Form 10-Q
period 2007-06-30
VALIDUS HOLDINGS LTD
filed 2007-08-13
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33606

VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0501001
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
19 Par-La-Ville Road, Hamilton, Bermuda HM 11
(Address of principal executive offices and zip code)
(441) 278-9000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2007, there were 76,363,605 outstanding Common Shares, $0.175 par value per share, of the registrant.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:	1

Consolidated Balance Sheets as at June 30, 2007 (unaudited) and December 31, 2006	1

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended June 30, 2007 and 2006 (unaudited) and the Six Months Ended June 30, 2007 and 2006 (unaudited)	2

Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2007 and 2006 (unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	50

Item 4. Submission of Matters to a Vote of Security Holders	51

Item 6. Exhibits	51

Signatures	54
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2007 (unaudited) and December 31, 2006
(expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2007 - $1,131,262; 2006 - $843,982)	$1,127,591	$844,857
Short-term investments, at fair value (amortized cost: 2007 - $371,767; 2006 - $531,530)	371,767	531,530
Cash and cash equivalents	314,955	63,643

Total cash and investments	1,814,313	1,440,030

Premiums receivables	376,814	142,408
Deferred acquisition costs	72,518	28,203
Prepaid reinsurance premiums	40,747	8,245
Securities lending collateral	35,194	12,327
Loss reserves recoverable	158	—
Net receivable for investments sold	1,862	—
Accrued investment income	9,355	6,456
Other assets	13,950	8,754

Total assets	$2,364,911	$1,646,423

Liabilities
Unearned premiums	$461,437	$178,824
Reserve for losses and loss expenses	138,132	77,363
Reinsurance balances payables	45,927	7,438
Securities lending payable	35,194	12,327
Net payable for investments purchased	—	12,850
Accounts payable and accrued expenses	10,274	15,098
Debentures payable	350,000	150,000

Total liabilities	1,040,964	453,900

Commitments and contingent liabilities

Shareholders’ equity
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2007 - 58,482,600; 2006 - 58,482,601)	10,234	10,234
Additional paid-in capital	1,051,947	1,048,025
Accumulated other comprehensive income	—	875
Retained earnings	261,766	133,389

Total shareholders’ equity	1,323,947	1,192,523

Total liabilities and shareholder’ equity	$2,364,911	$1,646,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except share amounts)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$174,300	$110,574	$552,370	$358,779
Reinsurance premiums ceded	(26,780)	(16,921)	(57,738)	(25,159)

Net premiums written	147,520	93,653	494,632	333,620
Change in unearned premiums	(14,490)	(27,198)	(250,110)	(224,757)

Net premiums earned	133,030	66,455	244,522	108,863
Net investment income	19,742	13,185	38,239	24,097
Net realized losses on investments	(232)	(354)	(186)	(740)
Net unrealized losses on investments	(6,189)	—	(4,546)	—
Foreign exchange gains	2,003	696	3,392	692

Total revenues	148,354	79,982	281,421	132,912

Expenses
Losses and loss expense	42,675	31,144	89,162	55,481
Policy acquisition costs	17,837	8,436	30,056	13,936
General and administrative expenses	13,085	9,733	26,257	17,366
Finance expenses	4,003	978	8,444	1,683
Fair value of warrants issued	—	—	—	77

Total expenses	77,600	50,291	153,919	88,543

Net income	$70,754	$29,691	$127,502	$44,369

Comprehensive income
Unrealized losses arising during the period	—	(3,283)	—	(7,163)
Adjustment for reclassification of losses realized in income	—	354	—	740

Comprehensive income	$70,754	$26,762	$127,502	$37,946

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	58,482,600	58,482,601	58,482,601	58,471,659
Diluted	60,647,354	58,591,802	60,431,373	58,550,661

Basic earnings per share	$1.21	$0.51	$2.18	$0.76

Diluted earnings per share	$1.17	$0.51	$2.11	$0.76

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the six months ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Common shares
Balance – Beginning of period	$10,234	$10,224
Issue of common shares	—	10

Balance – End of period	$10,234	$10,234

Additional paid-in capital
Balance – Beginning of period	$1,048,025	$1,050,117
Issue of common shares, net of expenses	—	1,030
Stock option expense	1,845	1,758
Fair value of warrants qualifying as equity	—	77
Equity reclassification impact of adopting FAS 123 R	—	(10,932)
Stock compensation expense	2,077	1,994

Balance – End of period	$1,051,947	$1,044,044

Accumulated other comprehensive income (loss)
Balance – Beginning of period	$875	$105
Net change in unrealized gain (loss) on investments	—	(6,423)
Cumulative effect of adoption of fair value option	(875)	—

Balance – End of period	$—	$(6,318)

Deferred compensation
Balance – Beginning of period	$—	$(10,932)
Equity reclassification impact of adopting FAS 123 R	—	10,932

Balance – End of period	$—	$—

Retaining earnings (deficit)
Balance – Beginning of period	$133,389	$(49,709)
Cumulative effect of adoption of fair value option	875	—
Net income	127,502	44,369

Balance – End of period	$261,766	$(5,340)

Total shareholders’ equity	$1,323,947	$1,042,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Cash flows provided by operating activities
Net income for the period	$127,502	$44,369
Adjustments to reconcile net income to net income cash provided by operating activities:
Stock compensation and stock option expense	3,922	3,752
Net realized losses on sales of investments	186	740
Net unrealized losses on investments	4,546	—
Fair value of warrants expensed	—	77
Amortization of discounts on fixed maturities	(3,740)	(4,594)
Premiums receivable	(234,406)	(200,725)
Deferred acquisition costs	(44,315)	(32,210)
Prepaid reinsurance premiums	(32,502)	(19,840)
Losses recoverable	(158)	—
Accrued investment income	(2,898)	(2,686)
Other assets	(3,196)	(1,757)
Unearned premiums	282,612	244,597
Reserve for losses and loss expense	60,769	50,872
Reinsurance balances payable	38,489	15,333
Accounts payable and accrued expenses	(4,824)	4,005

Net cash provided by operating activities	191,987	101,933

Cash flows used in investing activities
Proceeds on sales of investments	420,622	244,484
Purchases of fixed maturities	(722,688)	(703,702)
Sales (purchases) of short-term investments, net	163,391	(78,571)
Increase in securities lending collateral	(22,867)	—

Net cash used in investing activities	(161,542)	(537,789)

Cash flows provided by financing activities
Net proceeds on issuance of debentures payable	198,000	146,250
Increase in securities lending payable	22,867	—
Issue of common shares, net of expenses	—	(11,996)

Net cash provided by financing activities	220,867	134,254

Net increase (decrease) in cash	251,312	(301,602)

Cash and cash equivalents – Beginning of period	63,643	398,488

Cash and cash equivalents – End of period	$314,955	$96,886

Interest paid during the period	$6,802	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
1. Nature of the business
     Validus Holdings, Ltd. (the “Company” or “Validus”) was incorporated under the laws of Bermuda on October 19, 2005. The Company’s principal operating subsidiary is Validus Reinsurance, Ltd. (“Validus Re”). Validus Re is registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (“The Act”). The Company, through Validus Re, offers reinsurance coverage in the Property, Marine & Energy and Specialty lines markets, effective January 1, 2006.
     Validus has two wholly-owned subsidiaries: Validus Specialty, Inc. (“Validus Specialty”) and Validus Research Inc. (“Validus Research”) Validus Specialty was incorporated on May 3, 2006 as a holding company. Validus Research was incorporated on August 24, 2006, and is a Canada-based modeling service company.
2. Basis of preparation and consolidation
     These unaudited consolidated financial statements include Validus and its wholly owned subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, and reinsurance recoverable balances. Actual results could differ from those estimates. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.
     This Quarterly Report should be read in conjunction with the Company’s General Form for Registration of Securities under the Securities Act of 1933 on Form 424(b)(4), which included the results for the year ended December 31, 2006 and quarter ended March 31, 2007, and was filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2007.
3. Significant accounting policies
     (a) Investments
     Prior to January 1, 2007, the Company’s investments in fixed maturities were classified as available-for-sale and carried at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. As discussed in Note 4, beginning on January 1, 2007, the Company’s investments in fixed maturities were classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings. The Company believes that accounting for its investment portfolio as trading more closely reflects its investment guidelines. The fair value of investments is based upon quoted market values.
     Short-term investments comprise investments with a remaining maturity of less than one year at time of purchase.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
     All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on sale of investments are determined on the basis of amortized cost. Interest on fixed maturity securities is recorded in net investment income when earned and is adjusted for any amortization of premium or discount.
     Prior to January 1, 2007, the Company reviewed the fair value of its investment portfolio to identify declines in fair value below the amortized cost that were other than temporary. This review involved consideration of several factors including (i) the time period during which there had been a significant decline in fair value below amortized cost, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. If the Company concluded that a decline in fair values was other than temporary, the cost of the security was written down to fair value below amortized cost and the previously unrealized loss was therefore realized in the period such determination was made. With respect to securities where the decline in value was determined to be temporary and the security’s value was not written down, a subsequent decision could be made to sell that security and realize the loss. Subsequent decisions on security sales were made within the context of overall risk monitoring, changing information, market conditions generally and assessing value relative to other comparable securities.
     For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized retrospectively. Prepayment fees or call premiums that are only payable to the Company when a security is called prior to its maturity, are earned when received and reflected in net investment income.
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party
4. Recent accounting pronouncements
     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS No. 157 is effective for interim and annual financial statements issued after January 1, 2008 and may be early adopted.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including amendment of FASB Statement No. 115” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 includes a provision whereby investments accounted for as available-for-sale or held-to-maturity are eligible for the fair value option at the adoption date and will be accounted for as trading securities subsequent to adoption. If FAS 157 is adopted simultaneously with FAS 159, any change in an existing eligible items fair value shall be accounted for as a cumulative-effect adjustment. FAS No. 159 is effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007 and may be early adopted.
     The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. The Company believes that accounting for its investment portfolio as trading more closely reflects its investment guidelines. Unrealized gains on available-for-sale investments at December 31, 2006 of $875, previously included in the accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment has resulted in the transfer of the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and had no impact on

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
the results of operations for the period beginning January 1, 2007. The Company’s investments are accounted for as trading for period beginning January 1, 2007 and as such, all unrealized gains and losses are now included in Net Income on the Statement of Operations. The Company evaluated the impact of FAS 157 and FAS 159 and has determined that, with the exception of the Company’s investment portfolio, the adoptions of these pronouncements did not have a material impact on the Company’s financial statements.
     In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The Company is evaluating the impact of EITF 03-6-a, but does not expect it to have a material impact on the Company’s financial statements.
5. Investments
     (a) Net investment income
     Net investment income is derived from the following sources:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fixed maturities and short-term investments	$19,035	$10,239	$37,111	$18,287
Cash and cash equivalents	1,252	3,374	2,182	6,560

Total gross investment income	20,287	13,613	39,293	24,847
Investment expenses	(545)	(428)	(1,054)	(750)

Net investment income	$19,742	$13,185	$38,239	$24,097

     The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) of investments:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$156	$1	$245	$30
Gross realized losses	(388)	(355)	(431)	(770)

Net realized gains (losses) on investments	(232)	(354)	(186)	(740)
Change in unrealized gains (losses) of investments	(6,189)	(2,929)	(4,546)	(6,423)

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$(6,421)	$(3,283)	$(4,732)	$(7,163)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
     (b) Fixed maturity and short-term investments
     The amortized cost, fair value and gross unrealized gains and losses and estimated fair value of investments at June 30, 2007 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	Cost	gains	losses	value
U.S. Government and Government Agency	$230,464	$111	$(705)	$229,870
Corporate	278,094	71	(1,671)	276,494
Asset-backed and mortgage-backed securities	622,704	843	(2,320)	621,227

Total fixed maturities	1,131,262	1,025	(4,696)	1,127,591
Total short-term investments	371,767	—	—	371,767

Total	$1,503,029	$1,025	$(4,696)	$1,499,358

     The amortized cost, fair value and gross unrealized gains and losses and estimated fair value of investments available-for-sale at December 31, 2006 are as follows:

		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized Cost	gains	losses	fair value
U.S. Government and Government Agency	$119,579	$304	$(152)	$119,731
Corporate	223,079	482	(572)	222,989
Asset-backed and mortgage-backed securities	501,324	1,688	(875)	502,137

Total fixed maturities	843,982	2,474	(1,599)	844,857
Total short-term investments	531,530	—	—	531,530

Total	$1,375,512	$2,474	$(1,599)	$1,376,387

     The estimated fair value of fixed maturity securities and equities is based on quoted market values. As at December 31, 2006 the Company had 122 securities in an unrealized loss position with a fair market value of $441,436. Seven of these securities had been in an unrealized loss position for greater than twelve months. The Company believes that the gross unrealized losses relating to the Company’s fixed maturity investments at December 31, 2006 of $1,599 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. The net unrealized gains and losses of $875 were recognized as the cumulative effect of adoption of fair value option.
     The following is an analysis of how long each of the fixed maturity securities held at December 31, 2006 had been in a continued loss position:

	12 Months or Less		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	Losses	fair value	Losses	fair value	Losses
U.S. Government and Government Agency	$56,385	$(123)	$—	$—	$56,385	$(123)
Corporate	127,547	(527)	9,111	(45)	136,658	(572)
Asset-backed and mortgage-backed securities	225,561	(767)	22,832	(137)	248,393	(904)

Total	$409,493	$(1,417)	$31,943	$(182)	$441,436	$(1,599)

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2007 and December 31, 2006. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	June 30, 2007		December 31, 2006
	Estimated		Estimated
	fair value	% of total	fair value	% of total
AAA	$875,602	77.7%	$644,106	76.2%
AA	89,745	8.0%	69,087	8.2%
A+	72,849	6.5%	58,285	6.9%
A	50,776	4.5%	44,136	5.2%
A-	23,741	2.1%	22,759	2.7%
BBB	14,878	1.2%	6,484	0.8%

Total	$1,127,591	100.0%	$844,857	100.0%

     The amortized cost and estimated fair value amounts for fixed interest securities held at June 30, 2007 and December 31, 2006 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$67,716	$67,633	$67,984	$67,920
Due after one year through five years	415,411	413,432	255,808	255,739
Due after five years through ten years	14,020	13,976	4,966	5,207
Due after ten years	11,410	11,322	13,900	13,854

	508,557	506,363	342,658	342,720
Asset-backed and mortgage-backed securities	622,705	621,228	501,324	502,137

Total	$1,131,262	$1,127,591	$843,982	$844,857

     During the six months ended June 30, 2006, proceeds from sales of available-for-sale securities were $250,375. For the three months ended June 30, 2006, gross realized losses were $354 and realized gains were $nil. For the six months ended June 30, 2006, gross realized losses were $770 and realized gains were $30.
     The Company has a five year, $500,000 letter of credit facility provided by a syndicate of commercial banks. At June 30, 2007 approximately $84,493 (December 31, 2006; $78,323) of letters of credit were issued and outstanding under this facility for which $90,422 of investments were pledged as collateral (December 31, 2006; $87,718).
(c) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at June 30 2007, the Company had $34,616 (December 31, 2006: $11,942) in securities on loan.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
6. Reinsurance
     The effects of reinsurance on premiums written and earned for the three and six month periods ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—
Assumed and acquired	174,300	146,127	110,574	70,620
Ceded	(26,780)	(13,097)	(16,921)	(4,165)

Total	$147,520	$133,030	$93,653	$66,455

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—
Assumed and acquired	552,370	269,758	358,779	114,181
Ceded	(57,738)	(25,236)	(25,159)	(5,318)

Total	$494,632	$244,522	$333,620	$108,863

     Collateralized quota share retrocession treaties
     Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re Limited (“Petrel”), a newly-formed Bermuda reinsurance company. These agreements include quota share reinsurance agreements (“Collateralized Quota Shares”) whereby Petrel assumes a quota share of certain lines of marine & energy and other lines of business assumed by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. Under the terms of the reinsurance agreements, the Company has determined it is not required to consolidate the assets, liabilities and results of operations of Petrel under the terms of FIN 46(R). Petrel is a separate legal entity in which Validus has no equity investment, management or board interests or related party relationships.
     Petrel is required to contribute funds into a trust (the “Trust”) for the benefit of Validus Re. Under the Collateralized Quota Shares, the amount required to be on deposit in the Trust is the sum of (i) full aggregate outstanding limits in excess of unpaid premium and related ceding commission on all in force covered policies plus (ii) an amount determined by Validus Re in its discretion to support known losses under covered policies (the “Required Amount of Available Assets”). If the actual amounts on deposit in the Trust, together with certain other amounts (the “Available Assets”), do not at least equal the Required Amount of Available Assets, Validus Re will, among other things, cease ceding business on a prospective basis.
     Validus Re pays a reinsurance premium to Petrel in the amount of the ceded percentage of the original gross written premium on the business reinsured with Petrel less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Validus Re for generating the business. The Collateralized Quota Shares also provides for a profit commission to Validus Re based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis.
     For the three month periods ended June 30, 2007 and 2006 Validus Re ceded $21,318 and $9,111 of premiums written to Petrel through the Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the three month periods ended June 30, 2007 and 2006 was $10,863 and $1,586. For the six month periods ended June 30, 2007 and 2006 Validus Re ceded $45,904 and $9,111 of premiums written to Petrel through the Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the six month periods ended June 30, 2007 and 2006 was $21,416 and $1,586.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
7. Share capital
     (a) Authorized and issued
     As disclosed in Note 13, the Company completed an Initial Public Offering on July 31, 2007.
     The Company’s authorized share capital is 571,428,571 ordinary shares with a par value of $0.175 each.
     As of December 31, 2005, the Company had issued 58,423,174 ordinary shares at a price of $17.50 in a private offering. Shares issued consisted of both voting common shares and non-voting common shares which are identical in all respects, other than with respect to voting and conversion of non-voting common shares. Of the shares issued at December 31, 2005, 14,057,138 were non-voting and an additional 5,714,285 shares converted to non-voting upon the filing of the Company’s registration statement. Proceeds from this issuance, after offering expenses, were $999,997. These proceeds were used for general corporate purposes.
     The Company issued an additional 59,427 voting shares in a private offering in February, 2006 at a price of $17.50.
     The holders of ordinary voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.
     (b) Warrants
     The Company’s founders and sponsoring investors provided their insurance industry expertise, resources and relationships during the period ended December 31, 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services the founders and sponsoring investors were issued warrants. The Warrants represent, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, Warrants and any other rights to purchase common shares) and are subject to adjustment such that the Warrants will continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummates an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founders’ and sponsoring investors’ commitments, the Company had issued as at June 30, 2007 Warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,455,320 (December 31, 2006 — to 8,455,320) common shares. In February 2006, 8,593 additional warrants were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12% of the fully diluted shares of the Company. Of those issued 2,592,965 (December 31, 2006 — 1,557,188) of the Warrants are to purchase non-voting common shares. The Warrants will expire ten years from the date of issue and will be exercisable at a price per share of $17.50, equal to the price per share paid by investors in the private offering.
     The Warrants may be settled using either the physical settlement or net-share settlement methods. The Warrants have been classified as equity instruments, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Warrants were initially measured at an aggregate fair value of $75,091 and recorded as addition to additional paid-in capital. The founding shareholder’s warrants in the amount of $25,969 were accounted for as a deduction from additional paid-in capital and the balance of $49,122 was expensed. The additional warrants issued for the period ended December 31, 2006 increased the fair value to $75,168 with the increase of $77 expensed.
     The fair value of each Warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, of approximately 30.0%, was derived from the historical volatility of the share price of a range of publicly-traded Bermuda reinsurance companies of a similar business nature to the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
shares. The other assumptions in the option-pricing model were as follows: risk free interest rate of 4.5%, expected life of ten years and a dividend yield of nil.
     (c) Dividends
     The Company did not declare any dividends for the three month and six month periods ended June 30, 2007 and 2006.
8. Debt and financing arrangements
     (a) Junior subordinated deferrable debentures
     On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “9.069% Junior Subordinated Deferrable Debentures”). The 9.069% Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 9.069% Junior Subordinated Deferrable Debentures. Interest will be payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 9.069% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund ongoing reinsurance operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and are amortized to income over the five year optional redemption period.
     On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund the purchase of Talbot Holdings Ltd, as discussed in Note 13. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period.
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures are as follows:

2007	$15,140
2008	30,564
2009	30,564
2010	30,564
2011 and thereafter	382,240

Total minimum future payments	$489,072

     (b) Credit facility
     On March 14, 2006 (the “effective date”), the Company entered into a 364-day $100,000 revolving credit facility and a three-year $200,000 secured letter of credit facility. The credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.. Associated with each of these bank facilities are various covenants that include, among other things, (i) the requirement under the revolving credit facility that the Company at all times maintain a minimum level of consolidated net worth of at least 65% of consolidated net worth calculated as of the effective date, (ii) the requirement under the letter of credit facility that

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
the Company initially maintain a minimum level of consolidated net worth of at least 65% of the consolidated net worth as calculated as of the effective date, and thereafter to be increased quarterly by an amount equal to 50% of consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares of the Company during such quarter, and (iii) the requirement under each of the facilities that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.30:1.00. The Company was in compliance with the covenants at December 31, 2006 and for the period then ended.
     On March 12, 2007, we entered into a new $200,000 three-year unsecured facility, which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for Validus (the full $200,000 of which is available for letters of credit and/or revolving loans), and a new $500,000 five-year secured letter of credit facility, which provides for letter of credit availability for Validus Re and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The new credit facilities replaced our existing 364-day $100,000 senior unsecured revolving credit facility and our existing three-year $200,000 senior secured letter of credit facility, which have each been terminated. As of June 30, 2007, we have $84,493 in outstanding letters of credit under our five-year secured letter of credit facility and no amounts outstanding under our three-year unsecured facility.
     The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). At June 30, 2007 and for the period then ended, we were in compliance with the covenants under our new credit facility. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default under the credit facilities, make investments, incur debt at our subsidiaries, sell assets and merge or consolidate with others.
     The financing structure at June 30, 2007 was:

		In Use /
	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
364-day $200,000 revolving credit facility	200,000	—
$500,000 letter of credit facility	500,000	84,493

Total	$1,050,000	$434,493

     Finance expenses for the three month periods ended June 30, 2007 and 2006 were $4,003 and $978, respectively. Finance expenses for the six month periods ended June 30, 2007 and 2006 were $8,444 and $1,683, respectively. Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs and fees relating to our credit facility.
9. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
(a)	The Company entered into an agreement on December 7, 2005 under which the Company’s founding investor Aquiline Capital Partners, LLC and its related companies (“Aquiline”) were engaged to provide services in connection with the Company’s formation and initial capitalization, including without limitation to ensure that the Company

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
would be fully operational with key management in place in time for the January 2006 renewal season. In connection with this agreement, Aquiline received $12,300 in fees during 2005 which were included as organizational costs within additional paid-in capital. Aquiline entities, which own 6,857,143 shares in the Company, are allocated a warrant percentage of 6.55% and employ three of the Company’s directors who do not receive compensation from Validus.

(b)	The Company entered into an advisory agreement on December 7, 2005 with Aquiline. Under this agreement, Aquiline from time to time provides advisory and consulting services in relation to the affairs of the Company and its subsidiaries with respect to the formation and initial capitalization of the Company and its subsidiaries, the structure and timing of public and private offerings of debt and equity securities of the Company and its subsidiaries and other financings, property dispositions and other acquisitions to be performed by Aquiline. Under the terms of this agreement, the Company pays an annual advisory fee of $1,000 payable in advance for a period of five years from the date of initial funding until the termination date. Prior to the termination date, upon the earlier to occur of (a) a change in control and (b) a first public offering, the Company shall immediately pay in full to Aquiline the remaining unpaid advisory fees. Certain officers and employees of Aquiline also invested in the Company and some of these individuals also serve as directors of the Company.

(c)	The Company and Aquiline engaged Merrill Lynch to provide services in connection with the initial capitalization of Validus. In connection with this agreement, Merrill Lynch received $8,100 in fees during 2005 which were included as a direct equity offering expense within additional paid-in capital. Merrill Lynch entities, which own 5,714,285 shares in the Company, are allocated a warrant percentage of 0.67%, and have an employee on the Board of Directors who does not receive compensation from Validus. Merrill Lynch warrants are convertible to non-voting shares as described in note 7(a). In addition, entities affiliated with Merrill Lynch acted as the initial purchasers of $40,000 of the 9.069% Junior Subordinated Deferrable Debentures.

(d)	The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of its investment portfolio. This agreement was entered into on an arm’s length basis on terms generally available in the market. The Company incurred $350 and $279 during the three months ended June 30, 2007 and 2006 and $661 and $522 during the six months ended June 30, 2007 and 2006, of which $320 was included in accounts payable and accrued expenses at June 30, 2007 (December 31, 2006: $429). Merrill Lynch is a shareholder of Blackrock.

(e)	The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. This agreement was entered into on an arm’s length basis on terms available generally in the market. Goldman Sachs entities, which own 14,057,143 shares in the Company, are allocated a warrant percentage of 2.21%, and have an employee on the Board of Directors who does not receive compensation from Validus. The Company incurred $194 and $206 during the three months ended June 30, 2007 and 2006 and $387 and $356 during the six months ended June 30, 2007 and 2006 of such investment management fees, of which $190 was included in accounts payable and accrued expenses at June 30, 2007 (December 31, 2006: $180).

(f)	In November 2006, the Company entered into a property quota share reinsurance contract with a subsidiary of Allied World Assurance Holdings Ltd. pursuant to which the Company assumed an approximate 10% share of the reinsurance assumed under the contract. $30,000 of gross premiums written in the fourth quarter of 2006 was recorded on this contract. The contract terms were negotiated on an arm’s length basis. Funds affiliated with Goldman Sachs are shareholders of Allied World Assurance Holdings Ltd.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
(g)	Entities affiliated with FSI, a Validus shareholder, acted as the initial purchasers of $75,000 of the 8.480% Junior Subordinated Deferrable Debentures.
10. Earnings per share
     As disclosed in note 11, a reverse stock split of the outstanding shares of Validus Holdings, Ltd, was approved by a vote by the shareholders, whereby each 1.75 outstanding shares was consolidated into 1 share. This reverse stock split has been reflected retroactively in the calculation of earnings per share.
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income available to common shareholders	$70,754	$29,691	$127,502	$44,369

Weighted average shares – basic ordinary shares outstanding	58,482,600	58,482,601	58,482,601	58,471,659
Share equivalents
Warrants	1,732,297	—	1,551,227	—
Restricted Shares	432,457	109,201	397,545	79,002
Options	—	—	—	—

Weighted average shares – diluted	60,647,354	58,591,802	60,431,373	58,550,661

Basic earnings per share	$1.21	$0.51	$2.18	$0.76

Diluted earnings per share	$1.17	$0.51	$2.11	$0.76

     Share equivalents that would result in the issuance of common shares of 116,122 and 944,639 were outstanding for the three months ended June 30, 2007 and June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Share equivalents that would result in the issuance of common shares of 211,049 and 935,627 were outstanding for the six months ended June 30, 2007 and June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
11. Share consolidation
     A reverse stock split of the outstanding shares of Validus Holdings, Ltd., was approved by the shareholders, effective immediately following the Company’s Annual General Meeting on March 1, 2007, whereby each 1.75 outstanding shares was consolidated into 1 share, and the par value of the Company’s shares was increased to US $0.175 per share. This share consolidation has been reflected retroactively in these financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
12. Segment information
     The Company operates in a single business segment. The following tables set forth a breakdown of the Company’s gross premiums written by line of business for the periods indicated:

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Gross	Gross	Gross	Gross
	premiums	premiums	premiums	premiums
	written	written (%)	written	written (%)
Property	$395,470	71.6%	$248,966	69.4%
Marine	110,297	20.0%	69,517	19.4%
Other specialty	46,603	8.4%	40,296	11.2%

Total	$552,370	100.0%	$358,779	100.0%

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
	Gross	Gross	Gross	Gross
	premiums	premiums	premiums	premiums
	written	written (%)	written	written (%)
Property	$156,681	89.9%	$103,884	93.9%
Marine	9,147	5.2%	2,633	2.4%
Other specialty	8,472	4.9%	4,057	3.7%

Total	$174,300	100.0%	$110,574	100.0%

The following tables set forth a breakdown of the Company’s net premiums earned by line of business for the periods indicated:

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Net	Net	Net	Net
	premiums	premiums	premiums	premiums
	earned	earned (%)	earned	earned (%)
Property	$182,914	74.8%	$73,955	67.9%
Marine	34,934	14.3%	22,611	20.8%
Other specialty	26,674	10.9%	12,297	11.3%

Total	$244,522	100.0%	$108,863	100.0%

	Three months ended		Three months ended
	June 30, 2007		June 30, 2007
	Net	Net	Net	Net
	premiums	premiums	premiums	premiums
	earned	earned (%)	earned	earned (%)
Property	$97,762	73.5%	$47,289	71.2%
Marine	19,823	14.9%	11,977	18.0%
Other specialty	15,445	11.6%	7,189	10.8%

Total	$133,030	100.0%	$66,455	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Gross	Gross	Gross	Gross
	premiums	premiums	premiums	premiums
	written	written (%)	written	written (%)
United States	$261,070	47.4%	$148,439	41.4%
Worldwide excluding United States (1)	29,469	5.3%	29,358	8.2%
Europe	44,364	8.0%	30,247	8.4%
Latin America and Caribbean	7,105	1.3%	13,899	3.9%
Japan	7,416	1.3%	5,970	1.7%
Canada	—	0.0%	840	0.2%

Sub-total, non United States	88,354	15.9%	80,314	22.4%
Worldwide including United States (1)	69,278	12.5%	37,079	10.3%
Marine and Aerospace (2)	133,668	24.2%	92,947	25.9%

Total	$552,370	100.0%	$358,779	100.0%

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
	Gross	Gross	Gross	Gross
	premiums	premiums	premiums	premiums
	written	written (%)	written	written (%)
United States	$122,189	70.1%	$80,639	72.9%
Worldwide excluding United States (1)	6,534	3.7%	6,173	5.6%
Europe	11,962	6.9%	11,014	10.0%
Latin America and Caribbean	4,244	2.4%	2,792	2.5%
Japan	7,423	4.3%	5,305	4.8%
Canada	—	0.0%	404	0.4%

Sub-total, non United States	30,163	17.3%	25,688	23.3%
Worldwide including United States (1)	9,171	5.3%	103	0.1%
Marine and Aerospace (2)	12,777	7.3%	4,144	3.7%

Total	$174,300	100.0%	$110,574	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.
13. Subsequent events
     On July 2, 2007, the Company acquired all of the outstanding shares of Talbot Holdings Ltd (“Talbot”) from a group of institutional investors and Talbot employees and management for $382,176. Talbot is a leading underwriter of a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock & livestock, accident & heath and treaty classes of business. Talbot is focused on writing commercial risks with a wide geographical spread and is a prominent leader in the war and political violence classes. Talbot will be the Company’s principal operation in the direct insurance market and primary point of access to the London Market. The business will continue

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
to trade in the Lloyd’s market through both Syndicate 1183 and Underwriting Risk Services Ltd (URSL). In the year ended December 31, 2006, Talbot reported gross premiums written of $648,652, and net income of $123,764.
     On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set on its credit facility borrowings on July 2, 2007 was 6.0% per annum.
     On July 31, 2007, Validus completed its initial public offering. The net proceeds to the Company from this Offering were approximately $314,007, after deducting the underwriters’ discount and fees and expenses of the Offering. On July 31, 2007, the Company used $188,971 million of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $125,036 of net proceeds to make a $117,963 capital contribution to Validus Re to support the future growth of reinsurance operations and to pay certain expenses related to the Talbot acquisition and made a $3,000 payment to Aquiline in connection with the termination of the Advisory Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and six months ended June 30, 2007 and 2006 and the Company’s consolidated financial condition and liquidity and capital resources at June 30, 2007 and December 31, 2006. The Company completed the acquisition of Talbot Holdings Ltd. on July 2, 2007, subsequent to the period of this discussion and analysis. This discussion and analysis pertains to the results of the Company prior to the acquisition of Talbot Holdings Ltd. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes, and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006.
     The Company was formed on October 19, 2005 and has limited historical financial and operating information. Insurance and reinsurance companies face substantial risk in their initial stages of development. See “Cautionary Note Regarding Forward-Looking Statements”. In addition, for a variety of reasons, including the Company’s recent formation and relatively few significant catastrophe events in 2006 and the six months of 2007, the Company’s historical financial results may not accurately indicate future performance.
Executive Overview
     The Company’s principal operating subsidiary, Validus Re, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. The Company’s strategy is to concentrate on short-tail reinsurance risks, which is an area where management believes current prices and terms provide an attractive risk adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
     Premiums are a function of the number and type of contracts written, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 inception and renewal periods, while other lines are written throughout the year. Written premiums are generally highest in the first quarter and lowest during the fourth quarter of the year. Gross premiums written for pro rata programs are initially recorded as estimates and are adjusted as actual results are reported by the cedant during the period. Pro rata reinsurance is a type of reinsurance whereby the reinsurer indemnifies the policyholder against a predetermined portion of losses. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which is ordinarily twelve months, although many pro rata contracts are written on a risks attaching basis, which means that the contracts cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract, and are generally earned over a 24 month period, which is the risk period of the underlying (twelve month) policies. Premiums are generally due in monthly or quarterly installments.
     The following are the primary lines in which the Company conducts business:
     Property: Validus underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.
   Property Catastrophe: Property catastrophe includes reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Contrast this to casualty insurance and reinsurance, which covers losses to parties other than the policyholder and the legal liability imposed on the policyholder resulting therefrom. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered cause of possible loss, or peril, exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts.
   Property per Risk: Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Retention is the amount or portion of risk that an insurer retains for its own account. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property risk coverages are generally written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract.
   Property Pro Rata: In property pro rata contracts the reinsurer shares the premiums as well as the losses and expenses in an agreed proportion with the cedant.
     Marine: Validus underwrites reinsurance on marine risks covering damage to or losses of marine vessels or cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus underwrites marine reinsurance on an excess of loss basis, and to a lesser extent, on a pro rata basis.
     Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re Limited (“Petrel Re”), a newly-formed Bermuda reinsurance company. These agreements include quota share reinsurance agreements (“Collateralized Quota Shares”) whereby Petrel Re assumes a quota share of certain lines of marine & energy and other lines of business underwritten by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. Under the terms of the reinsurance agreements, the Company has determined it is not required to consolidate the assets, liabilities and results of operations of Petrel Re per FIN 46(R). Petrel Re is a separate legal entity of which Validus has no equity investment, management or board interests or related party relationships.
     Other Specialty Lines: Validus underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health and workers’ compensation catastrophe. The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are primarily written on an excess of loss basis.
     Income from the Company’s investment portfolio is primarily comprised of interest on fixed maturity investments net of investment expenses and net realized gains/losses on the sale of investments. A significant portion of the Company’s contracts provide short-tail reinsurance coverage for damages resulting mainly from natural and man-made catastrophes, which means that the Company could become liable for a significant amount of losses on short notice. Accordingly, the Company has structured its investment portfolio to preserve capital and maintain a high level of liquidity, which means that the large majority of the Company’s investment portfolio consists of shorter term fixed maturity investments. The Company’s fixed income investments are held as trading. Under U.S. GAAP, these securities are carried at fair value, and unrealized gains and losses on these securities are included in net income in the Company’s consolidated statements of income.

     The Company’s expenses consist primarily of losses and loss expenses, acquisition costs, general and administrative expenses, and finance expenses related to debentures and our credit facilities. Organizational expenses and expenses associated with the issuance of warrants were also incurred in the first quarter of 2006 as well as in the period ended December 31, 2005.
     Losses and loss expenses are a function of the amount and type of reinsurance contracts written and of the loss experience of the underlying risks. Reserves for losses and loss expense include a component for outstanding case reserves for claims which have been reported and a component for losses incurred but not reported. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, may result in losses and loss expenses materially different than the reserve initially established. Changes to prior year loss reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or decreasing net income if the prior year reserves prove to be insufficient. Adjustments resulting from new information will be reflected in income in the period in which they become known. The Company’s ability to estimate losses and loss expenses accurately, and the resulting impact on contract pricing, is a critical factor in determining profitability.
     Since the lines of business underwritten have large aggregate exposures to natural and man-made catastrophes, Validus expects that claims experience will predominantly be the result of relatively few events of significant severity. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, the Company’s financial condition, results of operations, and ability to write new business.
     Acquisition costs consist principally of brokerage expenses and commissions which are driven by contract terms on reinsurance contracts written, and are normally a specific percentage of premiums. Under certain contracts, cedants may also receive profit commissions which will vary depending on the loss experience on the contract. Acquisition costs are presented net of commissions or fees received on any ceded premium, including premium ceded to Petrel Re.
     General and administrative expenses are generally comprised of fixed expenses which do not vary with the amount of premiums written or losses incurred. Applicable expenses include salaries and benefits, professional fees, office, risk management, and stock compensation expenses. Stock compensation expenses include costs related to the Company’s long-term incentive plan, under which restricted stock and stock options are granted to certain employees.
Company Formation, Business Outlook and Trends
     The global property and casualty insurance and reinsurance industry has historically been highly cyclical. During the latter half of the 1990s, the industry experienced excess capacity for writers of insurance and reinsurance, which resulted in highly competitive market conditions. After this extended period of intense competition and eroding premium rates, the reinsurance markets began experiencing improvements in rates, terms and conditions for reinsurers in the first quarter of 2000. Continuing improvements through 2001 extended to the primary insurance industry and were accelerated by the events of September 11, 2001. While 2002 and 2003 proved to be relatively uneventful catastrophe years, the reinsurance markets were again significantly affected by natural catastrophe losses in 2004 and 2005. Taken together, 2004 and 2005 set a record for most Atlantic-basin tropical storms, hurricanes, major hurricanes (defined as category 3 or higher on the Saffir-Simpson Hurricane Intensity Scale) and major hurricanes making U.S. landfall. The 2005 Atlantic-basin hurricane season was the costliest on record, with Hurricanes Rita and Wilma each generating in excess of $10 billion in insured losses and Katrina responsible for an estimated $45 billion in insured losses, which places it as the most costly natural catastrophe on record.
     Management believes property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The large industry losses led to an increase in the perception of catastrophe risk by market participants creating a supply/demand imbalance for reinsurance capacity. Validus was formed in October 2005 to take advantage of these opportunities; we have also built our operations so that we may effectively take advantage of future market conditions as they develop.
     In the aggregate, Validus has observed substantial increases in premium rates in 2006 compared to 2005 levels. Such rate increases were most significant in the United States catastrophe-exposed lines of business. For risks outside of the U.S., or for risks which were not substantially exposed to catastrophes, rate increases were more modest, or, in some cases, rates have decreased. Capital provided by new entrants or by the commitment of additional capital by existing reinsurers may increase the supply of reinsurance which could affect pricing. An increase in the supply of reinsurance could moderate rate increases.
     For the six months ended June 30, 2007 the Company has generally observed pricing to be flat or down slightly across all lines of business. Management believes the supply and demand pressures which exerted upward pressure on prices in peak U.S. property zones in 2006 will remain flat to slightly down in the near term, assuming normal catastrophe activity.
     Following significant losses from Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in 2005, the marine and energy reinsurance accounts have experienced material price increases and more restrictive conditions. Losses resulting from Katrina affected nearly all lines of business written within the marine class and retrocessional capacity has been reduced sharply. Management believes that many reinsurers withdrew from marine and energy business and remaining reinsurers increased pricing and tightened conditions across all sectors. In addition to rate increases, coverage terms have become more restrictive including increased use of mutually exclusive pillars and other parametric devices.
     Since we underwrite global specialty property reinsurance and have large aggregate exposures to natural and man-made disasters, claim experience has been the result of relatively few events of high magnitude. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, the Company’s financial condition and results and ability to write new business. This volatility will affect results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these trends when pricing contracts.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the following accounting policies are critical to the Company’s operations as the application of these policies requires management to make significant judgments. Management believes the items that require the most subjective and complex estimates are (1) reserve for losses and loss expenses and (2) premiums.
     Reserve for Losses and Loss Expenses. For most insurance and reinsurance companies, the most significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated liability for both reported and unreported claims.
     Loss reserve estimations for insurance business are not precise in that they deal with the inherent uncertainty of future events. Estimating loss reserves requires management to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation. These estimates and judgments are based on numerous factors, and may be revised as additional experience or other data becomes available, as new or improved methodologies are developed or as current laws change.
     Reserving for reinsurance business introduces further uncertainties. As predominantly a broker market reinsurer for both excess of loss and proportional contracts, the Company must rely on loss information reported to brokers by primary insurers who must estimate their own losses at the policy level, often based on incomplete and changing information. The information received varies by cedant and may include paid losses, estimated case reserves, and an estimated provision for incurred but not reported losses (“IBNR reserves”). Additionally, reserving practices and the quality of data reporting may vary among ceding companies which adds further uncertainty to the estimation of ultimate losses. A time lag is inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer, especially in the case of excess of loss reinsurance contracts due to the accumulation of losses required prior to reaching the Company’s attachment point. Also, the combination of low claim frequency and high severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, the Company relies on an analysis of a contract’s historical experience, reinsurance industry information, and professional judgment in estimating reserves for these contracts. In addition, if available, ultimate loss ratio forecasts as reported by cedants are incorporated, normally on a three or six month lag.
     As a result of the time lag described above, the Company must estimate IBNR reserves, which consist of a provision for known loss events, as well as a provision for claims which have occurred but which have not yet been reported to us by ceding companies. Because of the degree of reliance that is necessarily placed on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business underwritten, and the varying reserving practices among ceding companies, reserve estimates are highly dependent on management’s judgment and therefore uncertain. In property lines, there can be additional uncertainty in loss estimation related to large catastrophe events. With winds events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labour. In the case of earthquakes, the damage assessment process may take longer as buildings are discovered to have structural weaknesses not initially detected. The loss settlement period, therefore, may be several years in duration, in which time additional facts regarding individual claims and trends often will become known and current laws and case law may change.
     As a result of these uncertainties, there is a risk that the Company’s actual losses may be higher or lower than the reserves booked based on information provided by cedants. The Company incorporates this uncertainty into the judgments and assumptions made when establishing loss reserves. Since the Company relies on information provided by ceding companies in order to assist it in estimating reserves, the Company performs certain processes in order to help determine the completeness and accuracy of such information as follows:
     1. The Company performs ceding company audits to confirm the accuracy and completeness of information received from cedants and considers the results of the ceding company audits in setting reserves.
     2. In addition to information received from ceding companies on reported claims, the Company also utilizes information on the patterns of ceding company loss reporting and loss settlements from previous events in order to estimate the Company’s ultimate liability related to these events.
     3. The Company utilizes reinsurance industry information in order to perform consistency checks on the data provided by ceding companies and to identify trends in loss reporting and settlement activity. The Company incorporates such information in establishing reserves.
     4. The Company supplements the loss information received from cedants with loss estimates developed by market share techniques and third party catastrophe models when such information is available.
     The Company currently has no backlog related to the processing of assumed reinsurance information. The Company actively manages its relationships with brokers and cedants and has no disputes with any counterparty.
     The reserve for losses and loss expenses includes both a component for outstanding case reserves for claims which have been reported and a component for IBNR reserves. IBNR reserves are estimated by management using various actuarial methods. These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in the models is derived by underwriters and actuaries during the initial pricing of the business, supplemented by reinsurance industry data available from organizations, such as statistical bureaus and consulting firms, where appropriate. Management expects over time to incorporate the Company’s own loss experience as it develops in establishing reserves. Expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Other methodologies are also used by the Company in the reserving process for specific types of claims or events, such as catastrophic or other specific major events. These include vendor catastrophe models, and analyses of specific industry events, such as large claims or lawsuits. Ceding company reports on IBNR reserves are also taken into account in making the Company’s estimates. The Company utilizes a reserving methodology that establishes a point estimate for ultimate losses. The point estimate represents management’s best estimate of ultimate losses and loss expenses. The Company does not utilize range estimation in the loss reserving process. The extent of reliance on management judgment in the reserving process differs as to whether the business is insurance or reinsurance and as to whether the business is written on an excess of loss or on a pro rata basis. The Company reviews its reserving assumptions and methodologies on a quarterly basis. Two of the most critical assumptions in establishing reserves are loss emergence patterns and expected loss ratios. Loss emergence patterns are critical to the reserving process as they are a key indicator of the ultimate liability. Expected loss ratios are a primary component in the Company’s initial calculation of estimated ultimate losses. The Company utilizes the same methodology and process to establish annual and interim reserves. Management anticipates that the loss estimates will be subject to an annual corroborative review by independent actuaries using generally accepted actuarial principles.
     The Company’s three most significant lines of business, property, marine and aerospace, are exposed to event related risks that are generally reported and paid within three years of the event. The Company estimates that 86% of its current reserves will be paid within three years. Given that the Company’s lines of business are substantially short tail in nature, the reporting, development and payment patterns of such reserves are similar for all lines.
     For all lines of business, the Company’s reserve for losses and loss adjustment expenses and loss reserves recoverable consist of four categories: (1) case reserves, (2) additional case reserves, (3) additional case reserves for events (“ACRE”) IBNR, and (4) traditional IBNR. The reserves and recoverables in each of these categories are established on an annual and interim basis as follows:
     1. Case reserves — are established for all lines by our claims department based on reports of actual losses from ceding companies. As discussed above, the company performs ceding company audits to verify the accuracy and completeness of data received and considers the results of such audits when establishing case reserves.
     2. Additional case reserves — are established for all lines by our claims department in cases where the Company believes that the case reserves reported by the cedant require adjustment. Additional case reserves supplement case reserves based on information obtained through ceding company audits or other sources.
     3. ACRE (event) IBNR reserves — are established for all lines based on the Company’s analysis of known loss events that have not yet been reported to the Company by cedants. In establishing event IBNR, the Company accumulates loss information from modeling agencies and publicly available sources. The loss information is applied to the Company’s book of in-force contracts using internal and third party vendor models to establish an estimate of the Company’s ultimate exposure to the loss event. Paid losses, case reserves and additional case reserves are deducted from the ultimate to ascertain event IBNR reserves.
     4. Traditional IBNR reserves — are established using the expected loss method and the Bornhuetter-Ferguson method. These two methods have been chosen based on the maturity of the data and the Company’s limited historical data upon which to base the analysis. The Bornhuetter-Ferguson method establishes an ultimate loss amount by combining actual reported losses with expected unreported losses. The expected loss method establishes an ultimate loss amount by applying a selected loss ratio to the earned premium. Under both methods, paid losses, case reserves and additional case reserves are deducted from the ultimate to ascertain the traditional IBNR reserves.

     The Company’s reserving methodology was not changed in the quarter ended June 30, 2007 from the methodology used in the year ended December 31, 2006. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at June 30, 2007 were $138.1 million and $0.2 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by line of business at June 30, 2007.

	At June 30, 2007
			Total gross
			reserve
	Gross case	Gross	for losses and
	reserves	IBNR	loss expenses
	(Dollars in thousands)
Property	$35,196	$69,377	$104,573
Marine	6,125	14,658	20,783
Other specialty	2,676	10,100	12,776

Total	$43,997	$94,135	$138,132

     Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2006 were $77.4 million and $nil, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by line of business at December 31, 2006.

	At December 31, 2006
			Total gross
			reserve
	Gross case	Gross	for losses and
	reserves	IBNR	loss expenses
	(Dollars in thousands)
Property	$32,187	$27,198	$59,385
Marine	3,637	6,229	9,866
Other specialty	2,290	5,822	8,112

Total	$38,114	$39,249	$77,363

     Due to the Company’s short operating history, loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take many years to develop. The Company’s loss reserve development patterns are primarily based upon reinsurance industry and publicly available competitor data given the Company’s short operating history. The Company will incorporate its own loss development patterns into the reserving process as they become known. The lack of historical information for the Company has necessitated the use of reinsurance industry loss emergence patterns in deriving IBNR. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios may deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. For catastrophic events, the Company considers aggregate industry loss reports and catastrophe model projections in addition to ceding company estimates and other factors as described above. For other lines, reinsurance industry loss ratio and development pattern information is utilized in conjunction with the Company’s own experience. The Company records loss expenses based on an analysis of the estimated costs to administer and pay the reserves.
     To the extent reinsurance industry data is relied upon to aid in establishing reserve estimates, there is a risk that the data may not match the Company’s risk profile or that the industry’s reserving practices overall differ from that of the Company and its cedants. In addition, reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event. These factors further contribute to the degree of uncertainty in the reserving process.
     The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different than the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or decreasing net income if the prior year reserves prove to be insufficient. The Company expects volatility in results in periods that significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, the Company is not allowed to record contingency reserves to account for expected future losses. The Company anticipates that claims arising from future events will require the establishment of substantial reserves from time to time.
     Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results financial condition and liquidity. Management’s best estimate of the gross reserve for losses and loss expenses at June 30, 2007 is $138.1million. The following tables show the effect on gross reserves for losses and loss expenses as of June 30, 2007 of a five and ten percent change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns and (2) expected loss ratios. Given the Company’s short operating history and corresponding lack of historical data upon which to determine variability in assumptions, management believes that a reasonably likely scenario is best represented by a standard utilized by some professional actuaries as part of their review of a reinsurer’s reserves. Utilizing this standard as a guide, management has selected five and ten percent to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider the normal levels of catastrophe events experienced in the quarter ended June 30, 2007. Loss reserves may vary beyond these scenarios in periods of heightened catastrophic activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently.
Gross reserve for losses and loss expenses at June 30, 2007 — Sensitivity to loss emergence patterns

Reserve for losses
Change in assumption	and loss expenses
(Dollars in thousands)
10% favorable	$126,732
5% favorable	130,960
No change (selected)	138,132
5% unfavorable	145,741
10% unfavorable	153,349
Gross reserves for loss and loss expenses at June 30, 2007 — Sensitivity to expected loss ratios

Reserve for losses
Change in assumption	and loss expenses
(Dollars in thousands)
10% favorable	$131,111
5% favorable	134,622
No change (selected)	138,132
5% unfavorable	141,643
10% unfavorable	145,153
     The most significant variance in the above scenarios, 10% unfavorable change in loss emergence patterns, would have the effect of increasing losses and loss expenses by $15.2 million, thereby reducing net income by $15.2 million. In the Company’s judgment, such a variance would not have a material impact on liquidity or future financial position.
     Management believes that the reserve for losses and loss expenses is sufficient to cover expected claims within the terms of the policies and agreements with insured and reinsured customers on the basis of the methodologies used to estimate those reserves. However, there can be no assurance that actual payments will not vary significantly from total reserves. The reserve for losses and loss expenses and the methodology of estimating such reserve are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

     Premiums. Assumed reinsurance premium is written on an excess of loss or on a pro rata basis. Reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly cedants must estimate such premiums when purchasing reinsurance coverage. For excess of loss contracts, the deposit premium is defined in the contract. The deposit premium is based on the ceding companies’ estimated premiums, and this estimate is the amount recorded as written premium in the period the risk incepts. In the majority of cases, these contracts are adjustable at the end of the contract period to reflect the changes in underlying risks during the contract period. Subsequent adjustments, based on reports by the ceding companies of actual premium, are recorded in the period they are determined, which would normally be reported within six months to one year subsequent to the expiration of the contract.
     For pro rata contracts and excess of loss contracts written on a losses occurring basis, premium income is generally earned ratably over the expected risk period, usually 12 months. For all other contracts, comprising contracts written on a risks attaching basis, premiums are generally earned over a 24 month period due to the fact that some of the underlying exposures may attach towards the end of the contract, and such underlying exposures generally have a 12 month coverage period. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is reflected on the balance sheet in unearned premiums.
     For pro rata contracts, an estimate of written premium is recorded in the period in which the risk incepts. The premium estimate is based on information provided by ceding companies and management’s judgment. As these are pro rata contracts, gross premiums written related to these contracts is a function of the amount of premium the ceding company estimates they will write. At the inception of the contract the ceding company estimates how much premium they expect to write during the year. Management critically evaluates the information provided by ceding companies based on experience with the cedant, broker and the underlying book of business. Subsequent adjustments will be recorded when the actual premium is reported by the ceding company. Reporting by the ceding company may be on a three or six month lag and it may be significantly different than the estimate.
     The Company evaluates the appropriateness of these premium estimates based on the latest information available, which includes actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as a continuing assessment of relevant economic conditions.
     Details of gross premiums written by treaty type are provided below.

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Gross premiums		Gross premiums
	written	Gross premiums	written	Gross premiums
Treaty type	(Dollars in thousands)	written (%)	(Dollars in thousands)	written (%)
	(Dollars in thousands)
Catastrophe excess of loss(1)	$311,147	56.3%	$196,405	54.7%
Per Risk excess of loss(2)	106,922	19.4%	78,985	22.0%
Proportional(3)	134,301	24.3%	83,389	23.3%

Total	$552,370	100.0%	$358,779	100.0%

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
	Gross premiums		Gross premiums
	written	Gross premiums	written	Gross premiums
Treaty type	(Dollars in thousands)	written (%)	(Dollars in thousands)	written (%)
	(Dollars in thousands)
Catastrophe excess of loss(1)	$148,601	85.3%	$86,291	78.0%
Per Risk excess of loss(2)	13,440	7.7%	12,835	11.6%
Proportional(3)	12,259	7.0%	11,448	10.4%

Total	$174,300	100.0%	$110,574	100.0%

(1)	Catastrophe excess of loss is composed of catastrophe excess of loss, aggregate excess of loss, reinstatement premium protection, second event and third event covers.

(2)	Per Risk excess of loss is composed of per event excess of loss and per risk excess of loss.

(3)	Proportional is composed of quota share and surplus share.
     As a newly formed Company with limited operating history, we do not have past history that reflects how our premium estimates will develop. Furthermore, past experience may not be indicative of how future premium estimates develop. Gross premiums written on a proportional basis are recorded using estimated premiums and thus are the portion of the Company’s business that may be subject to adjustment. The Company re-evaluates estimates on a quarterly basis taking into consideration information obtained since the estimate was established, including information received from the cedant (and validated in a manner similar to how the Company evaluates cedant loss information). Based on information received, management has not made adjustments to any premium estimates to date. The Company believes that reasonably likely changes in assumptions made in the estimation process would not have a significant impact on gross premiums written as recorded.
     Where contract terms on excess of loss contracts require the reinstatement of coverage after a ceding company’s loss, the mandatory reinstatement premiums are recorded as written and earned premiums when the loss event occurs. Pro rata contracts generally do not contain provisions for the reinstatement of coverage.
     Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at June 30, 2007 no provision for doubtful accounts is necessary.
Segment Reporting
     Management has determined that the Company operates in a single business segment.

Results of Operations
     Validus Holdings, Ltd. and Validus Re were formed on October 19, 2005, and Validus Re commenced operations on December 16, 2005. Neither company had any prior operating history. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP.
     The following table presents results of operations for the three and six month periods ended June 30, 2007 and 2006:

	Three months	Three months		Six months	Six months
	ended	ended	%	Ended	Ended	%
	June 30, 2007	June 30, 2006	change (1)	June 30, 2007	June 30, 2006	change (1)
	(Dollars in thousands)			(Dollars in thousands)
Gross premiums written	$174,300	$110,574	57.6%	$552,370	$358,779	54.0%
Reinsurance premiums ceded	(26,780)	(16,921)	58.3%	(57,738)	(25,159)	129.5%

Net premiums written	147,520	93,653	57.5%	494,632	333,620	48.3%
Change in unearned premiums	(14,490)	(27,198)	(46.7%)	(250,110)	(224,757)	11.3%

Net premiums earned	133,030	66,455	100.2%	244,522	108,863	124.6%

Losses and loss expenses	42,675	31,144	37.0%	89,162	55,481	60.7%
Policy acquisition costs	17,837	8,436	111.4%	30,056	13,936	115.7%
General and administrative expenses	13,085	9,733	34.4%	26,257	17,366	51.2%

Total underwriting expenses	73,597	49,313	49.2%	145,475	86,783	67.6%

Underwriting income (2)	59,433	17,142	246.7%	99,047	22,080	348.6%
Net investment income	19,742	13,185	49.7%	38,239	24,097	58.7%
Finance expenses	(4,003)	(978)	309.3%	(8,444)	(1,683)	401.7%

Operating income	75,172	29,349	156.1%	128,842	44,494	189.6%

Fair value of warrants issued	—	—	NM	—	(77)	NM
Net realized losses on investments	(232)	(354)	(34.5%)	(186)	(740)	(74.9%)
Net unrealized losses on investments (3)	(6,189)	—	NM	(4,546)	—	NM
Foreign exchange gains	2,003	696	187.8%	3,392	692	390.2%

Net income	$70,754	$29,691	138.3%	$127,502	$44,369	187.4%
Comprehensive income (loss)
Unrealized losses arising during period (3)	—	(3,283)	NM	—	(7,163)	NM
Adjustment for reclassification of losses realized in income	—	354	NM	—	740	NM

Comprehensive income	$70,754	$26,762	164.4%	$127,502	$37,946	236.0%

Selected ratios
Net premiums written/Gross premiums written	84.6%	84.7%	(0.1)	89.5%	93.0%	(3.5)
Losses and loss expenses ratio	32.1%	46.9%	(14.8)	36.5%	51.0%	(14.5)

Policy acquisition cost ratio	13.4%	12.7%	0.7	12.3%	12.8%	(0.5)
General and administrative expense ratio	9.8%	14.6%	(4.8)	10.7%	15.9%	(5.2)
Expense ratio	23.2%	27.3%	(4.1)	23.0%	28.7%	(5.7)

Combined ratio	55.3%	74.2%	(18.9)	59.5%	79.7%	(20.2)

NM	Not meaningful

(1)	% change for ratios represent the change in percentage points

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed certain schedules containing underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(3)	The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000 previously included in the accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment will transfer the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and will have no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments will be accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such, all unrealized gains and losses will be included in net income.

Three months ended June 30, 2007 compared to three months ended June 30, 2006
Net income for the three months ended June 30, 2007 was $70.8 million compared to $29.7 million for the three months ended June 30, 2006, an increase of $41.1 million or 138.3%. The primary factors driving the increase were:
•	An increase in underwriting income of $42.3 million or 246.7% as a result of net premiums earned which were approximately double the same period in 2006 and a reduction of 18.9 percentage points in the combined ratio;

•	An increase in net investment income of $6.6 million or 49.7% as a result of growth in the investment portfolio, and;

•	An increase in foreign exchange gains of $1.3 million or 187.8%.
The increases above were partially offset by the following factors:
•	Increased finance expenses of $3.0 million, primarily resulting from $3.6 million finance expense on the 9.069% Junior Subordinated Deferrable Debentures, and;

•	Increased realized and unrealized losses on investments of $6.1 million. The majority of this increase is due to the early adoption on FAS 157 and FAS 159 resulting in unrealized losses on investments being recorded in net income rather than comprehensive income.
Gross Premiums Written
     Gross premiums written for the three months ended June 30, 2007 were $174.3 million compared to $110.6 million for the three months ended June 30, 2006, an increase of $63.7 million or 57.6%. Gross premiums written were primarily driven by the property line which accounted for $156.7 million of gross premium written. Details of gross premiums written by line of business are provided below

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$156,681	89.9%	$103,885	94.0%	50.8%
Marine(1)	9,147	5.2%	2,632	2.3%	247.5%
Other specialty	8,472	4.9%	4,057	3.7%	108.8%

Total	$174,300	100.0%	$110,574	100.0%	57.6%

(1)	The Marine line of business includes our offshore energy risks.
     The increase in gross premiums written was primarily driven by the property lines which accounted for $52.8 million of the increase in gross premiums written. In the three months ended June 30, 2007 the Company wrote additional premium in both U.S. and international property lines as compared to the same period in the prior year as a result of continued attractive pricing. The growth in marine lines was less apparent as a lower proportion of business was renewed in the three months ended June 30, 2007 compared to 2006 when uncertainty in the market following the windstorms of 2005 led to many renewals occurring later in the year. The shift in timing meant a portion of the premiums written in the second and third quarters of 2006 were renewed in the first quarter of 2007.

Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended June 30, 2007 were $26.8 million compared to $16.9 million for the three months ended June 30, 2006, an increase of $9.9 million or 58.3%. Reinsurance premiums ceded increased primarily as a result of the premiums ceded to Petrel Re Limited (“Petrel Re”) and the shift in the timing of marine renewals discussed above. Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re, a newly-formed Bermuda reinsurance company. These agreements include quota share reinsurance agreements (“Collateralized Quota Shares”) whereby Petrel Re assumes a quota share of certain lines of marine & energy and other lines of business underwritten by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. This relationship provides the Company with the capacity to increase premiums written in specific programs where favorable underwriting opportunities are seen. A specified portion of this incremental business is then ceded to Petrel Re and fees are earned for the services provided in underwriting the original business. During the three month periods ended June 30, 2007 and 2006, gross premiums written of $21.3 million and $9.1 million, respectively, were ceded to Petrel Re. For the three months ended June 30 2007, gross premiums written ceded to Petrel Re represents 12.2% and 79.5% of the Company’s total gross premiums written and total premiums ceded, respectively.
Net Premiums Written
     Net premiums written for the three months ended June 30, 2007 were $147.5 million compared to $93.7 million for the three months ended June 30, 2006, an increase of $53.8 million or 57.5%. Details of net premiums written by line of business are provided below:

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$133,007	90.2%	$89,840	95.9%	48.0%
Marine(1)	6,041	4.1%	(244)	(0.3%)	NM
Other specialty	8,472	5.7%	4,057	4.4%	108.8%

Total	$147,520	100.0%	$93,653	100.0%	57.5%

NM	Not meaningful

(1)	The marine line of business includes our offshore energy risks.
     The increase in net premiums written was primarily driven by the property line which accounted for $43.2 million of the increase. The increase in property lines reflects the increase in gross premiums written.
     The ratio of net premiums written to gross premiums written was 84.6% and 84.7% for the three month periods ended June 30, 2007 and 2006.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended June 30, 2007 was $(14.5) million compared to $(27.2) million for the three months ended June 30, 2006, a decrease of $12.7 million or 46.7%. This reflects the fact that most contracts are written on a one year basis, with the premiums earned over twelve months. There was a lower balance of unearned premium at the outset of the three month period ended June 30, 2006 compared to the corresponding period in 2007 due to 2006 being our first year of operations.
Net Premiums Earned
     Net premiums earned for the three months ended June 30, 2007 were $133.0 million compared to $66.5 million for the three months ended June 30, 2006, an increase of $66.5 million or 100.2%. The increase in net premiums earned reflects the increased premiums written in the period and the benefit of earning premiums written in 2006. As the Company did not write premium prior to January 1, 2006, the three month period ended June 30, 2006 benefited minimally from the earning of premiums written in prior periods. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended June 30, 2007 were $42.7 million compared to $31.1 million for the three months ended June 30, 2006, an increase of $11.5 million or 37.0%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 32.1% and 46.9% for the three months ended June 30, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Three months ended June 30,		Percentage
	2007	2006	point change
Property	37.6%	57.5%	(19.9)
Marine(1)	17.8%	23.5%	(5.7)
Other specialty	15.6%	15.8%	(0.2)

Total	32.1%	46.9%	(14.8)

(1)	The marine line of business includes our offshore energy risks.
     The following table set forth a reconciliation of gross and net reserves for losses and loss expenses by line of business for the three months ended June 30, 2007:

	Gross	Incurred related to	Incurred related to	Gross paid
	reserve at	prior years for the	current year for the	during the three	Gross
	March 31,	three months ended	three months ended	months ended	reserve at
	2007	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
	(Dollars in thousands)
Property	$78,927	$(7,043)	$43,487	$(10,797)	$104,574
Marine(1)	17,668	(2,173)	5,708	(420)	20,783
Other specialty	14,960	(269)	2,673	(4,589)	12,775

Total	$111,555	$(9,485)	$51,868	$(15,806)	$138,132

(1)	The marine line of business includes our offshore energy risks.

	Net	Incurred related to	Incurred related to	Net paid
	rserve at	prior years for the	current year for the	during the three	Net
	March 31,	three months ended	three months ended	months ended	reserve at
	2007	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
	(Dollars in thousands)
Property	$78,477	$(7,043)	$43,779	$(10,797)	$104,416
Marine(1)	17,668	(2,173)	5,708	(420)	20,783
Other specialty	14,960	(269)	2,673	(4,589)	12,775

Total	$111,105	$(9,485)	$52,160	$(15,806)	$137,974

(1)	The marine line of business includes our offshore energy risks.
     The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned and reflects the relative absence of major catastrophes in 2006 and the first six months of 2007. For the three months ended June 30, 2007, the Company has estimated losses of $17.5 million related to the Australian windstorms and flooding in parts of northern England (inclusive of ACRE IBNR), and has provided an additional $6.5 million of IBNR in excess of this amount. The Company paid losses of $15.8 million for the three months ended June 30, 2007. The loss ratios in the property line declined by 19.9 percentage points as a result of the low level of catastrophic events in the three months ended June 30, 2007, partially offset by losses from the Australian windstorms and flooding in parts of northern England. The loss ratios on the other specialty line of business for the three month periods ended June 30, 2006 and 2007 reflect the lack of aerospace loss events in those periods.
     At June 30, 2007 and December 31, 2006, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Summary of Critical Accounting Policies and Estimates above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended June 30, 2007.
     The following tables set forth a breakdown between case reserves and IBNR by line of business at June 30, 2007:

	At June 30, 2007
			Total gross
			reserve
	Gross case	Gross	for losses and
	reserves	IBNR	loss expenses
	(Dollars in thousands)
Property	$35,196	$69,377	$104,573
Marine(1)	6,125	14,658	20,783
Other specialty	2,676	10,100	12,776

Total	$43,997	$94,135	$138,132

(1)	The marine line of business includes our offshore energy risks.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended June 30, 2007 were $17.8 million compared to $8.4 million for the three months ended June 30, 2006, an increase of $9.4 million or 111.4%. Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the three months ended June 30, 2007 compared to the same period in 2006. Policy acquisition costs as a percent of net premiums earned were 13.4% and 12.7%, respectively, for the three month periods ended June 30, 2007 and 2006.
General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2007 were $13.1 million compared to $9.7 million for the three months ended June 30, 2006, an increase of $3.4 million or 34.4%. General and administrative expenses are generally comprised of salaries and benefits, stock compensation expenses, professional fees, rent and office expenses. Stock compensation expenses included in general and administrative expenses for the three months ended June 30, 2007 were $2.0 million compared to $1.9 million for the three months ended June 30, 2006. The increase in expenses reflects an increase in staff to 52 at June 30, 2007 from 28 at June 30, 2006. General and administrative expenses as a percent of net premiums earned for the three month periods ended June 30, 2007 and 2006 were 9.8% and 14.6%, respectively. The decrease in the general and administrative expense ratio reflects the absence in 2007 of certain start up costs incurred in 2006 and the higher level of earned premiums in the three months ended June 30, 2007.
Selected Ratios
     The underwriting results of a reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss ratio, acquisition expense ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2007 and 2006.

	Three months ended	Three months ended	Percentage
	June 30, 2007	June 30, 2006	point change
Losses and loss expenses ratio	32.1%	46.9%	(14.8)
Policy acquisition cost ratio	13.4%	12.7%	0.7
General and administrative expense ratio	9.8%	14.6%	(4.8)

Expense ratio	23.2%	27.3%	(4.1)

Combined ratio	55.3%	74.2%	(18.9)

Underwriting Income
     Underwriting income for the three months ended June 30, 2007 was $59.4 million compared to $17.1 million for the three months ended June 30, 2006, an increase of $42.3 million or 246.7%.
     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), financing expenses, fair value of warrants issued, net realized gains (losses) on investments and foreign exchange gains (losses).

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Underwriting income	$59,433	$17,142
Net investment income	19,742	13,185
Finance expenses	(4,003)	(978)
Fair value of warrants issued	—	—
Net realized (losses) gains on investments	(232)	(354)
Net unrealized gains (losses) on investments	(6,189)	—
Foreign exchange gains (losses)	2,003	696

Net income	$70,754	$29,691

     Underwriting income indicates the performance of the company’s core underwriting function, excluding revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core reinsurance business. Underwriting profitability is influenced significantly by earned premium growth and the adequacy of the Company’s pricing. Underwriting profitability over time is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses. The Company believes that underwriting income provides investors with a valuable measure of profitability derived from underwriting activities.
     The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of underwriting income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance. The Company utilizes underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, the bonus component of the total annual incentive compensation for the 2006 performance year as approved by the compensation committee of our Board of Directors was established using underwriting income as a primary input; targets for the bonus component of the total annual incentive compensation for the Company’s named executives are 150% of base salary.
     Underwriting income should not be viewed as a substitute for U.S. GAAP net income as there are inherent material limitations associated with the use of underwriting income as compared to using net income, which is the most directly comparable U.S. GAAP financial measure. The most significant limitation is the ability of users of the financial information to make comparable assessments of underwriting income with other companies, particularly as underwriting income may be defined or calculated differently by other companies. Therefore, the Company provides more prominence in this filing to the use of the most comparable U.S. GAAP financial measure, net income, which includes the reconciling items in the table above. The Company compensates for these limitations by providing both clear and transparent disclosure of net income and reconciliation of underwriting income to net income.
Net Investment Income
     Net investment income for the three months ended June 30, 2007 was $19.7 million compared to $13.2 million for the three months ended June 30, 2006, an increase of $6.5 million or 49.7%. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended June 30, 2007 and 2006 is as presented below.

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$19,035	$10,239	85.9%
Cash and cash equivalents	1,252	3,374	(62.9%)

Total investment income	20,287	13,613	49.0%
Investment expenses	(545)	(428)	27.3%

Net investment income	$19,742	$13,185	49.7%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of Validus. BlackRock is considered a related party due to its agreement in February 2006 to merge with Merrill Lynch Investment Managers. Accounting and investment management fees earned by BlackRock for the three month periods ended June 30, 2007 and June 30, 2006 were $0.4 million and $0.3 million, respectively. Investment management fees earned by GSAM for the three month periods ended June 30, 2007 and June 30, 2006 were $0.2 million and $0.2 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 4.73% and 4.59% for the three months ended June 30, 2007 and 2006, respectively and the average duration at June 30, 2007 was 1.1 years (December 31, 2006 – 0.9 years).
     Because Validus provides short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, the Company could become liable to pay substantial claims on short notice. Accordingly, the investment portfolio has been structured to preserve capital and provide a high level of liquidity, which means that the large majority of the investment portfolio contains short term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities.
Finance Expenses
     Finance expenses for the three months ended June 30, 2007 were $4.0 million compared to $1.0 million for the three months ended June 30, 2006, an increase of $3.0 million or 309.3%. The higher finance expenses in 2007 were primarily attributable to finance expense of $3.6 million on the $150 million 9.069% Junior Subordinated Deferrable Debentures as detailed in the Capital Resources section below. Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.
Net Realized Gains (Losses) on Investments
     Net realized gains (losses) on investments for the three months ended June 30, 2007 were $(0.2) million compared to $(0.4) million for the three months ended June 30, 2006. Net realized gains resulted from the sale of fixed maturity investments.
Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the three month period ended June 30, 2007 were $(6.2) million compared to $(2.9) million for the three months ended June 30, 2006, an increase of $(3.3) million or 111.3%. The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the three months ended June 30, 2007 and subsequent periods, net unrealized gains on investments will be recorded as a component of net income whereas for the comparable period in 2006, unrealized losses were recorded as a component of comprehensive income and therefore not a component of net income.
Foreign Exchange Gains
     Foreign exchange gains for the three month period ended June 30, 2007 were $2.0 million compared to $0.7 million for the three months ended June 30, 2006, an increase of $1.3 million or 187.8%. Foreign exchange gains resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency balances combined with realized losses resulting from the receipt of premium installments in foreign currencies. The foreign exchange gains/(losses) during the three months ended June 30, 2007 and 2006 are primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Net income for the six months ended June 30, 2007 was $127.5 million compared to $44.4 million for the six months ended June 30, 2006, an increase of $83.1 million or 187.4%. The primary factors driving the increase were:
•	An increase in underwriting income of $77.0 million or 348.6% as a result of an increase of $135.7 million in net premiums earned and a reduction of 20.2 percentage points in the combined ratio;

•	An increase in net investment income of $14.1 million or 58.7% as a result of growth in the investment portfolio, and;

•	An increase in foreign exchange gains of $2.7 million or 390.2%.
The increases above were partially offset by the following factors:
•	Increased finance expenses resulting from $7.2 million interest expense on the 9.069% Junior Subordinated Deferrable Debentures, and;

•	Increased realized and unrealized losses on investments of $4.0 million. The majority of this increase is due to the early adoption on FAS 157 and FAS 159 resulting in unrealized losses on investments being recorded in net income rather than comprehensive income.
Gross Premiums Written
     Gross premiums written for the six months ended June 30, 2007, were $552.4 million compared to $358.8 million for the six months ended June 30, 2006, an increase of $193.6 million or 54.0%. Gross premiums written were primarily driven by the property line which accounted for $395.5 million of gross premium written. Details of gross premiums written by line of business are provided below.

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$395,471	71.6%	$248,965	69.4%	58.8%
Marine(1)	110,297	20.0%	69,517	19.4%	58.7%
Other specialty	46,602	8.4%	40,297	11.2%	15.6%

Total	$552,370	100.0%	$358,779	100.0%	54.0%

(1)	The Marine line of business includes our offshore energy risks.
     The increase in gross premiums written was primarily driven by the property and marine lines which accounted for $146.5 million and $40.8 million of the increase, respectively. In the six months ended June 30, 2007 the Company wrote additional U.S. regional and European property premium as compared to the same period in the prior year as a result of being operational for the entire 2006 fiscal year. The Company was unable to write the premium in 2006 as much of the business was placed prior to the Company’s formation in late 2005. The Company also wrote higher premiums in property lines as a result of continued attractive pricing. The increased premiums written in marine lines result from a higher proportion of business being renewed in the six months ended June 30, 2007 compared to 2006 when uncertainty in the market following the windstorms of 2005 led to many renewals occurring later in the year. The shift in timing meant a portion of the premiums written in the third quarter of 2006 were renewed in the first and second quarters of 2007.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the six months ended June 30, 2007 were $(57.7) million compared to $(25.2) million for the six months ended June 30, 2006, an increase of $32.5 million or 129.5%. Reinsurance premiums ceded increased primarily as a result of the premiums ceded to Petrel Re Limited (“Petrel Re”) and the shift in the timing of marine renewals discussed above. Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re, a newly-formed Bermuda reinsurance company. These agreements include quota share reinsurance agreements (“Collateralized Quota Shares”) whereby Petrel Re assumes a quota share of certain lines of marine & energy and other lines of business underwritten by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. This relationship provides the Company with the capacity to increase premiums written in specific programs where favorable underwriting opportunities are seen. A specified portion of this incremental business is then ceded to Petrel Re and fees are earned for the services provided in underwriting the original business. During the six month periods ended June 30, 2007 and 2006, gross premiums written of $45.9 million and $9.1 million, respectively, were ceded to Petrel Re. For the six months ended June 30 2007, gross premiums written ceded to Petrel Re represents 8.3% and 79.5% of the Company’s total gross premiums written and total premiums ceded, respectively.

Net Premiums Written
     Net premiums written for the three and six months ended June 30, 2007 were $494.6 million compared to $ 333.6 million for the six months ended June 30, 2006, an increase of $161.0 million or 48.3%. Details of net premiums written by line of business are provided below:

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$371,797	75.2%	$233,422	70.0%	59.3%
Marine(1)	77,658	15.7%	59,902	18.0%	29.6%
Other specialty	45,177	9.1%	40,296	12.0%	12.1%

Total	$494,632	100.0%	$333,620	100.0%	48.3%

(1)	The marine line of business includes our offshore energy risks.
     The increase in net premiums written was primarily driven by the property and marine lines which accounted for $138.4 million and $17.8 million of the increase, respectively. The increase in property lines reflects the increase in gross premiums written. The increase in marine lines reflects the increase in gross premiums written, partially offset by the increase in premiums ceded, primarily to Petrel.
     The ratio of net premiums written to gross premiums written was 89.5% and 93.0% for the six month periods ended June 30, 2007 and 2006.
Change in Unearned Premiums
     Change in unearned premiums for the six months ended June 30, 2007 increased $250.1 million compared to an increase of $224.8 million for the six months ended June 30, 2006, an increase of $25.3 million or 11.3%. This reflects the fact that most contracts are written on a one year basis, with the premiums earned over twelve months. There was a lower balance of unearned premium at the outset of the six month period ended June 30, 2006 compared to the corresponding period in 2007 due to 2006 being our first year of operations.
Net Premiums Earned
     Net premiums earned for the six months ended June 30, 2007 were $244.5 million compared to $108.9 million for the six months ended June 30, 2006, an increase of $135.6 million or 124.6%. The increase in net premiums earned reflects the increased premiums written in the period and the benefit of earning premiums written in 2006. As the Company did not write premium prior to January 1, 2006, the six month period ended June 30, 2006 did not benefit from the earning of premiums written in prior periods. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.
Losses and Loss Expenses
     Losses and loss expenses for the six months ended June 30, 2007 were $89.2 million compared to $55.5 million for the six months ended June 30, 2006, an increase of $33.7 million or 60.7%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 36.5% and 51.0% for the six months ended June 30, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Six months ended June 30,		Percentage
	2007	2006	point change
Property	36.4%	52.7%	(16.3)
Marine(1)	32.5%	42.5%	(10.0)
Other specialty	41.8%	55.8%	(14.0)

Total	36.5%	51.0%	(14.5)

(1)	The marine line of business includes our offshore energy risks.

The following table set forth a reconciliation of gross and net reserves for losses and loss expenses by line of business for the six months ended June 30, 2007:

	Gross	Incurred related to	Incurred related to	Gross paid
	reserve at	prior years for the	current year for the	during the six	Gross
	December 31,	six months ended	six months ended	months ended	reserve at
	2006	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
	(Dollars in thousands)
Property	$59,385	$(10,370)	$77,199	$(21,641)	$104,573
Marine(1)	9,866	(2,148)	13,499	(434)	20,783
Other specialty	8,112	(272)	11,412	(6,476)	12,776

Total	$77,363	$(12,790)	$102,110	$(28,551)	$138,132

(1)	The marine line of business includes our offshore energy risks.

	Net	Incurred related to	Incurred related to	Nets paid
	reserve at	prior years for the	current year for the	during the six	Net
	December 31,	six months ended	six months ended	months ended	reserve at
	2006	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
	(Dollars in thousands)
Property	$59,385	$(10,370)	$77,041	$(21,641)	$104,415
Marine(1)	9,866	(2,148)	13,499	(434)	20,783
Other specialty	8,112	(272)	11,412	(6,476)	12,776

Total	$77,363	$(12,790)	$101,952	$(28,551)	$137,974

(1)	The marine line of business includes our offshore energy risks.
     The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned and reflects the relative absence of catastrophes in 2006 and the first six months of 2007. For the six months ended June 30, 2007, the Company has estimated losses of $20.5 million related to windstorm Kyrill and $17.5 million for the Australian windstorms and flooding in parts of northern England (inclusive of ACRE IBNR), and has provided an additional $6.5 million of IBNR in excess of this amount. The Company paid losses of $28.6 million for the six months ended June 30, 2007. The loss ratios in the property and marine lines declined by 16.3 percentage points and 10.0 percentage points, respectively, as a result of the low level of catastrophic events in the six months ended June 30, 2007, partially offset by losses from windstorm Kyrill, the Australian windstorms and flooding in parts of northern England. The loss ratios on the aerospace line of business for the six month periods ended June 30, 2006 and 2007 reflect significant satellite losses in the first quarter of both 2006 and 2007. Loss ratios on other lines reflect the relative absence of significant loss events.
     At June 30, 2007 and December 31, 2006, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Summary of Critical Accounting Policies and Estimates above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the six months ended June 30, 2007.
Policy Acquisition Costs
     Policy acquisition costs for the six months ended June 30, 2007 were $30.1 million compared to $13.9 million for the six months ended June 30, 2006, an increase of $16.1 million or 115.7%. Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the six months ended June 30, 2007 compared to the same period in 2006. Policy acquisition costs as a percent of net premiums earned were 12.3% and 12.8%, respectively, for the six month periods ended June 30, 2007 and 2006.

General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2007 were $26.3 million compared to $17.4 million for the six months ended June 30, 2006, an increase of $8.9 million or 51.2%. General and administrative expenses are generally comprised of salaries and benefits, stock compensation expenses, professional fees, rent and office expenses. Stock compensation expenses included in general and administrative expenses for the six months ended June 30, 2007 were $3.9 million compared to $3.8 million for the six months ended June 30, 2006. The increase in expenses reflects an increase in staff to 52 at June 30, 2007 from 28 at June 30, 2006. General and administrative expenses as a percent of net premiums earned for the six month periods ended June 30, 2007 and 2006 were 10.7% and 15.9%, respectively. The decrease in the general and administrative expense ratio reflects the absence in 2007 of certain start up costs incurred in 2006 and the higher level of earned premiums in the six months ended June 30, 2007.
Selected Ratios
     The following table presents the loss ratio, acquisition expense ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2007 and 2006.

	Six months ended	Six months ended	Percentage
	June 30, 2007	June 30, 2006	point change
Losses and loss expenses ratio	36.5%	51.0%	(14.5)
Policy acquisition cost ratio	12.3%	12.8%	(0.5)
General and administrative expense ratio	10.7%	15.9%	(5.2)

Expense ratio	23.0%	28.7%	(5.7)

Combined ratio	59.5%	79.7%	(20.2)

Underwriting Income
     Underwriting income for the six months ended June 30, 2007 was $99.1 million compared to $22.1 million for the six months ended June 30, 2006, an increase of $77.0 million or 348.6%. The table below reconciles underwriting income to net income.
     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income by the addition or subtraction of net investment income (loss), financing expenses, fair value of warrants issued, net realized gains (losses) on investments and foreign exchange gains (losses).

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Underwriting income	$99,047	$22,080
Net investment income	38,239	24,097
Finance expenses	(8,444)	(1,683)
Fair value of warrants issued	—	(77)
Net realized (losses) gains on investments	(186)	(740)
Net unrealized gains (losses) on investments	(4,546)	—
Foreign exchange gains (losses)	3,392	692

Net income	$127,502	$44,369

Net Investment Income
     Net investment income for the six months ended June 30, 2007 was $38.2 million compared to $24.1 million for the six months ended June 30, 2006, an increase of $14.1 million or 58.7%. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the six months ended June 30, 2007 and 2006 is as presented below.

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$37,111	$18,287	102.9%
Cash and cash equivalents	2,182	6,560	(66.7%)

Total investment income	39,293	24,847	58.1%
Investment expenses	(1,054)	(750)	40.5%

Net investment income	$38,239	$24,097	58.7%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of Validus. BlackRock is considered a related party due to its agreement in February 2006 to merge with Merrill Lynch Investment Managers. Accounting and investment management fees earned by BlackRock for the six month periods ended June 30, 2007 and June 30, 2006 were $0.7 million and $0.5 million, respectively. Investment management fees earned by GSAM for the three month periods ended June 30, 2007 and June 30, 2006 were $0.4 million and $0.4 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 4.70% and 4.25% for the six months ended June 30, 2007 and 2006, respectively and the average duration at June 30, 2007 was 1.1 years (December 31, 2006 – 0.9 years).
     Because Validus provides short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, the Company could become liable to pay substantial claims on short notice. Accordingly, the investment portfolio has been structured to preserve capital and provide a high level of liquidity, which means that the large majority of the investment portfolio contains short term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities.
Finance Expenses
     Finance expenses for the six months ended June 30, 2007 were $8.4 million compared to $1.7 million for the six months ended June 30, 2006, an increase of $6.7 million or 401.7%. The higher finance expenses in 2007 were primarily attributable to an interest expense of $7.2 million on the $150 million 9.069% Junior Subordinated Deferrable Debentures as detailed in the Capital Resources section below. Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.
Fair Value of Warrants Issued
     The Company’s founders and sponsoring investors provided their insurance industry expertise, resources and relationships during the fourth quarter of 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services, as well as providing significant capital to the Company, the founders and sponsoring investors were issued Warrants. The Warrants represent, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, Warrants and any other rights to purchase Common Shares) and are subject to adjustment such that the Warrants will continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummates an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founders’ and sponsoring investors’ commitments, the Company had issued as at June 30, 2007, Warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,455,319 common shares. Of those issued, 1,557,188 of the Warrants are to purchase non-voting common shares. The Warrants will expire ten years from the date of issue and will be exercisable at a price per share of $17.50, equal to the price per share paid by investors in the private offering.
     The Warrants may be settled using either the physical settlement or net-share settlement methods. The Warrants have been classified as equity instruments, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Warrants were initially measured at an aggregate fair value of $75,091,000 and recorded as addition to additional paid-in capital. The founding shareholder’s Warrants in the amount of $25,969,000 were accounted for as a deduction from additional paid-in capital and the balance of $49,122,000 was reported as a fair value of Warrants issued expense. The additional Warrants issued in the year ended December 31, 2006 increased the fair value to $75,168,000 with the increase of $77,000 recorded as a Warrant issued expense.
Net Realized Losses on Investments
     Net realized losses on investments for the six months ended June 30, 2007 were $(0.2) million compared to $(0.7) million for the six months ended June 30, 2006. Net realized gains resulted from the sale of fixed maturity investments.
Net Unrealized Losses on Investments
     Net unrealized losses on investments reflected in net income for the six month periods ended June 30, 2007 were $(4.5) million compared to $(6.4) million for the six months ended June 30, 2006, a decrease of $1.9 million or 29.2%. The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the six months ended June 30, 2007 and subsequent periods, net unrealized gains (losses) on investments will be recorded as a component of net income whereas for the comparable period in 2006, unrealized losses were recorded as a component of comprehensive income and therefore not a component of net income.
Foreign Exchange Gains
     Foreign exchange gains for the six month period ended June 30, 2007 were $3.4 million compared to $0.7 million for the six months ended June 30, 2006, an increase of $2.7 million or 390.2%. Foreign exchange gains resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency balances combined with realized losses resulting from the receipt of premium installments in foreign currencies. The foreign exchange gains during the six months ended June 30, 2007 and 2006 are primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
Financial Condition and Liquidity
     Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re to the Company. The Company does not currently pay a dividend to shareholders. The Bermuda Companies Act 1981 limits the Company’s ability to pay dividends to shareholders. Any determination to pay future dividends will be at the discretion of the Board of Directors and will be dependent upon results of operations and cash flows, financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors the Board of Directors deems relevant.
Capital Resources
     Shareholders’ equity at June 30, 2007 was $1,323.9 million.

     On June 15, 2006, the Company participated in a private placement of $150.0 million of junior subordinated deferrable interest debentures due 2036 (the “9.069% Junior Subordinated Deferrable Debentures”). The 9.069% Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 9.069% Junior Subordinated Deferrable Debentures. Interest will be payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150.0 million from the sale of the 9.069% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund ongoing reinsurance operations and for general working capital purposes. Debt issuance costs of $3.8 million were deferred as an asset and are amortized to income over the five year optional redemption period.
     On June 21, 2007, the Company participated in a private placement of $200.0 million of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. On May 15, 2007, we entered into a Share Sale Agreement to acquire all of the outstanding shares of Talbot Holdings Ltd. The proceeds of $200.0 million from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund a portion of the purchase of Talbot Holdings Ltd. Debt issuance costs of $2.0 million were deferred as an asset and are amortized to income over the five year optional redemption period.
     The Company’s contractual obligations and commitments as at June 30, 2007 are set out below.

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Purchase of Talbot Holdings Ltd.(1)	$382,176	$382,176	$—	$—	$—
Reserve for losses and loss expenses(2)	138,132	71,045	48,402	12,907	5,778
Junior Subordinated Deferrable Debentures (including interest payments)(3)	489,073	30,422	61,127	197,524	200,000
Operating lease obligations	3,525	415	1,659	1,451	—

Total	$1,012,906	$484,058	$111,188	$211,882	$205,778

(1)	On July 2, 2007, the Company acquired all of the outstanding shares of Talbot Holdings Ltd.

(2)	The reserve for losses and loss expenses represents an estimate, including actuarial and statistical projections at a given point in time of an insurer’s or reinsurer’s expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which the Company has operated, thereby providing limited claims loss emergence patterns specifically for the Company. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates. The actual payment of the reserve for losses and loss expenses will differ from estimated payouts.

(3)	The 9.069% Junior Subordinated Deferrable Debentures and the 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2036 and June 15, 2037, respectively.
Recent accounting pronouncements
     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS No. 157 will be effective for interim and annual financial statements issued after January 1, 2008 and may be early adopted.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including amendment of FASB Statement No. 115” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 includes a provision whereby investments accounted for as available-for-sale or held-to-maturity are eligible for the fair value option at the adoption date and will be accounted for as trading securities subsequent to adoption. If FAS 157 is adopted simultaneously with FAS 159, any change in an existing eligible items fair value shall be accounted for as a cumulative-effect adjustment. FAS No. 159 will be effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007 and may be early adopted.
     The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000 previously included in the accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment will transfer the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and will have no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments will be accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such; all unrealized gains and losses will be included in Net Income on the Statement of Operations. The Company is evaluating the impact of FAS 157 and FAS 159 and has determined that, with the exception of the Company’s investment portfolio, the adoptions of these pronouncements will not have a material impact on the Company’s financial statements.
Debt and Financing Arrangements
     As Validus Re is not an admitted insurer or reinsurer in the U.S., the terms of certain U.S. insurance and reinsurance contracts require Validus Re to provide letters of credit or other acceptable forms of collateral to clients.
     The following table details the Company’s and Validus Re’s borrowings and credit facilities as at June 30, 2007.

		In use/
	Commitment	outstanding
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200 million unsecured letter of credit facility	200,000	—
$500 million secured letter of credit facility	500,000	84,493

Total	$1,050,000	$434,493

     On March 14, 2006, the Company entered into a 364-day $100.0 million revolving credit facility and a three-year $200.0 million letter of credit facility, each provided by a syndicate of commercial banks. On March 12, 2007, the Company replaced its existing credit facilities with a new $200 million three-year unsecured facility, which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for Validus, and a $500 million five-year secured letter of credit facility, which provides for letter of credit availability for Validus Re and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged for by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. Associated with each of these new credit facilities are various covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth (defined as stockholders’ equity with investments carried at amortized cost, plus qualifying hybrid capital) of at least $872 million, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares of the Company during such quarter and (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00. At December 31, 2006 and for the period then ended, the Company was in compliance with the covenants under its old credit facilities and under the new credit facilities (had the same been in place at such date).
Regulation
     Validus Re is registered under the Insurance Act 1978 of Bermuda (“the Act”). Under the Act, Validus Re is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires Validus Re to meet minimum solvency requirements. For the three months ended June 30, 2007, Validus Re satisfied these requirements.
     Bermuda law limits the maximum amount of annual dividends or distributions payable by Validus Re to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority. Subject to such laws, the directors of Validus Re have the unilateral authority to declare or not to declare dividends to the Company. There is no assurance that dividends will be declared or paid in the future.
Ratings
     The Company’s ability to underwrite business is dependent upon the quality of claims paying and financial strength ratings as evaluated by independent rating agencies. Validus Re was assigned a rating of “A–” (Excellent) by A.M. Best Company in December 2005 (which was affirmed by A.M. Best on March 7, 2007). This rating is not an evaluation directed to investors in the Company’s securities or a recommendation to buy, sell or hold the Company’s securities. Ratings may be revised or revoked at the sole discretion of A.M. Best. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain claims paying and financial strength ratings. Financial information is regularly provided to rating agencies to both maintain and enhance existing ratings. In the event of a downgrade below “A–” (Excellent) by A.M. Best, the Company believes its ability to write business would be materially adversely affected.
     On May 16, 2007, A.M. Best placed the financial strength ratings of Validus Reinsurance, Ltd. and Validus Holdings, Ltd. under review with negative implications. According to A. M. Best, this review status is attributable to the execution risk inherent with financing a transaction such as the Talbot acquisition. The ratings will remain under review pending A.M. Best’s review of the transaction, our integration plan and our risk-adjusted capital position upon completion of the acquisition and completion of the Company’s Initial Public Offering.
     The indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries.
     A downgrade of the Company’s A.M. Best financial strength rating below “B++” (Fair) would also constitute an event of default under our credit facilities and a downgrade by A.M. Best could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts. Either of these events could, among other things, reduce the Company’s financial flexibility.
Off-Balance Sheet Arrangements
     Validus is not party to any off-balance sheet transaction, agreement or other contractual arrangement as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.
Investments
     A significant portion of contracts written provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in a significant amount of losses on short notice. Accordingly, the Company’s investment portfolio is structured to preserve capital and provide significant liquidity, which means the investment portfolio contains a significant amount of relatively short term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities.
     Substantially all of the fixed maturity investments held at June 30, 2007 and were publicly traded. The average duration of the Company’s fixed maturity portfolio was 1.1 years (December 31, 2006 — 0.9 years) and the average rating of the portfolio was AA+ (2006 — AA+), of which $875.6 million or 77.7% (2006 — $644.1 million or 76.2%) were rated AAA, at June 30, 2007.
Cash Flows
     During the six months ended June 30, 2007 and June 30, 2006, the Company generated net cash from operating activities of $192.0 million and $101.9 million respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
     Sources of funds primarily consist of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. In addition, cash will also be received from financing activities. Cash is used primarily to pay losses and loss expenses, brokerage commissions, excise taxes, general and administrative expenses, purchase new investments, and payment of premiums retroceded. For the period from inception until June 30, 2007, the Company has had sufficient resources to meet its liquidity requirements.
     As of June 30, 2007 and December 31, 2006, the Company had cash and cash equivalents of $315.0 million and $63.6 million, respectively.
     Validus has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be needed within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.
     In addition to relying on premiums received and investment income from the investment portfolio, the Company intends to meet these cash flow demands by carrying a substantial amount of short and medium term investments that would mature, or possibly be sold, prior to the settlement of expected liabilities. The Company cannot provide assurance, however, that it will successfully match the structure of its investments with its liabilities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. This report may include forward-looking statements, both with respect to us and our industry, that reflect our current views with respect to future events and financial performance. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements.
          We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of our risk management and loss limitation methods;

•	cyclicality of demand and pricing in the reinsurance market;

•	our limited operating history;

•	our ability to successfully implement our business strategy during “soft” as well as “hard” markets;

•	adequacy of our loss reserves;

•	continued availability of capital and financing;

•	our ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and reinsureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major reinsurance brokers;

•	our ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, interest rates and foreign currency exchange rates) and conditions specific to the reinsurance markets in which we expect to operate;

•	the integration of Talbot Holdings, Ltd., or other businesses we may acquire;

•	accuracy of those estimates and judgments utilized in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	acts of terrorism, political unrest and other hostilities or other unforecasted and unpredictable events;

•	availability to us of retrocessions to manage our gross and net exposures and the cost of such retrocessions;

•	the failure of retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators; and

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers.
          In addition, other general factors could affect our results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, including, without limitation, any such changes resulting from the recent investigations relating to the insurance industry and any attendant litigation; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.
          The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere, including the Risk Factors beginning on page 16 of our Registration Statement on Form S-1 (SEC File No. 333-139989) (the “Registration Statement”). Any forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe we are principally exposed to four types of market risk:
•	interest rate risk;

•	foreign currency risk;

•	credit risk; and

•	effects of inflation.
     Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of the Company’s fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of the Company’s fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the reinsurance liabilities of Validus Re. As at March 31, 2007, the impact on the Company’s fixed maturity and short term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.2%, or approximately $18.3 million. As at June 30, 2007, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.1% or approximately $16.4 million.
     As at June 30, 2007, the Company held $621.2 million, or 41.4%, of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk. Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of June 30, 2007, 9.9% of reserves for losses and loss expenses are in foreign currencies.
     Credit Risk. We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. Other than our investment in U.S. corporate bonds, if any, there are no significant concentrations of credit risk.
     Effects of Inflation. We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.
ITEM 1A. RISK FACTORS
          Refer to risk factors in our Registration Statement on Form S-1 (SEC File No. 333-139989) for further information.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
          On July 24, 2007, we sold 15,244,888 of our common shares, par value $0.175 per share, in our initial public offering (the “IPO”). On July 30, 2007, we closed the IPO. In this section, we refer to our IPO as the “Offering”. All of the shares sold in the Offering were newly issued shares sold by us. The Offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-139989) that was declared effective by the United States Securities and Exchange Commission (the “SEC”) on July 24, 2007. Each of Goldman, Sachs & Co. (“Goldman Sachs”) and Merrill Lynch & Co. (“Merrill Lynch”) acted as a lead managing underwriter for the IPO.
          The initial price of the Offering was $22.00 per common share or approximately $335.4 million in the aggregate. Underwriting discounts and commissions were approximately $1.4025 per share and approximately $21.4 million in the aggregate. Other fees and expenses related to the Offering were approximately $2.3 million. We received aggregate net proceeds of approximately $311.7 million from the Offering.
          None of the underwriting discounts and commissions or Offering expenses were incurred or paid to our directors or officers or their associates. Underwriting discounts and commissions and other expenses were paid to Goldman Sachs which is a wholly-owned subsidiary of the Goldman Sachs Group, Inc. (the “Goldman Sachs Group”) and Merrill Lynch, which is a subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Based on information that we received from the Goldman Sachs Group, Merrill Lynch, Pierce, Fenner & Smith Incorporated or their affiliates, which was included in the Registration Statement, certain affiliates of the Goldman Sachs Group and Merrill Lynch, Pierce, Fenner & Smith Incorporated may be deemed to directly or indirectly beneficially own in the aggregate over 10% of our common shares before the Offering.
          We used approximately $188.9 million of the net proceeds of the Offering to repay borrowings and to pay accrued interest under our unsecured credit facility. The credit facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. We used the remainder of the net proceeds to make a capital contribution to Validus Reinsurance, Ltd. to support future growth of our reinsurance operations and to pay certain expenses related to the acquisition of Talbot Holdings, Ltd., and made a payment to Aquiline Capital Partners LLC in connection with the termination of our Advisory Agreement with them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On July 24, 2007 we held a special general meeting of our shareholders. Proxies were solicited by our management in connection with the special general meeting. The following matters were voted upon at the special general meeting with the voting results indicated.
          (1) Approving certain technical amendments to our Bye-Laws then in effect:

Votes For	Votes Against	Abstentions
36,884,228	0	4,463,067
          (2) Electing C. Jerome Dill as a director of certain of our subsidiaries in accordance with the Bye-Laws:

Votes For	Votes Against	Abstentions
36,884,228	0	4,463,067
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

1.1	Form of Purchase Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

3.1	Memorandum of Association dated October 10, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)

3.2	Amended and Restated Bye-laws (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.1	Specimen Common Share Certificate (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.1	Shareholders’ Agreement dated as of December 12, 2005 among Validus Holdings, Ltd. and the Shareholders Named Herein (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.2	Founder Agreement with Aquiline Capital Partners LLC dated December 7, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.3	Advisory Agreement with Aquiline Capital Partners LLC dated December 7, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.4	Form of Warrant (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.5	Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.6	Three-Year Unsecured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.7	Reserved

10.8	9.069% Junior Subordinated Deferrable Debentures Indenture as of June 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.9	First Supplemental Indenture to the above Indenture dated as of September 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.10	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.11	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.12	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.13	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.14	Amended and Restated Employment Agreement between Validus Reinsurance, Ltd. and Conan M. Ward (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.15	Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.16	Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.17	Discretionary Advisory Agreement with Goldman Sachs Asset Management (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.18	Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.19	Form of Restricted Share Agreement for employee without Employment Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.20	Form of Restricted Share Agreement for employee with Employment Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.21	Form of Stock Option Agreement for employee without Employment Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.22	Form of Stock Option Agreement for employee with Employment Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.23	Nonqualified Supplemental Deferred Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.24	Director Stock Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.25	Employment Agreement between Validus Reinsurance, Ltd. and Jerome Dill (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.26	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.27	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.28	Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.29	Stock Option Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.30	Share Sale Agreement between Validus Holdings, Ltd. and the Shareholders of Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.31	Agreement to Provide Information between Validus Holdings, Ltd. and Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.32	8.480% Junior Subordinated Deferrable Debentures Indenture as of June 29, 2007 (Incorporated by Reference from S-1 SEC File No. 333-139989)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: August 13, 2007	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: August 13, 2007	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President