Form 10-Q
period 2007-09-30
VALIDUS HOLDINGS LTD
filed 2007-11-14
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
     As of November 12, 2007, there were 74,199,836 outstanding Common Shares, $0.175 par value per share, of the registrant.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:	1

Consolidated Balance Sheets as at September 30, 2007 (unaudited) and December 31, 2006	1

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2007 and 2006 (unaudited) and the Nine Months Ended September 30, 2007 and 2006 (unaudited)	2

Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	86

Item 4. Controls and Procedures	86

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	87

Item 1A. Risk Factors	87

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	87

Item 4. Submission of Matters to a Vote of Security Holders	88

Item 5 Other information	88

Item 6. Exhibits	88

Signatures	89
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2007 (unaudited) and December 31, 2006
(expressed in thousands of U.S. dollars, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)

Assets
Fixed maturities, at fair value (amortized cost: 2007 - $1,767,870; 2006 - $843,982)	$1,772,121	$844,857
Short-term investments, at fair value (amortized cost: 2007 - $579,981; 2006 - $531,530)	580,765	531,530
Cash and cash equivalents	651,428	63,643

Total cash and investments	3,004,314	1,440,030
Premiums receivable	505,001	142,408
Deferred acquisition costs	122,572	28,203
Prepaid reinsurance premiums	59,623	8,245
Securities lending collateral	60,018	12,327
Loss reserves recoverable	165,115	—
Paid losses recoverable	8,174	—
Taxes recoverable	6,283	—
Goodwill and other intangible assets	152,812	—
Accrued investment income	15,476	6,456
Other assets	27,214	8,754

Total assets	$4,126,602	$1,646,423

Liabilities
Reserve for losses and loss expenses	$924,531	$77,363
Unearned premiums	727,293	178,824
Reinsurance balances payable	56,553	7,438
Securities lending payable	60,018	12,327
Deferred taxation	20,260	—
Net payable for investments purchased	88,072	12,850
Accounts payable and accrued expenses	110,515	15,098
Debentures payable	350,000	150,000

Total liabilities	2,337,242	453,900

Commitments and contingent liabilities

Shareholders’ equity
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2007 – 74,199,837; 2006 - 58,482,601)	12,985	10,234
Additional paid-in capital	1,378,724	1,048,025
Accumulated other comprehensive (loss) income	(640)	875
Retained earnings	398,291	133,389

Total shareholders’ equity	1,789,360	1,192,523

Total liabilities and shareholders’ equity	$4,126,602	$1,646,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months September 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except share amounts

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$245,271	$116,505	$797,641	$475,284
Reinsurance premiums ceded	(7,906)	(38,892)	(65,644)	(64,051)

Net premiums written	237,365	77,613	731,997	411,233
Change in unearned premiums	58,161	14,885	(191,949)	(209,872)

Net premiums earned	295,526	92,498	540,048	201,361
Net investment income	36,560	16,272	74,799	40,370
Net realized gains (losses) on investments	1,010	(154)	823	(894)
Net unrealized gains on investments	7,681	—	3,136	—
Other income	1,330	—	1,330	—
Foreign exchange gains	5,818	369	9,210	1,061

Total revenues	347,925	108,985	629,346	241,898

Expenses
Losses and loss expense	87,263	11,577	176,426	67,058
Policy acquisition costs	50,945	10,638	81,000	24,575
General and administrative expenses	44,793	11,736	67,088	25,350
Share compensation expense	6,132	1,905	10,054	5,657
Finance expenses	17,886	3,453	26,331	5,136
Fair value of Warrants issued	2,893	—	2,893	77

Total expenses	209,912	39,309	363,792	127,853

Net income before taxes	138,013	69,676	265,554	114,045
Income taxes	1,488	—	1,527	—

Net income	$136,525	$69,676	$264,027	$114,045

Comprehensive income
Unrealized gains arising during the period	—	7,353	—	190
Unrealized losses on foreign exchange	(640)	—	(640)	—
Adjustment for reclassification of losses realized in income	—	154	—	894

Comprehensive income	$135,885	$77,183	$263,387	$115,129

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	69,107,336	58,482,601	62,024,179	58,475,306
Diluted	71,868,835	58,651,163	64,243,860	58,584,161

Basic earnings per share	$1.98	$1.19	$4.26	$1.95

Diluted earnings per share	$1.90	$1.19	$4.11	$1.95

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the three and nine months September 30, 2007 and 2006
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Nine months ended
	September 30,	September 30,
	2007	2006
	(unaudited)	(unaudited)
Common shares
Balance – Beginning of period	$10,234	$10,224
Issue of common shares	2,751	10

Balance – End of period	$12,985	$10,234

Additional paid-in capital
Balance – Beginning of period	$1,048,025	$1,050,117
Issue of common shares, net of expenses	317,753	1,030
Stock option expense	2,930	2,649
Fair value of Warrants qualifying as equity	2,893	77
Equity reclassification impact of adopting FAS 123 R	—	(10,932)
Stock compensation expense	7,123	3,006

Balance – End of period	$1,378,724	$1,045,947

Accumulated other comprehensive income (loss)
Balance – Beginning of period	$875	$105
Net change in unrealized gain (loss) on investments	—	1,084
Net change in unrealized gain (loss) on foreign exchange	(640)	—
Cumulative effect of adoption of fair value option	(875)	—

Balance – End of period	$(640)	$1,189

Deferred compensation
Balance – Beginning of period	$—	$(10,932)
Equity reclassification impact of adopting FAS 123 R	—	10,932

Balance – End of period	$—	$—

Retaining earnings (deficit)
Balance – Beginning of period	$133,389	$(49,708)
Cumulative effect of adoption of fair value option	875	—
Net income	264,027	114,045

Balance – End of period	$398,291	$64,337

Total shareholders’ equity	$1,789,360	$1,121,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the three and nine months September 30, 2007 and 2006
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Nine months ended
	September 30,	September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows provided by operating activities
Net income for the period	$264,027	$114,045
Adjustments to reconcile net income to cash provided by operating activities:
Stock compensation and stock option expense	10,053	5,657
Net realized gains (losses)on sales of investments	(823)	894
Net unrealized gains on investments	(3,136)	—
Fair value of Warrants expensed	2,893	77
Amortization of intangibles	1,040	—
Foreign exchange gains on cash and cash equivalents included in net income	(7,714)	(1,061)
Amortization of discounts on fixed maturities	(9,168)	(7,568)
Changes in:
Premiums receivable	(109,676)	(177,634)
Deferred acquisition costs	(27,559)	(30,611)
Prepaid reinsurance premiums	236	(34,300)
Losses recoverable	2,319	(1,936)
Paid losses recoverable	16,480	—
Taxes recoverable	(525)	—
Accrued investment income	(1,305)	(2,338)
Other assets	3,697	(2,085)
Reserve for losses and loss expense	88,283	63,211
Unearned premiums	191,703	244,172
Reinsurance balances payable	(18,110)	22,298
Deferred taxation	2,096	—
Accounts payable and accrued expenses	3,288	(4,090)

Net cash provided by operating activities	408,099	188,731

Cash flows used in investing activities
Proceeds on sales of investments	891,202	361,507
Purchases of fixed maturities	(1,338,169)	(910,714)
Sales (purchases) of short-term investments, net	115,365	(98,906)
Increase in securities lending collateral	(47,692)	—
Purchase of subsidiary, net of cash acquired	(18,809)	—

Net cash used in investing activities	(398,103)	(648,113)

Cash flows provided by financing activities
Net proceeds on issuance of debentures payable	198,000	146,250
Issue of common shares, net of expenses	320,504	1,040
Increase in securities lending payable	47,692	—

Net cash provided by financing activities	566,196	147,290

Effect of foreign currency rate changes on cash and cash equivalents	11,593	1,061

Net increase (decrease) in cash	587,785	(311,031)

Cash and cash equivalents – Beginning of period	63,643	398,488

Cash and cash equivalents – End of period	$651,428	$87,457

Net taxes paid during the period	$37	$—

Interest paid during the period	$15,131	$3,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
1.	Nature of the business

      Validus Holdings, Ltd. (the “Company” or “Validus”) was incorporated under the laws of Bermuda on October 19, 2005. The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. (“Validus Re”) and Talbot Holdings Ltd. (“Talbot”). Validus Re is registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (“The Act”). On July 2, 2007, the Company acquired all of the outstanding shares of Talbot from a group of institutional and other investors, and Talbot employees, management, former employees and trusts on behalf of certain employees and their families. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s of London (“Lloyd’s”) insurance market through Syndicate 1183. The Company, through its subsidiaries, provides reinsurance coverage in the Property, Marine and Specialty lines markets, effective January 1, 2006, and insurance coverage in the same markets effective July 2, 2007.

      On July 30, 2007, Validus completed its initial public offering (“IPO”), selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters’ discount and fees. On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares; the net proceeds to the Company were approximately $9,349 and total IPO proceeds inclusive of the underwriters’ option to purchase additional common shares were $320,080.

2.	Basis of preparation and consolidation

      These unaudited consolidated financial statements include Validus and its wholly owned subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, and reinsurance recoverable balances. Actual results could differ from those estimates. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board. The unaudited consolidated financial statements include the results of operations and cash flows of Talbot since the date of acquisition of July 2, 2007 and not any prior periods (including for comparative purposes), except with respect to ‘Supplemental Pro Forma Information’ included within Note 5(a).

      This Quarterly Report should be read in conjunction with the Company’s General Form for Registration of Securities under the Securities Act of 1933 on Form 424(b)(4), which included the results for the year ended December 31, 2006 and quarter ended March 31, 2007, and was filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2007.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Significant accounting policies

The following is a summary of the significant accounting policies adopted by the Company:
a)	Premiums

      Insurance premiums written are recorded in accordance with the terms of underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based on information received from brokers, ceding companies and reinsureds, and any subsequent differences arising on such estimates will be recorded in the periods in which they are determined. Premiums written are earned on a pro-rata basis over the term of the period. For contracts and policies written on a losses occurring basis, the risk period is generally the same as the contract or policy terms. For contracts written on a policies attaching basis, the risk period is based on the terms of the underlying contracts and policies and is generally assumed to be 24 months. The portion of the premiums written applicable to the unexpired terms of the underlying contracts and policies in force are recorded as unearned premiums. Reinstatement premiums are recorded at the time a loss event occurs.

b)	Policy acquisition Costs

      Policy acquisition costs are costs that vary with, and are directly related to, the production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition costs are shown net of commissions earned on reinsurance ceded. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims expenses and investment income. Policy acquisition costs also include profit commission.

c)	Reserve for losses and loss expenses

      The reserve for losses and loss expenses includes reserves for unpaid reported losses and for losses incurred but not reported (“IBNR”). The reserve for unpaid reported losses and loss expenses is established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known.

d)	Reinsurance Ceded

      In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a “losses occurring during” basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a “risks attaching during” policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the gross premiums earned to which the risk attaching relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Reinstatement premiums ceded are recorded at the time a loss event occurs.

      Reinsurance recoverables are based on contracts in force. The method for determining the reinsurance recoverable on unpaid loss and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities. Provisions are made for estimated unrecoverable reinsurance.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
e)	Investments

      The Company adopted Statement of Financial Accounting Standard (“FAS”) 157 entitled “Fair Value Measurements” as of January 1, 2007. FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company elected to early adopt this Statement effective January 1, 2007 under the provisions of FAS 159, “The Fair Value Option for Financial Assets and Liabilities Including amendment of FASB Statement No. 115”.

      Prior to January 1, 2007, the Company’s investments in fixed maturities were classified as available-for-sale and carried at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. As discussed in Note 6, beginning on January 1, 2007, the Company’s investments in fixed maturities were classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings. The Company believes that accounting for its investment portfolio as trading more closely reflects its investment guidelines. The fair value of investments is based upon quoted market values.

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

f)	Cash and cash equivalents

The Company considers time deposits and money market funds with an original maturity of 30 days or less as equivalent to cash.

g)	Foreign exchange

      Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of translation differences between functional and reporting currencies in foreign operations, net of applicable deferred income taxes, are included in “accumulated other comprehensive income (loss).”

      Monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date with the resulting foreign exchange gains and losses included in earnings.

h)	Stock plans

      The Company accounts for its stock compensation plans in accordance with the fair value recognition provisions of FAS No. 123 (revised) “Share-Based Payments.” Accordingly, the Company recognizes the compensation expense for stock option grants and restricted share grants based on the fair value of the award on the date of grant over the requisite service period.

i)	Warrants

      The Company has accounted for certain warrant contracts issued to our sponsoring investors in conjunction with the capitalization of the Company, and which may be settled by the Company using either the physical settlement or net-share settlement methods, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly, the fair value of these Warrants has been recorded in equity as an addition to additional paid-in capital. The associated cost of the fair value of these Warrants has been recorded in accordance with 3(j) below.

j)	Finance Expenses

      Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of funds at Lloyd’s.

k)	Offering and incorporation costs

      Offering costs incurred in connection with common share offerings, including investment banking fees, legal fees, founders fees and the fair value of Warrants issued to certain sponsors, are deducted from the proceeds of the offerings. Incorporation costs not related to the raising of capital are expensed as incurred and are included in general and administrative expenses.

      The fair value of Warrants deducted from the proceeds of the offering are those issued to our founding sponsor that was involved in raising capital. The fair value of the other Warrants are recorded as an expense on the income statement in the period they are granted.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
l)	Earnings per share

      Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares and share equivalents excluding any anti-dilutive effects of warrants and options.

m)	Income taxes and uncertain tax provisions

      Deferred tax assets and liabilities are recorded in accordance with the provisions of FAS No. 109 “Accounting for Income Taxes”. Under FAS No. 109, the Company records deferred income taxes which reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

      The Company is not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K. and Canada, that are subject to relevant taxes in those jurisdictions.

      The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 which requires the Company to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company did not recognise any liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

n)	Business combinations

      On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. The transaction was accounted for as a purchase method business combination in accordance with FAS No. 141, ‘‘Business Combinations’’. Certain amounts in Talbot’s financial statements have been reclassified to conform to the Company’s accounting policies.

o)	Intangible assets and goodwill

      The Company accounts for intangible assets that arose from business combinations in accordance with FAS No. 141 “Business Combinations” and FAS No. 142 “Goodwill and Other Intangible Assets”. Goodwill and identifiable intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually. Intangible assets with definite lives are amortized on a straight line basis over their estimated useful lives.

4.	Recent accounting pronouncements

      In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS No. 157 is effective for interim and annual financial statements issued after January 1, 2008 and was early adopted.

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

      The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. The Company believes that accounting for its investment portfolio as trading more closely reflects its investment guidelines. Unrealized gains on available-for-sale investments at December 31, 2006 of $875, previously included in the accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment has resulted in the transfer of the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and had no impact on the results of operations for the period beginning January 1, 2007. The Company’s investments are accounted for as trading for period beginning January 1, 2007 and as such, all unrealized gains and losses are now included in Net Income on the Statement of Operations.

      In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The Company is evaluating the impact of EITF 03-6-a, but does not currently expect it to have a material impact on the Company’s financial statements.

      In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from FAS 133, clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FAS140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. This statement was effective for all financial instruments acquired or issued after January 1, 2007 and was adopted by the Company at that time. The application of the standard does not have a material impact on the Company’s financial condition and results of operations.

5.	Business combination

      On July 2, 2007, the Company acquired all of the outstanding shares of Talbot from a group of institutional and other investors, and Talbot employees, management, former employees and trusts on behalf of certain employees and their families. Talbot underwrites in the marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock & livestock, accident & health and treaty classes of business. Talbot will be the Company’s principal operation in the direct insurance market and primary point of access to the London Market. The business will continue to trade in the Lloyd’s market through its subsidiaries, Syndicate 1183 and Underwriting Risk Services Ltd (“URSL”). The acquisition of Talbot was undertaken to provide product line and geographic diversification as well as offer broader access to underwriting expertise. Additional factors that added to the value of Talbot included its capital structure and workforce. These factors resulted in a market value greater than the value of net assets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

      The purchase price, including expenses, paid by the Company was $389,204 and the fair value of the tangible net assets acquired was $235,351, resulting in $153,853 assigned to intangible assets and goodwill. Certain employees of Talbot elected to receive 18,415 shares of Validus common stock valued at $424 in lieu of cash, which was included as a component of the purchase price.

The fair value of net assets acquired and allocation of purchase price is summarized as follows:

Total Purchase Price		$389,204

Assets Acquired
Cash and investments	$924,985
Receivables	252,351

Assets acquired	$1,177,336

Liabilities Acquired
Net loss reserves	$(563,413)
Unearned premiums, net of expenses	(237,169)
Taxation	(12,109)
Other net liabilities	(129,294)

Liabilities acquired	$(941,985)
Net assets acquired		$235,351

Excess purchase price		$153,853

Goodwill and other intangible assets acquired
Intangible asset — Syndicate Capacity	$91,843
Intangible asset – Trade name	6,436
Intangible asset – Distribution Network	35,181

Total intangible assets	133,460
Goodwill	20,393

Total goodwill and other intangible assets		$153,853

     Syndicate capacity represents Talbot’s authorized premium income limit to write insurance business in the Lloyd’s market. Talbot has owned 100% of Syndicate 1183 since 2002 and there are no third party tenure rights. The capacity is renewed annually at no cost to Talbot, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Talbot, subject to Lloyd’s approval. Trademark and Distribution Network are estimated to have finite useful lives of 10 years and are amortized on a straight line basis over such periods. Syndicate capacity and goodwill are estimated to have indefinite useful lives. Goodwill includes amounts related to the value of the workforce. The goodwill and intangibles are recorded entirely in the Company’s Talbot segment. The estimated amortization expense for the Distribution Network and Trademark is as follows:

2007	$2,080
2008	4,160
2009	4,160
2010	4,160
2011 and per annum thereafter until June 30, 2017	4,160

Total	$41,617

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
Supplemental Pro Forma Information

      Operating results of Talbot have been included in the consolidated financial statements from July 2, 2007, the date of acquisition. FAS 141 requires the following selected unaudited pro forma information be provided to present a summary of the combined results of the Company and Talbot assuming the transaction had been effected on January 1, 2006 and 2007. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above. The unaudited pro forma data assumes the acquisition of Talbot had been effected on January 1, 2006 and January 1, 2007 respectively.

       Prior to the Company’s acquisition of Talbot, the Company had a reinsurance agreement with Talbot. Balances of $12,363 for the three and nine months ended September 30, 2007 and $8,675 for the year ended December 31, 2006 representing reinsurance ceded to Validus Re by Talbot was eliminated from net premiums written.

	Three months ended
	September 30, 2007	September 30, 2006
Net premiums written	$237,365	$216,133
Total revenue	$347,925	$249,930
Total expenses	$209,912	$136,576
Net income	$136,525	$113,693
Basic earnings per share	$1.98	$1.94
Diluted earnings per share	$1.90	$1.93

	Nine months ended
	September 30, 2007	September 30, 2006
Net premiums written	$1,044,684	$772,565
Total revenue	$936,482	$610,224
Total expenses	$637,937	$431,703
Net income	$298,842	$179,537
Basic earnings per share	$4.82	$3.07
Diluted earnings per share	$4.65	$3.05
6.	Investments

      During the first quarter of 2007, the Company adopted FAS 157 and FAS 159. Prior to January 1, 2007, the Company’s investments in fixed maturities were classified as available-for-sale and carried at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. Beginning on January 1, 2007, the Company’s investments in fixed maturities were classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings.

      Validus uses established third party pricing services in valuing its portfolio of marketable securities. Validus considers prices for exchange traded securities and actively traded treasury securities to be derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs as defined in FAS 157). Validus considers securities priced via vendors, indices, or broker dealers to be derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157). Validus currently believes that none of its marketable securities are being valued based on unobservable inputs (Level 3 inputs as defined in FAS 157). There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157. The Company’s investments are allocated between levels 1 and 2 as follows:

September 30, 2007
Level 1	$745,493
Level 2	1,607,393
Level 3	—

Total	$2,352,886

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The table in section (b) below shows the aggregate cost (or amortized cost) and fair value of Validus’ marketable securities, by investment type, as of the periods indicated.
a)	Net investment income
     Net investment income is derived from the following sources:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Fixed maturities and short-term investments	$24,135	$8,885	$54,655	$27,173
Cash and cash equivalents	13,252	8,064	22,025	14,623

Total gross investment income	37,387	16,949	76,680	41,796
Investment expenses	(827)	(677)	(1,881)	(1,426)

Net investment income	$36,560	$16,272	$74,799	$40,370

The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) of investments:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$1,517	$1	$1,761	$31
Gross realized losses	(507)	(155)	(938)	(925)

Net realized gains (losses) on investments	1,010	(154)	823	(894)
Change in unrealized gains (losses) of investments	7,681	7,507	3,136	1,084

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$8,691	$7,353	$3,959	$190

b)	Fixed maturity and short-term investments

The amortized cost, fair value and gross unrealized gains and losses and estimated fair value of investments at September 30, 2007 are as follows:

				Gross
				unrealized
		Gross	Gross	foreign
	Amortized	unrealized	unrealized	exchange	Fair Market
	Cost	gains	losses	gains	Value
U.S. Government and Government Agency	$373,764	$1,938	$(85)	$—	$375,617
Corporate	494,997	1,636	(1,208)	136	495,561
Non-U.S. Government and Government Agency	42,456	82	(3)	583	43,118
Asset-backed and mortgage-backed securities	856,653	3,111	(1,939)	—	857,825

Total fixed maturities	1,767,870	6,767	(3,235)	719	1,772,121
Total short-term investments	579,982	13	—	770	580,765

Total	$$2,347,852	$6,780	$(3,235)	$1,489	$2,352,886

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The amortized cost, fair value and gross unrealized gains and losses and estimated fair value of investments available-for-sale at December 31, 2006 are as follows:

		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized Cost	gains	gains	fair value
U.S. Government and Government Agency	$119,579	$304	$(152)	$119,731
Corporate	223,079	482	(572)	222,989
Asset-backed and mortgage-backed securities	501,324	1,688	(875)	502,137

Total fixed maturities	843,982	2,474	(1,599)	844,857
Total short-term investments	531,530	—	—	531,530

Total	$1,375,512	$2,474	$(1,599)	$1,376,387

     As at December 31, 2006 the Company had 133 securities in an unrealized loss position with a fair market value of $441,436. Seven of these securities had been in an unrealized loss position for greater than twelve months. The Company believes that the gross unrealized losses relating to the Company’s fixed maturity investments at December 31, 2006 of $1,599 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. The net unrealized gains and losses of $875 were recognized as the cumulative effect of adoption of fair value option.
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

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2007 and December 31, 2006. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	September 30, 2007		December 31, 2006
	Estimated		Estimated
	fair value	% of total	fair value	% of total
AAA	$1,336,868	75.5%	$644,106	76.2%
AA	182,216	10.3%	69,087	8.2%
A+	98,226	5.5%	58,285	6.9%
A	68,016	3.8%	44,136	5.2%
A-	69,919	3.9%	22,759	2.7%
BBB	16,876	1.0%	6,484	0.8%

Total	$1,772,121	100.0%	$844,857	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at September 30, 2007 and December 31, 2006 are shown by contractual maturity. Actual maturity may differ from contractual maturity

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$388,537	$390,237	$67,984	$67,920
Due after one year through five years	505,745	506,700	255,808	255,739
Due after five years through ten years	14,295	14,716	4,966	5,207
Due after ten years	2,640	2,644	13,900	13,854

	911,217	914,297	342,658	342,720
Asset-backed and mortgage-backed securities	856,653	857,824	501,324	502,137

Total	$1,767,870	$1,772,121	$843,982	$844,857

      During the nine months ended September 30, 2006, proceeds from sales of available-for-sale securities were $361,507. For the three months ended September 30, 2006, gross realized losses were $155 and realized gains were $1. For the nine months ended September 30, 2006, gross realized losses were $925 and realized gains were $31.

      The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At September 30, 2007 approximately $84,440 (December 31, 2006; $78,323) of letters of credit were issued and outstanding under this facility for which $84,802 of investments were pledged as collateral (December 31, 2006; $87,718).

c)	Securities lending

      The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at September 30, 2007, the Company had $58,815 (December 31, 2006: $11,942) in securities on loan.

7.	Reserves for losses and loss expenses

      Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expense will not exceed the total reserves.

      The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expense for the nine months ended September 30, 2007 and year ended December 31, 2006:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
Reserves for losses and loss expenses, beginning of period	$77,363	$—
Net loss reserves acquired in purchase of Talbot	588,068	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in
Current year	208,083	91,323
Prior years	(31,657)	—

Total incurred losses and loss expenses	176,426	91,323

Less net losses and loss expenses paid in respect of losses occurring in
Current year	33,223	13,960
Prior years	52,393	—

Total net paid losses	85,616	13,960

Foreign exchange	3,175	—

Net reserve for losses and loss expenses, end of period	759,416	77,363
Losses and loss expenses recoverable	165,115	—

Reserve for losses and loss expenses, end of period	$924,531	$77,363

8.	Reinsurance

      The Company enters into reinsurance and retrocession agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks, enable it to underwrite policies with higher limits, and increase aggregate capacity. The cession of insurance and reinsurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

a)	Effects of reinsurance on premiums written and earned
The effects of reinsurance on premiums written and earned for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30, 2007
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$90,283	$90,533	$90,283	$90,533
Assumed	102,229	169,914	52,759	75,610	154,988	245,524
Ceded	(7,291)	(17,921)	(615)	(22,610)	(7,906)	(40,531)

Total	$94,938	$151,993	$142,427	$143,533	$237,365	$295,526

Three months ended September 30, 2006
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—	$—	$—
Assumed	116,505	116,930	—	—	116,505	116,930

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended September 30, 2006
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned
Ceded	(38,892)	(24,432)	—	—	(38,892)	(24,432)

Total	$77,613	$92,498	$—	$—	$77,613	$92,498

	Nine months ended September 30, 2007
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$90,283	$90,533	$90,283	$90,533
Assumed	654,599	439,672	52,759	75,610	707,358	515,282
Ceded	(65,029)	(43,157)	(615)	(22,610)	(65,644)	(65,767)

Total	$589,570	$396,515	$142,427	$143,533	$731,997	$540,048

	Nine months ended September 30, 2006
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—	$—	$—
Assumed	475,284	231,112	—	—	475,284	231,112
Ceded	(64,051)	(29,751)	—	—	(64,051)	(29,751)

Total	$411,233	$201,361	$—	$—	$411,233	$201,361

b)	Credit risk

The group evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 99.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at September 30, 2007 were from reinsurers rated A- or better. Reinsurance recoverables by reinsurer are as follows:

	September 30, 2007		December 31, 2006
	Reinsurance	% of	Reinsurance	% of
	recoverable	Total	recoverable	Total
Top 10 reinsurers	$159,423	92.0%	$—	0.0%
Other reinsurers balances > $2 million	5,321	3.1%	—	0.0%
Other reinsurers balances < $2 million	8,545	4.9%	—	0.0%

Total	$173,289	100.0%	$—	0.0%

		September 30, 2007		December 31, 2006
		Reinsurance	% of	Reinsurance	% of
Top 10 Reinsurers	Rating	recoverable	Total	recoverable	Total
Hannover Ruck -AG	AA-	$35,514	20.5%	$—	0.0%
Lloyds’ Syndicates	A+	33,194	19.2%	—	0.0%
Swiss Re	AA-	28,218	16.3%	—	0.0%
Allianz	AA-	15,812	9.1%	—	0.0%
Muenchener Ruckversicherungs	AA-	14,066	8.1%	—	0.0%
Axa Re	AA	12,087	7.0%	—	0.0%
National Indemnity Company	AAA	5,844	3.4%	—	0.0%
Max Re Ltd	A-	5,749	3.3%	—	0.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

		September 30, 2007		December 31, 2006
		Reinsurance	% of	Reinsurance	% of
Top 10 Reinsurers	Rating	recoverable	Total	recoverable	Total
Aspen Insurance UK Limited	A	5,276	3.0%	—	0.0%
Transatlantic Reinsurance	AA-	3,663	2.1%	—	0.0%

		$159,423	92.0%	$—	0.0%

     At September 30, 2007 and December 31, 2006, the provision for uncollectible reinsurance relating to losses recoverable was $4,019 and $nil. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer.
     The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer and default factors used to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
     At September 30, 2007, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
c)	Collateralized quota share retrocession treaties
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
     For the three month periods ended September 30, 2007 and 2006 Validus Re ceded $7,291 and $35,377 of premiums written to Petrel through the Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the three month periods ended September 30, 2007 and 2006 was $14,629 and $17,691. For the nine month periods ended September 30, 2007 and 2006 Validus Re ceded $53,195 and $44,488 of premiums written to Petrel through the Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the nine month periods ended September 30, 2007 and 2006 was $36,045 and $19,277.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
9.	Share capital
a)	Authorized and issued

      The Company’s authorized share capital is 571,428,571 ordinary voting and non-voting ordinary shares with a par value of $0.175 each. The holders of ordinary voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.

      As of December 31, 2005, the Company had issued 58,423,174 common shares at a price of $17.50 in a private offering. Shares issued consisted of both voting common shares and non-voting common shares which are identical in all respects, other than with respect to voting and conversion of non-voting common shares. Of the shares issued at December 31, 2005, 14,057,138 were non-voting and an additional 5,714,285 shares converted to non-voting upon the filing of the Company’s registration statement. Proceeds from this issuance, after offering expenses, were $999,997. These proceeds were used for general corporate purposes.

The Company issued an additional 59,427 voting shares in a private offering in February, 2006 at a price of $17.50 for net proceeds of $1,030.

      On July 2, 2007, the Company acquired Talbot and agreed to issue an additional 18,415 common shares to certain employees of Talbot. These employees had elected to receive common shares of the Company in lieu of a cash settlement for the purchase of their Talbot shares. The issued common shares of the Company were valued at $23.00 per share and were issued on July 30, 2007.

      On July 30, 2007, Validus completed its IPO, selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters’ discount and fees. On July 31, 2007, the Company used $188,971 of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $121,760 of net proceeds to make an $117,963 capital contribution to Validus Re to support the future growth of reinsurance operations and to pay certain expenses related to the Talbot acquisition and made a $3,000 payment to Aquiline in connection with the termination of the Advisory Agreement.

      On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares. The net proceeds to the Company of $9,349 were contributed to Validus Re. Inclusive of the net proceeds from the underwriters’ option to purchase additional common shares, total proceeds from the IPO were approximately $320,080 and capital contributed to Validus Re was approximately $127,312.

b)	Warrants

      The Company’s founder and sponsoring investors provided their insurance industry expertise, resources and relationships during the period ended December 31, 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services the founder and sponsoring investors were issued Warrants. Until July 30, 2007 and the IPO, agreements with the founder and sponsoring investors provided that the Warrants represented, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, Warrants and any other rights to purchase common shares) and were subject to adjustment such that the Warrants would continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummated an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founder’s and sponsoring investors’ commitments, the Company had issued as at September 30, 2007 Warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,711,729 (December 31, 2006 — to 8,455,320) common shares. Of those issued 2,090,815 (December 31, 2006 — 1,557,188) of the Warrants are to purchase non-voting

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

common shares. The Warrants will expire ten years from the date of issue and will be exercisable at a price per share of $17.50, equal to the price per share paid by investors in the private offering. The 12% agreement expired on the consummation of the IPO.

      In February 2006 and July 2007 additional Warrants were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12.0% of the fully diluted shares of the Company pursuant to a particular anti-dilution provision of the Warrants. Such provision is no longer applicable effective with the completion of the IPO, although the Warrants continue to have certain anti-dilution protections in respect of asset distributions, share dividends and common stock dividends, among other events. 8,593 Warrants were issued in February 2006 and 256,409 Warrants were issued in July 2007.

      The Warrants may be settled using either the physical settlement or net-share settlement methods. The Warrants have been classified as equity instruments, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Warrants were initially measured at an aggregate fair value of $75,091 and recorded as addition to additional paid-in capital. The founding shareholder’s Warrants in the amount of $25,969 were accounted for as a deduction from additional paid-in capital and the balance of $49,122 was expensed. The additional Warrants issued for the period ended December 31, 2006 increased the fair value to $75,168 with the increase of $77 expensed. The additional Warrants issued for the period ended September 30, 2007 increased the fair value to $78,060 with the increase of $2,893 expensed.

      The fair value of each Warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, of approximately 30.0%, was derived from the historical volatility of the share price of a range of publicly-traded Bermuda reinsurance companies of a similar business nature to the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s             shares. The other assumptions in the option-pricing model were as follows: risk free interest rate of 4.5%, expected life of ten years and a dividend yield of nil.

c)	Dividends

The Company did not declare any dividends for the three month and nine month periods ended September 30, 2007 and 2006.
10.	Debt and financing arrangements
a)	Financing structure and finance expenses
The financing structure at September 30, 2007 was:

		In Use /
	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
364-day $200,000 unsecured facility	200,000	—
$500,000 letter of credit facility	500,000	84,440
Talbot Standby LoC facility	30,000	30,000
Talbot Revolving Loan facility	7,500	—
Talbot third party FAL facility (1)	174,365	174,365

Total	$1,261,865	$638,805

(1)
The third party FAL facility comprises $121,515 which supports the 2007 underwriting year (most of which also supports the 2005 and/or 2006 underwriting years) and $52,850 which supports the 2005 and /or 2006 underwriting years but not the 2007 underwriting year.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
     Finance expenses for the three month periods ended September 30, 2007 and 2006 were $17,886 and $3,453, respectively. Finance expenses for the nine month periods ended September 30, 2007 and 2006 were $26,331 and $5,136, respectively. Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of funds at Lloyd’s as follows:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
9.069% Junior Subordinated Deferrable Debentures	$3,593	$10,774
8.480% Junior Subordinated Deferrable Debentures	4,294	4,598
Credit facilities	1,141	2,101
Talbot Standby LoC facility	—	—
Talbot Revolving Loan facility	76	76
Talbot third party FAL facility	8,782	8,782

Total	$17,886	$26,331

b)	Junior subordinated deferrable debentures

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

      On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd, as discussed in Note 13. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period.

Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures are as follows:

2007	$7,641
2008	30,564
2009	30,564
2010	30,564
2011 and thereafter	382,240

Total minimum future payments	$481,573

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
c)	Credit facilities
     On March 14, 2006 (the “effective date”), the Company entered into a 364-day $100,000 revolving credit facility and a three-year $200,000 secured letter of credit facility. The credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. Associated with each of these bank facilities are various covenants that include, among other things, (i) the requirement under the revolving credit facility that the Company at all times maintain a minimum level of consolidated net worth of at least 65% of consolidated net worth calculated as of the effective date, (ii) the requirement under the letter of credit facility that the Company initially maintain a minimum level of consolidated net worth of at least 65% of the consolidated net worth as calculated as of the effective date, and thereafter to be increased quarterly by an amount equal to 50% of consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares of the Company during such quarter, and (iii) the requirement under each of the facilities that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.30:1.00. The Company was in compliance with the covenants at December 31, 2006 and for the period then ended.
     On March 12, 2007, we entered into a new $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007, which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for Validus (the full $200,000 of which is available for letters of credit and/or revolving loans), and a new $500,000 five-year secured letter of credit facility, as subsequently amended, which provides for letter of credit availability for Validus Re and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The new credit facilities replaced our existing 364-day $100,000 senior unsecured revolving credit facility and our existing three-year $200,000 senior secured letter of credit facility, which have each been terminated.
     The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). At September 30, 2007 and for the period then ended, we were in compliance with the covenants under our new credit facility. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. As of September 30, 2007 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions.
     On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971 of proceeds from its initial public offering. As of September 30, 2007, we have $84,440 in outstanding letters of credit under our five-year secured letter of credit facility and no amounts outstanding under our three-year unsecured facility.
     On November 25, 2003, Talbot entered into a standby Letter of Credit facility as subsequently amended (the “Talbot Standby LoC Facility”).  The Talbot Standby LoC Facility provides for dollar-based letter of credit availability for Talbot and designated subsidiaries for the purpose of providing funds at Lloyd’s.  The commitment amount under the Talbot Standby LoC Facility is currently $30,000 and the Talbot Standby LoC Facility is provided by Lloyds TSB Bank plc.  The Talbot Standby LoC Facility contains affirmative covenants that include, among other

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
things, (i) the requirement that Talbot maintain a minimum level of consolidated tangible net worth, (ii) the requirement that Talbot maintain at all times a consolidated net borrowings to consolidated tangible net worth ratio not greater than 0.40:1.00, (iii) the requirement that Talbot’s subordinated FAL  (Funds at Lloyd’s which in accordance with the applicable providers agreement, is intended to be drawn in priority to any letters of credit under the Talbot Standby LoC Facility ) be at least $150,000, and (iv) a requirement that the forecast losses of the syndicate not exceed 7.5% of the syndicate premium limit in any one open year of account and a requirement that the per scenario estimated net losses not exceed 15% of the syndicate premium limit in any year of account. The Talbot Standby LoC Facility also contains restrictions on Talbot’s ability to incur debt at the parent or subsidiary level, sell assets, incur liens, merge or consolidate with others and make investments or change investment strategy. As of September 30, 2007 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions.
     On March 10, 2006, Talbot entered into $25,000 revolving loan facility, as subsequently amended (the “Talbot Revolving Loan Facility“), which provides for dollar or sterling-based revolving credit availability for Talbot.  The facility limit for the Talbot Revolving Loan Facility automatically reduced to $7,500 at July 1, 2007.  The Talbot Revolving Loan Facility is provided by Lloyds TSB Bank plc.  The Talbot Standby LoC Facility contains affirmative covenants that include, among other things the requirement that Talbot maintain a minimum level of consolidated tangible net worth and also contains restrictions on Talbot’s ability to incur debt, incur liens and sell or transfer assets on non-arms length terms. As of September 30, 2007 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions.
d)	Funds at Lloyd’s
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at September 30, 2007 supporting the 2007 underwriting year amount to $266,515, of which $145,000 are provided by the group and $121,515 are provided by other companies or individuals.
11.	Income taxes

      The Company provides for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. The Company is registered in Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not taxed on any Bermuda income or capital gains taxes and has received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, the Company will be exempt from those taxes until 2016.

      The Company has subsidiaries based in the United Kingdom and Canada that are subject to the tax laws of those countries. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. One of the Company’s subsidiaries is deemed to be engaged in business in the United States and is therefore subject to US corporate tax.

Income tax (credit) / expense is comprised of current and deferred tax as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2007
Current	$511	$550
Deferred	977	977

Income tax (credit)/expense	$1,488	$1,527

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
     A reconciliation between the expected tax provision at the weighted average rate and the actual tax charge per the accounts is as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2007
Expected tax provision at the weighted average rate	$41,716	$79,979
Items not subject to tax	(40,612)	(78,867)
Difference between weighted average and U.S. tax rate	383	383
Adjustments to prior period tax	1	32

Income tax expense	$1,488	$1,527

     The net deferred tax liability is made up of:

	September 30,	December 31,
	2007	2006
Underwriting profit taxable in future periods	$35,843	$—
UK tax losses carried forward at 31st December	(23,183)	—
Recoveries on 2005 year of account taxable in 2008	7,342	—
Revenue to be taxed in future periods	5,755	—
Other Timing Differences	914

	$26,671	$—

Deferred tax asset:
Timing Differences	$(6,411)	$—

	(6,411)	—

Net deferred tax liability	$20,260	$—

     Net deferred tax assets and liabilities represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by UK tax laws and regulations.
     In assessing whether deferred tax assets can be realised, management considers whether it is more likely than not that part, or all, of the deferred tax asset will not be realised. The realisation of deferred tax assets is dependent upon the generation of future taxable income in the period during which those temporary differences and operating losses become deductible. Management considers the reversal of the deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realisable could be reduced in the future if estimates of future taxable income are reduced.
12.	Commitments and contingencies
a)	Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investments.
b)	Employment agreements
     The Company has entered into employment agreements with certain individuals that provide for option awards, executive benefits and severance payments under certain circumstances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
c)	Operating leases
     The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the nine months ended September 30, 2007 was approximately $922 (period ended September 30, 2006: $207). Future minimum lease commitments are as follows:

2007	$2,029
2008	2,379
2009	2,379
2010	2,379
2011 and thereafter	3,450

Total minimum future rentals	$12,616

d)	Funds at Lloyd’s
     The Company’s underwriting at Lloyd’s for the 2005, 2006 and 2007 years of account is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the Syndicate 1183’s 2005, 2006 and 2007 results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at September 30, 2007 amount to $266,515 (December 31, 2006: $268,565).

     The Talbot third party FAL facility support each year of account as follows:

	2005	2006	2007
	Underwriting year	Underwriting year	Underwriting year
Common to all three years	$80,650	$80,650	$80,650
Common to 2005/6 only	20,000	20,000	—
Common to 2006/7 only	—	25,340	25,340
2005 only	30,350	—	—
2006 only	—	2,500	—
2007 only	—	—	15,525

Total	$131,000	$128,490	$121,515

     The FAL are provided for each year of account as follows:

	2005	2006	2007
	Underwriting year	Underwriting year	Underwriting year
Talbot third party FAL facility	$131,000	$128,490	$121,515
Talbot FAL facility	30,000	30,000	30,000
Group funds	100,787	110,075	115,000

Total FAL	$261,787	$268,565	$266,515

     The amounts provided under the Talbot third party FAL facility would not become a liability of the group in the event of the syndicate declaring a loss at a level which would call on such arrangements.
     The amounts provided under the Talbot FAL facility would become a liability of the group in the event of the syndicate declaring a loss at a level which would call on this arrangement.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
13.	Related party transactions
The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
a)
     The Company entered into an agreement on December 7, 2005 under which the Company’s founding investor Aquiline Capital Partners, LLC and its related companies (“Aquiline”) were engaged to provide services in connection with the Company’s formation and initial capitalization, including without limitation to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In connection with this agreement, Aquiline received $12,300 in fees during 2005 which were included as organizational costs within additional paid-in capital. Aquiline entities, which own 6,857,143 shares in the Company, are allocated a warrant percentage of 6.55% and employ three of the Company’s directors who do not receive compensation from Validus.

b)
     The Company entered into an advisory agreement on December 7, 2005 with Aquiline. Under this agreement, Aquiline from time to time provides advisory and consulting services in relation to the affairs of the Company and its subsidiaries with respect to the formation and initial capitalization of the Company and its subsidiaries, the structure and timing of public and private offerings of debt and equity securities of the Company and its subsidiaries and other financings, property dispositions and other acquisitions to be performed by Aquiline. Under the terms of this agreement, the Company pays an annual advisory fee of $1,000 payable in advance for a period of five years from the date of initial funding until the termination date. Prior to the termination date, upon the earlier to occur of (a) a change in control and (b) a first public offering, the Company shall immediately pay in full to Aquiline the remaining unpaid advisory fees. Certain officers and employees of Aquiline also invested in the Company and some of these individuals also serve as directors of the Company. Upon the IPO closing on July 30, 2007, the Company paid Aquiline the remaining $3,000 of advisory fees per the management agreement and expensed the balance of 2007 prepaid advisory services.

c)
     The Company and Aquiline engaged Merrill Lynch to provide services in connection with the initial capitalization of Validus. In connection with this agreement, Merrill Lynch received $8,100 in fees during 2005 which were included as a direct equity offering expense within additional paid-in capital. Merrill Lynch entities, which own 5,714,285 shares in the Company, are allocated a warrant percentage of 0.67%, and have an employee on the Board of Directors who does not receive compensation from Validus. Merrill Lynch Warrants are convertible to non-voting shares as described in note 7(a). In addition, entities affiliated with Merrill Lynch were the initial purchasers of $40,000 of the 9.069% Junior Subordinated Deferrable Debentures.

      Merrill Lynch was engaged by the Company to provide financial advisory services related to the purchase of Talbot. On July 30, 2007, Validus completed its initial public offering and subsequent offering per the underwriters’ option to purchase additional common shares. As an underwriter of the offering, Merrill Lynch’s discount and fees were $8,466.

d)
     The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of its investment portfolio. This agreement was entered into on an arm’s length basis on terms generally available in the market. The Company incurred $539 and $339 during the three months ended September 30, 2007 and 2006 and $1,293 and $897 during the nine months ended September 30, 2007 and 2006, of which $325 was included in accounts payable and accrued expenses at September 30, 2007 (December 31, 2006: $429). Merrill Lynch is a shareholder of Blackrock.

e)
     The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. This agreement was entered into on an arm’s length basis on terms available generally in the market. Goldman Sachs entities, which own 14,057,143 shares in the Company, are allocated a warrant percentage of 2.21%, and have an employee on the Board of Directors who does not receive compensation from Validus. The

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Company incurred $201 and $315 during the three months ended September 30, 2007 and 2006 and $587 and $635 during the nine months ended September 30, 2007 and 2006 of such investment management fees, of which $190 was included in accounts payable and accrued expenses at September 30, 2007 (December 31, 2006: $180).

On July 2, 2007 the Company paid Goldman Sachs $4,045 for financial advisory consulting services related to the initial public offering and the purchase of Talbot.

On July 30, 2007, Validus completed its initial public offering and subsequent offering per the underwriters’ option to purchase additional common shares. As an underwriter Goldman Sachs’ discount and fees were $8,429.

f)
     In November 2006, the Company entered into a property quota share reinsurance contract with a subsidiary of Allied World Assurance Holdings Ltd. (“Allied World”) pursuant to which the Company assumed an approximate 10% share of the reinsurance assumed under the contract. $30,000 of gross premiums written in the fourth quarter of 2006 was recorded on this contract. Pursuant to a separate reinsurance agreement with an Allied World subsidiary, the Company has ceded premiums, net of recoveries, to Allied World of $44 for the three and nine months ended September 30, 2007. A balance due to Allied World of $61 was included in reinsurance balances payable at September 30, 2007 (December 31, 2006: nil).The contract terms were negotiated on an arms-length basis. Funds affiliated with Goldman Sachs are shareholders of Allied World.

g)
      Pursuant to a reinsurance agreement, the Company has ceded premiums to Group Ark Insurance Holdings Ltd. (“Group Ark”) of $83 for the three and nine months ended September 30, 2007. A balance due to Group Ark of $139 was included in reinsurance balances payable at September 30, 2007 (December 31, 2006: nil). The contract terms were negotiated on an arms-length basis. Aquiline is a shareholder of Group Ark.

14.	Earnings per share
     As disclosed in note 14, a reverse stock split of the outstanding shares of Validus Holdings, Ltd, was approved by a vote by the shareholders, whereby each 1.75 outstanding shares was consolidated into 1 share. This reverse stock split has been reflected retroactively in the calculation of earnings per share.
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income available to common shareholders	$136,525	$69,676	$264,027	$114,045

Weighted average shares – basic ordinary shares outstanding	69,107,336	58,482,601	62,024,179	58,475,306

Share equivalents Warrants	2,058,548	—	1,720,334	—
Restricted Shares	669,086	168,562	488,059	108,855
Options	33,865	—	11,288	—

Weighted average shares – diluted	71,868,835	58,651,163	64,243,860	58,584,161

Basic earnings per share	$1.98	$1.19	$4.26	$1.95

Diluted earnings per share	$1.90	$1.19	$4.11	$1.95

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
           Share equivalents that would result in the issuance of common shares of 86,799 and 901,175 were outstanding for the three months ended September 30, 2007 and September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Share equivalents that would result in the issuance of common shares of 169,632 and 924,143 were outstanding for the nine months ended September 30, 2007 and September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
15.	Share consolidation
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
16.	Segment information
     The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which two operating segments have been determined under FAS 131, “Disclosures about Segments of and Enterprise and Related Information”. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different strategies.
Validus Re
     The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business is property, marine and specialty which includes aerospace, terrorism, life and accident & health and workers’ compensation catastrophe.
Talbot
     The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock & livestock, accident & heath and treaty classes of business.
Corporate and other reconciling items
     The Company has a “Corporate” function, which includes the activities of the parent company, and which carries out functions for the group. “Corporate” also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. The only revenue earned by “Corporate” is a minor amount of interest income that is incidental to the activities of the enterprise. For internal reporting purposes, “Corporate” is reflected separately as a business unit, however “Corporate” is not considered an operating segment under these circumstances and FAS 131. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments.
     The following tables summarize the underwriting results of our operating segments and corporate segment:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Three months ended September 30, 2007	Validus Re	Talbot	items	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross premiums written	$102,229	$143,042	$—	$245,271
Reinsurance premiums ceded	(7,291)	(615)	—	(7,906)

Net premiums written	94,938	142,427	—	237,365
Change in unearned premiums	57,055	1,106	—	58,161

Net premiums earned	151,993	143,533	—	295,526
Losses and loss expense	38,131	49,132	—	87,263
Policy acquisition costs	18,161	32,784	—	50,945
General and administrative expenses	9,527	25,258	7,008	41,793
Stock compensation expenses	1,281	731	4,120	6,132

Underwriting income	$84,893	$35,628	$(11,128)	$109,393

Net investment income	22,706	13,360	494	36,560
Net realized gains (losses) on investments	1,122	(112)	—	1,010
Net unrealized gains (losses) on investments	5,881	1,800		7,681
Foreign exchange gains	4,372	1,446	—	5,818
Other income	—	1,330	—	1,330
Fair value of Warrants	—	—	(2,893)	(2,893)
Aquiline termination fee	—	—	(3,000)	(3,000)
Finance expenses	(174)	(8,858)	(8,854)	(17,886)

Net income before taxes	118,800	44,594	(25,381)	138,013

Taxes	8	1,480	—	1,488

Net income	$118,792	$43,114	$(25,381)	$136,525

Loss and loss expense ratio(1)	25.1%	34.2%		29.5%
Policy acquisition cost ratio(1)	11.9%	22.8%		17.2%
General and administrative expense ratio(1)	7.1%	18.1%		16.2%

Combined ratio(1)	44.1%	75.2%		63.0%

Total assets	$2,442,649	$1,678,359	$5,594	$4,126,602

(1)  Ratios are based on net premiums earned. The general and administrative expense ratio includes stock compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Three months ended September 30, 2006	Validus Re	Talbot	Items	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross premiums written	$116,505	$—	$—	$116,505
Reinsurance premiums ceded	(38,892)	—	—	(38,892)

Net premiums written	77,613		—	77,613
Change in unearned premiums	14,885	—	—	14,885

Net premiums earned	92,498	—	—	92,498
Losses and loss expense	11,577	—	—	11,577
Policy acquisition costs	10,638	—	—	10,638
General and administrative expenses	6,987	—	4,749	11,736
Stock compensation expenses	526	—	1,379	1,905

Underwriting income	$62,770	$—	$(6,128)	$56,642

Net investment income	16,271	—	—	16,271
Net realized gains (losses) on investments	(154)	—	—	(154)
Foreign exchange gains	369	—	—	369
Finance expenses	(8)		(3,445)	(3,453)

Net income before taxes	79,248	—	(9,572)	69,676

Taxes	—	—	—	—

Net income	$79,248	$—	$(9,572)	$69,676

Loss and loss expense ratio	12.5%			12.5%
Policy acquisition cost ratio	11.5%			11.5%
General and administrative expense ratio	8.1%			14.7%

Combined ratio	32.1%			38.8%

Total assets	$1,620,966	$—	$3,924	$1,624,890

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Nine months ended September 30, 2007	Validus Re	Talbot	items	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Gross premiums written	$654,599	$143,042	$—	$797,641
Reinsurance premiums ceded	(65,029)	(615)	—	(65,644)

Net premiums written	589,570	142,427	—	731,997
Change in unearned premiums	(193,055)	1,106	—	(191,949)

Net premiums earned	396,515	143,533	—	540,048
Losses and loss expense	127,294	49,132	—	176,426
Policy acquisition costs	48,216	32,784	—	81,000
General and administrative expenses	23,553	25,258	15,277	64,088
Share compensation expense	2,824	731	6,499	10,054

Underwriting income	$194,628	$35,628	$(21,776)	$208,480

Net investment income	60,942	13,360	497	74,799
Net realized gains (losses) on investments	935	(112)	—	823
Net unrealized gains (losses) on investments	1,336	1,800	—	3,136
Foreign exchange gains	7,764	1,446	—	9,210
Other income	—	1,330	—	1,330
Fair value of Warrants	—	—	(2,893)	(2,893)
Aquiline termination fee	—	—	(3,000)	(3,000)
Finance expenses	(1,143)	(8,858)	(16,330)	(26,331)

Net income before taxes	264,462	44,594	(43,502)	265,554

Taxes	47	1,480	—	1,527

Net income	$264,415	$43,114	$(43,502)	$264,027

Loss and loss expense ratio	32.1%	34.2%		32.7%
Policy acquisition cost ratio	12.2%	22.8%		15.0%
General and administrative expense ratio	6.6%	18.1%		13.7%

Combined ratio	50.9%	75.2%		61.4%

Total assets	$2,442,649	$1,678,359	$5,594	$4,126,602

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Nine months ended September 30, 2006	Validus Re	Talbot	items	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross premiums written	$475,284	$—	$—	$475,284
Reinsurance premiums ceded	(64,051)	—	—	(64,051)

Net premiums written	411,233	—	—	411,233
Change in unearned premiums	(209,872)	—	—	(209,872)

Net premiums earned	201,361			201,361

Losses and loss expense	67,058	—	—	67,058
Policy acquisition costs	24,575	—	—	24,575
General and administrative expenses	13,092	—	12,258	25,350
Share compensation expense	1,561	—	4,096	5,657

Underwriting income	$95,075	—	$(16,354)	$78,721

Net investment income	40,345	—	25	40,370
Net realized gains (losses) on investments	(894)	—	—	(894)
Foreign exchange gains	1,061	—	—	1,061
Fair value of Warrants	—		(77)	(77)
Finance expenses	(11)		(5,125)	(5,136)

Net income (loss) before taxes	135,576		(21,531)	114,045

Taxes	—	—	—	—

Net income	135,576	—	(21,531)	114,045

Loss and loss expense ratio	33.3%			33.3%
Policy acquisition cost ratio	12.2%			12.2%
General and administrative expense ratio	7.3%			15.4%

Combined ratio	52.8%			60.9%

Total assets	$1,620,966	$—	$3,924	$1,624,890

     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three months ended September 30, 2007
	Gross premiums written
	Validus Re	Talbot	Total	%
United States	$68,575	$14,681	$83,256	34.1%
Worldwide excluding United States (1)	5,602	56,303	61,905	25.2%
Europe	2,576	12,447	15,023	6.1%
Latin America and Caribbean	444	6,443	6,887	2.8%
Japan	258	306	564	0.2%
Canada	—	2,383	2,383	1.0%

Sub-total, non United States	8,880	77,882	86,762	35.3%
Worldwide including United States (1)	11,056	12,588	23,644	9.6%
Marine and Aerospace (2)	13,718	37,891	51,609	21.0%

Total	$102,229	$143,042	$245,271	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended September 30, 2006
	Gross premiums written
	Validus Re	Talbot	Total	%
United States	$60,853	$—	$60,853	52.1%
Worldwide excluding United States (1)	8,234	—	8,234	7.1%
Europe	6,072	—	6,072	5.2%
Latin America and Caribbean	1,505	—	1,505	1.3%
Japan	309	—	309	0.3%
Canada	1,263	—	1,263	1.1%

Sub-total, non United States	17,383	—	17,383	15.0%
Worldwide including United States (1)	4,137	—	4,137	3.6%
Marine and Aerospace (2)	34,132	—	34,132	29.3%

Total	$116,505	$—	$116,505	100.0%

	Nine months ended September 30, 2007
	Gross premiums written
	Validus Re	Talbot	Total	%
United States	$329,644	$14,681	$344,325	43.2%
Worldwide excluding United States (1)	35,072	56,303	91,375	11.5%
Europe	46,940	12,447	59,387	7.4%
Latin America and Caribbean	7,549	6,443	13,992	1.8%
Japan	7,673	306	7,979	1.0%
Canada	—	2,383	2,383	0.3%

Sub-total, non United States	97,234	77,882	175,116	22.0%
Worldwide including United States (1)	80,335	12,588	92,923	11.6%
Marine and Aerospace (2)	147,386	37,891	185,277	23.2%

Total	$654,599	$143,042	$797,641	100.0%

	Nine months ended September 30, 2006
	Gross premiums written
	Validus Re	Talbot	Total	%
United States	$209,292	$—	$209,292	44.0%
Worldwide excluding United States (1)	37,592	—	37,592	7.9%
Europe	36,319	—	36,319	7.6%
Latin America and Caribbean	15,404	—	15,404	3.2%
Japan	6,279	—	6,279	1.3%
Canada	2,103	—	2,103	0.4%

Sub-total, non United States	97,697	—	97,697	20.4%
Worldwide including United States (1)	41,216	—	41,216	8.7%
Marine and Aerospace (2)	127,079	—	127,079	26.7%

Total	$475,284	$—	$475,284	100.0%

(1)  Represents risks in two or more geographic zones.
(2)  Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)
17.	Subsequent events
     On October 25, 2007, the Company entered into the First Amendment to each of its Three-Year Unsecured Letter of Credit Facility Agreement, dated as of March 12, 2007 and its Five-Year Secured Letter of Credit Facility Agreement, dated as of March 12, 2007 (together, the “Credit Facilities”), among the Company, Validus Reinsurance, Ltd., the Lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent, to provide for, among other things, additional capacity to incur up to $100.0 million under a new Funds at Lloyd’s Letter of Credit Facility (“FAL LoC Facility”) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account.  The amendment also modifies certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.  Validus anticipates that the new Funds at Lloyd’s Letter of Credit Facility will be provided by a group of banks arranged by ING Bank N.V. and Lloyds TSB Bank PLC and will be available beginning in November 2007.  Validus has agreed to indicative terms with ING Bank N.V. and Lloyd’s TSB Bank PLC, subject to credit approval and finalization of documentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and the Company’s consolidated financial condition and liquidity and capital resources at September 30, 2007 and December 31, 2006. The Company completed the acquisition of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007. This discussion and analysis pertains to the results of the Company inclusive of Talbot from the date of acquisition. Talbot 2006 results are included in discussion of segment results for comparison purposes only and are not consolidated in Validus results for 2006 periods. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes, and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006.
     Validus was formed on October 19, 2005 and has limited historical financial and operating information. Insurance and reinsurance companies face substantial risk in their initial stages of development. See “Cautionary Note Regarding Forward-Looking Statements”. In addition, for a variety of reasons, including the Company’s recent formation, the acquisition of Talbot and relatively few significant catastrophe events in 2006 and the first nine months of 2007, the Company’s historical financial results may not accurately indicate future performance.
Executive Overview
     The Company underwrites from two distinct global operating segments, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating subsidiary, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages syndicate 1183 at Lloyd’s, and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yachts, marinas and fine art business on behalf of the Talbot syndicate and others.
     The Company’s strategy is to concentrate on short-tail risks, which is an area where management believes current prices and terms provide an attractive risk adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
     Premiums are a function of the number and type of contracts written, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 inception and renewal periods, while most insurance and specialty lines are written throughout the year. Written premiums are generally highest in the first quarter and lowest during the fourth quarter of the year. Gross premiums written for pro rata programs are initially recorded as estimates and are adjusted as actual results are reported by the cedant during the period. Pro rata reinsurance is a type of reinsurance whereby the reinsurer indemnifies the policyholder against a predetermined portion of losses. Earned premiums do not necessarily follow the written premium pattern as certain premiums written are earned ratably over the contract term, which is ordinarily twelve months, although many pro rata contracts are written on a risks attaching basis, which means that the contracts cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract, and are generally earned over a 24 month period, which is the risk period of the underlying (twelve month) policies. Premiums are generally due in monthly or quarterly instalments.
     The following are the primary lines in which the Company conducts business:
     Property:  Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance. Property catastrophe includes reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. In property pro rata contracts the reinsurer shares the premiums as well as the losses and expenses in an agreed proportion with the cedant. Talbot primarily writes direct and facultative property insurance, lineslips and binding authorities and a limited amount of property treaty. The business written is principally commercial and industrial insurance. The business is short tail with risks generally earned within two years.
     Marine:  The Company underwrites insurance and reinsurance on marine risks covering damage to or losses of marine vessels or cargo, yachts and marinas, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Talbot underwrites marine insurance on a direct and facultative basis. Validus Re underwrites marine reinsurance on an excess of loss basis, and to a lesser extent, on a pro rata basis.
     Specialty: The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health and workers’ compensation catastrophe. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, Validus Re’s other specialty lines are primarily written on an excess of loss basis. Talbot underwrites war, political risks, political violence, financial institutions, contingency, bloodstock and livestock, accident and health, and aviation and other treaty. With the exception of aviation and other treaty, most of the Talbot specialty business is written on a direct or facultative basis or through a binding authority or coverholder.
     Income from the Company’s investment portfolio is primarily comprised of interest on fixed maturity investments net of investment expenses and net realized gains/losses on the sale of investments. A significant portion of the Company’s contracts provide short-tail coverage for damages resulting mainly from natural and man-made catastrophes, which means that the Company could become liable for a significant amount of losses on short notice. Accordingly, the Company has structured its investment portfolio to preserve capital and maintain a high level of liquidity, which means that the large majority of the Company’s investment portfolio consists of shorter term fixed maturity investments. The Company’s fixed income investments are held as trading. Under U.S. GAAP, these securities are carried at fair value, and unrealized gains and losses on these securities are included in net income in the Company’s consolidated statements of income.
     The Company’s expenses consist primarily of losses and loss expenses, acquisition costs, general and administrative expenses, and finance expenses related to debentures and our credit facilities. Organizational expenses and expenses associated with the issuance of warrants were also incurred in the first quarter of 2006 as well as in the period ended December 31, 2005. New warrants were issued in the third quarter of 2007 due to an anti-dilution provision of the warrants arising from the issuance of securities related to the Talbot acquisition.
     Losses and loss expenses are a function of the amount and type of insurance and reinsurance contracts written and of the loss experience of the underlying risks. Reserves for losses and loss expense include a component for outstanding case reserves for claims which have been reported and a component for losses incurred but not reported. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, may result in losses and loss expenses materially different than the reserve initially established. Changes to prior year loss reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or decreasing net income if the prior year reserves prove to be insufficient. Adjustments resulting from new information will be reflected in income in the period in which they become known. The Company’s ability to estimate losses and loss expenses accurately, and the resulting impact on contract pricing, is a critical factor in determining profitability.
     Since the lines of business underwritten have large aggregate exposures to natural and man-made catastrophes, the Company expects that claims experience will often be the result of relatively few events of significant severity. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, the Company’s financial condition, results of operations, and ability to write new business.

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
     Management believes property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The large industry losses led to an increase in the perception of catastrophe risk by market participants creating a supply/demand imbalance for reinsurance capacity. Validus was formed in October 2005 to take advantage of these opportunities; we have also built our operations so that we may effectively take advantage of future market conditions as they develop. Talbot, which the Company acquired on July 2, 2007, has also seen an increase in insurance and reinsurance rates in the aftermath of 2005.
     In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. Such rate increases were most significant in the United States catastrophe-exposed lines of business. For risks outside of the U.S., or for risks which were not substantially exposed to catastrophes, rate increases were more modest, or, in some cases, rates have decreased. During the nine months ended September 30, 2007, the Company experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers may increase the supply of insurance and reinsurance which could affect pricing. An increase in the supply of insurance and reinsurance could accelerate rate decreases.
     Management believes the supply and demand pressures which exerted upward pressure on prices in peak U.S. property zones in 2006 will remain flat to slightly down in the near term, assuming normal catastrophe activity.
     Following significant losses from Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in 2005, the marine and energy insurance and reinsurance accounts have experienced material price increases and more restrictive conditions. Losses resulting from Katrina affected nearly all lines of business written within the marine class and reinsurance and retrocessional capacity has been reduced sharply. Management believes that many reinsurers withdrew from marine and energy business and remaining reinsurers increased pricing and tightened conditions across all sectors. In addition to rate increases, coverage terms have become more restrictive including increased use of mutually exclusive pillars and other parametric devices.

     We underwrite global specialty property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. Claim experience for Validus Re has been the result of relatively few events of high magnitude. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, the Company’s financial condition and results and ability to write new business. This volatility will affect results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these trends when pricing contracts.
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
     Loss reserve estimations for insurance and reinsurance business are not precise in that they deal with the inherent uncertainty of future events. Estimating loss reserves requires management to make assumptions, both explicit and implicit, regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as inflation. These estimates and judgments are based on numerous factors, and may be revised as additional experience or other data becomes available, as new or improved methodologies are developed or as current laws change.
     As predominantly a broker market insurer and reinsurer for both excess of loss and proportional contracts, the Company must rely on loss information reported to brokers by clients often based on incomplete and changing information. The information received varies by client and may include paid losses, estimated case reserves and, an estimated provision for incurred but not reported losses (“IBNR reserves”).
     Reserving for reinsurance business introduces further uncertainties. Reserving practices and the quality of data reporting may vary among ceding companies which adds further uncertainty to the estimation of ultimate losses. A time lag is inherent in reporting from the original claimant to the primary insurer to the broker and then to the reinsurer, especially in the case of excess of loss reinsurance contracts due to the accumulation of losses required prior to reaching the Company’s attachment point. Also, the combination of low claim frequency and high severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, the Company relies on an analysis of a contract’s historical experience, reinsurance industry information, and professional judgment in estimating reserves for these contracts. In addition, if available, ultimate loss ratio forecasts as reported by cedants are incorporated, normally on a three or six month lag.
     As a result of the uncertainties described above, the Company must estimate IBNR reserves, which consist of a provision for future development on known loss events, as well as a provision for claims which have occurred but which have not yet been reported to us by clients. Because of the degree of reliance that is necessarily placed on clients for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business underwritten, and, for reinsurance business, the varying reserving practices among ceding companies, reserve estimates are highly dependent on management’s judgment and are therefore uncertain. In property lines, there can be additional uncertainty in loss estimation related to large catastrophe events. With winds events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labour. In the case of earthquakes, the damage assessment process may take longer as buildings are discovered to have structural weaknesses not initially detected. Talbot also writes longer tail business in its financial institutions and marine liability lines. The loss settlement period, therefore, may be several years in duration, in which time additional facts regarding individual claims and trends often will become known and current laws and case law may change.
     As a result of the inherent uncertainties in the reserving process, there is a risk that the Company’s actual losses may be higher or lower than the reserves booked based on information provided by clients. The Company incorporates this uncertainty into the judgments and assumptions made when establishing loss reserves. Since the Company relies on information provided by clients in order to assist it in estimating reserves the Company performs certain processes in order to help determine the completeness and accuracy of such information as follows:

     1. In addition to information received from clients on reported claims, the Company also utilizes information on the patterns of client loss reporting and loss settlements from previous events in order to estimate the Company’s ultimate liability related to these events.
     2. The Company examines the development of its own historical paid and incurred loss development to identify trends, especially at Talbot where a longer reserving history exists. The Company incorporates this information into the reserving process where appropriate.
Additional process performed at Validus Re specific to reinsurance business are as follows:
     1. The Company performs ceding company audits to confirm the accuracy and completeness of information received from cedants and considers the results of the ceding company audits in setting reserves.
     2. The Company utilizes reinsurance industry information in order to perform consistency checks on the data provided by ceding companies and to identify trends in loss reporting and settlement activity. The Company incorporates such information in establishing reinsurance reserves.
     3. The Company supplements the loss information received from cedants with loss estimates developed by market share techniques and third party catastrophe models when such information is available.
     The Company currently has no backlog related to the processing of assumed reinsurance information. The Company actively manages its relationships with brokers and clients and considers existing disputes with counterparties in the normal course of business.
     The reserve for losses and loss expenses includes both a component for outstanding case reserves for claims which have been reported and a component for IBNR reserves. IBNR reserves are estimated by management using various actuarial methods. For more recent underwriting years, these methods are based on the assumption that ultimate losses vary proportionately with premiums and for more mature underwriting years, methods assume ultimate losses vary proportionately with reported loss development.
     The Company utilizes a reserving methodology that establishes a point estimate for ultimate losses. The point estimate represents management’s best estimate of ultimate losses and loss expenses. The Company does not utilize range estimation in the loss reserving process. The extent of reliance on management judgment in the reserving process differs as to whether the business is insurance or reinsurance and as to whether the business is written on an excess of loss or on a pro rata basis. The Company reviews its reserving assumptions and methodologies on a quarterly basis. Two of the most critical assumptions in establishing reserves are loss emergence patterns and expected loss ratios. Loss emergence patterns are critical to the reserving process as they are a key indicator of the ultimate liability. A pattern of reported loss emergence different from expectations may indicate a change in the loss climate and may be reflected accordingly in reserves. Expected loss ratios are a primary component in the Company’s initial calculation of estimated ultimate losses. Management anticipates that the loss estimates will be subject to at least annual corroborative review by independent actuaries using generally accepted actuarial principles. Expected losses and loss ratios on reinsurance business are typically developed using vendor and proprietary computer models. The information used in the models is for reinsurance business derived by underwriters and actuaries during the initial pricing of the business and, for reinsurance business, supplemented by reinsurance industry data available from organizations, such as statistical bureaus and consulting firms, where appropriate. Management incorporates the Company’s own loss experience in establishing reserves as it develops, especially at Talbot where a longer reserving history exists. Expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. Other methodologies are also used by the Company in the reserving process for specific types of claims or events, such as catastrophic or other specific major events. These include vendor catastrophe models, and analyses of specific industry events, such as large claims or lawsuits. For reinsurance business, ceding company reports on IBNR reserves are also taken into account in making the Company’s estimates.
     The Company’s three lines of business, property, marine and specialty are exposed to event related risks that are generally reported and paid within three years of the event except financial institutions and marine liability. The Company estimates that 86% of its current reserves will be paid within three years. Given that the Company’s lines of business are substantially short tail in nature, the reporting, development and payment patterns of such reserves are similar for all short tail lines.
     For all lines of business, the Company’s reserve for losses and loss adjustment expenses and loss reserves recoverable consist of four categories: (1) case reserves, (2) additional case reserves, (3) additional case reserves for events (“ACRE”) IBNR, and (4) traditional IBNR. The reserves and recoverables in each of these categories are established on an annual and interim basis as follows:
     1. Case reserves — are established for all lines by our claims department with third party input based on reports of actual losses from ceding companies. Case reserves are established on all lines in Talbot where we are a claims lead by our claims department with third party inputs and reports. For material Talbot claims where Talbot is not the lead underwriter on the business, the case reserves are established by the lead underwriter and reviewed by Talbot.
     2. Additional case reserves — are established for reinsurance lines only by our claims department in cases where the Company believes that the case reserves reported by the cedant require adjustment. Additional case reserves supplement case reserves based on information obtained through ceding company audits or other sources.
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
     4. Traditional IBNR reserves — are established at Talbot using the Chain Ladder method, Generalized Cape Cod method and Bornhuetter-Ferguson method given more mature data.  The expected loss method and the Bornhuetter-Ferguson method are utilized at Validus Re. These two methods have been chosen based on the relative immaturity of the data and Validus Re’s limited historical data upon which to base the analysis.  Under all methods utilized at both Validus Re and Talbot, an ultimate loss amount is established.  Paid losses, case reserves and additional case reserves are deducted from the ultimate to ascertain the traditional IBNR reserves.
     The Company’s reserving methodology was not changed in the quarter ended September 30, 2007 from the methodology used in the year ended December 31, 2006 for either Validus Re or Talbot. However, this is the first interim period for which Talbot information has been included. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at September 30, 2007 were $924.5 million and $165.1 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment business at September 30, 2007.

	At September 30, 2007
			Total gross
			reserve
	Gross case	Gross	for losses and
	reserves	IBNR	loss expenses
	(Dollars in thousands)
Validus Re	$62,328	$101,111	$163,439
Talbot	387,820	373,272	761,092

Total	$450,148	$474,383	$924,531

     Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2006 were $77.4 million and $nil, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2006.

	At December 31, 2006
			Total gross
			reserve
	Gross case	Gross	for losses and
	reserves	IBNR	loss expenses
	(Dollars in thousands)
Validus Re	$38,114	$39,249	$77,363
Talbot	—	—	—

Total	$38,114	$39,249	$77,363

     To the extent insurance and reinsurance industry data is relied upon to aid in establishing reserve estimates, there is a risk that the data may not match the Company’s risk profile or that the industry’s reserving practices overall differ from that of the Company and its clients. In addition, reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event. These factors further contribute to the degree of uncertainty in the reserving process.
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
     Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results financial condition and liquidity. Management’s best estimate of the net reserve for losses and loss expenses at September 30, 2007 is $759.4 million. The following tables show the effect on net reserves for losses and loss expenses as of September 30, 2007 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns varied three and six months and (2) expected loss ratios varied five and ten percent. Management believes that a reasonably likely scenario is best represented by a standard utilized by some professional actuaries as part of their review of a reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently.

Net reserve for losses and loss expenses at September 30, 2007 — Sensitivity to loss emergence patterns

Reserve for losses
Change in assumption	and loss expenses
(Dollars in thousands)
Six month deceleration	$650,886
Three month deceleration	700,951
No change (selected)	759,416
Three month acceleration	821,145
Six month acceleration	889,442
Net reserves for loss and loss expenses at September 30, 2007 — Sensitivity to expected loss ratios

Reserve for losses
Change in assumption	and loss expenses
(Dollars in thousands)
10% favorable	$731,097
5% favorable	745,281
No change (selected)	759,416
5% unfavorable	773,649
10% unfavorable	787,832
     The most significant variance in the above scenarios, six month acceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $130.0 million. In the Company’s judgment, such a variance would not have a material impact on liquidity or future financial position.
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
     Premiums.  Assumed reinsurance premium is written on an excess of loss or on a pro rata basis. Reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly cedants must estimate such premiums when purchasing reinsurance coverage. For excess of loss contracts, the deposit premium is defined in the contract. The deposit premium is based on the client’s estimated premiums, and this estimate is the amount recorded as written premium in the period the risk incepts. In the majority of cases, these contracts are adjustable at the end of the contract period to reflect the changes in underlying risks during the contract period. Subsequent adjustments, based on reports by the clients of actual premium, are recorded in the period they are determined, which would normally be reported within six months to one year subsequent to the expiration of the contract.
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
     For pro rata reinsurance contracts, an estimate of written premium is recorded in the period in which the risk incepts. The premium estimate is based on information provided by ceding companies and management’s judgment. As these are pro rata contracts, gross premiums written related to these contracts is a function of the amount of premium the ceding company estimates they will write. At the inception of the contract the ceding company estimates how much premium they expect to write during the year. Management critically evaluates the information provided by ceding companies based on experience with the cedant, broker and the underlying book of business. Subsequent adjustments will be recorded when the actual premium is reported by the ceding company. Reporting by the ceding company may be on a three or six month lag and it may be significantly different than the estimate.
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
     Where contract terms on excess of loss contracts require the reinstatement of coverage after a client’s loss, the mandatory reinstatement premiums are recorded as written and earned premiums when the loss event occurs. Pro rata contracts generally do not contain provisions for the reinstatement of coverage.
     Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at September 30, 2007 no provision for doubtful accounts is necessary.
Segment Reporting
     Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot.

Results of Operations
     Validus Holdings, Ltd. and Validus Re were formed on October 19, 2005, and Validus Re commenced operations on December 16, 2005. Neither company had any prior operating history. On July 2, 2007 Validus acquired Talbot Holdings Ltd. (“Talbot”) and is consolidating Talbot effective in the three month period ended September 30, 2007. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP.
     The following table presents results of operations for the three and nine month periods ended September 30, 2007 and 2006:

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	Ended
	September 30,	September 30,	September 30,	September
	2007	2006	2007	30, 2006
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$245,271	$116,505	$797,641	$475,284
Reinsurance premiums ceded	(7,906)	(38,892)	(65,644)	(64,051)

Net premiums written	237,365	77,613	731,997	411,233
Change in unearned premiums	58,161	14,885	(191,949)	(209,872)

Net premiums earned	295,526	92,498	540,048	201,361

Losses and loss expenses	87,263	11,577	176,426	67,058
Policy acquisition costs	50,945	10,638	81,000	24,575
General and administrative expenses	41,793	11,736	64,088	25,350
Share compensation expense	6,132	1,905	10,054	5,657

Total underwriting expenses	186,133	35,856	331,568	122,640

Underwriting income (2)	109,393	56,642	208,480	78,721
Net investment income	36,560	16,272	74,799	40,370
Other income	1,330	—	1,330	—
Finance expenses	(17,886)	(3,453)	(26,331)	(5,136)

Operating income before taxes	129,397	69,461	258,278	113,955

Taxes	1,488	—	1,527	—

Operating income after tax	127,909	69,461	256,751	113,955

Fair value of warrants issued	(2,893)	—	(2,893)	(77)
Aquiline termination fee	(3,000)	—	(3,000)	—
Net realized losses on investments	1,010	(154)	823	(894)
Net unrealized losses on investments (3)	7,681	—	3,136	—
Foreign exchange gains	5,818	369	9,210	1,061

Net income after taxes	$136,525	$69,676	$264,027	$114,045

Comprehensive income (loss)
Unrealized losses arising during period (3)	—	7,353	—	190
Foreign currency translation adjustments	(640)	—	(640)	—
Adjustment for reclassification of losses realized in income	—	154	—	894

Comprehensive income (loss)	$135,885	$77,183	$263,387	$115,129

Selected ratios
Net premiums written/Gross premiums written	96.8%	66.6%	91.8%	86.5%
Losses and loss expenses ratio	29.5%	12.5%	32.7%	33.3%

Policy acquisition cost ratio	17.3%	11.5%	15.0%	12.2%
General and administrative expense ratio	16.2%	14.8%	13.7%	15.4%
Expense ratio	33.5%	26.3%	28.7%	27.6%

Combined ratio	63.0%	38.8%	61.4%	60.9%

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006 (1)	2007	2006 (1)
	(Dollars in thousands)		(Dollars in thousands)
VALIDUS RE
Gross premiums written	$102,229	$116,505	$654,599	$475,284
Reinsurance premiums ceded	(7,291)	(38,892)	(65,029)	(64,051)

Net premiums written	94,938	77,613	589,570	411,233
Change in unearned premiums	57,055	14,885	(193,055)	(209,872)

Net premiums earned	151,993	92,498	396,515	201,361

Losses and loss expenses	38,131	11,577	127,294	67,058
Policy acquisition costs	18,161	10,638	48,216	24,575
General and administrative expenses	9,527	6,987	23,553	13,092
Share compensation expense	1,281	526	2,824	1,561

Total underwriting expenses	67,100	29,728	201,887	106,286

Underwriting income (3)	84,893	62,770	194,628	95,075

TALBOT
Gross premiums written	$143,042	$—	$143,042	$—
Reinsurance premiums ceded	(615)	—	(615)	—

Net premiums written	142,427	—	142,427	—
Change in unearned premiums	1,106	—	1,106	—

Net premiums earned	143,533	—	143,533	—

Losses and loss expenses	49,132	—	49,132	—
Policy acquisition costs	32,784	—	32,784	—
General and administrative expenses	25,258	—	25,258	—
Share compensation expense	731	—	731	—

Total underwriting expenses	107,905	—	107,905	—

Underwriting income (2)	35,628	—	35,628	—

CORPORATE
General and administrative expenses	7,008	4,749	15,277	12,258
Share compensation	4,120	1,379	6,499	4,096

Total underwriting income (2)	109,393	56,642	208,480	78,721

(1)	Talbot 2006 results are included in discussion of segment results for comparison purposes only and are not consolidated in Validus results for 2006 periods

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

(3)
The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Validus Re unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000 previously included in the accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and had no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments are accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such, all unrealized gains and losses are included in net income. Upon acquisition by Validus, Talbot adopted FAS 157 and FAS 159. On January 1, 2007 Talbot had unrealized gains and losses on available-for-sale investments of $769,000.

Three months ended September 30, 2007 compared to three months ended September 30, 2006
Net income for the three months ended September 30, 2007 was $136.5 million compared to $69.7 million for the three months ended September 30, 2006, an increase of $66.8 million or 95.8%. The primary factors driving the increase were:
•	The consolidation of Talbot for the first time in the third quarter of 2007 increased underwriting income by $35.6 million.

•	An increase in Validus Re underwriting income of $22.1 million or 35.2% as a result of net premiums earned which were increased by $59.5 million or 64.3% compared to the same period in;

•	An increase in net investment income of $20.3 million or 124.7% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio,

•
Increased realized and unrealized gains on investments of $8.8 million. The majority of this increase is due to the early adoption on FAS 157 and FAS 159 resulting in unrealized gains on investments being recorded in net income rather than comprehensive income, and;

•	An increase in foreign exchange gains of $5.4 million due primarily to the weakening U.S. dollar.
The increases above were partially offset by the following factors:
•
Increased finance expenses of $14.4 million, primarily resulting from $4.3 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures, $8.9 million of Talbot Funds at Lloyd’s (“FAL”) finance expense and $1.0 million finance expense on unsecured credit facility borrowings of $188.0 million, and;

•	Fair value of warrants issued expense equal to $2.9 million due to an anti-dilution provision of the warrants arising from the issuance of restricted common shares in the Talbot acquisition.
Gross Premiums Written
     Gross premiums written for the three months ended September 30, 2007 were $245.3 million compared to $116.5 million for the three months ended September 30, 2006, an increase of $128.8 million or 110.6%. Gross premiums written were primarily driven by the property line which accounted for $115.2 million of gross premium written. Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$115,173	47.0%	$80,078	68.7%	43.8%
Marine	63,361	25.8%	28,463	24.5%	122.6%
Specialty	66,737	27.2%	7,964	6.8%	738.0%

Total	$245,271	100.0%	$116,505	100.0%	110.5%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
     The increase in gross premiums written was primarily driven by $143.0 million resulting from the consolidation of Talbot for the first time in the third quarter of 2007. The increase from Talbot was partially offset by a $20.1 million decrease in the Validus Re marine lines, discussed further below.

Validus Re. Validus Re gross premiums written for the three months ended September 30, 2007 were $102.2 million compared to $116.5 million for the three months ended September 30, 2006, a decrease of $14.3 million or 12.3%. Gross premiums written were primarily driven by the property line which accounted for $86.6 million of gross premium written. Details of Validus Re gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$86,623	84.7%	$80,078	68.7%	8.2%
Marine	8,345	8.2%	28,463	24.5%	(70.7)%
Specialty	7,261	7.1%	7,964	6.8%	(8.8)%

Total	$102,229	100.0%	$116,505	100.0%	(12.3)%

     The decrease in Validus Re gross premiums written was primarily driven by a $20.1 million decrease in the marine lines where a lower proportion of business was renewed in the three months ended September 30, 2007 compared to the same period in 2006 when uncertainty in the market following the windstorms of 2005 led to many renewals occurring later in the year. The shift in timing meant a portion of the premiums written in the second and third quarters of 2006 were renewed in the first quarter of 2007. The decrease in marine lines was partially offset by the property lines which accounted for an increase of $6.5 million in gross premiums written. In the three months ended September 30, 2007 Validus Re wrote additional premium in both U.S. and international property lines as compared to the same period in the prior year as a result of continued attractive pricing, partially offset by a small number of non-renewals.
Talbot. In the three months ended September 30, 2007, Talbot gross premiums written were $143.0 million compared to $141.2 million for the three months ended September 30, 2006, an increase of $1.8 million or 1.3%. Gross premiums written were primarily driven by the marine and specialty lines which contributed $114.5 million. Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$28,550	20.0%	$40,122	28.4%	(28.8)%
Marine	55,016	38.4%	52,162	37.0%	5.5%
Specialty	59,476	41.6%	48,880	34.6%	21.7%

Total	$143,042	100.0%	$141,164	100.0%	1.3%

(1)	Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
The increase in the Talbot gross premiums written was primarily driven by:
•	the energy account which recorded strong growth due to new construction opportunities and increased asset values resulting from higher oil prices; and

•	the addition of two new classes in 2007, accident and health and bloodstock and livestock, which added $9.3 million of gross premiums written.
The increase was offset by a small decline in the direct property account and a slowing down in the production of business in the property treaty account.

Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended September 30, 2007 were $7.9 million compared to $38.9 million for the three months ended September 30, 2006, a decrease of $31.0 million or 79.7%. Reinsurance premiums ceded decreased primarily as a result of a decrease in marine premiums ceded to Petrel Re Limited (“Petrel Re”), as discussed in Gross Premiums written

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006 (1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$7,266	91.9%	$17,645	45.4%	(58.8)%
Marine	(30)	(0.4)%	21,247	54.6%	NM
Specialty	670	8.5%	—	0.0%	NM

Total	$7,906	100.0%	$38,892	100.0%	(79.7)%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
Validus Re. Validus Re reinsurance premiums ceded for the three months ended September 30, 2007 were $7.3 million compared to $38.9 million for the three months ended September 30, 2006, a decrease of $31.6 million or 81.2%. Validus Re reinsurance premiums ceded decreased primarily as a result of and the shift in the timing of marine renewals discussed above. In both cases, premiums written and ceded to Petrel Re in the third quarter of 2006 were renewed in the first and second quarters of 2007. During the three month periods ended September 30, 2007 and 2006, gross premiums written of $7.3 million and $35.4 million, respectively, were ceded to Petrel Re. For the three months ended September 30 2007, gross premiums written ceded to Petrel Re represents 7.1% and 100.0% of Validus Re’s gross premiums written and total premiums ceded, respectively.

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006 (1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$7,282	99.9%	$17,645	45.4%	(58.7)%
Marine	9	0.1%	21,247	54.6%	NM
Specialty	—	0.0%	—	0.0%	NM

Total	$7,291	100.0%	$38,892	100.0%	(81.3)%

Talbot. Talbot reinsurance premiums ceded for the three months ended September 30, 2007 were $0.6 million compared to $2.6 million for the three months ended September 30, 2006, a decrease of $2.0 million or 76.7%. Talbot primarily purchases reinsurance protection in the first quarter, accounting for the small figure in the third quarter. Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
Net Premiums Written
     Net premiums written for the three months ended September 30, 2007 were $237.4 million compared to $77.6 million for the three months ended September 30, 2006, an increase of $159.8 million or 205.8%. Details of net premiums written by line of business are provided below:

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006 (1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$107,907	45.5%	$62,433	80.4%	72.8%
Marine	63,391	26.7%	7,216	9.3%	778.5%
Specialty	66,067	27.8%	7,964	10.3%	729.6%

Total	$237,365	100.0%	$77,613	100.0%	205.8%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results
     The increase in net premiums written was primarily driven by $142.4 million resulting from the consolidation of Talbot for the first time in the third quarter of 2007 and the Validus Re property lines which accounted for $16.9 million of the increase.
Validus Re. Validus Re net premiums written for the three months ended September 30, 2007 were $94.9 million compared to $77.6 million for the three months ended September 30, 2006, an increase of $17.3 million or 22.3%. Details of net premiums written by line of business are provided below:

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$79,341	83.6%	$62,433	80.4%	27.1%
Marine	8,336	8.8%	7,216	9.3%	15.5%
Specialty	7,261	7.6%	7,964	10.3%	(8.8)%

Total	$94,938	100.0%	$77,613	100.0%	22.3%

     The increase in Validus Re net premiums written was primarily driven by the property line which accounted for $16.9 million of the increase. The increase in property lines reflects the increase in gross premiums written.
     The ratio of net premiums written to gross premiums written was 92.9% and 66.6% for the three month periods ended September 30, 2007 and 2006. The increase in the ratio is attributable to lower reinsurance premiums ceded in 2007, due to lower amounts of premium ceded to Petrel Re.
Talbot. Talbot net premiums written for the three months ended September 30, 2007 were $142.4 million compared to $138.5 million for the three months ended September 30, 2006, an increase of $3.9 million or 2.8%. Details of net premiums written by line of business are provided below:

	Three months ended		Three months ended
	September 30, 2007		September 30, 2006(1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$28,566	20.1%	$38,930	28.1%	(26.6)%
Marine	55,055	38.6%	50,605	36.5%	8.8%
Specialty	58,806	41.3%	48,985	35.4%	20.0%

Total	$142,427	100.0%	$138,520	100.0%	2.8%

(1)	Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

          The increase in the net premium written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratio of net premiums written to gross premiums written for the three month periods ended September 30, 2007 and 2006 was 99.6% and 98.1%, respectively, as most reinsurance premiums are written in the first quarter.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended September 30, 2007 was $58.2 million compared to $14.9 million for the three months ended September 30, 2006, an increase of $43.3 million or 290.7%. This reflects the higher level of premiums written at Validus Re in the first nine months of 2007 compared to the same period in 2006 and the benefit of Validus Re earning premiums written in 2006.
Validus Re. Validus Re’s change in unearned premiums for the three months ended September 30, 2007 was $57.1 million compared to $14.9 million for the three months ended September 30, 2006, an increase of $42.2 million or 283.3%. This reflects the higher level of premiums written in the first nine months of 2007 compared to 2006 and the benefit of earning premiums written in 2006, as mentioned above. There was a lower balance of unearned premium at the outset of the three month period ended September 30, 2006 compared to the corresponding period in 2007 due to 2006 being Validus Re’s first year of operations.
Talbot. The Talbot change in unearned premiums for the three months ended September 30, 2007 was $1.1 million compared to $(11.4) million for the three months ended September 30, 2006, an increase of $12.5 million or 109.7%.

	Three months	Three months
	ended September 30	ended September
	2007	30, 2006(1)	% Change
	(Dollars in thousands)
Change in gross unearned premium	$23,102	$16,268	42.0%
Change in prepaid reinsurance premium	(21,996)	(27,709)	(20.6)%

Net change in unearned premium	$1,106	$(11,441)	109.7%

(1)	Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition
          The change in gross unearned premiums reflects the higher gross written premium in 2007 relative to 2006 while the change in prepaid reinsurance premiums reflects lower reinsurance ceded in 2007 compared to 2006.
Net Premiums Earned
     Net premiums earned for the three months ended September 30, 2007 were $295.5 million compared to $92.5 million for the three months ended September 30, 2006, an increase of $203.0 million or 219.5%. The increase in net premiums earned was primarily driven by $143.5 resulting from the consolidation of Talbot effective in the third quarter of 2007 and increased premiums earned at Validus Re which accounted for $59.5 million of the increase.

	Three months ended September 30,
		% of
	2007	Total	2006 (1)	% of Total	% Change
Property	$149,294	50.5%	$65,574	70.9%	127.7%
Marine	75,338	25.5%	16,636	18.0%	352.9%
Specialty	70,894	24.0%	10,288	11.1%	589.1%

Total	$295,526	100.0%	$92,498	100.0%	219.5%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results
Validus Re. Validus Re net premiums earned for the three months ended September 30, 2007 were $152.0 million compared to $92.5 million for the three months ended September 30, 2006, an increase of $59.5 million or 64.3%. The increase in net premiums earned reflects the increased premiums written in the period and the benefit of earning premiums written in 2006. As Validus Re did not write premium prior to January 1, 2006, the three month period ended September 30, 2006 benefited minimally from the earning of premiums written in prior periods. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.

	Three months ended September 30,
		% of
	2007	Total	2006	% of Total	% Change
Property	$116,985	77.0%	$65,574	70.9%	78.4%
Marine	20,375	13.4%	16,636	18.0%	22.5%
Specialty	14,633	9.6%	10,288	11.1%	42.2%

Total	$151,993	100.0%	$92,498	100.0%	64.3%

Talbot. Talbot net premiums earned for the three months ended September 30, 2007 were $143.5 million compared to $127.1 million for the three months ended September 30, 2006, an increase of $16.4 million or 12.9%. Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended September 30, 2007 were $87.3 million compared to $11.6 million for the three months ended September 30, 2006, an increase of $75.7 million or 653.8%. $49.1 million of the increase is attributable to the consolidation of Talbot. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 29.5% and 12.5% for the three months ended September 30, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Three months ended September 30,		Percentage
	2007	2006 (1)	point change
Property	28.0%	13.7%	14.3
Marine	42.3%	6.5%	35.8
Specialty	19.2%	14.9%	4.3

Total	29.5%	12.5%	17.0

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2007:

	Three months ended September 30, 2007
	Validus Re	Talbot	Total
	(Dollars in thousands)
Reserves at period beginning	$137,974	$—	$137,974
Net loss reserves acquired in Talbot purchase	—	588,068	588,068
Incurred losses – current year	41,658	70,062	111,720
Change in prior accident years	(3,527)	(20,930)	(24,457)

Incurred losses	38,131	49,132	87,263
Paid losses	(12,714)	(44,350)	(57,064)
Foreign exchange	—	3,175	3,175

Net reserves at period end	163,391	596,025	759,416
Losses recoverable	50	165,065	165,115

Gross reserves at period end	$163,441	$761,090	$924,531

     The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned. The increase in loss and loss expenses reflects the consolidation of Talbot for the first time in the third quarter of 2007. The relative absence of major catastrophes in 2006 and the first nine months of 2007 has contributed to the overall low level of losses experienced. The Company incurred $20.9 million of losses and loss expenses, in the three months ended September 30, 2007 as a result of flooding in parts of England, which comprised 7.1 loss ratio points. Favorable loss development on prior years totaled $24.5 million and was experienced in all lines of business. Favorable loss development to Validus Re of $3.5 million primarily resulted from better than expected loss experience on the 2006 underwriting year. The $20.9 million favorable loss reserve development in the Talbot segment relates to the 2005 and prior underwriting years. Favorable loss reserve development benefitted the Company third quarter 2007 loss ratio by 8.3 percentage points. There was no prior year loss reserve development — favorable or unfavorable – in the three months ended September 30, 2006, as 2006 was the initial year of operations for the Company.
     The loss ratio in 2007 is not necessarily comparable to the 2006 loss ratio due to the consolidation of Talbot effective July 2, 2007. In general, Talbot has experienced a higher loss ratio than Validus Re in the periods since inception of Validus Re, attributable to the different mix of business written by Validus Re and Talbot. In periods of light natural catastrophe activity, Validus Re can generally be expected to have a lower loss ratio than Talbot.
     At September 30, 2007 and December 31, 2006, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Summary of Critical Accounting Policies and Estimates above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended September 30, 2007.

			Total gross
	Three months ended September 30, 2007		reserve for losses
	Gross case reserves	Gross IBNR	and loss expenses
	(Dollars in thousands)
Property	$152,884	$145,824	$298,708
Marine	242,944	159,520	402,464
Specialty	54,321	169,038	223,359

Total	$450,149	$474,382	$924,531

Validus Re. Validus Re losses and loss expenses for the three months ended September 30, 2007 were $38.1 million compared to $11.6 million for the three months ended September 30, 2006, an increase of $26.6 million or 229.4%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 25.1% and 12.5% for the three months ended September 30, 2007 and 2006, respectively. The July flooding in the UK contributed $10.0 million of loss expense, equal to 6.6 percentage points of loss ratio for the three months ended September 30, 2007. In the three months ended September 30, 2007, Validus Re experienced favorable development of $3.5 million related to the 2006 underwriting year, primarily in its property line. Details of loss ratios by line of business are provided below.

	Three months ended September 30,		Percentage
	2007	2006	point change
Property	23.0%	13.7%	9.3%
Marine	36.0%	6.5%	29.5%
Specialty	26.4%	14.9%	11.5%

Total	25.1%	12.5%	12.6%

     The Company paid losses of $57.1 million for the three months ended September 30, 2007. The loss ratios in the property line increased by 9.3 percentage points primarily as a result of losses from flooding in parts of England partially offset by the low level of catastrophic events in the three months ended September 30, 2007. The loss ratios on the specialty line of business for the three month periods ended September 30, 2006 and 2007 reflect the lack of aerospace loss events in those periods.
Talbot. Talbot losses and loss expenses for the three months ended September 30, 2007 were $49.1 million compared to $39.3 million for the three months ended September 30, 2006, an increase of $9.8 million or 25.0%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 34.2% and 30.9% for the three months ended September 30, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Three months ended September 30,		Percentage
	2007	2006 (1)	point change
Property	46.1%	46.9%	(0.8)
Marine	44.6%	65.3%	(20.7)
Specialty	17.3%	(13.9)%	31.2

Total	34.2%	30.9%	3.3

(1)	Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition
     The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years was experienced in all lines of business and totaled $20.9 million. Favorable loss development primarily resulted from better than expected loss experience on the 2005 and earlier underwriting years and accounted for 14.6 percentage points of benefit to the Talbot’s loss ratio.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended September 30, 2007 were $50.9 million compared to $10.6 million for the three months ended September 30, 2006, an increase of $40.3 million or 378.9%. Policy acquisition costs were higher as a result of $32.8 resulting from the consolidation of Talbot for the first time in the third quarter of 2007 and the higher level of premiums earned.

	Three months ended September 30,
	2007	2006 (1)
Property	$21,503	$8,777
Marine	13,349	515
Specialty	16,093	1,346

Total	$50,945	$10,638

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results
Validus Re. Validus Re policy acquisition costs for the three months ended September 30, 2007 were $18.2 million compared to $10.6 million for the three months ended September 30, 2006, an increase of $7.5 million or 70.7%. Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the three months ended September 30, 2007 compared to the same period in 2006.

Policy acquisition costs as a percent of net premiums earned for the three month periods ended September 30, 2007 and 2006 were 11.9% and 11.5%, respectively.

	Three months ended September 30,
	2007	2006
Property	$14,799	$8,777
Marine	1,306	515
Specialty	2,056	1,346

Total	$18,161	$10,638

Talbot. Talbot policy acquisition costs for the three months ended September 30, 2007 were $32.8 million compared to $28.5 million for the three months ended September 30, 2006, an increase of $4.3 million or 15.0%. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the three months ended September 30, 2007 compared to the same period in 2006. Policy acquisition costs as a percent of net premiums earned were 22.8% and 22.4%, respectively, for the three month periods ended September 30, 2007 and 2006. As acquisition costs are mainly incurred on gross premiums written, a comparison of policy acquisition costs as a percent of gross premiums earned is useful. These were 19.7% and 18.1% respectively for the three month periods ended September 30, 2007 and 2006. The increase is due to a different mix of business written as the new lines introduced in 2007 (accident and health and bloodstock and livestock) have higher brokerage rates than classes that were written in both years. Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
General and Administrative Expenses
     General and administrative expenses for the three months ended September 30, 2007 were $47.9 million compared to $13.6 million for the three months ended September 30, 2006, an increase of $34.3 million or 251.3%. The increase is primarily a result of:
•	expenses of $26.0 million resulting from the consolidation of Talbot for the first time in the third quarter of 2007

•
compensation expense of $2.7 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by Validus This expense is non-cash and has no net effect on shareholders’ equity, as it balanced by an increase in additional paid-in capital. Share compensation expense represented 0.9 percentage points of the loss ratio for the three months ended September 30, 2007.

	Three months ended September 30,
	2007	2006 (1)
Validus Re	$10,808	$7,513
Talbot	25,989	—
Corporate	11,128	6,128

Total	$47,925	$13,641

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
     General and administrative expenses as a percent of net premiums earned for the three month periods ended September 30, 2007 and 2006 were 16.2% and 14.7%, respectively. Share compensation expense of $6.1 million in the three months ended September 30, 2007 represents 2.1 percentage points of the third quarter expense ratio.

Validus Re. Validus Re general and administrative expenses for the three months ended September 30, 2007 were $10.8 million compared to $7.5 million for the three months ended September 30, 2006, an increase of $3.3 million or 43.9%. The increase in expenses reflects an increase in staff to 62 at September 30, 2007 from 34 at September 30, 2006. General and administrative expenses are generally comprised of salaries and benefits, stock compensation expenses, professional fees, rent and office expenses. Stock compensation expenses included in general and administrative expenses for the three months ended September 30, 2007 were $1.3 million compared to $0.5 million for the three months ended September 30, 2006. General and administrative expenses as a percent of net premiums earned for the three month periods ended September 30, 2007 and 2006 were 7.1% and 8.1%, respectively. The decrease in the general and administrative expense ratio reflects the absence in 2007 of certain start up costs incurred in 2006 and the higher level of earned premiums in the three months ended September 30, 2007.
Talbot. Talbot general and administrative expenses for the three months ended September 30, 2007 were $26.0 million compared to $16.8 million for the three months ended September 30, 2006. General and administrative expenses are generally comprised of salaries and benefits (including stock compensation costs), professional fees and rent and office expenses. Expenses in dollar terms have increased as a result of planned increases to personnel and other expenses of $3.0 million, goodwill amortization of $1.0 million and increased expense of $2.6 million resulting from adjustment to Talbot’s policy on deferred acquisition costs to match Validus’ policy. General and administrative expenses as a percent of net premiums earned for the three month periods ended September 30, 2007 and 2006 were 18.1% and 13.2%, respectively. The decrease in the general and administrative expense ratio reflects the increased net premiums earned in 2007.
Corporate. Corporate general and administrative expenses for the three months ended September 30, 2007 were $11.1 million compared to $6.1 million for the three months ended September 30, 2006. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole. For the three months ended September 30, 2007, corporate general and administrative expenses included $2.7 million of amortization expense related to Employee Seller shares issued to Talbot employees as part of the acquisition.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss ratio, acquisition expense ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2007 and 2006.

	Three months ended	Three months ended	Percentage
	September 30, 2007	September 30, 2006	point change
Losses and loss expenses ratio	29.5%	12.5%	17.0%
Policy acquisition cost ratio	17.2%	11.5%	5.7%
General and administrative expense ratio(1)	16.2%	14.7%	1.5%

Expense ratio	33.4%	26.2%	7.2%

Combined ratio	63.0%	38.8%	24.2%

(1)	Includes Corporate general and administrative expense, including share compensation expense for the Talbot employee seller shares..
Validus Re

	Three months ended	Three months ended	Percentage
	September 30, 2007	September 30, 2006	point change
Losses and loss expenses ratio	25.1%	12.5%	12.6%
Policy acquisition cost ratio	11.9%	11.5%	0.4%
General and administrative expense ratio	7.1%	8.1%	(1.0)%

Expense ratio	19.1%	19.6%	(0.5)%

Combined ratio	44.1%	32.1%	12.0%

Talbot

	Three months ended	Three months ended	Percentage
	September 30, 2007	September 30, 2006(1)	point change
Losses and loss expenses ratio	34.2%	30.9%	3.3%
Policy acquisition cost ratio	22.8%	22.4%	0.4%
General and administrative expense ratio	18.1%	13.2%	(1.8)%

Expense ratio	40.9%	35.6%	(1.4)%

Combined ratio	75.2%	66.5%	2.0%

(1)	Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition
Underwriting Income
     Underwriting income for the three months ended September 30, 2007 was $109.4 million compared to $56.6 million for the three months ended September 30, 2006, an increase of $52.8 million or 93.1%.

	Three months ended September 30,
	2007	% of Subtotal	2006	% of Subtotal
Validus Re	$84,893	70.4%	$62,770	100%
Talbot	35,628	29.6%	—	—

Subtotal	120,521	100%	62,770	100%

Corporate	(11,128)		(6,128)

Total	$109,393		56,642

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses), fair value of warrants issued and the Aquiline termination fee.

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Underwriting income	$109,393	$56,642
Net investment income	36,560	16,272
Other income	1,330	—
Finance expenses	(17,886)	(3,453)
Net realized (losses) gains on investments	1,010	(154)
Net unrealized gains (losses) on investments	7,681	—
Foreign exchange gains (losses)	5,818	369
Fair value of warrants issued	(2,893)	—
Aquiline termination fee	(3,000)	—

Net income before taxes	$138,013	$69,676

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
Net Investment Income
     Net investment income for the three months ended September 30, 2007 was $36.6 million compared to $16.3 million for the three months ended September 30, 2006, an increase of $20.3 million or 124.7%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended September 30, 2007 and 2006 is as presented below.

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$24,135	$8,885	171.6%
Cash and cash equivalents	13,252	8,064	64.3%

Total investment income	37,387	16,949	120.6%
Investment expenses	(827)	(677)	22.2%

Net investment income	$36,560	$16,272	124.7%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Accounting and investment management fees earned by BlackRock for the three month periods ended September 30, 2007 and September 30, 2006 were $0.5 million and $0.3 million, respectively. Investment management fees earned by GSAM for the three month periods ended September 30, 2007 and September 30, 2006 were $0.2 million and $0.3 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 5.13% and 5.67% for the three months ended September 30, 2007 and 2006, respectively and the average duration at September 30, 2007 was 1.0 years (December 31, 2006 – 0.9 years).
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
Finance Expenses
     Finance expenses for the three months ended September 30, 2007 were $17.9 million compared to $3.5 million for the three months ended September 30, 2006, an increase of $14.4 million or 418.0%. The higher finance expenses in 2007 were primarily attributable to finance expense of:
•	$4.3 million on the 8.480% Junior Subordinated Deferrable Debentures

•	$1.0 million on unsecured credit facility borrowings of $188.0 million

•	$8.9 million of FAL finance expense resulting from the consolidation of Talbot for the first time in the third quarter of 2007
     On July 2, 2007, the Company borrowed $188.0 million on its unsecured credit facility to finance the purchase of Talbot. On July 31, 2007 the Company used $189.0 million of the net proceeds to fully repay borrowings and to pay accrued interest of $1.0 million under its unsecured credit facility.
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Three months	Three months
	ended September	ended September
	30, 2007	30, 2006
9.069% Junior Subordinated Deferrable Debentures	$3,593	$3,453
8.480% Junior Subordinated Deferrable Debentures	4,294	—
Credit facilities	1,141	—
Talbot FAL facility	—	—
Talbot unsecured facility	76	—
Talbot third party FAL facility	8,782	—

Total	$17,886	$3,453

The FAL finance charges are analyzed by underwriting year as follows.

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2007	2006 (1)
2005 & prior/2004 & prior	$4,744	$7,173
2006/2005	3,223	317
2007/2006	815	1,083

	$8,782	$8,573

(1)	Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
The FAL finance charges respond to the total syndicate profit which was analyzed by underwriting year as follows.

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2007	2006 (1)
2005 & prior/2004 & prior	$31,295	$19,216
2006/2005	9,334	14,063
2007/2006	5,234	18,907

	$45,863	$52,186

(1)	Talbot results for the three months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
Between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable Talbot third party FAL providers. However some of these costs are fixed. Further, the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year.
Fair Value of Warrants Issued
     In July 2007 additional warrants were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12.0% of the fully diluted shares of the Company pursuant to a particular anti-dilution provision of the warrants. Such provision is no longer applicable effective with the completion of the IPO, although the warrants continue to have certain anti-dilution protections in respect of asset distributions, share dividends and common stock dividends, among other events. 256,409 warrants were issued in July 2007 at a recorded expense of $2.9 million.
Net Realized Gains (Losses) on Investments
     Net realized gains (losses) on investments for the three months ended September 30, 2007 were $1.0 million compared to losses of $(0.2) million for the three months ended September 30, 2006. Net realized gains resulted from the sale of fixed maturity investments.
Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the three month period ended September 30, 2007 were $7.7 million compared to $nil million for the three months ended September 30, 2006. The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the three months ended September 30, 2007 and subsequent periods, net unrealized gains on investments will be recorded as a component of net income whereas for the comparable period in 2006, unrealized losses were recorded as a component of comprehensive income and therefore not a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by Validus on July 2, 2007.
Foreign Exchange Gains (Losses)
     Foreign exchange gains for the three month period ended September 30, 2007 were $5.8 million compared to $0.4 million for the three months ended September 30, 2006, an increase of $5.4 million. Foreign exchange gains resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency balances combined with realized losses resulting from the receipt of premium instalments in foreign currencies.

The foreign exchange gains during the three months ended September 30, 2007 and 2006 are primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium instalments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future. The consolidation of Talbot for the first time in the third quarter of 2007 increased foreign exchanges gains by $1.4 million.
Aquiline Termination Fee
     During the three months ended September 30, 2007, the Company made a $3.0 million payment to Aquiline in connection with the termination of our Advisory Agreement with them.

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	Ended
	September 30,	September 30,	September 30,	September
	2007	2006	2007	30, 2006
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$245,271	$116,505	$797,641	$475,284
Reinsurance premiums ceded	(7,906)	(38,892)	(65,644)	(64,051)

Net premiums written	237,365	77,613	731,997	411,233
Change in unearned premiums	58,161	14,885	(191,949)	(209,872)

Net premiums earned	295,526	92,498	540,048	201,361

Losses and loss expenses	87,263	11,577	176,426	67,058
Policy acquisition costs	50,945	10,638	81,000	24,575
General and administrative expenses	41,793	11,736	64,088	25,350
Share compensation expense	6,132	1,905	10,054	5,657

Total underwriting expenses	186,133	35,856	331,568	122,640

Underwriting income (2)	109,393	56,642	208,480	78,721
Net investment income	36,560	16,272	74,799	40,370
Other income	1,330	—	1,330	—
Finance expenses	(17,886)	(3,453)	(26,331)	(5,136)

Operating income before taxes	129,397	69,461	258,278	113,955

Taxes	1,488	—	1,527	—

Operating income after tax	127,909	69,461	256,751	113,955

Fair value of warrants issued	(2,893)	—	(2,893)	(77)
Aquiline termination fee	(3,000)	—	(3,000)	—
Net realized losses on investments	1,010	(154)	823	(894)
Net unrealized losses on investments (3)	7,681	—	3,136	—
Foreign exchange gains	5,818	369	9,210	1,061

Net income after taxes	$136,525	$69,676	$264,027	$114,045

Comprehensive income (loss)
Unrealized losses arising during period (3)	—	7,353	—	190
Foreign currency translation adjustments	(640)	—	(640)	—
Adjustment for reclassification of losses realized in income	—	154	—	894

Comprehensive income (loss)	$135,885	$77,183	$263,387	$115,129

Selected ratios
Net premiums written/Gross premiums written	96.8%	66.6%	91.8%	86.5%
Losses and loss expenses ratio	29.5%	12.5%	32.7%	33.3%

Policy acquisition cost ratio	17.3%	11.5%	15.0%	12.2%
General and administrative expense ratio	16.2%	14.8%	13.7%	15.4%
Expense ratio	33.5%	26.3%	28.7%	27.6%

Combined ratio	63.0%	38.8%	61.4%	60.9%

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006 (1)	2007	2006 (1)
	(Dollars in thousands)		(Dollars in thousands)
VALIDUS RE
Gross premiums written	$102,229	$116,505	$654,599	$475,284
Reinsurance premiums ceded	(7,291)	(38,892)	(65,029)	(64,051)

Net premiums written	94,938	77,613	589,570	411,233
Change in unearned premiums	57,055	14,885	(193,055)	(209,872)

Net premiums earned	151,993	92,498	396,515	201,361

Losses and loss expenses	38,131	11,577	127,294	67,058
Policy acquisition costs	18,161	10,638	48,216	24,575
General and administrative expenses	9,527	6,987	23,553	13,092
Share compensation expense	1,281	526	2,824	1,561

Total underwriting expenses	67,100	29,728	201,887	106,286

Underwriting income (2)	84,893	62,770	194,628	95,075

TALBOT
Gross premiums written	$143,042	$—	$143,042	$—
Reinsurance premiums ceded	(615)	—	(615)	—

Net premiums written	142,427	—	142,427	—
Change in unearned premiums	1,106	—	1,106	—

Net premiums earned	143,533	—	143,533	—
Losses and loss expenses	49,132	—	49,132	—
Policy acquisition costs	32,784	—	32,784	—
General and administrative expenses	25,258	—	25,258	—
Share compensation expense	731	—	731	—

Total underwriting expenses	107,905	—	107,905	—

Underwriting income (2)	35,628	—	35,628	—

CORPORATE
General and administrative expenses	7,008	4,749	15,277	12,258
Share compensation	4,120	1,379	6,499	4,096

Total underwriting income (2)	109,393	56,642	208,480	78,721

(1)	Talbot 2006 results are included in discussion of segment results for comparison purposes only and are not consolidated in Validus results for 2006 periods

(2)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed certain schedules containing underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(3)
The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Validus Re unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000 previously included in the accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and had no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments are accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such, all unrealized gains and losses are included in net income. Upon acquisition by Validus, Talbot adopted FAS 157 and FAS 159. On January 1, 2007 Talbot had unrealized gains and losses on available-for-sale investments of $769,000.

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006
     Net income for the nine months ended September 30, 2007 was $264.0 million compared to $114.0 million for the nine months ended September 30, 2006, an increase of $150.0 million or 131.5%. The primary factors driving the increase were:
•	The consolidation of Talbot for the first time in the third quarter of 2007 increased underwriting income by $35.6 million

•	An increase in Validus Re underwriting income of $99.6 million or 104.7% as a result of an increase of $195.2 million in net premiums earned;

•	An increase in net investment income of $34.4 million or 85.3% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio,

•
Increased realized and unrealized gains on investments of $4.9 million. The majority of this increase is due to the early adoption on FAS 157 and FAS 159 resulting in unrealized gains on investments being recorded in net income rather than comprehensive income, and;

•	An increase in foreign exchange gains of $8.1 million due primarily to the weakening U.S. dollar
The increases above were partially offset by the following factors:
•
Increased finance expenses of $21.2 million, primarily resulting from $4.6 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures, $8.9 million of Talbot FAL finance expense and $0.9 million finance expense on unsecured credit facility borrowings of $188.0 million, and;

•	Fair value of warrants issued expense equals to $2.9 million due to an anti-dilution provision of the warrants arising from the issuance of restricted common shares in to the Talbot acquisition
Gross Premiums Written
     Gross premiums written for the nine months ended September 30, 2007, were $797.6 million compared to $475.3 million for the nine months ended September 30, 2006, an increase of $322.4 million or 67.8%. Gross premiums written were primarily driven by the property line which accounted for $510.6 million of gross premium written. Details of gross premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006 (1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$510,643	64.0%	$329,043	69.2%	55.2%
Marine	173,659	21.8%	97,980	20.6%	77.2%
Specialty	113,339	14.2%	48,261	10.2%	134.8%

Total	$797,641	100.0%	$475,284	100.0%	67.8%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results
     The increase in gross premiums written was primarily driven by $143.0 million resulting from the consolidation of Talbot effective in the third quarter of 2007. The increase from Talbot was further improved by growth of $153.1 million and $20.7 million, respectively, in the Validus Re property and marine lines, discussed further below.
     Validus Re. Validus Re gross premiums written for the nine months ended September 30, 2007, were $654.6 million compared to $475.3 million for the nine months ended September 30, 2006, an increase of $179.3 million or

37.7%. Gross premiums written were primarily driven by the property line which accounted for $482.1 million of gross premium written. Details of gross premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$482,093	73.7%	$329,043	69.2%	46.5%
Marine	118,643	18.1%	97,980	20.6%	21.1%
Specialty	53,863	8.2%	48,261	10.2%	11.6%

Total	$654,599	100.0%	$475,284	100.0%	37.7%

     The increase in gross premiums written was primarily driven by the property and marine lines which accounted for $153.1 million and $20.7 million of the increase, respectively. In the nine months ended September 30, 2007 Validus Re wrote additional U.S. regional and European property premium as compared to the same period in the prior year as a result of being operational for the entire 2006 fiscal year. Validus Re was unable to write the premium in 2006 as much of the business was placed prior to Validus Re’s formation in late 2005. Validus Re also wrote higher premiums in property and marine lines during the first half of the year as a result of continued attractive pricing.
Talbot. In the nine months ended September 30, 2007, Talbot gross premiums written were $544.2 million compared to $476.8 million for the nine months ended September 30, 2006, an increase of $67.4 million or 14.1.%. Gross premiums written were primarily driven by the specialty and marine lines which contributed $413.6 million. Details of gross premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$130,618	24.0%	$137,875	28.9%	(5.3)%
Marine	205,002	37.7%	177,838	37.3%	15.3%
Specialty	208,608	38.3%	161,116	33.8%	29.5%

Total	$544,228	100.0%	$476,829	100.0%	14.1%

(1)	Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
     The increase in gross premiums written was primarily driven by:
•	the energy account which recorded strong growth due to new construction opportunities and increased asset values resulting from the higher oil price; and

•	the addition of two new classes in 2007, accident and health and bloodstock and livestock, which added $20.8 million of gross premiums written.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the nine months ended September 30, 2007 were $65.6 million compared to $64.1million for the nine months ended September 30, 2006, an increase of $1.5 million or 2.5%.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006 (1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$31,380	47.8%	$33,190	51.8%	(5.5)%
Marine	32,169	49.0%	30,861	48.2%	4.2%
Specialty	2,095	3.2%	—	0.0%	NM

Total	$65,644	100.0%	$64,051	100.0%	2.5%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
Validus Re. Validus Re reinsurance premiums ceded for the nine months ended September 30, 2007 were $65.0 million compared to $64.1 million for the nine months ended September 30, 2006, an increase of $0.9 million or 1.4%. Reinsurance premiums are primarily ceded to Petrel Re Limited (“Petrel Re”). During the nine month periods ended September 30, 2007 and 2006, gross premiums written of $53.2 million and $44.5 million, respectively, were ceded to Petrel Re. For the nine months ended September 30 2007, gross premiums written ceded to Petrel Re represents 6.7% and 81.0% of the Company’s total gross premiums written and total premiums ceded, respectively.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$31,396	48.3%	$33,190	51.8%	(5.4)%
Marine	32,208	49.5%	30,861	48.2%	4.4%
Specialty	1,425	2.2%	—	0.0%	NM

Total	$65,029	100.0%	$64,051	100.0%	1.5%

Talbot. Talbot reinsurance premiums ceded for the nine months ended September 30, 2007 were $89.1 million compared to $115.5 million for the nine months ended September 30, 2006, a decrease of $26.4 million or 22.8%. Reinsurance premiums ceded decreased because a number of contracts purchased to protect the property account were not needed in 2007 as the underlying exposure which was protected by these covers had been eliminated. Further, a number of working layer covers were also eliminated. This reduction was offset by the cost of protecting the new accident and health and bloodstock and livestock classes. Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
Net Premiums Written
     Net premiums written for the nine months ended September 30, 2007 were $732.0 million compared to $ 411.2 million for the nine months ended September 30, 2006, an increase of $320.8 million or 78.0%. Details of net premiums written by line of business are provided below:

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006 (1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$479,263	65.5%	$295,853	72.0%	62.0%
Marine	141,490	19.3%	67,119	16.3%	110.8%
Specialty	111,244	15.2%	48,261	11.7%	130.5%

Total	$731,997	100.0%	$411,233	100.0%	78.0%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
     The increase in net premiums written was primarily driven by $142.4 million resulting from the consolidation of Talbot effective in the third quarter of 2007 and the Validus Re property and marine lines which accounted for $174.2 million of the increase, respectively.
Validus Re. Validus Re net premiums written for the nine months ended September 30, 2007 were $589.6 million compared to $411.2 million for the nine months ended September 30, 2006, an increase of $178.4 million or 43.4%. Details of net premiums written by line of business are provided below:

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$450,697	76.4%	$295,853	72.0%	52.3%
Marine	86,435	14.7%	67,119	16.3%	28.8%
Specialty	52,438	8.9%	48,261	11.7%	8.7%

Total	$589,570	100.0%	$411,233	100.0%	43.4%

     The increase in net premiums written was primarily driven by the property and marine lines which accounted for $154.8 million and $19.3 million of the increase, respectively. The increase in property and marine lines reflects the increase in gross premiums written and the continued earning of premiums written in 2006. As 2006 was Validus Re’s first year of operations, the nine month period ended September 30, 2006 did not benefit from the earning of premiums written in prior periods.
     The ratio of net premiums written to gross premiums written was 90.1% and 86.5% for the nine month periods ended September 30, 2007 and 2006. The increase in the ratio is attributable to lower reinsurance premiums ceded in 2007, due to lower amount of premium ceded to Petrel Re.
Talbot. Talbot net premiums written for the nine months ended September 30, 2007 were $455.1 million compared to $361.3 million for the nine months ended September 30, 2006, an increase of $93.8 million or 26.0%. Details of net premiums written by line of business are provided below:

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006 (1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$107,217	23.6%	$113,232	31.3%	(5.3)%
Marine	185,080	40.7%	147,327	40.8%	25.6%
Specialty	162,817	35.7%	100,773	27.9%	61.6%

Total	$455,115	100.0%	$361,332	100.0%	26.0%

(1)	Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
     The increase in the net premium written was driven by increased gross premiums written and reduced reinsurance premiums ceded.
     The ratio of net premiums written to gross premiums written was 83.6% and 75.8% for the nine month periods ended September 30, 2007 and 2006.

Change in Unearned Premiums
     Change in unearned premiums for the nine months ended September 30, 2007 was $191.9 million compared to $209.9 million for the nine months ended September 30, 2006, a decrease of $18.0 million or 8.6%
Validus Re. Validus Re change in unearned premiums for the nine months ended September 30, 2007 was $193.1 million compared to $209.9 million for the nine months ended September 30, 2006, a decrease of $16.8 million or 8.0%. This reflects the higher level of premiums written in the first nine months of 2007 compared to 2006 and the benefit of earning premiums written in 2006, as mentioned above.
Talbot. The Talbot change in unearned premiums for the nine months ended September 30, 2007 was $26.7 million compared to $14.6 million for the nine months ended September 30, 2006, an increase of $12.1 million or 83.1%.

	Nine months ended	Nine months ended
	September 30 2007	September 30, 2006 (1)	% Change
	(Dollars in thousands)
Change in gross unearned premium	$(46,781)	$(38,753)	(20.7)%
Change in prepaid reinsurance premium	20,035	24,143	(17.0)%

Net change in unearned premium	$(26,746)	$(14,610)	(83.1)%

(1)	Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
     As a result, the change in gross unearned premium reflects the higher gross written premium in 2007 relative to 2006 while the change in prepaid reinsurance premiums reflects lower reinsurance ceded in 2007 compared to 2006.
Net Premiums Earned
     Net premiums earned for the nine months ended September 30, 2007 were $540.0 million compared to $201.4 million for the nine months ended September 30, 2006, an increase of $338.6 million or 168.2%. The increase in net premiums earned was primarily driven by $143.5 million resulting from the consolidation of Talbot for the first time in the third quarter of 2007 and increased premiums earned at Validus Re which accounted for $195.2 million of the increase.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
	Earned	Earned (%)	Earned	Earned (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$331,767	61.4%	$139,529	69.3%	137.8%
Marine	110,713	20.5%	39,247	19.5%	182.1%
Specialty	97,568	18.1%	22,586	11.2%	332.0%

Total	$540,048	100.0%	$201,362	100.0%	168.2%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
Validus Re. Validus Re net premiums earned for the nine months ended September 30, 2007 were $396.5 million compared to $201.4 million for the nine months ended September 30, 2006, an increase of $195.1 million or 96.9%. The increase in net premiums earned reflects the increased premiums written in the period and the benefit of earning premiums written in 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
	Earned	Earned (%)	Earned	Earned (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$299,458	75.5%	$139,529	69.3%	114.6%
Marine	55,750	14.1%	39,247	19.5%	42.0%
Specialty	41,307	10.4%	22,586	11.2%	82.9%

Total	$396,515	100.0%	$201,362	100.0%	96.9%

Talbot. Talbot net premiums earned for the nine months ended September 30, 2007 were $428.4 million compared to $346.7 million for the nine months ended September 30, 2006, an increase of $81.7 million or 23.5%. Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
Losses and Loss Expenses
     Losses and loss expenses for the nine months ended September 30, 2007 were $176.4 million compared to $67.1 million for the nine months ended September 30, 2006, an increase of $109.3 million or 163.1%. $49.1 million of the increase is attributable to the consolidation of Talbot. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 32.7% and 33.3% for the nine months ended September 30, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Nine months ended September 30,		Percentage
	2007	2006	point change
Property	32.7%	34.4%	(3.1)%
Marine	39.1%	27.3%	6.2%
Specialty	25.3%	37.2%	(0.9)%

Total	32.7%	33.3%	(1.2)%

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2007:

	Nine months ended September 30, 2007
	Validus Re	Talbot	Total
	(Dollars in thousands)
Reserves at period beginning	$77,363	$—	$77,363
Net loss reserves acquired in Talbot purchase	—	588,068	588,068

Incurred losses — current year	138,021	70,062	208,083
Change in prior accident years	(10,727)	(20,930)	(31,657)

Incurred losses	127,294	49,132	176,426
Paid losses	(41,266)	(44,350)	(85,616)
Foreign exchange	—	3,175	3,175

Net reserves at period end	163,391	596,025	759,416
Losses recoverable	50	165,065	165,115

Gross reserves at period end	$163,441	$761,090	$924,531

     The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned. The increase in loss and loss expenses reflects the consolidation of Talbot for the first time in the third quarter of 2007. The relative absence of major catastrophes in 2006 and the first nine months of 2007 has contributed to the overall low level of losses experienced. Favorable loss development on prior years totaled

$31.7 million and was experienced in all lines of business. Favorable loss development primarily resulted from better than expected loss experience on the 2006 underwriting year at Validus Re and 2005 and prior underwriting years at Talbot and accounted for 5.9 percentage points on the Company’s loss ratio.
     The loss ratio in 2007 is not necessarily comparable to the 2006 loss ratio due to the consolidation of Talbot effective July 2, 2207. In general, Talbot has experienced a higher loss ratio than Validus Re in the periods since inception of Validus Re, attributable to the different mix of business written by Validus Re and Talbot.
     At September 30, 2007 and December 31, 2006, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Summary of Critical Accounting Policies and Estimates above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the nine months ended September 30, 2007.
Validus Re. Validus Re losses and loss expenses for the nine months ended September 30, 2007 were $127.3 million compared to $67.1 million for the nine months ended September 30, 2006, an increase of $60.2 million or 89.8%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 32.1% and 33.3% for the nine months ended September 30, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Nine months ended September 30,		Percentage
	2007	2006	point change
Property	31.3%	34.4%	(3.1)%
Marine	33.5%	27.3%	6.2%
Specialty	36.3%	37.2%	(0.9)%

Total	32.1%	33.3%	(1.2)%

     The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned and reflects the relative absence of catastrophes in 2006 and the first nine months of 2007. For the nine months ended September 30, 2007, the Company has estimated losses of $20.5 million related to windstorm Kyrill and $14.0 million for the Australian windstorms and $20.0 million for flooding in parts of England. The Company paid losses of $85.6 million for the nine months ended September 30, 2007. The loss ratios in property lines declined by 3.1 percentage points as a result of the low level of catastrophic events in the nine months ended September 30, 2007, partially offset by losses from windstorm Kyrill, the Australian windstorms and flooding in parts of England. Loss ratios on other lines reflect the relative absence of significant loss events.
Talbot. Talbot losses and loss expenses for the nine months ended September 30, 2007 were $191.6 million compared to $141.6 million for the nine months ended September 30, 2006, an increase of $50.0 million or 35.3%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 44.7% and 40.9% for the nine months ended September 30, 2007 and 2006 respectively. Details of loss ratios by line of business are provided below.

	Nine months ended September 30,		Percentage
	2007	2006 (1)	point change
Property	46.1%	39.1%	7.0
Marine	53.0%	59.2%	(6.2)
Specialty	35.0%	21.0%	14.0

Total	44.7%	40.9%	3.8

(1)	Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
     The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years was experienced in all lines of business and totaled $20.9 million. Favorable loss development primarily resulted from better than expected loss experience on the 2005 and prior year of account year and accounted for 4.9 percentage points of benefit to Talbot’s loss ratio.

Policy Acquisition Costs
     Policy acquisition costs for the nine months ended September 30, 2007 were $81.0 million compared to $24.6 million for the nine months ended September 30, 2006, an increase of $56.4 million or 229.6%. Policy acquisition costs were higher as a result of $32.8 resulting from the consolidation of Talbot for the first time in the third quarter of 2007 and the higher level of premiums earned.

	Nine months ended September 30,
	2007	2006(1)
Property	$44,953	$18,642
Marine	16,819	3,424
Specialty	19,228	2,509

Total	$81,000	$24,575

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
Validus Re. Validus Re policy acquisition costs for the nine months ended September 30, 2007 were $48.2 million compared to $24.6 million for the nine months ended September 30, 2006, an increase of $23.6 million or 96.2%. Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the nine months ended September 30, 2007 compared to the same period in 2006. Validus Re policy acquisition costs as a percent of net premiums earned were 12.2% and 12.2%, respectively, for the nine month periods ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006
Property	$38,249	$18,642
Marine	4,776	3,424
Specialty	5,191	2,509

Total	$48,216	$24,575

Talbot. Talbot policy acquisition costs for the nine months ended September 30, 2007 were $94.2 million compared to $82.7 million for the nine months ended September 30, 2006, an increase of $11.5 million or 13.9%. Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the nine months ended September 30, 2007 compared to the same period in 2006. Policy acquisition costs as a percent of net premiums earned were 22.0% and 23.9%, respectively, for the nine month periods ended September 30, 2007 and 2006.
As acquisition costs are mainly incurred on gross premiums written, a comparison of policy acquisition costs as a percent of gross premiums earned is useful. These were 18.9% and 18.9% respectively for the nine month periods ended September 30, 2007 and 2006. Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

General and Administrative Expenses
     General and administrative expenses for the nine months ended September 30, 2007 were $74.1 million compared to $31.0 million for the nine months ended September 30, 2006, an increase of $43.1 million or 139.1%. The increase is primarily a result of:
•	expenses of $26.0 million resulting from the consolidation of Talbot for the first time in the third quarter of 2007

•
compensation expense of $2.7 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by Validus. This expense is non-cash and has no net effect on shareholders’ equity, as it balanced by an increase in additional paid-in capital. Share compensation expense represented 1.9 percentage points of the general and administrative expense ratio for the nine months ended September 30, 2007.

	Nine months ended September 30,
	2007	2006
Validus Re	$26,377	$14,653
Talbot	25,989	—
Corporate	21,776	16,354

Total	$74,142	$31,007

          General and administrative expenses as a percent of net premiums earned for the nine month periods ended September 30, 2007 and 2006 were 11.9% and 12.6%, respectively. Share compensation expense of $10.1 million in the 2007 quarter represents 1.9 percentage points of the third quarter expense ratio.
Validus Re. Validus Re general and administrative expenses for the nine months ended September 30, 2007 were $26.4 million compared to $14.7 million for the nine months ended September 30, 2006, a increase of $11.7 million or 79.6%. The increase in expenses reflects an increase in staff to 62 at September 30, 2007 from 34 at September 30, 2006. General and administrative expenses are generally comprised of salaries and benefits, stock compensation expenses, professional fees, rent and office expenses. Stock compensation expenses included in general and administrative expenses for the nine months ended September 30, 2007 were $2.8 million compared to $1.6 million for the nine months ended September 30, 2006. Validus Re general and administrative expenses as a percent of net premiums earned for the nine month periods ended September 30, 2007 and 2006 were 6.6% and 7.3%, respectively. The decrease in the general and administrative expense ratio reflects the absence in 2007 of certain start up costs incurred in 2006 and the higher level of earned premiums in the nine months ended September 30, 2007.
Talbot. Talbot general and administrative expenses for the nine months ended September 30, 2007 were $74.3 million compared to $45.8 million for the nine months ended September 30, 2006, an increase of $28.5 million or 62.2%. General and administrative expenses are generally comprised of salaries and benefits (including stock compensation costs), professional fees and rent and office expenses. Expenses have increased as a result of:
•	planned increases in headcount and associated costs arising from the commencement of the accident & health and bloodstock & livestock accounts and elsewhere;

•
accelerated compensation expense together with associated UK payroll taxes in respect of Talbot shares issued to employees; these options were was fully exercised shortly before the purchase of Talbot by Validus; and

•	amendment of Talbot’s policy resulting in reduced deferral of underwriter and associated expenses.
     Expenses in dollar terms have increased by a greater proportion than the underlying sterling amounts as a result of the decline in the exchange rate of the dollar. General and administrative expenses as a percent of net premiums earned for the nine month periods ended September 30, 2007 and 2006 were 23.4% and 18.5%, respectively. The increase in the general and administrative expense ratio reflects the increased costs incurred in 2007. Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
Corporate. Corporate general and administrative expenses for the nine months ended September 30, 2007 were $21.8 million compared to $16.4 million for the nine months ended September 30, 2006. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole. For the nine months ended September 30, 2007, Corporate general and administrative expenses included $2.7 million of Employee Seller shares issued to Talbot employees as part of the acquisition.
Selected Ratios
     The following table presents the loss ratio, acquisition expense ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2007 and 2006.

	Nine months ended	Nine months ended	Percentage
	September 30, 2007	September 30, 2006	point change
Losses and loss expenses ratio	32.7%	33.3%	(0.6)%
Policy acquisition cost ratio	15.0%	12.2%	2.8%
General and administrative expense ratio(1)	13.7%	15.4%	(1.7)%

Expense ratio	28.7%	27.6%	1.1%

Combined ratio	61.4%	60.9%	0.5%

(1)	Includes Corporate general and administrative expense, including share compensation expense for the Talbot employee seller shares..

	Nine months ended	Nine months ended	Percentage
	September 30, 2007	September 30, 2006	point change
Validus Re
Losses and loss expenses ratio	32.1%	33.3%	(1.2)%
Policy acquisition cost ratio	12.2%	12.2%	0%
General and administrative expense ratio	6.6%	7.3%	(0.7)%

Expense ratio	18.8%	19.5%	(0.8)%

Combined ratio	50.9%	52.8%	(2.0)%

	Nine months ended	Nine months ended	Percentage
	September 30, 2007	September 30, 2006 (1)	point change
Talbot
Losses and loss expenses ratio	34.2%	40.9%	(6.7)%
Policy acquisition cost ratio	22.8%	23.9%	(1.1)%
General and administrative expense ratio	18.1%	13.2%	4.9%

Expense ratio	40.9%	37.1%	3.8%

Combined ratio	75.2%	78.0%	(2.8)%

(1)	Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007date of acquisition.
Underwriting Income
     Underwriting income for the nine months ended September 30, 2007 was $208.5 million compared to $78.7 million for the nine months ended September 30, 2006, an increase of $129.8 million or 164.8%. The table below show underwriting income split by segment.

	Nine months ended September 30,
	2007	% of Total	2006	% of Total
Validus Re	$194,628	93.4%	$95,075	120.8%
Talbot	35,628	17.1%	—
Corporate	(21,776)	(10.5)%	(16,354)	(20.8)%

Total	$208,480	100.0%	78,721	100.0%

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income by the addition or subtraction of net investment income (loss), other income finance expenses, net realized and unrealized gains (losses) on investments, fair value of warrants issued, foreign exchange gains (losses) and the Aquiline termination fee.
     The table below reconciles underwriting income to net income.

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Underwriting income	$208,480	$78,721
Net investment income	74,799	40,370
Other income	1,330	—
Finance expenses	(26,331)	(5,136)
Net realized (losses) gains on investments	823	(894)
Net unrealized gains (losses) on investments	3,136	—
Foreign exchange gains (losses)	9,210	1,061
Fair value of warrants issued	(2,893)	(77)
Aquiline termination fee	(3,000)	—

Net income before taxes	$265,554	$114,045

Net Investment Income
     Net investment income for the nine months ended September 30, 2007 was $74.8 million compared to $40.4 million for the nine months ended September 30, 2006, an increase of $34.4 million or 85.3%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the nine months ended September 30, 2007 and 2006 are presented below.

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$54,655	$27,173	101.1%
Cash and cash equivalents	22,025	14,623	50.5%

Total investment income	76,680	41,796	83.5%
Investment expenses	(1,881)	(1,426)	31.8%

Net investment income	$74,799	$40,370	85.3%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of Validus. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Accounting and investment management fees earned by BlackRock for the nine month periods ended September 30, 2007 and September 30, 2006 were $1.3 million and $0.9 million, respectively. Investment management fees earned by GSAM for the nine month periods ended September 30, 2007 and September 30, 2006 were $0.6 million and $0.6 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated parties.

     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 5.12% and 7.12% for the nine months ended September 30, 2007 and 2006, respectively and the average duration at September 30, 2007 was 1.0 years (December 31, 2006 — 0.9 years).
     Because the Company provides short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, the Company could become liable to pay substantial claims on short notice. Accordingly, the investment portfolio has been structured to preserve capital and provide a high level of liquidity, which means that the large majority of the investment portfolio contains short term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities.
Finance Expenses
     Finance expenses for the nine months ended September 30, 2007 were $(26.3) million compared to $(5.1) million for the nine months ended September 30, 2006, an increase of $(21.2) million or 412.7%. The higher finance expenses in 2007 were primarily attributable to finance expense of:
•	$4.6 million on the 8.480% Junior Subordinated Deferrable Debentures

•	$1.0 million on unsecured credit facility borrowings of $188.0 million

•	$8.9 million of FAL finance expense resulting from the consolidation of Talbot for the first time in the third quarter of 2007
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2006
9.069% Junior Subordinated Deferrable Debentures	$10,774	$4,219
8.480% Junior Subordinated Deferrable Debentures	4,598	—
Credit facilities	2,101	917
Talbot FAL facility	—	—
Talbot unsecured facility	76	—
Talbot third party FAL facility	8,782	—

Total	$26,331	$5,136

The FAL finance charges are analyzed by underwriting year as follows.

	Nine months	Nine months
	ended September	ended September
	30, 2007	30, 2006 (1)
2005 & prior/2004 & prior	$4,945	$15,394
2006/2005	19,504	1,309
2007/2006	1,361	1,624

	$25,810	$18,327

(1)	Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

The FAL finance charges respond to the total syndicate profit which was analyzed by underwriting year as follows.

	Nine months	Nine months
	ended September	ended September
	30, 2007	30, 2006 (1)
2005 & prior/2004 & prior	$46,326	$41,550
2006/5	55,825	48,264
2007/6	1,052	1,627

	$103,203	$91,441

(1)	Talbot results for the nine months ended September 30, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.
Between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable Talbot third party FAL providers. However some of these costs are fixed. Further the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year.
     On July 2, 2007, the Company borrowed $188.0 million on its unsecured credit facility to finance the purchase of Talbot. On July 31, 2007 the Company used $189.00 million of the net proceeds to fully repay borrowings and to pay accrued interest of $1.0 million under its unsecured credit facility.
Fair Value of Warrants Issued
     In July 2007 additional warrants were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12.0% of the fully diluted shares of the Company pursuant to a particular anti-dilution provision of the warrants. Such provision is no longer applicable effective with the completion of the IPO, although the warrants continue to have certain anti-dilution protections in respect of asset distributions, share dividends and common stock dividends, among other events. 256,409 warrants were issued in July 2007 at a recorded expense of $2.9 million.
Net Realized Gains (Losses) on Investments
     Net realized gains on investments for the nine months ended September 30, 2007 were $0.8 million compared to losses of $(0.9) million for the nine months ended September 30, 2006. Net realized gains (losses) resulted from the sale of fixed maturity investments.
Net Unrealized Gains (Losses) on Investments
     Net unrealized losses on investments reflected in net income for the nine month periods ended September 30, 2007 were $3.1 million compared to $nil million for the nine months ended September 30, 2006. The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the nine months ended September 30, 2007 and subsequent periods, net unrealized gains (losses) on investments will be recorded as a component of net income whereas for the comparable period in 2006, unrealized losses were recorded as a component of comprehensive income and therefore not a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by Validus on July 2, 2007.
Foreign Exchange Gains (Losses)
     Foreign exchange gains for the nine month period ended September 30, 2007 were $9.2 million compared to $1.1 million for the nine months ended September 30, 2006, an increase of $8.2 million. Foreign exchange gains resulted from the effect of the fluctuation in foreign currency exchange rates on the translation of foreign currency balances combined with realized losses resulting from the receipt of premium installments in foreign currencies. The foreign exchange gains during the nine months ended September 30, 2007 and 2006 are primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
Aquiline Termination Fee
During the nine months ended September 30, 2007, the Company made a $3.0 million payment to Aquiline in connection with the termination of our Advisory Agreement with them.
Financial Condition and Liquidity
     Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re to the Company. The Company does not currently pay a dividend to shareholders. The Bermuda Companies Act 1981 limits the Company’s ability to pay dividends to shareholders. Any determination to pay future dividends will be at the discretion of the Board of Directors and will be dependent upon results of operations and cash flows, financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors the Board of Directors deems relevant.
Capital Resources
     Shareholders’ equity at September 30, 2007 was $1,789.4 million.
     On July 30, 2007, Validus completed its initial public offering, selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from this Offering were approximately $314.0 million, after deducting the underwriters’ discount and fees. On July 31, 2007, the Company used $189.0 million of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $125.0 million of net proceeds to make a $118.0 million capital contribution to Validus Re to support the future growth of reinsurance operations and to pay certain expenses related to the Talbot acquisition and made a $3.0 million payment to Aquiline in connection with the termination of the Advisory Agreement.
     On August 27, 2007, the company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares. The net proceeds to the Company of $9.4 million were contributed to Validus Re.
     On June 21, 2007, the Company participated in a private placement of $200.0 million of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. On May 15, 2007, we entered into a Share Sale Agreement to acquire all of the outstanding shares of Talbot Holdings Ltd. The proceeds of $200.0 million from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund a portion of the purchase of Talbot Holdings Ltd. Debt issuance costs of $2.0 million were deferred as an asset and are amortized to income over the five year optional redemption period.
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
     The Company’s contractual obligations and commitments as at September 30, 2007 are set out below.

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Reserve for losses and loss expenses(1)	$924,531	$483,760	$313,680	$88,530	$38,561
Junior Subordinated Deferrable Debentures (including interest payments)(2)	481,573	30,563	61,127	389,883	—
Talbot third party FAL Facility (3)	37,024	6,004	31,020	—	—
Operating lease obligations	12,617	2,029	4,759	3,929	1,900

Total	$1,455,745	$522,356	$410,586	$482,342	$40,461

(1)
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

(2)	The 9.069% Junior Subordinated Deferrable Debentures and the 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2036 and June 15, 2037, respectively.

(3)
The obligations to Talbot third party FAL providers are based on the contractual payment terms. Talbot’s practice has been to pay amounts accrued but not contractually due, but this disclosure provides no assurance that this practice may continue.

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
     The following table details the Company’s and Validus Re’s borrowings and credit facilities as at September 30, 2007.

		In use/
	Commitment	outstanding
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200 million unsecured letter of credit facility	200,000	—
$500 million secured letter of credit facility	500,000	84,440
Talbot FAL facility	30,000	30,000
Talbot unsecured facility	7,500	—
Talbot third party FAL facility	174,365	174,365

Total	$1,261,865	$638,805

     On March 14, 2006 (the “effective date”), the Company entered into a 364-day $100,000 revolving credit facility and a three-year $200,000 secured letter of credit facility. The credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.. Associated with each of these bank facilities are various covenants that include, among other things, (i) the requirement under the revolving credit facility that the Company at all times maintain a minimum level of consolidated net worth of at least 65% of consolidated net worth calculated as of the effective date, (ii) the requirement under the letter of credit facility that the Company initially maintain a minimum level of consolidated net worth of at least 65% of the consolidated net worth as calculated as of the effective date, and thereafter to be increased quarterly by an amount equal to 50% of consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares of the Company during such quarter, and (iii) the requirement under each of the facilities that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.30:1.00. The Company was in compliance with the covenants at December 31, 2006 and for the period then ended.
     On March 12, 2007, we entered into a new $200,000 three-year unsecured facility, as subsequently amended, which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for Validus (the full $200,000 of which is available for letters of credit and/or revolving loans), and a new $500,000 five-year secured letter of credit facility, as subsequently amended, which provides for letter of credit availability for Validus Re and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The new credit facilities replaced our existing 364-day $100,000 senior unsecured revolving credit facility and our existing three-year $200,000 senior secured letter of credit facility, which have each been terminated.
     The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). At September 30, 2007 and for the period then ended, we were in compliance with the covenants under our new credit facility. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others.
     On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971 of proceeds from its initial public offering. As of September 30, 2007, we have $84,440 in outstanding letters of credit under our five-year secured letter of credit facility and no amounts outstanding under our three-year unsecured facility.
     On November 25, 2003, Talbot entered into a standby Letter of Credit facility as subsequently amended (the “Talbot Standby LoC Facility”). The Talbot Standby LoC Facility provides for dollar-based letter of credit availability for Talbot and designated subsidiaries for the purpose of providing funds at Lloyd’s. The commitment amount under the Talbot Standby LoC Facility is currently $30,000 and the Talbot Standby LoC Facility is provided by Lloyds TSB Bank plc. The Talbot Standby LoC Facility contains affirmative covenants that include, among other things, (i) the requirement that Talbot maintain a minimum level of consolidated tangible net worth, (ii) the requirement that Talbot maintain at all times a consolidated net borrowings to consolidated tangible net worth ratio not greater than 0.40:1.00, (iii) the requirement that Talbot’s subordinated FAL and (Funds at Lloyd’s which in accordance with the applicable providers agreement, is intended to be drawn in priority to any letters of credit under the Talbot Standby LoC Facility), be at least $150,000, and (iv) a requirement that the forecast losses of the syndicate not exceed 7.5% of the syndicate premium limit in any one open year of account and a requirement that the per scenario estimated net losses not exceed 15% of the syndicate premium limit in any year of account. The Talbot Standby LoC Facility also contains restrictions on Talbot’s ability to incur debt at the parent or subsidiary level, sell assets, incur liens and merge or consolidate with others and make investments or change investment strategy.
     On March 10, 2006, Talbot entered into $25,000 revolving loan facility, as subsequently amended (the “Talbot Revolving Loan Facility“), which provides for dollar or sterling-based revolving credit availability for Talbot. The facility limit for the Talbot Revolving Loan Facility automatically reduced to $7,500 at July 1, 2007. The Talbot Revolving Loan Facility is provided by Lloyds TSB Bank plc. The Talbot Standby LoC Facility contains affirmative covenants that include, among other things the requirement that Talbot maintain a minimum level of consolidated tangible net worth and also contains restrictions on Talbot’s ability to incur debt, incur liens and sell or transfer assets on non-arms length terms.
Regulation
     Validus Re and certain Talbot subsidiaries (the “Bermuda registered companies”) is registered under the Insurance Act 1978 of Bermuda (“the Act”). Under the Act, the Bermuda registered companies is required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires the

Bermuda registered companies to meet minimum solvency requirements. For the three months ended September 30, 2007, the Bermuda registered companies satisfied these requirements.
     Bermuda law limits the maximum amount of annual dividends or distributions payable by Bermuda registered companies to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority. Subject to such laws, the directors of Bermuda registered companies have the unilateral authority to declare or not to declare dividends to the Company. There is no assurance that dividends will be declared or paid in the future.
     Talbot’s underwriting activities are regulated by the U.K. Financial Services Authority (“FSA”). The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents which it regulates including the power to remove their authorisation to manage Lloyd’s syndicates. In addition, Talbot’s managing agent operates under the Lloyd’s “franchise”. Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds as Lloyd’s).
Ratings
     The Company’s ability to underwrite business is dependent upon the quality of claims paying and financial strength ratings as evaluated by independent rating agencies. Validus Re was assigned a rating of “A–” (Excellent) by A.M. Best Company in December 2005 (which was affirmed by A.M. Best on August 29, 2007). Lloyd’s is rated “A” (Excellent) by A.M. Best and “A+’” (Strong by Standard & Poors (“S&P”). Ratings are not an evaluation directed to investors in the Company’s securities or a recommendation to buy, sell or hold the Company’s securities. Ratings may be revised or revoked at the sole discretion of A.M. Best and S & P. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain claims paying and financial strength ratings. Financial information is regularly provided to rating agencies to both maintain and enhance existing ratings. In the event of a downgrade below “A–” (Excellent), the Company believes its ability to write business would be materially adversely affected.
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
     Substantially all of the fixed maturity investments held at September 30, 2007 and were publicly traded. The average duration of the Company’s fixed maturity portfolio was 1.0 years (December 31, 2006 — 0.9 years) and the average rating of the portfolio was AA+ (2006 — AA+), of which $1,336.9 million or 75.5% (2006 — $644.1 million or 76.2%) were rated AAA, at September 30, 2007.
Cash Flows
     During the nine months ended September 30, 2007 and September 30, 2006, the Company generated net cash from operating activities of $408.1 million and $188.7 million respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
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
     As of September 30, 2007 and December 31, 2006, the Company had cash and cash equivalents of $651.4 million and $63.6 million, respectively.
     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be needed within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.
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
     As at September 30, 2007, the Company held $857.8 million, or 28.6.%, of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk. Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed.
     Credit Risk. We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Similar to the rest of the insurance and reinsurance industry, we may be subject to litigation and arbitration in the ordinary course of business.
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
          On August 27, 2007, the company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares. The net proceeds to the Company of $9.4 million were contributed to Validus Re.
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
          We used approximately $189.0 million of the net proceeds of the Offering to repay borrowings and to pay accrued interest under our unsecured credit facility. The credit facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. We used the remainder of the net proceeds to make a capital contribution to Validus Reinsurance, Ltd. to support future growth of our reinsurance operations and to pay certain expenses related to the acquisition of Talbot Holdings, Ltd., and made a payment to Aquiline Capital Partners LLC in connection with the termination of our Advisory Agreement with them.

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
ITEM 5. OTHER INFORMATION
          Rule 14-8 under the Securities Exchange Act of 1934, as amended, requires that a shareholder intending to submit a proposal to be included in a company’s proxy statement to be considered at a company’s annual meeting notify the company of such proposal not less than 120 calendar days before the date of the proxy statement that the company released to shareholders the previous year or, if the company did not hold an annual meeting the previous year, a reasonable time before the company begins to print and mail the proxy statement for the current year’s annual meeting. We did not have an annual meeting in 2007. Accordingly, to be included in the Company’s Proxy Statement for the 2008 Annual General Meeting, shareholder proposals should be received by the Company on or before December 31, 2007, which is approximately 90 calendar days before the anticipated date of the Company’s proxy statement for the 2008 Annual General Meeting. Shareholders interested in submitting a proposal for consideration at our 2008 Annual General Meeting must do so by sending such proposal to our General Counsel at Validus Holdings, Ltd., 19 Par-La-Ville Road, Hamilton HM11 Bermuda.
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

VALIDUS HOLDINGS, LTD. (Registrant)
Date: November 14, 2007	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: November 14, 2007	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President