Form 10-K
period 2007-12-31
VALIDUS HOLDINGS LTD
filed 2008-03-06
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33606

VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0501001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Par-La-Ville Road, Hamilton, Bermuda HM 11
(Address of principal executive offices and zip code)

(441) 278-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Shares, $0.175 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 6, 2008, there were 74,205,749 outstanding Common Shares, $0.175 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2007.

Validus Holdings, Ltd.

2007 Form 10-K Annual Report

i

PART I

All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 1.	Business

Overview

Validus Holdings, Ltd. (the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. Our initial investor, which we refer to as our founding investor, is Aquiline Capital Partners LLC, a private equity firm dedicated to investing in financial services companies. Other sponsoring investors include private equity funds managed by Goldman Sachs Capital Partners, Vestar Capital Partners, New Mountain Capital and Merrill Lynch Global Private Equity. The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. (“Validus Re”) and Talbot Holdings Ltd. (“Talbot”). The Company, through its subsidiaries, provides reinsurance coverage in the Property, Marine and Specialty lines markets, effective January 1, 2006, and insurance coverage in the same markets effective July 2, 2007.

We seek to establish ourselves as a leader in the global insurance and reinsurance markets. Our principal operating objective is to use our capital efficiently by underwriting primarily short-tail insurance and reinsurance contracts with superior risk and return characteristics. Our primary underwriting objective is to construct a portfolio of short-tail insurance and reinsurance contracts which maximize our return on equity subject to prudent risk constraints on the amount of capital we expose to any single extreme event. We manage our risks through a variety of means, including contract terms, portfolio selection, diversification criteria, including geographic diversification criteria, and proprietary and commercially available third-party vendor models. We have assembled a senior management team with substantial industry expertise and longstanding industry relationships. We are well positioned to take advantage of current market conditions; we have also built our operations so that we may effectively take advantage of future market conditions as they develop.

Since our formation in 2005, we have been able to achieve substantial success in the development of our business. Selected examples of our accomplishments are as follows:

•	Assembling an executive management team with an average of 20 years of industry experience and senior expertise spanning multiple aspects of the global insurance and reinsurance business.

•	Building a risk analytics staff comprised of 24 individuals, many of whom have advanced technical degrees, including five PhDs and six Masters degrees in related fields.

•	Developing Validus Capital Allocation and Pricing System (“VCAPS”), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks.

•	Raising approximately $1.0 billion of initial equity capital in December 2005.

•	Entering the global reinsurance market in January 2006 and underwriting $217.4 million in gross premiums written in the January 1 renewal season.

•	Entering into a “sidecar” collateralized quota share retrocession relationship with Petrel Re Limited in May 2006.

•	Augmenting our equity through the placement of $150.0 million of Junior Subordinated Deferrable Debentures in June 2006.

•	Underwriting $362.0 million in gross premiums written for the January 1, 2007 renewal season, representing an increase of $144.6 million or 66.5% over the comparable period for 2006.

•	Issuing an additional $200.0 million in aggregate principal amount of junior subordinated deferrable debentures due 2037 in June 2007.

•	Acquiring all of the outstanding shares of Talbot Holdings Ltd. on July 2, 2007.

•	Completing an initial public offering (“IPO”) on July 30, 2007.

The Company sold 15,244,888 common shares at a price of $22.00 per share in the IPO and the net proceeds to the Company from the IPO were approximately $310,730,522 after deducting the underwriters’ discount and fees. On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares; the net proceeds to the Company were approximately $9,349,884 and total IPO proceeds inclusive of the underwriters’ option to purchase additional common shares were $320,080,406.

Our Operating Subsidiaries

The following chart shows how our Company and its operating subsidiaries are organized.

Our Segments

Validus Re:  Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Validus Re concentrates on first-party risks, which are property risks and other reinsurance lines commonly referred to as short-tail in nature due to the brief period between the occurrence and payment of a claim.

Validus Re was registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the “Insurance Act”) in November 2005. It commenced operations with approximately $1.0 billion of equity capital and a balance sheet unencumbered by any historical losses relating to the 2005 hurricane season, the events of September 11, 2001, asbestos or other legacy exposures affecting our industry.

Validus Re entered the global reinsurance market in 2006 during a period of imbalance between the supply of underwriting capacity available for reinsurance on catastrophe-exposed property, marine and energy risks and demand for such reinsurance coverage. Our business strategy was responsive to these capacity needs and as of January 1, 2006 a significant portion of our current underwriting and analytical staff was in place, including six underwriters and four catastrophe modelers and risk analytic experts. As a consequence, we believe Validus Re developed an industry reputation for thorough and timely quotes for difficult technical risks. A significant volume of property catastrophe business is written in the January 1 renewal period and we believe the combination of our available capacity, staffing levels and management leadership permitted Validus Re to underwrite an attractive portfolio of catastrophe-exposed risks at January 1, 2006. Our gross premiums written for the three months ended March 31, 2006 were $248.2 million, of which $217.4 million was underwritten at January 1. In the January 1, 2007 renewal period we believe we were able to capitalize on our established relationships and to further expand our business. In total for the January 1, 2007 renewal season, we underwrote $362.0 million in gross premiums written, representing an increase of $144.6 million or 66.5% over the January 1, 2006 renewal period.

The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
		Gross		Gross
	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written
Line of Business	Written	(%)	Written	(%)
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$498,375	71.0%	$370,958	68.6%
Marine	136,710	19.5%	104,584	19.3%
Specialty	67,013	9.5%	65,247	12.1%

Total	$702,098	100.0%	$540,789	100.0%

Property:  Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.

Property catastrophe:  Property catastrophe provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2007 were $352.0 million

Property per risk:  Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property risk coverages are generally written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2007 were $47.6 million

Property pro rata:  Property pro rata contracts require that the reinsurer share the premiums as well as the losses and expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2007 were $98.8 million

Marine:  Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis, and to a lesser extent, on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2007 were $136.7 million.

Specialty:  Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health and workers’ compensation catastrophe. The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2007 were $67.0 million.

Talbot:  On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s of London (“Lloyd’s”) insurance market through Syndicate 1183. The acquisition of Talbot provides us with significant benefits in terms of product line and geographic diversification as well as offering us broader access to underwriting expertise. Similar to Validus Re, Talbot writes primarily short-tail lines of business but, as a complement to Validus Re, focuses mostly on insurance, as opposed to reinsurance, risks and on specialty lines where Validus Re currently has limited or no presence (e.g. war, financial institutions, contingency, bloodstock and livestock, accident and health). In addition, Talbot provides us with access to the Lloyd’s marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States, which risks generally do not aggregate with Validus Re’s. Talbot’s highly experienced team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding our short-tail insurance and reinsurance franchise.

The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended
	December 31, 2007(1)		December 31, 2006(1)
		Gross		Gross
	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written
Line of Business	Written	(%)	Written	(%)
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$151,245	22.0%	$159,374	24.6%
Marine	264,008	38.4%	244,535	37.7%
Specialty	272,472	39.6%	244,743	37.7%

Total	$687,725	100.0%	$648,652	100.0%

(1)	Talbot was acquired on July 2, 2007. Talbot’s gross premium written for the full years ended December 31, 2007 and 2006 has been presented above for informational purposes only and is not included within the consolidated results.

Property:  The main sub-classes within property are international and North American direct and facultative contracts, lineslips and binding authorities together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance though there is a modest personal lines component. The business is short-tail with reinsurance risks substantially earned within 12 months, direct and facultative risks substantially earned after 18 months and lineslips and binding authorities earned within 24 months of the expiry of the contract. Gross premiums written on property business during the year ended December 31, 2007 were $151.2 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $49.2 million.

Marine:  The main types of business within marine are hull, cargo, energy, marine and energy liabilities and yachts and marinas. Hull consists primarily of ocean going vessels and cargo covers worldwide risks. Energy covers a variety of oil and gas industry risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sector. Yacht and marina policies are primarily written through Underwriting Risk Services, an underwriting agency that is a subsidiary of Talbot. Each of the sub-classes within marine have a different profile of contracts written — some, such as energy, derive up to 50% of their business through writing facultative contracts while others, such as cargo, only derive 15% of their business from this method. Each of the sub-classes also has a different geographical risk allocation. Most business written is short-tail which helps to establish confidence over profitability levels quickly; the marine and energy liability account, which makes up $35.6 million of the $264.0 million of gross premiums written during the year ended December 31, 2007, is the primary long-tail class in this line. The business written is mainly on a direct and facultative basis with a small element written on a reinsurance basis either as excess of loss reinsurance or proportional reinsurance. Gross premiums written on marine business during the year ended December 31, 2007 were $264.0 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $114.0 million.

Specialty:  This class consists of war (which comprises marine & aviation war, political risks and political violence), financial institutions, contingency, bloodstock and livestock, accident and health, and aviation and other treaty. With the exception of aviation and other treaty, most of the business written under the specialty accounts is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on specialty business during the year ended December 31, 2007 were $272.5 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $123.3 million.

War.  The marine & aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product temper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond, particularly with construction risks. The attritional losses on the account are traditionally low but the account can be affected by large individual losses. Talbot is a leader in the war and political violence classes. Gross premiums written for war business during the year ended December 31, 2007 were $128.9 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $59.8 million.

Financial Institutions.  Talbot’s financial institutions team predominantly underwrites bankers blanket bond, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. Bankers blanket bond insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of these institutions. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming to have suffered a loss as a result of advice received. Directors’ and officers’ insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by the director or officer. Gross premiums written in financial institutions for the year ended December 31, 2007 was $43.8 million, comprised of:

	Year Ended December 31, 2007(1)
	Gross Premiums	Gross Premiums
	Written	Written (%)
	(Dollars in thousands)

Bankers blanket bond	$27,180	62.1%
Professional indemnity	14,810	33.8%
Directors’ and Officers’	1,447	3.3%
Other	366	0.8%

Total	$43,803	100.0%

(1)	Talbot was acquired on July 2, 2007. Talbot’s gross premium written for the full year ended December 31, 2007 has been presented above for informational purposes only and is not included within the consolidated results.

The risks covered in financial institutions are primarily fraud related and are principally written on an excess of loss basis. Talbot’s financial institutions account is concentrated on non-U.S. based clients, with 42.2% of gross premium written in 2007 generated in Europe, 11.6% from the U.S and 46.2% from other geographical regions. In addition, Talbot seeks to write regional accounts rather than global financial institutions with exposure in multiple jurisdictions and has only limited participation in exposures to publicly listed U.S. companies. The underwriters actively avoid writing U.S. directors’ and officers’ risks. The Company has identified no liability exposure to any U.S. domiciled financial institution that has announced a write down related to the current credit crisis. As of December 31, 2007, the Company had gross reserves related to the Financial Institutions business of $96.3 million, comprised of $71.6 million (74.4%) of IBNR and $24.7 million (25.6%) of case reserves.

Contingency.  The main types of covers written under the contingency account are event cancellation and non-appearance business. Gross premiums written for contingency business during the year ended December 31, 2007 were $24.7 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $12.3 million.

Bloodstock and Livestock.  The bloodstock and livestock account mainly insures bloodstock, livestock, agricultural, zoological, private and commercial risks. Gross premiums written for bloodstock and livestock business during the year ended December 31, 2007 were $15.6 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $9.7 million.

Accident and Health.  The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written for accident and health business during the year ended December 31, 2007 were $14.2 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $8.7 million.

Aviation and Other Treaty.  The aviation account insures major airlines, general aviation, aviation hull war and satellites. The coverage is mainly excess of loss treaty with medium to high attachment points. The other treaty account is mainly marine treaty and other excess of loss treaty covers. Gross premiums written for aviation and other treaty business during the year ended December 31, 2007 were $45.3 million. Gross premiums written and consolidated by the Company subsequent to the July 2, 2007 acquisition of Talbot were $11.8 million.

Underwriting and Risk Management

We underwrite and manage risk through superior risk selection and analysis. Through a detailed examination of contract terms, diversification criteria, contract experience and exposure, we believe we will consistently outperform our peers. While the experience of an individual underwriter is critical, we strive to provide our underwriters with technically sound and objective information. We believe a strong working relationship between the underwriting, catastrophe modeling and actuarial disciplines is critical to long-term success and solid decision-making.

A principal focus of the Company is to develop and apply sophisticated computer models and other analytical tools to assess the risks and aggregation of the risks that we underwrite and to optimize our portfolio of contracts. In particular, we devote a substantial amount of our efforts to the optimization of our catastrophe risk profile. As compared against relying solely on Probable Maximum Loss (“PML”) data, which calculates the maximum amount of loss expected from a contract measured over various return periods or measured probabilistically, our approach to risk control imposes a limit on our net maximum potential loss for any single event in any one risk zone, which reduces the risks inherent in probabilistic modeling. Further, we recognize that the reliability and credibility of the models is contingent upon the accuracy, reliability and quality of the data that is used in modeling efforts.

Underwriting

All of the Company’s underwriters are subject to a set of underwriting guidelines that are established by the Chief Underwriting Officer at Validus Re and the Chief Executive Officer at Talbot and are subject to review and approval by the Underwriting Committee of our Board of Directors. They are also issued letters of authority that more specifically address the limits of their underwriting authority and their referral criteria. The Company’s current underwriting guidelines and letters of authority include:

•	lines of business that a particular underwriter is authorized to write;

•	exposure limits by line of business;

•	contractual exposures and limits requiring mandatory referrals to the Chief Underwriting Officer at Validus Re and the Chief Executive Officer at Talbot;

•	level of analysis to be performed by lines of business; and

•	minimum data requirements and data standards that maximize data integrity for purposes of modeling.

In general, our underwriting approach is to:

•	seek high quality clients who have demonstrated superior performance over an extended period;

•	evaluate our clients’ exposures and make adjustments where their exposure is not adequately reflected;

•	apply the comprehensive knowledge and experience of our entire underwriting team to make progressive and cohesive decisions about the business they underwrite;

•	employ our well-founded and carefully maintained market contacts within the group to enhance our robust distribution capabilities;

•	price submissions using the best available analytical tools available on either a proprietary or vendor model basis;

•	rank and select treaty reinsurance submissions using VCAPS in order to optimize our portfolio; and

•	refer submissions to the Chief Underwriting Officer at Validus Re, the Chief Executive Officer at Talbot, Chief Executive Officer and the Underwriting Committee of our Board of Directors according to our underwriting guidelines.

The underwriting guidelines are subject to waiver or change by the Chief Underwriting Officer at Validus Re or the Chief Executive Officer at Talbot subject to their authority as overseen by the Underwriting Committee.

Our underwriters have the responsibility to analyze all submissions and determine if the related potential exposures meet with both the Company’s risk profile and aggregate limitations. In order to ensure compliance, we run underwriting reports and conduct peer reviews. Further, our treaty reinsurance operation has the authority limits of individual underwriters built into VCAPS while Talbot maintains separate compliance procedures to ensure that the appropriate policies and guidelines are followed.

Validus Re:  We have established a referral process whereby business exceeding set exposure or premium limits is referred to the Chief Underwriting Officer for review. As the reviewer of such potential business, the Chief Underwriting Officer has the ability to determine if the business meets the Company’s overall desired risk profile. The Chief Underwriting Officer has defined underwriting authority for each underwriter, and risks outside of this authority must be referred to the Chief Underwriting Officer. The Underwriting Committee reviews business that is outside the authority of the Chief Underwriting Officer.

Talbot:  Our risk review and control processes have been designed to ensure that all written risks comply with underwriting and risk control strategies. The various types of review are sequential in timing and emphasize the application of an appropriate level of scrutiny. A workflow system automates the referral of risks to relevant reviewers. These reviews are monitored and reports prepared on a regular basis.

Collectively, the various peer review procedures serve numerous objectives, including:

•	Validating that underwriting decisions are in accordance with risk appetite, authorities, agreed business plans and standards for type, quality and profitability of risk.

•	Providing an experienced and suitably qualified second review of individual risks, at times including independent third party review.

•	Ensuring that risks identified as higher risks undergo the highest level of technical underwriting review.

•	Elevating technical underwriting queries and/or need for remedial actions on a timely basis

•	Improving database accuracy and coding for subsequent management reporting

The principal elements of the underwriting review process are as follows:

Underwriter Review:  The underwriter must evidence data entry review by confirming review and agreement on the workflow system within a specified number of working days of entry being completed by contracted third party.

Peer Review:  Risks are peer reviewed by a peer review underwriter within a specified number of working days of data entry being completed. There is an agreed matrix of peer review underwriters who are authorized to peer review. Endorsements that increases exposure and are scanned into the workflow system also are subject to the current peer review procedures.

Class of business review:  Risks written into a class by an underwriter other than the nominated class underwriter generally are forwarded to and reviewed by the nominated class underwriter.

Exceptions review:  Risks that exceed a set of pre-determined criteria will also be referred to the Active Underwriter, the Underwriting Risk Officer or Underwriting Operations Officer for review. Such risks are discussed by the underwriters at regular underwriting meetings in the presence of at least one of the above. In certain circumstances, some risks may be referred to the Insurance Management Committee or the Talbot Underwriting Ltd (“TUL”) Board for final approval. These reviews also commonly include reports of risks renewed where there has been a large loss ratio in the recent past.

Insurance Management Committee:  At its regular meetings, the Committee reviews a range of key performance indicators including: premium income written versus plan; movements in syndicate cash and investments; and aggregate exposures in the direct property account. The Committee also reviews claim movements over a financial threshold.

Expert Review Sub-committee (“ERC”):  The ERC is a committee that meets regularly to review the underwriting activities of syndicate 1183 and other related activities to provide assurance that the underwriting risks assumed are within the parameters of the business plan. This is achieved with the help of four expert reviewers who report their findings to the ERC. The expert reviewers obtain and review a sample of risks underwritten in each class and report their findings to regular meetings of the ERC. Findings range from general comments on approach and processes to specific points in respect of individual risks.

The expert reviewers obtain and review a sample of risks underwritten in each class and report their findings to the quarterly meetings of the ERC. Findings range from general comments on approach and processes to specific points in respect of individual risks.

Risk Management

A pivotal factor in determining whether to found and fund the Company was the opportunity for differentiation based upon superior risk management expertise; specifically, managing catastrophe risk and optimizing our portfolio to generate attractive returns on capital while controlling our exposure to risk, and assembling a management team with the experience and expertise to do so. The Company’s proprietary models are current with emerging scientific trends. This has enabled the Company to gain a competitive advantage over those reinsurers who rely exclusively on commercial models for pricing and portfolio management. The Company has made a significant investment in expertise in the risk modeling area to capitalize on this opportunity. The Company has assembled an experienced group of professional experts who operate in an environment designed to allow them to use their expertise as a competitive advantage. While the Company uses both proprietary and commercial probabilistic models, risk is ultimately subject to absolute aggregate limitations based on risk levels determined by the Underwriting Committee of our Board of Directors.

Vendor Models:  The Company has global licenses for all three major vendor models (RMS, AIR and EQECAT) to assess the adequacy of risk pricing and to monitor our overall exposure to risk in correlated geographic zones. The Company models property exposures that could potentially lead to an over-aggregation of property risks (i.e., catastrophe-exposed business) using the vendor models. The vendor models enable us to aggregate exposures by correlated event loss scenarios, which are probability-weighted. This enables the generation of exceedance probability curves for the portfolio and major geographic areas. Once exposures are modeled using one of the vendor models, the two other models are used as a reasonability check and validation of the loss scenarios developed and reported by the first. The underwriters generally compare the modeled outputs from all three models and apply their underwriting judgment to determine the most reliable modeled loss scenarios.

The three commercial models each have unique strengths and weaknesses. It is necessary to impose changes to frequency and severity ahead of changes made by the model vendors.

The Company’s view of market practice revealed a number of areas where quantitative expertise can be used to improve the reliability of the vendor model outputs:

•	Ceding companies may often report insufficient data and many reinsurers may not be sufficiently critical in their analysis of this data. The Company generally scrutinizes data for anomalies that may indicate insufficient data quality. These circumstances are addressed by either declining the program or, if the variances are manageable, by modifying the model output and pricing to reflect insufficient data quality.

•	Prior to making overall adjustments for changes in climate variables, other variables are adjusted (for example, demand surge, storm surge, and secondary uncertainty).

•	Pricing individual contracts frequently requires further adjustments to the three vendor models. Examples include bias in damage curves for commercial structures and occupancies and frequency of specific perils.

In addition, many risks, such as second-event covers, aggregate excess of loss, or attritional loss components cannot be fully evaluated using the vendor models. In order to better evaluate and price these risks, the Company has developed proprietary analytical tools, such as VCAPS and other models and data sets.

Proprietary Models:  In addition to making frequency and severity adjustments to the vendor model outputs, the Company has implemented proprietary pricing and risk management tool, VCAPS, to assist in pricing submissions and monitoring risk aggregation.

To supplement the analysis performed using vendor models VCAPS uses the gross loss output of catastrophe models to generate 100,000-year simulation set (vs. 10,000-year with certain vendor models), which is used for both pricing and risk management. This approach allows more precise measurement and pricing of exposures. The two primary benefits of this approach are:

•	VCAPS takes into account annual limits, event/franchise/annual aggregate deductibles, and reinstatement premiums. This allows for more accurate evaluation of treaties with a broad range of features, including both common (reinstatement premium and annual limits) and complex features (second or third event coverage, aggregate excess of loss, attritional loss components covers with varying attachment across different geographical zones or lines of businesses and covers with complicated structures).

•	VCAPS use of 100,000-year simulation enables robust pricing of catastrophe-exposed business. This is possible in real-time operation because the Company has designed a computing hardware platform and software environment to accommodate the significant computing needs.

In addition to VCAPS the Company uses other proprietary models and other data in evaluating exposures. The Company cannot assure that the models and assumptions used by the software will accurately predict losses. Further, the Company cannot assure that the software is free of defects in the modeling logic or in the software code. In addition, the Company has not sought copyright or other legal protection for VCAPS.

Program Limits:  Overall exposure to risk is controlled by limiting the amount of reinsurance underwritten in a particular program or contract. This helps to diversify within and across risk zones. The Underwriting Committee sets these limits, which may be exceeded only with its approval.

Geographic Diversification:  The Company actively manages our aggregate exposures by geographic or risk zone (“zones”) to maintain a balanced and diverse portfolio of underlying risks. The coverage the Company is willing to provide for any risk located in a particular zone is limited to a predetermined level, thus limiting the net aggregate loss exposure from all contracts covering risks believed to be located in any zone. Contracts that have “worldwide” territorial limits have exposures in several geographic zones. Generally, if a proposed reinsurance program would cause the limit to be exceeded, the program would be declined, regardless of its desirability, unless the Company buys retrocessional coverage, thereby reducing the net aggregate exposure to the maximum limit permitted or less.

	Year Ended December 31, 2007
	Gross Premiums Written
	Validus Re	Talbot(1)	Total(1)%

United States	$342,502	$69,813	$412,315	29.8%
Worldwide excluding United States(2)	22,794	216,511	239,305	17.2%
Europe	44,266	64,490	108,756	7.8%
Latin America and Caribbean	7,218	30,900	38,118	2.7%
Japan	8,252	4,599	12,851	0.9%
Canada	—	8,351	8,351	0.6%

Sub-total, non United States	82,530	324,851	407,381	29.2%
Worldwide including United States(2)	103,997	60,204	164,201	11.8%
Marine and Aerospace(3)	173,069	232,857	405,926	29.2%

Total	$702,098	$687,725	$1,389,823	100.0%

(1)	Talbot was acquired on July 2, 2007. Talbot’s gross premium written for the full year ended December 31, 2007 has been presented above for informational purposes only and is not included within the consolidated results.

(2)	Represents risks in two or more geographic zones.

(3)	Not classified by geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on the Company’s ability to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone’s limits. Further diversification is achieved through guidelines covering the types and amounts of business written in product classes and lines within a class.

Validus Re Ceded Reinsurance:  Validus Re monitors the opportunity to purchase retrocessional coverage based on pricing and other market conditions. This coverage may be purchased on an indemnity basis as well as on an industry basis (i.e., industry loss warranties). Validus Re also considers alternative retrocessional structures, including capital markets products, if the structures offer effective income statement or balance sheet protection.

When Validus Re buys retrocessional coverage on an indemnity basis, payment is for an agreed upon portion of the losses actually suffered. In contrast, when Validus Re buys an industry loss warranty cover, which is a reinsurance contract in which the payout is dependent on both the insured loss of the policy purchaser and the measure of the industry-wide loss, payment is made only if both Validus Re and the industry suffer a loss, as reported by one of a number of independent agencies, in excess of specified threshold amounts. With an industry loss warranty, Validus Re bears the risk of suffering a loss while receiving no payment because the industry loss was less than the specified threshold amount.

Validus Re may use capital markets instruments for risk management in the future (e.g., catastrophe bonds, further sidecar facilities and other forms of risk securitization) where the pricing and terms are attractive.

Talbot Ceded Reinsurance:  Talbot enters into reinsurance agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks and enable it to underwrite policies with higher limits. The ceding of the insurance does not legally discharge Talbot from its primary liability for the full amount of the policies, and

Talbot is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.

The following describes the Talbot group’s process in the purchase and authorization of excess of loss policies only. It does not cover the purchase of quota share and facultative business because these premiums are not significant.

In September before the start of the covered period, the currently active reinsurance program (i.e. the reinsurance currently in use) is reviewed by the Chief Executive Officer of Talbot and modified to create a first draft of the reinsurance program that will incept during the following year (predominantly on the January renewals).

The review and modification is based upon the following:

•	budgeted underwriting for the coming year;

•	loss experience from prior years;

•	loss information from the coming year’s individual capital assessment calculations;

•	changes to risk limits and aggregation limits either expected or enforced and any other changes to Talbot’s risk tolerance;

•	scenario planning;

•	changes to capital requirements; and,

•	Realistic Disaster Scenarios (“RDSs”) prescribed by Lloyd’s.

The main type of reinsurance purchased is losses occurring; however, for a few lines of business, where the timing of the loss event is less easily verified or where such cover is available, risk attaching policies are purchased.

The proposed reinsurance program is discussed and amended by the Insurance Management Committee, and the TUL board; they together define at least the type, quantity and cost of cover.

Once this has occurred, the reinsurance program is bought in the months running up until the beginning of the covered period. All reinsurance contracts arranged are reviewed by the relevant underwriters to ensure that the cover provided is adequate and authorized before being ordered.

Distribution

Business is derived primarily through insurance and reinsurance intermediaries (“brokers”), who access business from clients and coverholders. We are able to attract business through our recognized lead capability in each class we underwrite, particularly in classes where such lead ability is rare.

Currently, our largest broker relationships, as measured by gross premiums written, are with Marsh & McLennan Companies, Inc./Guy Carpenter & Co., Willis Group Holdings Ltd., Aon Corporation and Benfield Group Ltd. The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2007
	Gross Premiums Written
Name of Broker	Validus Re	Talbot(1)	Total(1)%

Marsh Inc./Guy Carpenter & Co.	$272,569	$100,613	$373,182	26.9%
Willis Group Holdings Ltd.	135,406	83,414	218,820	15.7%
Aon Corporation	120,840	89,423	210,263	15.1%
Benfield Group Ltd.	96,391	32,693	129,084	9.3%

Sub-total	625,206	306,143	931,349	67.0%
All Others	76,892	381,582	458,474	33.0%

Total	$702,098	$687,725	$1,389,823	100.0%

(1)	Talbot was acquired on July 2, 2007. Talbot’s gross premium written for the full year ended December 31, 2007 has been presented above for informational purposes only and is not included within the consolidated results.

Reserve for losses and loss expenses

For insurance and reinsurance companies, the most significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims. The Company’s acquisition of Talbot substantially increased carried reserves effective in the third quarter of 2007.

The following tables show certain information with respect to the Company’s reserves:

	At December 31, 2007
			Total Gross
			Reserve for
	Gross Case	Gross	Losses and Loss
	Reserves	IBNR	Expenses
	(Dollars in thousands)

Property	$162,122	$137,388	$299,510
Marine	236,703	168,490	405,193
Specialty	64,546	156,868	221,414

Total	$463,371	$462,746	$926,117

	At December 31, 2007
			Total Net
			Reserve for
	Net Case	Net	Losses and Loss
	Reserves	IBNR	Expenses
	(Dollars in thousands)

Property	$148,838	$135,232	$284,070
Marine	155,161	150,180	305,341
Specialty	59,596	142,706	202,302

Total	$363,595	$428,118	$791,713

Validus Re:  Validus Re’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims (“case reserves”), the costs of additional case reserves on claims reported but not considered to be adequately reserved in such reporting (“ACRs”) and amounts that have been incurred but not yet reported (“IBNR”). ACRs are calculated based on management’s estimate of the required case reserve on an individual claim less the amounts reported by the client (paid and case reserves). U.S. GAAP does not permit the establishment of loss reserves until an event occurs that gives rise to a loss.

For reported losses, Validus Re establishes case reserves within the parameters of the coverage provided in the reinsurance contracts. Where there is a reported claim for which the reported case reserve is determined to be insufficient, Validus Re may book an ACR or individual claim IBNR estimate that is adjusted as claims notifications are received. Validus Re estimates IBNR using generally accepted actuarial techniques. Validus Re also uses historical insurance industry loss emergence patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid us in establishing loss reserves.

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which Validus Re has operated, thereby providing limited claims loss emergence patterns that directly pertain to Validus Re’s operations. This has necessitated the use of industry loss emergence patterns in deriving IBNR, which despite management’s and our actuaries’ care in selecting them, will differ from actual experience. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a significant component in the calculation deriving IBNR. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps significantly.

Loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates.

Talbot:  Talbot’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including case reserves and IBNR. Ultimate losses are generally calculated via direct projection, and as such ACRs are not generally used.

Talbot performs internal assessments of liabilities on a quarterly basis. Talbot’s loss reserving process initially involves the assessment of actuarial estimates of gross ultimate losses, split by underwriting year and class of business, and generally also between attritional, large and catastrophe losses. These estimates are made using a variety of generally accepted actuarial projection methodologies, as well as additional qualitative consideration of future trends in frequency, severity and other factors. The gross estimates are used to estimate ceded reinsurance recoveries, which are in turn used to calculate net ultimate premiums and ultimate losses as the difference between gross and ceded. These figures are subsequently used by Talbot’s management to help it assess its best estimate of the full underwriting year gross and net ultimate losses. The final selected estimate is then translated from a full underwriting year basis to an earned basis, first on an inception-to-date basis from which earned movements are calculated.

As with Validus Re, Talbot’s loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps significantly.

Talbot’s loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates.

Claims Management

Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate retention of legal representation, establishment of case reserves, approval of loss payments and notification to reinsurers.

Validus Re:  As a result of our short operating history and the relatively low level of catastrophic events in 2006 and 2007, we have not experienced a high volume of claims to date. The role of our claims department is to investigate, evaluate and pay claims efficiently. Our claims director has implemented claims handling guidelines, reporting and control procedures. The primary objectives of the claims department are to ensure that each claim is addressed, evaluated and processed and appropriately documented in a timely and efficient manner and information relevant to the management of the claim is retained.

Talbot:  Where Talbot is a leading syndicate on business written, the claims adjusters will deal with the broker representing the insured. This may involve appointing attorneys, loss adjusters or other experts. The central Lloyd’s market claims bureau will respond on behalf of follow syndicates.

Where Talbot is not the lead underwriter on the business, the case reserves are established by the lead underwriter in conjunction with third party/bureau input who then advise movements in loss reserves to all syndicates participating on the risk. Material claims and claims movements are subject to review by Talbot.

Investments

The Company manages its investment portfolio on a consolidated basis. As we provide short-tail insurance and reinsurance coverage, we could become liable to pay substantial claims on short notice. Accordingly, we follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our Board of Directors, including our Finance Committee, oversees our investment strategy, and in consultation with BlackRock Financial Management, Inc. and Goldman Sachs Asset Management, our portfolio advisors, has established investment guidelines. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, use of derivatives, inclusion of foreign securities, diversification requirements and average portfolio rating. The Board periodically reviews these guidelines in light of our investment goals and consequently they may change at any time. We also have entered into a securities lending agreement under which we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as a short-term investment.

Substantially all of the fixed maturity investments held at December 31, 2007 were publicly traded. The average duration of the Company’s fixed maturity portfolio was 2.00 years (December 31, 2006 and 2005: 0.9 and 0.56 years). At the time of formation, management determined that it would emphasize capital preservation for the Validus Re portfolio and maintain a significant allocation of short-term investments. In the fourth quarter of 2007 we modified the benchmarks against which we measure our investment managers’ performance. The previous benchmarks had assigned equal weightings to (a) the Lehman 1-5 year government and high quality bond index and (b) the Lehman 3 month treasury bill index. By the end of the year, we had eliminated the Lehman 3 month treasury bill index component of the benchmark. As a result, the duration of the benchmark portfolio against which we measure our investment managers against extended from approximately 1.30 years to approximately 2.36 years. The average rating of the portfolio was AAA (December 31, 2006 and 2005: AA+ and AAA), of which $2,029.6 million or 84.2% (December 31, 2006 and 2005: $644.1 million and $192.6 million) were rated AAA, at December 31, 2007.

Financial Strength Ratings

Validus Re:  Validus Re’s ability to underwrite business is dependent upon the quality of claims paying and financial strength ratings as evaluated by independent rating agencies. Validus Re was assigned a rating of “A−” (Excellent) by A.M. Best Company in December 2005 (which was affirmed by A.M. Best on August 29, 2007). Ratings are not an evaluation directed to investors in the Company’s securities or a recommendation to buy, sell or hold the Company’s securities. Ratings may be revised or revoked at the sole discretion of A.M. Best or S & P. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain claims paying and financial strength ratings. Financial information is regularly provided to rating agencies to both maintain and enhance existing ratings. In the event of a downgrade below “A−” (Excellent), the Company believes its ability to write business would be materially adversely affected.

Syndicate 1183 at Lloyd’s of London:  All Lloyd’s syndicates benefit from Lloyd’s central resources, including the Lloyd’s brand, its network of global licenses and the Central Fund. The Central Fund is available at the discretion of the Council of Lloyd’s to meet any valid claim that cannot be met by the resources of any member. As all Lloyd’s policies are ultimately backed by this common security, a single market rating can be applied. Lloyd’s as a market is rated as follows:

AM Best	A	Excellent	Stable outlook
Fitch Ratings	A+	Strong	Stable outlook
Standard & Poor’s	A+	Strong	Stable outlook

The syndicate benefits from these ratings and the Company believes that ratings impairments below A- would materially impair the syndicate’s ability to write business.

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates and insurers. We suffer competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with insurance and reinsurance providers such as;

•	ACE Tempest Re, Allied World Assurance Company Holdings Limited, Arch Capital Group Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Flagstone Reinsurance Holdings Group Limited, IPC Holdings Limited, Lloyd’s of London syndicates, Munich Re, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Reinsurance Holdings Ltd., Swiss Re and XL Re;

•	Amlin plc, Aspen Insurance Holdings Limited, Catlin Group Limited, Hiscox and others in the Lloyd’s market;

•	Direct insurers who compete with Lloyd’s on a worldwide basis;

•	Various capital markets participants who access insurance and reinsurance business in securitized form, through special purpose entities or derivative transactions;

•	Government-sponsored insurers and reinsurers.

Competition varies depending on the type of business being insured or reinsured and whether the Company is in a leading or successive position. Competition in the types of business that the Company underwrites is based on many factors, including:

•	Premiums charged and other terms and conditions offered;

•	Services provided;

•	Financial ratings assigned by independent rating agencies;

•	Speed of claims payment;

•	Reputation;

•	Perceived financial strength; and

•	The experience of the underwriter in the line of insurance or reinsurance written.

Increased competition could result in fewer submissions, lower premium rates, lower share of alloted cover, and less favorable policy terms, which could adversely impact the Company’s growth and profitability. Capital market participants have created alternative products such as catastrophe bonds that are intended to compete with reinsurance products. The Company is unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for products or the risks that may be available to consider underwriting.

Regulation

United States

Talbot operates primarily within the Lloyd’s insurance market through Syndicate 1183, and Lloyd’s operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed below. The Lloyd’s of London market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its United States business and is therefore subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.

Talbot is subject to a Closing Agreement between Lloyd’s and the U.S. Internal Revenue Service pursuant to which Talbot is subject to U.S. federal income tax to the extent its income is attributable to U.S. agents who have authority to bind Talbot. Specifically, U.S. federal income tax is imposed on 35% of its income attributable to U.S. binding authorities (70% for Illinois or Kentucky business).

We currently conduct our business in a manner such that we expect that Validus Re will not be subject to insurance and/or reinsurance licensing requirements or regulations in the United States. Although we do not currently intend for Validus Re to engage in activities which would require it to comply with insurance and reinsurance licensing requirements in the United States, should we choose to engage in activities that would require Validus Re to become licensed in the United States, we cannot assure you that we will be able to do so or to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.

In addition, the insurance and reinsurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda and not licensed or authorized in the United States recently has become subject to increased scrutiny in many jurisdictions, including the United States. We are not able to predict the future impact on the Company’s operations of changes in the laws and regulation to which we are or may become subject.

United Kingdom

The financial services industry in the UK is regulated by the Financial Services Authority (“FSA”). The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal”.

In relation to insurance business, the FSA regulates insurers, insurance intermediaries and Lloyd’s itself. The FSA and Lloyd’s have common objectives in ensuring that Lloyd’s market is appropriately regulated and, to minimize duplication, the FSA has agreed arrangements with Lloyd’s for co-operation on supervision and enforcement.

Talbot’s underwriting activities are therefore regulated by the FSA as well as being subject to the Lloyd’s “franchise”. Both FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds as Lloyd’s).

In addition, Talbot’s small intermediary company, Underwriting Risk Services Ltd. is regulated by the FSA as an insurance intermediary.

In November 2007 Talbot established Talbot Risk Services Pte Ltd in Singapore to source business in the Far East under the Lloyd’s Asia Scheme. The Lloyds Asia Scheme was established by the Monetary Authority of Singapore to encourage members of Lloyd’s to expand insurance activities in Asia.

Bermuda

Bermuda Insurance Regulation:  Bermuda’s Insurance Act 1978, as amended, and related regulations (the “Insurance Act”), which regulates the business of Validus Re and Talbot Insurance (Bermuda) Ltd (“TIBL”), provides that no person shall carry on an insurance or reinsurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. Generally, in Bermuda there is no difference in the regulation of insurance and reinsurance. The BMA, in deciding whether to grant registration, has broad discretion to act in the public interest. The Insurance Act requires the BMA to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.

The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions and subcommittees thereof supervise, investigate and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers:  The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. As Validus Re has been incorporated to carry on general insurance and reinsurance business, including property catastrophe reinsurance, it has been registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Validus Re is not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

TIBL has been incorporated to carry on general insurance and reinsurance business, excluding excess liability and property catastrophe reinsurance. TIBL is not licensed to carry on long-term business. TIBL is registered as a Class 3 insurer in Bermuda and is regulated as such under the Insurance Act.

Cancellation of Insurer’s Registration:  An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act. Failure of the insurer to comply with its obligations under the Insurance Act or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be such grounds.

Principal Representative:  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Validus Re’s principal office is its executive offices in 19 Par-la-Ville Road, Hamilton HM 11, Bermuda, and its principal representative is Joseph E. (Jeff) Consolino, the Company’s Chief Financial Officer. TIBL’s principal office is 19 Par-la-Ville Road, Hamilton HM 11, Bermuda, and its principal representative is C. Jerome Dill, the Company’s General Counsel. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative to forthwith notify the BMA when the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio. Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.

Independent Approved Auditor:  Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. Validus Re and TIBL are required to file their statutory financial statements and statutory financial returns annually with the BMA. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s consolidated financial statements and reports for presentation to its shareholders. Validus Re’s and TIBL’s independent auditor is PricewaterhouseCoopers, which also audits the consolidated financial statements of the Company.

Loss Reserve Specialist:  As Class 3 and 4 insurers, TIBL and Validus Re are required to submit an opinion of approved loss reserve specialist with their statutory financial selected returns in respect of their losses and loss expenses provisions. Loss reserve specialists will normally be a qualified actuary and must be approved by the BMA. Andrew E. Kudera (FCAS, MAAA, ASA, FCIA), a qualified actuary, has been approved by the BMA as

Validus Re’s loss reserve specialist. Paul Murray (MA FIA) has been approved by the BMA as TIBL’s loss reserve specialist.

Annual Statutory Financial Statements:  An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, income statement, statement of capital and surplus, and notes thereto). The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP. They are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981 of Bermuda, which may be prepared in accordance with U.S. GAAP. An insurer is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Registrar of Companies.

Annual Statutory Financial Return:  Validus Re and TIBL are required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist. The principal representative and at least two directors of the insurer must sign the solvency certificate. The directors are required to certify whether the minimum solvency margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions:  The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin.

Validus Re is registered as a Class 4 insurer in Bermuda and as such:

1. Validus Re is required to maintain a minimum statutory capital and surplus equal to the greatest of:

(A) $100,000,000,

(B) 50% of its net premiums written for general business that year (being gross premiums written less any premiums ceded for reinsurance, provided they do not exceed 25% of gross premiums written), and

(C) 15% of its net loss and loss expense provisions and other insurance reserves;

2. Validus Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

3. Validus Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous statutory balance sheet) unless it files with the BMA an affidavit stating that it will continue to meet the required margins;

4. Validus Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

5. Validus Re is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

TIBL is registered as a Class 3 insurer in Bermuda and as such is required to maintain a minimum statutory capital and surplus equal to the greatest of:

(A) $1,000,000,

(B) 20% of its first $6,000,000 of premiums and 15% of premiums in excess of $6,000,000, and

(C) 15% of its net loss and loss expense provisions and other insurance reserves.

Minimum Liquidity Ratio:  The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.

•	Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.

•	The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention:  The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with its business.

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

Disclosure of Information:  In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be provided to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda subject to certain restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Notification by Shareholder Controller of New or Increased Control:  Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of our common shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its holding of common shares in the Company and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Objection to Existing Shareholder Controller:  For so long as the Company has as subsidiaries insurers such as Validus Re and TIBL registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10 percent or more of the Company’s common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in the Company and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

Bermuda Companies Act:  Under the Companies Act, a Bermuda company may not declare and pay a dividend or make a distribution out of contributed surplus as defined under the Companies Act, if there are reasonable grounds for believing that such company is, and after the payment will be, unable to pay its liabilities as they become due or that the realizable value of such company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid-in share premium, including repurchase and redemption of shares, and imposes minimum issued and outstanding share capital requirements.

Certain Other Bermuda Law Considerations:  Although we are incorporated in Bermuda, we are classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to our non-resident status, we may engage in transactions in currencies other than Bermuda dollars and there are no exchange control restrictions on our ability to transfer funds, other than funds denominated in Bermuda dollars, inside and outside of Bermuda or to pay dividends to U.S. residents that are holders of our common shares.

Under Bermuda law, “exempted” companies, meaning companies that are exempted from certain provisions of Bermuda law that stipulate that at least 60% of a particular company’s equity must be beneficially owned by Bermudians, are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, we may not, except pursuant to a license or consent granted by the Minister of Finance, participate in certain business or other transactions, including: (1) the acquisition or holding of land in Bermuda, except for land that is held by way of lease or tenancy agreement, is required for its business and is held for a term not exceeding 50 years, or that is used to provide accommodation or recreational facilities for our officers and employees and held with the consent of the Bermuda Minister of Finance for a term not exceeding 21 years, (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000, unless the Minister of Finance consents to such higher amount, and (3) the carrying on of business of any kind or type for which we are not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of our business carried on outside Bermuda.

We are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See “Certain Tax Considerations.”

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is granted or extended only if an employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the relevant position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed key employees. Currently, all of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government.

Employees

The following table details our personnel by geographic location as at December 31, 2007:

Location	Validus Re	Talbot	Corporate	Total	%

London, England	—	154	—	154	67.6%
Hamilton, Bermuda	52	—	5	57	25.0%
Waterloo, Canada	11	—	—	11	4.8%
Singapore City, Singapore	—	3	—	3	1.3%
Miami, United States	3	—	—	3	1.3%

Total	66	157	5	228	100.0%

We believe our relations with our employees are excellent.

Available Information

The Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. The Company’s common shares are traded on the NYSE with the symbol “VR”. Similar information concerning the Company can be reviewed at the office of the NYSE at 20 Broad Street, New York, New York, 10005. The Company’s website address is http://www.validusre.bm. Information contained in this website is not part of this report.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge, including through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Copies of the charters for the audit committee, the compensation committee, the corporate governance and nominating committee, the finance committee and the underwriting committee, as well as the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees, which applies to all of the Company’s Directors, officers and employees, and Code of Ethics for Senior Officers, which applies to the Company’s principal executive officer, principal accounting officer and other persons holding a comparable position, are available free of charge on the Company’s website at www.validusre.bm or by writing to Investor Relations, Validus Holdings, Ltd., 19 Par-La-Ville Road, Hamilton HM11 Bermuda. The Company will also post on its website any amendment to the Code and any waiver of the Code granted to any of its directors or executive officers to the extent required by applicable rules.

Item 1A.	Risk Factors

Risks Related to Our Company

We have a limited operating history and our historical financial results do not accurately indicate our future performance.

Validus Re was formed in October 2005 and was fully operational by December 2005. Talbot was formed in 2002. We, therefore, have a limited operating and financial history. Validus Re began underwriting with risks attaching no earlier than January 1, 2006. It has been reported that among the last 20 years, 2006 has produced the third-lowest level of insured losses, after 1997 and 1988. As of December 31, 2007, Validus Re has not experienced any catastrophe events such as those experienced by the industry in 2004 and 2005. Talbot experienced losses in 2004 and 2005 but was formed following the events of September 11, 2001 thus had no exposure to losses prior to 2002. As a result, we cannot provide assurances as to how our business model or risk controls would respond to such events. There is limited historical financial and operating information available to help evaluate our past performance or make a decision about an investment in our common shares. As a recently formed company, we face substantial business and financial risks and may suffer significant losses. As a result of these risks, it is possible that we may not be successful in the continued implementation of our business strategy or completing the development of the infrastructure necessary to run our business.

In addition, particularly as a recently formed company, our business strategy may change and may be affected by acquisitions, joint venture or other business, investment and/or growth opportunities that may, in the future, become available to us or that we may pursue. In the future, we may pursue investments in or acquisitions of companies complementary to our business. There can be no assurance that any such investments or acquisitions will occur, or if such investments or acquisitions do occur, that they will be on terms favorable to us.

Claims on policies written under our short-tail insurance lines that arise from unpredictable and severe catastrophic events could adversely affect our financial condition or results of operations.

Substantially all of our gross premiums written to date are in short-tail lines, which means we could become liable for a significant amount of losses in a brief period. Short-tail policies expose us to claims arising out of unpredictable natural and other catastrophic events, such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes, floods, fires, explosions, acts of terrorism and other natural and man-made disasters. Many observers believe that the Atlantic basin is in the active phase of a multi-decade cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). These conditions may translate to a greater potential for hurricanes to make landfall in the U.S. at higher intensities over the next five years. The frequency and severity of catastrophes are inherently unpredictable.

The extent of losses from catastrophes is a function of both the number and severity of the insured events and the total amount of insured exposure in the areas affected. Increases in the value and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could adversely affect our financial condition, possibly to the extent of eliminating our shareholders’ equity. Our ability to write new reinsurance policies could also be affected as a result of corresponding reductions in our capital.

Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations and which would become due in a short period of time, which could materially adversely effect our financial condition, liquidity or results of operations.

Emerging claim and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes. For example, a reinsurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may in part be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of issues occasionally necessitate judicial resolution. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs. Our exposure to this uncertainty is greater in our longer tail lines (marine and energy liabilities and financial institutions).

We depend on ratings from third party rating agencies. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on the common shares.

Third-party rating agencies assess and rate the financial strength of reinsurers based upon criteria established by the rating agencies, which criteria are subject to change. The financial strength ratings assigned by rating agencies to insurance and reinsurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often a key factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. These ratings are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares.

Validus Re was assigned a rating of “A−” (Excellent) by A.M. Best Company in December 2005, which was affirmed by A.M. Best on August 29, 2007. This rating action followed the Company’s closing of the acquisition of Talbot Holdings (Talbot), as well as the Company’s completion of its capital raising initiatives, which were necessary to support the risk-adjusted capital position of the Company. Talbot’s subsidiary, Talbot Underwriting Ltd., which manages Syndicate 1183 at Lloyd’s, uses the Lloyd’s rating. On March 7, 2007, A.M. Best Company assigned an issuer credit rating of “bbb-” to Validus Holdings, Ltd. Lloyd’s is rated “A” (Excellent) by A.M. Best and “A+” (Strong) by Standard & Poor’s (“S&P”).

If our financial strength rating is reduced from current levels, our competitive position in the reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings. The substantial majority of reinsurance contracts issued through reinsurance brokers contains provisions permitting the ceding company to cancel such contracts in the event of a downgrade of the reinsurer by A.M. Best below “A−” (Excellent). Consequently, substantially all of our business could be affected by a downgrade of our A.M. Best rating.

It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the remaining portion of our period of obligation if our financial strength rating is downgraded below “A−” (Excellent) by A.M. Best. We cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material.

The indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries.

A downgrade of the Company’s A.M. Best financial strength rating below “B++” (Fair) would also constitute an event of default under our credit facilities. Either of these events could, among other things, reduce the Company’s financial flexibility.

If Validus Re’s risk management and loss limitation methods fail to adequately manage exposure to losses from catastrophic events, our financial condition and results of operations could be adversely affected.

Validus Re manages exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall reinsurance and investment portfolio. Validus Re uses various tools to analyze and manage the reinsurance exposures assumed from ceding companies and risks from a catastrophic event that could have an adverse effect on their investment portfolio. VCAPS, a proprietary risk modeling software, enables Validus Re to assess the adequacy of risk pricing and to monitor the overall exposure to risk in correlated geographic zones. VCAPS is new and relatively untested and Validus Re cannot assure the models and assumptions used by the software will accurately predict losses. Further, Validus Re cannot assure that it is free of defects in the modeling logic or in the software code. In addition, Validus Re has not sought copyright or other legal protection for VCAPS.

In addition, much of the information that Validus Re enters into the risk modeling software is based on third-party data that they cannot assure to be reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about building material and labor demand surge, storm surge, the expenses of settling claims, which are known as loss adjustment expenses, insurance-to-value and storm intensity. Accordingly, if the estimates and assumptions that are entered into the proprietary risk model are incorrect, or if the proprietary risk model proves to be an inaccurate forecasting tool, the losses Validus Re might incur from an actual catastrophe could be materially higher than their expectation of losses generated from modeled catastrophe scenarios, and their financial condition and results of operations could be adversely affected.

Validus Re also seeks to limit loss exposure through loss limitation provisions in their policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that their policies are legally interpreted as intended. Validus Re cannot assure that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in their favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses they might incur from a catastrophic event could be materially higher than expectation, and their financial condition and results of operations could be adversely affected.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions, which could materially adversely affect our financial condition and results of operations.

The insurance and reinsurance industry has historically been cyclical. Insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of underwriting capacity, underwriting results of primary insurers, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate, including in response to changes in rates of return on investments being earned in the reinsurance industry.

The insurance and reinsurance pricing cycle has historically been a market phenomenon, driven by supply and demand rather than by the actual cost of coverage. The upward phase of a cycle is often triggered when a major event forces insurers and reinsurers to make large claim payments, thereby drawing down capital. This, combined with increased demand for insurance against the risk associated with the event, pushes prices upwards. Over time, insurers’ and reinsurers’ capital is replenished with the higher revenues. At the same time, new entrants flock to the industry seeking a part of the profitable business. This combination prompts a slide in prices — the downward cycle — until a major insured event restarts the upward phase. As a result, the insurance and reinsurance business has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity, which is the percentage of surplus or the dollar amount of exposure that a reinsurer is willing to place at risk, as well as periods when shortages of capacity result in favorable premium rates and policy terms and conditions.

Premium levels may be adversely affected by a number of factors which fluctuate and may contribute to price declines generally in the reinsurance industry. For example, as premium levels for many products have increased subsequent to the significant natural catastrophes of 2004 and 2005, the supply of reinsurance has increased and is likely to increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing reinsurers. In addition, some of the prior upward cycles were initiated following each of Hurricane Andrew in 1992 and the events of September 11, 2001. Continued increases in the supply of insurance and reinsurance may have consequences for the reinsurance industry generally and for us including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. For instance, the Company has noted an increase in the amount of available underwriting capacity in most lines in which it is involved throughout 2007 and continuing through the January renewal period of 2008. As a consequence, the Company has experienced greater competition on most insurance and reinsurance lines. This has adversely affected the rates we receive for our reinsurance and our overall gross premiums written to date. Furthermore, the State of Florida has instituted a law that, in part, increases the amount of reinsurance available to primary insurers from the Florida Hurricane Catastrophe Fund.

The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, such as natural disasters (such as catastrophic hurricanes, windstorms, tornados, earthquakes and floods), courts granting large awards for certain damages, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds and primary insurance companies. We expect to experience the effects of cyclicality, which could materially adversely affect our financial condition and results of operations.

If we underestimate our reserve for losses and loss expenses, our financial condition and results of operations could be adversely affected.

Our success depends on our ability to accurately assess the risks associated with the businesses and properties that we reinsure. If unpredictable catastrophic events occur, or if we fail to adequately manage our exposure to losses or fail to adequately estimate our reserve requirements, our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.

We estimate the risks associated with our outstanding obligations, including the risk embedded within our unearned premiums. To do this, we establish reserves for losses and loss expenses (or loss reserves ), which are liabilities that we record to reflect the estimated costs of claim payment and the related expenses that we will ultimately be required to pay in respect of premiums written and include case reserves and incurred but not reported (“IBNR”) reserves. However, under U.S. GAAP, we are not permitted to establish reserves for losses with respect to our property catastrophe reinsurance until an event which gives rise to a claim occurs. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses with respect to our catastrophe-exposed reinsurance. Case reserves are reserves established with respect to specific individual reported claims. IBNR reserves are reserves for estimated losses that we have incurred but that have not yet been reported to us. Property catastrophe reinsurance covers insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events.

Our reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level of our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our reserve estimates are regularly refined as experience develops and claims are reported and settled. Establishing an appropriate level for our reserve estimates is an inherently uncertain process. In addition, as we operate solely through intermediaries, reserving for our business can involve added uncertainty arising from our dependence on information from ceding companies which, in addition to the risk of receiving inaccurate information involves an inherent time lag between reporting information from the primary insurer to us. Additionally, ceding companies employ differing reserving practices which adds further uncertainty to the establishment of our reserves. Moreover, these uncertainties are greater for reinsurers like us than for reinsurers with a longer operating history, because we do not yet have an established loss history. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Loss emergence patterns are development patterns used to project current reported or paid loss amounts to their ultimate settlement value or amount. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. Because of these uncertainties, it is possible that our estimates for reserves at any given time could prove inadequate.

To the extent we determine that actual losses and loss adjustment expenses from events which have occurred exceed our expectations and the loss reserves reflected in our financial statements, we will be required to reflect these changes in the current period. This could cause a sudden and material increase in our liabilities and a reduction in our profitability, including operating losses and reduction of capital, which could materially restrict our ability to write new business and adversely affect our financial condition and results of operations and potentially our A.M. Best rating.

We rely on key personnel and the loss of their services may adversely affect us. The Bermuda location of our head office may be an impediment to attracting and retaining experienced personnel.

Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, Chairman of our Board of Directors and Chief Executive Officer; George P. Reeth, President and the Deputy Chairman of our Board of Directors; C.N. Rupert Atkin, Chief Executive Officer of the Talbot Group; Michael J. Belfatti, Executive Vice President and Chief Actuary; Gilles A. M. Bonvarlet, Chief Operating Officer of the Talbot Group; Michael E.A. Carpenter, Chairman of the Talbot Group; Joseph E. (Jeff) Consolino, Chief Financial Officer; C. Jerome Dill, General Counsel; Stuart W. Mercer, Chief Risk Officer; and Conan M. Ward, Chief Underwriting Officer, among other key employees. Although we are not aware of any planned departures, the loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of the above-named executives provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to them or any of our other employees.

The operating location of our head office and Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 26 of our Bermuda employees, all of whom have obtained three- or five-year work permits except Mr. Belfatti whose five year work permit has been applied for but not yet approved due his recent start date with the Company.

Certain of our directors and officers may have conflicts of interest with us.

Entities affiliated with some of our directors have sponsored or invested in, and may in the future sponsor or invest in, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which compete with us. They have also entered into, or may in the future enter into, agreements with companies that compete with us.

We have a policy in place applicable to each of our directors and officers which provides for the resolution of potential conflicts of interest. However, we may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest, and they may take actions that are not in our shareholders’ best interests.

We may require additional capital or credit in the future, which may not be available or only available on unfavorable terms.

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our premiums written, loss reserves, investment portfolio composition and risk exposures, as well as satisfying regulatory and rating agency capital requirements. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

In addition, as an alien reinsurer (not licensed in the United States), we are required to post collateral security with respect to any reinsurance liabilities that we assume from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain full statutory and regulatory credit for our reinsurance. Other jurisdictions and non-U.S. ceding insurers may have similar collateral requirements. Under applicable statutory provisions, these security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. We intend to satisfy such statutory requirements by providing to primary insurers letters of credit issued under our credit facilities. To the extent that we are required to post additional security in the future, we may require additional letter of credit capacity and we cannot assure that we will be able to obtain such additional capacity or arrange for other types of security on commercially acceptable terms or on terms as favorable as under our current letter of credit facilities. Our inability to provide collateral satisfying the statutory and regulatory guidelines applicable to primary insurers would have a material effect on our ability to provide reinsurance to third parties and negatively affect our financial position and results of operations.

Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer.

Competition for business in our industry is intense, and if we are unable to compete effectively, we may not be able to retain market share and our business may be materially adversely affected.

The insurance and reinsurance industries are highly competitive. We face intense competition, based upon (among other things) global capacity, product breadth, reputation and experience with respect to particular lines of business, relationships with reinsurance intermediaries, quality of service, capital and perceived financial strength (including independent rating agencies’ ratings), innovation and price. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in reinsurance and may have greater financial, marketing and employee resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services through alternative capital markets products that are structured to provide protections similar to those provided by reinsurers. These products, such as catastrophe-linked bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. After the events of September 11, 2001, and then again following the three major hurricanes of 2005 (Katrina, Rita and Wilma), new capital flowed into Bermuda, and much of these new proceeds went to a variety of Bermuda-based start-up companies. The full extent and effect of this additional capital on the reinsurance market will not be known for some time and market conditions could become less favorable. Increased competition could result in fewer submissions and lower rates, which could have an adverse effect on our growth and profitability. If we are unable to compete effectively against these competitors, we may not be able to retain market share.

In addition, insureds have been retaining a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than risk transferring insurance. This has put downward pressure on insurance premiums.

Loss of business from one or more major brokers could adversely affect us.

We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2007 (1), our business was primarily sourced from the following brokers: Marsh Inc./Guy Carpenter & Co. 26.9%, Willis Group Holdings Ltd. 15.7%, Aon Corporation 15.1% and Benfield Group Ltd. 9.3%. These four brokers provided a total of 67.0% of our gross premiums written for the year ended December 31, 2007. Talbot was acquired on July 2, 2007. Talbot’s gross premium written for the full year ended December 31, 2007 has been included in the above analysis for informational purposes only and is not included within the consolidated results. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.

We assume a degree of credit risk associated with substantially all of our brokers.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to brokers and the brokers, in turn, pay these amounts over to the ceding insurers and reinsurers that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding insurer or reinsurer for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the ceding insurer or reinsurer pays premiums for these policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer or reinsurer will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with substantially all of our brokers.

Our success depends on our ability to establish and maintain effective operating procedures and internal controls. Failure to detect control issues and any instances of fraud could adversely affect us.

Our success is dependent upon our ability to establish and maintain operating procedures and internal controls (including the timely and successful implementation of information technology systems and programs) to effectively support our business and our regulatory and reporting requirements. We may not be successful in such efforts. Even if and when implemented, as a result of the inherent limitations in all control systems, no evaluation of controls can provide full assurance that all control issues and instances of fraud, if any, within the Company will be detected.

We may be unable to purchase reinsurance or retrocessional reinsurance in the future, and if we successfully purchase retrocessional reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

We purchase reinsurance and retrocessional reinsurance in order that we may offer insureds and cedants greater capacity, and to mitigate the effect of large and multiple losses upon our financial condition. Reinsurance is a transaction whereby an insurer or reinsurer cedes to a reinsurer all or part of the reinsurance it has assumed. A reinsurer’s or retrocessional reinsurers insolvency or inability or refusal to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of reinsurance or retrocessional reinsurance or negotiate terms that we deem appropriate or acceptable or obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the fixed income markets could result in significant unrealized losses in the fair value of our investment portfolio which, commencing in 2007, would reduce our net income.

Our operating results depend in part on the performance of our investment portfolio, which currently consists of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Board of Directors, including our Finance Committee, oversees our investment strategy, and in consultation with BlackRock Financial Management, Inc. and Goldman Sachs Asset Management, our

portfolio advisors, has established investment guidelines. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, limitations on the use of derivatives and inclusion of foreign securities, diversification requirements and average portfolio rating. The Board periodically reviews these guidelines in light of our investment goals and consequently they may change at any time.

The investment income derived from our invested assets was $112.3 million or 27.9% of our net income for the year ended December 31, 2007. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and we cannot assure that we will achieve our investment objectives. Unlike more established reinsurance companies with longer operating histories, Validus Re has a limited performance record to which investors can refer. See “Business — Investments.”

Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2007, 44.5% of the fixed income portfolio is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.

As of January 1, 2007, the Company’s investments were accounted for as trading and, as such, all unrealized gains and losses are included in Net Income on the Statement of Operations. Including unrealized gains and losses in Net Income may have the effect of increasing the volatility of our earnings.

The movement in foreign currency exchange rates could adversely affect our operating results because we enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar and we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar.

The U.S. dollar is our reporting currency. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. In addition, we maintain a portion of our investments and liabilities in currencies other than the U.S. dollar. Premiums received in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. We will therefore realize foreign currency exchange gains or losses as we ultimately receive premiums and settle claims required to be paid in foreign currencies. At December 31, 2007, 8.7% of our investments and 30.9% of our reserves for losses and loss expenses were in foreign currencies.

To the extent that we do not seek to hedge our foreign currency risk, the impact of a movement in foreign currency exchange rates could adversely affect our operating results.

The preparation of our financial statements will require us to make many estimates and judgments, which are even more difficult than those made in a mature company, and which, if inaccurate, could cause volatility in our results.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. Management believes the item that requires the most subjective and complex estimates is the reserve for losses and loss expenses. Due to Validus Re’s short operating history, loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take many years to develop. Following a major catastrophic event, the possibility of future litigation or legislative change that may affect interpretation of policy terms further increases the degree of uncertainty in the reserving process. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different than the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. The Company expects volatility in results in periods in which significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, the Company is not allowed to record contingency reserves to account for expected future losses. The Company anticipates that claims arising from future events will require the establishment of substantial reserves from time to time.

An inability to implement, for the fiscal year ending December 31, 2008, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely and satisfactory manner could cause the price of our common shares to fall.

We are presently evaluating our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. We cannot be certain at this time that we will be able to successfully and satisfactorily complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to file our Annual Report on Form 10-K for the year ending December 31, 2008, which is the first time that our management and our external auditors will be required to deliver reports on our internal controls and procedures in accordance with the Sarbanes-Oxley Act of 2002. Uncertainty as to our ability to comply with such requirements or any material weaknesses uncovered as a result of such procedures could have a material adverse effect on the trading price of our common shares. In addition, we may incur increased costs associated with such procedures or a diversion of internal resources necessary to prepare for or comply with such requirements.

Risks Related to Acquisitions and New Ventures

There can be no assurance that we will fully realize the expected benefits of the Talbot acquisition in the anticipated time.

In order to realize the benefits of the Talbot acquisition, our and Talbot’s management will be required to devote considerable effort to projects such as upgrading and integrating financial, actuarial, underwriting and other systems and preparing financial reports on a timely basis, whether for a public company or otherwise, and no assurances can be given as to the impact these efforts may have upon our operations. In addition, no assurances can be given as to how much business Talbot will be permitted by Lloyd’s to write in 2009 and subsequent years nor as to the viability or cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Talbot in 2007 and prior underwriting years. The Company has recorded intangible assets related to the acquisition of Talbot based on assumptions of anticipated benefits. These intangible assets may become impaired if anticipated benefits are not achieved, resulting in a corresponding impact on our income.

Any future acquisitions or new ventures may expose us to operational risks.

We may in the future make strategic acquisitions, either of other companies or selected blocks of business, or grow our business organically. Any future acquisitions or new ventures may expose us to operational challenges and risks, including:

•	integrating financial and operational reporting systems;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	obtaining management personnel required for expanded operations;

•	funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	the value of assets related to acquisitions or new ventures may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected;

•	the assets and liabilities related to acquisitions or new ventures may be subject to foreign currency exchange rate fluctuation; and

•	financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.

Our failure to manage successfully these operational challenges and risks may impact our results of operations.

Risks Relating to Lloyd’s and Other U.K. Regulatory Matters

The regulation of Lloyd’s members by Lloyd’s and of Lloyd’s by the U.K. Financial Services Authority (“FSA”) and under European Directives and other local laws may result in intervention that could have a significant negative impact on Talbot.

Talbot operates in a regulated industry. Its underwriting activities are regulated by the FSA and franchised by Lloyd’s. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Talbot Underwriting Ltd.) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, the Lloyd’s Franchise Board requires annual approval of Syndicate 1183’s business plan, including a maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting (known as Funds at Lloyd’s or “FAL”). An adverse determination in any of these cases could lead to a change in business strategy which may have an adverse effect on Talbot’s financial condition and operating results.

European Directives affect the regulation governing the carrying on of insurance business in the United Kingdom. A new Directive covering the prudential supervision of insurance companies is being developed to replace the existing insurance Directives. The proposed “Solvency II” insurance Directive is presently under consultation and is unlikely to come into force before 2009. Likewise, a new reinsurance Directive was adopted on 17 October 2005, which is likely to be fully implemented in the U.K. by the end of 2010. There can be no assurance that future legislation will not have an adverse effect on Talbot.

Additionally, Lloyd’s worldwide insurance and reinsurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd’s generally and on Talbot.

Should Lloyd’s Council decide additional levies are required to support the New Central Fund, this could adversely affect Talbot.

The New Central Fund, which is funded by annual contributions and loans from Lloyd’s members, acts as a policyholders’ protection fund to make payments where any Lloyd’s member has failed to pay, or is unable to pay, valid claims. The Lloyd’s Council may resolve to make payments from the New Central Fund for the advancement and protection of policyholders, which could lead to additional or special contributions being payable by Lloyd’s members, including Talbot. This, in turn, could adversely affect Talbot.

Lloyd’s 1992 and prior liabilities.

Notwithstanding the “firebreak” introduced when Lloyd’s implemented the Reconstruction and Renewal Plan in 1996, Lloyd’s members, including Talbot subsidiaries, remain indirectly exposed in a number of ways to 1992 and prior business reinsured by Equitas, including through the application of overseas deposits and the New Central Fund.

Lloyd’s currently has a number of contingent liabilities in respect of risks under certain policies allocated to 1992 or prior Years of Account. If the statutory transfer of business from Equitas to National Indemnity Company (NICO) is not implemented, and the limit of the NICO retrocession cover proves to be insufficient and as a consequence Equitas is unable to pay the 1992 and prior liabilities in full, Lloyd’s will be liable to meet any shortfall arising in respect of those policies. The New Central Fund, which can, subject to Lloyd’s regulations, issue calls on current underwriting members of Lloyd’s (which will include Talbot subsidiaries), may be applied for these purposes. Lloyd’s also has contingent liabilities under indemnities in respect of claims against certain persons and from residual litigation with Lloyd’s members who have not accepted the settlement offer.

The failure of Lloyd’s to satisfy the FSA’s annual solvency test could result in limitations on Talbot’s ability to underwrite or its ability to commence legal proceedings against Lloyd’s.

The FSA requires Lloyd’s to satisfy an annual solvency test. The solvency requirement in essence measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and in run-off. If Lloyd’s fails to satisfy the test in any year, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. In the event of Lloyd’s failing to meet any solvency requirement, either the Society of Lloyd’s or the FSA may apply to the court for a Lloyd’s Market Reorganisation Order (“LMRO”). On the making of an order a “reorganisation controller” is appointed, and for its duration, a moratorium is imposed preventing any proceedings or legal process from being commenced or continued against any party that is the subject of such an order, which, if made, would apply to the market as a whole, including members, former members, managing agents, members’ agents, Lloyd’s brokers, approved run-off companies and managing general agents unless individual parties are specifically excluded.

A downgrade in Lloyd’s ratings would have an adverse effect on Syndicate 1183’s standing among brokers and customers and cause its premiums and earnings to decrease.

The ability of Lloyd’s syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by an accredited rating agency. The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, Standard & Poor’s and Fitch Ratings. Syndicate 1183 benefits from Lloyd’s current ratings and would be adversely affected if the current ratings were downgraded from their present levels.

An increase in the charges paid by Talbot to participate in the Lloyd’s market could adversely affect Talbot’s financial and operating results.

Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including, for example, annual subscriptions and central fund contributions for members and policy signing charges. The bases and amounts of charges may be varied by Lloyd’s and could adversely affect Talbot.

An increase in the level or type of deposits required by U.S. Situs Trust Deeds to be maintained by Lloyd’s could result in Syndicate 1183 being required to make a cash call which could adversely affect Talbot’s financial performance.

The U.S. Situs Trust Deeds require syndicates transacting certain types of business in the United States to maintain minimum deposits as protection for U.S. policyholders. These deposits represent the syndicates’ estimates of unpaid claims liabilities (less premiums receivable) relating to this business, adjusted for provisions for potential bad debt on premiums earned but not received and for any anticipated profit on unearned premiums. No credit is generally allowed for potential reinsurance recoveries. The New York Insurance Department and the U.S. National Association of Insurance Commissioners currently require funding of 30% of gross liabilities in relation to insurance business classified as “Surplus Lines.” The “Credit for Reinsurance” trust fund is usually required to be funded at 100% of gross liabilities. The funds contained within the deposits are not ordinarily available to meet trading expenses. U.S. regulators may increase the level of funding required or change the requirements as to the nature of funding. Accordingly, in the event of a major claim arising in the United States, for example from a major catastrophe, syndicates participating in such U.S. business may be required to make cash calls on their members to meet claims payments and deposit funding obligations. This could adversely affect Talbot.

Risks Related to Taxation

We may be subject to U.S. tax.

We are organized under the laws of Bermuda and presently intend to structure our activities to minimize the risk that we would be considered engaged in a U.S. trade or business. No definitive standards, however, are provided by the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations or court decisions regarding activities that constitute the conduct of a U.S. trade or business. Because that determination is essentially factual, we cannot assure that the Internal Revenue Service (the “IRS”) will not contend that we are engaged in a U.S. trade or business. If we were found to be so engaged, we would be subject to U.S. corporate income and branch profits tax on our earnings that are effectively connected to such U.S. trade or business.

If Validus Re is entitled to the benefits of the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), it would not be subject to U.S. income tax on any income protected by the Bermuda Treaty unless that income is attributable to a permanent establishment in the U.S. The treaty clearly applies to premium income, but may be construed as not protecting other income such as investment income. If Validus Re were found to be engaged in a trade or business in the U.S. and were entitled to the benefits of the treaty in general, but the treaty were found not to protect investment income, a portion of Validus Re’s investment income could be subject to U.S. tax.

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.

Controlled Foreign Corporation Status:  The Company should not be a controlled foreign corporation (“CFC”) because its organizational documents provide that if the common shares owned, directly, indirectly or by attribution, by any person would otherwise represent more than 9.09% of the aggregate voting power of all the Company’s common shares, the voting rights attached to those common shares will be reduced so that such person may not exercise and is not attributed more than 9.09% of the total voting power of the common shares. We cannot assure, however, that the provisions of the Organizational Documents will operate as intended and that the Company will not be considered a CFC. If the Company were considered a CFC, any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of the Company may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company’s undistributed earnings and profits attributable to Validus Re’s insurance and reinsurance income, including underwriting and investment income. Any gain realized on sale of common shares by such 10% shareholder may also be taxed as a dividend to the extent of the Company’s earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).

Related Person Insurance Income:  If the related person insurance income (“RPII”) of any of the Company’s non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year, and U.S. persons were treated as owning 25% or more of the subsidiary’s stock, by vote or value, a U.S. person who directly or indirectly owns any common shares on the last day of such taxable year on which the 25% threshold is met would be required to include in income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year. The amount includible in income is determined as if the RPII were distributed proportionately to U.S. holders on that date, regardless of whether that income is distributed. The amount of RPII includible in income is limited by such shareholder’s share of the subsidiary’s current-year earnings and profits, and possibly reduced by the shareholder’s share of prior year deficits in earnings and profits. The amount of RPII earned by a subsidiary will depend on several factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met for our non-U.S. insurance subsidiaries, some of the factors that might affect that determination in any period may be beyond our control. Consequently, we cannot assure that we will not exceed the RPII threshold in any taxable year.

If a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% threshold was not met) and the 25% threshold is met at any time during the five-year period ending on the date of disposition, and the U.S. person owned any shares at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, the shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that those rules should not apply to a disposition of common shares because the Company is not itself directly engaged in the insurance business. We cannot assure, however, that the IRS will not successfully assert that those rules apply to a disposition of common shares.

U.S. persons who hold common shares will be subject to adverse tax consequences if the Company is considered a passive foreign investment company for U.S. federal income tax purposes.

If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. holder who owns common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. We currently do not expect that the Company will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because, through Validus Re, Talbot 2002 Underwriting Capital Ltd. and Talbot Underwriting Ltd., it intends to be predominantly engaged in the active conduct of a global insurance business. We cannot assure you, however, that the Company will not be deemed to be a PFIC by the IRS. No regulations currently exist regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying such provisions may be forthcoming. We cannot predict what effect, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

Changes in U.S. tax laws may be retroactive and could subject a U.S. holder of common shares to other adverse tax consequences.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance and reinsurance subsidiaries has been the subject of Congressional discussion and legislative proposals in the U.S. We cannot assure that future legislative action will not increase the amount of U.S. tax payable by us. For example, Congress has recently conducted hearings related to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated foreign reinsurers from 1% to 4%; another proposal would limit deductions for premiums ceded to affiliated non-U.S. companies above certain levels. Other proposals relating to cross-border transactions, intangible products, or non-U.S. jurisdictions generally have been introduced in a number of Congressional committees. Enactment of some versions of such legislation as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect our financial condition and results of operations could be materially adversely affected.

In addition, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a U.S. trade or business or is a PFIC, or whether U.S. holders would be required to include “subpart F income” or RPII in their gross income, are subject to change, possibly on a retroactive basis. No regulations regarding the application of the PFIC rules to insurance companies are currently in effect, and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when, or in what form, such regulations or pronouncements may be provided, and whether such guidance will have a retroactive effect.

Proposed U.S. Tax Legislation Could Adversely Affect U.S. Shareholders.

Under current U.S. law, non-corporate U.S. holders of the Company’s common shares generally are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of certain foreign corporations from this advantageous income tax treatment. If this legislation became law, non-corporate U.S. shareholders would no longer qualify for the capital gains tax rate on the Company’s dividends.

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations.

Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertaking Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 28, 2016. We could be subject to taxes in Bermuda after that date. This assurance is subject to the proviso that it is not to be construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us. We and Validus Re each pay annual Bermuda government fees; Validus Re pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

The Organisation for Economic Cooperation and Development and other multinational organizations are considering measures that might increase our taxes and reduce our net income.

The Organisation for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated 18 April 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Our non-U.S. companies may be subject to U.K. tax.

We intend to operate in such a manner so that none of our companies other than Talbot Underwriting Ltd., which manages Syndicate 1183 at Lloyd’s, Talbot 2002 Underwriting Capital Ltd. and Underwriting Risk Services Ltd. (“Talbot U.K. Group”) should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than the Talbot U.K. Group should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies, is conducting business in the U.K. through a permanent establishment in the U.K.

Risks Related to Laws and Regulations Applicable to Us

If we become subject to insurance statutes and regulations in addition to the statutes and regulations that currently apply to us, there could be a significant and negative impact on our business.

We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda and, with respect to Talbot, the U.K. and jurisdictions to which Lloyds is subject. See “Business — Regulation — United States and Bermuda”. Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure that we will be able to do so or to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.

The insurance and reinsurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda that are not licensed or authorized in the U.S. have recently become subject to increased scrutiny in many jurisdictions, including the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as our shareholders. We are not able to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject.

Risks Related to Ownership of Our Common Shares

Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot.

We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and will also depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda law and regulations. The Insurance Act provides that neither of these subsidiaries may declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2007, Bermuda statutory restrictions permit Validus Re and Talbot to pay dividends of up to $1.4 billion and $209.0 million, respectively, to the Company.

We intend to pay quarterly cash dividends on our common shares and paid a dividend of $0.20 to shareholders of record at March 3, 2008. The timing and amount of any cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant. In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries.

Future sales of our common shares and grants of restricted shares may affect the market price of our common shares and the future exercise of options and warrants may result in immediate and substantial dilution of the common shares.

As of March 6, 2008 (but without giving effect to unvested restricted shares), we had 74,205,749 common shares outstanding and 8,693,216 shares issuable upon exercise of outstanding warrants. Approximately 42,385,701 of these shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, certain of our sponsoring shareholders and their transferees have the right to require us to register these common shares under the United States Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a “lock-up” agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under the Long Term Incentive Plan. The number of Common Shares that have been reserved for issuance under the Plan is equal to 13,126,896. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.

Our Bye-laws authorize our Board of Directors to issue one or more series of common shares and preferred shares without stockholder approval. Specifically, we have an authorized share capital of approximately 571,428,571 shares ($0.175 par value per share), which can consist of common shares and/or preference shares, as determined by our Board of Directors. The Board of Directors has the right to issue the remaining shares without obtaining any approval from our stockholders and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series. Any issuance of our preferred stock could adversely affect the voting power of the holders of our common shares and could have the effect of delaying, deferring, or preventing the payment of any dividends (including any liquidating dividends) and any change in control of us. If a significant number of either common or preferred shares are issued, it may cause the market price of our common shares to decline.

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, may adversely affect the market price of our common shares and may make it more difficult for shareholders to sell their common shares at a time and price which they deem appropriate.

Our classified board structure may prevent a change in our control.

Our board of directors is divided into three classes of directors. Each year one class of directors is elected by the shareholders for a three year term. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our shareholders.

There are provisions in our Bye-laws that reduce the voting rights of voting common shares that are held by a person or group to the extent that such person or group holds more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter.

In general, and except as provided below, shareholders have one vote for each voting common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2007, there were 74,205,749 voting common shares, of which 6,745,303 voting common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.

In addition, we have the authority under our Bye-laws to request information from any shareholder for the purpose of determining ownership of controlled shares by such shareholder.

There are regulatory limitations on the ownership and transfer of our common shares which could result in the delay or denial of any transfers shareholders might seek to make.

The BMA must approve all issuances and transfers of securities of a Bermuda exempted company like us. We have received permission from the BMA to issue our common shares, and for the free transferability of our common shares as long as the common shares are listed on the New York Stock Exchange or other appointed exchange, to and among persons who are residents and non-residents of Bermuda for exchange control purposes. Any other transfers remain subject to approval by the BMA and such approval may be denied or delayed.

A shareholder of our company may have greater difficulties in protecting its interests than as a shareholder of a U.S. corporation.

The Companies Act 1981 (the “Companies Act”), which applies to our company, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Bye-laws, some of these differences may result in a shareholder having greater difficulties in protecting its interests as a shareholder of our company than it would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly owned subsidiary, what rights a shareholder may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

We are a Bermuda company and it may be difficult for our shareholders to enforce judgments against us or against our directors and executive officers.

We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, George Reeth, Joseph E. (Jeff) Consolino, C. Jerome Dill and Conan Ward reside in Bermuda, Edward Noonan and Stuart Mercer maintain residences in both Bermuda and the United States, Michael Belfatti resides in the United States and Rupert Atkin, Gilles Bonvarlet and Michael Carpenter reside in the United Kingdom. Of our directors, Edward Noonan maintains residences in both Bermuda and the United States, George Reeth resides in Bermuda, Jean-Marie Nessi resides in France and the remainder reside in the United States.

We have been advised by Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named herein, predicated upon the civil liability provisions of the U.S. federal securities laws, or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Bermuda counsel that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts in civil and commercial matters, and there are grounds upon which Bermuda courts may decline to enforce the judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to public policy in Bermuda. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for our shareholders to recover against us based upon such judgments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company and Validus Re currently occupy office space in Hamilton, Bermuda under a lease expiring on August 31, 2011. Validus Research Inc. currently occupies office space in Waterloo, Canada under a lease expiring on February 28, 2018. Validus Reaseguros, Inc. currently occupies office space in Miami, United States under a lease expiring on March 29, 2011. Talbot currently occupies office space in London, England under a lease expiring on December 24, 2013 and in Singapore under a lease expiring on December 14, 2008. We believe that our current office space is suitable for the foreseeable future.

Item 3.	Legal Proceedings

We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

The following table provides information regarding our executive officers and key employees as of March 6, 2008:

Name	Age	Position

Edward J. Noonan	49	Chairman of the Board of Directors and Chief Executive Officer
George P. Reeth	51	President and Deputy Chairman
C.N. Rupert Atkin	49	Chief Executive Officer of the Talbot Group
Michael J. Belfatti	37	Executive Vice President and Chief Actuary
Gilles A. M. Bonvarlet	44	Chief Operating Officer of the Talbot Group
Michael E.A. Carpenter	58	Chairman of the Talbot Group
Joseph E. (Jeff) Consolino	41	Executive Vice President and Chief Financial Officer
C. Jerome Dill	47	Executive Vice President and General Counsel
Stuart W. Mercer	48	Executive Vice President and Chief Risk Officer
Conan M. Ward	40	Executive Vice President and Chief Underwriting Officer

Edward J. Noonan has been chairman of our board and the chief executive officer of the Company since its formation. Mr. Noonan has 27 years of experience in the insurance and reinsurance industry, serving most recently as the acting chief executive officer of United America Indemnity Ltd. (Nasdaq: INDM) from February 2005 through October 2005 and as a member of the board of directors from December 2003 to May 2007. Mr. Noonan served as president and chief executive officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Mr. Noonan is also a director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.

George P. Reeth has been president and deputy chairman of the Company since its formation and has senior operating and distribution responsibilities. Mr. Reeth, who has 30 years experience in the insurance and reinsurance industry, was a senior executive with Willis Group Limited from 1992 to 2005 and was chairman & chief executive officer of North American Reinsurance Operations for Willis Re Inc. from 2000 to 2005. Prior to Willis, Mr. Reeth was executive vice president at Wilcox, Inc.

C. N. Rupert Atkin began his career at the Alexander Howden Group in 1980 before moving to Catlin Underwriting Agencies in 1984. After six years at Catlin he left to join Talbot, then Venton Underwriting Ltd, heading up the marine classes of business within Syndicate 376. In 1995 Syndicate 1183 was constituted with Mr. Atkin as the Active Underwriter. In 2000 Syndicate 1183 was merged back into Syndicate 376. The syndicate was reconstituted once again following the management led buyout of the Talbot group in November 2001. Following the sale of Talbot to Validus in the summer of 2007 Mr. Atkin was appointed as Chief Executive Officer of Talbot. Mr. Atkin is also a director of 1384 Capital Ltd, a company incorporated in England & Wales and supporting the underwriting of the Talbot Group’s syndicate for the 2005, 2006 and 2007 years of account. Mr. Atkin was appointed to the Council of Lloyd’s in 2007.

Michael J. Belfatti joined the Company in January 2008 as executive vice president and chief actuary. Mr. Belfatti has 14 years of experience in the insurance and reinsurance industry, serving most recently as senior consultant and Philadelphia location manager of the Tillinghast Insurance Consulting business of Towers Perrin from 2005 through 2007. Mr. Belfatti also held the position of director within the financial function of CIGNA Group Insurance in 2005. Prior to that, Mr. Belfatti was senior vice president and chief actuary of ACE Financial Solutions from 2000 to 2004.

Gilles A. M. Bonvarlet has been Talbot’s chief operating officer since 2004 when he joined the group. From 1994 through 2004 Mr. Bonvarlet was with the Brockbank Group, which became a part of XL Capital where he was, among other things, CFO of XL London Market Group and Managing Director of XL London Market Ltd. Mr. Bonvarlet began his career in 1988 at CIC Union Européene International Bank before moving to Coopers and Lybrand where he remained for five years. Between 1995 and 2000, Mr. Bonvarlet was a committee member of the Lloyd’s Underwriting Agents Association and a member of various other committees such as the Lloyd’s Business Development Unit Board. Mr. Bonvarlet served on the Lloyd’s Market Board from 2001 to 2002.

Michael E. A. Carpenter joined Talbot in June 2001 as the chief executive officer. Following the sale of Talbot to Validus in the summer of 2007 Mr. Carpenter was appointed as Chairman. Mr. Carpenter is also a director of 1384 Capital Ltd, a company incorporated in England & Wales and supporting the underwriting of the Talbot Group’s syndicate for the 2005, 2006 and 2007 years of account.

Joseph E. (Jeff) Consolino has been executive vice president and chief financial officer of the Company since March 2006. Mr. Consolino has over 15 years of experience in the financial services industry, specifically in providing investment banking services to the insurance industry, and most recently served as a managing director in Merrill Lynch’s Financial Institutions Group specializing in insurance company advisory and financing transactions. He serves as a Director of National Interstate Corporation, a property and casualty company based in Ohio and of AmWINS Group, Inc., a wholesale insurance broker based in North Carolina.

C. Jerome Dill has been executive vice president and general counsel of the Company since April 1, 2007. Prior to joining the Company, Mr. Dill was a partner with the law firm of Appleby Hunter Bailhache, which he joined in 1986. Mr. Dill serves on the Board of Directors of Bermuda Commercial Bank.

Stuart W. Mercer has been executive vice president and chief risk officer of the Company since its formation. Mr. Mercer has over 18 years of experience in the financial industry focusing on structured derivatives, energy finance and reinsurance. Previously, Mr. Mercer was a senior advisor to DTE Energy Trading.

Conan M. Ward has been executive vice president and chief underwriting officer of the Company since January 2006. Mr. Ward has over 15 years of insurance industry experience. Mr. Ward was executive vice president of the Global Reinsurance division of Axis Capital Holdings, Ltd. from November 2001 until November 2005, where he oversaw the division’s worldwide property catastrophe, property per risk, property pro rata portfolios. He is one of the founders of Axis Specialty, Ltd and was a member of the operating board and senior management committee of Axis Capital. From July 2000 to November 2001, Mr. Ward was a senior vice president at Guy Carpenter & Co.

PART II

All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 5.	Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares, $0.175 par value per share, are listed on the New York Stock Exchange under the symbol “VR”.

The following tables sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite Tape, of the Company’s common shares per fiscal quarter commencing from the Company’s IPO on July 25, 2007.

	High	Low

2007:
3rd Quarter	$25.28	$21.11
4th Quarter	$26.59	$24.73

There were approximately 70 record holders of our common shares as of December 31, 2007. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the period from the Company’s IPO, July 25, 2007, through December 31, 2007 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of an index of the Company’s peer group. The peer group index is comprised of the following companies: ACE Limited, Arch Capital Group Limited, Aspen Insurance Holdings Limited, Allied World Assurance Company Holdings, Ltd., Axis Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Flagstone Reinsurance Holdings Group Limited, Greenlight Capital Re Ltd., IPC Holdings Ltd., Max Capital Group Ltd., Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd., Transatlantic Holdings Inc., and XL Capital Ltd.

Dividend Policy

On February 20, 2008 the Company announced a quarterly cash dividend of $0.20 per share payable on March 17, 2008 to holders of record on March 3, 2008. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Validus Re and Talbot to pay dividends to us. Each of the subsidiaries is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. The Insurance Act provides that these subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiary to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2007, Bermuda statutory restrictions permit Validus Re and Talbot to pay dividends of up to $1.4 billion and $209.0 million, respectively, to the Company. In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries. On May 16, 2007, A.M. Best placed our financial strength ratings under review with negative implications. See “Business — Regulation — Bermuda,” “Risk Factors — Risks Related to Ownership of Our Common Shares — Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot,” “Risk Factors — Risks Related to Our Company — We depend on ratings by A.M. Best Company. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares.”

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6.	Selected Financial Information

The summary consolidated statement of operations data for the years ended December 31, 2007 and December 31, 2006 and the period ended December 31, 2005 and the summary consolidated balance sheet data as of December 31, 2007 and December 31, 2006 are derived from our audited consolidated financial statements. On July 2, 2007 the Company acquired Talbot Holdings Ltd. (“Talbot”) and is consolidating Talbot effective as of that date. As a result, Talbot is only included in the Company’s consolidated results from July 2, 2007 through December 31, 2007. Talbot is not included in consolidated results for the year ended December 31, 2006 and the first six months of 2007.

You should read the following summary consolidated financial information together with the other information contained in this annual report on form 10K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report on form 10K.

The following table is derived from audited results for the years ended December 31, 2007 and December 31, 2006 and the period from October 19, 2005, the date of our incorporation, to December 31, 2005:

	Year Ended	Year Ended	Period Ended
	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands, except share and per share amounts)

Revenues
Gross premiums written	$988,637	$540,789	—
Reinsurance premiums ceded	(70,210)	(63,696)	—

Net premiums written	918,427	477,093	—
Change in unearned premiums	(60,348)	(170,579)	—

Net premiums earned	858,079	306,514	—
Net investment income	112,324	58,021	2,032
Net realized gains (losses) on investments	1,608	(1,102)	39
Net unrealized gains on investments(1)	12,364	—	—
Other income	3,301	2,157	—
Foreign exchange gains (losses)	6,696	—	—

Total revenues	994,372	365,590	2,071
Expenses
Losses and loss expenses	283,993	91,323	—
Policy acquisition costs	134,277	36,072	—
General and administrative expenses(2)	100,765	38,354	2,367
Share compensation expenses	16,189	7,878	290
Finance expenses	51,754	8,789	—
Fair value of warrants issued	2,893	77	49,122

Total expenses	589,871	182,493	51,779

Net income before taxes	404,501	183,097	(49,708)
Taxes	1,505	—	—
Net income (loss)	402,996	183,097	(49,708)

Comprehensive income (loss)
Unrealized gains arising during the period(1)	—	(332)	144
Foreign currency translation adjustments	(49)	—	—
Adjustment for reclassification of losses realized in income	—	1,102	(39)

Comprehensive income (loss)	$402,947	$183,867	$(49,603)

	Year Ended	Year Ended	Period Ended
	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands, except share and per share amounts)

Earnings per share(3)
Weighted average number of common shares and common share equivalents outstanding
Basic	65,068,093	58,477,130	58,423,174
Diluted	67,786,673	58,874,567	58,423,174
Basic earnings per share	$6.19	$3.13	$(0.85)

Diluted earnings per share	$5.95	$3.11	$(0.85)

Selected financial ratios
Losses and loss expenses ratio(4)	33.1%	29.8%	—
Policy acquisition cost ratio(5)	15.6%	11.8%	—
General and administrative expense ratio(6)	13.3%	15.1%	—
Expense ratio(7)	28.9%	26.9%	—
Combined ratio(8)	62.0%	56.7%	—

Return on average equity(9)	26.9%	17.0%	NM

The following table sets forth summarized balance sheet data as of December 31, 2007, 2006 and 2005:

	As of	As of	As of
	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands, except share and per share amounts)

Summary Balance Sheet Data:
Investments at fair value	$2,662,021	$1,376,387	$610,800
Cash and cash equivalents	444,698	63,643	398,488
Total assets	4,144,224	1,646,423	1,014,453
Unearned premiums	557,344	178,824	—
Reserve for losses and loss expenses	926,117	77,363	—
Junior Subordinated Deferrable Debentures	350,000	150,000	—
Total shareholders’ equity	1,934,800	1,192,523	999,806
Book value per common share(10)	26.08	20.39	17.11
Diluted book value per common share(11)	24.00	19.73	16.93

NM — Not meaningful

(1)	The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000, previously included in accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and has no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments were accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such all unrealized gains and losses are included in net income.

(2)	General and administrative expenses for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005 include $4,000,000, $1,000,000 and $0, respectively, related to our Advisory Agreement with Aquiline. Our Advisory Agreement with Aquiline terminated upon completion of our IPO, in connection with which recorded general and administrative expense of $3,000,000 in the third quarter of the year ended December 31, 2007.

(3)	FAS 123R require that any unrecognized stock-based compensation expense that will be recorded in future periods be included as proceeds for purposes of treasury stock repurchases, which is applied against the unvested restricted shares balance. On March 1, 2007 we effected a 1.75 for one reverse stock split of our outstanding common shares. The stock split does not affect our financial statements other than to the extent it decreases the number of outstanding shares and correspondingly increases per share information for all periods presented. The share consolidation has been reflected retroactively in these financial statements.

(4)	The loss and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(5)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(6)	The general and administrative expense ratio for the year ended December 31, 2007 is calculated by dividing the total of general and administrative expenses plus share compensation expenses less the $3,000,000 Aquiline termination fee by net premiums earned. The general and administrative expense ratio for the year ended December 31, 2006 is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned.

(7)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(8)	The combined ratio is calculated by combining the loss ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(9)	Return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Quarterly average shareholders’ equity is the annualized average of the beginning and ending shareholders’ equity balances. Annual average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.

(10)	Book value per common share is defined as total shareholders’ equity divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(11)	Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s consolidated results of operations for the three months and year ended December 31, 2007 and 2006 and the Company’s consolidated financial condition and liquidity and capital resources at December 31, 2007 and December 31, 2006. The Company completed the acquisition of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007. As a result, Talbot is only included in the Company’s consolidated results from July 2, 2007 through December 31, 2007. Talbot is not included in consolidated results for the year ended December 31, 2006 and the first six months of 2007. This discussion and analysis pertains to the results of the Company inclusive of Talbot from the date of acquisition. Talbot 2006 results are included in discussion of segment results for comparison purposes only and are not consolidated in the Company results for 2006 periods. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal years ended December 31, 2007 and 2006.

The Company was formed on October 19, 2005 and has limited historical financial and operating information. Insurance and reinsurance companies face substantial risk in their initial stages of development. See “Cautionary Note Regarding Forward-Looking Statements”. In addition, for a variety of reasons, including the Company’s recent formation, the acquisition of Talbot and relatively few significant catastrophe events in 2006 and 2007, the Company’s historical financial results may not accurately indicate future performance.

Executive Overview

The Company underwrites from two distinct global operating subsidiaries, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating subsidiary, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages syndicate 1183 at Lloyd’s, and

Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yachts, marinas and fine art business on behalf of the Talbot syndicate and others.

The Company’s strategy is to concentrate primarily on short-tail risks, which is an area where management believes current prices and terms provide an attractive risk adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.

Written premiums are a function of the number and type of contracts written, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 inception and renewal periods, while most insurance and specialty lines are written throughout the year. Written premiums are generally highest in the first quarter and lowest during the fourth quarter of the year. Gross premiums written for pro rata programs are initially recorded as estimates and are adjusted as actual results are reported by the cedant during the period. Pro rata reinsurance is a type of reinsurance whereby the reinsurer indemnifies the policyholder against a predetermined portion of losses. Earned premiums do not necessarily follow the written premium pattern as premiums written are primarily earned ratably over the contract term, which is ordinarily twelve months, although many pro rata contracts are written on a risks attaching basis, which means that the contracts cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract, and are generally earned over a 24 month period, which is the risk period of the underlying (twelve month) policies. Premiums are generally due in monthly or quarterly installments.

The following are the primary lines in which the Company conducts business:

Property:  Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance. Property catastrophe includes reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. In property pro rata contracts the reinsurer shares the premiums as well as the losses and expenses in an agreed proportion with the cedant. Talbot primarily writes direct and facultative property insurance, lineslips and binding authorities and a limited amount of property treaty. The business written is principally commercial and industrial insurance. The business is short-tail with risks generally earned within two years.

Marine:  The Company underwrites insurance and reinsurance on marine risks covering damage to or losses of marine vessels or cargo, yachts and marinas, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Talbot primarily underwrites marine insurance on a direct and facultative basis. Validus Re underwrites marine reinsurance on an excess of loss basis, and to a lesser extent, on a pro rata basis.

Specialty:  The Company underwrites other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health and workers’ compensation catastrophe. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, Validus Re’s other specialty lines are primarily written on an excess of loss basis. Talbot underwrites war, political risks, political violence, financial institutions, contingency, bloodstock and livestock, accident and health, and aviation and other treaty. With the exception of aviation and other treaty, most of the Talbot specialty business is written on a direct or facultative basis or through a binding authority or coverholder.

Income from the Company’s investment portfolio is primarily comprised of interest income on fixed maturity investments net of investment expenses and net realized/unrealized gains/losses on investments. A significant portion of the Company’s contracts provide short-tail coverage for damages resulting mainly from natural and man-

made catastrophes, which means that the Company could become liable for a significant amount of losses on short notice. Accordingly, the Company has structured its investment portfolio to preserve capital and maintain a high level of liquidity, which means that the large majority of the Company’s investment portfolio consists of short-term fixed maturity investments. The Company’s fixed income investments are classified as trading. Under U.S. GAAP, these securities are carried at fair value, and unrealized gains and losses are included in net income in the Company’s consolidated statements of operations and comprehensive income.

The Company’s expenses consist primarily of losses and loss expenses, acquisition costs, general and administrative expenses, and finance expenses related to debentures and our credit facilities. Organizational expenses and expenses associated with the issuance of warrants were also incurred in the first quarter of 2006 as well as in the period ended December 31, 2005. New warrants were issued in the third quarter of 2007 due to an anti-dilution provision of the warrants arising from the issuance of securities related to the Talbot acquisition. Expenses related to the issuance of warrants are included in the line item “Fair value of warrants issued” in the Company’s consolidated statements of operations and comprehensive income.

Losses and loss expenses are a function of the amount and type of insurance and reinsurance contracts written and of the loss experience of the underlying risks. Reserves for losses and loss expense include a component for outstanding case reserves for claims which have been reported and a component for losses incurred but not reported. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, may result in losses and loss expenses materially different than the reserve initially established. Changes to prior year loss reserves will affect current underwriting results by increasing net income if a portion of the prior year reserves prove to be redundant or decreasing net income if the prior year reserves prove to be insufficient. Adjustments resulting from new information will be reflected in income in the period in which they become known. The Company’s ability to estimate losses and loss expenses accurately, and the resulting impact on contract pricing, is a critical factor in determining profitability.

Since most of the lines of business underwritten have large aggregate exposures to natural and man-made catastrophes, the Company expects that claims experience will often be the result of relatively few events of significant severity. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could potentially have a material adverse effect on, the Company’s financial condition, results of operations, and ability to write new business. The acquisition of Talbot mitigates these risks by providing us with significant benefits in terms of product line and geographic diversification.

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

Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The large industry losses in 2004 and 2005 led to an increase in the perception of catastrophe risk by market participants creating a supply/demand imbalance for reinsurance capacity. The Company was formed in October 2005 to take advantage of these opportunities; we have also built our operations so that we may effectively take advantage of future market conditions as they develop. Talbot, which the Company acquired on July 2, 2007, has also seen an increase in insurance and reinsurance rates in the aftermath of 2005.

In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. Such rate increases were most significant in the United States catastrophe-exposed lines of business. For risks outside of the U.S., or for risks which were not substantially exposed to catastrophes, rate increases were more modest, or in some cases, decreased. During the year ended December 31, 2007 and the 2008 January renewal period, the Company experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers may increase the supply of insurance and reinsurance which could affect pricing. An increase in the supply of insurance and reinsurance could accelerate rate decreases.

Management believes the supply and demand pressures which exerted upward pressure on prices in peak U.S. property zones in 2006 will continue to decline in the near term, assuming normal catastrophe activity.

Following significant losses from Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in 2005, the marine and offshore energy insurance and reinsurance accounts experienced material price increases and more restrictive conditions. Losses resulting from Katrina affected nearly all lines of business written within the marine class and reinsurance and retrocessional capacity has been reduced sharply. Management believes that many reinsurers withdrew from marine and energy business and remaining reinsurers increased pricing and tightened conditions across all sectors. In addition to rate increases, coverage terms have become more restrictive including increased use of mutually exclusive pillars and other parametric devices.

We underwrite global specialty property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. The relatively low claim experience for Validus Re has been the result of few events of high magnitude. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could have a material adverse effect on, the Company’s financial condition and results and ability to write new business. This volatility will affect results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these trends when pricing contracts.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the following accounting policies are critical to the Company’s operations as the application of these policies requires management to make significant judgments. Management believes the items that require the most subjective and complex estimates are (1) reserve for losses and loss expenses and (2) premiums and (3) reinsurance premiums ceded and reinsurance recoverables.

Reserve for Losses and Loss Expenses.  For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability incurred for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR reserves”). For insurance and reinsurance business, the IBNR reserves include provision for circumstances that have occurred but not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate value is not yet known). Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated on an implicit basis via the direct projection of total IBNR, and ACRs are not used.

Loss reserve estimates for insurance and reinsurance business are not precise in that they deal with the inherent uncertainty in the outcome of insurance and reinsurance claims made on the Company, many of which have not yet been reported to the Company. Estimating loss reserves requires management to make assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors. These estimates and judgments are based on numerous factors, and may be revised over time as additional experience or other data becomes available, as new or improved methodologies are developed or as current laws change.

As predominantly a broker market insurer and reinsurer, the Company must rely on loss information reported to us by brokers from clients, where such information is often incomplete or changing. The quality and type of information received varies by client and by the nature of the business, insurance or reinsurance.

For insurance business, for risks that the Company leads, the Company receives from brokers details of potential claims, on the basis of which the Company’s loss adjusters make estimates of the likely ultimate outcome of the claims. For insurance business where another company is the lead, the Company additionally receives and reviews case estimates from the lead insurer. In determining these reserves, the Company takes into account a number of factors including the facts and circumstances of the individual claim, the nature of the coverage, and historical information about its experience on similar types of claims. The sum of the individual claim estimates for lead and follow business constitutes the case reserves.

For reinsurance business, the Company typically receives from brokers details of paid losses and estimated case reserves recorded by the ceding company. In addition to this, the ceding company’s estimated provision for IBNR losses is sometimes also available, although this in itself introduces additional uncertainty owing to the differing and typically unknown reserving practices of ceding companies.

There will also be a time lag between a loss occurring and it being reported, first by the original claimant to its insurer, via the insurance broker, and for reinsurance business, subsequently from the insurer to the reinsurer via the reinsurance broker.

The Company writes a mix of predominantly short-tail business, both insurance and reinsurance. The combination of low claim frequency and high claim severity that is characteristic of much of this short-tail business makes the available data more volatile and less reliable for predicting ultimate losses. For example, in property lines, there can be additional uncertainty in loss estimation related to large catastrophe events, whether natural or man-made. With winds events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take longer as buildings are discovered to have structural weaknesses not initially detected.

The Company additionally writes a relatively small amount of longer tail insurance business, predominantly financial institutions and marine and energy liabilities. For such business, the time from the occurrence of a claim to its being reported, and in particular, the subsequent time before settlement of the claim, can be years, in which time additional facts regarding individual claims and trends often will become known and current laws and case law may change.

Taken together, these issues add considerable uncertainty to the process of estimating ultimate losses, hence loss reserves, and this uncertainty is increased for reinsurance business compared with insurance business due to the additional parties in the chain of reporting from the original claimant to the reinsurer.

As a result of the uncertainties described above, the Company must estimate IBNR reserves, which consist of a provision for future development on known loss events, as well as a provision for claims which have occurred but which have not yet been reported to us by clients. Because of the degree of reliance that is necessarily placed on brokers and (re)insured companies for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business underwritten, and, for reinsurance business, the varying reserving practices among ceding companies as described above, reserve estimates are highly dependent on management’s judgment and are subject to uncertainty.

The Company strives to take account of these uncertainties in the judgments and assumptions made when establishing loss reserves, but it is not possible to eliminate the uncertainties. As a result, there is a risk that the Company’s actual losses may be higher or lower than the reserves booked.

For the Company’s insurance business written by Talbot, where a longer reserving history exists, the Company examines the development of its own historical paid and incurred losses to identify trends, which it then incorporates into the reserving process where it deems appropriate.

For the Company’s reinsurance business, especially that written by Validus Re where the Company relies more heavily on information provided by clients in order to assist it in estimating reserves, the Company performs certain processes in order to help assess the completeness and accuracy of such information as follows:

1. In addition to information received from clients on reported claims, the Company also uses information on the patterns of client loss reporting and loss settlements from previous events in order to estimate the Company’s ultimate liability related to these events.

2. The Company uses reinsurance industry information in order to perform consistency checks on the data provided by ceding companies and to identify trends in loss reporting and settlement activity. The Company incorporates such information in establishing reinsurance reserves.

3. For both insurance and reinsurance business, the Company supplements the loss information received from clients with loss estimates developed by market share techniques and third party catastrophe models when such information is available.

Although there is normally a lag in receiving reinsurance data from cedants, the Company currently has no backlog related to the processing of assumed reinsurance information. The Company actively manages its relationships with brokers and clients and considers existing disputes with counterparties to be in the normal course of business.

As described above, the reserve for losses and loss expenses includes both a component for outstanding case reserves for claims which have been reported and a component for IBNR reserves. IBNR reserves are the difference between ultimate losses and reported losses, where reported losses are the sum of paid losses and outstanding case reserves. Ultimate losses are estimated by management using various actuarial methods, including exposure-based and loss-based methods, as well as other qualitative assessments regarding claim trends.

The Company uses a reserving methodology that establishes a point estimate for ultimate losses. The point estimate represents management’s best estimate of ultimate losses and loss expenses. The Company does not select a range as part of its loss reserving process. The extent of reliance on management judgment in the reserving process differs depending on the circumstances surrounding the estimations, including the volume and credibility of data, the perceived relevance of historical data to future conditions, the stability or lack of stability in the Company’s operational processes for handlings losses (including claims practices and systems) and other factors. The Company reviews its reserving assumptions and methodologies on a quarterly basis. Two of the most critical assumptions in establishing reserves are loss emergence patterns and expected (or “prior”) loss ratios. Loss emergence patterns are critical to the reserving process as they can be one key indicator of the ultimate liability. A pattern of reported loss emergence different from expectations may indicate a change in the loss climate and may thus influence the estimate of future payments that should be reflected in reserves. Expected loss ratios are a primary component in the Company’s calculation of estimated ultimate losses for business at an early stage in its development.

Loss emergence patterns for the business written by Talbot are generally derived from the Company’s own historic loss development triangulations, supplemented in some instances by Lloyd’s market data. For the business written by Validus Re, where the Company’s own historic loss development triangulations are currently more limited, greater use is made of market data including reinsurance industry data available from organizations such as statistical bureaus and consulting firms, where appropriate. Expected loss ratios are estimated in a variety of ways, largely dependent upon the data available. Wherever it deems appropriate, management incorporates the Company’s own loss experience in establishing initial expected loss ratios and reserves. This is particularly true for the business written by Talbot where a longer reserving history exists and expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. For reinsurance business, expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in these models is collected by underwriters and actuaries during the initial pricing of the business.

Other methodologies are also used by the Company in the reserving process for specific types of claims or events, such as catastrophic or other specific major events. These include estimation based on vendor catastrophe models and analyses of specific industry events, such as large claims or lawsuits.

Management anticipates that the loss estimates will be subject to annual corroborative review by independent actuaries using generally accepted actuarial principles.

The Company’s three lines of business, property, marine and specialty are exposed to event-related risks that are generally reported and paid within three years of the event except for financial institutions and marine liability. The Company estimates that 86.1% of its current reserves will be paid within three years. The Company writes longer tail business in its financial institutions and energy and marine liabilities lines. Factors contributing to uncertainty in reserving for these lines include longer duration of loss development patterns, difficulty applying older loss experience to newer years, and the possibility of future litigation. The Company considers these factors when reserving for longer tail lines.

As described above, for all lines of business, the Company’s reserve for losses and loss adjustment expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, ACR, and (3) IBNR reserves. For both Talbot and Validus Re, IBNR is established separately for large or catastrophe losses and smaller “attritional” losses. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:

1. Case reserves — Case reserves generally are analyzed and established by the Company’s claims department on all lines, making use of third party input where appropriate (including, for the reinsurance business, reports of losses from the ceding companies). For insurance business where Talbot is not the Lead underwriter on the business, the case reserves are established by the lead underwriter and validated by central Lloyd’s market claims bureau, with a sample reviewed by Talbot.

2. ACR reserves — ACRs are established for Validus Re business by our claims department in cases where we believe the case reserves reported by the cedant require adjustment. ACRs supplement case reserves based on information obtained through ceding company audits or other sources. ACRs are not used at Talbot as claim volumes are generally greater and thus the potential for future variation in case reserve estimates on known claims often can be analyzed at an aggregate level using historical data.

3. IBNR reserves:

a. Large or catastrophe events — IBNR reserves are established for all lines based on the Company’s estimates for known loss events for which not all claims have been reported to the Company. In establishing such IBNR, the Company accumulates loss information from modeling agencies, where possible, and publicly available sources. The loss information is applied to the Company’s book of in-force contracts using internal and third party vendor models to establish an estimate of the Company’s ultimate exposure to the loss event. Paid losses, case reserves and additional case reserves are deducted from the ultimate to ascertain the IBNR estimate for individual large claims or catastrophe events.

b. Attritional losses — IBNR reserves are established using some combination of the actuarial methods described above, including the Chain Ladder method, the Generalized Cape Cod method and the Bornhuetter-Ferguson method. In situations where limited historic development data is available and/or the year being analyzed is more recent (less mature), the expected loss method and the Bornhuetter-Ferguson method are more commonly used. Under all methods used at both Validus Re and Talbot, an ultimate loss amount is established. Paid losses, case reserves and additional case reserves are then deducted from the ultimate to ascertain the attritional IBNR reserves.

For all sources of IBNR, net reserves are estimated by first estimating gross IBNR reserves, then estimating reinsurance recoverables on IBNR. To date, reinsurance recoverables are most material for the business written by Talbot.

The Company’s reserving methodology was not changed in the quarter ended December 31, 2007 from the methodology used in the year ended December 31, 2006 for either Validus Re or Talbot. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2007 were $926.1 million and $134.4 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by business segment at December 31, 2007.

	At December 31, 2007
			Total Gross
			Reserve
	Gross Case	Gross	for Losses and
	Reserves	IBNR	Loss Expenses
	(Dollars in thousands)

Validus Re	$71,994	$124,819	$196,813
Talbot	391,377	337,927	729,304

Total	$463,371	$462,746	$926,117

Management’s best estimate of the gross reserve for losses and loss expenses at December 31, 2006 was $77.4 million. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2006.

	At December 31, 2006
			Total Gross
			Reserve
	Gross Case	Gross	for Losses and
	Reserves	IBNR	Loss Expenses
	(Dollars in thousands)

Validus Re	$38,114	$39,249	$77,363
Talbot	—	—	—

Total	$38,114	$39,249	$77,363

To the extent insurance and reinsurance industry data is relied upon to aid in establishing reserve estimates, there is a risk that the data may not match the Company’s risk profile or that the industry’s reserving practices overall differ from those of the Company and its clients. In addition, reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event. These factors further contribute to the degree of uncertainty in the reserving process.

The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different from the reserves initially established. Changes to prior year reserves will affect current period underwriting income by increasing income if the prior year ultimate losses are reduced or decreasing income if the prior year ultimate losses are increased. The Company expects volatility in results in periods when significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have both occurred and are expected to give rise to a claim. As a result, the Company is not allowed to record contingency reserves to account for expected future losses. The Company anticipates that claims arising from future events will require the establishment of substantial reserves in future periods.

Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results, financial condition and liquidity. Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2007 is $791.7 million. The following tables show the effect on net reserves for losses and loss expenses as of December 31, 2007 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently.

Net reserve for losses and loss expenses at December 31, 2007 — Sensitivity to loss emergence patterns

Reserve for Losses
Change in Assumption	and Loss Expenses
(Dollars in thousands)

Six month deceleration	$684,214
Three month deceleration	732,199
No change (selected)	791,713
Three month acceleration	859,055
Six month acceleration	929,881

Net reserves for loss and loss expenses at December 31, 2007 — Sensitivity to expected loss ratios

Reserve for Losses
Change in Assumption	and Loss Expenses
(Dollars in thousands)

10% favorable	$760,205
5% favorable	775,960
No change (selected)	791,713
5% unfavorable	807,466
10% unfavorable	823,217

The most significant variance in the above scenarios, six month acceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $138.2 million. In the Company’s judgment, such a variance would not have a material impact on the liquidity or financial position of the Company.

Management believes that the reserve for losses and loss expenses is sufficient to cover expected claims incurred before the evaluation date on the basis of the methodologies and judgments used to support its estimates. However, there can be no assurance that actual payments will not vary significantly from total reserves. The reserve for losses and loss expenses and the methodology of estimating such reserve are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

Premiums.  For insurance business, written premium estimates are informed by the business plan estimates of premiums by class, the aggregate of underwriters’ estimates on a policy-by-policy basis, and projections of ultimate premiums using generally accepted actuarial methods. In particular, direct insurance premiums are recognized in accordance with the type of contract written. The majority of our insurance premium is accepted on a direct open market or facultative basis. We receive a premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will adjust only if the underlying insured values adjust. We actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable.

For business written on a facility basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by the facility; historical premium volume of similar facilities; the estimates provided by the broker; and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums. In the year ended December 31, 2007, premiums written on a facility basis accounted for $169.8 million or 24.7% of total gross premiums written at Talbot.

For reinsurance business where the assumed reinsurance premium is written on an excess of loss or on a pro rata basis, reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly cedants must estimate such premiums when purchasing reinsurance coverage. For excess of loss contracts, the deposit premium is defined in the contract. The deposit premium is based on the client’s estimated premiums, and this estimate is the amount recorded as written premium in the period the risk incepts. In the majority of cases, these contracts are adjustable at the end of the contract period to reflect the changes in underlying risks during the contract period. Subsequent adjustments, based on reports by the clients of actual premium, are recorded in the period in which the cedant reports are received, which would normally be reported within six months to one year subsequent to the expiration of the contract. For pro rata reinsurance contracts, an estimate of written premium is recorded in the period in which the risk incepts. The written premiums estimate is based on the pro rata cession percentage, on information provided by ceding companies and on management’s judgment. Management critically evaluates the information provided by ceding companies based on experience with the cedant, broker and the underlying book of business. Subsequent adjustments are recorded when the actual premiums are reported by the ceding company. Reporting by the ceding company may be on a three or six month lag and may be significantly different from the original estimate.

The Company evaluates the appropriateness of these premium estimates based on the latest information available, which may include actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as an assessment of relevant economic conditions.

For contracts written on a losses occurring basis or claims made basis, premium income is generally earned proportionately over the expected risk period, usually 12 months. For all other contracts, comprising contracts written on a risks attaching basis, premiums are generally earned over a 24 month period due to the fact that some of the underlying exposures may attach towards the end of the contract, and such underlying exposures generally have a 12 month coverage period. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is presented on the consolidated balance sheet as unearned premiums.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)

Proportional	$193,598	13.9%	$161,512	13.6%	19.9%
Non-proportional	1,196,225	86.1%	1,027,929	86.4%	16.4%

Total	$1,389,823	100.0%	$1,189,441	100.0%	16.8%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

As a company with a short operating history, we have limited past history that reflects how our premium estimates will develop. Furthermore, past experience may not be indicative of how future premium estimates develop. Gross premiums written on a proportional basis are recorded using estimated premiums and thus are the portion of the Company’s business that may be subject to adjustment. The Company re-evaluates estimates on a quarterly basis taking into consideration information obtained since the estimate was established, including information received from the cedant (and validated in a manner similar to how the Company evaluates cedant loss information). Based on information received, management has not made material adjustments to premium estimates to date. The Company believes that reasonably likely changes in assumptions made in the estimation process would not have a significant impact on gross premiums written as recorded.

Where contract terms on excess of loss contracts require the mandatory reinstatement of coverage after a client’s loss, the mandatory reinstatement premiums are recorded as written and earned premiums when the loss event occurs.

Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2007 no provision for doubtful accounts is necessary for receivables from cedants.

Reinsurance Premiums Ceded and Reinsurance Recoverables.  As discussed in “Business — Risk Management”, the Company primarily uses ceded reinsurance for risk mitigation purposes in its Talbot segment. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance.

For excess of loss business, the amount of premium payable is usually contractually documented at inception and management judgment is only necessary in respect of any loss-related elements of the premium, for example reinstatement or adjustment premiums, and loss-related commissions. The full premium is recorded at inception and if the contract is purchased on a “losses occurring during” basis, the premium is earned on a straight line basis over the life of the contract. If the policy is purchased on a “risks attaching during” basis, the premium is earned in line with the inwards gross premiums to which the risk attaching relates. After the contract has expired, a No Claims Bonus may be received for certain policies, and this is recorded as a reinsurance premium adjustment in the period in which it can be reasonably determined.

Very little proportional reinsurance is purchased. This is recorded and earned in line with the underlying inwards premium.

Reinsurance receivable and reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a reserve for non-recoverability. As at December 31 2007, reinsurance recoverable balances were $134.4 million and reinsurance receivable balances were $7.8 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

Our ceded unpaid losses and loss expense consists of two elements, those for reported losses and those for losses incurred but not reported (“IBNR”). Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see “Reserve for Losses and Loss expenses”). As at December 31 2007, ceded IBNR recoverable balances were $35.3 million.

Although our reinsurance receivable and reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, we use judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31 2007, we had a provision for non-recoverability of $3.1 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.

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

At December 31, 2007, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.

Segment Reporting

Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot.

Results of Operations

Validus Holdings, Ltd. and Validus Re were formed on October 19, 2005, and Validus Re commenced operations on December 16, 2005. Neither company had any prior operating history. The Company began writing reinsurance contracts on January 1, 2006. As there were no premiums written during period ended December 31, 2005, this period has been excluded from the following discussions. On July 2, 2007 the Company acquired Talbot Holdings Ltd. (“Talbot”) and is consolidating Talbot as of that date. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP.

The following table presents results of operations for the three months and the year ended December 31, 2007 and 2006:

	Three Months	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Gross premiums written	$190,996	$65,505	$988,637	$540,789
Reinsurance premiums ceded	(4,566)	355	(70,210)	(63,696)

Net premiums written	186,430	65,860	918,427	477,093
Change in unearned premiums	131,601	39,293	(60,348)	(170,579)

Net premiums earned	318,031	105,153	858,079	306,514
Losses and loss expenses	107,567	24,265	283,993	91,323
Policy acquisition costs	53,277	11,498	134,277	36,072
General and administrative expenses	33,676	13,002	97,765	38,354
Share compensation expense	6,135	2,223	16,189	7,878

Total underwriting expenses	200,655	50,988	532,224	173,627
Underwriting income(2)	117,376	54,165	325,855	132,887
Net investment income	37,525	17,652	112,324	58,021
Other income	1,971	—	3,301	—
Finance expenses	(25,423)	(3,653)	(51,754)	(8,789)

Operating income before taxes	131,449	68,164	389,726	182,119
Taxes	(22)	—	1,505	—

Operating income after tax	131,471	68,164	388,221	182,119

Fair value of warrants issued	—	—	(2,893)	(77)
Aquiline termination fee	—	—	(3,000)	—
Net realized gains (losses) on investments	784	(208)	1,608	(1,102)
Net unrealized losses on investments(3)	9,229	—	12,364	—
Foreign exchange (losses) gains	(2,515)	1,096	6,696	2,157

Net income after taxes	$138,969	$69,052	$402,996	$183,097

Comprehensive income (loss)
Unrealized losses arising during period(3)	—	(522)	—	(332)
Foreign currency translation adjustments	(591)	—	(49)	—
Adjustment for reclassification of losses realized in income	—	208	—	1,102

Comprehensive income (loss)	$138,378	$68,738	$402,947	$183,867

Selected ratios
Net premiums written/Gross premiums written	97.6%	100.5%	92.9%	88.2%
Losses and loss expenses ratio	33.8%	23.1%	33.1%	29.8%

Policy acquisition cost ratio	16.8%	10.9%	15.6%	11.8%
General and administrative expense ratio	12.5%	14.5%	13.3%	15.1%
Expense ratio	29.3%	25.4%	28.9%	26.9%

Combined ratio	63.1%	48.5%	62.0%	56.7%

	Three Months	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006 (1)	2007	2006 (1)
	(Dollars in thousands)		(Dollars in thousands)

VALIDUS RE
Gross premiums written	$47,499	$65,505	$702,098	$540,789
Reinsurance premiums ceded	(3,813)	355	(68,842)	(63,696)

Net premiums written	43,686	65,860	633,256	477,093
Change in unearned premiums	118,828	39,293	(74,227)	(170,579)

Net premiums earned	162,514	105,153	559,029	306,514
Losses and loss expenses	48,244	24,265	175,538	91,323
Policy acquisition costs	22,107	11,498	70,323	36,072
General and administrative expenses	7,858	11,474	31,412	24,565
Share compensation expense	1,189	1,544	4,013	3,105

Total underwriting expenses	79,398	48,781	281,286	155,065
Underwriting income(2)	83,116	56,372	277,743	151,449

TALBOT
Gross premiums written	$143,497	$—	$286,539	$—
Reinsurance premiums ceded	(753)	—	(1,368)	—

Net premiums written	142,744	—	285,171	—
Change in unearned premiums	12,773	—	13,879	—

Net premiums earned	155,517	—	299,050	—
Losses and loss expenses	59,323	—	108,455	—
Policy acquisition costs	31,170	—	63,954	—
General and administrative expenses	23,628	—	48,886	—
Share compensation expense	978	—	1,709	—

Total underwriting expenses	115,099	—	223,004	—

Underwriting income(2)	40,418		76,046	—

CORPORATE
General and administrative expenses	2,190	1,528	17,467	13,789
Share compensation	3,968	679	10,467	4,773

Total underwriting expenses	6,158	2,207	27,934	18,562
Underwriting income (loss)(2)	(6,158)	(2,207)	(27,934)	(18,562)

Total underwriting income(2)	$117,376	$54,165	$325,855	$132,887

(1)	Talbot 2006 results are included in discussion of segment results for comparison purposes only and are not consolidated in the Company’s results for 2006 periods.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed certain schedules containing underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(3)	The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Validus Re’s unrealized gains on available-for-sale investments at December 31, 2006 of $875,000 previously included in the accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains from accumulated other comprehensive income to retained earnings and had no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments are accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such, all unrealized gains and losses are included in net income. Upon acquisition by the Company, Talbot adopted FAS 157 and FAS 159. On January 1, 2007 Talbot had unrealized gains on available-for-sale investments of $769,000.

Three months ended December 31, 2007 compared to three months ended December 31, 2006

Net income for the three months ended December 31, 2007 was $139.0 million compared to $69.1 million for the three months ended December 31 2006, an increase of $69.9 million or 101.3%. The primary factors driving the increase were:

•	The consolidation of Talbot for the first time in 2007 increased underwriting income in the quarter by $40.4 million;

•	An increase in Validus Re underwriting income of $26.7 million or 47.4% as a result of net premiums earned which were increased by $57.4 million or 54.6% compared to the same period in 2006, offset by losses including those from the California wildland fires;

•	An increase in net investment income of $19.9 million or 112.6% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio; and

•	Increased realized and unrealized gains on investments of $10.2 million. The majority of this increase is due to the early adoption on FAS 157 and FAS 159 resulting in unrealized gains on investments being recorded in net income rather than comprehensive income. The increases above were partially offset by the following factors:

•	An increase in foreign exchange losses of $3.6 million, and;

•	Increased finance expenses of $21.8 million, primarily resulting from $4.3 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures and $17.2 million of Talbot Funds at Lloyd’s (“FAL”) finance expense.

Gross Premiums Written

Gross premiums written for the three months ended December 31, 2007 were $191.0 million compared to $65.5 million for the three months ended December 31, 2006, an increase of $125.5 million or 191.6%. The increase in gross premiums written was primarily driven by the addition of Talbot which added $143.5 million of gross premiums written. The increase from Talbot was partially offset by a $25.6 million decrease in the Validus Re property lines, discussed further below.

Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$36,908	19.3%	$41,915	64.0%	(11.9)%
Marine	77,073	40.4%	6,604	10.1%	1067.1%
Specialty	77,015	40.3%	16,986	25.9%	353.4%

Total	$190,996	100.0%	$65,505	100.0%	191.6%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

Validus Re.  Validus Re gross premiums written for the three months ended December 31, 2007 were $47.5 million compared to $65.5 million for the three months ended December 31, 2006, a decrease of $18.0 million or 27.5%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$16,282	34.3%	$41,915	64.0%	(61.2)%
Marine	18,067	38.0%	6,604	10.1%	173.6%
Specialty	13,150	27.7%	16,986	25.9%	(22.6)%

Total	$47,499	100.0%	$65,505	100.0%	(27.5)%

The decrease in Validus Re gross premiums written was primarily driven by a $25.6 million decrease in the property lines due to a 16 month contract written in the three month period ended December 31, 2006. Due to the term of this $30.0 million contract, it will come up for renewal in the first quarter of 2008. The decrease in property lines was partially offset by the marine lines which accounted for an increase of $11.5 million in gross premiums written due primarily to a surplus contract with gross premiums written of $16.5 million.

Talbot.  In the three months ended December 31, 2007, Talbot gross premiums written were $143.5 million compared to $171.8 million for the three months ended December 31, 2006, a decrease of $28.3 million or 16.5%. Gross premiums written were primarily driven by the marine and specialty lines which contributed $122.9 million. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$20,626	14.4%	$27,102	15.8%	(23.9)%
Marine	59,006	41.1%	66,703	38.8%	(11.5)%
Specialty	63,865	44.5%	78,019	45.4%	(18.1)%

Total	$143,497	100.0%	$171,824	100.0%	(16.5)%

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

The decrease in the Talbot gross premiums written was primarily driven by:

•	A decrease of $6.5 million in property gross premiums written;

•	A decrease of $13.1 million in energy gross premiums written offset by an increase in hull gross premiums written of $6.2 million; and

•	Increased gross premiums written of $6.1 million and $3.8 million, respectively, for the new accident and health and bloodstock and livestock classes offset by reduced war and financial institutions gross premiums written of $11.5 million and $4.5 million, respectively.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended December 31, 2007 were $4.6 million compared to ($0.4) million for the three months ended December 31, 2006, an increase of $5.0 million. Reinsurance premiums ceded increased primarily as a result of an increase in property premiums ceded to Petrel Re Limited (“Petrel Re”).

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$4,308	94.3%	$(382)	NM	1227.7%
Marine	640	14.0%	(573)	NM	211.7%
Specialty	(382)	(8.3)%	600	NM	(163.7)%

Total	$4,566	100.0%	$(355)	NM	1386.2%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

NM —	Not meaningful

Validus Re.  Validus Re reinsurance premiums ceded for the three months ended December 31, 2007 were $3.8 million compared to $(0.4) million for the three months ended December 31, 2006, an increase of $4.2 million. Validus Re reinsurance premiums ceded increased primarily as a result of premiums ceded of $3.8 million related to a quota share property contract. During the three month periods ended December 31, 2007 and 2006, no premiums were ceded to Petrel Re.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$3,213	84.3%	$(382)	NM	941.1%
Marine	(440)	(11.5)%	(573)	NM	23.2%
Specialty	1,040	27.2%	600	NM	73.3%

Total	$3,813	100.0%	$(355)	NM	1174.1%

NM —	Not meaningful

Talbot.  Talbot reinsurance premiums ceded for the three months ended December, 2007 were $0.8 million compared to $3.4 million for the three months ended December 31, 2006, a decrease of $2.6 million or 76%. Talbot primarily purchases reinsurance protection in the first quarter, accounting for the small figure in the fourth quarter. Talbot reinsurance premiums ceded include reinstatement premiums on large losses included in both case reserves and IBNR. To the extent that such large loss provision is no longer required, the corresponding reinstatement premium is released giving rise to a negative reinsurance premium ceded.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$1,095	NM	$270	7.8%	NM
Marine	1,080	NM	1,212	35.2%	NM
Specialty	(1,422)	NM	1,961	57.0%	NM

Total	$753	NM	$3,443	100.0%	NM

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

NM — Not meaningful

Net Premiums Written

Net premiums written for the three months ended December 31, 2007 were $186.4 million compared to $65.9 million for the three months ended December 31, 2006, an increase of $120.6 million or 183.1%. Details of net premiums written by line of business are provided below:

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$32,600	17.5%	$42,297	64.2%	(22.9)%
Marine	76,433	41.0%	7,177	10.9%	965.0%
Specialty	77,397	41.5%	16,386	24.9%	372.3%

Total	$186,430	100.0%	$65,860	100.0%	183.1%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

The increase in net premiums written was primarily driven by $142.7 million resulting from the consolidation of Talbot which was partially offset by a $29.2 million decrease in Validus Re’s property lines.

Validus Re.  Validus Re net premiums written for the three months ended December 31, 2007 were $43.7 million compared to $65.9 million for the three months ended December 31, 2006, a decrease of $22.2 million or 33.7%. Details of net premiums written by line of business are provided below:

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Writte	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$13,069	29.9%	$42,297	64.2%	(69.1)%
Marine	18,507	42.4%	7,177	10.9%	157.9%
Specialty	12,110	27.7%	16,386	24.9%	(26.1)%

Total	$43,686	100.0%	$65,860	100.0%	(33.7)%

The decrease in Validus Re net premiums written was primarily driven by the property line which accounted for $29.2 million of the decrease. The decrease in property lines reflects the decrease in gross premiums written discussed above.

The ratio of net premiums written to gross premiums written were 92.0% and 100.5% for the three month periods ended December 31, 2007 and 2006. The decrease in the ratio is attributable to a greater amount of reinsurance premiums ceded in the fourth quarter of 2007.

Talbot.  Talbot net premiums written for the three months ended December 31, 2007 were $142.7 million compared to $168.4 million for the three months ended December 31, 2006, a decrease of $25.7 million or 15.3%. Details of net premiums written by line of business are provided below:

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$19,531	13.7%	$26,832	15.9%	(27.2)%
Marine	57,926	40.6%	65,490	38.9%	(11.5)%
Specialty	65,287	45.7%	76,058	45.2%	(14.2)%

Total	$142,744	100.0%	$168,380	100.0%	(15.2)%

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

The decrease in the net premium written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratio of net premiums written to gross premiums written for the three month periods ended December 31, 2007 and 2006 was 99.5% and 98.0.%, respectively, as most reinsurance premiums are written in the first quarter.

Change in Unearned Premiums

Change in unearned premiums for the three months ended December 31, 2007 was $131.6 million compared to $39.3 million for the three months ended December 31, 2006, an increase of $92.3 million or 234.9%. This reflects the higher level of premiums written at Validus Re for the year ended December 31, 2007 compared to the same period in 2006 and the earning of Validus Re premiums on business written in 2006.

Validus Re.  Validus Re’s change in unearned premiums for the three months ended December 31, 2007 was $118.8 million compared to $39.3 million for the three months ended December 31, 2006, an increase of $79.5 million or 202.4%. This reflects the higher level of premiums written in 2007 compared to 2006 and the earning of premiums on business written in 2006, as mentioned above. There was a lower balance of unearned premium at the outset of the three month period ended December 31, 2006 compared to the corresponding period in 2007 due to 2006 being Validus Re’s first year of operations.

Talbot.  The Talbot change in unearned premiums for the three months ended December 31, 2007 was $12.8 million compared to $(23.4) million for the three months ended December 31, 2006, an increase of $36.2 million.

	Three Months Ended	Three Months Ended
	December 31, 2007	December 31, 2006(1)	% Change
	(Dollars in thousands)

Change in gross unearned premium	$34,009	$2,043	1564.7%
Change in prepaid reinsurance premium	(21,236)	(25,427)	(16.5)%

Net change in unearned premium	$12,773	$(23,384)	NM

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

NM —	Not meaningful

The change in gross unearned premiums reflects the higher gross written premium in 2007 relative to 2006 while the change in prepaid reinsurance premiums reflects lower reinsurance ceded in 2007 compared to 2006.

Net Premiums Earned

Net premiums earned for the three months ended December 31, 2007 were $318.0 million compared to $105.2 million for the three months ended December 31, 2006, an increase of $212.9 million or 202.4%. The increase in net premiums earned was driven by $155.5 million resulting from the consolidation of Talbot and increased premiums earned at Validus Re which accounted for $57.4 million of the increase.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Net	Net	Net
	Premiums	Premiums	Premiums	Net Premiums
	Earned	Earned %	Earned	Earned %	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$156,824	49.4%	$74,555	70.9%	110.3%
Marine	88,856	27.9%	17,508	16.7%	407.5%
Specialty	72,351	22.7%	13,090	12.4%	452.7%

Total	$318,031	100.0%	$105,153	100.0%	202.4%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data (1) does not include Talbot financial results.

Validus Re.  Validus Re net premiums earned for the three months ended December 31, 2007 were $162.5 million compared to $105.2 million for the three months ended December 31, 2006, an increase of $57.4 million or 54.6%. The increase in net premiums earned reflects the increased premiums written in the period and the benefit of earning premiums on business written in 2006. As Validus Re did not write premium prior to January 1, 2006, the three month period ended December 31, 2006 benefited minimally from the earning of premiums written in prior periods. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Earned	Earned %	Earned	Earned %	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$124,519	76.6%	$74,555	70.9%	67.0%
Marine	22,933	14.1%	17,508	16.7%	31.0%
Specialty	15,062	9.3%	13,090	12.4%	15.1%

Total	$162,514	100.0%	$105,153	100.0%	54.6%

Talbot.  Talbot net premiums earned for the three months ended December 31, 2007 were $155.5 million compared to $145.0 million for the three months ended December 31, 2006, an increase of $10.5 million or 7.3%.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006 (1)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Earned	Earned %	Earned	Earned %	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$32,304	20.8%	$28,215	19.5%	14.5%
Marine	65,925	42.4%	61,961	42.7%	6.4%
Specialty	57,288	36.8%	54,821	37.8%	4.5%

Total	$155,517	100.0%	$144,997	100.0%	7.3%

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

Losses and Loss Expenses

Losses and loss expenses for the three months ended December 31, 2007 were $107.6 million compared to $24.3 million for the three months ended December 31, 2006, an increase of $83.3 million or 343.3%. $59.3 million of the increase is attributable to the consolidation of Talbot. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 33.8% and 23.1% for the three months ended December 31, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended	Percentage Point
	December 31, 2007	December 31, 2006(1)	Change

Property	28.6%	28.4%	0.2%
Marine	53.5%	(2.0)%	55.5%
Specialty	21.0%	26.5%	(5.5)%
Total	33.8%	23.1%	10.7

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended December 31, 2007:

	Three Months Ended December 31, 2007
	Validus Re	Talbot	Total
	(Dollars in thousands)

Net reserves at period beginning	$163,390	$596,027	$759,417
Incurred losses — current year	49,184	88,993	138,177
Incurred losses — change in prior accident years	(940)	(29,670)	(30,610)

Incurred losses	48,244	59,323	107,567
Paid losses	(14,820)	(56,435)	(71,255)
Foreign exchange	—	(4,016)	(4,016)

Net reserves at period end	196,814	594,899	791,713
Losses recoverable	—	134,404	134,404

Gross reserves at period end	$196,814	$729,303	$926,117

The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. The increase in loss and loss expenses reflects the consolidation of Talbot. The relative absence of major catastrophes in 2006 and the year ended 2007 has contributed to the overall low level of losses experienced. Favorable loss development on prior years totaled $30.6 million and was experienced in all lines of business. The $29.7 million favorable loss reserve development in the Talbot segment relates to the 2005 and prior underwriting years as described below. Favorable loss reserve development benefitted the Company’s fourth quarter 2007 loss ratio by 9.6 percentage points. There was no prior year loss reserve development — favorable or unfavorable — in the three months ended December 31, 2006, as 2006 was the initial year of operations for the Company.

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

At December 31, 2007 and December 31, 2006, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Summary of Critical Accounting Policies and Estimates above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended December 31, 2007.

	At December 31, 2007
	Gross		Total Gross
	Case		Reserve for Losses
	Reserves	Gross IBNR	and Loss Expenses
	(Dollars in thousands)

Property	$162,122	$137,388	$299,510
Marine	236,703	168,490	405,193
Specialty	64,546	156,868	221,414

Total	$463,371	$462,746	$926,117

	At December 31, 2007
	Net		Total Net
	Case		Reserve for Losses
	Reserves	Net IBNR	and Loss Expenses
	(Dollars in thousands)

Property	$148,838	$135,232	$284,070
Marine	155,161	150,180	305,341
Specialty	59,596	142,706	202,302

Total	$363,595	$428,118	$791,713

Validus Re.  Validus Re losses and loss expenses for the three months ended December 31, 2007 were $48.2 million compared to $24.3 million for the three months ended December 31, 2006, an increase of $24.0 million or 98.8%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 29.7% and 23.1% for the three months ended December 31, 2007 and 2006, respectively. In the three months ended December 31, 2007, Validus Re experienced favorable development of $0.9 million related to the 2006 underwriting year, primarily in its property line. Details of loss ratios by line of business are provided below.

	Three Months Ended December 31
			Percentage
	2007	2006	Point Change

Property	25.0%	28.4%	(3.4)
Marine	33.1%	(2.0)%	35.1
Specialty	62.9%	26.5%	36.4
Total	29.7%	23.1%	6.6

Validus Re paid losses of $14.8 million for the three months ended December 31, 2007. The loss ratios in the specialty line increased by 36.4 percentage points primarily as a result of a loss of $6.1 million related to a satellite launch. Losses in the property line included $10.0 million for the California wildland fires partially offset by the low level of catastrophic events in the three months ended December 31, 2007.

Talbot.  Talbot losses and loss expenses for the three months ended December 31, 2007 were $59.3 million compared to $36.9 million for the three months ended December 31, 2006, an increase of $22.4 million or 60.7%. The loss ratio was 38.1% and 25.4% for the three months ended December 31, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended December 31		Percentage
	2007	2006(1)	Point Change

Property	42.3%	9.7%	32.6
Marine	60.6%	32.9%	27.7
Specialty	9.9%	25.1%	(15.2)
Total	38.1%	25.4%	12.7

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned. Favorable loss development was experienced mainly on the financial institutions, marine liabilities and war accounts which totaled $29.7 million. Favorable loss development primarily resulted from better than expected loss experience on the 2005 and earlier underwriting years and accounted for 19.1 percentage points of benefit to the Talbot’s loss ratio.

Policy Acquisition Costs

Policy acquisition costs for the three months ended December 31, 2007 were $53.3 million compared to $11.5 million for the three months ended December 31, 2006, an increase of $41.8 million or 363.4%. Policy acquisition costs were higher due to $31.2 million resulting from the consolidation of Talbot.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Policy	Policy	Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs%	Costs	Costs%	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$23,692	44.5%	$9,948	86.5%	138.2%
Marine	16,572	31.1%	361	3.1%	4,490.6%
Specialty	13,013	24.4%	1,189	10.4%	994.4%

Total	$53,277	100.0%	$11,498	100.0%	363.4%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

Validus Re.  Validus Re policy acquisition costs for the three months ended December 31, 2007 were $22.1 million compared to $11.5 million for the three months ended December 31, 2006, an increase of $10.6 million or 92.3%. Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums earned in the three months ended December 31, 2007 compared to the same period in 2006. Policy acquisition costs as a percent of net premiums earned for the three month periods ended

December 31, 2007 and 2006 were 13.6% and 10.9%, respectively. The policy acquisition ratio increased largely due to an increase in the policy acquisition ratio on specialty lines of 5.8 points.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Policy	Policy	Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs%	Costs	Costs%	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$17,223	77.9%	$9,948	86.5%	73.1%
Marine	2,634	11.9%	361	3.1%	629.6%
Specialty	2,250	10.2%	1,189	10.4%	89.2%

Total	$22,107	100.0%	$11,498	100.0%	92.3%

Talbot.  Talbot policy acquisition costs for the three months ended December 31, 2007 were $31.2 million compared to $32.8 million for the three months ended December 31, 2006, a decrease of $1.6 million or 4.9%. Policy acquisition costs were lower as a result of lower acquisition ratios on the premium earned in the three months to December 31, 2007 compared to the same period in 2006. Policy acquisition costs as a percent of net premiums earned were 20.0% and 22.6%, respectively, for the three month periods ended December 31, 2007 and 2006.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Policy	Policy	Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs%	Costs	Costs%	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$6,469	20.8%	$6,245	19.0%	3.6%
Marine	13,938	44.7%	13,760	42.0%	1.3%
Specialty	10,763	34.5%	12,779	39.0%	(15.8)%

Total	31,170	100.0%	$32,784	100.0%	(4.9)%

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2007 were $33.7 million compared to $13.0 million for the three months ended December 31, 2006, an increase of $20.7 million or 159.0%. The increase is primarily a result of Talbot expenses of $23.6 million.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Validus Re	$7,858	23.3%	$11,474	88.2%	(31.5)%
Talbot	23,628	70.2%	—	NM	NM
Corporate	2,190	6.5%	1,528	11.8%	43.3%

Total	$33,676	100.0%	$13,002	100.0%	159.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.
NM — Not meaningful

General and administrative expense ratios for the three month periods ended December 31, 2007 and 2006 were 12.5% and 14.5%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
	Expenses	Premiums	Expenses	Premiums
	(Dollars in		(Dollars in
	thousands)		thousands)

General and Administrative	$33,676	10.6%	$13,002	12.4%
Share Compensation	6,135	1.9%	2,223	2.1%

Total	$39,811	12.5%	$15,225	14.5%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

General and administrative expenses of $33.7 million in the three months ended December 31, 2007 represents 10.6 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re.  Validus Re general and administrative expenses for the three months ended December 31, 2007 were $7.9 million compared to $11.5 million for the three months ended December 31, 2006, a decrease of $3.6 million or 31.5%. The decrease in expenses reflects the absence in 2007 of certain start up costs incurred in 2006 which is offset by an increase in staff to 62 at December 31, 2007 from 34 at December 31, 2006. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. General and administrative expenses as a percent of net premiums earned for the three month periods ended December 31, 2007 and 2006 were 4.9% and 10.9%, respectively.

Talbot.  Talbot general and administrative expenses for the three months ended December 31, 2007 were $23.6 million. General and administrative expenses are generally comprised of salaries and benefits, professional fees and rent and office expenses. Expenses in dollar terms have increased as a result of planned increases to personnel and other expenses of $1.8 million and intangible asset amortization of $1.0 million. General and administrative expenses as a percent of net premiums earned for the three month period ended December 31, 2007 was 15.2%.

Corporate.  Corporate general and administrative expenses for the three months ended December 31, 2007 were $2.2 million compared to $1.5 million for the three months ended December 31, 2006. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.

Share Compensation Expense

Share compensation expense for the three months ended December 31, 2007 was $6.1 million compared to $2.2 million for the three months ended December 31, 2006, an increase of $3.9 million or 176.0%. The increase is primarily a result of $2.6 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company. This expense is non-cash and has no net effect on shareholders’ equity, as it balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006(1)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
	Expense	Expense (%)	Expense	Expense (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Validus Re	$1,189	19.4%	$1,544	69.5%	(23.0)%
Talbot	978	15.9%	—	NM	NM
Corporate	3,968	64.7%	679	30.5%	484.4%

Total	$6,135	100.0%	$2,223	100.0%	176.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

NM — Not meaningful

Share compensation expense of $6.1 million in the three months ended December 31, 2007 represents 1.9 percentage points of the general and administrative expense ratio.

Validus Re.  Validus Re share compensation expense for the three months ended December 31, 2007 was $1.2 million compared to $1.5 million for the three months ended December 31, 2006, a decrease of $0.3 million or 23.0%. Share compensation expense as a percent of net premiums earned for the three month periods ended December 31, 2007 and 2006 were 0.7% and 1.5%, respectively.

Talbot.  Talbot share compensation expense for the three months ended December 31, 2007 was $0.1 million. Share compensation expense as a percent of net premiums earned for the three month period ended December 31, 2007 was 0.6%.

Corporate.  Corporate share compensation expense for the three months ended December 31, 2007 was $4.0 million compared to $0.7 million for the three months ended December 31, 2006, an increase of $3.3 million or 484.4%. The increase is primarily a result of $2.6 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended December 31, 2007 and 2006.

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2007	December 31, 2006	Point Change

Losses and loss expenses ratio	33.8%	23.1%	10.7%
Policy acquisition cost ratio	16.8%	10.9%	5.9%
General and administrative expense ratio(1)	12.5%	14.5%	(2.0)%

Expense ratio	29.3%	25.4%	3.9%

Combined ratio	63.1%	48.5%	14.6%

(1)	Includes general and administrative expense and share compensation expense.

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2007	December 31, 2006	Point Change

Validus Re
Losses and loss expenses ratio	29.7%	23.1%	6.6%
Policy acquisition cost ratio	13.6%	10.9%	2.7%
General and administrative expense ratio	5.6%	12.4%	(6.8)%

Expense ratio	19.2%	23.3%	(4.1)%

Combined ratio	48.9%	46.4%	2.5%

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2007	December 31, 2006(1)	Point Change

Talbot
Losses and loss expenses ratio	38.1%	26.3%	11.8%
Policy acquisition cost ratio	20.1%	22.6%	(2.5)%
General and administrative expense ratio	15.8%	15.4%	0.4%

Expense ratio	35.9%	38.0%	(2.1)%

Combined ratio	74.0%	64.3%	9.7%

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition.

Underwriting Income

Underwriting income for the three months ended December 31, 2007 was $117.4 million compared to $54.2 million for the three months ended December 31, 2006, an increase of $63.2 million or 116.7%.

	Three Months Ended	% of Sub	Three Months Ended	% of Sub
	December 31, 2007	Total	December 31, 2006	Total	% Change
	(Dollars in thousands)		(Dollars in thousands)

Validus Re	$83,116	67.3%	$56,372	100.0%	47.4%
Talbot	40,418	32.7%	—	NM	NM

Sub total	123,534	100.0%	56,372	100.0%	119.1%

Corporate	(6,158)		(2,207)		(179.0)%

Total	$117,376		$54,165		116.7%

NM	Not meaningful

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

	Three Months Ended	Three Months Ended
	December 31, 2007	December 31, 2006
	(Dollars in thousands)

Underwriting income	$117,376	$54,165
Net investment income	37,525	17,652
Other income	1,971	—
Finance expenses	(25,423)	(3,653)
Net realized (losses) gains on investments	784	(208)
Net unrealized gains (losses) on investments	9,229	—
Foreign exchange gains (losses)	(2,515)	1,096

Net income before taxes	$138,947	$69,052

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

The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of underwriting income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, the bonus component of the total annual incentive compensation for the 2006 and 2007 performance years as approved by the compensation committee of our Board of Directors was established using underwriting income as one of the factors used. The bonus component of the total annual incentive compensation for the Company’s named executives is 150% of base salary.

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

Net Investment Income

Net investment income for the three months ended December 31, 2007 was $37.5 million compared to $17.7 million for the three months ended December 31, 2006, an increase of $19.9 million or 112.6%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot investment portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended December 31, 2007 and 2006 is as presented below.

	Three Months Ended	Three Months Ended
	December 31, 2007	December 31, 2006	% Change
	(Dollars in thousands)

Fixed maturities and short-term investments	$29,895	$17,656	69.3%
Cash and cash equivalents	8,339	457	1724.7%

Total investment income	38,234	18,113	111.1%
Investment expenses	(709)	(461)	(53.8)%

Net investment income	$37,525	$17,652	112.6%

Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three month periods ended December 31, 2007 and December 31, 2006 were $0.4 million and $0.2 million, respectively. Investment management fees earned by GSAM for the three month periods ended December 31, 2007 and December 31, 2006 were $0.3 million and $0.2 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 4.91% and 5.03% for the three months ended December 31, 2007 and 2006, respectively and the average duration at December 31, 2007 was 2.0 years (December 31, 2006 — 0.9 years).

Because Validus Re provides short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, Validus Re could become liable to pay substantial claims on short notice. Accordingly, the investment portfolio has been structured to preserve capital and provide a high level of liquidity, which means that the large majority of the investment portfolio contains short-term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises, corporate debt securities and mortgage-backed and asset-backed securities.

As of December 31, 2007, the Company had approximately $22.8 million of AAA rated asset-backed securities with sub-prime collateral and $15.3 million of insurance enhanced AAA rated asset-backed securities that have no underlying credit ratings, representing 0.74% and 0.49% of total cash and investments, respectively.

Finance Expenses

Finance expenses for the three months ended December 31, 2007 were $25.4 million compared to $3.7 million for the three months ended December 31, 2006, an increase of $21.8 million or 595.9%. The higher finance expenses in 2007 were primarily attributable to of the following:

•	$4.3 million on the 8.480% Junior Subordinated Deferrable Debentures; and

•	$17.2 million of FAL finance expense resulting from the consolidation of Talbot effective the fourth quarter of 2007.

Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006	% Change
	(Dollars in thousand)

9.069% Junior Subordinated Deferrable Debentures	$3,625	$3,570	1.5%
8.480% Junior Subordinated Deferrable Debentures	4,340	—	NM
Credit facilities	230	83	177.1%
Talbot other finance expenses	544	—	NM
Talbot FAL facility	658	—	NM
Talbot third party FAL facility	16,026	—	NM

Total	$25,423	$3,653	595.9%

NM — Not meaningful

Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties. Because the third party FAL providers remain “on risk” until each year of account that they support closes normally after three years, Talbot must manage third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus the total FAL facility available to the company is the total FAL for active and prior underwriting years, although the company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support.

Between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However some of these costs are fixed. Further, the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year.

The FAL finance charges are analyzed by underwriting year as follows.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006(1)
	(Dollars in thousand)

2004	$—	$7,931
2005	11,390	202
2006	(302)	10,801
2007	4,938	—

	$16,026	$18,934

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition.

The FAL finance charges respond to the total syndicate profit which was analyzed by underwriting year as follows.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006(1)
	(Dollars in thousand)

2004(2)	$—	$21,063
2005(2)	30,862	8,725
2006	(1,106)	31,945
2007	19,292	—

	$49,048	$61,733

(1)	Talbot results for the three months ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition.

(2)	The earliest year of account includes the run-off of prior (closed) years of account

Net Realized Gains (Losses) on Investments

Net realized gains on investments for the three months ended December 31, 2007 were $0.7 million compared to losses of $0.2 million for the three months ended December 31, 2006. Net realized gains resulted from the sale of fixed maturity investments.

Net Unrealized Gains (Losses) on Investments

Net unrealized gains on investments for the three months ended December 31, 2007 were $9.2 million compared to $nil for the three months ended December 31, 2006. The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the year ended December 31, 2007 and subsequent periods, net unrealized gains on investments are recorded as a component of net income whereas for the comparable period in 2006, unrealized losses were recorded as a component of comprehensive income and therefore not a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007.

Foreign Exchange Gains (Losses)

Foreign exchange losses for the three month period ended December 31, 2007 were $2.5 million compared to gains of $1.1 for the three months ended December 31, 2006, a decrease of $3.6 million. Foreign exchange losses resulted from the effect of the fluctuation in foreign currency exchange rates on liabilities denominated in foreign currencies, primarily at Talbot. The foreign exchange losses during the three months ended December 31, 2007 were partially offset by the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future. The consolidation of Talbot increased foreign exchanges losses by $2.2 million. At December 31, 2007, 8.7% of our investments and 30.9% of our reserves for losses and loss expenses were in foreign currencies.

	Three Months	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Gross premiums written	$190,996	$65,505	$988,637	$540,789
Reinsurance premiums ceded	(4,566)	355	(70,210)	(63,696)

Net premiums written	186,430	65,860	918,427	477,093
Change in unearned premiums	131,601	39,293	(60,348)	(170,579)

Net premiums earned	318,031	105,153	858,079	306,514

Losses and loss expenses	107,567	24,265	283,993	91,323
Policy acquisition costs	53,277	11,498	134,277	36,072
General and administrative expenses	33,676	13,002	97,765	38,354
Share compensation expense	6,135	2,223	16,189	7,878

Total underwriting expenses	200,655	50,988	532,224	173,627

Underwriting income(2)	117,376	54,165	325,855	132,887
Net investment income	37,525	17,652	112,324	58,021
Other income	1,971	—	3,301	—
Finance expenses	(25,423)	(3,653)	(51,754)	(8,789)

Operating income before taxes	131,449	68,164	389,726	182,119

Taxes	(22)	—	1,505	—

Operating income after tax	131,471	68,164	388,221	182,119

Fair value of warrants issued	—	—	(2,893)	(77)
Aquiline termination fee	—	—	(3,000)	—
Net realized gains (losses) on investments	784	(208)	1,608	(1,102)
Net unrealized losses on investments(3)	9,229	—	12,364	—
Foreign exchange (losses) gains	(2,515)	1,096	6,696	2,157

Net income after taxes	$138,969	$69,052	$402,996	$183,097

Comprehensive income (loss)
Unrealized losses arising during period(3)	—	(522)	—	(332)
Foreign currency translation adjustments	(591)	—	(49)	—
Adjustment for reclassification of losses realized in income	—	208	—	1,102

Comprehensive income (loss)	$138,378	$68,738	$402,947	$183,867

Selected ratios
Net premiums written/Gross premiums written	97.6%	100.5%	92.9%	88.2%
Losses and loss expenses ratio	33.8%	23.1%	33.1%	29.8%

Policy acquisition cost ratio	16.8%	10.9%	15.6%	11.8%
General and administrative expense ratio	12.5%	14.5%	13.3%	15.1%
Expense ratio	29.3%	25.4%	28.9%	26.9%

Combined ratio	63.1%	48.5%	62.0%	56.7%

	Three Months	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006(1)	2007	2006(1)
	(Dollars in thousands)		(Dollars in thousands)

VALIDUS RE
Gross premiums written	$47,499	$65,505	$702,098	$540,789
Reinsurance premiums ceded	(3,813)	355	(68,842)	(63,696)

Net premiums written	43,686	65,860	633,256	477,093
Change in unearned premiums	118,828	39,293	(74,227)	(170,579)

Net premiums earned	162,514	105,153	559,029	306,514
Losses and loss expenses	48,244	24,265	175,538	91,323
Policy acquisition costs	22,107	11,498	70,323	36,072
General and administrative expenses	7,858	11,474	31,412	24,565
Share compensation expense	1,189	1,544	4,013	3,105

Total underwriting expenses	79,398	48,781	281,286	155,065
Underwriting income(2)	83,116	56,372	277,743	151,449

TALBOT
Gross premiums written	$143,497	$—	$286,539	$—
Reinsurance premiums ceded	(753)	—	(1,368)	—

Net premiums written	142,744	—	285,171	—
Change in unearned premiums	12,773	—	13,879	—

Net premiums earned	155,517	—	299,050	—
Losses and loss expenses	59,323	—	108,455	—
Policy acquisition costs	31,170	—	63,954	—
General and administrative expenses	23,628	—	48,886	—
Share compensation expense	978	—	1,709	—

Total underwriting expenses	115,099	—	223,004	—

Underwriting income(2)	40,418		76,046	—

CORPORATE
General and administrative expenses	2,190	1,528	17,467	13,789
Share compensation	3,968	679	10,467	4,773

Total underwriting expenses	6,158	2,207	27,934	18,562
Underwriting income (loss)(2)	(6,158)	(2,207)	(27,934)	(18,562)

Total underwriting income(2)	$117,376	$54,165	$325,855	$132,887

(1)	Talbot 2006 results are included in discussion of segment results for comparison purposes only and are not consolidated in the Company’s results for 2006 periods.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed certain schedules containing underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(3)	The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Validus Re’s unrealized gains on available-for-sale investments at December 31, 2006 of $875,000 previously included in accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains from accumulated other comprehensive income to retained earnings and had no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments are accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such, all unrealized gains and losses are included in net income. Upon acquisition by the Company, Talbot adopted FAS 157 and FAS 159. On January 1, 2007 Talbot had unrealized losses (net on gains) on available-for-sale investments of $769,000.

Year ended December 31, 2007 compared to year ended December 31, 2006

Net income for the year ended December 31, 2007 was $403.0 million compared to $183.1 million for the year ended December 31, 2006, an increase of $219.9 million or 120.1%. The primary factors driving the increase were:

•	The consolidation of Talbot effective in the third quarter of 2007 increased annual underwriting income by $76.0 million;

•	An increase in Validus Re underwriting income of $126.3 million or 83.4% as a result of an increase of $252.5 million in net premiums earned, offset by losses including those related to windstorm Kyrill, the Australian windstorms, flooding in parts of England and the California wildland fires;

•	An increase in net investment income of $54.3 million or 93.6% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio;

•	Increased realized and unrealized gains on investments of $15.1 million. The majority of this increase is due to the early adoption on FAS 157 and FAS 159 resulting in unrealized gains on investments being recorded in net income rather than comprehensive income and;

•	An increase in foreign exchange gains of $4.5 million due primarily to the weakening U.S. dollar.

The increases above were partially offset by the following factors:

•	Increased finance expenses of $43.0 million, primarily resulting from $6.6 million on the 9.069% Junior Subordinated Deferrable Debentures, $8.9 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures, $26.1 million of Talbot FAL finance expense and $1.0 million finance expense on unsecured credit facility borrowings of $188.0 million; and

•	Fair value of warrants issued expense of $2.9 million due to an anti-dilution provision of the warrants arising from the issuance of restricted common shares in to the Talbot acquisition.

On July 2, 2007 the Company acquired Talbot and is only consolidating Talbot effective as of that date. As a result, Talbot is only included in the Company’s consolidated results for July 2, 2007 through December 31, 2007. Talbot is not included in the consolidated results for the year ended December 31, 2006 and the first six months of 2007. In the section that follows, all separate analysis of the Talbot segment includes both the consolidated results prior to acquisition (i.e. for the year ended December 31, 2006 and the first six months of 2007) as well as the results of operations from July 2, 2007 through December 31, 2007.

Gross Premiums Written

Gross premiums written for the year ended December 31, 2007, were $988.6 million compared to $540.8 million for the year ended December 31, 2006, an increase of $447.8 million or 82.8%. Gross premiums written were primarily driven by the property line which accounted for $547.6 million of gross premium written. Details of gross premiums written by line of business are provided below.

			Year Ended
	Year Ended December 31, 2007		December 31, 2006(1)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$547,552	55.3%	$370,958	68.6%	47.6%
Marine	250,732	25.4%	104,584	19.3%	139.7%
Specialty	190,353	19.3%	65,247	12.1%	191.7%

Total	$988,637	100.0%	$540,789	100.0%	82.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

The increase in gross premiums written was primarily driven by $286.5 million resulting from the consolidation of Talbot effective in the third quarter of 2007. The increase from Talbot was further improved by growth of $127.4 million and $32.1 million, respectively, in the Validus Re property and marine lines, discussed further below.

Validus Re.  Validus Re gross premiums written for the year ended December 31, 2007, were $702.1 million compared to $540.8 million for the year ended December 31, 2006, an increase of $161.3 million or 29.8%. Gross premiums written were primarily driven by the property line which accounted for $498.4 million of gross premium written. Details of gross premiums written by line of business are provided below.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$498,375	71.0%	$370,958	68.6%	34.3%
Marine	136,710	19.5%	104,584	19.3%	30.7%
Specialty	67,013	9.5%	65,247	12.1%	2.7%

Total	$702,098	100.0%	$540,789	100.0%	29.8%

The increase in gross premiums written was primarily driven by the property and marine lines which accounted for $127.4 million and $32.1 million of the increase, respectively. In the year ended December 31, 2007 Validus Re wrote additional U.S. regional and European property premium as compared to the prior year as a result of being operational for the entire 2006 fiscal year. Validus Re was unable to write these premiums in 2006 as much of the business was placed prior to Validus Re’s formation in late 2005. Validus Re also wrote higher premiums in property and marine lines during the first half of 2007 as a result of continued attractive pricing.

Talbot.  In the year ended December 31, 2007, Talbot gross premiums written were $687.7 million compared to $648.7 million for the year ended December 31, 2006, an increase of $39.1 million or 6.0%. Gross premiums written were primarily driven by the specialty and marine lines which contributed $536.5 million. Details of gross premiums written by line of business are provided below.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$151,245	22.0%	$159,374	24.6%	(5.1)%
Marine	264,008	38.4%	244,535	37.7%	8.0%
Specialty	272,472	39.6%	244,743	37.7%	11.3%

Total	$687,725	100.0%	$648,652	100.0%	6.0%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

The increase in gross premiums written was primarily driven by:

•	Growth in the energy account of $13.0 million due to new construction opportunities and increased asset values resulting from the higher oil price; and,

•	The addition of two new classes in 2007, accident & health and bloodstock & livestock, which collectively added $29.8 million of gross premiums written.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the year ended December 31, 2007 were $70.2 million compared to $63.7 million for the year ended December 31, 2006, an increase of $6.5 million or 10.2%.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$35,689	50.8%	$32,808	51.5%	8.8%
Marine	32,808	46.7%	30,288	47.6%	8.3%
Specialty	1,713	2.5%	600	0.9%	185.5%

Total	$70,210	100.0%	$63,696	100.0%	10.2%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

Validus Re.  Validus Re reinsurance premiums ceded for the year ended December 31, 2007 were $68.8 million compared to $63.7 million for the year ended December 31, 2006, an increase of $5.1 million or 8.1%. Reinsurance premiums are primarily ceded to Petrel Re Limited (“Petrel Re”). During the year end periods ended December 31, 2007 and 2006, gross premiums written of $53.2 million and $44.5 million, respectively, were ceded to Petrel Re. For the year ended December 31, 2007, gross premiums written ceded to Petrel Re represents 5.4% and 75.8% of the Company’s total gross premiums written and total premiums ceded, respectively.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$34,609	50.3%	$32,808	51.5%	5.5%
Marine	31,768	46.1%	30,288	47.6%	4.9%
Specialty	2,465	3.6%	600	0.9%	310.8%

Total	$68,842	100.0%	$63,696	100.0%	8.1%

Talbot.  Talbot reinsurance premiums ceded for the year ended December 31, 2007 were $89.9 million compared to $118.9 million for the year ended December 31, 2006, a decrease of $29.1 million or 24.4%. Reinsurance premiums ceded decreased because a number of contracts purchased to protect the property account were not needed in 2007 as the underlying exposure which was protected by these covers had been eliminated. Further, a number of working layer covers were eliminated. Finally, Talbot reinsurance premiums ceded include reinstatement premiums on large losses included in both case reserves, and IBNR. To the extent that such large loss provision is no longer required, the corresponding reinstatement premium is released giving rise to a negative reinsurance premium ceded. This reduction was offset by the cost of protecting the new accident and health and bloodstock and livestock classes.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$24,497	27.2%	$41,522	34.9%	(41.0)%
Marine	21,001	23.4%	31,723	26.7%	(33.8)%
Specialty	44,369	49.4%	45,696	38.4%	(2.9)%

Total	$89,867	100.0%	$118,941	100.0%	(24.4)%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

Net Premiums Written

Net premiums written for the year ended December 31, 2007 were $918.4 million compared to $477.1 million for the year ended December 31, 2006, an increase of $441.3 million or 92.5%. Details of net premiums written by line of business are provided below:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$511,863	55.7%	$338,150	70.9%	51.4%
Marine	217,924	23.7%	74,296	15.6%	193.3%
Specialty	188,640	20.6%	64,647	13.5%	191.8%

Total	$918,427	100.0%	$477,093	100.0%	92.5%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

The increase in net premiums written was primarily driven by $285.2 million resulting from the consolidation of Talbot effective in the third quarter of 2007 and the Validus Re property and marine lines which accounted for $125.6 million and $30.6 million of the increase, respectively.

Validus Re.  Validus Re net premiums written for the year ended December 31, 2007 were $633.3 million compared to $477.1 million for the year ended December 31, 2006, an increase of $156.2 million or 32.7%. Details of net premiums written by line of business are provided below:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$463,766	73.2%	$338,150	70.9%	37.1%
Marine	104,942	16.6%	74,296	15.6%	41.2%
Specialty	64,548	10.2%	64,647	13.5%	(0.2)%

Total	$633,256	100.0%	$477,093	100.0%	32.7%

The increase in net premiums written was primarily driven by the property and marine lines which accounted for $125.6 million and $30.6 million of the increase, respectively. The increase in property and marine lines reflects the increase in gross premiums written.

The ratio of net premiums written to gross premiums written was 90.2% and 88.2% for the year ended December 31, 2007 and 2006. The increase in the ratio is attributable to lower reinsurance premiums ceded in 2007, due to lower amount of premiums ceded to Petrel Re.

Talbot.  Talbot net premiums written for the year ended December 31, 2007 were $597.9 million compared to $529.7 million for the year ended December 31, 2006, an increase of $68.1 million or 12.9%. Details of net premiums written by line of business are provided below:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written (%)	Written	Written (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$126,748	21.2%	$117,852	22.2%	7.5%
Marine	243,007	40.6%	212,812	40.2%	14.2%
Specialty	228,102	38.2%	199,047	37.6%	14.6%

Total	$597,857	100.0%	$529,711	100.0%	12.9%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

The increase in net premiums written was primarily driven by the marine and specialty lines which accounted for $30.2 million and $29.1 million of the increase, respectively. The increase in marine and specialty lines reflects the increase in gross premiums written.

The ratio of net premiums written to gross premiums written was 86.9% and 81.7% for the years ended December 31, 2007 and 2006.

Change in Unearned Premiums

Change in unearned premiums for the year ended December 31, 2007 was $60.3 million compared to $170.6 million for the year ended December 31, 2006, a decrease of $110.2 million or 64.6%.

Validus Re.  Validus Re change in unearned premiums for the year ended December 31, 2007 was $74.2 million compared to $170.6 million for the year ended December 31, 2006, a decrease of $96.4 million or 56.5%. This reflects the higher level of premiums written in 2007 compared to 2006 and the earning of premiums on business written in 2006, as mentioned above.

Talbot.  The Talbot change in unearned premiums for the year ended December 31, 2007 was $(14.0) million compared to $(38.0) million for the year ended December 31, 2006, an increase of $24.0 million or 63.2%. The change in unearned premiums at Talbot is analyzed as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006(1)	% Change
	(Dollars in thousands)

Change in gross unearned premium	$(12,772)	$(36,710)	65.2%
Change in prepaid reinsurance premium	(1,201)	(1,284)	6.5%

Net change in unearned premium	$(13,973)	$(37,994)	63.2%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

As a result, the change in gross unearned premium reflects the higher gross written premium in 2007 relative to 2006. The reinsurance program is mostly earned in the year. The outstanding amount reflects the few protections incepting mid-year which is consistent with 2006.

Net Premiums Earned

Net premiums earned for the year ended December 31, 2007 were $858.1 million compared to $306.5 million for the year ended December 31, 2006, an increase of $551.6 million or 179.9%. The increase in net premiums earned was driven by $299.1 million resulting from the consolidation of Talbot effective and an increase in premiums earned at Validus Re which accounted for $252.5 million of the increase.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Earned	Earned (%)	Earned	Earned (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$488,591	56.9%	$214,084	69.9%	128.2%
Marine	199,571	23.3%	56,754	18.5%	251.6%
Specialty	169,917	19.8%	35,676	11.6%	376.4%

Total	$858,079	100.0%	$306,514	100.0%	179.9%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 (1) data does not include Talbot financial results.

Validus Re.   Validus Re net premiums earned for the year ended December 31, 2007 were $559.0 million compared to $306.5 million for the year ended December 31, 2006, an increase of $252.5 million or 82.4%. The increase in net premiums earned reflects the increased premiums written in 2007 and the earning of premiums on business written in 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Earned	Earned (%)	Earned	Earned (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$423,977	75.8%	$214,084	69.8%	98.0%
Marine	78,684	14.1%	56,754	18.5%	38.6%
Specialty	56,368	10.1%	35,676	11.7%	58.0%

Total	$559,029	100.0%	$306,514	100.0%	82.4%

Talbot.  Talbot net premiums earned for the year ended December 31, 2007 were $583.9 million compared to $492.1 million for the year ended December 31, 2006, an increase of $91.8 million or 18.6%.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
	Earned	Earned (%)	Earned	Earned (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$134,435	23.0%	$109,289	22.2%	23.0%
Marine	235,428	40.3%	196,290	39.9%	19.9%
Specialty	214,021	36.7%	186,555	37.9%	14.7%

Total	$583,884	100.0%	$492,134	100.0%	18.6%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

Losses and Loss Expenses

Losses and loss expenses for the year ended December 31, 2007 were $284.0 million compared to $91.3 million for the year ended December 31, 2006, an increase of $192.7 million or 211.0%. $108.5 million of the increase is attributable to the consolidation of Talbot. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 33.1% and 29.8% for the years ended December 31, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Year Ended December 31,
			Percentage
	2007	2006	Point Change

Property	31.4%	32.3%	(0.9)%
Marine	45.5%	18.2%	27.3%
Specialty	23.5%	33.3%	(9.8)%
Total	33.1%	29.8%	3.3%

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2007:

	Year Ended December 31, 2007
	Validus Re	Talbot	Total
	(Dollars in thousands)

Net reserves at period beginning	$77,363	$—	$77,363
Net loss reserves acquired in Talbot purchase	—	588,068	588,068
Incurred losses — current year	192,795	159,055	351,850
Change in prior accident years	(17,257)	(50,600)	(67,857)

Incurred losses	175,538	108,455	283,993
Paid losses	(56,087)	(100,785)	(156,872)

Foreign exchange	—	(839)	(839)

Net reserves at period end	196,814	594,899	791,713
Losses recoverable	—	134,404	134,404

Gross reserves at period end	$196,814	$729,303	$926,117

The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. The increase in loss and loss expenses reflects the consolidation of Talbot effective in the third quarter of 2007. The relative absence of major catastrophes in 2006 and 2007 has contributed to the overall low level of losses experienced. Favorable loss development on prior years totaled $67.9 million and was experienced in all lines of business. Favorable loss development primarily resulted from better than expected loss experience on the 2006 underwriting year at Validus Re and 2005 and prior underwriting years at Talbot and accounted for a reduction of 7.9 percentage points on the Company’s loss ratio.

The loss ratio in 2007 is not comparable to the 2006 loss ratio due to the consolidation of Talbot effective July 2, 2007. In general, Talbot has experienced a higher loss ratio than Validus Re in the periods since inception of Validus Re, attributable to the different mix of business written by Validus Re and Talbot.

At December 31, 2007 and December 31, 2006, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Summary of Critical Accounting Policies and Estimates above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the year ended December 31, 2007.

	At December 31, 2007
	Gross		Total Gross Reserve
	Case		for Losses and Loss
	Reserves	Gross IBNR	Expenses
	(Dollars in thousands)

Property	$162,122	$137,388	$299,510
Marine	236,703	168,490	405,193
Specialty	64,546	156,868	221,414

Total	$463,371	$462,746	$926,117

	At December 31, 2007
	Net		Total Net Reserve
	Case		for Losses and Loss
	Reserves	Net IBNR	Expenses
	(Dollars in thousands)

Property	$148,838	$135,232	$284,070
Marine	155,161	150,180	305,341
Specialty	59,596	142,706	202,302

Total	$363,595	$428,118	$791,713

Validus Re.  Validus Re losses and loss expenses for the year ended December 31, 2007 were $175.5 million compared to $91.3 million for the year ended December 31, 2006, an increase of $84.2 million or 92.2%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 31.4% and 29.8% for the year ended December 31, 2007 and 2006, respectively. Details of loss ratios by line of business are provided below.

	Year Ended December 31
			Percentage
	2007	2006	Point Change

Property	29.4%	32.3%	(2.9)
Marine	33.4%	18.2%	15.2
Specialty	43.4%	33.3%	10.1
Total	31.4%	29.8%	1.6

For the year ended December 31, 2007, Validus Re has estimated losses of $64.5 million related to windstorm Kyrill, the Australian windstorms, flooding in parts of England and the California wildland fires. Validus Re paid losses of $56.1 million for the year ended December 31, 2007. The loss ratios in property lines declined by 2.9 percentage points as a result of the low level of catastrophic events in the year ended December 31, 2007, partially offset by losses from the events mentioned above. The loss ratio on the marine line increased due to losses from windstorm Kyrill. The specialty line incurred losses of $7.0 million and $6.1 million related to two satellite launch failures.

Talbot.  Talbot losses and loss expenses for the year ended December 31, 2007 were $251.0 million compared to $178.5 million for the year ended December 31, 2006, an increase of $72.5 million or 40.6%. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 43.0% and 36.3% for the year ended December 31, 2007 and 2006 respectively. Details of loss ratios by line of business are provided below.

	Year Ended December 31,		Percentage
	2007	2006(1)	Point Change

Property	45.0%	36.3%	8.7
Marine	55.0%	51.3%	3.7
Specialty	28.5%	20.6%	7.9
Total	43.0%	36.3%	6.7

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

The amount recorded represents management’s estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years was experienced in all lines of business and totaled $50.6 million. Favorable loss development primarily resulted from better than expected loss experience on the 2005 and prior year of account year and accounted for 8.7 percentage points of benefit to Talbot’s loss ratio.

Policy Acquisition Costs

Policy acquisition costs for the year ended December 31, 2007 were $134.3 million compared to $36.1 million for the year ended December 31, 2006, an increase of $98.2 million or 272.2%. Policy acquisition costs were higher as a result of $64.0 million resulting from the consolidation of Talbot and the higher level of premiums earned.

	Year ended		Year ended
	December 31, 2007		December 31, 2006(1)
	Policy	Policy	Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$68,645	51.1%	$28,590	79.3%	140.1%
Marine	33,391	24.9%	3,785	10.5%	782.2%
Specialty	32,241	24.0%	3,697	10.2%	772.1%

Total	$134,277	100.0%	$36,072	100.0%	272.2%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition.

Consequently, 2006 data does not include Talbot financial results.

Validus Re.  Validus Re policy acquisition costs for the year ended December 31, 2007 were $70.3 million compared to $36.1 million for the year ended December 31, 2006, an increase of $34.3 million or 95.0%. Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the year ended December 31, 2007 compared to the same period in 2006. Validus Re policy acquisition costs as a percent of net premiums earned were 12.6% and 11.8%, respectively, for the years ended December 31, 2007 and 2006.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Policy	Policy	Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$55,472	78.9%	$28,590	79.3%	94.0%
Marine	7,410	10.5%	3,785	10.5%	95.8%
Specialty	7,441	10.6%	3,697	10.2%	101.3%

Total	$70,323	100.0%	$36,072	100.0%	95.0%

Talbot.  Talbot policy acquisition costs for the year ended December 31, 2007 were $125.4 million compared to $115.5 million for the year ended December 31, 2006, an increase of $9.9 million or 8.6%. Policy acquisition costs were higher as a result of the higher level of premiums written and earned in the year ended December 31 2007 compared to the same period in 2006. Policy acquisition costs as a percent of net premiums earned were 21.5% and 23.5%, respectively, for the year ended December 31, 2007 and 2006. Policy acquisition costs as a percent of gross premiums earned were 18.6% and 18.9% respectively for the year ended December 31, 2007 and 2006.

	Year Ended		Year Ended
	December 31, 2006		December 31, 2006(1)
	Policy	Policy	Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Property	$25,356	20.2%	$26,351	22.8%	(3.8)%
Marine	51,387	41.0%	47,751	41.3%	7.6%
Specialty	48,676	38.8%	41,417	35.9%	17.5%

Total	$125,419	100.0%	$115,519	100.0%	8.6%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $97.8 million compared to $38.4 million for the year ended December 31, 2006, an increase of $59.4 million or 154.9%. The increase is primarily a result of $48.9 million resulting from the consolidation of Talbot.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Validus Re	$31,412	32.1%	$24,565	64.1%	27.9%
Talbot	48,886	50.0%	—	NM	NM
Corporate	17,467	17.9%	13,789	35.9%	26.7%

Total	$97,765	100.0%	$38,354	100.0%	154.9%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

NM — Not meaningful

General and administrative expense ratios for the years ended December 31, 2007 and 2006 were 13.3% and 15.1%, respectively. The decrease in the general and administrative expense ratio reflects the increased premiums earned in 2007. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
	Expenses	Premiums	Expenses	Premiums
	(Dollars in		(Dollars in
	thousands)		thousands)

General and Administrative	$97,765	11.4%	$38,354	12.5%
Share Compensation	16,189	1.9%	7,878	2.6%

Total	$113,954	13.3%	$46,232	15.1%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

General and administrative expenses of $97.8 million in the year ended December 31, 2007 represents 11.4 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re.  Validus Re general and administrative expenses for the year ended December 31, 2007 were $31.4 million compared to $24.6 million for the year ended December 31, 2006, an increase of $6.8 million or 27.9%. The increase in expenses reflects an increase in staff to 62 at December 31, 2007 from 34 at December 31, 2006. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percentage of net premiums earned for the year ended December 31, 2007 and 2006 were 5.6% and 8.0%, respectively. The decrease in the general and administrative expense ratio reflects the absence in 2007 of certain start up costs incurred in 2006 and the higher level of earned premiums in the year ended December 31, 2007.

Talbot.  Talbot general and administrative expenses for the year ended December 31, 2007 were $100.3 million compared to $68.2 million for the year ended December 31, 2006, an increase of $32.1 million or 47.1%. General and administrative expenses are generally comprised of salaries and benefits, professional fees and rent and office expenses. Expenses have increased as a result of:

•	Planned increases in headcount and associated costs of $7.7 million arising from the commencement of the accident & health and bloodstock & livestock accounts;

•	$6.2 million due to the amendment of Talbot’s acquisition expense policy to match that of Validus Re, resulting in reduced deferral of underwriter and associated expenses; and

•	Increased expenses as a result of sterling expenses being translated into dollars at a higher rate in 2007.

Corporate.  Corporate general and administrative expenses for the year ended December 31, 2007 were $17.5 million compared to $13.8 million for the year ended December 31, 2006. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.

Share Compensation Expense

Share compensation expense for the year ended December 31, 2007 was $16.2 million compared to $7.9 million for the year ended December 31, 2006, an increase of $8.3 million or 105.4%. The increase is primarily a result of $5.2 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company. This expense is non-cash and has no net effect on shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006(1)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
	Expense	Expense (%)	Expense	Expense (%)	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Validus Re	$4,013	24.7%	$3,105	39.4%	29.2%
Talbot	1,709	10.6%	—	—	NM
Corporate	10,467	64.7%	4,773	60.6%	119.2%

Total	$16,189	100.0%	$7,878	100.0%	105.4%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

NM — Not meaningful

Share compensation expense of $16.2 million in the year ended December 31, 2007 represents 1.9 percentage points of the general and administrative expense ratio.

Validus Re.  Validus Re share compensation expense for the year ended December 31, 2007 was $4.0 million compared to $3.1 million for the year ended December 31, 2006, an increase of $0.9 million or 29.2%. The increase is primarily a result of an increase in staff to 62 at December 31, 2007 from 34 at December 31, 2006. Share compensation expense as a percent of net premiums earned for the years ended December 31, 2007 and 2006 was 0.7% and 1.0%, respectively.

Talbot.  Talbot share compensation expense for the year ended December 31, 2007 was $1.7 million. Share compensation expense as a percent of net premiums earned for the year ended December 31, 2007 was 0.6%.

Corporate.  Corporate share compensation expense for the year ended December 31, 2007 was $10.5 million compared to $4.8 million for the year ended December 31, 2006, an increase of $5.7 million or 119.2%. The increase is primarily a result of $5.2 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company.

Selected Ratios

The following table presents the loss and loss expenses ratio, acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2007 and 2006.

	Year Ended	Year Ended
	December 31,	December 31,	Percentage
	2007	2006	Point Change

Losses and loss expenses ratio	33.1%	29.8%	3.3%
Policy acquisition cost ratio	15.6%	11.8%	3.8%
General and administrative expense ratio(1)	13.3%	15.1%	(1.8)%

Expense ratio	28.9%	26.9%	2.0%

Combined ratio	62.0%	56.7%	5.3%

(1)	Includes Corporate general and administrative expense, including share compensation expense for the Talbot employee seller shares.

	Year Ended	Year Ended
	December 31,	December 31,	Percentage
	2007	2006	Point Change

Validus Re
Losses and loss expenses ratio	31.4%	29.8%	1.6%
Policy acquisition cost ratio	12.6%	11.8%	0.8%
General and administrative expense ratio	6.3%	9.0%	(2.7)%

Expense ratio	18.9%	20.8%	(1.9)%

Combined ratio	50.3%	50.6%	(0.3)

	Year Ended	Year Ended
	December 31,	December 31,	Percentage
	2007	2006(1)	Point Change

Talbot
Losses and loss expenses ratio	43.0%	36.3%	6.7%
Policy acquisition cost ratio	21.4%	23.5%	(2.1)%
General and administrative expense ratio	16.9%	13.9%	3.0%

Expense ratio	38.3%	37.4%	0.9%

Combined ratio	81.3%	73.7%	7.6%

(1)	Talbot results for the year ended December 31, 2006 are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition.

Underwriting Income

Underwriting income for the year ended December 31, 2007 was $325.9 million compared to $132.9 million for the year ended December 31, 2006, an increase of $193.0 million or 145.2%. The table below show underwriting income split by segment.

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2007	Sub Total	2006	Sub Total	% Change
	(Dollars in		(Dollars in
	thousands)		thousands)

Validus Re	$277,743	78.5%	$151,449	100.0%	83.4%
Talbot	76,046	21.5%	—	—	NM

Sub total	353,789	100.0%	151,449	100.0%	133.6%

Corporate	(27,934)		(18,562)		(50.5)%

Total	$325,855		132,887		145.2%

The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income by the addition or subtraction of net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, fair value of warrants issued, foreign exchange gains (losses) and the Aquiline termination fee.

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

Underwriting income	$325,855	$132,887
Net investment income	112,324	58,021
Other income	3,301	—
Finance expenses	(51,754)	(8,789)
Net realized (losses) gains on investments	1,608	(1,102)
Net unrealized gains (losses) on investments	12,364	—
Foreign exchange gains (losses)	6,696	2,157
Fair value of warrants issued	(2,893)	(77)
Aquiline termination fee	(3,000)	—

Net income before taxes	$404,501	$183,097

Net Investment Income

Net investment income for the year ended December 31, 2007 was $112.3 million compared to $58.0 million for the year ended December 31, 2006, an increase of $54.3 million or 93.6%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot investment portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the year ended December 31, 2007 and 2006 are presented below.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2006	% Change
	(Dollars in thousands)

Fixed maturities and short-term investments	$98,801	$57,350	72.3%
Cash and cash equivalents	16,111	2,583	523.7%

Total investment income	114,912	59,933	91.7%
Investment expenses	(2,588)	(1,912)	35.4%

Net investment income	$112,324	$58,021	93.6%

Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the year ended December 31, 2007 and December 31, 2006 were $1.4 million and $0.9 million, respectively. Investment management fees earned by GSAM for the year ended December 31, 2007 and December 31, 2006 were $0.9 million and $0.7 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 4.94% and 4.74% for the years ended December 31, 2007 and 2006, respectively, and the average duration at December 31, 2007 was 2.0 years (December 31, 2006 — 0.9 years).

Because the Company provides short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, the Company could become liable to pay substantial claims on short notice. Accordingly, the investment portfolio has been structured to preserve capital and provide a high level of liquidity, which means that the large majority of the investment portfolio contains short-term fixed maturity investments, such as U.S. government and agency bonds, U.S. government-sponsored enterprises’ securities, corporate debt securities and mortgage-backed and asset-backed securities.

As of December 31, 2007, Validus had approximately $22.8 million of asset-backed securities with sub-prime collateral and $15.3 million of insurance enhanced asset-backed securities that have no underlying credit ratings, representing 0.74% and 0.49% of total cash and investments, respectively.

Finance Expenses

Finance expenses for the year ended December 31, 2007 were $51.8 million compared to $8.8 million for the year ended December 31, 2006, an increase of $43.0 million or 488.8%. The higher finance expenses in 2007 were primarily attributable to the following:

•	$6.6 million on the 9.069% Junior Subordinated Deferrable Debentures;

•	$8.9 million on the 8.480% Junior Subordinated Deferrable Debentures;

•	$1.0 million on unsecured credit facility borrowings of $188.0 million; and

•	$26.1 million of FAL finance expense resulting from the consolidation of Talbot effective the third quarter of 2007.

On July 2, 2007, the Company borrowed $188.0 million on its unsecured credit facility to finance the purchase of Talbot. On July 31, 2007 the Company used $189.00 million of the net proceeds to fully repay borrowings and to pay accrued interest of $1.0 million under its unsecured credit facility.

Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006(1)	% Change
	(Dollars in thousands)

9.069% Junior Subordinated Deferrable Debentures	$14,398	$7,824	84.0%
8.480% Junior Subordinated Deferrable Debentures	8,938	—	NM
Credit facilities	2,332	965	141.7%
Talbot FAL facility	658	—	NM
Talbot other interest	620	—	NM
Talbot third party FAL facility	24,808	—	NM

Total	$51,754	$8,789	488.8%

(1)	The results of operations for Talbot are consolidated only from the July 2007 date of acquisition. Consequently, 2006 data does not include Talbot financial results.

NM — Not meaningful

Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties. Because the third party FAL providers remain “on risk” until each year of account that they support closes normally after three years, Talbot must manage third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support.

Between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However some of these costs are fixed. Further the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year.

Historical FAL finance charges which include both fixed and variable elements are analyzed by underwriting year as follows.

	Year Ended December 31
Year of Account	2002	2003	2004	2005	2006	2007	Total
	(Dollars in thousands)

2002	12,729	16,971	9,347	—	—	—	39,047
2003	—	14,985	27,411	19,094	—	—	61,490
2004	—	—	1,865	15,536	23,325	—	40,726
2005	—	—	—	1,861	1,511	16,335	19,707
2006	—	—	—	—	12,425	19,202	31,627
2007	—	—	—	—	—	6,299	6,299

Total	12,729	31,956	38,623	36,491	37,261	41,836	198,896

(1)	Talbot results for the year ended December 31, 2006 and prior are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition.

Historical FAL finance charges respond to the total syndicate profit which was analyzed by underwriting year as follows.

	Year Ended December 31
Year of Account	2002	2003	2004	2005	2006	2007	Total
	(Dollars in thousands)

2002	18,902	26,000	14,966	—	—	—	59,868
2003	—	20,607	41,596	28,292	—	—	90,495
2004	—	—	5,033	42,433	61,819	—	109,285
2005	—	—	—	(84,231)	56,564	76,677	49,010
2006	—	—	—	—	33,173	54,484	87,657
2007	—	—	—	—	—	20,864	20,864

Total	18,902	46,607	61,595	(13,506)	151,556	152,025	417,179

(1)	Talbot results for the year ended December 31, 2006 and prior are presented for comparative purposes. The results of operations for Talbot are consolidated only from the July 2007 date of acquisition.

(2)	Where years of account improve/worsen after they have closed this development is borne by the oldest open year. The result for the oldest open year given above includes prior year development.

Fair Value of Warrants Issued

In July 2007 additional warrants were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12.0% of the fully diluted shares of the Company pursuant to a particular anti-dilution provision of the warrants. Such provision is no longer applicable effective with the completion of the IPO, although the warrants continue to have certain anti-dilution protections in respect of asset distributions, share dividends and common stock dividends, among other events. 256,409 warrants were issued in July 2007 resulting in an expense of $2.9 million.

Net Realized Gains (Losses) on Investments

Net realized gains on investments for the year ended December 31, 2007 were $1.6 million compared to losses of $1.1 million for the year ended December 31, 2006. Net realized gains (losses) resulted from the sale of fixed maturity investments.

Net Unrealized Gains (Losses) on Investments

Net unrealized gains on investments reflected in net income for the year ended December 31, 2007 were $12.4 million compared to $nil for the year ended December 31, 2006. The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the year ended December 31, 2007 and subsequent periods, net unrealized gains (losses) on investments are recorded as a component of net income whereas for the comparable period in 2006, unrealized losses were recorded as a component of comprehensive income and therefore not a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007.

Foreign Exchange Gains (Losses)

Foreign exchange gains for the year ended December 31, 2007 were $6.7 million compared to $2.2 million for the year ended December 31, 2006, an increase of $4.5 million. Foreign exchange gains during the year ended December 31, 2007 and 2006 are primarily due to the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. The gains in 2007 were partially offset by losses resulting from the effect of the fluctuation in foreign currency exchange rates on liabilities denominated in foreign currencies, primarily at Talbot. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future. The consolidation of Talbot for the first time in the third quarter of 2007 decreased foreign exchanges gains by $0.8 million. At December 31, 2007, 8.7% of our investments and 30.9% of our reserves for losses and loss expenses were in foreign currencies.

Aquiline Termination Fee

During the year ended December 31, 2007, the Company made a $3.0 million payment to Aquiline in connection with the termination of our Advisory Agreement with them.

Financial Condition and Liquidity

Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. The Bermuda Companies Act 1981 limits the Company’s ability to pay dividends to shareholders. On February 20, 2008 the Company announced a quarterly cash dividend of $0.20 per share payable on March 17, 2008 to holders of record on March 3, 2008. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.

Three main sources provide cash flows for the Company; operating activities, investing activities and financing activities. Cash flow from operating activities is primarily derived form the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is primarily derived from the receipt of investment income on the Company’s total investment portfolio. Cash flow from financing activities is primarily derived from the issuance of common shares and debentures payable.

Capital Resources

Shareholders’ equity at December 31, 2007 was $1,934.8 million.

On July 30, 2007, the Company completed its IPO, selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310.7 million, after deducting the underwriters’ discount and fees. On July 31, 2007, the Company used $189.0 million of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $121.8 million of net proceeds to make a $118.0 million capital contribution to Validus Re to support the future growth of reinsurance operations and to pay certain expenses related to the Talbot acquisition and made a $3.0 million payment to Aquiline in connection with the termination of the Advisory Agreement.

On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares. The net proceeds to the Company of $9.4 million were contributed to Validus Re.

On June 21, 2007, the Company completed a private placement of $200.0 million of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. On May 15, 2007, we entered into a Share Sale Agreement to acquire all of the outstanding shares of Talbot Holdings Ltd. The proceeds of $200.0 million from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund a portion of the purchase of Talbot Holdings Ltd. Debt issuance costs of $2.0 million were deferred as an asset and are amortized to income over the five year optional redemption period.

On June 15, 2006, the Company completed a private placement of $150.0 million of junior subordinated deferrable interest debentures due 2036 (the “9.069% Junior Subordinated Deferrable Debentures”). The 9.069% Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 9.069% Junior Subordinated Deferrable Debentures. Interest will be payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150.0 million from the sale of the 9.069% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund ongoing reinsurance operations and for general working capital purposes. Debt issuance costs of $3.8 million were deferred as an asset and are amortized to income over the five year optional redemption period.

The Company’s contractual obligations and commitments as at December 31, 2007 are set out below.

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Reserve for losses and loss expenses(1)	$926,117	$503,305	$294,212	$90,782	$37,818
Junior Subordinated Deferrable Debentures (including interest payments)(2)	473,932	30,564	61,127	382,241	—
Talbot third party FAL Facility(3)	52,776	17,111	35,665	—	—
Operating lease obligations	12,761	2,255	4,882	3,780	1,844

Total	$1,465,586	$553,235	$395,886	$476,803	$39,662

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

(2)	The 9.069% Junior Subordinated Deferrable Debentures and the 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2036 and June 15, 2037, respectively.

(3)	The obligations to Talbot third party FAL providers are based on the contractual payment terms. Talbot’s practice has been to pay amounts accrued but not contractually due, however, this practice is subject to change in the future.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including amendment of FASB Statement No. 115” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 includes a provision whereby investments accounted for as available-for-sale or held-to-maturity are eligible for the fair value option at the adoption date and will be accounted for as trading securities subsequent to adoption. If FAS 157 is adopted simultaneously with FAS 159, any change in an existing eligible item’s fair value shall be accounted for as a cumulative-effect adjustment. FAS No. 159 is effective as of the beginning of the Company’s fiscal year beginning after November 15, 2007 and may be early adopted.

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

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and ’minority interest’ accounting is eliminated such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of FAS 141(R) and FAS 160 on the Company’s statements of operations and financial condition when adopted.

Debt and Financing Arrangements

The following table details the Company’s and Validus Re’s borrowings and credit facilities as at December 31, 2007:

		In Use/
	Commitment	Outstanding
	(Dollars in thousands)

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200 million unsecured letter of credit facility	200,000	—
$500 million secured letter of credit facility	500,000	104,524
Talbot Standby FAL facility	100,000	100,000
Talbot third party FAL facility(1)	174,365	174,365

Total	$1,324,365	$728,889

(1)	The third party FAL facility comprises $174,365,000 which supports the 2007 and prior underwriting years. These funds have now been withdrawn from Lloyd’s and placed in escrow but remain available to pay losses on those years for which such FAL has been contracted to support.

On November 25, 2003, Talbot entered into a standby Letter of Credit facility as subsequently amended (the “2003 Talbot FAL Facility”). The 2003 Talbot FAL Facility provided for dollar-based letter of credit availability for Talbot and designated subsidiaries for the purpose of providing funds at Lloyd’s. The commitment amount under the 2003 Talbot FAL Facility was $30,000,000 and the Talbot FAL Facility was provided by Lloyds TSB Bank plc. The 2003 Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that Talbot maintain a minimum level of consolidated tangible net worth, (ii) the requirement that Talbot maintain at all times a consolidated net borrowings to consolidated tangible net worth ratio not greater than 0.35:1.00, (iii) the requirement that Talbot’s subordinated FAL (Funds at Lloyd’s which in accordance with the applicable providers agreement, is intended to be drawn in priority to any letters of credit under the 2003 Talbot FAL Facility ) be at least $200,000,000 and (iv) a requirement that the forecast losses of the syndicate not exceed 7.5% of the syndicate premium limit in any one open year of account and a requirement that the per scenario estimated net losses not exceed 15% of the syndicate premium limit in any year of account. The 2003 Talbot FAL Facility also contained restrictions on Talbot’s ability to incur debt at the parent or subsidiary level, sell assets, incur liens, merge or consolidate with others and make investments or change investment strategy. As of December 31, 2006 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions. This facility was cancelled in November 2007 and replaced by a $100,000,000 standby Letter of Credit facility.

On March 10, 2006, Talbot entered into $25,000,000 revolving loan facility, as subsequently amended (the “Talbot Revolving Loan Facility”), which provided for dollar or sterling-based revolving credit availability for Talbot. The facility limit for the Talbot Revolving Loan Facility automatically reduced to $7,500,000 at July 1, 2007. The Talbot Revolving Loan Facility was provided by Lloyds TSB Bank plc. The Talbot Revolving Loan Facility contains affirmative covenants that include, among other things the requirement that Talbot maintain a minimum level of consolidated tangible net worth and also contains restrictions on Talbot’s ability to incur debt, incur liens and sell or transfer assets on non-arms length terms. As of December 31, 2006 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions. This facility was cancelled in November 2007 and Lloyds TSB Bank plc entered into the $200,000,000 three-year unsecured facility by assuming $7,500,000 from the existing syndicate of commercial banks.

On March 12, 2007, we entered into a new $200,000,000 three-year unsecured facility, as subsequently amended on October 25, 2007, which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for the Company (the full $200,000,000 of which is available for letters of credit and/or revolving loans), and a new $500,000,000 five-year secured letter of credit facility, as subsequently amended, which provides for letter of credit availability for Validus Re and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The new credit facilities replaced our existing 364-day $100,000,000 senior unsecured revolving credit facility and our existing three-year $200,000,000 senior secured letter of credit facility, which have each been terminated.

The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $872,000,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). At December 31, 2007 and for the period then ended, we were in compliance with the covenants under our new credit facility. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. As of December 31, 2007 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions.

On March 14, 2006 (the “effective date”), the Company entered into a 364-day $100,000,000 revolving credit facility and a three-year $200,000,000 secured letter of credit facility. The credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. Associated with each of these bank facilities are various covenants that include, among other things, (i) the requirement under the revolving credit facility that the Company at all times maintain a minimum level of consolidated net worth of at least 65% of consolidated net worth calculated as of the effective date, (ii) the requirement under the letter of credit facility that the Company initially maintain a minimum level of consolidated net worth of at least 65% of the consolidated net worth as calculated as of the effective date, and thereafter to be increased quarterly by an amount equal to 50% of consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares of the Company during such quarter, and (iii) the requirement under each of the facilities that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.30:1.00. The Company was in compliance with the covenants at December 31, 2006 and for the period then ended.

On July 2, 2007, the Company made a draw upon the $200,000,000 unsecured credit facility in the amount of $188,000,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971,000 of proceeds from its initial public offering. As of December 31, 2007, we have $104,524,000 in outstanding letters of credit under our five-year secured letter of credit facility and no amounts outstanding under our three-year unsecured facility.

On October 25, 2007, the Company entered into the First Amendment to each of its Three-Year Unsecured Letter of Credit Facility Agreement, dated as of March 12, 2007 and its Five-Year Secured Letter of Credit Facility Agreement, dated as of March 12, 2007 (together, the “Credit Facilities”), among the Company, Validus Reinsurance, Ltd., the Lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent, to provide for, among other things, additional capacity to incur up to $100,000,000 under a new Funds at Lloyd’s Letter of Credit Facility (“FAL LoC Facility”) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modifies certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.

On November 28, 2007, Talbot entered into a $100,000,000 standby Letter of Credit facility (the “Talbot FAL Facility”) to provide Funds at Lloyd’s; this facility is guaranteed by the Company and is secured against the assets of Validus Re. The Talbot FAL Facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch. The Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $1,164,265,000, and commencing with the end of the fiscal quarter ending December 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00. This Talbot FAL Facility replaced the Talbot FAL Facility issued in 2003.

The Talbot FAL Facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of December 31, 2007 the Company was in compliance with all covenants and restrictions.

Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at December 31, 2007 supporting the 2008 underwriting year amount to $316,483,000, all of which is provided by the Company. A third party FAL facility comprising $174,365,000 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support.

Regulation

Validus Re and a Talbot subsidiary (the “Bermuda registered companies”) are registered under the Insurance Act 1978 of Bermuda (“the Act”). Under the Act, the Bermuda registered companies are required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires the Bermuda registered companies to meet minimum solvency requirements. For the year ended December 31, 2007, the Bermuda registered companies satisfied these requirements.

Bermuda law limits the maximum amount of annual dividends or distributions payable by Bermuda registered companies to the Company and in certain cases requires the prior notification to, or the approval of, the Bermuda Monetary Authority. Subject to such laws, the directors of the Bermuda registered companies have the unilateral authority to declare or not declare dividends to the Company. There is no assurance that dividends will be declared or paid in the future.

Talbot’s underwriting activities are regulated by the U.K. Financial Services Authority (“FSA”). The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents which it regulates including the power to remove their authorization to manage Lloyd’s syndicates. In addition, Talbot’s managing agent operates under the Lloyd’s “franchise”. Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).

Ratings

The Company’s ability to underwrite business is dependent upon the quality of claims paying and financial strength ratings as evaluated by independent rating agencies. Validus Re was assigned a rating of “A−” (Excellent) by A.M. Best Company in December 2005 (which was affirmed by A.M. Best on August 29, 2007). Lloyd’s is rated “A” (Excellent) by A.M. Best and “A+”’ (Strong) by Standard & Poor’s (“S&P”). Ratings are not an evaluation directed to investors in the Company’s securities or a recommendation to buy, sell or hold the Company’s securities. Ratings may be revised or revoked at the sole discretion of A.M. Best and S & P. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain claims paying and financial strength ratings. Financial information is regularly provided to rating agencies to both maintain and enhance existing ratings. In the event of a downgrade below “A−” (Excellent), the Company believes its ability to write business would be materially adversely affected.

The indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if the Company was downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of the Company’s material insurance subsidiaries.

A downgrade of the Company’s A.M. Best financial strength rating below “B++” (Fair) would also constitute an event of default under our credit facilities and a downgrade by A.M. Best could trigger provisions allowing some cedants to opt to cancel their reinsurance contracts. Either of these events could, among other things, severely reduce the Company’s financial flexibility.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transaction, agreement or other contractual arrangement as defined by Item 303(a) (4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.

Investments

A significant portion of contracts written provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in a significant amount of losses on short notice. Accordingly, the Company’s investment portfolio is structured to preserve capital and provide significant liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities.

Substantially all of the fixed maturity investments held at December 31, 2007 were publicly traded. The average duration of the Company’s fixed maturity portfolio was 2.0 years (December 31, 2006 and 2005: 0.9 and 0.56 years) and the average rating of the portfolio was AAA (December 31, 2006 and 2005: AA+ and AAA), of which $2,029.6 million or 84.2% (December 31, 2006 and 2005: $644.1 million and $192.6 million) were rated AAA, at December 31, 2007.

Cash Flows

During the years ended December 31, 2007 and 2006, the Company generated net cash from operating activities of $563.4 million and $270.5 million respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.

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

As of December 31, 2007 and 2006, the Company had cash and cash equivalents of $444.7 million and $63.6 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

In addition to relying on premiums received and investment income from the investment portfolio, the Company intends to meet these cash flow demands by carrying a substantial amount of short and medium term investments that would mature, or possibly be sold, prior to the settlement of expected liabilities. The Company cannot provide assurance, however, that it will successfully match the structure of its investments with its liabilities due to uncertainty related to the timing and severity of loss events.

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

We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of our risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our limited operating history;

•	our ability to successfully implement our business strategy during “soft” as well as “hard” markets;

•	adequacy of our loss reserves;

•	continued availability of capital and financing;

•	our ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and reinsureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	our ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we expect to operate;

•	the integration of Talbot Holdings, Ltd., or other businesses we may acquire or new business ventures we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	acts of terrorism, political unrest and other hostilities or other non-forecasted and unpredictable events;

•	availability of reinsurance and retrocession coverage to manage our gross and net exposures and the cost of such reinsurance and retrocession;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers, and

•	the other factors set forth under Item 1 A. “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as the other factors set forth in the Company’s filings with the SEC.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. Any forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe we are principally exposed to four types of market risk:

•	interest rate risk;

•	foreign currency risk;

•	credit risk; and

•	effects of inflation.

Interest Rate Risk:  The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of the Company’s fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of the Company’s fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities the Company assumes.

As at December 31, 2007, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.1%, or approximately $57.1 million. As at December 31, 2007, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9% or approximately $53.9 million.

As at December 31, 2006, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.0%, or approximately $13.5 million. As at December 31, 2007, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.9% or approximately $12.4 million.

As at December 31, 2007, the Company held $1,074.1 million (2006: $502.1 million), or 44.5% (2006: 59.4%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. At December 31, 2007, 8.7% of our investments and 30.9% of our reserves for losses and loss expenses were in foreign currencies.

Credit Risk:  We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, we have limited our exposure to any single issuer to 3.0% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, we permit a holding of up to 2.0% in aggregate market value, or 10.0% with written authorization of the Company. At December 31, 2007, 0.2% of the portfolio was below A-/A and we did not have an aggregate exposure to any single issuer of more than 1.0% of our shareholders’ equity, other than with respect to U.S. government and agency securities

As of December 31, 2007, Validus had approximately $22.8 million of asset-backed securities with sub-prime collateral and $15.3 million of insurance enhanced asset-backed securities that have no underlying credit ratings, representing 0.74% and 0.49% of total cash and investments, respectively.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment.

Effects of Inflation:  We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as inflation may affect interest rates.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Item 15 (a) of this Report for the Consolidated Financial Statements of Validus Holdings, Ltd. and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We continue to enhance our operating procedures and internal controls (including the timely and successful implementation of our information technology initiatives, which include the implementation of improved computerized systems and programs to replace and support manual systems, and including controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission of Matters to a Vote of Security Holders — Executive Officers of the Company.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 11.	Executive Compensation

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table displays certain information regarding our equity compensation plan at December 31, 2007:

Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon Exercise of	Weighted-Average	for Future Issuance
	Outstanding Options and	Exercise Price of	Under Equity
	Restricted Stock	Outstanding Options	Compensation Plans

2005 Amended and Restated Long Term Incentive Plan	4,919,396	$17.82	8,207,500

The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements, Financial Statement Schedules and Exhibits.

a) Financial Statements and Financial Statement Schedules are included as pages F-1 to F-50.

b) The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

EXHIBITS

Exhibit
Number	Description of Document

3.1	Memorandum of Association dated October 10, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
3.2	Amended and Restated Bye-laws (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.1	Specimen Common Share Certificate (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.1	Shareholders’ Agreement dated as of December 12, 2005 among Validus Holdings, Ltd. and the Shareholders Named Therein (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.2	Advisory Agreement with Aquiline Capital Partners LLC dated December 7, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.3	Form of Warrant (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.4	Form of Amendment to Warrants dated as of December 21, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 1, 2007)
10.5	Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.6	Three-Year Unsecured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.7	First Amendment to each of the Three-Year Unsecured Letter of Credit Facility Agreement and the Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from 8-K filed with the SEC on October 26, 2007)
10.8	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.9	First Supplemental Indenture to the above Indenture dated as of September 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.10	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.11	Talbot Standby Letter of Credit Facility dated as of November 28, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 4, 2007)
10.12	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.13	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.14	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.15	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.16	Amended and Restated Employment Agreement between Validus Reinsurance, Ltd. and Conan M. Ward (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.17	Employment Agreement between Validus Holdings, Ltd. and Jerome Dill (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.18	Amended and Restated Employment Agreement between Validus Holdings, Ltd and Michael J. Belfatti*
10.19	Service Agreement between Talbot Underwriting Services Ltd and Charles Neville Rupert Atkin*
10.20	Service Agreement between Talbot Underwriting Services Ltd and Gilles Alex Maxime Bonvarlet*
10.21	Service Agreement between Talbot Underwriting Services Ltd and Michael Edward Arscott Carpenter*
10.22	Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)

Exhibit
Number		Description of Document

10.23		Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.24		Discretionary Advisory Agreement with Goldman Sachs Asset Management (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.25		Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.26		Form of Pre-IPO Restricted Share Agreement for Executive Officers (Incorporated by Reference from S-1 SEC File No. 333-139989)
10	.27.1	Form of Post-IPO Restricted Share Agreement for Executive Officers (bonus shares)*
10	.27.2	Form of Post-IPO Restricted Share Agreement for Executive Officers (LTIP grant)*
10.28		Form of Restricted Share Agreement at Talbot Acquisition Date for Messrs. Atkin, Bonvarlet and Carpenter*
10.29		Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.30		Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.31		Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.32		Stock Option Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.33		Form of Stock Option Agreement for Executive Officers prior to 2008 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.34		Form of Stock Option Agreement for Executive Officers commencing in 2008*
10.35		Nonqualified Supplemental Deferred Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.36		Director Stock Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.37		Share Sale Agreement between Validus Holdings, Ltd. and the Shareholders of Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.38		Agreement to Provide Information between Validus Holdings, Ltd. and Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)
21.1		Subsidiaries of the Registrant (Incorporated by Reference from S-1 SEC File No. 333-139989)
23.1		Consent of PricewaterhouseCoopers*
24		Power of attorney (Incorporated by Reference from signature page)
31		Rule 13a-14(a)/15d-14(a) Certifications*
32		Section 1350 Certification*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hamilton, Bermuda, on March 6, 2008.

Validus Holdings, Ltd.

By:	/s/ Edward J. Noonan
Name:     Edward J. Noonan

Title:	Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and executive officers of Validus Holdings, Ltd. hereby severally constitute Edward J. Noonan and Joseph E. (Jeff) Consolino, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Noonan Name: Edward J. Noonan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 6, 2008

/s/ George P. Reeth Name: George P. Reeth	Director and President	March 6, 2008

/s/ Joseph E. (Jeff) Consolino Name: Joseph E. (Jeff) Consolino	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 6, 2008

/s/ Matthew J. Grayson Name: Matthew J. Grayson	Director	March 6, 2008

/s/ Jeffrey W. Greenberg Name: Jeffrey W. Greenberg	Director	March 6, 2008

/s/ John J. Hendrickson Name: John J. Hendrickson	Director	March 6, 2008

/s/ Stuart A. Katz Name: Stuart A. Katz	Director	March 6, 2008

Signature	Title	Date

/s/ Sander M. Levy Name: Sander M. Levy	Director	March 6, 2008

/s/ Jean-Marie Nessi Name: Jean-Marie Nessi	Director	March 6, 2008

/s/ Mandakini Puri Name: Mandakini Puri	Director	March 6, 2008

/s/ Alok Singh Name: Alok Singh	Director	March 6, 2008

/s/ Christopher E. Watson Name: Christopher E. Watson	Director	March 6, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENTS SCHEDULES

Consolidated Financial Statements	Page No.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as at December 31, 2007 and 2006	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31 2007 and 2006 and Period from October 19, 2005 to December 31, 2005	F-2
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006	F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and Period from October 19, 2005 to December 31, 2005	F-4
Notes to Consolidated Financial Statements	F-5
Financial Statement Schedules:
I. Summary of Investments — Other than Investments in Related Parties	F-47
II. Condensed Financial Information — Parent Only	F-48
III. Supplementary Insurance Information	F-51
IV. Supplementary Reinsurance Information	F-52

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of
Validus Holdings, Ltd.

In our opinion, the consolidated financial statements, listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, December 31, 2006 and for the period from October 19, 2005, the date of incorporation, to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company prospectively reclassified as trading, marketable securities previously designated as available-for-sale and changed the manner in which movements in unrealised gains and losses on these securities gets recognised.

/s/  PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
March 6, 2008

Validus Holdings, Ltd.

Consolidated Balance Sheets
As at December 31, 2007 and 2006
(Expressed in thousands of U.S. dollars,
except share and per share amounts)

	December 31,	December 31,
	2007	2006

ASSETS
Fixed maturities, at fair value (amortized cost: 2007 — $2,403,074; 2006 — $843,982)	$2,411,398	$844,857
Short-term investments, at fair value (amortized cost: 2007 — $251,150; 2006 — $531,530)	250,623	531,530
Cash and cash equivalents	444,698	63,643

Total cash and investments	3,106,719	1,440,030
Premiums receivable	401,241	142,408
Deferred acquisition costs	105,562	28,203
Prepaid reinsurance premiums	22,817	8,245
Securities lending collateral	164,324	12,327
Loss reserves recoverable	134,404	—
Paid losses recoverable	7,810	—
Income taxes recoverable	3,325	—
Intangible assets	131,379	—
Goodwill	20,393	—
Accrued investment income	19,960	6,456
Other assets	26,290	8,754

Total assets	$4,144,224	$1,646,423

LIABILITIES
Reserve for losses and loss expenses	$926,117	$77,363
Unearned premiums	557,344	178,824
Reinsurance balances payable	36,848	7,438
Securities lending payable	164,324	12,327
Deferred income taxes	16,663	—
Net payable for investments purchased	31,426	12,850
Accounts payable and accrued expenses	126,702	15,098
Debentures payable	350,000	150,000

Total liabilities	2,209,424	453,900
Commitments and contingent liabilities
Shareholders’ equity
Ordinary shares, 571,428,571 authorized, par value $0.175
Issued and outstanding (2007 — 74,199,836; 2006 — 58,482,601)	12,985	10,234
Additional paid-in capital	1,384,604	1,048,025
Accumulated other comprehensive (loss) income	(49)	875
Retained earnings	537,260	133,389

Total shareholders’ equity	1,934,800	1,192,523

Total liabilities and shareholders’ equity	$4,144,224	$1,646,423

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars,
except share and per share amounts)

	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues
Gross premiums written	$988,637	$540,789	$—
Reinsurance premiums ceded	(70,210)	(63,696)	—

Net premiums written	918,427	477,093	—
Change in unearned premiums	(60,348)	(170,579)	—

Net premiums earned	858,079	306,514	—
Net investment income	112,324	58,021	2,032
Net realized gains (losses) on investments	1,608	(1,102)	39
Net unrealized gains on investments	12,364	—	—
Other income	3,301	—	—
Foreign exchange gains	6,696	2,157	—

Total revenues	994,372	365,590	2,071
Expenses
Losses and loss expense	283,993	91,323	—
Policy acquisition costs	134,277	36,072	—
General and administrative expenses	100,765	38,354	2,367
Share compensation expense	16,189	7,878	290
Finance expenses	51,754	8,789	—
Fair value of warrants issued	2,893	77	49,122

Total expenses	589,871	182,493	51,779

Net income before taxes	404,501	183,097	(49,708)
Income tax expense	(1,505)	—	—

Net income	$402,996	$183,097	$(49,708)

Comprehensive income
Unrealized (gains) losses arising during the period	—	(332)	144
Currency translation adjustments	(49)	—	—
Adjustment for reclassification of (gains) losses realized in income	—	1,102	(39)

Comprehensive income	$402,947	$183,867	$(49,603)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	65,068,093	58,477,130	58,423,174
Diluted	67,786,673	58,874,567	58,423,174
Basic earnings per share	$6.19	$3.13	$(0.85)

Diluted earnings per share	$5.95	$3.11	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2007 and 2006
(Expressed in thousands of U.S. dollars,
except share and per share amounts)

	December 31,	December 31,
	2007	2006

Common shares
Balance — Beginning of year	$10,234	$10,224
Issue of common shares	2,751	10

Balance — End of year	$12,985	$10,234

Additional paid-in capital
Balance — Beginning of year	$1,048,025	$1,039,185
Issue of common shares, net of expenses	317,497	885
Fair value of warrants qualifying as equity	2,893	77
Share compensation expense	16,189	7,878

Balance — End of year	$1,384,604	$1,048,025

Accumulated other comprehensive income (loss)
Balance — Beginning of year	$875	$105
Net change in unrealized gain (loss) on investments	—	770
Currency translation adjustments	(49)	—
Cumulative effect of adoption of fair value option	(875)	—

Balance — End of year	$(49)	$875

Retaining earnings (deficit)
Balance — Beginning of year	$133,389	$(49,708)
Cumulative effect of adoption of fair value option	875	—
Net income	402,996	183,097

Balance — End of year	$537,260	$133,389

Total shareholders’ equity	$1,934,800	$1,192,523

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	December 31,	December 31,	December 31,
	2007	2006	2005

Cash flows provided by operating activities
Net income (loss) for the period	$402,996	$183,097	$(49,708)
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expense	16,189	7,878	290
Net realized (gains) losses on sales of investments	(1,608)	1,102	(39)
Net unrealized gains on investments	(12,364)	—	—
Fair value of warrants expensed	2,893	77	49,122
Amortization of intangible assets	2,081	—	—
Exchange gains on cash and cash equivalents included in net income	(5,975)	(2,693)	—
Amortization of discounts on fixed maturities	(10,739)	(10,911)	(937)
Changes in:
Premiums receivable	(7,035)	(142,408)	—
Deferred acquisition costs	(10,900)	(28,203)
Prepaid reinsurance premiums	36,690	(8,245)	—
Losses recoverable	32,519	—	—
Paid losses recoverable	16,820	—	—
Taxes recoverable	2,438	—	—
Accrued investment income	(5,812)	(3,223)	(3,233)
Other assets	3,955	(3,073)	(1,931)
Reserve for losses and loss expense	94,313	77,363	—
Unearned premiums	23,657	178,824	—
Reinsurance balances payable	(37,665)	7,438	—
Deferred taxation	(1,027)	—	—
Accounts payable and accrued expenses	21,952	13,489	1,611

Net cash provided by (used in) operating activities	563,378	270,512	(4,825)

Cash flows used in investing activities
Proceeds on sales and maturity of investments	1,414,524	449,576	—
Purchases of fixed maturities	(2,545,787)	(1,045,523)	(235,667)
Sales (purchases) of short-term investments, net	441,548	(146,212)	(374,052)
Increase in securities lending collateral	(151,998)	(12,327)	—
Purchase of subsidiary, net of cash acquired	(18,809)	—	—

Net cash used in investing activities	(860,522)	(754,486)	(609,719)

Cash flows provided by financing activities
Net proceeds on issuance of debentures payable	198,000	146,250	—
Issue of common shares, net of expenses	320,248	(12,141)	1,013,032
Increase in securities lending payable	151,998	12,327	—

Net cash provided by financing activities	670,246	146,436	1,013,032

Effect of exchange rate changes on cash and cash equivalents	7,953	2,693	—
Net increase (decrease) in cash	381,055	(334,845)	398,488
Cash and cash equivalents — Beginning of period	63,643	398,488	—

Cash and cash equivalents — End of period	$444,698	$63,643	$398,488

Net taxes paid during the period	$57	$—	$—

Interest paid during the period	$22,577	$6,802	$—

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of the business

Validus Holdings, Ltd. (the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. (“Validus Re Ltd.”) and Talbot Holdings Ltd. (“Talbot Holdings”). Validus Re Ltd. is registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (“The Act”). On July 2, 2007, the Company acquired all of the outstanding shares of Talbot from a group of institutional and other investors, and Talbot employees, management, former employees and trusts on behalf of certain employees and their families. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s of London (“Lloyd’s”) insurance market through Syndicate 1183. The Company, through its subsidiaries, provides reinsurance coverage in the Property, Marine and Specialty lines markets, effective January 1, 2006, and insurance coverage in the same markets effective July 2, 2007.

On July 30, 2007, the Company completed its initial public offering (“IPO”), selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters’ discount and fees. On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares; the net proceeds to the Company were approximately $9,349 and total IPO proceeds inclusive of the underwriters’ option to purchase additional common shares were $320,080.

2.	Basis of preparation and consolidation

These consolidated financial statements include the Company and its wholly owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, and reinsurance recoverable balances including the provision for unrecoverable reinsurance. While the accruals included in the consolidated financial statements reflect the Company’s best estimates and assumptions, these amounts could ultimately be materially different from the amounts recorded in the consolidated financial statements. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board. The consolidated financial statements include the results of operations and cash flows of Talbot since the date of acquisition of July 2, 2007 and not any prior periods (including for comparative purposes), except with respect to ‘Supplemental Pro Forma Information’ included within Note 5.

3.	Significant accounting policies

The following is a summary of the significant accounting policies adopted by the Company:

a)	Premiums

Insurance premiums written are recorded in accordance with the terms of underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based on information received from brokers, ceding companies and reinsureds, and any subsequent differences arising on such estimates will be

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

recorded in the periods in which they are determined. Premiums written are earned on a pro-rata basis over the term of the policy. For contracts and policies written on a losses occurring basis, the risk period is generally the same as the contract or policy terms. For contracts written on a policies attaching basis, the risk period is based on the terms of the underlying contracts and policies and is generally assumed to be 24 months. The portion of the premiums written applicable to the unexpired terms of the underlying contracts and policies in force are recorded as unearned premiums. Mandatory reinstatement premiums are recorded at the time a loss event occurs.

b)	Policy acquisition costs

Policy acquisition costs are costs that vary with, and are directly related to, the production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition costs are shown net of commissions earned on reinsurance ceded. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums and anticipated claims expenses. The realizable value of the Company’s deferred acquisition costs is determined without consideration of investment income. Policy acquisition costs also include profit commission. Profit commissions are recognized when earned, based on reserve development studies.

c)	Reserve for losses and loss expenses

The reserve for losses and loss expenses includes reserves for unpaid reported losses and for losses incurred but not reported (“IBNR”). The reserve for unpaid reported losses and loss expenses is established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves incurred in previous calendar years.

d)	Reinsurance

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a “losses occurring during” basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a “risks attaching during” policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the gross premiums earned to which the risk attaching policy relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded and earned at the time a loss event occurs.

Reinsurance recoverables are based on contracts in force. The method for determining the reinsurance recoverable on unpaid loss and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

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

Prior to January 1, 2007, the Company’s investments in fixed maturities were classified as available-for-sale and carried at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. As discussed above, beginning on January 1, 2007, the Company’s investments in fixed maturities were classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings. The Company believes that accounting for its investment portfolio as trading more closely reflects its investment guidelines. Accounting for the investment portfolio as trading resulted in a cumulative increase in retained earnings of $875 off-set by a decrease in accumulated other comprehensive income, as described in the consolidated statement of shareholders’ equity. The fair value of investments is based upon quoted market values or industry standard models that consider only assumptions that are observable in the marketplace.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

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

The US Dollar is the functional currency of the parent company. Monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date with the resulting foreign exchange gains and losses included in earnings.

Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of translation differences between functional and reporting currencies in foreign operations, net of applicable deferred income taxes, are included in “accumulated other comprehensive income (loss).”

h)	Stock plans

The Company accounts for its share plans in accordance with the fair value recognition provisions of FAS No. 123 (revised) “Share-Based Payments.” Accordingly, the Company recognizes the compensation expense for stock option grants and restricted share grants based on the fair value of the award on the date of grant over the requisite service period.

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

j)	Offering and incorporation costs

Offering costs incurred in connection with common share offerings, including investment banking fees, legal fees, founders fees and the fair value of warrants issued to certain sponsors, are deducted from the proceeds of the offerings. Incorporation costs not related to the raising of capital are expensed as incurred and are included in general and administrative expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The fair value of warrants deducted from the proceeds of the offering are those issued to our founding sponsor that was involved in raising capital. The fair value of the other warrants are recorded as an expense on the income statement in the period they are granted.

k)	Earnings per share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares and share equivalents excluding any anti-dilutive effects of warrants and options.

l)	Income taxes and uncertain tax provisions

Deferred tax assets and liabilities are recorded in accordance with the provisions of FAS No. 109 “Accounting for Income Taxes”. Under FAS No. 109, the Company records deferred income taxes which reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company is not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K. and Canada, that are subject to relevant taxes in those jurisdictions. One of the Company’s subsidiaries is deemed to be engaged in business in the United States and is therefore subject to U.S. corporate tax.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 which requires the Company to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company did not recognize any liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

m)	Business combinations

On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. The transaction was accounted for as a purchase method business combination in accordance with FAS No. 141, “Business Combinations”. Certain amounts in Talbot’s financial statements have been changed to conform to the Company’s accounting policies.

n)	Goodwill and other intangible assets

The Company accounts for intangible assets that arose from business combinations in accordance with FAS No. 141 “Business Combinations”. A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. Intangible assets with definite lives are amortized on a straight line basis over their estimated useful lives.

4.	Recent accounting pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

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

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and ‘minority interest’ accounting is eliminated such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of FAS 141(R) and FAS 160 on the Company’s statements of operations and financial condition when adopted.

5.	Business combination

On July 2, 2007, the Company acquired all of the outstanding shares of Talbot from a group of institutional and other investors, and Talbot employees, management, former employees and trusts on behalf of certain employees and their families. Talbot underwrites in the marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock & livestock, accident & health and treaty classes of business. Talbot is the Company’s principal operation in the direct insurance market and primary point of access to the London Market. The business trades in the Lloyd’s market through Syndicate 1183 and Underwriting Risk Services Ltd (“URSL”). The acquisition of Talbot was undertaken to provide product line and geographic diversification as well as offer broader access to underwriting expertise. Additional factors that added to the value of Talbot included its

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

capital structure and workforce. These factors resulted in a market value greater than the value of net assets, and so the recognition of goodwill.

The purchase price, including expenses, paid by the Company was $389,204 representing tangible net assets acquired of $235,351 and intangible assets and goodwill of $153,853. Certain employees of Talbot elected to receive 18,415 shares of the Company’s common stock valued at $424 in lieu of cash, which was included as a component of the purchase price.

The fair value of net assets acquired and allocation of purchase price is summarized as follows:

Total Purchase Price		$389,204
Assets Acquired
Cash and investments	$924,985
Receivables	252,351

Tangible assets acquired		1,177,336
Intangible asset — Syndicate Capacity	$91,843
Intangible asset — Trade name	6,436
Intangible asset — Distribution Network	35,181

Intangible assets acquired		133,460
Liabilities Acquired
Net loss reserves and paid losses recoverable	$(563,413)
Unearned premiums, net of expenses	(237,169)
Taxation	(12,109)
Other net liabilities	(129,294)

Liabilities acquired		(941,985)

Excess purchase price (goodwill)		$20,393

Syndicate capacity represents Talbot’s authorized premium income limit to write insurance business in the Lloyd’s market. Talbot has owned 100% of Syndicate 1183’s capacity since 2002 and there are no third party tenure rights. The capacity is renewed annually at no cost to Talbot, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Talbot, subject to Lloyd’s approval. Trademark and Distribution Network are estimated to have finite useful lives of 10 years and are amortized on a straight line basis over such periods. Syndicate capacity and goodwill are estimated to have indefinite useful lives. Goodwill includes amounts related to the value of the workforce. The goodwill and intangibles are recorded entirely in the Company’s Talbot segment.

The estimated remaining amortization expense for the Distribution Network and Trademark is as follows:

2008	$4,160
2009	4,160
2010	4,160
2011	4,160
2012 and per annum until June 30, 2017	22,896

Total	$39,536

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
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

Prior to the Company’s acquisition of Talbot, the Company had reinsurance agreements with Talbot. Balances of $12,363 for the year ended December 31, 2007 (2006: $8,675) representing reinsurance ceded to Validus Re by Talbot prior to the acquisition was eliminated from net premiums written. No other balances were affected by these reinsurance agreements.

	Year Ended
	December 31,	December 31,
	2007	2006

Net premiums written	$1,231,113	$985,255
Total revenue	$1,301,507	$867,725
Total expenses	$867,503	$580,186
Net income	$434,491	$289,311
Basic earnings per share	$6.68	$4.95
Diluted earnings per share	$6.41	$4.91

6.	Goodwill and other intangible assets

As discussed in Note 5, the Company recorded intangible assets (including certain amortization thereon) and goodwill as a result of the acquisition of Talbot Holdings to comply with FAS 142 disclosure requirements. The following table shows an analysis of goodwill and other intangible assets recorded in the Talbot segment:

		Intangible Assets with	Intangible Assets
	Goodwill	an Indefinite Life	with a Finite Life	Total

Balance at December 31, 2006	$—	$—	$—	$—
Additions during the year	20,393	91,843	41,617	153,853
Accumulated amortization	—	—	(2,081)	(2,081)

Net balance at December 31, 2007	$20,393	$91,843	$39,536	$151,772

7.	Investments

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

a)	Classification within the fair value hierarchy under FAS 157

Under SFAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement. Level 3 inputs are unobservable inputs for the asset or liability.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative approaches but for which the Company typically obtained independent external valuation information including U.S. and U.K. Treasuries, cash and certain cash instruments such as money market funds, overnight repos and commercial paper. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Sustainably all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include U.S. Treasuries, sovereign debt, corporate debt and U.S. agency and non-agency mortgage and asset-backed securities. The Company currently believes that none of its marketable securities are being valued based on unobservable inputs and so does not consider any securities to be classified as Level 3.

At December 31, 2007, the Company’s investments are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

U.S. Government and Government Agency	$—	$707,703	$—	$707,703
Other Sovereign and Sovereign Agency	—	141,493	—	141,493
Corporate	—	488,127	—	488,127
Asset-backed securities	—	191,455	—	191,455
Residential mortgage-backed securities	—	723,632	—	723,632
Commercial mortgage-backed securities	—	158,988	—	158,988

Total fixed maturities	—	2,411,398	—	2,411,398
Total short-term investments	215,052	35,571	—	250,623

Total	$215,052	$2,446,969	$—	$2,662,021

The table in section (c) below shows the aggregate cost (or amortized cost) and fair value of the Company’s marketable securities, by investment type, as of the periods indicated.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

b)	Net investment income

Net investment income is derived from the following sources:

	Year or Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Fixed maturities and short-term investments	$98,801	$57,350	$1,266
Cash and cash equivalents	16,111	2,583	834

Total gross investment income	114,912	59,933	2,100
Investment expenses	(2,588)	(1,912)	(68)

Net investment income	$112,324	$58,021	$2,032

The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) of investments:

	Year or Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$6,055	$77	$39
Gross realized losses	(4,447)	(1,179)	—

Net realized gains (losses) on investments	1,608	(1,102)	39
Change in unrealized gains (losses) of investments	12,364	770	105

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$13,972	$(332)	$144

c)	Fixed maturity and short-term investments

The amortized cost, fair value and gross unrealized gains and losses and estimated fair value of investments at December 31, 2007 are as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value

U.S. Government and Government Agency	$700,697	$7,163	$(157)	$707,703
Other Sovereign and Sovereign Agency	143,744	1,003	(3,254)	141,493
Corporate	486,752	4,346	(2,971)	488,127
Asset-backed securities	191,413	641	(599)	191,455
Residential mortgage-backed securities	722,749	6,362	(5,479)	723,632
Commercial mortgage-backed securities	157,719	1,317	(48)	158,988

Total fixed maturities	2,403,074	20,832	(12,508)	2,411,398
Total short-term investments	251,150	63	(590)	250,623

Total	$2,654,224	$20,895	$(13,098)	$2,662,021

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The amortized cost, fair value and gross unrealized gains and losses and estimated fair value of investments available-for-sale at December 31, 2006 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government and Government Agency	$119,579	$304	$(152)	$119,731
Corporate	223,079	482	(572)	222,989
Asset-backed securities	171,091	86	(355)	170,822
Residential mortgage-backed securities	280,136	1,065	(402)	280,799
Commercial mortgage-backed securities	50,097	537	(118)	50,516

Total fixed maturities	843,982	2,474	(1,599)	844,857
Total short-term investments	531,530	—	—	531,530

Total	$1,375,512	$2,474	$(1,599)	$1,376,387

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

The following is an analysis of how long each of the fixed maturity securities held at December 31, 2006 had been in a continued loss position:

	12 Months or Less		Greater than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and Government Agency	$56,385	$(123)	$—	$—	$56,385	$(123)
Corporate	127,547	(527)	9,111	(45)	136,658	(572)
Asset-backed securities	98,441	(280)	17,981	(104)	116,422	(384)
Residential mortgage-backed securities	109,118	(369)	4,851	(33)	113,969	(402)
Commercial mortgage-backed securities	18,002	(118)	—	—	18,002	(118)

Total	$409,493	$(1,417)	$31,943	$(182)	$441,436	$(1,599)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at December 31, 2007 and December 31, 2006. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair value	Total	Fair Value	Total

AAA	$2,029,573	84.2%	$644,106	76.2%
AA	185,127	7.7%	69,087	8.2%
A+	88,181	3.7%	58,285	6.9%
A	70,666	2.9%	44,136	5.2%
A−	29,948	1.2%	22,759	2.7%
BBB	7,903	0.3%	6,484	0.8%

Total	$2,411,398	100.0%	$844,857	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2007 and December 31, 2006 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$197,833	$198,466	$67,984	$67,920
Due after one year through five years	1,083,470	1,087,758	255,808	255,739
Due after five years through ten years	29,509	30,427	4,966	5,207
Due after ten years	20,381	20,672	13,900	13,854

	1,331,193	1,337,323	342,658	342,720
Asset-backed and mortgage-backed Securities	1,071,881	1,074,075	501,324	502,137

Total	$2,403,074	$2,411,398	$843,982	$844,857

During the year ended December 31, 2006, proceeds from sales of available-for-sale securities were $449,576. For the year ended December 31, 2006, gross realized losses were $1,179 and realized gains were $77.

The Company has a five year, $500,000 secured letter of credit facility (which replaced the existing $200,000 letter of credit facility on which the 2006 comparatives that follow are based) provided by a syndicate of commercial banks. At December 31, 2007 approximately $104,524 (2006: $78,323) of letters of credit were issued and outstanding under this facility for which $109,164 of investments were pledged as collateral (2006: $87,718). During the year the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. At December 31, 2007, $100,000 (2006:$nil) of letters of credit were issued and outstanding under this facility for which $118,121 of investments were pledged as collateral (2006: $nil).

d)	Securities lending

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at December 31, 2007, the Company had $161,579 (2006: $11,942) in securities on loan.

8.	Premiums receivable

Premiums receivable are composed of premiums in course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. The following is a breakdown of the components of receivables at December 31, 2007 and 2006:

	Premiums in Course	Premiums Accrued
	of Collection	but Unbilled	Total

Balance at December 31, 2006	$72,500	$69,908	$142,408
Change during 2007	75,423	183,410	258,833

Balance at December 31, 2007	$147,923	$253,318	$401,241

9.	Reserves for losses and loss expenses

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expense for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Reserves for losses and loss expenses, beginning of period	$77,363	$—
Net loss reserves acquired in purchase of Talbot	588,068	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in
Current year	351,850	91,323
Prior years	(67,857)	—

Total incurred losses and loss expenses	283,993	91,323
Less net losses and loss expenses paid in respect of losses occurring in
Current year	68,169	13,960
Prior years	88,703	—

Total net paid losses	156,872	13,960
Foreign exchange	(839)	—

Net reserve for losses and loss expenses, end of period	791,713	77,363
Losses and loss expenses recoverable	134,404	—

Reserve for losses and loss expenses, end of period	$926,117	$77,363

Incurred losses and loss adjustment expenses comprise:

	Year or Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Gross losses and loss adjustment expenses	$276,541	$91,323	$—
Reinsurance recoverable	7,452	—	—

Total incurred losses and loss adjustment expenses	$283,993	$91,323	$—

The December 31, 2007 and 2006 gross reserves balance comprises reserves for reported claims of $463,371 and $38,114, respectively, and reserves for claims incurred but not reported of $462,746 and $39,249, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2007
	Property	Marine	Specialty	Total

Validus Re	$(13,279)	$(2,036)	$(1,942)	$(17,257)
Talbot	(5,958)	(7,037)	(37,605)	(50,600)

Net favorable development	$(19,237)	$(9,073)	$(39,547)	$(67,857)

The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $67,857 and was experienced in all lines of business. Favorable development at Validus Re was primarily related to better than expected loss experience on the 2006 underwriting year. Favorable development at Talbot resulted from better than expected loss experience in

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

the period post acquisition on the 2005 and prior underwriting years, including the financial institutions, marine liabilities and war accounts.

10.	Accounts payable and accrued expenses

The following are the components of accounts payable and accrued expenses:

	December 31,	December 31,
	2007	2006

Amounts due to third party funds at Lloyd’s providers	$52,777	$—
Amounts due to brokers	22,058	—
Interest accruals	1,274	577
Trade and compensation payables	50,593	14,521

Total	$126,702	$15,098

11.	Reinsurance

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

a)	Effects of reinsurance on premiums written and earned

The effects of reinsurance on premiums written and earned for the years ended December 31, 2007 and 2006 and period ended December 31, 2005 are as follows:

	Year Ended December 31, 2007
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned

Direct	$—	$—	$192,186	$195,141	$192,186	$195,141
Assumed	702,098	621,330	94,353	148,509	796,451	769,839
Ceded	(68,842)	(62,301)	(1,368)	(44,600)	(70,210)	(106,901)

Total	$633,256	$559,029	$285,171	$299,050	$918,427	$858,079

	Year Ended December 31, 2006
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned

Direct	$—	$—	$—	$—	$—	$—
Assumed	540,789	361,965	—	—	540,789	361,965
Ceded	(63,696)	(55,451)	—	—	(63,696)	(55,451)

Total	$477,093	$306,514	$—	$—	$477,093	$306,514

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Period Ended December 31, 2005
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned

Direct	$—	$—	$—	$—	$—	$—
Assumed	—	—	—	—	—	—
Ceded	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

b)	Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 99.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at December 31, 2007 were from reinsurers rated A- or better. Reinsurance recoverables by reinsurer are as follows:

	December 31, 2007		December 31, 2006
	Reinsurance	% of	Reinsurance	% of
	Recoverable	Total	Recoverable	Total

Top 10 reinsurers	$129,978	91.4%	$—	0.0%
Other reinsurers balances > $1 million	8,700	6.1%	—	0.0%
Other reinsurers balances < $1 million	3,536	2.5%	—	0.0%

Total	$142,214	100%	$—	0.0%

		December 31, 2007		December 31, 2006
		Reinsurance	% of	Reinsurance	% of
Top 10 Reinsurers	Rating	Recoverable	Total	Recoverable	Total

Hannover Ruck -AG	AA−	$31,630	24.4%	$—	0.0%
Lloyd’s syndicates	A+	29,613	22.8%	—	0.0%
Swiss Re	AA−	18,758	14.4%	—	0.0%
Muenchener Ruckversicherungs	AA−	14,322	11.0%	—	0.0%
Allianz	AA	13,461	10.4%	—	0.0%
Axa Re	AA	7,418	5.7%	—	0.0%
Aspen Insurance UK	A	4,978	3.8%	—	0.0%
National Indemnity Company	AAA	4,738	3.6%	—	0.0%
Transatlantic Reinsurance	AA−	2,970	2.3%	—	0.0%
Max Re Ltd.	A−	2,090	1.6%	—	0.0%

		$129,978	100%	$—	0.0%

At December 31, 2007 and December 31, 2006, the provision for uncollectible reinsurance relating to losses recoverable was $3,106 and $nil. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $142,214 reinsurance recoverable at December 31, 2007, $0 was collateralized (2006: $0).

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

At December 31, 2007, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.

c)	Collateralized quota share retrocession treaties

Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re Limited (“Petrel”), a newly-formed Bermuda reinsurance company. These agreements include quota share reinsurance agreements (“Collateralized Quota Shares”) whereby Petrel assumes a quota share of certain lines of marine & energy and other lines of business assumed by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. Under the terms of the reinsurance agreements, the Company has determined it is not required to consolidate the assets, liabilities and results of operations of Petrel under the terms of FIN 46(R). Petrel is a separate legal entity in which the Company has no equity investment, management or board interests or related party relationships. The collateralized quota share retrocessional reinsurance agreement with Petrel Re Limited was not extended beyond the 2007 underwriting year.

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

For years ended December 31, 2007 and 2006 Validus Re ceded $53,195 and $44,539 of premiums written to Petrel through the Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the years ended December 31, 2007 and 2006 was $49,567 and $37,956.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
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

As of December 31, 2005, the Company had issued 58,423,173 common shares at a price of $17.50 in a private offering. Shares issued consisted of both voting common shares and non-voting common shares which are identical in all respects, other than with respect to voting and conversion of non-voting common shares. Of the shares issued at December 31, 2005, 14,057,138 were non-voting and an additional 5,714,285 shares converted to non-voting upon the filing of the Company’s registration statement. Proceeds from this issuance, after offering expenses, were $999,997. These proceeds were used for general corporate purposes.

The Company issued an additional 59,427 voting shares in a private offering in February, 2006 at a price of $17.50 for net proceeds of $1,030.

On July 2, 2007, the Company acquired Talbot and agreed to issue an additional 18,415 common shares to certain employees of Talbot. These employees had elected to receive common shares of the Company in lieu of a cash settlement for the purchase of their Talbot shares. The issued common shares of the Company were valued at $23.00 per share and were issued on July 2, 2007.

On July 30, 2007, the Company completed its IPO, selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters’ discount and fees. On July 31, 2007, the Company used $188,971 of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $121,760 of net proceeds to make a capital contribution to Validus Re Ltd. to support the future growth of reinsurance operations and to pay certain expenses related to the Talbot acquisition and made a $3,000 payment to Aquiline in connection with the termination of the Advisory Agreement.

On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares. The net proceeds to the Company of $9,349 were contributed to Validus Re Ltd.. Inclusive of the net proceeds from the underwriters’ option to purchase additional common shares, total proceeds from the IPO were approximately $320,080 and capital contributed to Validus Re Ltd. was approximately $127,312.

b)	Warrants

The Company’s founder and sponsoring investors provided their insurance industry expertise, resources and relationships during the period ended December 31, 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services the founder and sponsoring investors were issued warrants. Until July 30, 2007, the IPO date, agreements with the founder and sponsoring investors provided that the warrants represented, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, warrants and any other rights to purchase common shares) and were subject to adjustment such that the warrants would continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummated an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founder’s and sponsoring investors’

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

commitments, the Company had issued as at December 31, 2007 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,711,729 (December 31, 2006 — to 8,455,320) common shares. Of those issued 2,090,815 (December 31, 2006 — 1,557,188) of the warrants are to purchase non-voting common shares. The 12.0% agreement expired on the consummation of the IPO. No further warrants are anticipated to be issued.

In February 2006 and July 2007 additional warrants were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12.0% of the fully diluted shares of the Company pursuant to the anti-dilution provision of the warrants. 8,593 warrants were issued in February 2006 and 256,409 warrants were issued in July 2007.

The warrants may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrants were initially measured at an aggregate fair value of $75,091 and recorded to additional paid-in capital. The founding shareholder’s warrants in the amount of $25,969 were accounted for as a deduction from additional paid-in capital and the balance of $49,122 was expensed. The additional warrants issued for the period ended December 31, 2006 increased the fair value to $75,168 with the increase of $77 expensed. The additional warrants issued for the period ended December 31, 2007 increased the fair value to $78,060 with the increase of $2,893 expensed.

The fair value of each Warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, of approximately 30.0%, was derived from the historical volatility of the share price of a range of publicly-traded Bermuda reinsurance companies of a similar business nature to the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s shares. The other assumptions in the warrant-pricing model were as follows:

	December 15,	February 3,	July 24,
	2005	2006	2007
	Issuance	Issuance	Issuance

Warrants issued	8,446,727	8,593	256,409
Average strike price	$17.50	$17.50	$20.00
Volatility	30.0%	30.0%	30.0%
Risk-free rate	4.5%	4.5%	4.5%
Expected dividend yield	0%	0%	0%
Expected term (years)	10	10	8
Calculated fair-value per warrant	$8.89	$8.89	$11.28

c)	Dividends

The Company did not declare any dividends for the years ended December 31, 2007 and 2006 and period ended December 31, 2005.

13.	Retirement plans

The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. All pension plans are structured as defined contribution retirement plans. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2007 and 2006 and period ended December 31, 2005 were $2,442, $707 and $46, respectively.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Stock plans

a)	Long-term incentive plan

The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of any option, stock appreciation right (“SAR”), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares reserved for issuance under the LTIP is 13,126,896 shares. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs, restricted share units, performance shares, performance units or dividend equivalents have been granted to date. Grant prices are established at the estimated fair market value of the Company’s common shares at the date of grant.

b)	LTIP options

Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest ratably over five years from the date of grant. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants to date: risk free interest rates of 4.5%, expected life of 7 years, expected volatility of 30.0% and a dividend yield of nil. Expected volatility is based on stock price volatility of comparable publicly-traded companies. Share expense of $3,944 was recorded for the year ended December 31, 2007 (2006: $3,690, 2005: $136) related to the options, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the year ended December 31, 2007 is as follows:

		Weighted	Weighted
		Average Grant	Average Grant
	Options	Date Fair Value	Date Exercise Price

Options outstanding, December 31, 2006	2,568,894	$7.35	$17.50
Options granted	206,464	10.88	21.44
Options exercised	—	—	—
Options forfeited	(14,182)	10.30	20.39

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options exercisable at December 31, 2007	908,361	$7.36	$17.52

Activity with respect to options for the period ended December 31, 2006 is as follows:

		Weighted	Weighted
		Average Grant	Average Grant
	Options	Date Fair Value	Date Exercise Price

Options outstanding, December 31, 2005	2,217,267	$7.35	$17.50
Options granted	351,627	7.36	17.68
Options exercised	—	—	—
Options forfeited	—	—	—

Options outstanding, December 31, 2006	2,568,894	$7.35	$17.52
Options exercisable at December 31, 2006	657,637	$7.35	$17.50

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Activity with respect to options for the period ended December 31, 2005 is as follows:

		Weighted	Weighted
		Average Grant	Average Grant
	Options	Date Fair Value	Date Exercise Price

Options outstanding, October 19, 2005	—	$—	$—
Options granted	2,217,267	7.35	17.50
Options exercised	—	—	—
Options forfeited	—	—	—

Options outstanding, December 31, 2005	2,217,267	$7.35	$17.50
Options exercisable at December 31, 2005	—	$—	$—

At December 31, 2007 there was $12,340 (2006: $14,115; 2005: $15,353) of total unrecognized compensation expense related to the outstanding options that is expected to be recognized over a weighted-average period of 3.1 years (2006: 3.9 years; 2005: 4.9 years).

c)	LTIP restricted shares

Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $7,083 (2006-$4,188; 2005-$154) was recorded for the year ended December 31, 2007 related to the restricted shares. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the year ended December 31, 2007 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Restricted shares outstanding, December 31, 2006	733,964	$17.52
Restricted shares granted	1,428,306	21.94
Restricted shares vested	—	—
Restricted shares forfeited	(4,050)	(20.39)

Restricted shares outstanding, December 31, 2007	2,158,220	$20.44

Activity with respect to unvested restricted shares for the period ended December 31, 2006 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Restricted shares outstanding, December 31, 2005	633,503	$17.50
Restricted shares granted	100,461	17.68
Restricted shares vested	—	—
Restricted shares forfeited	—	—

Restricted shares outstanding, December 31, 2006	733,964	$17.52

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Activity with respect to unvested restricted shares for the period ended December 31, 2005 is as follows:

Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Restricted shares outstanding, October 19, 2005	—	$—
Restricted shares granted	633,503	17.50
Restricted shares vested	—	—
Restricted shares forfeited	—	—

Restricted shares outstanding, December 31, 2005	633,503	$17.50

At December 31, 2007 there was $25,116 (2006: $7,888; 2005: $10,386) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.4 years (2006: 1.9 years; 2005: 2.9 years).

d)	Employee Seller Shares

Pursuant to the Share Sale Agreement for the purchase of Talbot, the Company issued 1,209,741 restricted shares to Talbot employees (the “Employee Seller Shares”). Upon consummation of the acquisition, the Employee Seller Shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s bye-laws. However, the Employee Seller Shares are subject to a restricted period during which the Employee Seller Shares are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of Employee Seller Shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the Employee Seller Shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished. Share expense of $5,162, $0 and $0, respectively, was recorded for the years ended December 31, 2007 and 2006 and period ended December 31, 2005. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the year ended December 31, 2007 is as follows:

Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Employee seller shares outstanding, December 31, 2006	—	$—
Employee seller shares granted	1,209,741	22.01
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01

Employee seller shares exercisable at December 31, 2007	—	$—

At December 31, 2007 there was $18,852 (2006: $nil) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.1 years.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

e)	Total Share Expense

The breakdown of share expense is as follows:

	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

LTIP options	$3,944	$3,690	$136
LTIP restricted shares	7,083	4,188	154
Employee seller shares	5,162	—	—

Total share compensation expense	$16,189	$7,878	$290

15.	Debt and financing arrangements

a)	Financing structure and finance expenses

The financing structure at December 31, 2007 was:

		In Use/
	Commitment	Outstanding

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	104,524
Talbot Standby letter of credit facility	100,000	100,000
Talbot third party funds at Lloyd’s facility(1)	174,365	174,365

Total	$1,324,365	$728,889

(1)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. For the 2005, 2006 and 2007 years of account, the Company’s underwriting was supported by various third parties (“Talbot third party FAL facility”). The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2005, 2006 and 2007 results, as appropriate, when they are declared.

The financing structure at December 31, 2006 was:

		In Use/
	Commitment	Outstanding

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
364-day $100,000 revolving credit facility	100,000	—
$200,000 letter of credit facility	200,000	78,323

Total	$450,000	$228,323

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Finance expenses for the year ended December 31, 2007 was $51,754 (2006: $8,789, 2005: $nil). Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of funds at Lloyd’s as follows:

	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

9.069% Junior Subordinated Deferrable Debentures	$14,398	$7,824	$—
8.480% Junior Subordinated Deferrable Debentures	8,938	—	—
Credit facilities	2,332	965	—
Talbot letter of credit facilities	658	—	—
Talbot other interest	620	—	—
Talbot third party funds at Lloyd’s facility	24,808	—	—

Total	$51,754	$8,789	$—

b)	Junior subordinated deferrable debentures

On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “9.069% Junior Subordinated Deferrable Debentures”). The 9.069% Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 9.069% Junior Subordinated Deferrable Debentures. Interest will be payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 9.069% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and are amortized to income over the five year optional redemption period.

On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd, as discussed in Note 12. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures are as follows:

2008	$30,564
2009	30,564
2010	30,564
2011	173,760
2012 and thereafter	208,480

Total minimum future payments	$473,932

c)	Credit facilities

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

On March 12, 2007, we entered into a new $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007, which provides for letter of credit availability for Validus Re Ltd. and our other subsidiaries and revolving credit availability for the Company (the full $200,000 of which is available for letters of credit and/or revolving loans), and a new $500,000 five-year secured letter of credit facility, as subsequently amended, which provides for letter of credit availability for Validus Re Ltd. and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The new credit facilities replaced our existing 364-day $100,000 senior unsecured revolving credit facility and our existing three-year $200,000 senior secured letter of credit facility, which have each been terminated.

The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). At December 31, 2007 and for the period then ended, we were in compliance with the covenants under our new credit facility. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

with others. As of December 31, 2007 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions.

On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971 of proceeds from its initial public offering. As of December 31, 2007, we have $104,524 in outstanding letters of credit under our five-year secured letter of credit facility (2006: $78,323 under the three-year secured facility) and no amounts outstanding under our three-year unsecured facility (2006: $Nil).

On November 25, 2003, Talbot entered into a standby Letter of Credit facility as subsequently amended (the “2003 Talbot FAL Facility”). The 2003 Talbot FAL Facility provided for dollar-based letter of credit availability for Talbot and designated subsidiaries for the purpose of providing funds at Lloyd’s. The commitment amount under the 2003 Talbot FAL Facility was $30,000 was provided by Lloyds TSB Bank plc. The 2003 Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that Talbot maintain a minimum level of consolidated tangible net worth, (ii) the requirement that Talbot maintain at all times a consolidated net borrowings to consolidated tangible net worth ratio not greater than 0.35:1.00, (iii) the requirement that Talbot’s subordinated FAL (Funds at Lloyd’s which in accordance with the applicable providers agreement, is intended to be drawn in priority to any letters of credit under the 2003 Talbot FAL Facility ) be at least $200,000, and (iv) a requirement that the forecast losses of the syndicate not exceed 7.5% of the syndicate premium limit in any one open year of account and a requirement that the per scenario estimated net losses not exceed 15% of the syndicate premium limit in any year of account. The 2003 Talbot FAL Facility also contained restrictions on Talbot’s ability to incur debt at the parent or subsidiary level, sell assets, incur liens, merge or consolidate with others and make investments or change investment strategy. As of December 31, 2006 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions. This facility was cancelled in November 2007 and replaced by a $100,000 standby Letter of Credit facility.

On March 10, 2006, Talbot entered into $25,000 revolving loan facility, as subsequently amended (the “Talbot Revolving Loan Facility”), which provided for dollar or sterling-based revolving credit availability for Talbot. The facility limit for the Talbot Revolving Loan Facility automatically reduced to $7,500 at July 1, 2007. The Talbot Revolving Loan Facility was provided by Lloyds TSB Bank plc. The Talbot Revolving Loan Facility contains affirmative covenants that include, among other things the requirement that Talbot maintain a minimum level of consolidated tangible net worth and also contains restrictions on Talbot’s ability to incur debt, incur liens and sell or transfer assets on non-arms length terms. As of December 31, 2006 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions. This facility was cancelled in November 2007 and Lloyds TSB Bank plc entered into the $200,000 three-year unsecured facility by assuming $7,500 from the existing syndicate of commercial banks.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

amendment also modifies certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.

On November 28, 2007, Talbot entered into a $100,000 standby Letter of Credit facility (the “Talbot FAL Facility”) to provide Funds at Lloyd’s; this facility is guaranteed by the Company and is secured against the assets of Validus Re Ltd.. The Talbot FAL Facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch. The Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $1,164,265, and commencing with the end of the fiscal quarter ending December 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00. This Talbot FAL Facility replaced the Talbot FAL Facility issued in 2003.

The Talbot FAL Facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of December 31, 2007 the Company had $100,000 in outstanding letters of credit and was in compliance with all covenants and restrictions.

d)	Funds at Lloyd’s

Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at December 31, 2007 supporting the 2008 underwriting year amount to $316,483, all of which is provided by the Company. A third party FAL facility comprising $174,365 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support.

16.	Income taxes

The Company provides for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. The Company is registered in Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not taxed on any Bermuda income or capital gains taxes and has received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, the Company will be exempt from those taxes until March 28, 2016.

The Company has subsidiaries based in the United Kingdom and Canada that are subject to the tax laws of those countries. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. One of the Company’s subsidiaries is deemed to be engaged in business in the United States and is therefore subject to US corporate tax. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Income before tax by jurisdiction is as follows:

	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Income (loss) before tax — Bermuda	$396,467	$183,095	$(49,708)
Income (loss) before tax — Other	8,034	2	—

Income (loss) before tax — Total	$404,501	$183,097	$(49,708)

Income tax expense is comprised of current and deferred tax. Income tax expense is as follows:

	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Current	$34	$—	$—
Deferred	1,471	—	—

Income tax expense	$1,505	$—	$—

The weighted average expected tax provision has been calculated using pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005 is provided below.

	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Expected tax provision at the weighted average rate of 0.6%	$2,419	$—	$—
Difference between weighted average and actual tax rate	(1,139)	—	—
Adjustments to prior period tax	225		—

Income tax expense	$1,505	$—	$—

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006

Deferred Tax Asset:
UK tax losses carried forward	$(26,357)	$—
Timing Differences	(4,110)	—

Deferred tax asset, gross of valuation allowance	(30,467)	—
Valuation Allowance	—	—
Deferred tax asset, net of valuation allowance	(30,467)	—

Deferred Tax Liability:
Underwriting profit taxable in future periods	44,354	—
Revenue to be taxed in future periods	2,776	—

Deferred tax liability	47,130	—

Net deferred tax liability	$16,663	$—

Net deferred tax assets and liabilities represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by UK tax laws and regulations.

In assessing whether deferred tax assets can be realized, management considers whether it is more likely than not that part, or all, of the deferred tax asset will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income in the period during which those temporary differences and operating losses become deductible. Management considers the reversal of the deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could be reduced in the future if estimates of future taxable income are reduced.

As of December 31, 2007, net operating loss carry forwards in the U.K. were approximately $103,995 (inclusive of cumulative currency translation adjustments) and have no expiration.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

17.	Commitments and contingencies

a)	Concentrations of credit risk

The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At December 31, 2007, 0.2% of the portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.0% of our investment portfolio, other than with respect to U.S. government and agency securities.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The Company underwrites a significant amount through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. During the two years ended December 31, 2007 and 2006 approximately 32.1% and 33.5%, respectively, of the Company’s consolidated gross premiums written were generated from or placed by Marsh & McLennan companies. During the two years ended December 31, 2007 and 2006 approximately 17.4% and 20.1%, respectively, of the Company’s consolidated gross premiums written were generated from or placed by Willis Group Holdings Ltd. During the two years ended December 31, 2007 and 2006 approximately 15.5% and 17.5%, respectively, of the Company’s consolidated gross premiums written were generated from or placed by Aon Corporation. During the two years ended December 31, 2007 and 2006 approximately 10.6% and 12.5%, respectively, of the Company’s consolidated gross premiums written were generated from or placed by Benfield Group Ltd. No business was written in the period from incorporation to December 31, 2005. These companies are large, well established, and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the periods mentioned.

b)	Employment agreements

The Company has entered into employment agreements with certain individuals that provide for option awards, executive benefits and severance payments under certain circumstances.

c)	Operating leases

The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2007 was approximately $1,541 (year ended December 31, 2006: $437, period ended December 31, 2005: $12). Future minimum lease commitments are as follows:

2008	$2,255
2009	2,458
2010	2,424
2011	2,203
2012 and thereafter	3,421

Total minimum future rentals	$12,761

d)	Funds at Lloyd’s

Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2007 amount to $316,483 (December 31, 2006: $268,565).

For the 2005, 2006 and 2007 years of account, the Company’s underwriting was supported by various third parties (“Talbot third party FAL facility”). The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2005, 2006 and 2007 results, as appropriate, when they are declared.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The Talbot third party FAL facility support each year of account as follows:

	2005	2006	2007
	Underwriting	Underwriting	Underwriting
	Year	Year	Year

Common to all three years	$80,650	$80,650	$80,650
Common to 2005/6 only	20,000	20,000	—
Common to 2006/7 only	—	25,340	25,340
2005 only	30,350	—	—
2006 only	—	2,500	—
2007 only	—	—	15,525

Total	$131,000	$128,490	$121,515

The FAL are provided for each year of account as follows:

	2005	2006	2007	2008
	Underwriting	Underwriting	Underwriting	Underwriting
	Year	Year	Year	Year

Talbot third party FAL facility	$131,000	$128,490	$121,515	$—
Talbot FAL facility	30,000	30,000	30,000	100,000
Group funds	100,787	110,075	115,000	216,483

Total FAL	$261,787	$268,565	$266,515	$316,483

The amounts provided under the Talbot third party FAL facility would not become a liability of the group in the event of the syndicate declaring a loss at a level which would call on such arrangements.

The amounts provided under the Talbot FAL facility would become a liability of the group in the event of the syndicate declaring a loss at a level which would call on this arrangement.

The amounts which the Company provides as FAL is not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

e)	National Indemnity Corporation (“NIC”) capital agreement

The Talbot group has entered into an agreement with NIC whereby NIC provides letters of credit to support the group’s underwriting. Part of that agreement stipulates that part of the reinsurance to close premium in respect of the 2006 year of account will be made available to NIC at NIC’s option as a limited quota share agreement. The portion that shall be offered is the amount of support provided by NIC for the 2006 year of account divided by the overall support provided for that year.

f)	Lloyd’s New Central Fund

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the company’s 2007 capacity at Lloyd’s of £325,000, the December 31,

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

2007 exchange rate of £1 equals $1.99 and assuming the maximum 3% assessment the company would be assessed approximately $19,403.

18.	Related party transactions

The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.

a) The Company entered into an agreement on December 7, 2005 under which the Company’s founding investor Aquiline Capital Partners, LLC and its related companies (“Aquiline”) were engaged to provide services in connection with the Company’s formation and initial capitalization, including without limitation to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In connection with this agreement, Aquiline received $12,300 in fees during 2005 which were included as organizational costs within additional paid-in capital. Aquiline entities, which own 6,857,143 shares in the Company, hold warrants to purchase 3,012,371 shares, and employ three of the Company’s directors who do not receive compensation from the Company.

b) The Company entered into an advisory agreement on December 7, 2005 with Aquiline. Under this agreement, Aquiline from time to time provides advisory and consulting services in relation to the affairs of the Company and its subsidiaries with respect to the formation and initial capitalization of the Company and its subsidiaries, the structure and timing of public and private offerings of debt and equity securities of the Company and its subsidiaries and other financings, property dispositions and other acquisitions to be performed by Aquiline. Under the terms of this agreement, the Company was to pay an annual advisory fee of $1,000 payable in advance for a period of five years from the date of initial funding until the termination date. Prior to the termination date, upon the earlier to occur of (a) a change in control and (b) a first public offering, the Company was to immediately pay in full to Aquiline the remaining unpaid advisory fees. Certain officers and employees of Aquiline have investments in the Company and some of these individuals also serve as directors of the Company. Upon the IPO closing on July 30, 2007, the Company paid Aquiline the remaining $3,000 of advisory fees per the management agreement and expensed the balance of 2007 prepaid advisory services, and has no further obligation. As a result of these transactions the Company incurred $4,000 during the year ended December 31, 2007 (2006: $1,000; 2005: $nil).

c) The Company and Aquiline engaged Merrill Lynch to provide services in connection with the initial capitalization of the Company. In connection with this agreement, Merrill Lynch received $8,100 in fees during 2005 which were included as a direct equity offering expense within additional paid-in capital. Merrill Lynch entities, which own 5,714,285 shares in the Company, hold warrants to purchase 486,405 shares, and have an employee on the Board of Directors who does not receive compensation from the Company. Merrill Lynch warrants are convertible to non-voting shares as described in note 7(a). In addition, entities affiliated with Merrill Lynch were the initial purchasers of $40,000 of the 9.069% Junior Subordinated Deferrable Debentures.

Merrill Lynch was engaged by the Company to provide financial advisory services related to the purchase of Talbot. On July 30, 2007, the Company completed its initial public offering and subsequent offering per the underwriters’ option to purchase additional common shares. As an underwriter of the offering, Merrill Lynch’s discount and fees were $8,466.

d) The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of its investment portfolio. The Company incurred $1,781 during the year ended December 31, 2007 (2006: $1,164; 2005: $36) of which $787 was included in accounts payable and accrued expenses at December 31, 2007 (2006: $429). Merrill Lynch is a shareholder of Blackrock.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

e) The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, which own 14,057,143 shares in the Company, hold warrants to purchase 1,604,410 shares, and have an employee on the Board of Directors who does not receive compensation from the Company. The Company incurred $858 during the year ended December 31, 2007 (2006: $675; 2005:$32) of which $460 was included in accounts payable and accrued expenses at December 31, 2007 (2006: $180).

On July 2, 2007 the Company paid Goldman Sachs $4,045 for financial advisory services related to the purchase of Talbot. On July 30, 2007, the Company completed its initial public offering and subsequent offering per the underwriters’ option to purchase additional common shares. As an underwriter, Goldman Sachs’ discount and fees were $8,429.

f) Pursuant to a reinsurance agreement, the Company has ceded premiums to Group Ark Insurance Holdings Ltd. (“Group Ark”) of $181 for the year ended December 31, 2007 (2006: $nil; 2005: $nil). A balance due to Group Ark of $91 was included in reinsurance balances payable at December 31, 2007 (2006: $nil). Aquiline is a shareholder of Group Ark.

g) Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to indirectly facilitate the provision of Funds at Lloyd’s (“FAL”). The Company paid $889 of finance expenses to such management and staff in respect of such provision of FAL for the year ended December 31, 2007 (2006: $nil; 2005: $nil), all of which was included in accounts payable and accrued expenses at December 31, 2007 (2006: $nil). An amount of $154 was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the year ended December 31, 2007 (2006: $nil; 2005: $nil).

19.	Earnings per share

As disclosed in note 20, a reverse stock split of the outstanding shares of the Company, was approved by a vote by the shareholders, whereby each 1.75 outstanding shares was consolidated into 1 share. This reverse stock split has been reflected retroactively in the calculation of earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007 and 2006 and period ended December 31, 2005:

	Year or Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net income (loss) available to common shareholders	$402,996	$183,097	$(49,708)
Weighted average shares — basic
ordinary shares outstanding	65,068,093	58,477,130	58,423,174
Share equivalents
Warrants	1,973,983	244,180	—
Restricted Shares	647,558	153,257	—
Options	97,039	—	—

Weighted average shares — diluted	67,786,673	58,874,567	58,423,174

Basic earnings (loss) per share	$6.19	$3.13	$(0.85)

Diluted earnings (loss) per share	$5.95	$3.11	$(0.85)

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Share equivalents that would result in the issuance of common shares of 137,350, 812,450 and 805,899 were outstanding for the year or period ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

20.	Share consolidation

A reverse stock split of the outstanding shares of the Company, was approved by the shareholders, effective immediately following the Company’s Annual General Meeting on March 1, 2007, whereby each 1.75 outstanding shares was consolidated into 1 share, and the par value of the Company’s shares was increased to US $0.175 per share. This share consolidation has been reflected retroactively in these financial statements.

21.	Segment information

The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which two operating segments have been determined under FAS 131, “Disclosures about Segments of and Enterprise and Related Information”. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate and
			Other
			Reconciling
Year Ended December 31, 2007	Validus Re	Talbot	Items	Total

Gross premiums written	$702,098	$286,539	$—	$988,637
Reinsurance premiums ceded	(68,842)	(1,368)	—	(70,210)

Net premiums written	633,256	285,171	—	918,427
Change in unearned premiums	(74,227)	13,879	—	(60,348)

Net premiums earned	559,029	299,050	—	858,079
Losses and loss expense	175,538	108,455	—	283,993
Policy acquisition costs	70,323	63,954	—	134,277
General and administrative expenses	31,412	48,886	17,467	97,765
Share expenses	4,013	1,709	10,467	16,189

Underwriting income	$277,743	$76,046	$(27,934)	$325,855

Net investment income	85,981	25,805	538	112,324
Net realized gains (losses) on investments	443	1,165	—	1,608
Net unrealized gains (losses) on investments	8,556	3,808	—	12,364
Foreign exchange gains	7,495	(799)	—	6,696
Other income	—	3,301	—	3,301
Fair value of warrants	—	—	(2,893)	(2,893)
Aquiline termination fee	—	—	(3,000)	(3,000)
Finance expenses	(1,378)	(26,086)	(24,290)	(51,754)

Net income before taxes	378,840	83,240	(57,579)	404,501
Taxes	61	1,444	—	1,505

Net income	$378,779	$81,796	$(57,579)	$402,996

Loss and loss expense ratio(1)	31.4%	36.3%		33.1%
Policy acquisition cost ratio(1)	12.6%	21.4%		15.6%
General and administrative expense ratio(1)	6.3%	16.9%		13.3%

Combined ratio(1)	50.3%	74.6%		62.0%

Total assets	$2,464,176	$1,674,987	$5,061	$4,144,224

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			Other
			Reconciling
Year Ended December 31, 2006	Validus Re	Talbot	Items	Total

Gross premiums written	$540,789	$—	$—	$540,789
Reinsurance premiums ceded	(63,696)	—	—	(63,696)

Net premiums written	477,093		—	477,093
Change in unearned premiums	(170,579)	—	—	(170,579)

Net premiums earned	306,514	—	—	306,514
Losses and loss expense	91,323	—	—	91,323
Policy acquisition costs	36,072	—	—	36,072
General and administrative expenses	24,565	—	13,789	38,354
Share expenses	3,105	—	4,773	7,878

Underwriting income	$151,449	$—	$(18,562)	$132,887

Net investment income	57,996	—	25	58,021
Net realized gains (losses) on investments	(1,102)	—	—	(1,102)
Fair value of warrants issued	—	—	(77)	(77)
Foreign exchange gains	2,157	—	—	2,157
Finance expenses	(97)	—	(8,692)	(8,789)

Net income before taxes	210,403	—	(27,306)	183,097
Taxes	—	—	—	—

Net income	$210,403	$—	$(27,306)	$183,097

Loss and loss expense ratio(1)	29.8%	NA		29.8%
Policy acquisition cost ratio(1)	11.8%	NA		11.8%
General and administrative expense ratio(1)	9.0%	NA		15.1%

Combined ratio(1)	50.6%	NA		56.7%

Total assets	$1,642,999	$—	$3,424	$1,646,423

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			Other
			Reconciling
Year Ended December 31, 2005	Validus Re	Talbot	Items	Total

Gross premiums written	$—	$—	$—	$—
Reinsurance premiums ceded	—	—	—	—

Net premiums written	—	—
Change in unearned premiums	—	—	—	—

Net premiums earned	—	—	—	—
Losses and loss expense	—	—	—	—
Policy acquisition costs	—	—	—	—
General and administrative expenses	1,034	—	1,333	2,367
Share expenses	127	—	163	290

Underwriting loss	$(1,161)	$—	$(1,496)	$(2,657)

Net investment income	2,024	—	8	2,032
Net realized gains on investments	39	—	—	39
Fair value of warrants issued	—		(49,122)	(49,122)
Foreign exchange gains	—	—	—	—
Finance expenses	—		—	—

Net income (loss) before taxes	902	—	(50,610)	(49,708)
Taxes	—	—	—	—

Net income (loss)	$902	$—	$(50,610)	$(49,708)

Loss and loss expense ratio(1)	NA			NA
Policy acquisition cost ratio(1)	NA			NA
General and administrative expense ratio(1)	NA			NA
Combined ratio(1)	NA			NA
Total assets	$993,259	$—	$21,194	$1,014,453

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Year Ended December 31, 2007
	Gross Premiums Written
	Validus Re	Talbot	Total	%

United States	$342,502	$26,262	$368,764	37.3%
Worldwide excluding United States(1)	22,794	94,434	117,228	11.9%
Europe	44,266	29,007	73,273	7.4%
Latin America and Caribbean	7,218	13,497	20,715	2.1%
Japan	8,252	1,028	9,280	0.9%
Canada	—	4,649	4,649	0.5%

Sub-total, non United States	82,530	142,615	225,145	22.8%
Worldwide including United States(1)	103,997	24,847	128,844	13.0%
Marine and Aerospace(2)	173,069	92,815	265,884	26.9%

Total	$702,098	$286,539	$988,637	100.0%

	Year Ended December 31, 2006
	Gross Premiums Written
	Validus Re	Talbot	Total	%

United States	$224,423	$—	$224,423	41.5%
Worldwide excluding United States(1)	38,720	—	38,720	7.2%
Europe	36,812	—	36,812	6.8%
Latin America and Caribbean	15,412	—	15,412	2.8%
Japan	6,326	—	6,326	1.2%
Canada	2,103	—	2,103	0.4%

Sub-total, non United States	99,373	—	99,373	18.4%
Worldwide including United States(1)	71,432	—	71,432	13.2%
Marine and Aerospace(2)	145,561	—	145,561	26.9%

Total	$540,789	$—	$540,789	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31, 2005
	Gross Premiums Written
	Validus Re	Talbot	Total	%

United States	$—	$—	$—	0.0%
Worldwide excluding United States(1)	—	—	—	0.0%
Europe	—	—	—	0.0%
Latin America and Caribbean	—	—	—	0.0%
Japan	—	—	—	0.0%
Canada	—	—	—	0.0%

Sub-total, non United States	—	—	—	0.0%
Worldwide including United States(1)	—	—	—	0.0%
Marine and Aerospace(2)	—	—	—	0.0%

Total	$—	$—	$—	0.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

22.	Statutory and regulatory requirements

The Company has two Bermuda-based subsidiaries, Validus Re Ltd. and Talbot Insurance (Bermuda) Ltd. (“TIBL”) registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). Under the Insurance Act, these subsidiaries are required to prepare Statutory Financial Statements and to file Statutory Financial Returns. The Act requires Validus Re Ltd. to maintain minimum share capital of $1,000 and to meet a minimum solvency margin (the amount by which statutory assets exceed statutory liabilities) equal to the greater of 50% of net premiums written or 15% of the net reserve for losses and loss adjustment expenses. The Act requires TIBL to maintain minimum share capital of $120 and to maintain a minimum solvency margin equal to the greater of (i) $1 million; (ii) 20% of net written premiums up to $6,000 and 15% of net written premium in excess of $6,000; or (iii) 15% of the net reserve for losses and loss adjustment expenses. The subsidiaries are also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and cash equivalents, investments and insurance balances receivable. Certain categories of assets do not qualify as relevant assets under the statute. The relevant liabilities are total general business insurance reserves (net of reinsurance recoveries) and total other liabilities. These requirements were met at December 31, 2007 and December 31, 2006.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Statutory requirements based on draft unaudited filings for Validus Re Ltd. and TIBL (from the date of acquisition) are set out below:

	Validus Re Ltd.		TIBL
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Minimum statutory capital and surplus	$316,628	$238,547	$12,103	$—
Actual statutory capital and surplus	1,763,011	1,319,228	221,109	—
Minimum share capital	1,000	1,000	120	—
Actual share capital	1,295,945	1,154,383	62,731	—
Minimum relevant assets	595,016	242,699	100,750	—
Actual relevant assets	2,385,789	1,633,588	355,442	—

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.

As disclosed in Note 17 (d), Syndicate 1183 and Talbot 2002 Underwriting Capital Ltd (“T02”) are subject to regulation by the Council of Lloyd’s. Syndicate 1183 and T02 are also subject to regulation by the U.K. Financial Services Authority (“FSA”) under the Financial Services and Markets Act 2000.

T02 is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, T02 is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe T02’s membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

23.	Condensed unaudited quarterly financial data

As noted elsewhere in the financial statement notes, the quarters ended September 30, 2007 and December 31, 2007 include the results of Talbot with effect from the date of acquisition.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Gross premiums written	$378,070	$174,300	$245,271	$190,996
Reinsurance premiums ceded	(30,958)	(26,780)	(7,906)	(4,566)

Net premiums written	347,112	147,520	237,365	186,430
Change in unearned premiums	(235,620)	(14,490)	58,161	131,601

Net premiums earned	111,492	133,030	295,526	318,031
Net investment income	18,497	19,742	36,560	37,525
Net realized gains (losses) on investments	46	(232)	1,010	784
Net unrealized gains (losses) on investments	1,643	(6,189)	7,681	9,229
Other income	—	—	1,330	1,971
Foreign exchange gains	1,389	2,003	5,818	(2,515)

Total revenues	133,067	148,354	347,925	365,025

Losses and loss expenses	46,487	42,675	87,263	107,567
Policy acquisition costs	12,219	17,837	50,945	53,277
General and administrative expenses	11,227	11,107	44,793	33,676
Share compensation expense	1,945	1,978	6,132	6,135
Finance expenses	4,441	4,003	17,886	25,423
Fair value of warrants issued	—	—	2,893	—

Total expenses	76,319	77,600	209,912	226,078

Net income before taxes	56,748	70,754	138,013	138,947
Taxes	—	—	1,488	(22)

Net income after taxes	$56,748	$70,754	$136,525	$138,969

Basic earnings per common share	$0.97	$1.21	$1.98	$1.87
Diluted earnings per common share	$0.94	$1.17	$1.90	$1.77
Weighted average shares — basic	58,482,601	58,482,600	69,107,336	74,199,836
Weighted average shares — diluted	60,215,392	60,647,354	71,868,835	78,415,109
Loss ratio(1)	41.7%	32.1%	29.5%	33.8%
Expense ratio(1)	22.8%	23.2%	33.5%	29.3%

Combined ratio(1)	64.5%	55.3%	63.0%	63.1%

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
For the Years Ended December 31, 2007 and 2006
and Period from October 19, 2005 to December 31, 2005
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Gross premiums written	$248,205	$110,574	$116,505	$65,505
Reinsurance premiums ceded	(8,238)	(16,921)	(38,892)	355

Net premiums written	239,967	93,653	77,613	65,860
Change in unearned premiums	(197,559)	(27,198)	14,885	39,293

Net premiums earned	42,408	66,455	92,498	105,153
Net investment income	10,912	13,185	16,272	17,652
Net realized gains (losses) on investments	(386)	(354)	(154)	(208)
Net foreign exchange losses	(4)	696	369	1,096

Total revenues	52,930	79,982	108,985	123,693

Losses and loss expenses	24,337	31,144	11,577	24,265
Policy acquisition costs	5,500	8,436	10,638	11,498
General and administrative expenses	7,633	9,733	13,641	15,225
Finance expenses	705	978	3,453	3,653
Fair value of warrants issued	77	—	—	—

Total expenses	38,252	50,291	39,309	54,641

Net income	$14,678	$29,691	$69,676	$69,052

Basic earnings per common share	$0.25	$0.51	$1.19	$1.18
Diluted earnings per common share	$0.25	$0.51	$1.19	$1.16
Weighted average shares — basic	58,460,716	58,482,601	58,482,601	58,482,601
Weighted average shares — diluted	58,509,519	58,591,802	58,651,163	59,745,784
Loss ratio(1)	57.4%	46.9%	12.5%	23.1%
Expense ratio(1)	31.0%	27.3%	26.3%	25.4%

Combined ratio(1)	88.4%	74.2%	38.8%	48.5%

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2007
(Expressed in thousands of U.S. dollars)

			Amount at which
	Amortized	Market	shown on the
	cost	value	Balance Sheet

US. Government and Government Agency	$700,697	$707,703	$707,703
Other Sovereign and Sovereign Agency	$143,744	$141,493	$141,493
Corporate	486,752	488,127	488,127
Asset-backed securities	191,413	191,455	191,455
Residential mortgage-backed securities	722,749	723,632	723,632
Commercial mortgage-backed securities	157,719	158,988	158,988

Total fixed maturities	2,403,074	2,411,398	2,411,398
Total short-term investments	251,150	250,623	250,623

Total investments	$2,654,224	$2,662,021	$2,662,021

Schedule II
VALIDUS HOLDINGS, LTD. (parent company only)

BALANCE SHEETS

As at December 31, 2007 and 2006
(Expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$81	$36
Investment in subsidiary	2,282,580	1,348,823
Other assets	4,980	3,389

Total assets	$2,287,641	$1,352,248

LIABILITIES
Intercompany payable	$1,567	$9,158
Accounts payable and accrued expenses	1,274	567
Debentures payable	350,000	150,000

Total liabilities	352,841	159,725

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2007; 74,199,836, 2006; 58,482,601)	12,985	10,234
Additional paid-in capital	1,384,604	1,048,025
Accumulated other comprehensive income	(49)	875
Retained earnings (deficit)	537,260	133,389

Total shareholders’ equity	1,934,800	1,192,523

Total liabilities and shareholders’ equity	$2,287,641	$1,352,248

VALIDUS HOLDINGS, LTD. (parent company only)

STATEMENT OF CASH FLOW

For the Years Ended December 31, 2007 and 2006 and Period Ended December 31, 2005
(Expressed in thousands of U.S. dollars)

	Year Ended	Year Ended	Period Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Cash flows provided by operating activities
Net income (loss) for the year	$402,996	$183,097	$(49,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fair value of warrants expensed	2,893	77	49,122
Equity in net earnings of subsidiary	(396,169)	(194,117)	552
Change in:
Accrued investment income	—	9	(9)
Other assets	409	479	(118)
Intercompany receivable	—	1,008	(1,008)
Intercompany payable	(7,591)	9,158	—
Accounts payable and accrued expenses	707	522	43

Net cash provided by operating activities	3,245	233	(1,126)

Cash flows used in investing activities
Investment in subsidiaries	(521,448)	(146,212)	(1,000,000)

Net cash used in investing activities	(521,448)	(146,212)	(1,000,000)

Cash flows provided by financing activities
Net proceeds on issuance of debentures	198,000	146,250	—
Issue of common shares, net	320,248	(12,141)	1,013,032

Net cash provided by financing activities	518,248	134,109	1,013,032

Net decrease in cash	45	(11,870)	11,906
Cash and cash equivalents — Beginning of year	36	11,906	—

Cash and cash equivalents — End of year	$81	$36	$11,906

VALIDUS HOLDINGS, LTD. (parent company only)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2007 and 2006 and Period Ended December 31, 2005
(Expressed in thousands of U.S. dollars,)

	Year Ended	Year Ended	Period Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Revenues
Equity in net earnings of subsidiaries	436,169	194,117	(552)
Net investment income	537	25	9

Total revenues	436,706	194,142	(543)
Expenses
General and administrative expenses	6,527	2,276	43
Finance expenses	24,290	8,692	—
Fair value of warrants issued	2,893	77	49,122

Total expenses	33,710	11,045	49,165

Net income (loss)	$402,996	$183,097	$(49,708)

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. dollars)

At and year ended December 31, 2007

		Reserve for					Amortization
	Deferred	Losses And		Net	Net	Losses And	of Deferred	Other	Net
	Acquisition	Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expense	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$45,860	$196,813	$259,592	$559,029	$85,981	$175,538	$70,323	$35,425	$633,256
Talbot	59,702	729,304	297,752	299,050	25,805	108,455	63,954	50,595	285,171
Corporate	—	—	—	—	538	—	—	30,934	—

Total	$105,562	$926,117	$557,344	$858,079	$112,324	$283,993	$134,277	$116,954	$918,427

At and year ended December 31, 2006

		Reserve for					Amortization
	Deferred	Losses And		Net	Net	Losses And	of Deferred	Other	Net
	Acquisition	Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expense	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$28,203	$77,363	$178,824	$306,514	$57,996	$91,323	$36,072	$27,670	$477,093
Talbot	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	25	—	—	18,562	—

Total	$28,203	$77,363	$178,824	$306,514	$58,021	$91,323	$36,072	$46,232	$477,093

At and period ended December 31, 2005

		Reserve for					Amortization
	Deferred	Losses And		Net	Net	Losses And	of Deferred	Other	Net
	Acquisition	Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expense	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$—	$—	$—	$—	$2,024	$—	$—	$1,161	$—
Talbot	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	8	—	—	1,496	—

Total	$—	$—	$—	$—	$2,032	$—	$—	$2,657	$—

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
At December 31, 2007
(Expressed in thousands of U.S. dollars)

			Assumed		Percentage
		Ceded to	from other	Net	amount
	Gross	other companies	companies	amount	net

Year ended December 31, 2007	$—	$70,210	$988,637	$918,427	108%
Year ended December 31, 2006	$—	$63,696	$540,789	$477,093	113%
Period from October 19, 2005 to December 31, 2005	$—	$—	$—	$—	0%