Form 10-Q
period 2008-03-31
VALIDUS HOLDINGS LTD
filed 2008-05-14
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of May 14, 2008, there were 74,230,410 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2008 and December 31, 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31,
	2008 (Unaudited)	December 31, 2007
Assets
Fixed maturities, at fair value (amortized cost: 2008 - $2,760,377; 2007 - $2,403,074)	$2,759,884	$2,411,398
Short-term investments, at fair value (amortized cost: 2008 - $133,770; 2007 - $251,150)	133,711	250,623
Cash and cash equivalents	347,347	444,698

Total cash and investments	3,240,942	3,106,719
Premiums receivable	572,175	401,241
Deferred acquisition costs	135,789	105,562
Prepaid reinsurance premiums	71,855	22,817
Securities lending collateral	191,256	164,324
Loss reserves recoverable	118,575	134,404
Paid losses recoverable	7,008	7,810
Income taxes recoverable	—	3,325
Intangible assets	130,339	131,379
Goodwill	20,393	20,393
Accrued investment income	22,187	19,960
Other assets	25,119	26,290

Total assets	$4,535,638	$4,144,224

Liabilities
Reserve for losses and loss expenses	$977,236	$926,117
Unearned premiums	750,257	557,344
Reinsurance balances payable	88,356	36,848
Securities lending payable	192,468	164,324
Income taxes payable	1,531	—
Deferred income taxes	13,421	16,663
Net payable for investments purchased	52,307	31,426
Accounts payable and accrued expenses	119,404	126,702
Debentures payable	350,000	350,000

Total liabilities	2,544,980	2,209,424

Commitments and contingent liabilities

Shareholders’ equity
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2008 – 74,230,410; 2007 - 74,199,836)	12,990	12,985
Additional paid-in capital	1,391,303	1,384,604
Accumulated other comprehensive income (loss)	18	(49)
Retained earnings	586,347	537,260

Total shareholders’ equity	1,990,658	1,934,800

Total liabilities and shareholders’ equity	$4,535,638	$4,144,224

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2008 and 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$521,594	$378,070
Reinsurance premiums ceded	(84,900)	(30,958)

Net premiums written	436,694	347,112
Change in unearned premiums	(144,830)	(235,620)

Net premiums earned	291,864	111,492
Net investment income	36,043	18,497
Net realized gains on investments	7,744	46
Net unrealized (losses) gains on investments	(14,977)	1,643
Other income	935	—
Foreign exchange gains	8,179	1,389

Total revenues	329,788	133,067

Expenses
Losses and loss expense	140,024	46,487
Policy acquisition costs	56,701	12,219
General and administrative expenses	37,107	11,227
Share compensation expense	6,535	1,945
Finance expenses	21,517	4,441

Total expenses	261,884	76,319

Net income before taxes	67,904	56,748
Income tax expense	1,429	—

Net income	$66,475	$56,748

Comprehensive income
Currency translation adjustments	67	—

Comprehensive income	$66,542	$56,748

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	74,209,371	58,482,601
Diluted	78,329,727	60,215,392

Basic earnings per share	$0.87	$0.97

Diluted earnings per share	$0.85	$0.94

Cash dividends declared per share	$0.20	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the three months ended March 31, 2008 and 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Common shares
Balance – Beginning of period	$12,985	$10,234
Issue of common shares	5	—

Balance – End of period	$12,990	$10,234

Additional paid-in capital
Balance – Beginning of period	$1,384,604	$1,048,025
Issue of common shares, net of expenses	164	—
Stock option expense	1,023	915
Fair value of warrants qualifying as equity	—	—
Share compensation expense	5,512	1,030

Balance – End of period	$1,391,303	$1,049,970

Accumulated other comprehensive income (loss)
Balance – Beginning of period	$(49)	$875
Currency translation adjustments	67	—
Cumulative effect of adoption of fair value option	—	(875)

Balance – End of period	$18	$—

Retaining earnings
Balance – Beginning of period	$537,260	$133,389
Cumulative effect of adoption of fair value option	—	875
Dividends	(17,388)	—
Net income	66,475	56,748

Balance – End of period	$586,347	$191,012

Total shareholders’ equity	$1,990,658	$1,251,216

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities
Net income for the period	$66,475	$56,748
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expense	6,535	1,945
Net realized gains on sales of investments	(7,744)	(46)
Net unrealized (losses) gains on investments	14,977	(1,643)
Amortization of intangible assets	1,040	—
Foreign exchange on cash and cash equivalents included in net income	(5,701)	(3,241)
Amortization of discounts on fixed maturities	226	(2,627)
Changes in:
Premiums receivable	(170,863)	(213,886)
Deferred acquisition costs	(30,318)	(38,491)
Prepaid reinsurance premiums	(48,992)	(18,819)
Losses recoverable	15,782	(450)
Paid losses recoverable	811	—
Taxes recoverable	4,701	—
Accrued investment income	(2,226)	(1,227)
Other assets	85	(1,668)
Reserve for losses and loss expense	51,935	34,192
Unearned premiums	193,221	254,439
Reinsurance balances payable	51,447	18,270
Deferred taxation	(3,242)	—
Accounts payable and accrued expenses	(7,009)	(7,822)

Net cash provided by operating activities	131,140	75,674

Cash flows used in investing activities
Proceeds on maturity of investments	66,540	—
Proceeds on sales of investments	573,454	163,758
Purchases of fixed maturities	(973,142)	(401,955)
Sales of short-term investments, net	117,157	183,956
Increase in securities lending collateral	(28,144)	(3,932)

Net cash used in investing activities	(244,135)	(58,173)

Cash flows provided by financing activities
Issue of common shares, net of expenses	169	—
Dividends paid to shareholders	(17,388)	—
Increase in securities lending payable	28,144	3,932

Net cash provided by financing activities	10,925	3,932

Effect of exchange rate changes on cash and cash equivalents	4,719	3,241

Net (decrease) increase in cash	(97,351)	24,674

Cash and cash equivalents – Beginning of period	444,698	63,643

Cash and cash equivalents – End of period	$347,347	$88,317

Net taxes paid during the period	$(114)	$—

Interest paid during the period	$7,641	$3,401

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
1.	Basis of preparation and consolidation
     These unaudited consolidated financial statements include Validus Holdings, Ltd. and its wholly owned subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
     In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, and reinsurance recoverable balances. Actual results could differ from those estimates. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board. The unaudited consolidated financial statements include the results of operations and cash flows of Talbot since the date of acquisition of July 2, 2007 and not any prior periods (including for comparative purposes).
2.	Recent accounting pronouncements
     In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133” (“FAS 161”). This statement expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about the fair values and amounts of gains and losses on derivative contracts, and credit risk related contingent features in derivative agreements. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.
3.	Investments
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative approaches but for which the Company typically obtained independent external valuation information including cash and certain cash instruments such as money market funds, overnight repos and commercial paper. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include U.S. Treasuries, sovereign debt, corporate debt and U.S. agency and non-agency mortgage and asset-backed securities. The Company currently believes that none of its marketable securities are being valued based on unobservable inputs and so does not consider any securities to be classified as Level 3.
     At March 31, 2008, the Company’s investments are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$783,204	$—	$783,204
Other Sovereign and Sovereign Agency	—	170,428	—	170,428
States, municipalities, political subdivisions	—	27,433	—	27,433
Corporate	—	611,774	—	611,774
Asset-backed securities	—	196,330	—	196,330
Residential mortgage-backed securities	—	737,224	—	737,224
Commercial mortgage-backed securities	—	233,491	—	233,491

Total fixed maturities	—	2,759,884	—	2,759,884
Total short-term investments	126,785	6,926	—	133,711

Total	$126,785	$2,766,810	$—	$2,893,595

     At December 31, 2007, the Company’s investments are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$707,703	$—	$707,703
Other Sovereign and Sovereign Agency	—	141,493	—	141,493
Corporate	—	488,127	—	488,127
Asset-backed securities	—	191,455	—	191,455
Residential mortgage-backed securities	—	723,632	—	723,632
Commercial mortgage-backed securities	—	158,988	—	158,988

Total fixed maturities	—	2,411,398	—	2,411,398
Total short-term investments	215,052	35,571	—	250,623

Total	$215,052	$2,446,969	$—	$2,662,021

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The table in section (c) below shows the aggregate cost (or amortized cost) and fair value of the Company’s marketable securities, by investment type, as of the periods indicated.
b)	Net investment income
     Net investment income is derived from the following sources:

	Three months ended
	March 31,	March 31,
	2008	2007
Fixed maturities and short-term investments	$31,691	$18,075
Securities lending income	435	1
Cash and cash equivalents	4,838	931

Total gross investment income	36,964	19,007
Investment expenses	(921)	(510)

Net investment income	$36,043	$18,497

     The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) of investments:

	Three months ended
	March 31,	March 31,
	2008	2007
Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$8,356	$89
Gross realized losses	(612)	(43)

Net realized gains (losses) on investments	7,744	46
Change in unrealized gains (losses) of securities lending	(1,212)	—
Change in unrealized gains (losses) of investments	(13,765)	1,643

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$(7,233)	$1,689

c)	Fixed maturity and short-term investments
     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at March 31, 2008 are as follows:

	Amortized	Gross	Gross unrealized	Estimated fair
	Cost	unrealized gains	losses	value
U.S. Government and Government Agency	$762,842	$20,441	$(79)	$783,204
Other Sovereign and Sovereign Agency	167,669	3,090	(331)	170,428
States, municipalities, political subdivisions	27,001	432	—	27,433
Corporate	606,573	10,128	(4,927)	611,774
Asset-backed securities	196,058	1,567	(1,295)	196,330
Residential mortgage-backed securities	763,806	7,221	(33,803)	737,224
Commercial mortgage-backed securities	236,428	108	(3,045)	233,491

Total fixed maturities	2,760,377	42,987	(43,480)	2,759,884
Total short-term investments	133,770	20	(79)	133,711

Total	$2,894,147	$43,007	$(43,559)	$2,893,595

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2007 are as follows:

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

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2008		December 31, 2007
	Estimated		Estimated
	fair value	% of total	fair value	% of total
AAA	$2,261,315	82.0%	$2,029,573	84.2%
AA+	45,081	1.6%	37,458	1.6%
AA	39,150	1.4%	51,091	2.1%
AA-	165,197	6.0%	96,578	4.0%
A+	115,707	4.2%	88,181	3.7%
A	89,004	3.2%	70,666	2.9%
A-	38,837	1.4%	29,948	1.2%
BBB+	5,593	0.2%	7,903	0.3%

Total	$2,759,884	100.0%	$2,411,398	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at March 31, 2008 and December 31, 2007 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$184,321	$185,649	$197,833	$198,466
Due after one year through five years	1,336,058	1,362,416	1,083,470	1,087,758
Due after five years through ten years	24,754	25,788	29,509	30,427
Due after ten years	18,952	18,986	20,381	20,672

	1,564,085	1,592,839	1,331,193	1,337,323
Asset-backed and mortgage-backed securities	1,196,292	1,167,045	1,071,881	1,074,075

Total	$2,760,377	$2,759,884	$2,403,074	$2,411,398

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At March 31, 2008 approximately $102,065 (December 31, 2007: $104,524) of letters of credit were issued and outstanding under this facility for which $108,827 of investments were pledged as collateral (December 31, 2007: $109,164). During the prior year the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s.  At March 31, 2008, $100,000 (December 31, 2007: $100,000) of letters of credit were issued and outstanding under this facility for which $121,572 of investments were pledged as collateral (December 31, 2007: $118,121).
     Cash and cash equivalents and investments in Talbot of $1,120,838 at March 31, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064,430).
d)	Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at March 31, 2008, the Company had $188,956 (December 31, 2007: $161,579) in securities on loan. During the three months ended March 31, 2008, the Company had recorded a $1,212 unrealized loss on this collateral on its statements of operations (December 31, 2007: $nil).
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 34.4 days (December 31, 2007: 42.9 days). As at March 31, 2008, the securities lending collateral reinvested by the Company in connection with its securities lending program is allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$95,158	$—	$95,158
Asset-backed securities	—	20,838	—	20,838
Short-term investments	67,306	7,954	—	75,260

	$67,306	$123,950	$—	$191,256

     As at December 31, 2007, the securities lending collateral reinvested by the Company in connection with its securities lending program are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$49,055	$—	$49,052
Asset-backed securities	—	11,515	—	11,518
Short-term investments	97,797	5,957	—	103,754

	$97,797	$66,527	$—	$164,324

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at March 31, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2008		December 31, 2007
	Estimated		Estimated
	fair value	% of total	fair value	% of total
AAA	$38,675	31.2%	$18,611	28.0%
AA+	—	0.0%	2,999	4.5%
AA	37,735	30.5%	15,997	24.0%
AA-	21,744	17.5%	11,954	18.0%
A+	18,836	15.2%	9,010	13.5%
A	6,960	5.6%	7,956	12.0%
A-	—	0.0%	—	0.0%
BBB+	—	0.0%	—	0.0%

Total	$123,950	100.0%	$66,527	100.0%

     The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at March 31, 2008 and December 31, 2007 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$76,303	$76,223	$103,793	$104,151
Due after one year through five years	116,132	115,033	60,469	60,173
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total	$192,435	$191,256	$164,262	$164,324

4.	Reinsurance
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
a)	Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at March 31, 2008 were from reinsurers rated A- or better and included $32,299 of IBNR recoverable (December 31, 2007: $35,340). Reinsurance recoverables by reinsurer are as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31, 2008		December 31, 2007
	Reinsurance	% of	Reinsurance	% of
	recoverable	Total	recoverable	Total
Top 10 reinsurers	$117,501	93.6%	$129,978	91.4%
Other reinsurers balances > $1 million	5,886	4.7%	8,700	6.1%
Other reinsurers balances < $1 million	2,196	1.7%	3,536	2.5%

Total	$125,583	100.0%	$142,214	100.0%

		March 31, 2008
		Reinsurance	% of
Top 10 Reinsurers	Rating	recoverable	Total
Hannover Ruck -AG	AA-	$28,405	24.2%
Lloyd’s syndicates	A+	26,366	22.4%
Swiss Re	AA-	18,761	16.0%
Muenchener Ruckversicherungs	AA-	15,137	12.9%
Allianz	AA	13,547	11.5%
Aspen Insurance UK	A	5,023	4.3%
Axa Re	AA	3,272	2.8%
National Indemnity Company	AAA	2,275	1.9%
Transatlantic Reinsurance	AA-	2,869	2.4%
Brit Insurance Limited.	A	1,846	1.6%

		$117,501	100.0%

		December 31, 2007
		Reinsurance	% of
Top 10 Reinsurers	Rating	recoverable	Total
Hannover Ruck -AG	AA-	$31,630	24.4%
Lloyd’s syndicates	A+	29,613	22.8%
Swiss Re	AA-	18,758	14.4%
Muenchener Ruckversicherungs	AA-	14,322	11.0%
Allianz	AA	13,461	10.4%
Axa Re	AA	7,418	5.7%
Aspen Insurance UK	A	4,978	3.8%
National Indemnity Company	AAA	4,738	3.6%
Transatlantic Reinsurance	AA-	2,970	2.3%
Max Re Ltd.	A-	2,090	1.6%

		$129,978	100.0%

     At March 31, 2008 and December 31, 2007, the provision for uncollectible reinsurance relating to losses recoverable was $2,756 and $3,106. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $125,583 reinsurance recoverable at March 31, 2008, $nil was collateralized (December 31, 2007: $nil).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     At March 31, 2008, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
b)	Collateralized quota share retrocession treaties
     Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re Limited (“Petrel”), a Bermuda reinsurance company. These agreements include quota share reinsurance agreements (“Petrel Collateralized Quota Shares”) whereby Petrel assumes a quota share of certain lines of marine & energy and other lines of business assumed by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. Under the terms of the reinsurance agreements, the Company has determined it is not required to consolidate the assets, liabilities and results of operations of Petrel under the terms of FIN 46(R). Petrel is a separate legal entity in which the Company has no equity investment, management or board interests or related party relationships. The collateralized quota share retrocessional reinsurance agreement with Petrel Re Limited was not extended beyond the 2007 underwriting year.
     Petrel is required to contribute funds into a trust (the “Petrel Trust”) for the benefit of Validus Re. Under the Petrel Collateralized Quota Shares, the amount required to be on deposit in the Petrel Trust is the sum of (i) full aggregate outstanding limits in excess of unpaid premium and related ceding commission on all in force covered policies plus (ii) an amount determined by Validus Re in its discretion to support known losses under covered policies (the “Required Amount of Available Assets”). If the actual amounts on deposit in the Petrel Trust, together with certain other amounts (the “Available Assets”), do not at least equal the Required Amount of Available Assets, Validus Re will, among other things, cease ceding business on a prospective basis.
     Validus Re pays a reinsurance premium to Petrel in the amount of the ceded percentage of the original gross premiums written on the business reinsured with Petrel less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Validus Re for generating the business. The Petrel Collateralized Quota Shares also provides for a profit commission to Validus Re based on the underwriting results for the 2006 and 2007 underwriting years on a cumulative basis.
     For the three months ended March 31, 2008 and 2007 Validus Re ceded $nil and $24,586 of premiums written through the Petrel Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the three months ended March 31, 2008 and 2007 was $6,113 and $10,553.
     On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the three months ended March 31, 2008 and 2007 Validus Re ceded $11,731 and $nil of premiums written through this agreement. The earned portions of premiums ceded for the three months ended March 31, 2008 and 2007 were $2,764 and $nil.
5.	Share capital
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
     The Company’s authorized share capital is 571,428,571 ordinary voting and non-voting ordinary shares with a par value of $0.175 each. The holders of ordinary voting shares are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.
     As of December 31, 2005, the Company had issued 58,423,173 common shares at a price of $17.50 in a private offering. Shares issued consisted of both voting common shares and non-voting common shares which are identical in all respects, other than with respect to voting and conversion of non-voting common shares. Of the shares issued at December 31, 2005, 14,057,138 were non-voting and an additional 5,714,285 shares converted to non-voting upon the filing of the Company’s registration statement for its initial public offering (“IPO”). Proceeds from this issuance, after offering expenses, were $999,997. These proceeds were used for general corporate purposes.
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
     On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares. The net proceeds to the Company of $9,349 were contributed to Validus Re Ltd. Inclusive of the net proceeds from the underwriters’ option to purchase additional common shares, total proceeds from the IPO were approximately $320,080 and capital contributed to Validus Re Ltd. was approximately $127,312.
     During the three months ended March 31, 2008, 18,512 warrants were exercised, resulting in the net share issuance of 5,913 common shares. During the quarter ended March 31, 2008, 24,661 options were exercised resulting in the issuance of 24,661 common shares.
b)	Warrants
     The Company’s founder and sponsoring investors provided their insurance industry expertise, resources and relationships during the period ended December 31, 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services the founder and sponsoring investors were issued warrants. Until July 30, 2007, the IPO date, agreements with the founder and sponsoring investors provided that the warrants represented, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, warrants and any other rights to purchase common shares) and were subject to adjustment such that the warrants would continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummated an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founder’s and sponsoring investors’ commitments, the Company had issued as at March 31, 2008 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,711,729 (December 31, 2007 — to 8,711,729) common shares. Of those issued 2,090,815 (December 31, 2006

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
- 1,557,188) of the warrants are to purchase non-voting common shares. The 12.0% agreement expired on the consummation of the IPO. No further warrants are anticipated to be issued.
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

	December 15, 2005	February 3, 2006	July 24, 2007
	issuance	issuance	issuance
Warrants issued	8,446,727	8,593	256,409
Average strike price	$17.50	$17.50	$20.00
Volatility	30.0%	30.0%	30.0%
Risk-free rate	4.5%	4.5%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (years)	10	10	8
Calculated fair-value per warrant	$8.89	$8.89	$11.28
     During the three months ended March 31, 2008, 18,512 warrants were exercised, resulting in the net share issuance of 5,913 common shares.
c)	Dividends
     On February 20, 2008 the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 17, 2008 to holders of record on March 3, 2008. The Company did not declare any dividends for the three months ended March 31, 2007.
6.	Stock plans
a)	Long-term incentive plan
     The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of any option, stock appreciation right (“SAR”), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares reserved for issuance under the LTIP is 13,126,896 shares. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs, performance shares, performance units or dividend equivalents have

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
been granted to date. Grant prices are established at the estimated fair market value of the Company’s common shares at the date of grant.
b)	LTIP options
     Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest ratably. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: risk free interest rate of 3.53%,(2007: 4.5%) expected life of 7 years, (2007:7 years) expected volatility of 30.0% (2007: 30.0%) and a dividend yield of 3.2% (2007: nil). Expected volatility is based on stock price volatility of comparable publicly-traded companies. Share expense of $1,023 was recorded for the three months ended March 31, 2008 (2007: $915) related to the options, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the three months ended March 31, 2008 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	159,303	6.78	24.84
Options exercised	(24,661)	7.35	17.50
Options forfeited	(1,850)	10.30	20.39

Options outstanding, March 31, 2008	2,893,968	$7.57	$18.20

Options exercisable at March 31, 2008	995,295	$7.39	$17.55

     Activity with respect to options for the year ended December 31, 2007 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2006	2,568,894	$7.35	$17.50
Options granted	206,464	10.88	21.44
Options exercised	—	—	—
Options forfeited	(14,182)	10.30	20.39

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82

Options exercisable at December 31, 2007	908,361	$7.36	$17.52

     At March 31, 2008 there was $12,343 (December 31, 2007: $12,340) of total unrecognized compensation expense related to the outstanding options that is expected to be recognized over a weighted-average period of 3.0 years (December 31, 2007: 3.1 years).
c)	LTIP restricted shares
     Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $2,942 (2007: $1,030) was recorded for the three months ended March 31, 2008 related to the restricted shares. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the three months ended March 31, 2008 is as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		Weighted
	Restricted	average grant
	shares	date fair value
Restricted shares outstanding, December 31, 2007	2,158,220	$20.44
Restricted shares granted	684,861	25.21
Restricted shares vested	—	—
Restricted shares forfeited	(2,189)	—

Restricted shares outstanding, March 31, 2008	2,840,892	$21.64

     Activity with respect to unvested restricted shares for the period ended December 31, 2007 is as follows:

		Weighted
	Restricted	average grant
	shares	date fair value
Restricted shares outstanding, December 31, 2006	733,964	$17.52
Restricted shares granted	1,428,306	21.94
Restricted shares vested	—	—
Restricted shares forfeited	(4,050)	(20.39)

Restricted shares outstanding, December 31, 2007	2,158,220	$20.44

     At March 31, 2008 there was $36,960 (December 31, 2007: $25,116) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.1 years (December 31, 2007: 3.4 years).
d)	Employee Seller Shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot, the Company issued 1,209,741 restricted shares to Talbot employees (the “Employee Seller Shares”). Upon consummation of the acquisition, the Employee Seller Shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s bye-laws. However, the Employee Seller Shares are subject to a restricted period during which the Employee Seller Shares are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of Employee Seller Shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the Employee Seller Shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished. Share expense of $2,567 and $nil, respectively, was recorded for the three months ended March 31, 2008 and 2007. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the three months ended March 31, 2008 is as follows:

Weighted
	Restricted	average grant
	shares	date fair value
Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, March 31, 2008	1,209,741	$22.01

Employee seller shares exercisable at March 31, 2008	—	$—

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

     At March 31, 2008 there was $16,285 (December 31, 2007: $18,852) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.0 years (December 31, 2007: 3.1 years).
e)	Restricted Share Units
     Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $3 was recorded for the three months ended March 31, 2008 related to the restricted share units. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted share units for the three months ended March 31, 2008 is as follows:

Weighted
	Restricted	average grant
	share units	date fair value
Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	7,853	24.84
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, March 31, 2008	7,853	$24.84

     At March 31, 2008 there was $182 of total unrecognized compensation expense related to the outstanding restricted share units that is expected to be recognized over a weighted-average period of 4.9 years.
f)	Total Share Expense
     The breakdown of share expense is as follows:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
LTIP options	$1,023	$915
LTIP restricted shares	2,942	1,030
LTIP restricted share units	3	—
Employee seller shares	2,567	—

Total share compensation expense	$6,535	$1,945

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
7.	Debt and financing arrangements
a)	Financing structure and finance expenses
     The financing structure at March 31, 2008 was:

		In Use /
	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	102,065
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility (1)	174,365	174,365

Total	$1,324,365	$726,430

(1)     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183.  Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. For the 2005, 2006 and 2007 years of account, Talbot’s underwriting was supported by various third parties (“Talbot third party FAL facility”). Of this facility, $30,350 was provided in respect of the 2005 year of account only. This year of account has now closed and the funds are in the process of being returned to the appropriate FAL providers. The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2005, 2006 and 2007 results, as appropriate, when they are declared.
     The financing structure at December 31, 2007 was:

		In Use /
	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	104,524
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility	174,365	174,365

Total	$1,324,365	$728,889

     Finance expenses for the three months ended March 31, 2008 was $21,517 (2007: $4,441). Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,584
8.480% Junior Subordinated Deferrable Debentures	4,358	—
Credit facilities	351	857
Talbot FAL facilities	131	—
Talbot other interest	63	—
Talbot third party FAL facility	13,026	—

Total	$21,517	$4,441

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
     On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period. As discussed in Note 11, on April 29, 2008, the Company repurchased $45,700 principal amount of its 8.480% Junior Subordinated Deferrable Debentures.
     Carrying value of the Junior Subordinated Deferrable Debentures approximates fair value.
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures are as follows:

2008	$22,923
2009	22,923
2010	22,923
2011	166,120
2012 and thereafter	204,240

Total minimum future payments	$439,129

c)	Credit facilities
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
     The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). At March 31, 2008 and for the period then ended, we were in compliance with the covenants under our new credit facility. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. As of March 31, 2008 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions.
     On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971 of proceeds from its initial public offering. As of March 31, 2008, we have $102,065 in outstanding letters of credit under our five-year secured letter of credit facility (December 31, 2007: $104,524) and no amounts outstanding under our three-year unsecured facility (December 31, 2007: $Nil).
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
     On March 10, 2006, Talbot entered into $25,000 revolving loan facility, as subsequently amended (the “Talbot Revolving Loan Facility“), which provided for dollar or sterling-based revolving credit availability for Talbot. The facility limit for the Talbot Revolving Loan Facility automatically reduced to $7,500 at July 1,

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
2007. The Talbot Revolving Loan Facility was provided by Lloyds TSB Bank plc. The Talbot Revolving Loan Facility contains affirmative covenants that include, among other things the requirement that Talbot maintain a minimum level of consolidated tangible net worth and also contains restrictions on Talbot’s ability to incur debt, incur liens and sell or transfer assets on non-arms length terms. As of December 31, 2006 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions. This facility was cancelled in November 2007 and Lloyds TSB Bank plc entered into the $200,000 three-year unsecured facility by assuming $7,500 from the existing syndicate of commercial banks.
     On October 25, 2007, the Company entered into the First Amendment to each of its Three-Year Unsecured Letter of Credit Facility Agreement, dated as of March 12, 2007 and its Five-Year Secured Letter of Credit Facility Agreement, dated as of March 12, 2007 (together, the “Credit Facilities”), among the Company, Validus Reinsurance, Ltd., the Lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent, to provide for, among other things, additional capacity to incur up to $100,000 under a new Funds at Lloyd’s Letter of Credit Facility (“FAL LoC Facility”) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modifies certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.
     On November 28, 2007, Talbot entered into a $100,000 standby Letter of Credit facility (the “Talbot FAL facility”) to provide funds at Lloyd’s; this facility is guaranteed by the Company and is secured against the assets of Validus Re Ltd. The Talbot FAL facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch. The Talbot fAL Facility contains affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $1,164,265, and commencing with the end of the fiscal quarter ending December 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00. This Talbot FAL facility replaced the 2003 Talbot FAL facility.
     The Talbot FAL facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of March 31, 2008 the Company had $100,000 in outstanding letters of credit and was in compliance with all covenants and restrictions.
d)	Funds at Lloyd’s
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at March 31, 2008 supporting the 2008 underwriting year amount to $316,483, all of which is provided by the Company. A third party FAL facility comprising $174,365 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support. Of this facility, $30,350 was provided in respect of the 2005 year of account only. This year of account has now closed and the funds are in the process of being returned to the appropriate FAL providers.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
8.	Commitments and contingencies
a)	Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A.  In addition, the Company limits its exposure to any single issuer to 3% or less of its investment portfolio, excluding treasury and agency securities.  The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization.  At March 31, 2008, 0.2% of the portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.2% of our investment portfolio, other than with respect to U.S. government and agency securities.
b)	Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183.  Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at March 31, 2008 amount to $316,483 (December 31, 2007: $316,483).
     For the 2006 and 2007 years of account, the Company’s underwriting was supported by various third parties (“Talbot third party FAL facility”). The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2006 and 2007 results, as appropriate, when they are declared.
     The Talbot third party FAL facility support each year of account as follows:

	2006	2007
	Underwriting year	Underwriting year
Common to both years	$105,990	$105,990
2006 only	22,500	—
2007 only	—	15,525

Total	$128,490	$121,515

     The FAL are provided for each year of account as follows:

	2006	2007	2008
	Underwriting year	Underwriting year	Underwriting year
Group funds	$110,075	$115,000	$216,483
Talbot third party FAL facility	128,490	121,515	—
Talbot FAL facility	30,000	30,000	100,000

Total FAL	$268,565	$266,515	$316,483

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
c)	Lloyd’s New Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £325,000, the March 31, 2008 exchange rate of £0.50 equals $1.00 and assuming the maximum 3% assessment the Company could be assessed approximately $19,500.
9.	Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
a)
     Merrill Lynch entities own 5,714,285 non-voting shares in the Company, hold warrants to purchase 1,067,187 shares and have an employee on the Board of Directors who does not receive compensation from the Company. Merrill Lynch warrants are convertible to non-voting shares as described in note 5. In addition, entities affiliated with Merrill Lynch were the initial purchasers of $40,000 of the 9.069% Junior Subordinated Deferrable Debentures.

b)
     The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of its investment portfolio. The Company incurred $561 during the three months ended March 31, 2008 (2007: $233) of which $550 was included in accounts payable and accrued expenses at March 31, 2008 (2007: $549). Merrill Lynch is a shareholder of Blackrock.

c)
     The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, which own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Board of Directors who does not receive compensation from the Company. The Company incurred $383 during the three months ended March 31, 2008 (2007: $192) of which $323 was included in accounts payable and accrued expenses at March 31, 2008 (2007: $188).

d)
     Vestar Capital entities, which own 8,571,427 shares in the Company and hold warrants to purchase 972,810 shares, are shareholders of PARIS RE Holdings Limited (“Paris Re”). Pursuant to reinsurance agreements with Paris Re, the Company recorded $7,779 of gross premiums written during the three months ended March 31, 2008 (2007: $nil) of which $5,927 was included in premiums receivable at March 31, 2008 (December 31, 2007: $nil).

e)
     Aquiline entities, which own 6,857,143 shares in the Company, hold warrants to purchase 3,012,371 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
agreements with Group Ark, the Company recorded $688 of gross premiums written and $1,098 reinsurance ceded during the three months ended March 31, 2008 (2007: $nil) of which $117 was included in reinsurance balances payable at March 31, 2008 (2007: $91).

f)     Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to facilitate the provision of Funds at Lloyd’s (“FAL”) by such management and staff. The Company paid $397 of finance expenses to such management and staff in respect of such provision of FAL for the three months ended March 31, 2008 (2007: $nil), all of which was included in accounts payable and accrued expenses at March 31, 2008 (December 31, 2007: $889).

10.	Earnings per share
     In 2007 a reverse stock split of the outstanding shares of the Company was approved by a vote by the shareholders, whereby each 1.75 outstanding shares was consolidated into 1 share. This reverse stock split has been reflected retroactively in the calculation of earnings per share.
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Basic earnings per share
Net income	$66,475	$56,748
Less: Dividends and distributions declared on outstanding warrants	(1,739)	—

Net income available to common shareholders	$64,736	$56,748

Weighted average shares – basic ordinary shares outstanding	74,209,371	58,482,601

Basic earnings per share	$0.87	$0.97

Diluted earnings per share
Net income	$66,475	$56,748

Weighted average shares – basic ordinary shares outstanding	74,209,371	58,482,601
Share equivalents:
Warrants	2,517,851	1,370,158
Restricted Shares	1,292,666	362,633
Options	309,839	—

Weighted average shares – diluted	78,329,727	60,215,329

Diluted earnings per share	$0.85	$0.94

     Share equivalents that would result in the issuance of common shares of 59,548 and 305,976 were outstanding for the three months or period ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
     In the basic earnings per share calculation, dividends and distributions declared on warrants outstanding are deducted from net income. In calculating diluted earnings per share, we also consider the impact of increasing the number of dilutive shares by a portion of the warrants outstanding, calculated using the treasury stock method. Whichever adjustment is more dilutive is incorporated in the calculation of diluted earnings per share.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
11.	Subsequent events
     In a privately negotiated transaction on April 29, 2008, the Company repurchased from an unaffiliated financial institution $45,700 principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037, described in note 7(b), at an aggregate price of $36,560, plus accrued and unpaid interest of $473, which will result in a second quarter gain and an increase in book value of $8,759, equal to $0.10 per diluted common share, in the quarter ended June 30, 2008.
12.	Segment information
     The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which two operating segments, “Validus Re” and “Talbot”, respectively, have been determined under FAS 131, “Disclosures about Segments of and Enterprise and Related Information”. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.
Validus Re
     The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business is property, marine and specialty which includes aerospace, terrorism, life and accident & health and workers’ compensation catastrophe.
Talbot
     The Talbot segment writes a wide range of marine, property and specialty classes of business. The specialty lines include; political violence, political risk, marine & aviation war, accident & health, bloodstock/livestock, financial institutions, aviation treaty, other treaty & contingency.
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
     The following tables summarize the underwriting results of our operating segments and corporate segment:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Quarter ended March 31, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$331,048	$201,794	$(11,248)	$521,594
Reinsurance premiums ceded	(23,743)	(72,405)	11,248	(84,900)

Net premiums written	307,305	129,389	—	436,694
Change in unearned premiums	(163,651)	18,821	—	(144,830)

Net premiums earned	143,654	148,210	—	291,864
Losses and loss expense	58,915	81,109	—	140,024
Policy acquisition costs	20,403	36,298	—	56,701
General and administrative expenses	9,379	20,923	6,805	37,107
Share expenses	1,226	976	4,333	6,535

Underwriting income (loss)	$53,731	$8,904	$(11,138)	$51,497

Net investment income	25,027	10,982	34	36,043
Net realized gains (losses) on investments	2,077	5,667	—	7,744
Net unrealized gains (losses) on investments	(18,612)	3,635	—	(14,977)
Foreign exchange gains	7,675	504	—	8,179
Other income	—	935	—	935
Finance expenses	(354)	(13,220)	(7,943)	(21,517)

Net income (loss) before taxes	69,544	17,407	(19,047)	67,904

Taxes	28	1,401	—	1,429

Net income (loss)	$69,516	$16,006	$(19,047)	$66,475

Loss and loss expense ratio (1)	41.0%	54.7%		48.0%
Policy acquisition cost ratio(1)	14.2%	24.5%		19.4%
General and administrative expense ratio(1)	7.4%	14.8%		15.0%

Expense ratio	21.6%	39.3%		34.4%

Combined ratio(1)	62.6%	94.0%		82.4%

Total assets	$2,729,481	$1,799,552	$6,605	$4,535,638

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Quarter ended March 31, 2007	Validus Re	Talbot	items	Total
Gross premiums written	$378,070	$—	$—	$378,070
Reinsurance premiums ceded	(30,958)	—	—	(30,958)

Net premiums written	347,112	—	—	347,112
Change in unearned premiums	(235,620)		—	(235,620)

Net premiums earned	111,492		—	111,492
Losses and loss expense	46,487	—	—	46,487
Policy acquisition costs	12,219	—	—	12,219
General and administrative expenses	7,292	—	3,935	11,227
Share expenses	765	—	1,180	1,945

Underwriting income (loss)	$44,729	$—	$(5,115)	$39,614

Net investment income	18,496	—	1	18,497
Net realized gains (losses) on investments	46	—	—	46
Net unrealized gains (losses) on investments	1,643		—	1,643
Fair value of warrants issued	—	—	—	—
Foreign exchange gains	1,389	—	—	1,389
Finance expenses	(856)	—	(3,585)	(4,441)

Net income (loss) before taxes	65,447	—	(8,699)	56,748

Taxes	—	—	—	—

Net income (loss)	$65,447	$—	$(8,699)	$56,748

Loss and loss expense ratio (1)	41.7%	0.0%		41.7%
Policy acquisition cost ratio (1)	11.0%	0.0%		11.0%
General and administrative expense ratio (1)	7.2%	0.0%		11.8%

Expense ratio	18.2%	0.0%		22.8%

Combined ratio (1)	59.9%	0.0%		64.5%

Total assets	$2,007,213	$—	$5,272	$2,012,485

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three months ended March 31, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations (3)	Total	%
United States	$127,852	$18,733	$—	$146,585	28.2%
Worldwide excluding United States (1)	25,879	58,297	—	84,176	16.2%
Europe	34,343	15,666	—	50,009	9.6%
Latin America and Caribbean	4,371	5,800	—	10,171	1.9%
Japan	354	562	—	916	0.2%
Canada	—	2,621	—	2,621	0.5%

Sub-total, non United States	64,947	82,946	—	147,893	28.4%
Worldwide including United States (1)	35,280	16,046	(9,774)	41,552	8.0%
Marine and Aerospace (2)	102,969	84,069	(1,474)	185,564	35.4%

Total	$331,048	$201,794	$(11,248)	$521,594	100.0%

	Three months ended March 31, 2007
	Gross premiums written
	Validus Re	Talbot	Total (3)%
United States	$139,048	$—	$139,048	36.8%
Worldwide excluding United States (1)	22,935	—	22,935	6.0%
Europe	32,402	—	32,402	8.6%
Latin America and Caribbean	2,861	—	2,861	0.8%
Japan	(7)	—	(7)	0.0%
Canada	—	—	—	0.0%

Sub-total, non United States	58,191	—	58,191	15.4%
Worldwide including United States (1)	60,108	—	60,108	15.9%
Marine and Aerospace (2)	120,723	—	120,723	31.9%

Total	$378,070	$—	$378,070	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

(3)	Intersegment premiums of $11,248 have been eliminated for March 31, 2008 (March 31, 2007: $nil).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2008 and 2007 and the Company’s consolidated financial condition and liquidity and capital resources at March 31, 2008 and December 31, 2007. The Company completed the acquisition of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007. As a result, Talbot is only included in the Company’s consolidated results from July 2, 2007 through March 31, 2008. Talbot is not included in consolidated results for the first six months of 2007. This discussion and analysis pertains to the results of the Company inclusive of Talbot from the date of acquisition. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     The Company was formed on October 19, 2005 and has limited historical financial and operating information. Insurance and reinsurance companies face substantial risk in their initial stages of development. See “Cautionary Note Regarding Forward-Looking Statements”. In addition, for a variety of reasons, including the Company’s recent formation, the acquisition of Talbot and relatively few significant catastrophe events in 2006 and 2007, the Company’s historical financial results may not accurately indicate future performance. The Risk Factors set forth in Item 1A of the 2007 Annual Report on Form 10-K present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Executive Overview
     The Company underwrites from two distinct global operating subsidiaries, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating subsidiary, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages syndicate 1183 at Lloyd’s of London (“Lloyd’s”), and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yachts, marinas and fine art business on behalf of the Talbot syndicate and others.
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
Business Outlook and Trends
     The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the year ended December 31, 2007 and the first quarter of 2008, the Company has experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers has increased the supply of insurance and reinsurance which has resulted in a softening of rates in most lines. In addition, during the first quarter the Company observed cedents retaining more risk as their capital bases have increased.
     From a competitive perspective, the U.S. property large risk market is the short-tail line experiencing the most significant rate competition resulting in significant rate decreases. Market conditions have caused the Company to reduce both treaty and individual risk portfolios in this line, and will continue to do so until pricing begins to better reflect exposure.

Financial Measures
     The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:
     Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders’ equity during the period. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow revenue only when returns meet or exceed internal requirements. Annualized return on average equity was 13.5% for the three months ended March 31, 2008, 29.9% for the year ended December 31, 2007 and 18.6% for the three months ended March 31, 2007.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per share increased from $24.00 at December 31, 2007 to $24.43 at March 31, 2008. The increase was substantially due to earnings generated in the first three months of 2008.
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared its first quarterly cash dividend of $0.20 per common share in the first quarter of 2008. On May 9, 2008, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, payable on June 5, 2008 to holders of record on May 22, 2008.
     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core reinsurance business. Underwriting income for the three months ended March 31, 2008 and March 31, 2007 was $51.5 million and $39.6 million, respectively.
Critical Accounting Policies and Estimates
     There are certain accounting policies that the Company considers to be critical due to the judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. The Company believes the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements:
•	Reserve for losses and loss expenses;

•	Premiums; and

•	Reinsurance premiums ceded and reinsurance recoverables.
     Critical accounting policies and estimates are discussed further in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Segment Reporting
     Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot.
Results of Operations
     Validus Holdings, Ltd. and Validus Re were formed on October 19, 2005, and Validus Re commenced operations on December 16, 2005. Neither company had any prior operating history. The Company began writing reinsurance contracts on January 1, 2006. On July 2, 2007 the

Company acquired Talbot Holdings Ltd. (“Talbot”) and is consolidating Talbot as of that date. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.

     The following table presents results of operations for the three months ended March 31, 2008 and 2007 and the pro forma results of operations for the three months ended March 31, 2007:

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
	Actual	Actual	Pro Forma (1)
	(Dollars in thousands)
Gross premiums written	$521,594	$378,070	$564,512
Reinsurance premiums ceded	(84,900)	(30,958)	(105,032)

Net premiums written	436,694	347,112	459,480
Change in unearned premiums	(144,830)	(235,620)	(212,583)

Net premiums earned	291,864	111,492	246,897

Losses and loss expenses	140,024	46,487	114,214
Policy acquisition costs	56,701	12,219	42,266
General and administrative expenses	37,107	11,227	30,459
Share compensation expense	6,535	1,945	4,310

Total underwriting expenses	240,367	71,878	191,249

Underwriting income (2)	51,497	39,614	55,648
Net investment income	36,043	18,497	28,200
Other income	935	—	943
Finance expenses	(21,517)	(4,441)	(18,433)

Operating income before taxes	66,958	53,670	66,358

Taxes	(1,429)	—	(667)

Operating income after tax	65,529	53,670	65,691

Net realized gains (losses) on investments.	7,744	46	(1,276)
Net unrealized losses on investments	(14,977)	1,643	1,643
Foreign exchange (losses) gains	8,179	1,389	1,221

Net income after taxes	$66,475	$56,748	$67,279

Comprehensive income (loss)
Foreign currency translation adjustments	67	—	—

Comprehensive income (loss)	$66,542	$56,748	$67,279

Selected ratios
Net premiums written/Gross premiums written	83.7%	91.8%	81.4%
Losses and loss expenses ratio	48.0%	41.7%	46.3%
Policy acquisition cost ratio	19.4%	11.0%	17.1%
General and administrative expense ratio	15.0%	11.8%	14.1%

Expense ratio	34.4%	22.8%	31.2%

Combined ratio	82.4%	64.5%	77.5%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pro forma results of operations including Talbot are presented for the three months ended March 31, 2007 for comparative purposes only. Please refer to the unaudited condensed consolidated pro forma financial information in the Company’s Registration Statement on Form S-1 (SEC File No. 333-139989). The pro forma results have been adjusted to reflect Talbot’s FAL finance charges within Finance Expenses to be consistent with post acquisition accounting policy. The result of this adjustment is a decrease in Reinsurance Premiums ceded of $4.6 million, a decrease in General and administrative expenses of $4.9 million and an increase in Finance expenses of $9.5 million.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007 (1)
	(Dollars in thousands)
VALIDUS RE
Gross premiums written	$331,048	$378,070
Reinsurance premiums ceded	(23,743)	(30,958)

Net premiums written	307,305	347,112
Change in unearned premiums	(163,651)	(235,620)

Net premiums earned	143,654	111,492

Losses and loss expenses	58,915	46,487
Policy acquisition costs	20,403	12,219
General and administrative expenses	9,379	7,292
Share compensation expense	1,226	765

Total underwriting expenses	89,923	66,763

Underwriting income (2)	53,731	44,729

TALBOT
Gross premiums written	$201,794	$—
Reinsurance premiums ceded	(72,405)	—

Net premiums written	129,389	—
Change in unearned premiums	18,821	—

Net premiums earned	148,210	—

Losses and loss expenses	81,109	—
Policy acquisition costs	36,298	—
General and administrative expenses	20,923	—
Share compensation expense	976	—

Total underwriting expenses	139,306	—

Underwriting income (2)	8,904	—

CORPORATE & ELIMINATIONS
Gross premiums written	$(11,248)	$—
Reinsurance premiums ceded	11,248	—

Net premiums written	—	—
General and administrative expenses	6,805	3,935
Share compensation	4,333	1,180

Total underwriting expenses	11,138	5,115

Underwriting income (loss) (2)	(11,138)	(5,115)

Total underwriting income (2)	$51,497	$39,614

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(2)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Net income for the three months ended March 31, 2008 was $66.5 million compared to $56.7 million for the three months ended March 31, 2007, an increase of $9.7 million or 17.1%. Annualized return on average equity decreased by 5.1% from 18.6% for three months ended March 31, 2007 to 13.5% for three months ended March 31, 2008. The primary factors driving the increase in net income were:
•	Underwriting income increased in the quarter by $11.9 million primarily due to the consolidation of Talbot and increased underwriting income at Validus Re, offset by high levels of risk loss activity;

•
An increase in Validus Re underwriting income of $9.0 million or 20.1% as a result of net premiums earned which were increased by $32.2 million or 28.8% compared to the same period in 2007, offset by increased losses as discussed below;

•	An increase in net investment income of $17.5 million or 94.9% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio; and

•	An increase in foreign exchange gains of $6.8 million.

The increases above were partially offset by the following factors:

•	Increased net realized and unrealized losses on investments of $8.9 million; and

•
Increased finance expenses of $17.1 million, primarily resulting from $3.5 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures and $13.1 million of Talbot Funds at Lloyd’s (“FAL”) finance expense.

               This decrease in annualized return on average equity was driven primarily by the following:
•
Total revenues increased by $196.7 million or 147.8% while total expenses increased by $185.6 million or 243.1%. The relatively modest growth in total revenues reflects the addition of Talbot offset by disciplined underwriting practices during the January 1, 2008 renewal season where insurance and reinsurance pricing softened;

•	Poor financial market conditions resulted in a change of $16.6 million in unrealized investment gains (losses); and

•
An increase of $740.9 million or 60.6% in the value of average equity from $1,221.9 million for the three months ended March 31, 2007 to $1,962.7 million for the three months ended March 31, 2008. This increase in average equity was largely due to $346.2 million of net income for the nine months ended December 31, 2007 combined with net IPO proceeds of $320.1 million.

Gross Premiums Written
     Gross premiums written for the three months ended March 31, 2008 were $521.6 million compared to $378.1 million for the three months ended March 31, 2007, an increase of $143.5 million or 38.0%. The increase in gross premiums written was driven primarily by the addition of Talbot which contributed $201.8 million. The increase from Talbot was partially offset by decreases in Validus Re’s property and marine lines of $35.7 and $17.1 million, respectively, as discussed below.
     Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$237,382	45.5%	$238,789	63.2%	(0.6)%
Marine	168,809	32.4%	101,150	26.8%	66.9%
Specialty	115,403	22.1%	38,131	10.0%	202.6%

Total	$521,594	100.0%	$378,070	100.0%	38.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re gross premiums written for the three months ended March 31, 2008 were $331.1 million compared to $378.1 million for the three months ended March 31, 2007, a decrease of $47.0 million or 12.4%. Details of Validus Re gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$203,110	61.4%	$238,789	63.2%	(14.9)%
Marine	84,040	25.4%	101,150	26.8%	(16.9)%
Specialty	43,898	13.2%	38,131	10.0%	15.1%

Total	$331,048	100.0%	$378,070	100.0%	(12.4)%

     The decrease in Validus Re gross premiums written was driven by decreases in the property and marine lines of $35.7 million and $17.1 million, respectively. The decrease in property lines was due primarily to the nonrenewal of a proportional global onshore energy contract recorded in January 2007 at $49.0 million. Offsetting this decrease, Validus Re wrote a $14.2 million proportional global onshore energy contract in place of this nonrenewal at terms which conformed to its risk portfolio and pricing criteria. The decrease in marine lines was due to the nonrenewal of various contracts where unfavorable changes in risk adjusted pricing exceeded Validus Re’s thresholds. The decreases in property and marine lines were partially offset by the specialty lines which accounted for an increase of $5.8 million in gross premiums written.
     Talbot. In the three months ended March 31, 2008, Talbot gross premiums written were $201.8 million compared to $198.8 million for the three months ended March 31, 2007, an increase of $3.0 million or 1.5%. Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$40,367	20.0%	$48,783	24.6%	(17.3)%
Marine	86,243	42.7%	77,801	39.1%	10.9%
Specialty	75,184	37.3%	72,221	36.3%	4.1%

Total	$201,794	100.0%	$198,805	100.0%	1.5%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

     The increase was due primarily to an increase in premium of $8.4 million written on the marine lines (in particular hull and cargo) and an increase in premium of $3.0 million in specialty lines, offset by reduction of $8.4 million in the property lines. This is mainly due to nonrenewal of certain under priced risks.

Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended March 31, 2008 were $84.9 million compared to $31.0 million for the three months ended March 31, 2007, an increase of $53.9 million or 174.2%. The increase in reinsurance premiums ceded was due primarily to the addition of Talbot which contributed $72.4 million. The increase from Talbot was partially offset by an inter-segmental elimination of $11.2 million and a $7.2 million decrease in Validus Re reinsurance premiums ceded, as discussed below.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$17,857	21.0%	$—	0.0%	NM
Marine	27,419	32.3%	29,533	95.4%	(7.2)%
Specialty	39,624	46.7%	1,425	4.6%	NM

Total	$84,900	100.0%	$30,958	100.0%	174.2%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not Meaningful
Validus Re. Validus Re reinsurance premiums ceded for the three months ended March 31, 2008 were $23.7 million compared to $31.0 million for the three months ended March 31, 2007, a decrease of $7.2 million or 23.3%.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$6,363	26.8%	$—	0.0%	NM
Marine	16,977	71.5%	29,533	95.4%	(42.5)%
Specialty	403	1.7%	1,425	4.6%	(71.7)%

Total	$23,743	100.0%	$30,958	100.0%	(23.3)%

NM	Not Meaningful
     The decrease in Validus Re reinsurance premiums ceded was due to a decrease in the marine lines of $12.6 million or 42.5%. This decrease in marine reinsurance premiums ceded was due to reduced premiums written in the marine line. This decrease was partially offset by the property lines which accounted for an increase of $6.4 million related to two opportunistic purchases of retrocessional coverage and $4.8 million of common account coverage on a significant property quota share contract.
Talbot. Talbot reinsurance premiums ceded for the three months ended March 31, 2008 were $72.4 million compared to $86.4 million for the three months ended March 31, 2007, a decrease of $14.0 million or 16.2%.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007(1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$17,589	24.3%	$22,243	25.7%	(20.9)%
Marine	11,916	16.4%	19,967	23.1%	(40.3)%
Specialty	42,900	59.3%	44,227	51.2%	(3.0)%

Total	$72,405	100.0%	$86,437	100.0%	(16.2)%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

     The structure of the 2008 reinsurance program changed from the 2007 program as less cover has been purchased at lower levels resulting in increased retention. Talbot purchases reinsurance protection primarily in the first quarter.
Net Premiums Written
     Net premiums written for the three months ended March 31, 2008 were $436.7 million compared to $347.1 million for the three months ended March 31, 2007, an increase of $89.6 million or 25.8%. Details of net premiums written by line of business are provided below:

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$219,525	50.2%	$238,789	68.8%	(8.1)%
Marine	141,390	32.4%	71,617	20.6%	97.4%
Specialty	75,779	17.4%	36,706	10.6%	106.4%

Total	$436,694	100.0%	$347,112	100.0%	25.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     The increase in net premiums written was driven primarily by $129.4 million resulting from the consolidation of Talbot which was partially offset by a $42.0 million decrease in Validus Re’s property lines.
     Validus Re. Validus Re net premiums written for the three months ended March 31, 2008 were $307.3 million compared to $347.1 million for the three months ended March 31, 2007, a decrease of $39.8 million or 11.5%. Details of net premiums written by line of business are provided below:

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$196,747	64.0%	$238,789	68.8%	(17.6)%
Marine	67,063	21.8%	71,617	20.6%	(6.4)%
Specialty	43,495	14.2%	36,706	10.6%	18.5%

Total	$307,305	100.0%	$347,112	100.0%	(11.5)%

     The decrease in Validus Re net premiums written was driven primarily by the property line which accounted for $42.0 million of the decrease. The decrease in property lines reflects the decrease in gross premiums written discussed above.
     The ratio of net premiums written to gross premiums written were 92.8% and 91.8% for the three month periods ended March 31, 2008 and 2007, respectively. The increase in the ratio is attributable to reduced reinsurance premiums ceded in the three months ended March 31, 2008.
     Talbot. Talbot net premiums written for the three months ended March 31, 2008 were $129.4 million compared to $112.4 million for the three months ended March 31, 2007, an increase of $17.0 million or 15.1%. Details of net premiums written by line of business are provided below:

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007(1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$22,778	17.6%	$26,540	23.6%	(14.2)%
Marine	74,327	57.4%	57,834	51.5%	28.5%
Specialty	32,284	25.0%	27,994	24.9%	15.3%

Total	$129,389	100.0%	$112,368	100.0%	15.1%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

     The increase in the net premium written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratio of net premiums written to gross premiums written for the three month periods ended March 31, 2008 and 2007 was 64.1% and 56.5%, respectively. The increase in the ratio of net premiums written to gross premiums written is due to the decrease in Talbot’s reinsurance purchasing.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended March 31, 2008 was $144.8 million compared to $235.6 million for the three months ended March 31, 2007, a decrease of $90.8 million or 38.5%.
     Validus Re. Validus Re’s change in unearned premiums for the three months ended March 31, 2008 was $163.7 million compared to $235.6 million for the three months ended March 31, 2007, a decrease of $72.0 million or 30.5%.
     Talbot. The Talbot change in unearned premiums for the three months ended March 31, 2008 was $18.8 million compared to $23.0 million for the three months ended March 31, 2007, a decrease of $4.2 million.

	Three months	Three months
	ended March 31,	ended March 31,
	2008	2007(1)
	(Dollars in thousands)		% Change
Change in gross unearned premium	$(30,391)	$(39,501)	23.1%
Change in prepaid reinsurance premium	49,212	62,539	(21.3)%

Net change in unearned premium	$18,821	$23,038	(18.3)%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

     The increase in unearned premium comprises $9.1 million of gross unearned premium difference less $13.3 million ceded unearned premium. The gross difference arises from the lower second half year gross written premiums in 2007 compared to 2006, which are earned in the first quarter of 2008. In respect of reinsurance, this arises from the lower cost of the 2008 reinsurance program.
Net Premiums Earned
     Net premiums earned for the three months ended March 31, 2008 were $291.9 million compared to $111.5 million for the three months ended March 31, 2007, an increase of $180.4 million or 161.8%. The increase in net premiums earned was driven by $148.2 million resulting from the consolidation of Talbot and increased premiums earned at Validus Re which accounted for $32.2 million of the increase.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$138,195	47.4%	$85,152	76.4%	62.3%
Marine	85,010	29.1%	15,111	13.6%	462.6%
Specialty	68,659	23.5%	11,229	10.0%	511.4%

Total	$291,864	100.0%	$111,492	100.0%	161.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re net premiums earned for the three months ended March 31, 2008 were $143.7 million compared to $111.5 million for the three months ended March 31, 2007, an increase of $32.2 million or 28.8%.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$107,804	75.0%	$85,152	76.4%	26.6%
Marine	18,725	13.0%	15,111	13.6%	23.9%
Specialty	17,125	12.0%	11,229	10.0%	52.5%

Total	$143,654	100.0%	$111,492	100.0%	28.8%

     The increase in net premiums earned reflects the benefit of earning premiums on business written in 2007 and 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.
     Talbot. Talbot net premiums earned for the three months ended March 31, 2008 were $148.2 million compared to $135.4 million for the three months ended March 31, 2007, an increase of $12.8 million or 9.5%.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$30,391	20.5%	$33,679	24.9%	(9.8)%
Marine	66,285	44.7%	54,522	40.3%	21.6%
Specialty	51,534	34.8%	47,205	34.8%	9.2%

Total	$148,210	100.0%	$135,406	100.0%	9.5%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

Losses and Loss Expenses
     Losses and loss expenses for the three months ended March 31, 2008 were $140.0 million compared to $46.5 million for the three months ended March 31, 2007, an increase of $93.5 million or 201.2%. $81.1 million of the increase is attributable to the consolidation of Talbot. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, was 48.0% and 41.7% for the three months ended March 31, 2008 and 2007, respectively. Details of loss ratios by line of business are provided below.

	Three months ended	Three months ended	Percentage point
	March 31, 2008	March 31, 2007 (1)	change
Property	42.2%	35.2%	7.0
Marine	66.7%	51.7%	15.0
Specialty	36.5%	77.8%	(41.3)

Total	48.0%	41.7%	6.3

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     In each three month period ended March 31, 2008 and 2007, loss events impacting the worldwide insurance and reinsurance markets affected the Company’s loss ratio. In the 2007 period, Windstorm Kyrill had a notable affect on the Company’s loss ratio. In the 2008 period, an elevated level of worldwide property losses had a notable affect on the Company’s loss ratio; the Company has identified six loss events impacting its property class each with expected ultimate losses of greater than $2.5 million. The following table reflects losses and loss expenses as reported for each segment and includes the impact of catastrophe losses and other separately identified loss events expressed as a percentage of net premiums earned (“NPE”), for the three months ended March 31, 2008 and 2007:

		Three months ended March 31
		Validus Re		Talbot		Total
		Losses and		Losses and		Losses and
		loss	% of	loss	% of	loss	% of
		expenses	NPE	expenses	NPE	expenses	NPE
		(Dollars in		(Dollars in		(Dollars in
Event	Description	thousands)		thousands)		thousands)
2008 losses and loss expenses		$58,915	41.0%	$81,109	54.7%	$140,024	48.0%

2008 separately identified loss events
ALON USA	Petroleum refinery explosion	12,500	8.7%	—	NM	12,500	4.1%
Imperial Sugar	Sugar refinery explosion	3,602	2.5%	4,471	3.1%	8,073	2.8%
Queensland (January)	Flood	4,750	3.3%	2,428	1.6%	7,178	2.5%
Queensland (February)	Flood	5,000	3.5%	651	0.4%	5,651	1.9%
US tornados (Cat 27)	Tornado	4,000	2.8%	688	0.5%	4,688	1.6%
SeverStal	Steel plant explosion	347	0.2%	3,030	2.0%	3,377	1.2%

Total 2008 property events		30,199	21.0%	11,268	7.6%	41,467	14.2%

2007 losses and loss expenses (1)		$46,487	41.7%	$—	NM	$46,487	41.7%
2007 separately identified loss events (1)
Windstorm Kyrill	Windstorm	20,500	18.4%	—	NM	20,500	18.4%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     In addition to the catastrophe losses and separately identified loss events in the above table, the Company establishes reserves for all lines based on the Company’s estimates for known loss events where the expected ultimate loss to the Company is expected to be $2.5 million or greater. In the three month period ended March 31, 2008, the Company incurred one such loss event in its specialty class related to a satellite loss, representing 2.4 percentage points on the first quarter 2008 loss ratio and two such loss events in its marine class representing 2.8 percentage points of the first quarter 2008 loss ratio. In the three month period ended March 31, 2007, the Company incurred one such loss event in its specialty class related to a satellite loss, representing 4.2 percentage points in the first quarter 2007 loss ratio.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	Validus Re	Talbot	Eliminations	Total
	(Dollars in thousands)
Gross reserves at period beginning	$196,814	$729,303	$—	$926,117
Losses recoverable at period beginning	—	(134,404)	—	(134,404)

Net reserves at period beginning	196,814	594,899	—	791,713
Incurred losses — current year	63,855	88,955	—	152,810
Incurred losses — change in prior accident years	(4,940)	(7,846)	—	(12,786)

Incurred losses	58,915	81,109	—	140,024

Paid losses	(12,832)	(59,476)	—	(72,308)
Foreign exchange	—	(768)	—	(768)

Net reserves at period end	242,897	615,764	—	858,661
Losses recoverable at period end	—	123,075	(4,500)	118,575

Gross reserves at period end	$242,897	$738,839	$(4,500)	$977,236

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. The increase in loss and loss expenses reflects the consolidation of Talbot. The relative absence of major catastrophes in 2006 and 2007 has contributed to the overall low level of losses experienced. Favorable loss development on prior years totaled $12.8 million and was experienced in all lines of business. The $7.8 million favorable loss reserve development in the Talbot segment relates primarily to the 2006 and prior underwriting years as described below. The $4.9 million favorable loss reserve development in the Validus Re segment primarily relates to property lines. Favorable loss reserve development benefitted the Company’s first quarter 2008 loss ratio by 4.4 percentage points.
     The loss ratio in 2008 is not necessarily comparable to the 2007 loss ratio due to the consolidation of Talbot effective July 2, 2007. In general, Talbot has experienced a higher loss ratio than Validus Re in the periods since inception of Validus Re, attributable to the different mix of business written by Validus Re and Talbot. In periods of light natural catastrophe activity, Validus Re can generally be expected to have a lower loss ratio than Talbot.
     At March 31, 2008 and March 31, 2007, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended March 31, 2008.

	At March 31, 2008
			Total gross
			reserve for losses
	Gross case reserves	Gross IBNR	and loss expenses
	(Dollars in thousands)
Property	$172,377	$144,343	$316,720
Marine	240,835	180,692	421,527
Specialty	66,079	172,910	238,989

Total	$479,291	$497,945	$977,236

	At March 31, 2008
			Total net reserve
			for losses and
	Net case reserves	Net IBNR	loss expenses
	(Dollars in thousands)
Property	$167,720	$140,877	$308,597
Marine	163,806	171,735	335,541
Specialty	61,131	153,392	214,523

Total	$392,657	$466,004	$858,661

Validus Re. Validus Re losses and loss expenses for the three months ended March 31, 2008 were $58.9 million compared to $46.5 million for the three months ended March 31, 2007, an increase of $12.4 million or 26.7%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 41.0% and 41.7% for the three months ended March 31, 2008 and 2007, respectively. Details of loss ratios by line of business are provided below.

	Three months ended March 31		Percentage
	2008	2007	point change
Property	39.7%	35.2%	4.5
Marine	44.7%	51.7%	(7.0)
Specialty	45.5%	77.8%	(32.3)

Total	41.0%	41.7%	(0.7)

     Validus Re experienced favorable development of $4.9 million and $3.3 million during the three month periods ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007 favorable development represented 3.4 percentage points and 3.0 percentage points of the loss ratios, respectively. For the three months ended March 31, 2008 and 2007 Validus Re paid losses of $12.8 million and $12.7 million, respectively.
     During the three months ended March 31, 2008:
•
The property lines include $30.2 million, or 28.0 percentage points of the loss ratio, related to event losses, as detailed in the event loss table above. These losses were offset by $4.2 million, or 3.9 percentage points of the loss ratio, of favorable development on prior accident year reserves.

•
The marine lines include $4.7 million, or 24.9 percentage points of the loss ratio, related to the marine losses. These losses were offset by $1.2 million, or 6.2 percentage points of the loss ratio, as a result of favorable development on prior accident year reserves.

•
The specialty lines include $2.7 million, or 15.8 percentage points of the loss ratio, related to a satellite loss and $0.5 million, or 2.7 percentage points of the loss ratio, as a result of adverse development on prior accident year reserves.

During the three months ended March 31, 2007:

•
The property lines include $15.5 million, or 18.2 percentage points of the loss ratio, related to the Kyrill windstorm. These losses were offset by $3.3 million, or 3.9 percentage points of the loss ratio, of favorable development on prior accident year reserves.

•	The marine lines include $5.0 million, or 33.1 percentage points of the loss ratio, related to the Kyrill windstorm.

•	The specialty lines include $4.7 million, or 41.9 percentage points of the loss ratio, related to a satellite loss.
Talbot. Talbot losses and loss expenses for the three months ended March 31, 2008 were $81.1 million compared to $68.6 million for the three months ended March 31, 2007, an increase of $12.5 million or 18.2%. The loss ratio was 54.7% and 50.7% for the three months ended March 31, 2008 and 2007, respectively. Details of loss ratios by line of business are provided below.

	Three months ended March 31		Percentage
	2008	2007 (1)	point change
Property	51.0%	46.0%	5.0
Marine	72.9%	57.8%	15.1
Specialty	33.5%	45.7%	(12.2)

Total	54.7%	50.7%	4.0

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

     During the three months ended March 31, 2008:

•
The property lines include $11.3 million, or 37.2 percentage points of the loss ratio, related to event losses, as detailed in the event loss table above. These losses were offset by $6.8 million, or 22.5 percentage points of the loss ratio, of favorable development on prior accident year reserves.

•
The marine lines include $3.4 million, or 2.3 percentage points of the loss ratio, related to marine losses and $9.8 million, or 14.8 percentage points of the loss ratio, as a result of adverse development on prior accident year reserves.

•
The specialty lines include $4.3 million, or 8.4 percentage points of the loss ratio, related to a satellite loss. These losses were offset by $10.8 million, or 20.9 percentage points of the loss ratio, of favorable development on prior accident year reserves.

Policy Acquisition Costs
     Policy acquisition costs for the three months ended March 31, 2008 were $56.7 million compared to $12.2 million for the three months ended March 31, 2007, an increase of $44.5 million or 364.0%. Policy acquisition costs were higher due to $36.3 million resulting from the consolidation of Talbot and an increase at Validus Re which accounted for $8.2 million of the increase.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
		Policy	Policy	Policy
	Policy Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$22,335	39.4%	$9,575	78.3%	133.3%
Marine	18,681	32.9%	1,121	9.2%	1,566.5%
Specialty	15,685	27.7%	1,523	12.5%	929.9%

Total	$56,701	100.0%	$12,219	100.0%	364.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     Validus Re. Validus Re policy acquisition costs for the three months ended March 31, 2008 were $20.4 million compared to $12.2 million for the three months ended March 31, 2007, an increase of $8.2 million or 67.0%.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$15,980	78.4%	$9,575	78.3%	66.9%
Marine	2,150	10.5%	1,121	9.2%	91.8%
Specialty	2,273	11.1%	1,523	12.5%	49.2%

Total	$20,403	100.0%	$12,219	100.0%	67.0%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums earned in the three months ended March 31, 2008 compared to the same period in 2007. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2008 and 2007 were 14.2% and 11.0%, respectively. The policy acquisition ratio increased largely due to an increase in the policy acquisition ratio on property lines of 3.6 points. A number of proportional property contracts that incepted during the three months ended March 31, 2007 that carry a high acquisition cost ratio are now at their peak earnings period. These contracts increase the acquisition cost ratio for the three months ended March 31, 2008.

Talbot. Talbot policy acquisition costs for the three months ended March 31, 2008 were $36.3 million compared to $30.0 million for the three months ended March 31, 2007, an increase of $6.3 million or 20.8%.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$6,355	17.5%	$6,287	20.9%	1.1%
Marine	16,531	45.5%	12,303	41.0%	34.4%
Specialty	13,412	37.0%	11,457	38.1%	17.1%

Total	36,298	100.0%	$30,047	100.0%	20.8%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

     Policy acquisition costs as a percent of net premiums earned were 24.5% and 22.2%, respectively, for the three month periods ended March 31, 2008 and 2007. On a gross basis, policy acquisition costs as a percent of gross earned premiums were 21.6% and 19.1%, respectively, for the three month periods ended March 31, 2008 and 2007.
General and Administrative Expenses
     General and administrative expenses for the three months ended March 31, 2008 were $37.1 million compared to $11.2 million for the three months ended March 31, 2007, an increase of $25.9 million or 230.5%. The increase is primarily a result of Talbot expenses of $20.9 million.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative	%
	Expenses	Expenses (%)	Expenses	Expenses (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$9,379	25.3%	$7,292	65.0%	28.6%
Talbot	20,923	56.4%	—	0.0%	NM
Corporate & Eliminations	6,805	18.3%	3,935	35.0%	72.9%

Total	$37,107	100.0%	$11,227	100.0%	230.5%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful
     General and administrative expense ratios for the three month periods ended March 31, 2008 and 2007 were 15.0% and 11.8%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
	Expenses	Premiums	Expenses	Premiums
	(Dollars in thousands)		(Dollars in thousands)
General and Administrative	$37,107	12.7%	$11,227	10.1%
Share Compensation	6,535	2.3%	1,945	1.7%

Total	$43,642	15.0%	$13,172	11.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

     General and administrative expenses of $37.1 million in the three months ended March 31, 2008 represents 12.7 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended March 31, 2008 were $9.4 million compared to $7.3 million for the three months ended March 31, 2007, an increase of $2.1 million or 28.6%. The increase in expenses reflects the increase in staff to 65 at March 31, 2008 from 44 at March 31, 2007. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. General and administrative expenses as a percent of net premiums earned for the three month periods ended March 31, 2008 and 2007 were both 6.5%.
Talbot. Talbot general and administrative expenses for the three months ended March 31, 2008 were $20.9 million compared to $16.3 million for the three months ended March 31, 2007. General and administrative expenses are generally comprised of salaries and benefits, professional fees and rent and office expenses. Expenses in dollar terms have increased as a result of planned increases to personnel and other expenses of $0.8 million, intangible asset amortization of $1.0 million and costs of $0.5 million relating to Talbot Risk Services Pte, an office opened in Singapore in late 2007. General and administrative expenses as a percent of net premiums earned for the three month period ended March 31, 2008 was 14.2%.
Corporate & Eliminations. Corporate general and administrative expenses for the three months ended March 31, 2008 were $6.8 million compared to $3.9 million for the three months ended March 31, 2007. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the three months ended March 31, 2008 was $6.5 million compared to $1.9 million for the three months ended March 31, 2007, an increase of $4.6 million or 236.0%. The increase is a result of $2.6 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company and an increase of $3.2 million related to Corporate segment staff. This expense is non-cash and has no net effect on total shareholders’ equity, as it balanced by an increase in additional paid-in capital.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007 (1)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation	%
	Expense	Expense (%)	Expense	Expense (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$1,226	18.8%	$765	39.3%	60.3%
Talbot	976	14.9%	—	0.0%	NM
Corporate & Eliminations	4,333	66.3%	1,180	60.7%	267.2%

Total	$6,535	100.0%	$1,945	100.0%	236.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful
     Share compensation expense of $6.5 million in the three months ended March 31, 2008 represents 2.2 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the three months ended March 31, 2008 was $1.2 million compared to $0.8 million for the three months ended March 31, 2007, an increase of $0.5 million or 60.3%. Share compensation expense as a percent of net premiums earned for the three month periods ended March 31, 2008 and 2007 were 0.9% and 0.7%, respectively.

Talbot. Talbot share compensation expense for the three months ended March 31, 2008 was $1.0 million. Share compensation expense as a percent of net premiums earned for the three month period ended March 31, 2008 was 0.7%.
Corporate & Eliminations. Corporate share compensation expense for the three months ended March 31, 2008 was $4.3 million compared to $1.2 million for the three months ended March 31, 2007, an increase of $3.2 million or 267.2%. The increase is primarily a result of $2.6 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2008 and 2007.

	Three months ended	Three months ended	Percentage
	March 31, 2008	March 31, 2007	point change
Losses and loss expenses ratio	48.0%	41.7%	6.3
Policy acquisition cost ratio	19.4%	11.0%	8.4
General and administrative expense ratio(1)	15.0%	11.8%	3.2

Expense ratio	34.4%	22.8%	11.6

Combined ratio	82.4%	64.5%	17.9

(1)	Includes general and administrative expense, and share compensation expense.

	Three months ended	Three months ended	Percentage
Validus Re	March 31, 2008	March 31, 2007	point change
Losses and loss expenses ratio	41.0%	41.7%	(0.7)
Policy acquisition cost ratio	14.2%	11.0%	3.2
General and administrative expense ratio	7.4%	7.2%	0.2

Expense ratio	21.6%	18.2%	3.4

Combined ratio	62.6%	59.9%	2.7

	Three months ended	Three months ended	Percentage
Talbot	March 31, 2008	March 31, 2007(1)	point change
Losses and loss expenses ratio	54.7%	50.7%	4.0
Policy acquisition cost ratio	24.5%	22.2%	2.3
General and administrative expense ratio	14.8%	12.3%	2.5

Expense ratio	39.3%	34.5%	4.8

Combined ratio	94.0%	85.2%	8.8

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

Underwriting Income
     Underwriting income for the three months ended March 31, 2008 was $51.5 million compared to $39.6 million for the three months ended March 31, 2007, an increase of $11.9 million or 30.0%.

	Three months ended	% of Sub	Three months ended	% of Sub
	March 31, 2008	total	March 31, 2007	total	% Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$53,731	85.8%	$44,729	100.0%	20.1%
Talbot	8,904	14.2%	—	0.0%	NM

Sub total	62,635	100.0%	44,729	100.0%	40.0%

Corporate & Eliminations	(11,138)		(5,115)		117.8%

Total	$51,497		$39,614		30.0%

NM	Not meaningful
     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses), and fair value of warrants issued.

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Underwriting income	$51,497	$39,614
Net investment income	36,043	18,497
Other income	935	—
Finance expenses	(21,517)	(4,441)
Net realized (losses) gains on investments	7,744	46
Net unrealized gains (losses) on investments	(14,977)	1,643
Foreign exchange gains (losses)	8,179	1,389

Net income before taxes	$67,904	$56,748

     Underwriting income indicates the performance of the Company’s core underwriting function, excluding revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance business. Underwriting profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing and loss frequency and severity. Underwriting profitability over time is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses. The Company believes that underwriting income provides investors with a valuable measure of profitability derived from underwriting activities.
     The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of underwriting income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining the bonus component of the total annual incentive compensation.

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
Net Investment Income
     Net investment income for the three months ended March 31, 2008 was $36.0 million compared to $18.5 million for the three months ended March 31, 2007, an increase of $17.5 million or 94.9%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot investment portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended March 31, 2008 and 2007 is as presented below.

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$31,691	$18,075	75.3%
Securities lending income	435	1	NM
Cash and cash equivalents	4,838	931	419.7%

Total investment income	36,964	19,007	94.5%
Investment expenses	(921)	(510)	(80.6)%

Net investment income	$36,043	$18,497	94.9%

NM	Not Meaningful
     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three month periods ended March 31, 2008 and March 31, 2007 were $0.4 million and $0.3 million, respectively. Investment management fees earned by GSAM for the three month periods ended March 31, 2008 and March 31, 2007 were $0.4 million and $0.2 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 4.54% and 4.99% for the three months ended March 31, 2008 and 2007, respectively, and the average duration at March 31, 2008 was 2.4 years (December 31, 2007 - 2.0 years).
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

     As of March 31, 2008, the Company had approximately $17.6 million of asset-backed securities with sub-prime collateral and $12.4 million of insurance enhanced rated asset-backed securities that have no underlying credit ratings, representing 0.5% and 0.4% of total cash and investments, respectively.
     The Company recorded $15.0 million of net unrealized losses which were primarily the result of market value declines in the Company’s holding of AAA-rated Alt-A non-Agency residential mortgage-backed securities (“RMBS’). At March 31, 2008, the Company held $117.8 million of Alt-A RMBS. The Company’s Alt-A non-Agency RMBS allocation consists entirely of AAA-rated securities.
Finance Expenses
     Finance expenses for the three months ended March 31, 2008 were $21.5 million compared to $4.4 million for the three months ended March 31, 2007, an increase of $17.1 million or 384.5%. The higher finance expenses in 2008 were primarily attributable to the following:
•	$4.4 million on the 8.480% Junior Subordinated Deferrable Debentures; and

•	$13.1 million of FAL finance expense resulting from the consolidation of Talbot.
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007	% Change
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,584	0.1%
8.480% Junior Subordinated Deferrable Debentures	4,358	—	NM
Credit facilities	351	857	(59.0)%
Talbot FAL facilities	131	—	NM
Talbot other interest	63	—	NM
Talbot third party FAL facility	13,026	—	NM

Total	$21,517	$4,441	384.5%

NM	Not Meaningful
     Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. Because the third party FAL providers remain “on risk” until each year of account that they support closes (normally after three years) Talbot must retain third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support.
     Between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However some of these costs are fixed. Further, the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year.
     The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three months ended March 31
			Total Syndicate		FAL Finance Charges as %
	FAL Finance Charges		Profit		of Total Syndicate Profit
Underwriting Year of Account	2008	2007 (1)	2008	2007 (1)	2008	2007 (1)
	(Dollars in thousands)
2005 (2)	$—	$124	$—	$8,322	NM	1.5%
2006 (2)	8,358	9,204	24,080	26,059	34.7%	35.3%
2007	4,668	159	15,911	(8,767)	29.3%	NM
2008	—	—	(15,041)	—	NM	NM

Total	$13,026	$9,487	$24,950	$25,614	52.2%	37.0%

Percentage excluding years in deficit					32.6%	35.3%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

(2)	The earliest year of account includes the run-off of prior (closed) years of account.

NM	Not meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. Both the 2005 and 2007 years of account were in cumulative loss positions at March 31, 2007 and so provisions for only fixed elements of FAL finance charges were made.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below:

	Three months ended March 31
	2008	2007 (1)
	(Dollars in thousands)
Total syndicate profit	$24,950	$25,614
FAL Finance expenses	(13,220)	(9,652)
Managing agent’s fee (2)	2,414	2,279
Managing agent’s profit commission (3)	7,085	4,590
Investment income (4)	2,563	1,418
Other segment operating expenses, net	(4,369)	(4,306)
Share compensation	(976)	—
Intangible amortization	(1,040)	—
Income tax expense	(1,401)	(1,005)

Talbot segment net income	$16,006	$18,938

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended March 31, 2007 for comparative purposes only.

(2)	1.5% of syndicate capacity.

(3)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(4)	On FAL and on non-syndicate cash balances.
Net Realized Gains on Investments
     Net realized gains on investments for the three months ended March 31, 2008 were $7.7 million compared to losses of $46,000 for the three months ended March 31, 2007. Net realized gains resulted from the sale of fixed maturity investments.

Net Unrealized Gains (Losses) on Investments
     Net unrealized losses on investments for the three months ended March 31, 2008 were $(15.0) million compared to gains of $1.6 million for the three months ended March 31, 2007. The net unrealized losses in the three months ended March 31, 2008 were primarily the result of market value declines in the Company’s holding of AAA-rated Alt-A non-Agency RMBS. At March 31, 2008, the Company held $117.8 million of Alt-A RMBS. The Company’s Alt-A non-Agency RMBS allocation consists entirely of AAA-rated securities.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended March 31, 2008 and 2007, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007.
Foreign Exchange Gains
     Foreign exchange gains for the three month period ended March 31, 2008 were $8.2 million compared to $1.4 for the three months ended March 31, 2007, an increase of $6.8 million. Foreign exchange losses resulted from the effect of the fluctuation in foreign currency exchange rates on liabilities denominated in foreign currencies. The foreign exchange gains during the three months ended March 31, 2008 were a result of the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future. At March 31, 2008, 10.3% of our investments and 26.5% of our net reserves for losses and loss expenses were in foreign currencies.
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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of investment income on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable.
Capital Resources
     Shareholders’ equity at March 31, 2008 was $1,990.7 million.
     In a privately negotiated transaction on April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.5 million, plus accrued and unpaid interest of $0.5 million, which will result in a second quarter gain and an increase in book value of $8.8 million, equal to $0.10 per diluted common share, in the quarter ended June 30, 2008.

     On May 9, 2008, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, payable on June 5, 2008 to holders of record on May 22, 2008.
     The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures, subject to board approval.
     Please refer to the discussion of capital resources in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes to this discussion.
Recent accounting pronouncements
     Please refer to Note 2 to the consolidated financial statements (Part I, Item I) for further discussion of recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at March 31, 2008:

		In use/
	Commitment	outstanding
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200 million unsecured letter of credit facility	200,000	—
$500 million secured letter of credit facility	500,000	102,065
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility (1)	174,365	174,365

Total	$1,324,365	$726,430

(1)
The third party FAL facility comprises $174,365 which supports the 2007 and prior underwriting years. These funds have now been withdrawn from Lloyd’s and placed in escrow but remain available to pay losses. Of this facility, $30,350 was provided in respect of the 2005 year of account only. This year of account has now closed and the funds are in the process of being returned to the appropriate FAL providers.

     Please refer to Notes 7 and 11 to the consolidated financial statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements and the April 29, 2008 Junior Subordinated Deferrable Debenture repurchase.
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
     Substantially all of the fixed maturity investments held at March 31, 2008 were publicly traded. At March 31, 2008, the average duration of the Company’s fixed maturity portfolio was 2.4 years (December 31, 2007: 2.0 years) and the average rating of the portfolio was AAA (December 31, 2007: AAA), of which $2,261.3 million or 81.9% (December 31, 2007: $2,029.6 million) were rated AAA.
     Cash and cash equivalents and investments in Talbot of $1,120.8 million at March 31, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064.4 million). Talbot had $1,151.6 million of cash and cash equivalents and investments at March 31, 2008 (December 31, 2007: $1,093.9 million).

Cash Flows
     During the quarters ended March 31, 2008 and 2007, the Company generated net cash from operating activities of $131.1 million and $75.7 million respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
     Sources of funds consist primarily of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. In addition, cash will also be received from financing activities. Cash is used to pay primarily losses and loss expenses, brokerage commissions, excise taxes, general and administrative expenses, purchase new investments, payment of premiums retroceded and payment of dividends. The Company has had sufficient resources to meet its liquidity requirements.
     As of March 31, 2008 and 2007, the Company had cash and cash equivalents of $347.3 million and $88.3 million, respectively.
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

•
statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers, and

•
the other factors set forth under Part II, Item 1A. “Risk Factors”, Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q, as well as the risk and other factors set forth in the Company’s filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe we are principally exposed to five types of market risk:
•	interest rate risk;

•	foreign currency risk;

•	credit risk;

•	liquidity risk; and

•	effects of inflation.
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
     As at March 31, 2008, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.4%, or approximately $68.7 million. As at March 31, 2008, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.3% or approximately $66.1 million.
     As at March 31, 2007, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.1%, or approximately $16.3 million. As at March 31, 2007, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.0% or approximately $14.6 million.
     As at March 31, 2008, the Company held $1,167.0 million (December 31, 2007: $1,074.1 million), or 42.3% (December 31, 2007: 44.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. At March 31, 2008, 10.3% of our investments and 26.5% of our net reserves for losses and loss expenses were in foreign currencies.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, we permit a holding of up to 2.0% in aggregate market value, or 10.0% with written authorization of the Company. At March 31, 2008, 0.2% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 1.2% of total investments, other than with respect to U.S. government and agency securities.
     As of March 31, 2008, Validus had approximately $17.6 million of asset-backed securities with sub-prime collateral and $12.4 million of insurance enhanced asset-backed securities that have no underlying credit ratings, representing 0.5% and 0.4% of total cash and investments, respectively.
     The Company recorded $15.0 million of net unrealized losses which were primarily the result of market value declines in the Company’s holding of AAA-rated Alt-A non-Agency RMBS. At March 31, 2008, the Company held $117.8 million of Alt-A RMBS. The Company’s Alt-A non-Agency RMBS allocation consists entirely of AAA- rated securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 22.7% (December 31, 2007: 23.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include the requirement to return significant amounts of collateral in connection with its securities lending activities) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions.
     Effects of Inflation: We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as (a) inflation may affect interest rates, and (b) losses and loss expenses may be affected by inflation.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in internal control over financial reporting identified in connection with the Company’s evaluation required pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.
ITEM 1A. RISK FACTORS
     Please refer to the discussion of risk factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to this discussion.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no stock repurchases for the quarter ended March 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: May 14, 2008	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: May 14, 2008	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President