Form 10-Q
period 2008-06-30
VALIDUS HOLDINGS LTD
filed 2008-08-13
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐  No ☑
     As of August 13, 2008, there were 74,243,477 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2008 (unaudited) and December 31, 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2008 - $2,644,329; 2007 - $2,403,074)	$2,601,315	$2,411,398
Short-term investments, at fair value (amortized cost: 2008 - $141,570; 2007 - $251,150)	141,638	250,623
Cash and cash equivalents	487,260	444,698

Total cash and investments	3,230,213	3,106,719
Premiums receivable	609,757	401,241
Deferred acquisition costs	146,216	105,562
Prepaid reinsurance premiums	45,717	22,817
Securities lending collateral	199,075	164,324
Loss reserves recoverable	132,880	134,404
Paid losses recoverable	2,683	7,810
Income taxes recoverable	3,258	3,325
Intangible assets	129,298	131,379
Goodwill	20,393	20,393
Accrued investment income	16,177	19,960
Other assets	34,075	26,290

Total assets	$4,569,742	$4,144,224

Liabilities
Reserve for losses and loss expenses	$1,029,739	$926,117
Unearned premiums	793,356	557,344
Reinsurance balances payable	66,386	36,848
Securities lending payable	199,968	164,324
Deferred income taxes	20,173	16,663
Net payable for investments purchased	9,105	31,426
Accounts payable and accrued expenses	89,934	126,702
Debentures payable	304,300	350,000

Total liabilities	2,512,961	2,209,424

Commitments and contingent liabilities

Shareholders’ equity
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2008 - 74,243,477; 2007 - 74,199,836)	12,993	12,985
Additional paid-in capital	1,398,913	1,384,604
Accumulated other comprehensive income (loss)	28	(49)
Retained earnings	644,847	537,260

Total shareholders’ equity	2,056,781	1,934,800

Total liabilities and shareholders’ equity	$4,569,742	$4,144,224

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$379,919	$174,300	$901,513	$552,370
Reinsurance premiums ceded	(1,399)	(26,780)	(86,299)	(57,738)

Net premiums written	378,520	147,520	815,214	494,632
Change in unearned premiums	(69,222)	(14,490)	(214,052)	(250,110)

Net premiums earned	309,298	133,030	601,162	244,522
Net investment income	36,435	19,742	72,478	38,239
Realized gain on repurchase of debentures	8,752	—	8,752	—
Net realized (losses) gains on investments	(2,425)	(232)	5,319	(186)
Net unrealized (losses) gains on investments	(42,982)	(6,189)	(57,959)	(4,546)
Other income	1,462	—	2,397	—
Foreign exchange gains	911	2,003	9,090	3,392

Total revenues	311,451	148,354	641,239	281,421

Expenses
Losses and loss expense	122,089	42,675	262,113	89,162
Policy acquisition costs	56,419	17,837	113,120	30,056
General and administrative expenses	33,912	11,107	71,019	22,335
Share compensation expense	7,271	1,978	13,806	3,922
Finance expenses	12,762	4,003	34,279	8,444

Total expenses	232,453	77,600	494,337	153,919

Net income before taxes	78,998	70,754	146,902	127,502
Income tax expense	3,077	—	4,506	—

Net income	$75,921	$70,754	$142,396	$127,502

Comprehensive income
Currency translation adjustments	10	—	77	—

Comprehensive income	$75,931	$70,754	$142,473	$127,502

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	74,233,425	58,482,600	74,221,398	58,482,601
Diluted	77,257,545	60,647,354	77,793,636	60,431,373

Basic earnings per share	$1.00	$1.21	$1.87	$2.18

Diluted earnings per share	$0.98	$1.17	$1.83	$2.11

Cash dividends declared per share	$0.20	$—	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Six months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Common shares
Balance – Beginning of period	$12,985	$10,234
Issue of common shares	8	—

Balance – End of period	$12,993	$10,234

Additional paid-in capital
Balance – Beginning of period	$1,384,604	$1,048,025
Issue of common shares, net of expenses	503	—
Stock option expense	2,091	1,845
Share compensation expense	11,715	2,077

Balance – End of period	$1,398,913	$1,051,947

Accumulated other comprehensive income (loss)
Balance – Beginning of period	$(49)	$875
Currency translation adjustments	77	—
Cumulative effect of adoption of fair value option	—	(875)

Balance – End of period	28	—

Retaining earnings
Balance – Beginning of period	537,260	133,389
Cumulative effect of adoption of fair value option	—	875
Dividends	(34,809)	—
Net income	142,396	127,502

Balance – End of period	$644,847	$261,766

Total shareholders’ equity	$2,056,781	$1,323,947

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities
Net income for the period	$142,396	$127,502
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expense	13,806	3,922
Net realized (gains) losses on sales of investments	(5,319)	186
Net unrealized losses on investments	57,959	4,546
Amortization of intangible assets	2,081	—
Foreign exchange on cash and cash equivalents included in net income	(6,254)	(4,598)
Amortization of discounts on fixed maturities	1,753	(3,740)
Realized gain on repurchase of debentures	(8,752)	—
Changes in:
Premiums receivable	(208,431)	(234,406)
Deferred acquisition costs	(40,715)	(44,315)
Prepaid reinsurance premiums	(22,867)	(32,502)
Losses recoverable	1,480	(158)
Paid losses recoverable	5,122	—
Taxes recoverable	482	—
Accrued investment income	(4,520)	(2,898)
Other assets	(700)	(3,196)
Reserve for losses and loss expense	104,284	60,769
Unearned premiums	236,193	282,612
Reinsurance balances payable	29,501	38,489
Deferred taxation	3,489	—
Accounts payable and accrued expenses	(53,581)	(4,824)

Net cash provided by operating activities	247,407	187,389

Cash flows used in investing activities
Proceeds on maturity of investments	100,787	—
Proceeds on sales of investments	1,109,536	420,622
Purchases of fixed maturities	(1,460,975)	(722,688)
Sales of short-term investments, net	109,580	163,391
Increase in securities lending collateral	(35,644)	(22,867)

Net cash used in investing activities	(176,716)	(161,542)

Cash flows provided by financing activities
Issue of common shares, net of expenses	511	—
Dividends paid	(33,642)	—
Increase in securities lending payable	35,644	22,867
Repurchase of debentures	(36,948)	—
Net proceeds on issuance of debentures payable	—	198,000

Net cash (used in) provided by financing activities	(34,435)	220,867

Effect of exchange rate changes on cash and cash equivalents	6,306	4,598

Net increase in cash	42,562	251,312

Cash and cash equivalents – Beginning of period	444,698	63,643

Cash and cash equivalents – End of period	$487,260	$314,955

Net taxes paid during the period	$410	$—

Interest paid during the period	$14,625	$6,802

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
     In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement improves financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. This statement assigns a hierarchical rank to the various sources of accounting literature from Level A through Level D. FAS 162 will be effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of FAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.
     In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“FAS 163”). This statement decreases the inconsistencies in Statement No. 60 in the accounting for financial guarantee insurance contracts by insurance companies. FAS 163 addresses the differing views in Statement No. 60 regarding the recognition and measurement of premium revenues and claim liabilities and enhances the disclosure requirements for insurance contracts. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.
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
     a) Classification within the fair value hierarchy under FAS 157
     Under FAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in FAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative approaches but for which the Company typically obtained independent external valuation information including, cash and certain cash instruments such as money market funds, overnight repos and commercial paper. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include U.S. Treasuries, sovereign debt, corporate debt and U.S. agency and non-agency mortgage and asset-backed securities. The Company currently believes that none of its marketable securities are being valued based on unobservable inputs and so does not consider any securities to be classified as Level 3.
     At June 30, 2008, the Company’s investments are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$671,587	$—	$671,587
Other Sovereign and Sovereign Agency	—	170,362	—	170,362

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Level 1	Level 2	Level 3	Total
Corporate	—	483,595	—	483,595
Asset-backed securities	—	167,775	—	167,775
Foreign Corporate	—	209,623	—	209,623
Residential mortgage-backed securities	—	675,292	—	675,292
Commercial mortgage-backed securities	—	223,081	—	223,081

Total fixed maturities	—	2,601,315	—	2,601,315
Total short-term investments	135,216	6,422	—	141,638

Total	$135,216	$2,607,737	$—	$2,742,953

     At December 31, 2007, the Company’s investments are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$707,703	$—	$707,703
Other Sovereign and Sovereign Agency	—	141,493	—	141,493
Corporate	—	488,127	—	488,127
Asset-backed securities	—	191,455	—	191,455
Residential mortgage-backed securities	—	723,632	—	723,632
Commercial mortgage-backed securities	—	158,988	—	158,988

Total fixed maturities	—	2,411,398	—	2,411,398
Total short-term investments	215,052	35,571	—	250,623

Total	$215,052	$2,446,969	$—	$2,662,021

     The table in section (c) below shows the aggregate cost (or amortized cost) and fair value of the Company’s marketable securities, by investment type, as of the periods indicated.
     b) Net investment income
          Net investment income is derived from the following sources:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Fixed maturities and short-term investments	$34,519	$19,027	$66,210	$37,103
Securities lending income	455	8	890	8
Cash and cash equivalents	2,378	1,252	7,216	2,182

Total gross investment income	37,352	20,287	74,316	39,293
Investment expenses	(917)	(545)	(1,838)	(1,054)

Net investment income	$36,435	$19,742	$72,478	$38,239

     The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) of investments:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$2,957	$156	$11,313	$245
Gross realized losses	(5,382)	(388)	(5,994)	(431)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net realized gains (losses) on investments	(2,425)	(232)	5,319	(186)
Change in unrealized gains (losses) of securities lending	317	—	(895)	—
Change in unrealized gains (losses) of investments	(43,299)	(6,189)	(57,064)	(4,546)

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$(45,407)	$(6,421)	(52,640)	(4,732)

     c) Fixed maturity and short-term investments
     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at June 30, 2008 are as follows:

	Amortized	Gross	Gross unrealized	Estimated fair
	Cost	unrealized gains	losses	value
U.S. Government and Government Agency	$668,642	$6,572	$(3,627)	$671,587
Other Sovereign and Sovereign Agency	174,435	1,277	(5,350)	170,362
Corporate	488,097	1,834	(6,336)	483,595
Foreign Corporate	212,002	1,473	(3,852)	209,623
Asset-backed securities	168,125	976	(1,326)	167,775
Residential mortgage-backed securities	707,795	4,814	(37,317)	675,292
Commercial mortgage-backed securities	225,233	866	(3,018)	223,081

Total fixed maturities	2,644,329	17,812	(60,826)	2,601,315
Total short-term investments	141,570	96	(28)	141,638

Total	$2,785,899	$17,908	$(60,854)	$2,742,953

          The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2007 are as follows:

		Gross	Gross	Estimated fair
	Amortized Cost	unrealized gains	unrealized losses	value
U.S. Government and Government Agency	$700,697	$7,163	$(157)	$707,703
Other Sovereign and Sovereign Agency	143,744	1,003	(3,254)	141,493
Corporate	486,752	4,346	(2,971)	488,127
Asset-backed securities	191,413	641	(599)	191,455
Residential mortgage-backed securities	722,749	6,362	(5,479)	723,632
Commercial mortgage-backed securities	157,719	1,317	(48)	158,988

Total fixed maturities	2,403,074	20,832	(12,508)	2,411,398
Total short-term investments	251,150	63	(590)	250,623

Total	$2,654,224	$20,895	$(13,098)	$2,662,021

          The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	June 30, 2008		December 31, 2007
	Estimated		Estimated
	fair value	% of total	fair value	% of total
AAA	$2,062,956	79.2%	$2,029,573	84.2%
AA+	46,100	1.8%	37,458	1.6%
AA	68,724	2.6%	51,091	2.1%
AA-	122,228	4.7%	96,578	4.0%
A+	131,562	5.1%	88,181	3.7%
A	126,446	4.9%	70,666	2.9%
A-	37,913	1.5%	29,948	1.2%
BBB+	5,386	0.2%	7,903	0.3%

Total	$2,601,315	100.0%	$2,411,398	100.0%

          The amortized cost and estimated fair value amounts for fixed maturity securities held at June 30, 2008 and December 31, 2007 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$144,188	$144,338	$197,833	$198,466
Due after one year through five years	1,335,786	1,327,723	1,083,470	1,087,758
Due after five years through ten years	36,923	36,901	29,509	30,427
Due after ten years	26,279	26,205	20,381	20,672

	1,543,176	1,535,167	1,331,193	1,337,323

Asset-backed and mortgage-backed securities	1,101,153	1,066,148	1,071,881	1,074,075

Total	$2,644,329	$2,601,315	$2,403,074	$2,411,398

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At June 30, 2008 approximately $101,922 (December 31, 2007: $104,524) of letters of credit were issued and outstanding under this facility for which $104,262 of investments were pledged as collateral (December 31, 2007: $109,164). During the prior year the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. At June 30, 2008, $100,000 (December 31, 2007: $100,000) of letters of credit were issued and outstanding under this facility for which $116,558 of investments were pledged as collateral (December 31, 2007: $118,121).
     Cash and cash equivalents and investments in Talbot of $999,123 at June 30, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064,430).
     d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at June 30, 2008, the Company had $196,204 (December 31, 2007: $161,579) in securities on loan. At June 30, 2008, the Company had recorded an $895 unrealized loss on this collateral on its statements of operations (December 31, 2007: $nil).
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 29.3 days (December 31, 2007: 42.9 days). As at June 30, 2008, the securities lending

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
collateral reinvested by the Company in connection with its securities lending program is allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$79,315	$—	$79,315
Asset-backed securities	—	20,727	—	20,727
Short-term investments	69,850	16,907	—	86,757
Agency	—	12,276	—	12,276

	$69,850	$129,225	$—	$199,075

     As at December 31, 2007, the securities lending collateral reinvested by the Company in connection with its securities lending program are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$49,055	$—	$49,052
Asset-backed securities	—	11,515	—	11,518
Short-term investments	97,797	5,957	—	103,754

	$97,797	$66,527	$—	$164,324

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at June 30, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2008		December 31, 2007
	Estimated		Estimated
	fair value	% of total	fair value	% of total
AAA	$58,867	45.6%	$18,611	28.0%
AA+	—	0.0%	2,999	4.5%
AA	37,801	29.2%	15,997	24.0%
AA-	13,777	10.7%	11,954	18.0%
A+	14,969	11.6%	9,010	13.5%
A	3,811	2.9%	7,956	12.0%

Total	$129,225	100.0%	$66,527	100.0%

     The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at June 30, 2008 and December 31, 2007 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$99,097	$99,033	$103,793	$104,151
Due after one year through five years	100,833	100,042	60,469	60,173

Total	$199,930	$199,075	$164,262	$164,324

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
     a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at June 30, 2008 were from reinsurers rated A- or better or were fully collateralized and included $35,922 of IBNR recoverable (December 31, 2007: $35,340). Reinsurance recoverables by reinsurer are as follows:

	June 30, 2008		December 31, 2007
	Reinsurance	% of	Reinsurance	% of
	recoverable	Total	recoverable	Total
Top 10 reinsurers	$121,701	89.7%	$129,978	91.4%
Other reinsurers balances > $1 million	11,730	8.7%	8,700	6.1%
Other reinsurers balances < $1 million	2,132	1.6%	3,536	2.5%

Total	$135,563	100.0%	$142,214	100.0%

		June 30, 2008
		Reinsurance	% of
Top 10 Reinsurers	Rating	recoverable	Total
Hannover Ruck -AG	AA-	$31,008	25.4%
Lloyd’s syndicates	A+	27,610	22.7%
Swiss Re	AA-	14,948	12.3%
Allianz	AA-	14,230	11.7%
Muenchener Ruckversicherungs	AA	13,898	11.4%
Aspen Insurance UK	A	5,661	4.7%
Petrel Re Ltd.	NR	4,517	3.7%
Transatlantic Reinsurance	AA-	3,871	3.2%
Platinum Underwriters Bermuda Ltd.	A	3,061	2.5%
Axa Re	AA	2,897	2.4%

		$121,701	100.0%

		December 31, 2007
		Reinsurance	% of
Top 10 Reinsurers	Rating	recoverable	Total
Hannover Ruck -AG	AA-	$31,630	24.4%
Lloyd’s syndicates	A+	29,613	22.8%
Swiss Re	AA-	18,758	14.4%
Muenchener Ruckversicherungs	AA-	14,322	11.0%
Allianz	AA	13,461	10.4%
Axa Re	AA	7,418	5.7%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		December 31, 2007
		Reinsurance	% of
Top 10 Reinsurers	Rating	recoverable	Total
Aspen Insurance UK	A	4,978	3.8%
National Indemnity Company	AAA	4,738	3.6%
Transatlantic Reinsurance	AA-	2,970	2.3%
Max Re Ltd.	A-	2,090	1.6%

		$129,978	100.0%

     At June 30, 2008 and December 31, 2007, the provision for uncollectible reinsurance relating to losses recoverable was $2,810 and $3,106. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $135,563 reinsurance recoverable at June 30, 2008, $4,517 was collateralized (December 31, 2007: $nil).
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
     At June 30, 2008, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     For the three months ended June 30, 2008 and 2007 Validus Re ceded $(1,944) and $21,318 of premiums written through the Petrel Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the three months ended June 30, 2008 and 2007 was $2,154 and $10,863. For the six months ended June 30, 2008 and 2007 Validus Re ceded $(1,944) and $45,904 of premiums written through the Petrel Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the six months ended June 30, 2008 and 2007 was $8,267 and $21,416.
     On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the three months ended June 30, 2008 and 2007 Validus Re ceded $2,828 and $nil of premiums written through this agreement. The earned portions of premiums ceded for the three months ended June 30, 2008 and 2007 were $3,721 and $nil. For the six months ended June 30, 2008 and 2007 Validus Re ceded $14,560 and $nil of premiums written through this agreement. The earned portions of premiums ceded for the six months ended June 30, 2008 and 2007 were $6,485 and $nil.
5. Share capital
     A reverse stock split of the outstanding shares of the Company was approved by the shareholders effective immediately following the Company’s Annual General Meeting on March 1, 2007, whereby each 1.75 outstanding shares was consolidated into 1 share, and the par value of the Company’s shares was increased to $0.175 per share. This share consolidation has been reflected retroactively in these financial statements.
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
     The Company issued an additional 59,427 voting shares in a private offering in February 2006 at a price of $17.50 for net proceeds of $1,030.
     On July 2, 2007, the Company acquired Talbot and agreed to issue an additional 18,415 common shares to certain employees of Talbot. These employees had elected to receive common shares of the Company in lieu of a cash settlement for the purchase of their Talbot shares. The issued common shares of the Company were valued at $23.00 per share and were issued on July 2, 2007.
     On July 30, 2007, the Company completed its IPO, selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters’ discount and fees. On July 31, 2007, the Company used $188,971 of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $121,760 of net proceeds to make a capital contribution to Validus Reinsurance, Ltd. to support the

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
future growth of reinsurance operations and to pay certain expenses related to the Talbot acquisition and make a $3,000 payment to Aquiline in connection with the termination of the Advisory Agreement.
     On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares. The net proceeds to the Company of $9,349 were contributed to Validus Reinsurance, Ltd. Inclusive of the net proceeds from the underwriters’ option to purchase additional common shares, total proceeds from the IPO were approximately $320,080 and capital contributed to Validus Reinsurance, Ltd. was approximately $127,312.
     During the three months ended June 30, 2008, 13,068 warrants were exercised, resulting in the net share issuance of 13,067 common shares. During the three months ended June 30, 2008, no options were exercised. During the six months ended June 30, 2008, 31,580 warrants were exercised, resulting in the net share issuance of 18,980 common shares. During the six months ended June 30, 2008, 24,661 options were exercised resulting in the issuance of 24,661 common shares
     b) Warrants
     The Company’s founder and sponsoring investors provided their insurance industry expertise, resources and relationships during the period ended December 31, 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services the founder and sponsoring investors were issued warrants. Until July 30, 2007, the IPO date, agreements with the founder and sponsoring investors provided that the warrants represented, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, warrants and any other rights to purchase common shares) and were subject to adjustment such that the warrants would continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummated an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founder’s and sponsoring investors’ commitments, the Company had issued as at June 30, 2008 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,680,149 (December 31, 2007 — to 8,711,729) common shares. Of those issued 2,090,815 (December 31, 2007 — 2,090,815) of the warrants are to purchase non-voting common shares. The 12.0% agreement expired on the consummation of the IPO. No further warrants are anticipated to be issued.
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
     During the three months ended June 30, 2008, 13,068 warrants were exercised, resulting in the net share issuance of 13,067 common shares. During the six months ended June 30, 2008, 31,580 warrants were exercised, resulting in the net share issuance of 18,980 common shares.
     c) Dividends
     On February 20, 2008 the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 17, 2008 to holders of record on March 3, 2008.
     On May 9, 2008 the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 5, 2008 to holders of record on May 22, 2008. The Company did not declare any dividends for the three and six months ended June 30, 2007.
6. Stock plans
     a) Long-term incentive plan
     The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of any option, stock appreciation right (“SAR”), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares reserved for issuance under the LTIP is 13,126,896 shares. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs, performance shares, performance units or dividend equivalents have been granted to date. Grant prices are established at the estimated fair market value of the Company’s common shares at the date of grant. The company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirement as set out in the bulletin.
     b) LTIP options
     Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest ratably. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: risk free interest rate of 3.88%,(2007: 4.5%) expected life of 7 years, (2007:7 years) expected volatility of 30% (2007: 30%) and a dividend yield of 3.2% (2007: nil). Expected volatility is based on stock price volatility of comparable publicly-traded companies. The company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirement as set out in the bulletin. Share expense of $1,068 was recorded for the three months ended June 30, 2008 (2007: $930) related to the options, with a corresponding increase to additional paid-in capital. Share expense of $2,091 was recorded for the six months ended June 30, 2008 (2007: $1,845) related to the options, with a corresponding increase to

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the six months ended June 30, 2008 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(24,661)	7.35	17.50
Options forfeited	(1,850)	10.30	20.39

Options outstanding, June 30, 2008	2,898,831	$7.56	$18.21

Options exercisable at June 30, 2008	1,030,296	$7.49	$17.67

     Activity with respect to options for the year ended December 31, 2007 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2006	2,568,894	$7.35	$17.50
Options granted	206,464	10.88	21.44
Options exercised	—	—	—
Options forfeited	(14,182)	10.30	20.39

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82

Options exercisable at December 31, 2007	908,361	$7.36	$17.52

     At June 30, 2008 there was $11,299 (December 31, 2007: $12,340) of total unrecognized compensation expense related to the outstanding options that is expected to be recognized over a weighted-average period of 2.7 years (December 31, 2007: 3.1 years).
     c) LTIP restricted shares
     Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $3,625 (2007: $1,048) was recorded for the three months ended June 30, 2008 related to the restricted shares. Share expense of $6,567 (2007: $2,077) was recorded for the six months ended June 30, 2008 related to the restricted shares. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the six months ended June 30, 2008 is as follows:

		Weighted
	Restricted	average grant
	Shares	date fair value
Restricted shares outstanding, December 31, 2007	2,158,220	$20.44
Restricted shares granted	843,477	24.34
Restricted shares vested	—	—
Restricted shares forfeited	(6,189)	24.10

Restricted shares outstanding, June 30, 2008	2,995,508	$21.56

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

     At June 30, 2008 there was $36,448 (December 31, 2007: $25,116) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.3 years (December 31, 2007: 3.4 years).
     d) Employee Seller Shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot, the Company issued 1,209,741 restricted shares to Talbot employees (the “Employee Seller Shares”). Upon consummation of the acquisition, the Employee Seller Shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s bye-laws. However, the Employee Seller Shares are subject to a restricted period during which the Employee Seller Shares are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of Employee Seller Shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the Employee Seller Shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished. Share expense of $2,567 and $nil, respectively, was recorded for the three months ended June 30, 2008 and 2007. Share expense of $5,134 and $nil, respectively, was recorded for the six months ended June 30, 2008 and 2007. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the six months ended June 30, 2008 is as follows:

Weighted
	Restricted	average grant
	shares	date fair value
Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, June 30, 2008	1,209,741	$22.01

     Activity with respect to unvested restricted shares for the year ended December 31, 2007 is as follows:

Weighted
	Restricted	average grant
	shares	date fair value
Employee seller shares outstanding, December 31, 2006	—	—
Employee seller shares granted	1,209,741	$22.01
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, December 31, 2007	1,209,741	$$22.01

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     At June 30, 2008 there was $13,718 (December 31, 2007: $18,852) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.0 years (December 31, 2007: 3.1 years).
     e) Restricted Share Units
     Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $11 (2007: $nil) was recorded for the three months ended June 30, 2008 related to the restricted shares units. Share expense of $14 (2007: $nil) was recorded for the six months ended June 30, 2008 related to the restricted shares units. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares units for the six months ended June 30, 2008 is as follows:

Weighted
	Restricted	average grant
	shares units	date fair value
Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	11,853	25.28
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, June 30, 2008	11,853	$25.28

     At June 30, 2008 there was $235 of total unrecognized compensation expense related to the outstanding restricted shares units that is expected to be recognized over a weighted-average period of 4.8 years.
     f) Total Share Expense
     The breakdown of share expense is as follows:

	Three months	Three months	Six months	Six months
	ended June	ended June	ended June	ended June
	30, 2008	30, 2007	30, 2008	30, 2007
LTIP options	$1,068	$930	$2,091	$1,845
LTIP restricted shares	3,625	1,048	6,567	2,077
LTIP restricted share units	11	—	14	—
Employee seller shares	2,567	—	5,134	—

Total share compensation expense	$7,271	$1,978	$13,806	$3,922

7. Debt and financing arrangements
     a) Financing structure and finance expenses
     The financing structure at June 30, 2008 was:

		In Use /
	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	101,922

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		In Use /
	Commitment	Outstanding
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility (1)	144,015	144,015

Total	$1,294,015	$650,237

(1)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. For the 2005, 2006 and 2007 years of account, Talbot’s underwriting was supported by various third parties (“Talbot third party FAL facility”). Of this facility, $30,350 was provided in respect of the 2005 year of account only. This year of account has now closed and the funds have been returned to the appropriate FAL providers. The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2005, 2006 and 2007 results, as appropriate, when they are declared.
     The financing structure at December 31, 2007 was:

		In Use /
	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	104,524
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility	174,365	174,365

Total	$1,324,365	$728,889

     Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL. Finance expenses for the three and six months ended June 30, 2008 were as follows:

	Three months	Three months	Six months	Six months
	ended June 30,	ended June	ended June	ended June
	2008	30, 2007	30, 2008	30, 2007
9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	$7,177	$7,177
8.480% Junior Subordinated Deferrable Debentures	3,650	318	8,008	318
Credit facilities	123	96	474	949
Talbot FAL facilities	62	—	125	—
Talbot other interest	(19)	—	112	—
Talbot third party FAL facility	5,357	—	18,383	—

Total	$12,762	$4,003	$34,279	$8,444

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
     On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45,700 principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36,560, plus accrued and unpaid interest of $474. The repurchase resulted in the recognition of a realized gain of $8,752 for the three and six months ended June 30, 2008.
     Carrying value of the Junior Subordinated Deferrable Debentures approximates fair value.
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures are as follows:

2008	$13,344
2009	26,688
2010	26,688
2011	169,886
2012 and thereafter	160,842

Total minimum future payments	$397,448

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     On March 12, 2007, the Company entered into a new $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007, which provides for letter of credit availability for Validus Reinsurance Ltd. and our other subsidiaries and revolving credit availability for the Company (the full $200,000 of which is available for letters of credit and/or revolving loans), and a new $500,000 five-year secured letter of credit facility, as subsequently amended, which provides for letter of credit availability for Validus Reinsurance Ltd. and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The new credit facilities replaced our existing 364-day $100,000 senior unsecured revolving credit facility and our existing three-year $200,000 senior secured letter of credit facility, which have each been terminated.
     The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. As of June 30, 2008 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions under the credit facilities.
     On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971 of proceeds from its initial public offering. As of June 30, 2008, we have $101,922 in outstanding letters of credit under our five-year secured letter of credit facility (December 31, 2007: $104,524) and no amounts outstanding under our three-year unsecured facility (December 31, 2007: $Nil).
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
     The Talbot FAL facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of June 30, 2008, the Company had $100,000 in outstanding letters of credit and was in compliance with all covenants and restrictions.
     d) Funds at Lloyd’s
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at June 30, 2008 supporting the 2008 underwriting year amount to $316,483, all of which is provided by the Company. A third party FAL facility comprising $144,015 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
8. Commitments and contingencies
     a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less of its investment portfolio, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At June 30, 2008, 0.2% of the portfolio had ratings below A-/A3, none of which are rated below BBB- or Baa3. Also at June 30, 2008, the Company did not have an aggregate exposure to any single issuer of more than 2.6% of our investment portfolio, other than with respect to U.S. government securities.
     b) Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at June 30, 2008 amount to $316,483 (December 31, 2007: $316,483).
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
     c) Lloyd’s New Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3.0% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £325,000 the June 30, 2008 exchange rate of £0.50 equals $1.00 and assuming the maximum 3.0% assessment the Company could be assessed approximately $19,403.
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
b) The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of its investment portfolio. The Company incurred $613 and $350 during the three months ended June 30, 2008 and 2007 and $1,223 and $661 during the six months ended June 30, 2008 and 2007, of which $874 was included in accounts payable and accrued expenses at June 30, 2008 (December 31, 2007: $787). Merrill Lynch is a shareholder of Blackrock.
c) The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, which own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Board of Directors who does not receive compensation from the Company. The Company incurred $364 and $194 during the three months ended June 30, 2008 and 2007 and $747 and $387 during the six months ended June 30, 2008 and 2007, of which $686 was included in accounts payable and accrued expenses at June 30, 2008 (December 31, 2007: $460).
d) Vestar Capital entities, which own 8,571,427 shares in the Company and hold warrants to purchase 972,810 shares, are shareholders of PARIS RE Holdings Limited (“Paris Re”). Pursuant to reinsurance agreements with Paris Re, the Company recognized $nil of gross premiums written during both three month periods ended June 30, 2008 and 2007 and $6,079 and $nil during the six months ended June 30, 2008 and 2007, of which $4,922 was included in premiums receivable at June 30, 2008 (December 31, 2007: $nil).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
e) Aquiline entities, which own 6,857,143 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with Group Ark, the Company recognized $nil of gross premiums written during both three month periods ended June 30, 2008 and 2007 and $688 and $nil during the six months ended June 30, 2008 and 2007, of which $309 was included in premiums receivable at June 30, 2008 (December 31, 2007: $nil). The Company also recognized $nil of reinsurance premiums ceded during both three month periods ended June 30, 2008 and 2007 and $1,098 and $nil during the six months ended June 30, 2008 and 2007, of which $78 was included in reinsurance balances payable at June 30, 2008 (December 31, 2007: $91) and $782 was included in prepaid reinsurance premiums at June 30, 2008 (December 31, 2007: $nil).
f) Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to facilitate the provision of Funds at Lloyd’s (“FAL”) by such management and staff. The Company incurred $182 and $nil of finance expenses to such management and staff in respect of such provision of FAL for the three months ended June 30, 2008 and 2007 and $579 and $nil during the six months ended June 30, 2008 and 2007, of which $574 was included in accounts payable and accrued expenses at June 30, 2008 (December 31, 2007: $889).
10. Earnings per share
     In 2007 a reverse stock split of the outstanding shares of the Company was approved by a vote by the shareholders, whereby each 1.75 outstanding shares was consolidated into 1 share. This reverse stock split has been reflected retroactively in the calculation of earnings per share.
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic earnings per share
Net income	$75,921	$70,754	$142,396	$127,502
Less: Dividends and distributions declared on outstanding warrants	(1,739)	—	(3,478)	—

Net income available to common shareholders	$74,182	$70,754	$138,918	$127,502

Weighted average shares – basic ordinary shares outstanding	74,233,425	58,482,600	74,221,398	58,482,601

Basic earnings per share	$1.00	$1.21	$1.87	$2.18

Diluted earnings per share
Net income	$75,921	$70,754	$142,396	$127,502

Weighted average shares – basic ordinary shares outstanding	74,233,425	58,482,600	74,221,398	58,482,601
Share equivalents:
Warrants	1,631,819	1,732,297	2,074,835	1,551,227
Options	32,894	—	171,366	—
Restricted Shares	1,359,407	432,457	1,326,037	397,545

Weighted average shares – diluted	77,257,545	60,647,354	77,793,636	60,431,373

Diluted earnings per share	$0.98	$1.17	$1.83	$2.11

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     Share equivalents that would result in the issuance of common shares of 192,534 and 116,122 were outstanding for the three months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Share equivalents that would result in the issuance of common shares of 63,021 and 211,049 were outstanding for the six months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
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
11. Segment information
     The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which two operating segments, “Validus Re” and “Talbot” respectively, have been determined under FAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.
Validus Re
     The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business is property, marine and specialty which includes aerospace, terrorism, life and accident & health and workers’ compensation catastrophe.
Talbot
     The Talbot segment writes a wide range of marine, property and specialty classes of business. The specialty lines include; political violence, political risk, marine & aviation war, accident & health, bloodstock/livestock, financial institutions, aviation treaty, and contingency.
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
     The following tables summarize the underwriting results of our operating segments and corporate segment:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Quarter ended June 30, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$187,820	$197,235	$(5,136)	$379,919
Reinsurance premiums ceded	(1,208)	(5,327)	5,136	(1,399)

Net premiums written	186,612	191,908	—	378,520
Change in unearned premiums	(22,500)	(46,722)	—	(69,222)

Net premiums earned	164,112	145,186	—	309,298

Losses and loss expense	48,677	73,412	—	122,089
Policy acquisition costs	25,309	31,134	(24)	56,419
General and administrative expenses	9,955	19,787	4,170	33,912
Share compensation expense	1,597	1,126	4,548	7,271

Underwriting income (loss)	$78,574	$19,727	$(8,694)	$89,607

Net investment income	25,725	11,726	(1,016)	36,435
Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized gains (losses) on investments	(3,260)	835	—	(2,425)
Net unrealized gains (losses) on investments	(24,059)	(18,923)	—	(42,982)
Foreign exchange gains	(403)	1,314	—	911
Other income	24	1,462	(24)	1,462
Finance expenses	(88)	(5,400)	(7,274)	(12,762)

Net income (loss) before taxes	76,513	10,741	(8,256)	78,998

Taxes	20	3,057	—	3,077

Net income (loss)	$76,493	$7,684	$(8,256)	$75,921

Loss and loss expense ratio (1)	29.7%	50.6%		39.5%
Policy acquisition cost ratio(1)	15.4%	21.4%		18.2%
General and administrative expense ratio(1)	7.0%	14.4%		13.3%

Expense ratio	22.4%	35.8%		31.5%

Combined ratio(1)	52.1%	86.4%		71.0%

Total assets	$2,784,016	$1,781,576	$4,150	$4,569,742

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Quarter ended June 30, 2007	Validus Re	Talbot	items	Total
Gross premiums written	$174,300	$—	$—	$174,300
Reinsurance premiums ceded	(26,780)	—	—	(26,780)

Net premiums written	147,520	—	—	147,520
Change in unearned premiums	(14,490)	—	—	(14,490)

Net premiums earned	133,030	—	—	133,030

Losses and loss expense	42,675	—	—	42,675
Policy acquisition costs	17,837	—	—	17,837
General and administrative expenses	6,773	—	4,334	11,107
Share compensation expense	779	—	1,199	1,978

Underwriting income (loss)	$64,966	$—	$(5,533)	$59,433

Net investment income	19,740	—	2	19,742
Net realized (losses) gains on investments	(232)	—	—	(232)
Net unrealized (losses) gains on investments	(6,189)	—	—	(6,189)
Foreign exchange gains	2,003	—	—	2,003
Finance expenses	(112)	—	(3,891)	(4,003)

Net income (loss) before taxes	80,176	—	(9,422)	70,754

Taxes	—	—	—	—

Net income (loss)	$80,176	$—	$(9,422)	$70,754

Loss and loss expense ratio(1)	32.1%	0.0%		32.1%
Policy acquisition cost ratio(1)	13.4%	0.0%		13.4%
General and administrative expense ratio(1)	5.7%	0.0%		9.8%

Expense ratio	19.1%	0.0%		23.2%

Combined ratio(1)	51.2%	0.0%		55.3%

Total assets	$2,159,594	$—	$205,317	$2,364,911

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other reconciling
Six months ended June 30, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$518,869	$399,028	$(16,384)	$901,513
Reinsurance premiums ceded	(24,951)	(77,732)	16,384	(86,299)

Net premiums written	493,918	321,296	—	815,214
Change in unearned premiums	(186,151)	(27,901)	—	(214,052)

Net premiums earned	307,767	293,395	—	601,162

Losses and loss expense	107,591	154,522	—	262,113
Policy acquisition costs	45,712	67,432	(24)	113,120
General and administrative expenses	19,334	40,710	10,975	71,019
Share compensation expense	2,823	2,102	8,881	13,806

Underwriting income (loss)	$132,307	$28,629	$(19,832)	$141,104

Net investment income	50,752	22,708	(982)	72,478
Net realized gains (losses) on investments	(1,183)	6,502	—	5,319
Net unrealized gains (losses) on investments	(42,671)	(15,288)	—	(57,959)
Realized gain on repurchase of debentures			8,752	8,752
Foreign exchange gains	7,272	1,818	—	9,090
Other income	24	2,397	(24)	2,397
Finance expenses	(442)	(18,620)	(15,217)	(34,279)

Net income (loss) before taxes	146,059	28,146	(27,303)	146,902

Taxes	48	4,458	—	4,506

Net income (loss)	$146,011	$23,688	$(27,303)	$142,396

Loss and loss expense ratio (1)	35.0%	52.7%		43.6%
Policy acquisition cost ratio(1)	14.9%	23.0%		18.8%
General and administrative expense ratio(1)	7.1%	14.6%		14.1%

Expense ratio	22.0%	37.6%		32.9%

Combined ratio(1)	57.0%	90.3%		76.5%

Total assets	$2,784,016	$1,781,576	$4,150	$4,569,742

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

				Corporate and
				other
				reconciling
Six months ended June 30, 2007	Validus Re	Talbot		items	Total
Gross premiums written	$552,370	$—		$—	$552,370
Reinsurance premiums ceded	(57,738)	—		—	(57,738)

Net premiums written	494,632	—		—	494,632

Change in unearned premiums	(250,110)	—		—	(250,110)

Net premiums earned	244,522	—		—	244,522
Losses and loss expense	89,162	—		—	89,162
Policy acquisition costs	30,056	—		—	30,056
General and administrative expenses	14,065	—		8,269	22,334
Share compensation expense	1,544	—		2,379	3,923

Underwriting income (loss)	$109,695	$—		$(10,648)	$99,047

Net investment income	38,236	—		3	38,239
Net realized (losses) gains on investments	(186)	—		—	(186)
Net unrealized (losses) gains on investments	(4,546)	—		—	(4,546)
Foreign exchange gains	3,392	—		—	3,392
Finance expenses	(968)	—		(7,476)	(8,444)

Net income (loss) before taxes	145,623	—		(18,121)	127,502

Taxes	—	—		—	—

Net income (loss)	$145,623	$—		$(18,121)	$127,502

Loss and loss expense ratio (1)	36.5%		%		36.5%
Policy acquisition cost ratio (1)	12.3%		%		12.3%
General and administrative expense ratio (1)	6.4%		%		10.7%

Expense ratio	18.7%		%		23.0%

Combined ratio (1)	55.1%		%		59.5%

Total assets	$2,159,594	$—		$205,317	$2,364,911

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three months ended June 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations(3)	Total	%
United States	$132,341	$18,347	$(5,136)	$145,552	38.3%
Worldwide excluding United States (1)	662	58,939	—	59,601	15.7%
Europe	5,391	15,343	—	20,734	5.5%
Latin America and Caribbean	1,264	9,727	—	10,991	2.9%
Japan	9,093	2,335	—	11,428	3.0%
Canada	—	3,095	—	3,095	0.8%

Sub-total, non United States	16,410	89,439	—	105,849	27.9%
Worldwide including United States (1)	29,632	21,226	—	50,858	13.4%
Marine and Aerospace (2)	9,437	68,223	—	77,660	20.4%

Total	$187,820	$197,235	$(5,136)	$379,919	100.0%

	Three months ended June 30, 2007
	Gross premiums written
	Validus Re	Talbot	Eliminations(3)	Total	%
United States	$122,189	$—	$—	$122,189	70.1%
Worldwide excluding United States (1)	6,534	—	—	6,534	3.7%
Europe	11,962	—	—	11,962	6.9%
Latin America and Caribbean	4,244	—	—	4,244	2.4%
Japan	7,423	—	—	7,423	4.3%
Canada	—	—	—	—	0.0%

Sub-total, non United States	30,163	—	—	30,163	17.3%
Worldwide including United States (1)	9,171	—	—	9,171	5.3%
Marine and Aerospace (2)	12,777	—	—	12,777	7.3%

Total	$174,300	$—	$—	$174,300	100.0%

	Six months ended June 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations(3)	Total	%
United States	$260,193	$37,078	$(16,384)	$280,887	31.1%
Worldwide excluding United States (1)	26,541	117,236	—	143,777	15.9%
Europe	39,734	31,010	—	70,744	7.8%
Latin America and Caribbean	5,635	15,527	—	21,162	2.3%
Japan	9,448	2,898	—	12,346	1.4%
Canada	—	5,715	—	5,715	0.6%

Sub-total, non United States	81,358	172,386	—	253,744	28.0%
Worldwide including United States (1)	64,912	37,272	—	102,184	11.3%
Marine and Aerospace (2)	112,406	152,292	—	264,698	29.6%

Total	$518,869	$399,028	$(16,384)	$901,513	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Six months ended June 30, 2007
	Gross premiums written
	Validus Re	Talbot	Eliminations(3)	Total	%
United States	$261,070	$—	$—	$261,070	47.3%
Worldwide excluding United States (1)	29,469	—	—	29,469	5.3%
Europe	44,364	—	—	44,364	8.0%
Latin America and Caribbean	7,105	—	—	7,105	1.3%
Japan	7,416	—	—	7,416	1.3%
Canada	—	—	—	—	0.0%

Sub-total, non United States	88,354	—	—	88,354	15.9%
Worldwide including United States (1)	69,278	—	—	69,278	12.5%
Marine and Aerospace (2)	133,668	—	—	133,668	24.3%

Total	$552,370	$—	$—	$552,370	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

(3)	Intersegment premiums of $16,384 have been eliminated for the six months ended June 30, 2008 (June 30, 2007: $nil). Intersegment premiums of $5,136 have been eliminated for the three months ended June 30, 2008 (June 30, 2007: $nil).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and the Company’s consolidated financial condition and liquidity and capital resources at June 30, 2008 and December 31, 2007. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. The Company completed the acquisition of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007. As a result, Talbot is only included in the Company’s consolidated results from July 2, 2007 through June 30, 2008. Talbot is not included in consolidated results for the first six months of 2007. This discussion and analysis pertains to the results of the Company inclusive of Talbot from the date of acquisition. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The Company was formed on October 19, 2005 and has limited historical financial and operating information. Insurance and reinsurance companies face substantial risk in their initial stages of development. See “Cautionary Note Regarding Forward-Looking Statements”. In addition, for a variety of reasons, including the Company’s recent formation, the acquisition of Talbot and relatively few significant catastrophe events in 2006, 2007 and the first half of 2008, the Company’s historical financial results may not accurately indicate future performance. The Risk Factors set forth in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
Business Outlook and Trends
     The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company has experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers has increased the supply of insurance and reinsurance which has resulted in a softening of rates in most lines. In addition, during the six months ended June 30, 2008, Company observed cedents retaining more risk as their capital bases have increased.
Financial Measures
     The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:

     Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders’ equity during the period. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow revenue only when returns meet or exceed internal requirements. Details of annualized return on average equity are provided below.

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended	Year ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	December 30, 2007
Annualized return on average equity	15.0%	22.0%	14.3%	20.3%	29.9%
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased from $24.00 at December 31, 2007 to $25.12 at June 30, 2008. The increase was substantially due to earnings generated in the first six months of 2008, offset in part by dividends declared on our common shares and common share equivalents.
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividend of $0.20 per common share in the first two quarters of 2008. On August 7, 2008, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on September 4, 2008 to holders of record on August 21, 2008.
     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended June 30, 2008 and June 30, 2007 was $89.6 million and $59.4 million, respectively. Underwriting income for the six months ended June 30, 2008 and June 30, 2007 was $141.1 million and $99.0 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail in the section below entitled “Underwriting Income.”
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

Results of Operations
     Validus Holdings, Ltd. and Validus Re were formed on October 19, 2005, and Validus Re commenced operations on December 16, 2005. Neither company had prior operating histories. The Company began writing reinsurance contracts on January 1, 2006. On July 2, 2007, the Company acquired Talbot Holdings Ltd. (“Talbot”) and consolidates Talbot as of that date. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.

     The following table presents results of operations for the three and six months ended June 30, 2008 and 2007 and the pro forma results of operations for the three and six months ended June 30, 2007:

	Three months			Six months
	ended	Three months ended		ended	Six months ended
	June 30, 2008	June 30, 2007		June 30, 2008	June 30, 2007
	Actual	Actual	Pro Forma (1)	Actual	Actual	Pro Forma (1)
	(Dollars in thousands)			(Dollars in thousands)
Gross premiums written	$379,919	$174,300	$377,169	$901,513	$552,370	$941,681
Reinsurance premiums ceded	(1,399)	(26,780)	(29,329)	(86,299)	(57,738)	(134,361)

Net premiums written	378,520	147,520	347,840	815,214	494,632	807,320
Change in unearned premiums	(69,222)	(14,490)	(65,380)	(214,052)	(250,110)	(277,963)

Net premiums earned	309,298	133,030	282,460	601,162	244,522	529,357

Losses and loss expenses	122,089	42,675	118,163	262,113	89,162	232,377
Policy acquisition costs	56,419	17,837	49,255	113,120	30,056	91,521
General and administrative expenses	33,912	11,107	35,431	71,019	22,334	65,891
Share compensation expense	7,271	1,978	1,947	13,806	3,923	6,257

Total underwriting expenses	219,691	73,597	204,796	460,058	145,475	396,046

Underwriting income (2)	89,607	59,433	77,664	141,104	99,047	133,311
Net investment income	36,435	19,742	29,920	72,478	38,239	58,120
Other income	1,462	—	1,222	2,397	—	2,165
Finance expenses	(12,762)	(4,003)	(15,903)	(34,279)	(8,444)	(34,336)

Operating income before taxes	114,742	75,172	92,903	181,700	128,842	159,260

Taxes	3,077	—	570	4,506	—	1,236

Operating income after tax	111,665	75,172	92,333	177,194	128,842	158,024

Net realized gains (losses) on investments	(2,425)	(232)	(140)	5,319	(186)	(1,416)
Net unrealized losses on investments	(42,982)	(6,189)	(6,189)	(57,959)	(4,546)	(4,546)
Realized gain on repurchase of debentures	8,752	—	—	8,752	—	—
Foreign exchange gains (losses)	911	2,003	3,354	9,090	3,392	4,575

Net income after taxes	$75,921	$70,754	$89,358	$142,396	$127,502	$156,637

Comprehensive income
Foreign currency translation Adjustments	10	—	—	77	—	—

Comprehensive income	$75,931	$70,754	$89,358	$142,473	$127,502	$156,637

Selected ratios
Net premiums written/ Gross premiums written	99.6%	84.6%	92.2%	90.4%	89.5%	85.7%
Losses and loss expenses ratio	39.5%	32.1%	41.8%	43.6%	36.5%	43.9%
Policy acquisition cost ratio	18.2%	13.4%	17.4%	18.8%	12.3%	17.3%
General and administrative expense ratio	13.3%	9.8%	13.2%	14.1%	10.7%	13.6%

Expense ratio	31.5%	23.2%	30.6%	32.9%	23.0%	30.9%

Combined ratio	71.0%	55.3%	72.4%	76.5%	59.5%	74.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pro forma results of operations including Talbot are presented for the three and six months ended June 30, 2007 for comparative purposes only.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007 (1)	June 30, 2008	June 30, 2007 (1)
	(Dollars in thousands)		(Dollars in thousands)
VALIDUS RE
Gross premiums written	$187,820	$174,300	$518,869	$552,370
Reinsurance premiums ceded	(1,208)	(26,780)	(24,951)	(57,738)

Net premiums written	186,612	147,520	493,918	494,632
Change in unearned premiums	(22,500)	(14,490)	(186,151)	(250,110)

Net premiums earned	164,112	133,030	307,767	244,522

Losses and loss expenses	48,677	42,675	107,591	89,162
Policy acquisition costs	25,309	17,837	45,712	30,056
General and administrative expenses	9,955	6,773	19,334	14,065
Share compensation expense	1,597	779	2,823	1,544

Total underwriting expenses	85,538	68,064	175,460	134,827

Underwriting income (2)	78,574	64,966	132,307	109,695

TALBOT
Gross premiums written	$197,235	$—	$399,028	$—
Reinsurance premiums ceded	(5,327)	—	(77,732)	—

Net premiums written	191,908	—	321,296	—
Change in unearned premiums	(46,722)	—	(27,901)	—

Net premiums earned	145,186	—	293,395	—

Losses and loss expenses	73,412	—	154,522	—
Policy acquisition costs	31,134	—	67,432	—
General and administrative expenses	19,787	—	40,710	—
Share compensation expense	1,126	—	2,102	—

Total underwriting expenses	125,459	—	264,766	—

Underwriting income (2)	19,727	—	28,629	—

CORPORATE & ELIMINATIONS
Gross premiums written	$(5,136)	$—	$(16,384)	$—
Reinsurance premiums ceded	5,136	—	16,384	—

Net premiums written	—	—	—	—
Policy acquisition costs	(24)	—	(24)	—
General and administrative expenses	4,170	4,334	10,975	8,269
Share compensation	4,548	1,199	8,881	2,379

Total underwriting expenses	8,694	5,533	19,832	10,648

Underwriting income (loss) (2)	(8,694)	(5,533)	(19,832)	(10,648)

Total underwriting income (2)	$89,607	$59,433	$141,104	$99,047

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Net income for the three months ended June 30, 2008 was $75.9 million compared to $70.8 million for the three months ended June 30, 2007, an increase of $5.1 million or 7.3%. The primary factors driving the increase in net income were:
•	Underwriting income increased in the quarter by $30.2 million primarily due to:
o	the consolidation of Talbot, which contributed $19.7 million; and

o	increased Validus Re underwriting income of $13.6 million as a result of an increase in net premiums earned of $31.1 million or 23.4% compared to the same period in 2007, partially offset by increased underwriting deductions as discussed below;
•	Increased net investment income of $16.7 million or 84.6% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio; and
•	$8.8 million realized gain on the repurchase of a portion of the 8.480% Junior Subordinated Deferrable Debentures.
     The increases above were partially offset by the following factors:
•	Increased net realized and unrealized losses on investments of $39.0 million; and
•	Increased finance expenses of $8.8 million, resulting primarily from an increase of $3.3 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures and $5.4 million of Talbot Funds at Lloyd’s (“FAL”) finance expense.
     The increase in net income for the three months ended June 30, 2008 of $5.2 million is attributable to:

	Three months ended June 30, 2008
	Increase (decrease) over the three months ended June 30, 2007
			Corporate
			and other
			reconciling
	Validus Re	Talbot (1)	items	Total
	(Dollars in thousands)
Underwriting income	$13,608	$19,727	$(3,161)	$30,174
Net investment income	5,985	11,726	(1,018)	16,693
Other income	24	1,462	(24)	1,462
Finance expenses	24	(5,400)	(3,383)	(8,759)

	19,641	27,515	(7,586)	39,570
Taxes	(20)	(3,057)	—	(3,077)

	19,621	24,458	(7,586)	36,493

Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized gains (losses) on investments	(3,028)	835	—	(2,193)
Net unrealized gains (losses) on investments	(17,870)	(18,923)	—	(36,793)
Foreign exchange gains	(2,406)	1,314	—	(1,092)

Net income (loss)	$(3,683)	$7,684	$1,166	$5,167

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Gross Premiums Written
     Gross premiums written for the three months ended June 30, 2008 were $379.9 million compared to $174.3 million for the three months ended June 30, 2007, an increase of $205.6 million or 118.0%. The increase in gross premiums written was driven primarily by the addition of Talbot which contributed $197.2 million. Validus Re’s property line also contributed $14.6 million of the increase, as discussed below.
     Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$216,764	57.1%	$156,681	89.9%	38.3%
Marine	79,041	20.8%	9,147	5.2%	764.1%
Specialty	84,114	22.1%	8,472	4.9%	892.8%

Total	$379,919	100.0%	$174,300	100.0%	118.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re gross premiums written for the three months ended June 30, 2008 were $187.8 million compared to $174.3 million for the three months ended June 30, 2007, an increase of $13.5 million or 7.8%. Details of Validus Re gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
	Gross premiums	Gross premiums	Gross premiums	Gross premium
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$171,308	91.2%	$156,681	89.9%	9.3%
Marine	8,750	4.7%	9,147	5.2%	(4.3)%
Specialty	7,762	4.1%	8,472	4.9%	(8.4)%

Total	$187,820	100.0%	$174,300	100.0%	7.8%

     The increase in Validus Re gross premiums written was driven by an increase in the property line of $14.6 million. The increase in the property line was due primarily to an increase of $23.0 million of proportional contracts. This increase is principally in the Florida and international markets but also includes $4.9 million under a Talbot surplus share agreement and compares to a prior period which contained an $11.5 million reduction in gross premiums written due to changes in estimates.
Talbot. In the three months ended June 30, 2008, Talbot gross premiums written were $197.2 million compared to $202.4 million for the three months ended June 30, 2007, a decrease of $5.2 million or 2.5%. Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$47,423	24.0%	$52,483	25.9%	(9.6)%
Marine	73,126	37.1%	72,175	35.7%	1.3%
Specialty	76,686	38.9%	77,723	38.4%	(1.3)%

Total	$197,235	100.0%	$202,381	100.0%	(2.5)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.
     The decrease was due primarily to a reduction of $5.1 million in the property lines in accordance with the syndicate’s plan, although softening market conditions have resulted in further reductions in premium.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended June 30, 2008 were $1.4 million compared to $26.8 million for the three months ended June 30, 2007, a decrease of $25.4 million or 94.8%. Validus Re reduced its property ceded reinsurance premiums by $25.1 million, as discussed below.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$2,040	145.8%	$23,674	88.4%	(91.4)%
Marine	793	56.7%	3,106	11.6%	(74.5)%
Specialty	(1,434)	(102.5)%	—	0.0%	NM

Total	$1,399	100.0%	$26,780	100.0%	(94.8)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not Meaningful
Validus Re. Validus Re reinsurance premiums ceded for the three months ended June 30, 2008 were $1.2 million compared to $26.8 million for the three months ended June 30, 2007, a decrease of $25.6 million or 95.5%.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$(1,470)	(121.7)%	$23,674	88.4%	(106.2)%
Marine	2,678	221.7%	3,106	11.6%	(13.8)%
Specialty	—	0.0%	—	0.0%	NM

Total	$1,208	100.0%	$26,780	100.0%	(95.5)%

NM	Not Meaningful
     The decrease in Validus Re reinsurance premiums ceded was due to a decrease in the property line of $25.1 million or 106.2%. The decrease was due to $21.3 million ceded to Petrel Re during the three months ended June 30, 2007 under an agreement which was not renewed for 2008. The $(1.5) million of property reinsurance premiums ceded during the three months ended June 30, 2008 was due to adjustments to minimums from deposits on reinstatement premium contracts ceded to Petrel Re.
     Effective July 1, 2008, Validus Re purchased retrocessional coverage providing $87.5 million of limit via an ultimate net loss agreement.

Talbot. Talbot reinsurance premiums ceded for the three months ended June 30, 2008 were $5.3 million compared to $2.1 million for the three months ended June 30, 2007, an increase of $3.2 million or 158.4%.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007(1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$5,477	102.8%	$1,173	56.9%	366.9%
Marine	950	17.8%	(6)	(0.3)%	NM
Specialty	(1,100)	(20.6)%	894	43.4%	(223.3)%

Total	$5,327	100.0%	$2,061	100.0%	158.4%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.

NM	Not Meaningful
     The quarter contains a reduction of $6.0 million in respect of working layer reinsurance cover which was expected to be concluded in the first quarter of 2008 but was not completed. This is offset by surplus and quota share reinsurance of $5.1 million which is ceded to Validus Re and eliminated in consolidation.
Net Premiums Written
     Net premiums written for the three months ended June 30, 2008 were $378.5 million compared to $147.5 million for the three months ended June 30, 2007, an increase of $231.0 million or 156.6%. Details of net premiums written by line of business are provided below.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$214,724	56.7%	$133,007	90.2%	61.4%
Marine	78,248	20.7%	6,041	4.1%	1195.3%
Specialty	85,548	22.6%	8,472	5.7%	909.8%

Total	$378,520	100.0%	$147,520	100.0%	156.6%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     The increase in net premiums written was driven primarily by $191.9 million resulting from the consolidation of Talbot and a $39.8 million increase in Validus Re’s property lines.
Validus Re. Validus Re net premiums written for the three months ended June 30, 2008 were $186.6 million compared to $147.5 million for the three months ended June 30, 2007, an increase of $39.1 million or 26.5%. Details of net premiums written by line of business are provided below.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$172,778	92.6%	$133,007	90.2%	29.9%
Marine	6,072	3.3%	6,041	4.1%	0.5%
Specialty	7,762	4.1%	8,472	5.7%	(8.4)%

Total	$186,612	100.0%	$147,520	100.0%	26.5%

     The increase in Validus Re net premiums written was driven primarily by the property line which accounted for $39.8 million of the increase. The increase in property line net premiums written is a result of the increased gross premiums written and decreased reinsurance premium ceded as discussed above.
     The ratios of net premiums written to gross premiums written were 99.4% and 84.6% for the three month periods ended June 30, 2008 and 2007, respectively. The increase in the ratio is attributable to reduced reinsurance premiums ceded in the three months ended June 30, 2008.
Talbot. Talbot net premiums written for the three months ended June 30, 2008 were $191.9 million compared to $200.3 million for the three months ended June 30, 2007, a decrease of $8.4 million or 4.2%. Details of net premiums written by line of business are provided below.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007(1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$41,946	21.9%	$51,310	25.6%	(18.2)%
Marine	72,176	37.6%	72,181	36.0%	NM
Specialty	77,786	40.5%	76,829	38.4%	1.2%

Total	$191,908	100.0%	$200,320	100.0%	(4.2)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.
NM	Not Meaningful
     The decrease in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratio of net premiums written to gross premiums written for the three month periods ended June 30, 2008 and 2007 was 97.3% and 99.0%, respectively.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended June 30, 2008 was $69.2 million compared to $14.5 million for the three months ended June 30, 2007, an increase of $54.7 million or 377.7%.
Validus Re. Validus Re’s change in unearned premiums for the three months ended June 30, 2008 was $22.5 million compared to $14.5 million for the three months ended June 30, 2007, an increase of $8.0 million or 55.3%.
Talbot. The Talbot change in unearned premiums for the three months ended June 30, 2008 was $46.7 million compared to $50.9 million for the three months ended June 30, 2007, a decrease of $4.2 million or 8.2%.

	Three months	Three months
	ended June 30,	ended June 30,
	2008	2007(1)	% Change
	(Dollars in thousands)
Change in gross unearned premiums	$31,661	$30,381	4.2%
Change in prepaid reinsurance premiums	15,061	20,509	(26.6)%

Net change in unearned premiums	$46,722	$50,890	(8.2)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.
     The difference in gross unearned premiums arises from a change in business mix and premium volume. In respect of prepaid reinsurance premiums, the difference arises from the lower cost of the 2008 excess of loss reinsurance program.

Net Premiums Earned
     Net premiums earned for the three months ended June 30, 2008 were $309.3 million compared to $133.0 million for the three months ended June 30, 2007, an increase of $176.3 million or 132.5%. The increase in net premiums earned was driven by $145.2 million resulting from the consolidation of Talbot and increased premiums earned at Validus Re which accounted for $31.1 million of the increase.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$149,431	48.3%	$97,762	73.5%	52.9%
Marine	86,794	28.1%	19,823	14.9%	337.8%
Specialty	73,073	23.6%	15,445	11.6%	373.1%

Total	$309,298	100.0%	$133,030	100.0%	132.5%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re net premiums earned for the three months ended June 30, 2008 were $164.1 million compared to $133.0 million for the three months ended June 30, 2007, an increase of $31.1 million or 23.4%.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$120,916	73.7%	$97,762	73.5%	23.7%
Marine	26,403	16.1%	19,823	14.9%	33.2%
Specialty	16,793	10.2%	15,445	11.6%	8.7%

Total	$164,112	100.0%	$133,030	100.0%	23.4%

     The increase in net premiums earned reflects the benefit of earning premiums on business written in 2007 and 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.
Talbot. Talbot net premiums earned for the three months ended June 30, 2008 were $145.2 million compared to $149.4 million for the three months ended June 30, 2007, a decrease of $4.2 million or 2.8%.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$28,515	19.6%	$35,905	24.0%	(20.6)%
Marine	60,391	41.6%	60,009	40.2%	0.6%
Specialty	56,280	38.8%	53,516	35.8%	5.2%

Total	$145,186	100.0%	$149,430	100.0%	(2.8)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.
     The reduction of $7.4 million on the property lines arises from the reduction in premiums written for the year as discussed above.

Losses and Loss Expenses
     Losses and loss expenses for the three months ended June 30, 2008 were $122.1 million compared to $42.7 million for the three months ended June 30, 2007, an increase of $79.4 million or 186.1%. $73.4 million of the increase is attributable to the consolidation of Talbot. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended June 30, 2008 and 2007 were 39.5% and 32.1%, respectively. Details of loss ratios by line of business are provided below.

	Three months ended	Three months ended	Percentage point
	June 30, 2008	June 30, 2007 (1)	change
Property	33.0%	37.6%	(4.6)
Marine	54.1%	17.8%	36.3
Specialty	35.3%	15.6%	19.7
All lines	39.5%	32.1%	7.4

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2008:

	Three months ended June 30, 2008
	Validus Re	Talbot	Eliminations	Total
		(Dollars in thousands)
Gross reserves at period beginning	$242,897	$738,839	$(4,500)	$977,236
Losses recoverable at period beginning	—	(123,075)	4,500	(118,575)

Net reserves at period beginning	242,897	615,764	—	858,661

Incurred losses — current year	49,157	84,034	—	133,191
Incurred losses — change in prior accident years	(480)	(10,622)	—	(11,102)

Incurred losses	48,677	73,412	—	122,089

Paid losses	(28,452)	(55,592)	—	(84,044)
Foreign exchange	—	153	—	153

Net reserves at period end	263,122	633,737	—	896,859
Losses recoverable at period end	4,517	133,050	(4,687)	132,880

Gross reserves at period end	$267,639	$766,787	$(4,687)	$1,029,739

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. The increase in losses and loss expenses reflects the consolidation of Talbot. The relative absence of major catastrophes in the second quarter of 2008 has contributed to the overall low level of losses experienced. Favorable loss development on prior years totaled $11.1 million. The $10.6 million favorable loss reserve development in the Talbot segment relates primarily to the 2006 and prior underwriting years as described below. Favorable loss reserve development benefitted the Company’s second quarter 2008 loss ratio by 3.6 percentage points.
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
     At June 30, 2008 and 2007, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended June 30, 2008.

	At June 30, 2008
			Total gross
			reserve for losses
	Gross case reserves	Gross IBNR	and loss expenses
	(Dollars in thousands)
Property	$207,805	$127,671	$335,476
Marine	259,447	200,091	459,538
Specialty	73,907	160,818	234,725

Total	$541,159	$488,580	$1,029,739

	At June 30, 2008
			Total net reserve
			for losses and
	Net case reserves	Net IBNR	loss expenses
	(Dollars in thousands)
Property	$204,360	$119,592	$323,952
Marine	179,958	183,045	363,003
Specialty	63,928	145,976	209,904

Total	$448,246	$448,613	$896,859

     Validus Re. Validus Re losses and loss expenses for the three months ended June 30, 2008 were $48.7 million compared to $42.7 million for the three months ended June 30, 2007, an increase of $6.0 million or 14.1%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 29.7% and 32.1% for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008, Validus Re’s property lines incurred $10.2 million of loss expense attributable to certain U.S. storm and flood loss events, which represented 6.2 percentage points of the segment loss ratio. During the three months ended June 30, 2007, Validus Re incurred $24.0 million of loss expense attributable to UK flood and Australian storm events, which represented 18.0 percentage points of the segment loss ratio. Details of loss ratios by line of business and period of incurrence are provided below.

	Three months ended June 30,		Percentage
	2008	2007	point change
Property — current year	29.0%	44.8%	(15.8)
Property — change in prior accident years	(3.0)%	(7.2)%	4.2

Property — loss ratio	26.0%	37.6%	(11.6)

Marine — current year	31.0%	28.8%	2.2
Marine — change in prior accident years	15.3%	(11.0)%	26.3

Marine — loss ratio	46.3%	17.8%	28.5

Specialty — current year	35.4%	17.3%	18.1
Specialty — change in prior accident years	(5.1)%	(1.7)%	(3.4)

Specialty — loss ratio	30.3%	15.6%	14.7

All lines — current year	30.0%	39.2%	(9.2)
All lines — change in prior accident years	(0.3)%	(7.1)%	6.8

All lines - loss ratio	29.7%	32.1%	(2.4)
     Validus Re paid losses of $28.5 million and $15.8 million for the three months ended June 30, 2008 and 2007, respectively. Validus Re experienced favorable development of $0.5 million and $9.5 million during the three month periods ended June 30, 2008 and 2007, respectively.
     During the three months ended June 30, 2008, Validus Re’s property lines incurred $10.2 million of loss expense attributable to certain U.S. storm and flood loss events, which represented 8.4 percentage points of the property lines loss ratio. During the three months ended June 30, 2007, Validus Re incurred $24.0 million of loss expense attributable to UK flood and Australian storm events, which represented 24.5 percentage points of the property lines loss ratio.

     The marine lines experienced adverse development in prior accident years loss ratio of $4.1 million, or 15.3 percentage points of the marine lines loss ratio, for the three months ended June 30, 2008. This was due primarily to $4.7 million of adverse development on a 2007 off-shore drilling loss.
     The specialty lines include $5.9 million related to current year losses. These were partially offset by $0.9 million of favorable development relating to prior accident years.
Talbot. Talbot losses and loss expenses for the three months ended June 30, 2008 were $73.4 million compared to $75.9 million for the three months ended June 30, 2007, a decrease of $2.5 million or 3.3%. The loss ratio was 50.6% and 50.8% for the three months ended June 30, 2008 and 2007, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Three months ended June 30		Percentage
	2008	2007	point change
Property — current year	61.8%	47.1%	14.7
Property — change in prior accident years	1.2%	0.0%	1.2

Property — loss ratio	63.0%	47.1%	15.9

Marine — current year	63.4%	57.2%	6.2
Marine — change in prior accident years	(5.9)%	0.0%	(5.9)

Marine — loss ratio	57.5%	57.2%	0.3

Specialty — current year	49.9%	46.1%	3.8
Specialty — change in prior accident years	(13.1)%	0.0%	(13.1)

Specialty — loss ratio	36.8%	46.1%	(9.3)

All lines — current year	57.9%	50.8%	7.1
All lines — change in prior accident years	(7.3)%	0.0%	(7.3)

All lines - loss ratio	50.6%	50.8%	(0.2)

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.
     The property lines include $17.7 million related to current year losses and $0.3 million of adverse development on prior accident year reserves. The loss ratio has increased as a result of the significant number of non-catastrophe events in the three months ended June 30, 2008 compared to the same period in 2007.
     The marine lines include $38.3 million related to current year marine losses. These were partially offset by $3.6 million of favorable development relating to prior accident years. The current year loss ratio has increased primarily due to increases in our initial expected loss ratios based on market and loss trends.
     The specialty lines include $28.1 million relating to current year losses offset by $7.4 million due to favorable development on prior accident year reserves; this reduction is mainly due to a reduction in the war line ratios due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended June 30, 2008 were $56.4 million compared to $17.8 million for the three months ended June 30, 2007, an increase of $38.6 million or 216.3%. Policy acquisition costs were higher due to $31.1 million resulting from the consolidation of Talbot and an increase at Validus Re which accounted for $7.5 million of the increase.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$24,623	43.6%	$13,874	77.8%	77.5%
Marine	16,464	29.2%	2,349	13.2%	600.9%
Specialty	15,332	27.2%	1,614	9.0%	849.9%

Total	$56,419	100.0%	$17,837	100.0%	216.3%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re policy acquisition costs for the three months ended June 30, 2008 were $25.3 million compared to $17.8 million for the three months ended June 30, 2007, an increase of $7.5 million or 41.9%.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$19,430	76.7%	$13,874	77.8%	40.0%
Marine	3,356	13.3%	2,349	13.2%	42.9%
Specialty	2,523	10.0%	1,614	9.0%	56.3%

Total	$25,309	100.0%	$17,837	100.0%	41.9%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums earned in the three months ended June 30, 2008 compared to the same period in 2007. Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2008 and 2007 were 15.4% and 13.4%, respectively. The policy acquisition ratio increased largely due to an increase in the policy acquisition ratio on property lines of 1.9 percentage points. A number of proportional property contracts that incepted during the six months ended June 30, 2007 that carry a high acquisition cost ratio are now at their peak earnings period. These contracts increase the acquisition cost ratio for the three months ended June 30, 2008.
Talbot. Talbot policy acquisition costs for the three months ended June 30, 2008 were $31.1 million compared to $31.4 million for the three months ended June 30, 2007, a decrease of $0.3 million or 0.9%.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$5,217	16.8%	$6,544	20.8%	(20.3)%
Marine	13,108	42.1%	13,102	41.7%	NM
Specialty	12,809	41.1%	11,772	37.5%	8.8%

Total	$31,134	100.0%	$31,418	100.0%	NM

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.
NM	Not Meaningful
     Policy acquisition costs as a percent of net premiums earned were 21.4% and 21.0%, respectively, for the three month periods ended June 30, 2008 and 2007. On a gross basis, policy acquisition costs as a percent of gross premiums earned were 18.8% and 18.3%, respectively, for the three month periods ended June 30, 2008 and 2007.

General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2008 were $33.9 million compared to $11.1 million for the three months ended June 30, 2007, an increase of $22.8 million or 205.3%. The increase is primarily a result of Talbot expenses of $19.8 million.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative	%
	Expenses	Expenses (%)	Expenses	Expenses (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$9,955	29.4%	$6,773	61.0%	47.0%
Talbot	19,787	58.3%	—	—	NM
Corporate & Eliminations	4,170	12.3%	4,334	39.0%	(3.8)%

Total	$33,912	100.0%	$11,107	100.0%	205.3%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful
     General and administrative expense ratios for the three month periods ended June 30, 2008 and 2007 were 13.3% and 9.8%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
	Expenses	Premiums	Expenses	Premiums
	(Dollars in thousands)		(Dollars in thousands)
General and Administrative	$33,912	10.9%	$11,107	8.3%
Share Compensation	7,271	2.4%	1,978	1.5%

Total	$41,183	13.3%	$13,085	9.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     General and administrative expenses of $33.9 million in the three months ended June 30, 2008 represents 10.9 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended June 30, 2008 were $10.0 million compared to $6.8 million for the three months ended June 30, 2007, an increase of $3.2 million or 47.0%. The increase in expenses reflects the increase in staff to 80 at June 30, 2008 from 52 at June 30, 2007. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. General and administrative expenses as a percent of net premiums earned for the three month periods ended June 30, 2008 and 2007 were 6.1% and 5.1%, respectively.
Talbot. Talbot general and administrative expenses were $19.8 million and $24.7 million for the three months ended June 30, 2008 and 2007. General and administrative expenses decreased primarily as a result of $4.5 million of Talbot Holdings Ltd stock option expenses incurred during the three months ended June 30, 2007 as a result of the exercise of Talbot stock options prior to the closing of the Talbot acquisition on July 2, 2007. This is offset by $1.0 million of intangible asset amortization related to the Company’s acquisition of Talbot. General and administrative expenses as a percent of net premiums earned were 13.6% and 16.5% for the three months ended June 30, 2008 and 2007.
Corporate & Eliminations. Corporate general and administrative expenses for the three months ended June 30, 2008 were $4.2 million compared to $4.3 million for the three months ended June 30, 2007. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the three months ended June 30, 2008 was $7.3 million compared to $2.0 million for the three months ended June 30, 2007, an increase of $5.3 million or 267.6%. The increase is a result of $2.6 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company and an increase of $3.3 million related to Corporate segment staff. This expense is non-cash and has no net effect on total shareholders’ equity, as it balanced by an increase in additional paid-in capital.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007 (1)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation	%
	Expense	Expense (%)	Expense	Expense (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$1,597	22.0%	$779	39.4%	105.0%
Talbot	1,126	15.5%	—	0.0%	NM
Corporate & Eliminations	4,548	62.5%	1,199	60.6%	279.3%

Total	$7,271	100.0%	$1,978	100.0%	267.6%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful
     Share compensation expense of $7.3 million in the three months ended June 30, 2008 represents 2.4 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the three months ended June 30, 2008 was $1.6 million compared to $0.8 million for the three months ended June 30, 2007, an increase of $0.8 million or 105.0%. Share compensation expense as a percent of net premiums earned for the three month periods ended June 30, 2008 and 2007 were 1.0% and 0.6%, respectively.
Talbot. Talbot share compensation expense for the three months ended June 30, 2008 was $1.1 million. Share compensation expense as a percent of net premiums earned for the three month period ended June 30, 2008 was 0.8%. There was no share compensation cost incurred during the three months ended June 30, 2007 as restricted shares were first awarded in the third quarter of 2007.
Corporate & Eliminations. Corporate share compensation expense for the three months ended June 30, 2008 was $4.5 million compared to $1.2 million for the three months ended June 30, 2007, an increase of $3.3 million or 279.3%. The increase is primarily a result of $2.6 million in respect of the Employee Seller shares issued to Talbot employees as part of the acquisition of Talbot by the Company.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2008 and 2007.

	Three months ended	Three months ended	Percentage
	June 30, 2008	June 30, 2007 (1)	point change
Losses and loss expenses ratio	39.5%	32.1%	7.4
Policy acquisition cost ratio	18.2%	13.4%	4.8
General and administrative expense ratio(2)	13.3%	9.8%	3.5

Expense ratio	31.5%	23.2%	8.3

Combined ratio	71.0%	55.3%	15.7

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(2)	Includes general and administrative expense and share compensation expense.

	Three months ended	Three months ended	Percentage
Validus Re	June 30, 2008	June 30, 2007	point change
Losses and loss expenses ratio	29.7%	32.1%	(2.4)
Policy acquisition cost ratio	15.4%	13.4%	2.0
General and administrative expense ratio	7.0%	5.7%	1.3

Expense ratio	22.4%	19.1%	3.4

Combined ratio	52.1%	51.2%	0.9

	Three months ended	Three months ended	Percentage
Talbot	June 30, 2008	June 30, 2007(1)	point change
Losses and loss expenses ratio	50.6%	50.8%	(0.2)
Policy acquisition cost ratio	21.4%	21.0%	0.4
General and administrative expense ratio	14.4%	16.5%	(2.1)

Expense ratio	35.8%	37.5%	(1.7)

Combined ratio	86.4%	88.3%	(1.9)

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.
Underwriting Income
     Underwriting income for the three months ended June 30, 2008 was $89.6 million compared to $59.4 million for the three months ended June 30, 2007, an increase of $30.2 million or 50.8%.

	Three months ended	% of Sub	Three months ended	% of Sub
	June 30, 2008	total	June 30, 2007	total	% Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$78,574	79.9%	$64,966	100.0%	20.9%
Talbot	19,727	20.1%	—	0.0%	NM

Sub total	98,301	100.0%	64,966	100.0%	51.3%

Corporate & Eliminations	(8,694)		(5,533)		(57.1)%

Total	$89,607		$59,433		50.8%

NM	Not meaningful
     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), other income, finance expenses, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments, and foreign exchange gains (losses).

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Underwriting income	$89,607	$59,433
Net investment income	36,435	19,742
Other income	1,462	—
Finance expenses	(12,762)	(4,003)
Realized gain on repurchase of debentures	8,752	—
Net realized (losses) gains on investments	(2,425)	(232)
Net unrealized gains (losses) on investments	(42,982)	(6,189)
Foreign exchange gains (losses)	911	2,003

Net income before taxes	$78,998	$70,754

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
     Underwriting income should not be viewed as a substitute for U.S. GAAP net income as there are inherent material limitations associated with the use of underwriting income as compared to using net income, which is the most directly comparable U.S. GAAP financial measure. The most significant limitation is the ability of users of the financial information to make comparable assessments of underwriting income with other companies, particularly as underwriting income may be defined or calculated differently by other companies. Therefore, the Company provides more prominence in this filing to the use of the most comparable U.S. GAAP financial measure, net income, which includes the reconciling items in the table above. The Company compensates for these limitations by providing disclosure of net income and reconciliation of underwriting income to net income.
Net Investment Income
     Net investment income for the three months ended June 30, 2008 was $36.4 million compared to $19.7 million for the three months ended June 30, 2007, an increase of $16.7 million or 84.6%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot investment portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended June 30, 2008 and 2007 is as presented below.

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$34,519	$19,027	81.4%
Securities lending income	455	8	NM
Cash and cash equivalents	2,378	1,252	89.9%

Total investment income	37,352	20,287	84.1%
Investment expenses	(917)	(545)	68.3%

Net investment income	$36,435	$19,742	84.6%

NM	Not Meaningful
     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three month periods ended June 30, 2008 and June 30, 2007 were $0.5 million and $0.4 million, respectively. Investment management fees earned by GSAM for the three month periods ended June 30, 2008 and June 30, 2007 were $0.4 million and $0.2 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 4.5% and 4.7% for the three months ended June 30, 2008 and 2007, respectively, and the average duration at June 30, 2008 was 2.3 years (December 31, 2007 — 2.0 years).
Finance Expenses
     Finance expenses for the three months ended June 30, 2008 were $12.8 million compared to $4.0 million for the three months ended June 30, 2007, an increase of $8.8 million or 218.8%. The higher finance expenses in 2008 were primarily attributable to the following:
•	Increased interest of $3.3 million on the 8.480% Junior Subordinated Deferrable Debentures; and
•	$5.4 million of FAL finance expense resulting from the consolidation of Talbot.
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007	% Change
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	NM
8.480% Junior Subordinated Deferrable Debentures	3,650	318	1047.8%
Credit facilities	123	96	28.1%
Talbot FAL facilities	62	—	NM
Talbot other interest	(19)	—	NM
Talbot third party FAL facility	5,357	—	NM

	$12,762	$4,003	218.8%

NM	Not Meaningful
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
     For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However, some of these costs are fixed. Further, the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year.
     The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three months ended June 30
Underwriting Year of			Total Syndicate		FAL Finance Charges as % of
Account	FAL Finance Charges		Profit		Total Syndicate Profit
	2008	2007 (1)	2008	2007 (1)	2008	2007 (1)
	(Dollars in thousands)
2005 (2)	$—	$77	$—	$6,707	NM	1.1%
2006 (2)	1,129	7,077	3,384	20,434	33.4%	34.6%
2007	4,228	387	14,120	4,586	29.9%	8.4%
2008	—	—	(5,128)	—	NM	NM

Total	$5,357	$7,541	$12,376	$31,727	43.3%	23.8%

Percentage excluding years in deficit					30.6%	23.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.

(2)	The earliest year of account includes the run-off of prior (closed) years of account.

NM	Not meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. Both the 2005 and 2007 years of account in cumulative loss positions at June 30, 2007 and so provisions for only fixed elements of FAL finance charges were made.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Three months ended June 30
	2008	2007 (1)
	(Dollars in thousands)
Total syndicate profit	$12,376	$31,727
FAL Finance expenses	(5,357)	(7,541)
Managing agent’s fee (2)	2,414	2,523
Managing agent’s profit commission (3)	3,068	3,536
Investment income (4)	2,589	3,291
Other segment operating expenses, net (5)	(2,194)	(10,860)
Company share compensation	(1,114)	—
Intangible amortization	(1,041)	—
Income tax expense	(3,057)	(189)

Talbot segment net income	$7,684	$22,487

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the three months ended June 30, 2007 for comparative purposes only.

(2)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(4)	On FAL and on non-syndicate cash balances.

(5)	Includes Talbot Holdings Ltd share option expenses.
Net Realized Gains (Losses) on Investments
     Net realized losses on investments for the three months ended June 30, 2008 were $(2.4) million compared to losses of $(0.2) million for the three months ended June 30, 2007. Net realized gains resulted from the sale of fixed maturity investments.
Net Unrealized Gains (Losses) on Investments
     Net unrealized losses on investments for the three months ended June 30, 2008 were $(43.0) million compared to $(6.2) million for the three months ended June 30, 2007. The net unrealized losses in the three months ended June 30, 2008 resulted primarily from market value declines due to interest rate movements.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended June 30, 2008 and 2007, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007.
Realized gain on repurchase of debentures
     On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.6 million plus accrued and unpaid interest of $0.5 million. The repurchase resulted in the recognition of a realized gain of $8.8 million for the three and six months ended June 30, 2008.
Foreign Exchange Gains
     Foreign exchange gains for the three months ended June 30, 2008 were $0.9 million compared to $2.0 million for the three months ended June 30, 2007, a decrease of $1.1 million. Foreign exchange gains resulted from the effect of the fluctuation in foreign currency exchange rates on liabilities denominated in foreign currencies. The foreign exchange gains during the three months ended June 30, 2008 were a result of the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future. At June 30, 2008, $266.4 million, or 9.7%, of our investments and $217.7 million, or 24.2%, of our net reserves for losses and loss expenses were in foreign currencies.

     The following table presents results of operations for the three and six months ended June 30, 2008 and 2007 and the pro forma results of operations for the three and six months ended June 30, 2007:

	Three months			Six months
	ended	Three months ended		ended	Six months ended
	June 30, 2008	June 30, 2007		June 30, 2008	June 30, 2007
	Actual	Actual	Pro Forma (1)	Actual	Actual	Pro Forma (1)
	(Dollars in thousands)			(Dollars in thousands)
Gross premiums written	$379,919	$174,300	$377,169	$901,513	$552,370	$941,681
Reinsurance premiums ceded	(1,399)	(26,780)	(29,329)	(86,299)	(57,738)	(134,361)

Net premiums written	378,520	147,520	347,840	815,214	494,632	807,320
Change in unearned premiums	(69,222)	(14,490)	(65,380)	(214,052)	(250,110)	(277,963)

Net premiums earned	309,298	133,030	282,460	601,162	244,522	529,357

Losses and loss expenses	122,089	42,675	118,163	262,113	89,162	232,377
Policy acquisition costs	56,419	17,837	49,255	113,120	30,056	91,521
General and administrative expenses	33,912	11,107	35,431	71,019	22,334	65,891
Share compensation expense	7,271	1,978	1,947	13,806	3,923	6,257

Total underwriting expenses	219,691	73,597	204,796	460,058	145,475	396,046

Underwriting income (2)	89,607	59,433	77,664	141,104	99,047	133,311
Net investment income	36,435	19,742	29,920	72,478	38,239	58,120
Other income	1,462	—	1,222	2,397	—	2,165
Finance expenses	(12,762)	(4,003)	(15,903)	(34,279)	(8,444)	(34,336)

Operating income before taxes	114,742	75,172	92,903	181,700	128,842	159,260

Taxes	3,077	—	570	4,506	—	1,236

Operating income after tax	111,665	75,172	92,333	177,194	128,842	158,024

Net realized gains (losses) on investments	(2,425)	(232)	(140)	5,319	(186)	(1,416)
Net unrealized losses on investments	(42,982)	(6,189)	(6,189)	(57,959)	(4,546)	(4,546)
Realized gain on repurchase of debentures	8,752	—	—	8,752	—	—
Foreign exchange gains (losses)	911	2,003	3,354	9,090	3,392	4,575

Net income after taxes	$75,921	$70,754	$89,358	$142,396	$127,502	$156,637

Comprehensive income
Foreign currency translation Adjustments	10	—	—	77	—	—

Comprehensive income	$75,931	$70,754	$89,358	$142,473	$127,502	$156,637

Selected ratios
Net premiums written/ Gross premiums written	99.6%	84.6%	92.2%	90.4%	89.5%	85.7%
Losses and loss expenses ratio	39.5%	32.1%	41.8%	43.6%	36.5%	43.9%
Policy acquisition cost ratio	18.2%	13.4%	17.4%	18.8%	12.3%	17.3%
General and administrative expense ratio	13.3%	9.8%	13.2%	14.1%	10.7%	13.6%

Expense ratio	31.5%	23.2%	30.6%	32.9%	23.0%	30.9%

Combined ratio	71.0%	55.3%	72.4%	76.5%	59.5%	74.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pro forma results of operations including Talbot are presented for the three and six months ended June 30, 2007 for comparative purposes only.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007 (1)	June 30, 2008	June 30, 2007 (1)
	(Dollars in thousands)		(Dollars in thousands)
VALIDUS RE
Gross premiums written	$187,820	$174,300	$518,869	$552,370
Reinsurance premiums ceded	(1,208)	(26,780)	(24,951)	(57,738)

Net premiums written	186,612	147,520	493,918	494,632
Change in unearned premiums	(22,500)	(14,490)	(186,151)	(250,110)

Net premiums earned	164,112	133,030	307,767	244,522

Losses and loss expenses	48,677	42,675	107,591	89,162
Policy acquisition costs	25,309	17,837	45,712	30,056
General and administrative expenses	9,955	6,773	19,334	14,065
Share compensation expense	1,597	779	2,823	1,544

Total underwriting expenses	85,538	68,064	175,460	134,827

Underwriting income (2)	78,574	64,966	132,307	109,695

TALBOT
Gross premiums written	$197,235	$—	$399,028	$—
Reinsurance premiums ceded	(5,327)	—	(77,732)	—

Net premiums written	191,908	—	321,296	—
Change in unearned premiums	(46,722)	—	(27,901)	—

Net premiums earned	145,186	—	293,395	—

Losses and loss expenses	73,412	—	154,522	—
Policy acquisition costs	31,134	—	67,432	—
General and administrative expenses	19,787	—	40,710	—
Share compensation expense	1,126	—	2,102	—

Total underwriting expenses	125,459	—	264,766	—

Underwriting income (2)	19,727	—	28,629	—

CORPORATE & ELIMINATIONS
Gross premiums written	$(5,136)	$—	$(16,384)	$—
Reinsurance premiums ceded	5,136	—	16,384	—

Net premiums written	—	—	—	—
Policy acquisition costs	(24)	—	(24)	—
General and administrative expenses	4,170	4,334	10,975	8,269
Share compensation	4,548	1,199	8,881	2,379

Total underwriting expenses	8,694	5,533	19,832	10,648

Underwriting income (loss) (2)	(8,694)	(5,533)	(19,832)	(10,648)

Total underwriting income (2)	$89,607	$59,433	$141,104	$99,047

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Net income for the six months ended June 30, 2008 was $142.4 million compared to $127.5 million for the six months ended June 30, 2007, an increase of $14.9 million or 11.7%. The primary factors driving the increase in net income were:
•	Underwriting income increased in the period by $42.1 million primarily due to the consolidation of Talbot, and increased underwriting income at Validus Re offset by high levels of risk loss activity;
•	Increased Validus Re underwriting income of $22.6 million or 20.6% as a result of net premiums earned which increased by $63.2 million or 25.9% compared to the same period in 2007, offset by increased losses as discussed below;
•	Increased net investment income of $34.2 million or 89.5% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio; and
•	An increase in foreign exchange gains of $5.7 million.
     The increases above were partially offset by the following factors:
•	Increased net realized and unrealized losses on investments of $47.9 million; and
•	Increased finance expenses of $25.8 million, resulting primarily from an increase of $7.7 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures and $18.5 million of Talbot Funds at Lloyd’s (“FAL”) finance expense.
     The increase in net income for the six months ended June 30, 2008 of $14.9 million is attributable to:

	Six months ended June 30, 2008
	Increase (decrease) over the six months ended June 30, 2007
			Corporate
			and other
			reconciling
	Validus Re	Talbot (1)	items	Total
	(Dollars in thousands)
Underwriting income	$22,612	$28,629	$(9,184)	$42,057
Net investment income	12,516	22,708	(985)	34,239
Other income	24	2,397	(24)	2,397
Finance expenses	526	(18,620)	(7,741)	(25,835)

	35,678	35,114	(17,934)	52,858
Taxes	(48)	(4,458)	—	(4,506)

	35,630	30,656	(17,934)	48,352

Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized gains (losses) on investments	(997)	6,502	—	5,505
Net unrealized gains (losses) on investments	(38,125)	(15,288)	—	(53,413)
Foreign exchange gains	3,880	1,818	—	5,698

Net income (loss)	$388	$23,688	$(9,182)	$14,894

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Gross Premiums Written
     Gross premiums written for the six months ended June 30, 2008 were $901.5 million compared to $552.4 million for the six months ended June 30, 2007, an increase of $349.1 million or 63.2%. The increase in gross premiums written was driven primarily by the addition of Talbot which contributed $399.0 million. The increase from Talbot was partially offset by decreases in Validus Re’s property and marine lines of $21.1 and $17.5 million, respectively, as discussed below.
     Details of gross premiums written by line of business are provided below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$454,146	50.4%	$395,471	71.6%	14.8%
Marine	252,583	28.0%	110,297	20.0%	129.0%
Specialty	194,784	21.6%	46,602	8.4%	318.0%

Total	$901,513	100.0%	$552,370	100.0%	63.2%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re gross premiums written for the six months ended June 30, 2008 were $518.9 million compared to $552.4 million for the six months ended June 30, 2007, a decrease of $33.5 million or 6.1%. Details of Validus Re gross premiums written by line of business are provided below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
	Gross premiums	Gross premiums	Gross premiums	Gross premium
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$374,418	72.1%	$395,471	71.6%	(5.3)%
Marine	92,791	17.9%	110,297	20.0%	(15.9)%
Specialty	51,660	10.0%	46,602	8.4%	10.9%

Total	$518,869	100.0%	$$552,370	100.0%	(6.1)%

     The decrease in Validus Re gross premiums written was driven by decreases in the property and marine lines of $21.1 million and $17.5 million, respectively. The decrease in property lines was due primarily to the nonrenewal of a proportional global onshore energy contract recorded in January 2007 at $49.0 million. Offsetting this decrease, were a $14.2 million proportional global onshore energy contract during the three months ended March 31, 2008 and the increases as discussed in the analysis of gross premiums written for the three months ended June 30, 2008. The decrease in marine lines was due to the nonrenewal of various contracts where unfavorable changes in risk adjusted pricing exceeded Validus Re’s thresholds. The decreases in property and marine lines were partially offset by the specialty lines which accounted for an increase of $5.1 million in gross premiums written.
Talbot. In the six months ended June 30, 2008, Talbot gross premiums written were $399.0 million compared to $401.2 million for the six months ended June 30, 2007, a decrease of $2.2 million or 0.5%. Details of gross premiums written by line of business are provided below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$87,790	22.0%	$101,266	25.2%	(13.3)%
Marine	164,101	41.1%	149,976	37.4%	9.4%
Specialty	147,137	36.9%	149,944	37.4%	(1.9)%

Total	$399,028	100.0%	$401,186	100.0%	(0.5)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.
     The decrease was due primarily to a decrease in gross premiums written on the property lines of $13.5 million. This results from reductions in gross premiums written due to difficult trading conditions, some of which were anticipated in the syndicate’s business plan. The increase in the marine lines of $14.1 million is primarily due to increases in hull and cargo, and marine treaty, offset by reductions in energy.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the six months ended June 30, 2008 were $86.3 million compared to $57.7 million for the six months ended June 30, 2007, an increase of $28.6 million or 49.5%. The increase in reinsurance premiums ceded was due primarily to the addition of Talbot which contributed $77.7 million. The increase from Talbot was partially offset by an inter-segmental elimination of $16.4 million and a $32.8 million decrease in Validus Re reinsurance premiums ceded, as discussed below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$19,897	23.0%	$23,674	41.0%	(16.0)%
Marine	31,639	36.7%	32,639	56.5%	(3.1)%
Specialty	34,763	40.3%	1,425	2.5%	NM

Total	$86,299	100.0%	$57,738	100.0%	49.5%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not Meaningful
Validus Re. Validus Re reinsurance premiums ceded for the six months ended June 30, 2008 were $25.0 million compared to $57.7 million for the six months ended June 30, 2007, a decrease of $32.8 million or 56.8%.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$4,893	19.6%	$23,674	41.0%	(79.3)%
Marine	19,655	78.8%	32,639	56.5%	(39.8)%
Specialty	403	1.6%	1,425	2.5%	(71.7)%

Total	$24,951	100.0%	$57,738	100.0%	(56.8)%

     The decrease in Validus Re reinsurance premiums ceded was due to a decrease in the property and marine lines of $18.8 million and $13.0 million or 79.3% and 39.8%, respectively. These decreases were due to $45.9 million premiums ceded to Petrel Re during the six months ended June 30, 2007 under an agreement which was not renewed for 2008. Offsetting the decrease was premium ceded of $14.6 related to a collateralized quota share contract.

     Effective July 1, 2008, Validus Re purchased $87.5 million of retrocessional coverage via an ultimate net loss agreement.
Talbot. Talbot reinsurance premiums ceded for the six months ended June 30, 2008 were $77.7 million compared to $88.5 million for the six months ended June 30, 2007, a decrease of $10.8 million or 12.2%.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007(1)
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$23,066	29.6%	$23,417	26.5%	(1.5)%
Marine	16,293	21.0%	19,961	22.5%	(18.4)%
Specialty	38,373	49.4%	45,120	51.0%	(15.0)%

Total	$77,732	100.0%	$88,498	100.0%	(12.2)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.
     The structure of the 2008 reinsurance program changed from the 2007 program as less excess of loss cover has been purchased at lower levels, resulting in increased retention. The reduction has been partly offset by increased premiums ceded as a result of a new surplus treaty and a new quota share contract with Validus Re.
Net Premiums Written
     Net premiums written for the six months ended June 30, 2008 were $815.2 million compared to $494.6 million for the six months ended June 30, 2007, a decrease of $320.6 million or 64.8%. Details of net premiums written by line of business are provided below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$434,249	53.3%	$371,797	75.2%	16.8%
Marine	220,944	27.1%	77,658	15.7%	184.5%
Specialty	160,021	19.6%	45,177	9.1%	254.2%

Total	$815,214	100.0%	$494,632	100.0%	64.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     The increase in net premiums written was driven primarily by $321.3 million resulting from the consolidation of Talbot.
Validus Re. Validus Re net premiums written for the six months ended June 30, 2008 were $493.9 million compared to $494.6 million for the six months ended June 30, 2007, a decrease of $0.7 million or 0.1%. Details of net premiums written by line of business are provided below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$369,525	74.8%	$371,797	75.2%	(0.6)%
Marine	73,136	14.8%	77,658	15.7%	(5.8)%
Specialty	51,257	10.4%	45,177	9.1%	13.5%

Total	$493,918	100.0%	$494,632	100.0%	(0.1)%

     The ratio of net premiums written to gross premiums written were 95.2% and 89.5% for the six month periods ended June 30, 2008 and 2007, respectively. The increase in the ratio is attributable to reduced reinsurance premiums ceded in the six months ended June 30, 2008, principally due to the expiration of the Petcel Re collateralized quota share agreement.
Talbot. Talbot net premiums written for the six months ended June 30, 2008 were $321.3 million compared to $312.7 million for the six months ended June 30, 2007, an increase of $8.6 million or 2.8%. Details of net premiums written by line of business are provided below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007(1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$64,724	20.1%	$77,849	24.9%	(16.9)%
Marine	147,808	46.0%	130,015	41.6%	13.7%
Specialty	108,764	33.9%	104,824	33.5%	3.8%

Total	$321,296	100.0%	$312,688	100.0%	2.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.
     The increase in net premiums written was driven mainly by the reduction in premiums ceded. The ratio of net premiums written to gross premiums written for the six month periods ended June 30, 2008 and 2007 was 80.5% and 77.9%, respectively. The increase in the ratio of net premiums written to gross premiums written is due to the decrease in Talbot’s reinsurance purchasing as described above.
Change in Unearned Premiums
     Change in unearned premiums for the six months ended June 30, 2008 was $214.1 million compared to $250.1 million for the six months ended June 30, 2007, a decrease of $36.1 million or 14.4%.
Validus Re. Validus Re’s change in unearned premiums for the six months ended June 30, 2008 was $186.2 million compared to $250.1 million for the six months ended June 30, 2007, a decrease of $64.0 million or 25.6%.
Talbot. The Talbot change in unearned premiums for the six months ended June 30, 2008 was $27.9 million compared to $27.9 million for the six months ended June 30, 2007.

	Six months ended	Six months ended
	June 30,	June 30,
	2008	2007(1)	% Change
	(Dollars in thousands)
Change in gross unearned premiums	$62,051	$69,883	11.2%
Change in prepaid reinsurance premiums	(34,150)	(42,029)	(18.7)%

Net change in unearned premiums	$27,901	$27,854	(0.2)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.
     The increase in unearned premiums comprises $7.8 million of gross unearned premiums difference less $7.9 million prepaid reinsurance premiums. The gross difference arises from the lower premium income written, together with a marginally lower earnings pattern compared to last year. In respect of reinsurance, this arises from the lower cost of the 2008 reinsurance program.

Net Premiums Earned
     Net premiums earned for the six months ended June 30, 2008 were $601.2 million compared to $244.5 million for the six months ended June 30, 2007, an increase of $356.6 million or 145.9%. The increase in net premiums earned was driven by $293.4 million resulting from the consolidation of Talbot and increased premiums earned at Validus Re which accounted for $63.2 million of the increase.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$287,626	47.8%	$182,915	74.8%	57.2%
Marine	173,000	28.8%	34,934	14.3%	395.2%
Specialty	140,536	23.4%	26,673	10.9%	426.9%

Total	$601,162	100.0%	$244,522	100.0%	145.9%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re net premiums earned for the six months ended June 30, 2008 were $307.8 million compared to $244.5 million for the six months ended June 30, 2007, an increase of $63.2 million or 25.9%.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$228,719	74.3%	$182,915	74.8%	25.0%
Marine	45,129	14.7%	34,934	14.3%	29.2%
Specialty	33,919	11.0%	26,673	10.9%	27.2%

Total	$307,767	100.0%	$244,522	100.0%	25.9%

     The increase in net premiums earned reflects the benefit of earning premiums on business written in 2007 and 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.
Talbot. Talbot net premiums earned for the six months ended June 30, 2008 were $293.4 million compared to $284.8 million for the six months ended June 30, 2007, an increase of $8.6 million or 3.0%.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$58,907	20.1%	$69,582	24.4%	(15.3)%
Marine	127,871	43.6%	114,530	40.2%	11.6%
Specialty	106,617	36.3%	100,722	35.4%	5.9%

Total	$293,395	100.0%	$284,834	100.0%	3.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.
     The increase in net earned premiums is largely due to the reduction in reinsurance costs offset by reduced property gross premiums written.

Losses and Loss Expenses
     Losses and loss expenses for the six months ended June 30, 2008 were $262.1 million compared to $89.2 million for the six months ended June 30, 2007, an increase of $173.0 million or 194.0%. The consolidation of Talbot accounts for $154.5 million of the increase. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, for the six months ended June 30, 2008 and 2007 was 43.6% and 36.5%, respectively. Details of loss ratios by line of business are provided below.

	Six months ended	Six months ended	Percentage point
	June 30, 2008	June 30, 2007 (1)	change
Property	37.5%	36.4%	1.1
Marine	60.5%	32.5%	28.0
Specialty	35.3%	41.8%	(6.5)
All lines	43.6%	36.5%	7.1

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2008:

	Six months ended June 30, 2008
	Validus Re	Talbot	Eliminations	Total
		(Dollars in thousands)
Gross reserves at period beginning	$196,814	$729,303	$—	$926,117
Losses recoverable at period beginning	—	(134,404)	—	(134,404)

Net reserves at period beginning	196,814	594,899	—	791,713

Incurred losses — current year	113,012	172,988	—	286,000
Incurred losses — change in prior accident years	(5,420)	(18,467)	—	(23,887)

Incurred losses	107,592	154,521	—	262,113

Paid losses	(41,284)	(115,068)	—	(156,352)
Foreign exchange	—	(615)	—	(615)

Net reserves at period end	263,122	633,737	—	896,859
Losses recoverable at period end	4,517	133,050	(4,687)	132,880

Gross reserves at period end	$267,639	$766,787	$(4,687)	$1,029,739

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. The increase in loss and loss expenses reflects the consolidation of Talbot. The relative absence of major catastrophes in 2006, 2007 and the first six months of 2008 has contributed to the overall low level of losses experienced. Favorable loss development on prior years totaled $23.9 million. The $18.5 million favorable loss reserve development in the Talbot segment relates primarily to the 2006 and prior underwriting years as described below. The $5.4 million favorable loss reserve development in the Validus Re segment relates primarily to the property lines. Favorable loss reserve development benefitted the Company’s second quarter 2008 loss ratio by 4.0 percentage points.
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
     At June 30, 2008 and June 30, 2007, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the six months ended June 30, 2008.

	At June 30, 2008
			Total gross
			reserve for losses
	Gross case reserves	Gross IBNR	and loss expenses
	(Dollars in thousands)
Property	$207,805	$127,817	$335,622
Marine	259,447	199,959	459,406
Specialty	73,907	160,804	234,711

Total	$541,159	$488,580	$1,029,739

	At June 30, 2008
			Total net reserve
			for losses and
	Net case reserves	Net IBNR	loss expenses
	(Dollars in thousands)
Property	$204,360	$119,592	$323,952
Marine	179,958	183,045	363,003
Specialty	63,928	145,976	209,904

Total	$448,246	$448,613	$896,859

     Validus Re. Validus Re losses and loss expenses for the six months ended June 30, 2008 were $107.6 million compared to $89.2 million for the six months ended June 30, 2007, an increase of $18.4 million or 20.7%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, for the six months ended June 30, 2008 and 2007 was 35.0% and 36.5%, respectively. During the six months ended June 30, 2008, Validus Re’s property lines incurred 10.5 percentage points of the segment loss ratio, attributable to separately identified losses disclosed in Item 2 of the Quarterly Report on Form 10-Q for the three months ended March 31, 2008, and $10.2 million of loss expense, or 3.3 percentage points of the segment loss ratio, attributable to certain U.S. storm and flood losses. During the six months ended June 30, 2007, Validus Re’s property lines incurred $24.0 million of loss expense, or 9.8 percentage points of the segment loss ratio, attributable to Australian windstorms and flooding in parts of northern England; and $15.5 million of loss expense, or 6.3 percentage points of the segment loss ratio, attributable to windstorm Kyrill. Details of loss ratios by line of business and period of incurrence are provided below.

	Six months ended June 30
			Percentage
	2008	2007	point change
Property — current year	35.9%	42.1%	(6.2)
Property — change in prior accident years	(3.5)%	(5.7)%	2.2

Property — loss ratio	32.4%	36.4%	(4.0)

Marine — current year	39.2%	38.6%	0.6
Marine — change in prior accident years	6.4%	(6.1)%	12.5

Marine — loss ratio	45.6%	32.5%	13.1

Specialty — current year	39.0%	42.8%	(3.8)
Specialty — change in prior accident years	(1.1)%	(1.0)%	(0.1)

Specialty — loss ratio	37.9%	41.8%	(3.9)

All lines — current year	36.8%	41.7%	(4.9)
All lines — change in prior accident years	(1.8)%	(5.2)%	3.4

All lines — loss ratio	35.0%	36.5%	(1.5)
     Validus Re paid losses of $41.3 million and $28.6 million for the six months ended June 30, 2008 and 2007, respectively. Validus Re experienced favorable development of $5.4 million and $12.8 million during the six month periods ended June 30, 2008 and 2007, respectively.
     During the six months ended June 30, 2008, Validus Re’s property lines incurred 14.1 percentage points of the property lines loss ratio, attributable to separately identified losses disclosed in Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008; and $10.2 million, or 4.4 percentage points of the property lines loss ratio, attributable to certain U.S. storm and flood losses.

The property lines also experienced favorable development of $7.9 million, or 3.5 percentage points of the property lines loss ratio, due to favorable development on the 2007 UK flood and Australian storm losses. During the six months ended June 30, 2007, Validus Re’s property lines incurred $24.0 million of loss expense, or 13.1 percentage points of the property lines loss ratio, attributable to Australian windstorms and flooding in parts of northern England; and $15.5 million of loss expense, or 8.5 percentage points of the property lines loss ratio, attributable to windstorm Kyrill.
     The marine lines experienced adverse development of $2.9 million of loss expense, or 6.4 percentage points of the marine lines loss ratio, due primarily to development on a 2007 off-shore drilling loss.
Talbot. Talbot losses and loss expenses for the six months ended June 30, 2008 were $154.5 million compared to $144.1 million for the six months ended June 30, 2007, an increase of $10.4 million or 7.2%. The loss ratio for the six months ended June 30, 2008 and 2007 was 52.7% and 50.6%, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Six months ended June 30		Percentage
	2008	2007	point change
Property — current year	67.8%	46.5%	21.3
Property — change in prior accident years	(11.0)%	0.0%	(11.0)

Property — loss ratio	56.8%	46.5%	10.3

Marine — current year	61.9%	57.4%	4.5
Marine — change in prior accident years	4.0%	0.0%	4.0

Marine — loss ratio	65.9%	57.4%	8.5

Specialty — current year	50.6%	45.7%	4.9
Specialty — change in prior accident years	(16.1)%	0.0%	(16.1)

Specialty — loss ratio	34.5%	45.7%	(11.2)

All lines — current year	59.0%	50.6%	8.4
All lines — change in prior accident years	(6.3)%	0.0%	(6.3)

All lines — loss ratio	52.7%	50.6%	2.1

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.
     The property lines include $40.0 million related to current year event losses and $6.5 million of favorable development on prior accident year reserves. The loss ratio has increased as a result of the significant number of non-catastrophe events in the six months ended June 30, 2008 compared to the same period in 2007.
     The marine lines include $79.1 million related to current year losses and $5.2 million relating to prior accident years. Increases in the current year and prior year loss ratios are attributable to a high number of attritional and large energy losses.
     The specialty lines include $53.9 million relating to current year losses offset by $17.1 million due to favorable development on prior accident year reserves. The increase in the current year loss ratio is due to several losses on the financial institutions line. The business written in the six months to June 30, 2008 also includes a higher proportion of business for which there are higher loss reserves applied. The reduction in the prior accident year ratio is due mainly to a reduction in the war line ratios due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line.

Policy Acquisition Costs
     Policy acquisition costs for the six months ended June 30, 2008 were $113.1 million compared to $30.1 million for the six months ended June 30, 2007, an increase of $83.1 million or 276.4%. Policy acquisition costs were higher due to $67.4 million resulting from the consolidation of Talbot and an increase at Validus Re which accounted for $15.7 million of the increase.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
		Policy	Policy	Policy
	Policy Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$46,958	41.5%	$23,449	78.0%	100.3%
Marine	35,145	31.1%	3,470	11.6%	912.8%
Specialty	31,017	27.4%	3,137	10.4%	888.7%

Total	$113,120	100.0%	$30,056	100.0%	276.4%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re policy acquisition costs for the six months ended June 30, 2008 were $45.7 million compared to $30.1 million for the six months ended June 30, 2007, an increase of $15.7 million or 52.1%.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$35,410	77.5%	$23,449	78.0%	51.0%
Marine	5,506	12.0%	3,470	11.6%	58.7%
Specialty	4,796	10.5%	3,137	10.4%	52.9%

Total	$45,712	100.0%	$30,056	100.0%	52.1%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums earned in the six months ended June 30, 2008 compared to the same period in 2007. Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2008 and 2007 were 14.9% and 12.3%, respectively. The policy acquisition ratio increased largely due to an increase in the policy acquisition ratio on property lines of 2.7 percentage points. A number of proportional property contracts that incepted during the six months ended June 30, 2007 that carry a high acquisition cost ratio are now at their peak earnings period. These contracts increase the acquisition cost ratio for the six months ended June 30, 2008.
Talbot. Talbot policy acquisition costs for the six months ended June 30, 2008 were $67.4 million compared to $61.4 million for the six months ended June 30, 2007, an increase of $6.0 million or 9.7%.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$11,572	17.2%	$12,831	20.9%	(9.8)%
Marine	29,639	43.9%	25,405	41.3%	16.7%
Specialty	26,221	38.9%	23,229	37.8%	12.9%

Total	$67,432	100.0%	$61,465	100.0%	9.7%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.

     Policy acquisition costs as a percent of net premiums earned were 23.0% and 21.6%, respectively, for the six month periods ended June 30, 2008 and 2007. On a gross basis, policy acquisition costs as a percent of gross earned premiums were 20.0% and 18.6%, respectively, for the six month periods ended June 30, 2008 and 2007. This increase is due to higher brokerage rates on the Bloodstock and Accident and Health accounts within the Specialty class of business.
General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2008 were $71.0 million compared to $22.3 million for the six months ended June 30, 2007, an increase of $48.7 million or 218.0%. The increase is primarily a result of Talbot expenses of $40.7 million.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative	%
	Expenses	Expenses (%)	Expenses	Expenses (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$19,334	27.2%	$14,065	63.0%	37.5%
Talbot	40,710	57.3%	—	0.0%	NM
Corporate & Eliminations	10,975	15.5%	8,270	37.0%	32.7%

Total	$71,019	100.0%	$22,335	100.0%	218.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful
     General and administrative expense ratios for the six month periods ended June 30, 2008 and 2007 were 14.1% and 10.7%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
	Expenses	Premiums	Expenses	Premiums
	(Dollars in thousands)		(Dollars in thousands)
General and Administrative	$71,019	11.8%	$22,335	9.1%
Share Compensation	13,806	2.3%	3,922	1.6%

Total	$84,825	14.1%	$26,257	10.7%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     General and administrative expenses of $71.0 million in the six months ended June 30, 2008 represents 11.8 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the six months ended June 30, 2008 were $19.3 million compared to $14.1 million for the six months ended June 30, 2007, an increase of $5.3 million or 37.5%. The increase in expenses reflects the increase in staff to 80 at June 30, 2008 from 52 at June 30, 2007. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. General and administrative expenses as a percent of net premiums earned for the six month periods ended June 30, 2008 and 2007 were 6.2% and 5.8%, respectively.
Talbot. Talbot general and administrative expenses were $40.7 million and $41.4 million for the six months ended June 30, 2008 and 2007, respectively. General and administrative expenses have decreased primarily as a result of $4.7 million of Talbot Holdings Ltd share option expenses incurred during the six months ended June 30, 2007 as a result of the exercise of Talbot stock options prior to the closing of the Talbot acquisition on July 2, 2007. This decrease is offset by $2.1 million of intangible asset amortization related to the Company’s acquisition of Talbot. General and administrative expenses as a percent of net premiums earned were 13.9% and 14.5% for the six months ended June 30, 2008 and 2007.
Corporate & Eliminations. Corporate general and administrative expenses for the six months ended June 30, 2008 were $11.0 million compared to $8.3 million for the six months ended June 30, 2007. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the six months ended June 30, 2008 was $13.8 million compared to $3.9 million for the six months ended June 30, 2007, an increase of $9.9 million or 251.9%. The increase is a result of $5.1 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company and an increase of $6.5 million related to Corporate segment staff. This expense is non-cash and has no net effect on total shareholders’ equity, as it balanced by an increase in additional paid-in capital.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007 (1)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation	%
	Expense	Expense (%)	Expense	Expense (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$2,823	20.5%	$1,544	39.4%	82.8%
Talbot	2,102	15.2%	—	0.0%	NM
Corporate & Eliminations	8,881	64.3%	2,378	60.6%	273.3%

Total	$13,806	100.0%	$3,922	100.0%	251.9%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful
     Share compensation expense of $13.8 million in the six months ended June 30, 2008 represents 2.3 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the six months ended June 30, 2008 was $2.8 million compared to $1.5 million for the six months ended June 30, 2007, an increase of $1.3 million or 82.8%. Share compensation expense as a percent of net premiums earned for the six month periods ended June 30, 2008 and 2007 were 0.9% and 0.6%, respectively.
Talbot. Talbot share compensation expense for the six months ended June 30, 2008 was $2.1 million. Share compensation expense as a percent of net premiums earned for the six month period ended June 30, 2008 was 0.7%. There was no share compensation cost incurred in 2007 for this period as the Company’s restricted shares were awarded in the third quarter of 2007.
Corporate & Eliminations. Corporate share compensation expense for the six months ended June 30, 2008 was $8.9 million compared to $2.4 million for the six months ended June 30, 2007, an increase of $6.5 million or 273.3%. The increase is primarily a result of $5.1 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company.
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

The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2008 and 2007.

	Six months ended	Six months ended	Percentage
	June 30, 2008	June 30, 2007 (1)	point change
Losses and loss expenses ratio	43.6%	36.5%	7.1
Policy acquisition cost ratio	18.8%	12.3%	6.5
General and administrative expense ratio (2)	14.1%	10.7%	3.4

Expense ratio	32.9%	23.0%	9.9

Combined ratio	76.5%	59.5%	17.0

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(2)	Includes general and administrative expense, and share compensation expense.

	Six months ended	Six months ended	Percentage
Validus Re	June 30, 2008	June 30, 2007	point change
Losses and loss expenses ratio	35.0%	36.5%	(1.5)
Policy acquisition cost ratio	14.9%	12.3%	2.6
General and administrative expense ratio	7.1%	6.4%	0.7

Expense ratio	22.0%	18.7%	3.3

Combined ratio	57.0%	55.1%	1.9

	Six months ended	Six months ended	Percentage
Talbot	June 30, 2008	June 30, 2007(1)	point change
Losses and loss expenses ratio	52.7%	50.6%	2.1
Policy acquisition cost ratio	23.0%	21.6%	1.4
General and administrative expense ratio	14.6%	14.5%	0.1

Expense ratio	37.6%	36.1%	1.5

Combined ratio	90.3%	86.7%	3.6

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.
Underwriting Income
     Underwriting income for the six months ended June 30, 2008 was $141.1 million compared to $99.1 million for the six months ended June 30, 2007, an increase of $42.1 million or 42.5%.

	Six months ended	% of Sub	Six months ended	% of Sub
	June 30, 2008	total	June 30, 2007	total	% Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$132,307	82.2%	$109,695	100.0%	20.6%
Talbot	28,629	17.8%	—	0.0%	NM

Sub total	160,936	100.0%	109,695	100.0%	46.7%

Corporate & Eliminations	(19,832)		(10,648)		(86.3)%

Total	$141,104		$99,047		42.5%

NM	Not meaningful
     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and realized gain on repurchase of debentures.

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Underwriting income	$141,104	$99,047
Net investment income	72,478	38,239
Other income	2,397	—
Realized gain on repurchase of debentures	8,752	—
Finance expenses	(34,279)	(8,444)
Net realized (losses) gains on investments	5,319	(186)
Net unrealized gains (losses) on investments	(57,959)	(4,546)
Foreign exchange gains (losses)	9,090	3,392

Net income before taxes	$146,902	$127,502

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
     Underwriting income should not be viewed as a substitute for U.S. GAAP net income as there are inherent material limitations associated with the use of underwriting income as compared to using net income, which is the most directly comparable U.S. GAAP financial measure. The most significant limitation is the ability of users of the financial information to make comparable assessments of underwriting income with other companies, particularly as underwriting income may be defined or calculated differently by other companies. Therefore, the Company provides more prominence in this filing to the use of the most comparable U.S. GAAP financial measure, net income, which includes the reconciling items in the table above. The Company compensates for these limitations by providing both disclosure of net income and reconciliation of underwriting income to net income.
Net Investment Income
     Net investment income for the six months ended June 30, 2008 was $72.5 million compared to $38.2 million for the six months ended June 30, 2007, an increase of $34.2 million or 89.5%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot investment portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the six months ended June 30, 2008 and 2007 is as presented below.

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$66,210	$37,103	78.4%
Securities lending income	890	8	NM
Cash and cash equivalents	7,216	2,182	230.7%

Total investment income	74,316	39,293	89.1%
Investment expenses	(1,838)	(1,054)	74.3%

Net investment income	$72,478	$38,239	89.5%

NM	Not Meaningful
     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the six month periods ended June 30, 2008 and June 30, 2007 were $0.9 million and $0.7 million, respectively. Investment management fees earned by GSAM for the six month periods ended June 30, 2008 and June 30, 2007 were $0.7 million and $0.4 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield for the six months ended June 30, 2008 and 2007 was 4.5% and 4.8%, respectively, and the average duration at June 30, 2008 was 2.3 years (December 31, 2007 — 2.0 years).
Finance Expenses
     Finance expenses for the six months ended June 30, 2008 were $34.3 million compared to $8.4 million for the six months ended June 30, 2007, an increase of $25.8 million or 306.0%. The higher finance expenses in 2008 were primarily attributable to the following:
•	Increased interest on the 8.480% Junior Subordinated Deferrable Debentures of $7.7 million; and
•	$18.5 million of FAL finance expense resulting from the consolidation of Talbot.
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	% Change
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$7,177	$7,177	NM
8.480% Junior Subordinated Deferrable Debentures	8,008	318	NM
Credit facilities	474	949	(50.1)%
Talbot FAL facilities	125	—	NM
Talbot other interest	112	—	NM
Talbot third party FAL facility	18,383	—	NM

	$34,279	$8,444	305.7%

NM	Not Meaningful

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
     For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However some of these costs are fixed. Further, the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year.
     The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Six months ended June 30
Underwriting Year of			Total Syndicate		FAL Finance Charges as % of Total
Account	FAL Finance Charges		Profit		Syndicate Profit
	2008	2007 (1)	2008	2007 (1)	2008	2007 (1)
		(Dollars in thousands)
2005 (2)	$—	$201	$—	$15,030	NM	1.3%
2006 (2)	9,487	16,280	27,466	46,492	34.5%	35.0%
2007	8,896	547	30,031	(4,182)	29.6%	NM
2008	—	—	(20,168)	—	NM	NM

Total	$18,383	$17,028	$37,329	$57,340	49.2%	29.7%

Percentage excluding years in deficit					32.0%	26.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.

(2)	The earliest year of account includes the run-off of prior (closed) years of account.

NM	Not meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. Both the 2005 and 2007 years of account in cumulative loss positions at June 30, 2007 and so provisions for only fixed elements of FAL finance charges were made.

     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Six months ended June 30
	2008	2007 (1)
	(Dollars in thousands)
Total syndicate profit	$37,329	$57,340
FAL Finance expenses	(18,383)	(17,028)
Managing agent’s fee (2)	4,828	4,802
Managing agent’s profit commission (3)	10,153	8,126
Investment income (4)	5,288	5,024
Other segment operating expenses, net	(6,898)	(15,643)
Share compensation	(2,090)	—
Intangible amortization	(2,081)	—
Income tax expense	(4,458)	(1,194)

Talbot segment net income	$23,688	$41,427

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition results of operations for Talbot are presented for the six months ended June 30, 2007 for comparative purposes only.

(2)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(4)	On FAL and on non-syndicate cash balances.

(5)	Includes Talbot Holdings Ltd share option expenses.
Net Realized Gains (Losses) on Investments
     Net realized gains on investments for the six months ended June 30, 2008 were $5.3 million compared to losses of $(0.2) million for the six months ended June 30, 2007. Net realized gains resulted from the sale of fixed maturity investments.
Net Unrealized Gains (Losses) on Investments
     Net unrealized losses on investments for the six months ended June 30, 2008 were $(58.0) million compared to losses of $(4.5) million for the six months ended June 30, 2007. The net unrealized losses during the three months ended March 31, 2008 were due primarily to market value declines in the Company’s holding of AAA rated Alt-A non-Agency RMBS. The net unrealized losses during the three months ended June 30, 2008 were primarily from market value declines due to interest rate movements.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended June 30, 2008 and 2007, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007.
Realized gain on repurchase of debentures
     On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.6 million plus accrued and unpaid interest of $0.5 million. The repurchase resulted in the recognition of a realized gain of $8.8 million for the three and six months ended June 30, 2008.
Foreign Exchange Gains
     Foreign exchange gains for the six month period ended June 30, 2008 were $9.1 million compared to $3.4 million for the six months ended June 30, 2007, an increase of $5.6 million. Foreign exchange gains resulted from the effect of the fluctuation in foreign currency exchange rates on liabilities denominated in foreign currencies. The foreign exchange gains during the six months ended June 30, 2008 were a result of the weakening of the U.S. dollar resulting in gains on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future. At June 30, 2008, $266.4 million, or 9.7%, of our investments and $217.7 million, or 24.2%, of our net reserves for losses and loss expenses were in foreign currencies.

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
Capital Resources
     Shareholders’ equity at June 30, 2008 was $2,056.8 million.
     On March 17, 2008 and June 5, 2008, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, to holders of record on March 3, 2008 and May 22, 2008, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.
     On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.5 million, plus accrued and unpaid interest of $0.5 million. The repurchase resulted in the recognition of a realized gain of $8.8 million for the three and six months ended June 30, 2008.
     On August 7, 2008, the Company filed a shelf registration statement on Form S-3 (No. 333-152856) with the U.S Securities Exchange Committee in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. In addition, the shelf registration statement will provide for secondary sales of common shares sold by the Company’s shareholders. The registration statement is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the company’s capital needs.
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
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at June 30, 2008:

		In Use /
	Commitment	Outstanding
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	101,922
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility (1)	144,015	144,015

Total	$1,294,015	$650,237

(1)	The third party FAL facility comprises $144.0 million which supports the 2007 and prior underwriting years. These funds have now been withdrawn from Lloyd’s and placed in escrow but remain available to pay losses.
     Please refer to Note 7 to the consolidated financial statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements and the April 29, 2008 Junior Subordinated Deferrable Debenture repurchase.
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
     Substantially all of the fixed maturity investments held at June 30, 2008 were publicly traded. At June 30, 2008, the average duration of the Company’s fixed maturity portfolio was 2.3 years (December 31, 2007: 2.0 years) and the average rating of the portfolio was AAA (December 31, 2007: AAA), of which $2,063.0 million or 79.3% (December 31, 2007: $2,029.6 million) were rated AAA.
     Cash and cash equivalents and investments in Talbot of $999.1 million at June 30, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064.4 million). Total cash and cash equivalents and investments in Talbot were $1,106.0 million at June 30, 2008 (December 31, 2007: $1,093.9 million).
     As of June 30, 2008, the Company had approximately $13.6 million of asset-backed securities with sub-prime collateral and $8.7 million of insurance enhanced rated asset-backed securities that have no underlying credit ratings, representing 0.4% and 0.27% of total cash and investments, respectively.
     At June 30, 2008, the Company held $105.1 million of Alt-A RMBS. The Company’s Alt-A non-Agency RMBS allocation consists entirely of AAA rated securities.
     As of June 30, 2008, the Company had approximately $103.1 million invested in debt of U.S. Government sponsored agencies Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), as set forth below.

				% of Total Cash
	FNMA	FHLMC	Total	and Investments
	(Dollars in thousands)
Senior bonds	$32,102	$59,245	$91,347	2.8%
Subordinated debt	6,563	5,227	11,790	0.4%

Total	$38,665	$64,472	$103,137	3.2%

     At June 30, 2008, the $103.1 million market value of FNMA and FHLMC debt securities held by the Company exceeded amortized cost by $0.8 million. The Company’s investment guidelines do not permit purchases of equity securities and therefore the Company has no investment in common or preferred stock of FNMA or FHLMC. Similarly, the Company’s investment guidelines do not permit investment in derivatives and so the Company does not have exposure to FNMA or FHLMC through derivative contracts.
Cash Flows
     During the three months ended June 30, 2008 and 2007, the Company generated net cash from operating activities of $116.8 million and $111.7 million, respectively. During the six months ended June 30, 2008 and 2007, the Company generated net cash from operating activities of $247.4 million and $187.4 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
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
     As of June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $487.3 million and $444.7 million, respectively.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, additionally, you should not place undue reliance on any such statement. This report may include forward-looking statements, both with respect to us and our industry, that reflect our current views with respect to future events and financial performance. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements.
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

•	the effect on our investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest and other hostilities or other non-forecasted and unpredictable events;

•	availability of reinsurance and retrocession coverage to manage our gross and net exposures and the cost of such reinsurance and retrocession;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers, and

•	the other factors set forth under Part II, Item 1A. “Risk Factors”, Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q, as well as the risk and other factors set forth in the Company’s filings with the SEC.
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
     As at June 30, 2008, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.4%, or approximately $65.0 million. As at June 30, 2008, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.3% or approximately $63.9 million.
     As at June 30, 2007, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.2%, or approximately $18.3 million. As at June 30, 2007, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.1% or approximately $16.4 million.
     As at June 30, 2008, the Company held $1,066.1 million (December 31, 2007: $1,074.1 million), or 41.0% (December 31, 2007: 44.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. At June 30, 2008, $266.4 million, or 9.7%, of our investments and $217.7 million, or 24.2%, of our net reserves for losses and loss expenses were in foreign currencies.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit continue rating of any security purchased is A-/A3 and where investments are downgraded, we permit a holding of up to 2.0%

in aggregate market value, or up to 10.0% with written authorization of the Company. At June 30, 2008, 0.2% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 2.6% of total investments.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 20.9% (December 31, 2007: 23.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include the requirement to return significant amounts of collateral in connection with its securities lending activities) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no stock repurchases for the quarter ended June 30, 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual general meeting of shareholders (the “Annual General Meeting”) of the Company was held on May 7, 2008.
(b) Proxies for the Annual General Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement, dated April 4, 2008 (the “Proxy Statement”).
(c) The shareholders of the Company (1) elected Class I Directors for terms to expire in 2011, (2) approved the appointment of PricewaterhouseCoopers as Independent Auditor for the Company for the fiscal year ending December 31, 2008 and (3) elected certain individuals as Designated Company Directors of certain of the Company’s non-U.S. subsidiaries. Set forth below are the voting results for these proposals:
Election of Class I Directors of the Company

	For	Withheld
Matthew J. Grayson	42,027,373	2,968,316
Jean-Marie Nessi	44,906,893	88,796
Mandakini Puri	44,906,893	88,796
Approval of Selection of PricewaterhouseCoopers as Independent Auditor

	For	Against	Abstain
Total:	44,886,790	108,394	505
Election of Designated Company Directors of Non-U.S. Subsidiaries

	For	Withheld
C. N. Rupert Atkin	44,928,449	67,240
Patrick G. Barry	44,928,449	67,240
Gilles A. M. Bonvarlet	44,928,449	67,240
Julian P. Bosworth	44,928,449	67,240
Michael E. A. Carpenter	44,928,449	67,240
Jane S. Clouting	44,928,449	67,240

	For	Withheld
Joseph E. (Jeff) Consolino	44,909,029	86,660
C. Jerome Dill	44,928,449	67,240
Nicholas J. Hales	44,928,449	67,240
Mark S. Johnson	44,928,449	67,240
Anthony J. Keys	44,928,449	67,240
Gillian S. Langford	44,928,449	67,240
Stuart W. Mercer	44,928,449	67,240
Paul J. Miller	44,928,449	67,240
Edward J. Noonan	44,928,449	67,240
George P. Reeth	44,928,449	67,240
Julian G. Ross	44,928,449	67,240
Verner G. Southey	44,928,449	67,240
Nigel D. Wachman	44,928,449	67,240
Conan M. Ward	44,928,449	67,240
Lixin Zeng	44,928,449	67,240
Item 5. Other Information
     None.
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.21.1	Amendment to Service Agreement between Talbot Underwriting Services Ltd and Michael Edward Arscott Carpenter.

10.39	Form of Restricted Share Agreement for Talbot Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: August 13, 2008	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: August 13, 2008	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President