Form 10-Q
period 2008-09-30
VALIDUS HOLDINGS LTD
filed 2008-11-13
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 13, 2008, there were 74,878,137 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2008 and December 31, 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	September 30,
	2008 (Unaudited)	December 31, 2007
Assets
Fixed maturities, at fair value (amortized cost: 2008 - $2,666,085; 2007 - $2,403,074)	$2,595,476	$2,411,398
Short-term investments, at fair value (amortized cost: 2008 - $327,048; 2007 - $251,150)	325,273	250,623
Cash and cash equivalents	335,367	444,698

Total cash and investments	3,256,116	3,106,719
Premiums receivable	529,039	401,241
Deferred acquisition costs	129,946	105,562
Prepaid reinsurance premiums	49,824	22,817
Securities lending collateral	158,411	164,324
Loss reserves recoverable	173,463	134,404
Paid losses recoverable	3,516	7,810
Net receivable for investments sold	11,820	—
Income taxes recoverable	2,331	3,325
Intangible assets	128,258	131,379
Goodwill	20,393	20,393
Accrued investment income	15,596	19,960
Other assets	30,883	26,290

Total assets	$4,509,596	$4,144,224

Liabilities
Reserve for losses and loss expenses	$1,272,844	$926,117
Unearned premiums	693,304	557,344
Reinsurance balances payable	53,253	36,848
Securities lending payable	161,727	164,324
Deferred income taxes	21,117	16,663
Net payable for investments purchased	—	31,426
Accounts payable and accrued expenses	86,440	126,702
Debentures payable	304,300	350,000

Total liabilities	2,592,985	2,209,424

Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2008 - 74,878,137; 2007 - 74,199,836)	13,104	12,985
Additional paid-in capital	1,403,904	1,384,604
Accumulated other comprehensive loss	(1,528)	(49)
Retained earnings	501,131	537,260

Total shareholders’ equity	1,916,611	1,934,800

Total liabilities and shareholders’ equity	$4,509,596	$4,144,224

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three and Nine Months Ended September 30, 2008 and 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$269,236	$245,271	$1,170,749	$797,641
Reinsurance premiums ceded	(35,139)	(7,906)	(121,438)	(65,644)

Net premiums written	234,097	237,365	1,049,311	731,997
Change in unearned premiums	105,229	58,161	(108,823)	(191,949)

Net premiums earned	339,326	295,526	940,488	540,048
Net investment income	36,379	36,560	108,857	74,799
Realized gain on repurchase of debentures	—	—	8,752	—
Net realized (losses) gains on investments	(13,667)	1,010	(8,348)	823
Net unrealized (losses) gains on investments	(14,649)	7,681	(72,608)	3,136
Other income	1,269	1,330	3,666	1,330
Foreign exchange (losses) gains	(44,933)	5,818	(35,843)	9,210

Total revenues	303,725	347,925	944,964	629,346

Expenses
Losses and loss expense	318,464	87,263	580,578	176,426
Policy acquisition costs	60,425	50,945	173,545	81,000
General and administrative expenses	30,120	44,793	101,139	67,088
Share compensation expense	6,012	6,132	19,818	10,054
Finance expenses	14,517	17,886	48,796	26,331
Fair value of warrants issued	—	2,893	—	2,893

Total expenses	429,538	209,912	923,876	363,792

Net (loss) income before taxes	(125,813)	138,013	21,088	265,554
Income tax expense	487	1,488	4,992	1,527

Net (loss) income	$(126,300)	$136,525	$16,096	$264,027

Comprehensive (loss) income
Currency translation adjustments	(1,556)	(640)	(1,479)	(640)

Comprehensive (loss) income	$(127,856)	$135,885	$14,617	$263,387

Earnings (loss) per share
Weighted average number of common shares and common share equivalents outstanding
Basic	74,864,724	69,107,336	74,435,840	62,024,179
Diluted	74,864,724	71,868,835	77,922,718	64,243,860

Basic (loss) earnings per share	$(1.71)	$1.98	$0.15	$4.26

Diluted (loss) earnings per share	$(1.71)	$1.90	$0.14	$4.11

Cash dividends declared per share	$0.20	—	$0.60	—

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Nine months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Common shares
Balance — Beginning of period	$12,985	$10,234
Issue of common shares	119	2,751

Balance — End of period	$13,104	$12,985

Additional paid-in capital
Balance — Beginning of period	$1,384,604	$1,048,025
Issue of common shares, net of expenses	(518)	317,753
Stock option expense	3,171	2,930
Fair value of warrants qualifying as equity	—	2,893
Share compensation expense	16,647	7,123

Balance — End of period	$1,403,904	$1,378,724

Accumulated other comprehensive income (loss)
Balance — Beginning of period	$(49)	$875
Currency translation adjustments	(1,479)	(640)
Cumulative effect of adoption of fair value option	—	(875)

Balance — End of period	$(1,528)	$(640)

Retaining earnings
Balance — Beginning of period	$537,260	$133,389
Cumulative effect of adoption of fair value option	—	875
Dividends	(52,225)	—
Net income	16,096	264,027

Balance — End of period	$501,131	$398,291

Total shareholders’ equity	$1,916,611	$1,789,360

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities
Net income for the period	$16,096	$264,027
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expense	19,818	10,053
Net realized (losses) gains on sales of investments	8,348	(823)
Net unrealized (losses) gains on investments	72,608	(3,136)
Fair value of Warrants expensed	—	2,893
Amortization of intangible assets	3,121	1,040
Foreign exchange on cash and cash equivalents included in net income	19,768	(7,714)
Amortization of discounts on fixed maturities	2,226	(9,168)
Realized gain on repurchase of debentures	(8,752)	—
Changes in:
Premiums receivable	(134,822)	(109,676)
Deferred acquisition costs	(26,635)	(27,559)
Prepaid reinsurance premiums	(28,149)	236
Losses recoverable	(41,145)	2,319
Paid losses recoverable	4,279	16,480
Taxes recoverable	2,436	(525)
Accrued investment income	(4,466)	(1,305)
Other assets	3,861	3,697
Reserve for losses and loss expense	369,962	88,283
Unearned premiums	147,461	191,703
Reinsurance balances payable	17,779	(18,110)
Deferred taxation	6,083	2,096
Accounts payable and accrued expenses	(52,500)	3,288

Net cash provided by operating activities	397,377	408,099

Cash flows used in investing activities
Proceeds on maturity of investments	264,103	891,202
Proceeds on sales of investments	1,770,892	—
Purchases of fixed maturities	(2,355,159)	(1,338,169)
(Purchases) sales of short-term investments, net	(74,290)	115,365
Increase (decrease) in securities lending collateral	2,597	(47,692)
Purchase of subsidiary, net of cash required	—	(18,809)

Net cash used in investing activities	(391,857)	(398,103)

Cash flows provided by financing activities
(Redemption) net proceeds on issuance of debentures payable	(36,948)	198,000
Issue of common shares, net of expenses	(398)	320,504
Dividends paid	(50,570)	—
Increase (decrease) in securities lending payable	(2,597)	47,692

Net cash (used in) provided by financing activities	(90,513)	566,196

Effect of exchange rate changes on cash and cash equivalents	(24,338)	11,593

Net (decrease) increase in cash	(109,331)	587,785

Cash and cash equivalents — Beginning of period	444,698	63,643

Cash and cash equivalents — End of period	$335,367	$651,428

Net taxes (recovered) paid during the period	$(2,467)	$37

Interest paid during the period	$20,802	$15,131

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
     In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. During the third quarter of 2008, Hurricanes Ike and Gustav were significant loss events for the industry. The Company’s hurricane reserves estimates relating to these catastrophes are based on a ‘ground up’ estimate and analysis of contracts believed to be exposed to these events, together with internal data compiled from underwriters, actuaries and claims teams combined. Preliminary information from cedants, brokers and industry models has been considered in the process. Actual losses may vary from this estimate. The results of operations for any interim period are not necessarily indicative of the results for a full year. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board. The unaudited consolidated financial statements include the results of operations and cash flows of Talbot Holdings Ltd. (“Talbot”) since the date of acquisition of July 2, 2007 and not any prior periods (including for comparative purposes).
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
     In August 2008, the FASB issued proposed amendments to FAS 128, “Earnings per Share” (“proposed amendments to FAS 128”). The proposed amendments to FAS 128 reflect the FASB’s efforts to converge with International Accounting Standards and to improve the guidance on earnings per share (“EPS”). The proposed amendments to FAS 128 would be retrospectively applied to all prior-period EPS data. An effective date has not been established. The Company will continue to evaluate the potential impact of this guidance.
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 amends FAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP FAS 157-3 is effective October 10, 2008 and should be applied to prior periods for which financial statements have not been issued. Pursuant to FSP FAS 157-3, the Company has elected to use fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable for certain investments in residential mortgage backed securities.
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
     During the third quarter of 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative approaches but for which the Company typically obtained independent external valuation information including, cash and certain cash instruments such as money market funds, overnight repos and commercial paper. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include U.S. Treasuries, sovereign debt, corporate debt and U.S. agency and non-agency mortgage and asset-backed securities. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. Financial instruments in this category include certain residential mortgage-backed securities.
     At September 30, 2008, the Company’s investments are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$737,667	$—	$737,667
Other Sovereign and Sovereign Agency	—	117,787	—	117,787
Agency Residential mortgage-backed securities	—	445,316	—	445,316
Corporate	—	449,991	—	449,991
Foreign Corporate	—	176,434	—	176,434
States, municipalities, political subdivision	—	15,030	—	15,030
Asset-backed securities	—	157,997	—	157,997
Non-Agency Residential mortgage-backed securities	—	148,574	130,028	278,602
Commercial mortgage-backed securities	—	216,652	—	216,652

Total fixed maturities		2,465,448	130,028	2,595,476
Total short-term investments	289,134	36,139	—	325,273

Total	$289,134	$2,501,587	$130,028	$2,920,749

At December 31, 2007, the Company’s investments are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$707,703	$—	$707,703
Other Sovereign and Sovereign Agency	—	141,493	—	141,493
Agency Residential mortgage-backed securities	—	421,665	—	421,665
Corporate	—	488,127	—	488,127
Asset-backed securities	—	191,455	—	191,455
Non-Agency Residential mortgage-backed securities	—	301,967	—	301,967
Commercial mortgage-backed securities	—	158,988	—	158,988

Total fixed maturities	—	2,411,398	—	2,411,398
Total short-term investments	215,052	35,571	—	250,623

Total	$215,052	$2,446,969	$—	$2,662,021

     The table in section (c) below shows the aggregate cost (or amortized cost) and fair value of the Company’s marketable securities, by investment type, as of the periods indicated.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     At September 30, 2008, Level 3 assets totaled $130,028, representing 4.5% of total assets measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2008:

Residential mortgage-backed securities
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Level 3 investments — Beginning of period	$—	$—
Net payments, purchases and sales	—	—
Realized losses	—	—
Unrealized gains (losses)	—	—
Net transfers in (out)	130,028	130,028

Level 3 investments — End of period	$130,028	$130,028

     At September 30, 2008, $10,356 of unrealized losses was recorded in income attributable to the residential mortgage-backed securities measured at fair value on a recurring basis using Level 3 inputs.
b) Net investment income
     Net investment income is derived from the following sources:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Fixed maturities and short-term investments	$32,443	$24,076	$98,654	$54,589
Securities lending income	261	59	1,150	66
Cash and cash equivalents	4,308	13,252	11,524	22,025

Total gross investment income	37,012	37,387	111,328	76,680
Investment expenses	(633)	(827)	(2,471)	(1,881)

Net investment income	$36,379	$36,560	$108,857	$74,799

     The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) of investments:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$3,653	$1,517	$14,965	$1,761
Gross realized losses	(17,320)	(507)	(23,313)	(938)

Net realized (losses) gains on investments	(13,667)	1,010	(8,348)	823
Change in unrealized losses of securities lending	(2,422)	—	(3,316)	—
Change in unrealized (losses) gains of investments	(12,227)	7,681	(69,292)	3,136

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$(28,316)	$8,691	$(80,956)	$3,959

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
c) Fixed maturity and short-term investments
     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at September 30, 2008 are as follows:

		Gross	Gross unrealized	Estimated fair
	Amortized Cost	unrealized gains	losses	value
U.S. Government and Government Agency	$730,913	$8,242	$(1,488)	$737,667
Other Sovereign and Sovereign Agency	126,070	497	(8,780)	117,787
Agency Residential mortgage-backed securities	442,554	3,449	(687)	445,316
Corporate	469,772	807	(20,588)	449,991
Foreign Corporate	186,312	405	(10,283)	176,434
States, municipalities, political subdivision	15,043	—	(13)	15,030
Asset-backed securities	160,684	55	(2,742)	157,997
Non-Agency Residential mortgage-backed securities	308,748	36,391	(66,537)	278,602
Commercial mortgage-backed securities	225,989	21	(9,358)	216,652

Total fixed maturities	2,666,085	49,867	(120,476)	2,595,476
Total short-term investments	327,048	7	(1,782)	325,273

Total	$2,993,133	$49,874	$(122,258)	$2,920,749

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2007 are as follows:

		Gross	Gross unrealized	Estimated fair
	Amortized Cost	unrealized gains	losses	value
U.S. Government and Government Agency	$700,697	$7,163	$(157)	$707,703
Other Sovereign and Sovereign Agency	143,744	1,003	(3,254)	141,493
Agency Residential mortgage-backed securities	417,358	4,544	(237)	421,665
Corporate	486,752	4,346	(2,971)	488,127
Asset-backed securities	191,413	641	(599)	191,455
Non-Agency Residential mortgage-backed securities	305,391	1,818	(5,242)	301,967
Commercial mortgage-backed securities	157,719	1,317	(48)	158,988

Total fixed maturities	2,403,074	20,832	(12,508)	2,411,398
Total short-term investments	251,150	63	(590)	250,623

Total	$2,654,224	$20,895	$(13,098)	$2,662,021

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	September 30, 2008		December 31, 2007
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$2,097,056	80.8%	$2,029,573	84.2%
AA+	35,378	1.4%	37,458	1.6%
AA	53,716	2.1%	51,091	2.1%
AA-	124,677	4.8%	96,578	4.0%
A+	111,547	4.3%	88,181	3.7%
A	122,471	4.7%	70,666	2.9%
A-	41,427	1.6%	29,948	1.2%
BBB+	6,040	0.2%	7,903	0.3%
BBB	2,205	0.1%	—	0.0%
BB	959	0.0%	—	0.0%

Total	$2,595,476	100.0%	$2,411,398	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at September 30, 2008 and December 31, 2007 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$161,572	$160,194	$197,833	$198,466
Due after one year through five years	1,259,911	1,233,096	1,083,470	1,087,758
Due after five years through ten years	78,434	76,720	29,509	30,427
Due after ten years	28,193	26,899	20,381	20,672

	1,528,110	1,496,909	1,331,193	1,337,323
Asset-backed and mortgage-backed securities	1,137,975	1,098,567	1,071,881	1,074,075

Total	$2,666,085	$2,595,476	$2,403,074	$2,411,398

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At September 30, 2008 approximately $99,294 (December 31, 2007: $104,524) of letters of credit were issued and outstanding under this facility for which $99,525 of investments were pledged as collateral (December 31, 2007: $109,164). During the prior year the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. At September 30, 2008, $100,000 (December 31, 2007: $100,000) of letters of credit were issued and outstanding under this facility for which $103,002 of investments were pledged as collateral (December 31, 2007: $118,121). In addition, $64,251 of investments are held in trust at September 30, 2008 (December 31, 2007: $nil).
     Cash and cash equivalents and investments in Talbot of $1,023,214 at September 30, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064,430).
d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at September 30, 2008, the Company had $157,085 (December 31, 2007: $161,579) in securities on loan. During the three months ended September 30, 2008, the Company had recorded a $3,316 unrealized loss on this collateral on its statements of operations (December 31, 2007: $nil).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 25.5 days (December 31, 2007: 42.9 days). As at September 30, 2008, the securities lending collateral reinvested by the Company in connection with its securities lending program is allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$59,364	$—	$59,364
Asset-backed securities	—	20,086	—	20,086
Short-term investments	56,221	20,726	—	76,947
Agency	—	2,014	—	2,014

	$56,221	$102,190	$—	$158,411

As at December 31, 2007, the securities lending collateral reinvested by the Company in connection with its securities lending program are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$49,055	$—	$49,055
Asset-backed securities	—	11,515	—	11,515
Short-term investments	97,797	5,957	—	103,754

	$97,797	$66,527	$—	$164,324

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at September 30, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	September 30, 2008		December 31, 2007
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$51,625	32.6%	$18,611	11.3%
AA+	4,960	3.1%	2,999	1.8%
AA	20,687	13.1%	15,997	9.7%
AA-	16,004	10.1%	11,954	7.3%
A+	4,996	3.1%	9,010	5.5%
A	3,793	2.4%	7,956	4.9%
NR	125	0.1%	—	0.0%

	102,190	64.5%	66,527	40.5%
NR (1)	56,221	35.5%	97,797	59.5%

Total	$158,411	100.0%	$164,324	100.0%

(1)	This amount relates to cash and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at September 30, 2008 and December 31, 2007 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated fair
	cost	fair value	cost	value
Due in one year or less	$80,234	$78,961	$103,793	$104,151
Due after one year through five years	81,493	79,450	60,469	60,173

Total	$161,727	$158,411	$164,262	$164,324

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
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at September 30, 2008 were from reinsurers rated A- or better, or from reinsurers posting full collateral, and included $32,529 of IBNR recoverable (December 31, 2007: $35,340). Reinsurance recoverables by reinsurer are as follows:

	September 30, 2008		December 31, 2007
	Reinsurance		Reinsurance
	recoverable	% of Total	recoverable	% of Total
Top 10 reinsurers	$166,672	94.2%	$129,978	91.4%
Other reinsurers balances > $1 million	7,673	4.3%	8,700	6.1%
Other reinsurers balances < $1 million	2,634	1.5%	3,536	2.5%

Total	$176,979	100.0%	$142,214	100.0%

		September 30, 2008
		Reinsurance
Top 10 Reinsurers	Rating	recoverable	% of Total
Fully collateralized reinsurers	NR	$53,591	32.2%
Hannover Re	AA-	30,627	18.4%
Lloyd’s syndicates	A+	28,073	16.8%
Allianz	AA	13,927	8.4%
Munich Re	AA-	13,418	8.1%
Swiss Re	AA-	12,392	7.4%
Aspen Insurance UK Limited	A	5,557	3.3%
Transatlantic Reinsurance Co.	AA-	3,553	2.1%
Platinum Underwriters Bermuda Ltd.	A	3,006	1.8%
Axa	AA	2,528	1.5%

		$166,672	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		December 31, 2007
		Reinsurance
Top 10 Reinsurers	Rating	recoverable	% of Total
Hannover Re	AA-	$31,630	24.4%
Lloyd’s syndicates	A+	29,613	22.8%
Swiss Re	AA-	18,758	14.4%
Munich Re	AA-	14,322	11.0%
Allianz	AA	13,461	10.4%
Axa	AA	7,418	5.7%
Aspen Insurance UK Limited	A	4,978	3.8%
National Indemnity Company	AAA	4,738	3.6%
Transatlantic Reinsurance Co.	AA-	2,970	2.3%
Max Re Ltd.	A-	2,090	1.6%

		$129,978	100.0%

     At September 30, 2008 and December 31, 2007, the provision for uncollectible reinsurance relating to losses recoverable was $2,957 and $3,106. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $176,979 reinsurance recoverable at September 30, 2008, $53,591 was collateralized (December 31, 2007: $nil).
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
     At September 30, 2008, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
b) Collateralized quota share retrocession treaties
     Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re Limited (“Petrel”), a Bermuda reinsurance company. These agreements include quota share reinsurance agreements (“Petrel Collateralized Quota Shares”) whereby Petrel assumes a quota share of certain lines of marine & energy and other lines of business assumed by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. Under the terms of the reinsurance agreements, the Company has determined it is not required to consolidate the assets, liabilities and results of operations of Petrel under the terms of FIN 46(R). Petrel is a separate legal entity in which the Company has no equity investment, management or board interests or related party relationships. The collateralized quota share retrocessional reinsurance agreement with Petrel was not extended beyond the 2007 underwriting year.
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
     For the three months ended September 30, 2008 and 2007 Validus Re ceded $(69) and $7,291 of premiums written through the Petrel Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the three months ended September 30, 2008 and 2007 was $(69) and $14,629. For the nine months ended September 30, 2008 and 2007 Validus Re ceded $(2,013) and $53,195 of premiums written through the Petrel Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the nine months ended September 30, 2008 and 2007 was $8,198 and $36,045.
     On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the three months ended September 30, 2008 and 2007 Validus Re ceded $3,994 and $nil of premiums written through this agreement. The earned portions of premiums ceded for the three months ended September 30, 2008 and 2007 were $7,744 and $nil. For the nine months ended September 30, 2008 and 2007 Validus Re ceded $18,554 and $nil of premiums written through this agreement. The earned portions of premiums ceded for the nine months ended September 30, 2008 and 2007 were $14,230 and $nil.
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
     On July 30, 2007, the Company completed its IPO, selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters’ discount and fees. On July 31, 2007, the Company used $188,971 of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $121,760 of net proceeds to make a capital contribution to Validus Reinsurance, Ltd. to support the future growth of

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
reinsurance operations and to pay certain expenses related to the Talbot acquisition and make a $3,000 payment to Aquiline in connection with the termination of the Advisory Agreement.
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
     During the three months ended September 30, 2008, no warrants or options were exercised. During the nine months ended September 30, 2008, 31,580 warrants were exercised, resulting in the net share issuance of 18,980 common shares. During the nine months ended September 30, 2008, 24,661 options were exercised resulting in the issuance of 24,661 common shares.
     During the three and nine months ended September 30, 2008, 498,024 Employee Seller Shares vested, resulting in the issuance of 498,024 common shares. During the three and nine months ended September 30, 2008, 181,053 Restricted Share Awards vested, resulting in the issuance of 136,636 common shares.
b) Warrants
     The Company’s founder and sponsoring investors provided their insurance industry expertise, resources and relationships during the period ended December 31, 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services the founder and sponsoring investors were issued warrants. Until July 30, 2007, the IPO date, agreements with the founder and sponsoring investors provided that the warrants represented, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, warrants and any other rights to purchase common shares) and were subject to adjustment such that the warrants would continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummated an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founder’s and sponsoring investors’ commitments, the Company had issued as at September 30, 2008 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,680,149 (December 31, 2007 — to 8,711,729) common shares. Of those issued 2,090,815 (December 31, 2007 — 2,090,185) of the warrants are to purchase non-voting common shares. The 12.0% agreement expired on the consummation of the IPO. No further warrants are anticipated to be issued.
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

	December 15, 2005	February 3, 2006	July 24, 2007
	issuance	issuance	issuance
Warrants issued	8,446,727	8,593	256,409
Average strike price	$17.50	$17.50	$20.00
Volatility	30.0%	30.0%	30.0%
Risk-free rate	4.5%	4.5%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (years)	10.0	10.0	8.0
Calculated fair-value per warrant	$8.89	$8.89	$11.28
     During the three months ended September 30, 2008, no warrants were exercised. During the nine months ended September 30, 2008, 31,580 warrants were exercised, resulting in the net share issuance of 18,980 common shares.
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
     On August 7, 2008 the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on September 4, 2008 to holders of record on August 21, 2008. The Company did not declare any dividends for the three and nine months ended September 30, 2007.
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
b) LTIP options
     Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest ratably. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: risk free interest rate of 3.88%,(2007: 4.5%) expected life of 7 years, (2007: 7 years) expected volatility of 30% (2007: 30%) and a dividend yield of 3.20% (2007: nil). Expected volatility is based on stock price volatility of comparable publicly-traded companies. The company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
is not available and the options meet the requirement as set out in the bulletin. Share expense of $1,080 was recorded for the three months ended September 30, 2008 (2007: $1,086) related to the options, with a corresponding increase to additional paid-in capital. Share expense of $3,171 was recorded for the nine months ended September 30, 2008 (2007: $2,930) related to the options, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the nine months ended September 30, 2008 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(24,661)	7.35	17.50
Options forfeited	(11,099)	8.33	18.46

Options outstanding, September 30, 2008	2,889,582	$7.56	$18.21

Options exercisable at September 30, 2008	1,032,392	$7.49	$17.67

     Activity with respect to options for the year ended December 31, 2007 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2006	2,568,894	$7.35	$17.50
Options granted	206,464	10.88	21.44
Options exercised	—	—	—
Options forfeited	(14,182)	10.30	20.39

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82

Options exercisable at December 31, 2007	908,361	$7.36	$17.52

     At September 30, 2008 there was $10,219 (December 31, 2007: $12,340) of total unrecognized compensation expense related to the outstanding options that is expected to be recognized over a weighted-average period of 2.5 years (December 31, 2007: 3.1 years).
c) LTIP restricted shares
     Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $3,767 (2007: $1,629) was recorded for the three months ended September 30, 2008 related to the restricted shares. Share expense of $10,334 (2007: $3,707) was recorded for the nine months ended September 30, 2008 related to the restricted shares. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the nine months ended September 30, 2008 is as follows:

		Weighted average grant
	Restricted shares	date fair value
Restricted shares outstanding, December 31, 2007	2,158,220	$20.44
Restricted shares granted	864,649	24.39
Restricted shares vested	(181,053)	21.93
Restricted shares forfeited	(17,264)	22.62

Restricted shares outstanding, September 30, 2008	2,824,552	$21.57

     Activity with respect to unvested restricted shares for the period ended December 31, 2007 is as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		Weighted average grant
	Restricted shares	date fair value

Restricted shares outstanding, December 31, 2006	733,964	$17.52
Restricted shares granted	1,428,306	21.94
Restricted shares vested	—	—
Restricted shares forfeited	(4,050)	20.39

Restricted shares outstanding, December 31, 2007	2,158,220	$20.44

     At September 30, 2008 there was $33,085 (December 31, 2007: $25,116) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.2 years (December 31, 2007: 3.4 years).
d) Employee Seller Shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot, the Company issued 1,209,741 restricted shares to Talbot employees (the “Employee Seller Shares”). Upon consummation of the acquisition, the Employee Seller Shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s bye-laws. However, the Employee Seller Shares are subject to a restricted period during which the Employee Seller Shares are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of Employee Seller Shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the Employee Seller Shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished. Share expense of $1,153 and $3,417, respectively, was recorded for the three months ended September 30, 2008 and 2007. Share expense of $6,286 and $3,417, respectively, was recorded for the nine months ended September 30, 2008 and 2007. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the nine months ended September 30, 2008 is as follows:

		Weighted average grant
	Restricted shares	date fair value

Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(498,024)	22.01
Employee seller shares forfeited	(17,079)	22.01

Employee seller shares outstanding, September 30, 2008	694,638	$22.01

     Activity with respect to unvested restricted shares for the year ended December 31, 2007 is as follows:

		Weighted average grant
	Restricted shares	date fair value

Employee seller shares outstanding, December 31, 2006	—	$—
Employee seller shares granted	1,209,741	22.01
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01

     At September 30, 2008 there was $12,190 (December 31, 2007: $18,852) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 2.8 years (December 31, 2007: 3.1 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
e) Restricted Share Units
     Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $12 (2007: $nil) was recorded for the three months ended September 30, 2008 related to the restricted shares units. Share expense of $27 (2007: $nil) was recorded for the nine months ended September 30, 2008 related to the restricted shares units. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares units for the nine months ended September 30, 2008 is as follows:

	Restricted	Weighted average grant
	shares units	date fair value

Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	11,853	25.28
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, September 30, 2008	11,853	$25.28

     At September 30, 2008 there was $223 of total unrecognized compensation expense related to the outstanding restricted shares units that is expected to be recognized over a weighted-average period of 4.6 years.
f) Total Share Expense
     The breakdown of share expense is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
LTIP options	$1,080	$1,086	$3,171	$2,930
LTIP restricted shares	3,767	1,629	10,334	3,707
LTIP restricted share units	12	—	27	—
Employee seller shares	1,153	3,417	6,286	3,417

Total share compensation expense	$6,012	$6,132	$19,818	$10,054

7. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at September 30, 2008 was:

	Commitment	Outstanding	(1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000		$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300		154,300
$200,000 unsecured letter of credit facility	200,000	—		—
$500,000 secured letter of credit facility	500,000	99,524		—
Talbot FAL facility	100,000	100,000		—
Talbot third party FAL facility (2)	144,015	144,015		—

Total	$1,294,015	$647,839		$304,300

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)
Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. For the 2006 and 2007 years of account, Talbot’s underwriting was supported by various third parties (“Talbot third party FAL facility”). The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2006 and 2007 results, as appropriate, when they are declared.

     The financing structure at December 31, 2007 was:

	Commitment	Outstanding	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000	200,000
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	104,524	—
Talbot FAL facility	100,000	100,000	—
Talbot third party FAL facility	174,365	174,365	—

Total	$1,324,365	$728,889	$350,000

     Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL. Finance expenses for the three and nine months ended September 30, 2008 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,593	$10,765	$10,774
8.480% Junior Subordinated Deferrable Debentures	3,509	4,294	11,517	4,598
Credit facilities	218	1,141	692	2,101
Talbot FAL facilities	44	—	169	—
Talbot other interest	(194)	76	(81)	76
Talbot third party FAL facility	7,352	8,782	25,734	8,782

Total	$14,517	$17,886	$48,796	$26,331

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
     On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45,700 principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36,560, plus accrued and unpaid interest of $474. The repurchase resulted in the recognition of a realized gain of $8,752 for the nine months ended September 30, 2008.
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures are as follows:

2008	$6,672
2009	26,688
2010	26,688
2011	169,887
2012 and thereafter	160,842

Total minimum future payments	$390,777

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
     On March 12, 2007, the Company entered into a new $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007, which provides for letter of credit availability for Validus Reinsurance, Ltd. and our other subsidiaries and revolving credit availability for the Company (the full $200,000 of which is available for letters of credit and/or revolving loans), and a new $500,000 five-year secured letter of credit facility, as

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
subsequently amended, which provides for letter of credit availability for Validus Reinsurance, Ltd. and our other subsidiaries. The new credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The new credit facilities replaced our existing 364-day $100,000 senior unsecured revolving credit facility and our existing three-year $200,000 senior secured letter of credit facility, which have each been terminated.
     The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). For purposes of covenant compliance (i) “net worth” is calculated with investments carried at amortized cost and (ii) “consolidated total debt” does not include the Company’s junior subordinated deferrable debentures. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. As of September 30, 2008 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions under the credit facilities.
     On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971 of proceeds from its initial public offering. As of September 30, 2008, we have $99,294 in outstanding letters of credit under our five-year secured letter of credit facility (December 31, 2007: $104,524) and no amounts outstanding under our three-year unsecured facility (December 31, 2007: $nil).
     On November 25, 2003, Talbot entered into a standby Letter of Credit facility as subsequently amended (the “2003 Talbot FAL facility”). The 2003 Talbot FAL facility provided for dollar-based letter of credit availability for Talbot and designated subsidiaries for the purpose of providing funds at Lloyd’s. The commitment amount under the 2003 Talbot FAL facility of $30,000 was provided by Lloyds TSB Bank plc. The 2003 Talbot FAL facility contains affirmative covenants that include, among other things, (i) the requirement that Talbot maintain a minimum level of consolidated tangible net worth, (ii) the requirement that Talbot maintain at all times a consolidated net borrowings to consolidated tangible net worth ratio not greater than 0.35:1.00, (iii) the requirement that Talbot’s subordinated FAL (Funds at Lloyd’s which in accordance with the applicable providers agreement, is intended to be drawn in priority to any letters of credit under the 2003 Talbot FAL facility ) be at least $200,000, and (iv) a requirement that the forecast losses of the syndicate not exceed 7.5% of the syndicate premium limit in any one open year of account and a requirement that the per scenario estimated net losses not exceed 15% of the syndicate premium limit in any year of account. The 2003 Talbot FAL facility also contained restrictions on Talbot’s ability to incur debt at the parent or subsidiary level, sell assets, incur liens, merge or consolidate with others and make investments or change investment strategy. This facility was cancelled in November 2007 and replaced by a $100,000 standby Letter of Credit facility.
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
     On November 28, 2007, Talbot entered into a $100,000 standby Letter of Credit facility (the “Talbot FAL facility”) to provide funds at Lloyd’s; this facility is guaranteed by the Company and is secured against the assets of Validus Reinsurance, Ltd. The Talbot FAL facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch. The Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $1,164,265, and commencing with the end of the fiscal quarter ending December 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00. This Talbot FAL facility replaced the 2003 Talbot FAL facility.
     The Talbot FAL facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens or sell assets. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of September 30, 2008, Talbot had $100,000 in outstanding letters of credit and was in compliance with all covenants and restrictions under the Talbot FAL facility.
d) Funds at Lloyd’s
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at September 30, 2008 supporting the 2008 underwriting year amount to $316,483, all of which is provided by the Company. A third party FAL facility comprising $144,015 which supports the 2006 and 2007 underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support.
8. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less of its investment portfolio, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and; where investments are downgraded, the Company permits a holding of up to 2% in

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
aggregate market value, or 10% with written pre-authorization. At September 30, 2008, 0.6% of the portfolio had ratings below A-/A3, none of which were rated below BB or Baa3. Also at September 30, 2008, the Company did not have an aggregate exposure to any single issuer of more than 2.2% of our investment portfolio, other than with respect to U.S. government securities.
b) Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at September 30, 2008 amount to $316,483 (December 31, 2007: $316,483).
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
     The Talbot third party FAL facility support each year of account as follows:

	2006	2007
	Underwriting year	Underwriting year
Common to both years	$105,990	$105,990
2006 only	22,500	—
2007 only	—	15,525

Total	$128,490	$121,515

     The FAL are provided for each year of account as follows:

	2006	2007	2008
	Underwriting year	Underwriting year	Underwriting year
Company funds	$110,075	$115,000	$216,483
Talbot third party FAL facility	128,490	121,515	—
Talbot FAL facility	30,000	30,000	100,000

Total FAL	$268,565	$266,515	$316,483

     The amounts provided under the Talbot FAL facility would become a liability of the Company in the event of the syndicate declaring a loss at a level which would call on this arrangement.
     The amounts provided under the Talbot third party FAL facility would not become a liability of the Company in the event of the syndicate declaring a loss at a level which would call on such arrangements.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
c) Lloyd’s New Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3.0% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £325,000 the September 30, 2008 exchange rate of £0.56 equals $1.00 and assuming the maximum 3% assessment the Company could be assessed approximately $17,355.
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

b)
    The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of its investment portfolio. The Company incurred $401 and $539 during the three months ended September 30, 2008 and 2007 and $1,624 and $1,293 during the nine months ended September 30, 2008 and 2007, of which $488 was included in accounts payable and accrued expenses at September 30, 2008 (December 31, 2007: $787). Merrill Lynch is a shareholder of Blackrock.

c)
    The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, which own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Board of Directors who does not receive compensation from the Company. The Company incurred $291 and $201 during the three months ended September 30, 2008 and 2007 and $1,038 and $587 during the nine months ended September 30, 2008 and 2007, of which $527 was included in accounts payable and accrued expenses at September 30, 2008 (December 31, 2007: $460).

d)
    Vestar Capital entities, which own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares, are shareholders of PARIS RE Holdings Limited (“Paris Re”), and have an employee on the Board of Directors who does not receive compensation from the Company. Pursuant to reinsurance agreements with Paris Re, the Company recognized $nil of gross premiums written during both three month periods ended September 30, 2008 and 2007 and $5,885 and $nil during the nine months ended September 30, 2008 and 2007, of which $3,959 was included in premiums receivable at September 30, 2008 (December 31, 2007: $nil). The earned premiums adjustment of $(194) and $nil was recorded for the three months ended September 30, 2008 and 2007.

e)
    Aquiline entities, which own 6,857,143 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with Group Ark, the Company recognized $nil of gross premiums written during both three month periods ended September 30, 2008 and 2007 and $nil during the nine months ended September 30, 2008 and 2007, of which $nil was included in premiums receivable at September 30, 2008 (December 31, 2007: $nil). The Company also recognized $433 and $180 of reinsurance premiums ceded during the three month periods ended September 30, 2008 and 2007 and

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
$1,531 and $180 during the nine months ended September 30, 2008 and 2007, of which $294 was included in reinsurance balances payable at September 30, 2008 (December 31, 2007: $91) and $813 was included in prepaid reinsurance premiums at September 30, 2008 (December 31, 2007: $nil).
f)
    Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to facilitate the provision of Funds at Lloyd’s (“FAL”) by such management and staff. The Company incurred $227 and $316 of finance expenses to such management and staff in respect of such provision of FAL for the three months ended September 30, 2008 and 2007 and $806 and $668 during the nine months ended September 30, 2008 and 2007, of which $751 was included in accounts payable and accrued expenses at September 30, 2008 (December 31, 2007: $889).

10. Earnings (loss) per share
     In 2007 a reverse stock split of the outstanding shares of the Company was approved by a vote by the shareholders, whereby each 1.75 outstanding shares was consolidated into 1 share. This reverse stock split has been reflected retroactively in the calculation of earnings per share.
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Basic earnings (loss) per share
Net (loss) income	$(126,300)	$136,525	$16,096	$264,027
Less: Dividends and distributions declared on outstanding warrants	(1,739)	—	(5,217)	—

Net (loss) income available to common shareholders	$(128,039)	$136,525	$10,879	$264,027

Weighted average shares — basic ordinary shares outstanding	74,864,724	69,107,336	74,435,840	62,024,179

Basic (loss) earnings per share	$(1.71)	$1.98	$0.15	$4.26

Diluted earnings (loss) per share
Net (loss) income	$(126,300)	$136,525	$16,096	$264,027

Less: Dividends and distributions declared on outstanding warrants	(1,739)	—	(5,217)	—

Net (loss) income available to common shareholders	$(128,039)	$136,525	$10,879	$264,027
Weighted average shares — basic ordinary shares outstanding	74,864,724	69,107,336	74,435,840	62,024,179
Share equivalents:
Warrants	—	2,058,548	2,065,282	1,720,334
Deferred share units	—	—	2,546	—
Unvested restricted share units	—	—	236	—
Unvested restricted share awards	—	669,086	1,236,546	488,059
Stock options	—	33,865	182,268	11,288

Weighted average shares — diluted	74,864,724	71,868,835	77,922,718	64,243,860

Diluted (loss) earnings per share	$(1.71)	$1.90	$0.14	$4.11

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     Due to the net loss incurred in the three months ended September 30, 2008, share equivalents were not included in the computation of diluted earnings per share, because of their anti-dilutive effect. Share equivalents that would result in the issuance of common shares of 86,799 were outstanding for the three months ended September 30, 2007, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Share equivalents that would result in the issuance of common shares of 94,925 and 169,632 were outstanding for the nine months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
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
     The following tables summarize the underwriting results of our operating segments and corporate segment:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			other
			reconciling
Quarter ended September 30, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$125,029	$157,307	$(13,100)	$269,236
Reinsurance premiums ceded	(36,286)	(11,953)	13,100	(35,139)

Net premiums written	88,743	145,354	—	234,097
Change in unearned premiums	92,653	12,576	—	105,229

Net premiums earned	181,396	157,930	—	339,326
Losses and loss expense	217,081	101,383	—	318,464
Policy acquisition costs	26,520	34,026	(121)	60,425
General and administrative expenses	7,972	17,851	4,297	30,120
Share compensation expense	1,809	1,164	3,039	6,012

Underwriting (loss) income	$(71,986)	$3,506	$(7,215)	$(75,695)

Net investment income	25,984	11,737	(1,342)	36,379
Net realized losses on investments	(12,528)	(1,139)	—	(13,667)
Net unrealized (losses) gains on investments	(15,946)	1,297	—	(14,649)
Foreign exchange losses	(22,919)	(22,014)	—	(44,933)
Other income	121	1,269	(121)	1,269
Finance expenses	(213)	(7,201)	(7,103)	(14,517)

Net loss before taxes	(97,487)	(12,545)	(15,781)	(125,813)

Taxes	31	456	—	487

Net loss	$(97,518)	$(13,001)	$(15,781)	$(126,300)

Loss and loss expense ratio (1)	119.7%	64.2%		93.9%
Policy acquisition cost ratio(1)	14.6%	21.5%		17.8%
General and administrative expense ratio(1)	5.4%	12.0%		10.6%

Expense ratio	20.0%	33.5%		28.4%

Combined ratio(1)	139.7%	97.7%		122.3%

Total assets	$2,741,721	$1,763,614	$4,261	$4,509,596

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate
			and other
			reconciling
Quarter ended September 30, 2007	Validus Re	Talbot	items	Total
Gross premiums written	$102,229	$143,042	$—	$245,271
Reinsurance premiums ceded	(7,291)	(615)	—	(7,906)

Net premiums written	94,938	142,427	—	237,365
Change in unearned premiums	57,055	1,106	—	58,161

Net premiums earned	151,993	143,533	—	295,526
Losses and loss expense	38,131	49,132	—	87,263
Policy acquisition costs	18,161	32,784	—	50,945
General and administrative expenses	9,527	25,258	7,008	41,793
Share compensation expense	1,281	731	4,120	6,132

Underwriting income (loss)	$84,893	$35,628	$(11,128)	$109,393

Net investment income	22,706	13,360	494	36,560
Net realized gains (losses) on investments	1,122	(112)	—	1,010
Net unrealized gains on investments	5,881	1,800	—	7,681
Foreign exchange gains	4,372	1,446	—	5,818
Other income	—	1,330	—	1,330
Fair value of warrants	—	—	(2,893)	(2,893)
Aquiline termination fee	—	—	(3,000)	(3,000)
Finance expenses	(174)	(8,858)	(8,854)	(17,886)

Net income (loss) before taxes	118,800	44,594	(25,381)	138,013

Taxes	8	1,480	—	1,488

Net income (loss)	$118,792	$43,114	$(25,381)	$136,525

Loss and loss expense ratio (1)	25.1%	34.2%		29.5%
Policy acquisition cost ratio(1)	11.9%	22.8%		17.3%
General and administrative expense ratio(1)	7.1%	18.1%		16.2%

Expense ratio	19.0%	40.9%		33.5%

Combined ratio(1)	44.1%	75.2%		63.0%

Total assets	$2,442,649	$1,678,359	$5,594	$4,126,602

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate
			and other
			reconciling
Nine months ended September 30, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$643,898	$556,335	$(29,484)	$1,170,749
Reinsurance premiums ceded	(61,237)	(89,685)	29,484	(121,438)

Net premiums written	582,661	466,650	—	1,049,311
Change in unearned premiums	(93,498)	(15,325)	—	(108,823)

Net premiums earned	489,163	451,325	—	940,488
Losses and loss expense	324,673	255,905	—	580,578
Policy acquisition costs	72,232	101,458	(145)	173,545
General and administrative expenses	27,306	58,561	15,272	101,139
Share compensation expense	4,632	3,266	11,920	19,818

Underwriting income (loss)	$60,320	$32,135	$(27,047)	$65,408

Net investment income	76,736	34,445	(2,324)	108,857
Net realized (losses) gains on investments	(13,711)	5,363	—	(8,348)
Net unrealized losses on investments	(58,617)	(13,991)	—	(72,608)
Realized gain on repurchase of debentures	—	—	8,752	8,752
Foreign exchange losses	(15,647)	(20,196)	—	(35,843)
Other income	145	3,666	(145)	3,666
Finance expenses	(655)	(25,821)	(22,320)	(48,796)

Net income (loss) before taxes	48,571	15,601	(43,084)	21,088

Taxes	78	4,914	—	4,992

Net income (loss)	$48,493	$10,687	$(43,084)	$16,096

Loss and loss expense ratio (1)	66.4%	56.7%		61.7%
Policy acquisition cost ratio (1)	14.8%	22.5%		18.5%
General and administrative expense ratio (1)	6.5%	13.7%		12.9%

Expense ratio	21.3%	36.2%		31.4%

Combined ratio (1)	87.7%	92.9%		93.1%

Total assets	$2,741,721	$1,763,614	$4,261	$4,509,596

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate
			and other
			reconciling
Nine months ended September 30, 2007	Validus Re	Talbot	items	Total
Gross premiums written	$654,599	$143,042	$—	$797,641
Reinsurance premiums ceded	(65,029)	(615)	—	(65,644)

Net premiums written	589,570	142,427	—	731,997
Change in unearned premiums	(193,055)	1,106	—	(191,949)

Net premiums earned	396,515	143,533	—	540,048
Losses and loss expense	127,294	49,132	—	176,426
Policy acquisition costs	48,216	32,784	—	81,000
General and administrative expenses	23,553	25,258	15,277	64,088
Share compensation expense	2,824	731	6,499	10,054

Underwriting income (loss)	$194,628	$35,628	$(21,776)	$208,480

Net investment income	60,942	13,360	497	74,799
Net realized gains (losses) on investments	935	(112)	—	823
Net unrealized gains on investments	1,336	1,800	—	3,136
Fair value of warrants issued	—	—	(2,893)	(2,893)
Foreign exchange gains	7,764	1,446	—	9,210
Other income	—	1,330	—	1,330
Aquiline termination fee	—	—	(3,000)	(3,000)
Finance expenses	(1,143)	(8,858)	(16,330)	(26,331)

Net income (loss) before taxes	264,462	44,594	(43,502)	265,554

Taxes	47	1,480	—	1,527

Net income (loss)	$264,415	$43,114	$(43,502)	$264,027

Loss and loss expense ratio (1)	32.1%	34.2%		32.7%
Policy acquisition cost ratio (1)	12.2%	22.8%		15.0%
General and administrative expense ratio (1)	6.6%	18.1%		13.7%

Expense ratio	18.8%	40.9%		28.7%

Combined ratio (1)	50.9%	75.2%		61.4%

Total assets	$2,442,649	$1,678,359	$5,594	$4,126,602

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three months ended September 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations(3)	Total	%
United States	$82,468	$11,435	$—	$93,903	34.9%

Worldwide excluding United States (1)	10,555	49,263	(8,489)	51,329	19.1%
Europe	2,166	13,589	—	15,755	5.9%
Latin America and Caribbean	22	17,628	—	17,650	6.6%
Japan	251	426	—	677	0.2%
Canada	—	2,261	—	2,261	0.8%

Sub-total, non United States	12,994	83,167	(8,489)	87,672	32.6%

Worldwide including United States (1)	4,846	12,105	(4,611)	12,340	4.5%
Marine and Aerospace (2)	24,721	50,600	—	75,321	28.0%

Total	$125,029	$157,307	$(13,100)	$269,236	100.0%

	Three months ended September 30, 2007
	Gross premiums written
	Validus Re	Talbot	Total (3)%
United States	$68,575	$14,681	$83,256	34.1%

Worldwide excluding United States(1)	5,602	56,303	61,905	25.2%
Europe	2,576	12,447	15,023	6.1%
Latin America and Caribbean	444	6,443	6,887	2.8%
Japan	258	306	564	0.2%
Canada	—	2,383	2,383	1.0%

Sub-total, non United States	8,880	77,882	86,762	35.3%

Worldwide including United States (1)	11,056	12,588	23,644	9.6%
Marine and Aerospace (2)	13,718	37,891	51,609	21.0%

Total	$102,229	$143,042	$245,271	100.0%

	Nine months ended September 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations(3)	Total	%
United States	$342,661	$48,513	$(1,979)	$389,195	33.2%

Worldwide excluding United States (1)	37,096	166,499	(8,489)	195,106	16.7%
Europe	41,900	44,599	—	86,499	7.4%
Latin America and Caribbean	5,657	33,155	—	38,812	3.3%
Japan	9,699	3,323	—	13,022	1.1%
Canada	—	7,976	—	7,976	0.7%

Sub-total, non United States	94,352	255,552	(8,489)	341,415	29.2%

Worldwide including United States (1)	69,758	49,377	(19,016)	100,119	8.6%
Marine and Aerospace (2)	137,127	202,893	—	340,020	29.0%

Total	$643,898	$556,335	$(29,484)	$1,170,749	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Nine months ended September 30, 2007
	Gross premiums written
	Validus Re	Talbot	Total (3)%
United States	$329,644	$14,681	$344,325	43.2%

Worldwide excluding United States (1)	35,072	56,303	91,375	11.5%
Europe	46,940	12,447	59,387	7.4%
Latin America and Caribbean	7,549	6,443	13,992	1.8%
Japan	7,673	306	7,979	1.0%
Canada	—	2,383	2,383	0.3%

Sub-total, non United States	97,234	77,882	175,116	22.0%

Worldwide including United States (1)	80,335	12,588	92,923	11.6%
Marine and Aerospace (2)	147,386	37,891	185,277	23.2%

Total	$654,599	$143,042	$797,641	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

(3)
Intersegment premiums of $29,484 have been eliminated for the nine months ended September 30, 2008 (September 30, 2007: $nil). Intersegment premiums of $13,100 have been eliminated for the three months ended September 30, 2008 (September 30, 2007: $nil).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and the Company’s consolidated financial condition and liquidity and capital resources at September 30, 2008 and December 31, 2007. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. The Company completed the acquisition of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007. As a result, Talbot is only included in the Company’s consolidated results from July 2, 2007 through September 30, 2008. Talbot is not included in consolidated results for the first six months of 2007. This discussion and analysis pertains to the results of the Company inclusive of Talbot from the date of acquisition. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, the discussions of critical accounting policies and the qualitative and quantitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Business Outlook and Trends
     The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the year ended December 31, 2007 and the first nine months of 2008, the Company experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers has increased the supply of insurance and reinsurance which has resulted in a softening of rates in most lines. In addition, during the nine months ended September 30, 2008, the Company observed cedents retaining more risk as their capital bases have increased.
     During the quarter ended September 30, 2008, the insurance and reinsurance industry incurred material losses and capital declines due to Hurricanes Ike and Gustav and the global financial crisis. In the wake of these events the

Company expects increased demand for reinsurance as clients seek capital relief and volatility management. As the January renewal season approaches, a continued strong capital position will enable the Company to write premiums in those lines of business with increasingly attractive opportunities.
Financial Measures
     The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:
     Annualized (loss) return on average equity represents the level of net (loss) income available to shareholders generated from the average shareholders’ equity during the period. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow revenue only when returns meet or exceed internal requirements. Details of annualized (loss) return on average equity are provided below.

	Three months ended		Nine months ended		Year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2008	2007	2008	2007	2007
Annualized (loss) return on average equity	(25.4)%	35.1%	1.1%	25.3%	29.9%
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased $1.54, or 6.1%, from $25.12 at June 30, 2008 to $23.58 at September 30, 2008. Diluted book value per common share decreased $0.42, or 1.8%, from $24.00 at December 31, 2007 to $23.58 at September 30, 2008. The decrease was due primarily to third quarter catastrophe losses and net realized and unrealized losses, and dividends declared on our common shares and common share equivalents. This decrease was partially offset by earnings generated in the first six months of 2008.
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.20 per common share in the first three quarters of 2008. On November 7, 2008, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 4, 2008 to holders of record on November 20, 2008.
     Underwriting (loss) income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, and foreign exchange gains (losses). The Company believes the reporting of underwriting (loss) income enhances the understanding of results by highlighting the underlying performance of the Company’s core insurance and reinsurance operations. Underwriting loss for the three months ended September 30, 2008 and underwriting income for the three months ended September 30, 2007 were $75.7 million and $109.4 million, respectively. Underwriting income for the nine months ended September 30, 2008 and 2007 were $65.4 million and $208.5 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail in the section below entitled “Underwriting Income”.
Critical Accounting Policies and Estimates
     There are certain accounting policies that the Company considers to be critical due to the judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. The Company believes the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements:
•	Reserve for losses and loss expenses;

•	Premiums;

•	Reinsurance premiums ceded and reinsurance recoverable; and

•	Investment valuation.
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
Results of Operations
     Validus Holdings, Ltd. and Validus Re were formed on October 19, 2005, and Validus Re commenced operations on December 16, 2005. Neither company had prior operating histories. The Company began writing reinsurance contracts on January 1, 2006. On July 2, 2007, the Company acquired Talbot and consolidates Talbot as of that date. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.

     The following table presents results of operations for the three and nine months ended September 30, 2008 and 2007 and the pro forma results of operations for the nine months ended September 30, 2007:

	Three months	Three months	Nine months
	ended	ended	ended
	September 30,	September 30,	September 30,	Nine months ended
	2008	2007	2008	September 30, 2007
	Actual	Actual	Actual	Actual	Pro Forma (1)
	(Dollars in thousands)			(Dollars in thousands)
Gross premiums written	$269,236	$245,271	$1,170,749	$797,641	$1,186,952
Reinsurance premiums ceded	(35,139)	(7,906)	(121,438)	(65,644)	(142,267)

Net premiums written	234,097	237,365	1,049,311	731,997	1,044,685
Change in unearned premiums	105,229	58,161	(108,823)	(191,949)	(219,802)

Net premiums earned	339,326	295,526	940,488	540,048	824,883

Losses and loss expenses	318,464	87,263	580,578	176,426	319,640
Policy acquisition costs	60,425	50,945	173,545	81,000	142,466
General and administrative expenses	30,120	41,793	101,139	64,088	107,684
Share compensation expense	6,012	6,132	19,818	10,054	12,389

Total underwriting expenses	415,021	186,133	875,080	331,568	582,179

Underwriting (loss) income (2)	(75,695)	109,393	65,408	208,480	242,704
Net investment income	36,379	36,560	108,857	74,799	94,680
Other income	1,269	1,330	3,666	1,330	3,495
Finance expenses	(14,517)	(17,886)	(48,796)	(26,331)	(52,222)

Operating (loss) income before taxes	(52,564)	129,397	129,135	258,278	288,657

Taxes	487	1,488	4,992	1,527	2,724

Operating (loss) income after tax	(53,051)	127,909	124,143	256,751	285,933

Net realized (losses) gains on investments	(13,667)	1,010	(8,348)	823	(406)
Net unrealized (losses) gains on investments	(14,649)	7,681	(72,608)	3,136	3,135
Realized gain on repurchase of debentures	—	—	8,752	—	—
Foreign exchange (losses) gains	(44,933)	5,818	(35,843)	9,210	10,393
Fair value of warrants issued	—	(2,893)	—	(2,893)	(2,893)
Aquiline termination fee	—	(3,000)	—	(3,000)	(3,000)

Net (loss) income after taxes	$(126,300)	$136,525	$16,096	$264,027	$293,162

Comprehensive (loss) income
Foreign currency translation adjustments	(1,556)	(640)	(1,479)	(640)	—

Comprehensive (loss) income	$(127,856)	$135,885	$14,617	$263,387	$293,162

Selected ratios
Net premiums written/ Gross premiums written	86.9%	96.8%	89.6%	91.8%	88.0%
Losses and loss expenses ratio	93.9%	29.5%	61.7%	32.7%	38.7%
Policy acquisition cost ratio	17.8%	17.3%	18.5%	15.0%	17.3%
General and administrative expense ratio	10.6%	16.2%	12.9%	13.7%	14.6%

Expense ratio	28.4%	33.5%	31.4%	28.7%	31.9%

Combined ratio	122.3%	63.0%	93.1%	61.4%	70.6%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pro forma results of operations including Talbot are presented for the nine months ended September 30, 2007 for comparative purposes only.

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

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007 (1)	2008	2007 (1)
	(Dollars in thousands)		(Dollars in thousands)
VALIDUS RE
Gross premiums written	$125,029	$102,229	$643,898	$654,599
Reinsurance premiums ceded	(36,286)	(7,291)	(61,237)	(65,029)

Net premiums written	88,743	94,938	582,661	589,570
Change in unearned premiums	92,653	57,055	(93,498)	(193,055)

Net premiums earned	181,396	151,993	489,163	396,515

Losses and loss expenses	217,081	38,131	324,673	127,294
Policy acquisition costs	26,520	18,161	72,232	48,216
General and administrative expenses	7,972	9,527	27,306	23,553
Share compensation expense	1,809	1,281	4,632	2,824

Total underwriting expenses	253,382	67,100	428,843	201,887

Underwriting (loss) income (2)	(71,986)	84,893	60,320	194,628

TALBOT
Gross premiums written	$157,307	$143,042	$556,335	$143,042
Reinsurance premiums ceded	(11,953)	(615)	(89,685)	(615)

Net premiums written	145,354	142,427	466,650	142,427
Change in unearned premiums	12,576	1,106	(15,325)	1,106

Net premiums earned	157,930	143,533	451,325	143,533

Losses and loss expenses	101,383	49,132	255,905	49,132
Policy acquisition costs	34,026	32,784	101,458	32,784
General and administrative expenses	17,851	25,258	58,561	25,258
Share compensation expense	1,164	731	3,266	731

Total underwriting expenses	154,424	107,905	419,190	107,905

Underwriting income (2)	3,506	35,628	32,135	35,628

CORPORATE & ELIMINATIONS
Gross premiums written	$(13,100)	$—	$(29,484)	$—
Reinsurance premiums ceded	13,100	—	29,484	—

Net premiums written	—	—	—	—
Policy acquisition costs	(121)	—	(145)	—
General and administrative expenses	4,297	7,008	15,272	15,277
Share compensation	3,039	4,120	11,920	6,499

Total underwriting expenses	7,215	11,128	27,047	21,776

Underwriting (loss) income (2)	(7,215)	(11,128)	(27,047)	(21,776)

Total underwriting (loss) income (2)	$(75,695)	$109,393	$65,408	$208,480

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

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

Three months ended September 30, 2008 compared to three months ended September 30, 2007
     Net loss for the three months ended September 30, 2008 was $126.3 million compared to net income of $136.5 million for the three months ended September 30, 2007, a decrease of $262.8 million or 192.5%. The primary factors driving the decrease in net (loss) income were:
•
Decrease in underwriting (loss) income of $185.1 million due primarily to increased losses and loss expense of $183.4 million and $22.1 million, respectively, as a result of Hurricanes Ike and Gustav. These losses were offset by increased earned reinstatement premiums of $19.7 million as a result of Hurricanes Ike and Gustav.

•
Decrease in net realized and unrealized (losses) gains on investments of $14.7 million and $22.3 million, respectively. These changes were principally the result of market value declines due to interest rate movements and widening credit spreads resulting from extreme volatility in the financial markets; and

•	Decrease in foreign exchange (losses) gains of $50.8 million due to a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency.
     The change in net (loss) income for the three months ended September 30, 2008 of $262.8 million is described in the following table:

	Three months ended September 30, 2008
	Increase (decrease) over the three months ended September 30, 2007
			Corporate
			and other
			reconciling
	Validus Re	Talbot	items	Total
	(Dollars in thousands)
Hurricanes Ike and Gustav — net losses and loss expenses	$(172,635)	$(32,878)	$—	$(205,513)
Hurricanes Ike and Gustav — net reinstatement premiums	19,268	392	—	19,660
Other underwriting (loss) income items	(3,512)	364	3,913	765

Underwriting (loss) income	(156,879)	(32,122)	3,913	(185,088)
Net investment income (loss)	3,278	(1,623)	(1,836)	(181)
Other income (loss)	121	(61)	(121)	(61)
Finance expenses	(39)	1,657	1,751	3,369

	(153,519)	(32,149)	3,707	(181,961)

Taxes	(23)	1,024	—	1,001

	(153,542)	(31,125)	3,707	(180,960)

Net realized (losses) gains on investments	(13,650)	(1,027)	—	(14,677)
Net unrealized (losses) gains on investments	(21,827)	(503)	—	(22,330)
Foreign exchange (losses) gains	(27,291)	(23,460)	—	(50,751)
Fair value of warrants issued	—	—	2,893	2,893
Aquiline termination fee	—	—	3,000	3,000

Net (loss) income	$(216,310)	$(56,115)	$9,600	$(262,825)

Gross Premiums Written
     Gross premiums written for the three months ended September 30, 2008 were $269.2 million compared to $245.3 million for the three months ended September 30, 2007, an increase of $24.0 million or 9.8%. The increase in gross premiums written was driven primarily by the property and marine lines which increased by $8.7 million and $19.9 million, respectively.
     Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$123,831	46.0%	$115,173	47.0%	7.5%
Marine	83,273	30.9%	63,361	25.8%	31.4%
Specialty	62,132	23.1%	66,737	27.2%	(6.9)%

Total	$269,236	100.0%	$245,271	100.0%	9.8%

Validus Re. Validus Re gross premiums written for the three months ended September 30, 2008 were $125.0 million compared to $102.2 million for the three months ended September 30, 2007, an increase of $22.8 million or 22.3%. Details of Validus Re gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Gross premiums	Gross premiums	Gross premiums	Gross premium
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$97,545	78.0%	$86,623	84.7%	12.6%
Marine	19,154	15.3%	8,345	8.2%	129.5%
Specialty	8,330	6.7%	7,261	7.1%	14.7%

Total	$125,029	100.0%	$102,229	100.0%	22.3%

     The increase in Validus Re gross premiums written was driven by increases in the property and marine lines of $10.9 million and $10.8 million, respectively. The increase in the property line was due primarily to $15.2 million of reinstatement premiums after losses resulting from Hurricanes Ike and Gustav. The increase in the marine line was due primarily to $4.1 million of reinstatement premiums.
     Talbot. Talbot gross premiums written for the three months ended September 30, 2008 were $157.3 million compared to $143.0 million for the three months ended September 30, 2007, an increase of $14.3 million or 10.0%. Details of gross premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$35,194	22.4%	$28,550	20.0%	23.3%
Marine	66,676	42.4%	55,016	38.4%	21.2%
Specialty	55,437	35.2%	59,476	41.6%	(6.8)%

Total	$157,307	100.0%	$143,042	100.0%	10.0%

     The increase is due principally to property treaty business written through the Latin American office based in Miami, new lines of business such as accident and health and bloodstock and livestock and certain marine lines. This increase was offset by reductions in the war and financial institutions lines due to timing of inceptions and reduced premium rates.

Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended September 30, 2008 were $35.1 million compared to $7.9 million for the three months ended September 30, 2007, an increase of $27.2 million or 344.5%. Validus Re increased its property ceded reinsurance premiums by $25.0 million, as discussed below.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$27,823	79.1%	$7,266	91.9%	282.9%
Marine	4,977	14.2%	(30)	(0.4)%	NM
Specialty	2,339	6.7%	670	8.5%	249.1%

Total	$35,139	100.0%	$7,906	100.0%	344.5%

NM	Not Meaningful
Validus Re. Validus Re reinsurance premiums ceded for the three months ended September 30, 2008 were $36.3 million compared to $7.3 million for the three months ended September 30, 2007, an increase of $29.0 million or 397.7%.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$32,265	88.9%	$7,282	99.9%	343.1%
Marine	3,871	10.7%	9	0.1%	NM
Specialty	150	0.4%	—	0.0%	NM

Total	$36,286	100.0%	$7,291	100.0%	397.7%

NM	Not Meaningful
     Effective July 1, 2008, Validus Re purchased retrocessional coverage providing $87.5 million of limit via an ultimate net loss agreement which resulted in the recognition of $29.5 million of reinsurance premiums ceded in the three months ended September 30, 2008. The purchased retrocessional coverage includes ultimate net loss coverage that attaches at $150.0 million of onshore property losses.
Talbot. Talbot reinsurance premiums ceded for the three months ended September 30, 2008 were $12.0 million compared to $0.6 million for the three months ended September 30, 2007, an increase of $11.4 million.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$4,466	37.4%	$(16)	(2.6)%	NM
Marine	3,663	30.6%	(39)	(6.3)%	NM
Specialty	3,824	32.0%	670	108.9%	470.7%

Total	$11,953	100.0%	$615	100.0%	1843.6%

NM	Not Meaningful
     The increase in reinsurance premiums ceded on the property and marine accounts was primarily a result of the quota share and surplus treaty contracts with Validus Re. Specialty reinsurance ceded was higher than during the three months ended September 30, 2007 due to an additional excess of loss cover and quota share contract purchased in the three months ended September 30, 2008 on the aviation treaty account. During the three months ended September 30, 2007, there was a reduction of $1.2 million on previously estimated reinsurance spend.
Net Premiums Written
     Net premiums written for the three months ended September 30, 2008 were $234.1 million compared to $237.4 million for the three months ended September 30, 2007, a decrease of $3.3 million or 1.4%. Details of net premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$96,008	41.1%	$107,907	45.5%	(11.0)%
Marine	78,296	33.4%	63,391	26.7%	23.5%
Specialty	59,793	25.5%	66,067	27.8%	(9.5)%

Total	$234,097	100.0%	$237,365	100.0%	(1.4)%

     Premium rates in most lines have declined during the nine months ended September 30, 2008. As a result of the Company’s decision to grow revenue only when returns meet or exceed internal requirements, net premiums written have remained consistent with the three month period ended September 30, 2007.
     Validus Re. Validus Re net premiums written for the three months ended September 30, 2008 were $88.7 million compared to $94.9 million for the three months ended September 30, 2007, a decrease of $6.2 million or 6.5%. Details of net premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$65,280	73.6%	$79,341	83.6%	(17.7)%
Marine	15,283	17.2%	8,336	8.8%	83.3%
Specialty	8,180	9.2%	7,261	7.6%	12.7%

Total	$88,743	100.0%	$94,938	100.0%	(6.5)%

     The decrease in Validus Re net premiums written was driven primarily by the property line which accounted for $14.1 million of the decrease. The decrease in property line net premiums written was a result of increased reinsurance premium ceded partially offset by increased reinstatement premiums written, as discussed above.
     The ratio of net premiums written to gross premiums written were 71.0% and 92.9% for the three month periods ended September 30, 2008 and 2007, respectively. This decrease was attributable to the timing of retrocessional coverage placed on July 1, 2008, as discussed above.
     Talbot. Talbot net premiums written for the three months ended September 30, 2008 were $145.4 million compared to $142.4 million for the three months ended September 30, 2007, an increase of $3.0 million or 2.1%. Details of net premiums written by line of business are provided below.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$30,728	21.1%	$28,566	20.1%	7.6%
Marine	63,013	43.4%	55,055	38.6%	14.5%
Specialty	51,613	35.5%	58,806	41.3%	(12.2)%

Total	$145,354	100.0%	$142,427	100.0%	2.1%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three month periods ended September 30, 2008 and 2007 were 92.4% and 99.6%, respectively. This decrease was due primarily to the increased reinsurance ceded to the Validus Re segment.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended September 30, 2008 was $105.2 million compared to $58.2 million for the three months ended September 30, 2007, an increase of $47.1 million or 80.9%.

	Three months	Three months
	ended September	ended September
	30, 2008	30, 2007	% Change
	(Dollars in thousands)
Change in gross unearned premium	$96,183	$90,787	5.9%
Change in prepaid reinsurance premium	9,046	(32,626)	(127.7)%

Net change in unearned premium	$105,229	$58,161	80.9%

     Validus Re. Validus Re’s change in unearned premiums for the three months ended September 30, 2008 was $92.7 million compared to $57.1 million for the three months ended September 30, 2007, an increase of $35.6 million or 62.4%. The increase was due partially to $19.3 million of earned reinstatement premiums as a result of Hurricanes Ike and Gustav losses and the relative maturation of the Company’s risks-attaching business.
     Talbot. The Talbot change in unearned premiums for the three months ended September 30, 2008 was $12.6 million compared to $1.1 million for the three months ended September 30, 2007, an increase of $11.5 million.

	Three months	Three months
	ended September	ended September
	30, 2008	30, 2007	% Change
	(Dollars in thousands)
Change in gross unearned premium	$20,720	$23,102	(10.3)%
Change in prepaid reinsurance premium	(8,144)	(21,996)	(63.0)%

Net change in unearned premium	$12,576	$1,106	1,037.3%

     The difference in gross unearned premiums arises from a change in business mix and premium volume. In respect of prepaid reinsurance premiums, the difference arises from the non-renewal of several low level reinsurance covers in the 2008 excess of loss reinsurance program.
Net Premiums Earned
     Net premiums earned for the three months ended September 30, 2008 were $339.3 million compared to $295.5 million for the three months ended September 30, 2007, an increase of $43.8 million or 14.8%. The increase in net premiums earned was driven by increased premiums earned at Validus Re and Talbot of $29.4 million and $14.4 million, respectively.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$165,028	48.6%	$149,294	50.5%	10.5%
Marine	101,110	29.8%	75,338	25.5%	34.2%
Specialty	73,188	21.6%	70,894	24.0%	3.2%

Total	$339,326	100.0%	$295,526	100.0%	14.8%

Validus Re. Validus Re net premiums earned for the three months ended September 30, 2008 were $181.4 million compared to $152.0 million for the three months ended September 30, 2007, an increase of $29.4 million or 19.3%.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$132,307	73.0%	$116,985	77.0%	13.1%
Marine	29,980	16.5%	20,375	13.4%	47.1%
Specialty	19,109	10.5%	14,633	9.6%	30.6%

Total	$181,396	100.0%	$151,993	100.0%	19.3%

     The increase in net premiums earned reflects the benefit of earning premiums on business written in 2007 and 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis. Reinstatement premiums of $19.3 million related to Hurricane Ike and Gustav were fully earned in the quarter.
     Talbot. Talbot net premiums earned for the three months ended September 30, 2008 were $157.9 million compared to $143.5 million for the three months ended September 30, 2007, an increase of $14.4 million or 10.0%.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Net Premiums	Net Premiums	Net Premiums	Net Premiums	%
	Earned	Earned %	Earned	Earned %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$32,721	20.7%	$32,309	22.5%	1.3%
Marine	71,130	45.1%	54,963	38.3%	29.4%
Specialty	54,079	34.2%	56,261	39.2%	(3.9)%

Total	$157,930	100.0%	$143,533	100.0%	10.0%

     The increase in marine net premiums earned was due mainly to additional gross premium written booked in the year on the 2007 cargo and yachts accounts. During the three months ended September 30, 2007, reductions were made to prior period gross premium written estimates, resulting in reduced earned premiums.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended September 30, 2008 were $318.5 million compared to $87.3 million for the three months ended September 30, 2007, an increase of $231.2 million or 264.9%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended September 30, 2008 and 2007 were 93.9% and 29.5%, respectively. During the three months ended September 30, 2008, the Company incurred $183.4 million and $22.1 million of loss expense attributable to Hurricanes Ike and Gustav, which represent 54.0 and 6.5 percentage points of the loss ratio, respectively. Details of loss ratios by line of business are provided below.

	Three months ended	Three months ended	Percentage point
	September 30, 2008	September 30, 2007	change
Property	122.4%	28.0%	94.4
Marine	99.6%	42.3%	57.3
Specialty	21.4%	19.2%	2.2

All lines	93.9%	29.5%	64.4

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2008:

	Three months ended September 30, 2008
	Validus Re	Talbot	Eliminations	Total
		(Dollars in thousands)
Gross reserves at period beginning	$267,639	$766,787	$(4,687)	$1,029,739
Losses recoverable at period beginning	(4,517)	(133,050)	4,687	(132,880)

Net reserves at period beginning	263,122	633,737	—	896,859
Incurred losses — current year	220,594	124,016	—	344,610
Incurred losses — change in prior accident years	(3,513)	(22,633)	—	(26,146)

Incurred losses	217,081	101,383	—	318,464

Paid losses	(40,241)	(54,956)	—	(95,197)
Foreign exchange	—	(20,745)	—	(20,745)

Net reserves at period end	439,962	659,419	—	1,099,381
Losses recoverable at period end	53,591	135,670	(15,798)	173,463

Gross reserves at period end	$493,553	$795,089	$(15,798)	$1,272,844

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. The increase in losses and loss expenses was due principally to Hurricanes Ike and Gustav. Favorable loss development on prior years totaled $26.1 million. The $22.6 million favorable loss reserve development in the Talbot segment relates primarily to the 2006 and prior underwriting years as described below. Favorable loss reserve development benefitted the Company’s loss ratio by 7.7 percentage points for the three months ended September 30, 2008.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net losses from recent loss events may vary materially from estimates.
     At September 30, 2008 and 2007, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended September 30, 2008.

	At September 30, 2008
			Total gross
			reserve for losses
	Gross case reserves	Gross IBNR	and loss expenses
	(Dollars in thousands)
Property	$233,297	$236,476	$469,733
Marine	261,644	309,672	571,316
Specialty	78,100	153,655	231,755

Total	$573,041	$699,803	$1,272,844

	At September 30, 2008
			Total net reserve
			for losses and
	Net case reserves	Net IBNR	loss expenses
	(Dollars in thousands)
Property	$240,086	$224,804	$464,890
Marine	186,590	242,248	428,838
Specialty	68,340	137,313	205,653

Total	$495,016	$604,365	$1,099,381

     During the three months ended September 30, 2008, the Company incurred losses related to Hurricanes Ike and Gustav of $183.4 million and $22.1 million, respectively, as detailed in the chart below.

		Net
	Net Losses and	Reinstatement	Net Effect on Net
	Loss Expenses (1)	Premiums	(Loss) Income (2)
	(Dollars in thousands)
Hurricane Ike

Validus Re — Hurricane Ike Property	$120,286	$(13,867)	$106,419
Marine	36,778	(4,098)	32,680
Specialty	125	—	125

All lines	157,189	(17,965)	139,224

Talbot — Hurricane Ike
Property	15,161	(386)	14,775
Marine	10,478	(6)	10,472
Specialty	544	—	544

All lines	26,183	(392)	25,791

Total — Hurricane Ike
Property	135,447	(14,253)	121,194
Marine	47,256	(4,104)	43,152
Specialty	669	—	669

All lines	$183,372	$(18,357)	$165,015

Hurricane Gustav

Validus Re — Hurricane Gustav
Property	$13,946	$(1,303)	$12,643
Marine	1,500	—	1,500
Specialty	—	—	—

All lines	15,446	(1,303)	14,143

Talbot — Hurricane Gustav
Property	3,695	—	3,695
Marine	2,500	—	2,500
Specialty	500	—	500

All lines	6,695	—	6,695

Total — Hurricane Gustav
Property	17,641	(1,303)	16,338
Marine	4,000	—	4,000
Specialty	500	—	500

All lines	$22,141	$(1,303)	$20,838

Hurricanes Ike and Gustav

Property	$153,088	$(15,556)	$137,532
Marine	51,256	(4,104)	47,152
Specialty	1,169	—	1,169

All lines	$205,513	$(19,660)	$185,853

(1)	Net of reinsurance

(2)	Net effect on net (loss) income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.
     Validus Re. Validus Re losses and loss expenses for the three months ended September 30, 2008 were $217.1 million compared to $38.1 million for the three months ended September 30, 2007, an increase of $179.0 million or 469.3%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 119.7% and 25.1%

for the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, Validus Re incurred $157.2 million and $15.4 million of loss expense attributable to Hurricanes Ike and Gustav, which represent 86.7 and 8.5 percentage points of the loss ratio, respectively. During the three months ended September 30, 2007, Validus Re incurred $10.0 million of loss expense attributable to July 2007 flooding in parts of England, which represented 6.6 percentage points of the loss ratio. Details of loss ratios by line of business and period of incurrence are provided below.

	Three months ended September 30,		Percentage
	2008	2007	point change
Property — current year	123.2%	25.4%	97.8
Property — change in prior accident years	(4.8)%	(2.4)%	(2.4)

Property — loss ratio	118.4%	23.0%	95.4

Marine — current year	174.6%	37.7%	136.9
Marine — change in prior accident years	14.7%	(1.7)%	16.4

Marine — loss ratio	189.3%	36.0%	153.2

Specialty — current year	27.8%	29.1%	(1.3)
Specialty — change in prior accident years	(8.6)%	(2.7)%	(5.9)

Specialty — loss ratio	19.2%	26.4%	(7.2)

All lines — current year	121.6%	27.4%	94.2
All lines — change in prior accident years	(1.9)%	(2.3)%	0.4

All lines — loss ratio	119.7%	25.1%	94.6

     Validus Re paid losses of $40.2 million and $12.7 million for the three months ended September 30, 2008 and 2007, respectively. Losses related to Hurricanes Ike and Gustav represent 90.9 and 10.5 percentage points of the property lines loss ratio, respectively, for the three months ended September 30, 2008. Validus Re experienced favorable development of $3.5 million during both three month periods ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2007, Validus Re incurred $10.0 million of loss expense attributable to flooding in parts of England, which represented 8.5 percentage points of the property lines loss ratio.

     Losses related to Hurricanes Ike and Gustav represent 122.7 and 5.0 percentage points of the marine lines loss ratio, respectively, for the three months ended September 30, 2008. The marine lines experienced adverse development in prior accident years loss ratio of $4.4 million, or 14.7 percentage points of the marine lines loss ratio, for the three months ended September 30, 2008.

The specialty lines include $5.3 million related to current year losses. These were partially offset by $1.6 million of favorable development relating to prior accident years.

     Talbot. Talbot losses and loss expenses for the three months ended September 30, 2008 were $101.4 million compared to $49.1 million for the three months ended September 30, 2007, an increase of $52.3 million, or 106.4%. The loss ratio was 64.2% and 34.2% for the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, Talbot incurred $26.2 million and $6.7 million of loss expense attributable to Hurricanes Ike and Gustav, which represent 16.6 and 4.2 percentage points of the loss ratio, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Three months ended September 30,		Percentage
	2008	2007	point change
Property — current year	139.0%	64.5%	74.5
Property — change in prior accident years	(0.2)%	(18.5)%	18.3

Property — loss ratio	138.8%	46.0%	92.8

Marine — current year	79.0%	57.0%	22.0

	Three months ended September 30,		Percentage
	2008	2007	point change
Marine — change in prior accident years	(17.2)%	(12.3)%	(4.9)

Marine — loss ratio	61.8%	44.7%	17.1

Specialty — current year	41.3%	31.8%	9.5
Specialty — change in prior accident years	(19.1)%	(14.5)%	(4.6)

Specialty — loss ratio	22.2%	17.3%	4.9

All lines — current year	78.5%	48.8%	29.7
All lines — change in prior accident years	(14.3)%	(14.6)%	0.3

All lines — loss ratio	64.2%	34.2%	30.0
     Losses related to Hurricanes Ike and Gustav represent 46.3 and 11.3 percentage points of the property lines loss ratio, respectively, for the three months ended September 30, 2008. The property lines include $45.5 million related to current year losses. During the three months ended September 30, 2007, Talbot incurred $11.1 million of loss expense attributable to flooding in parts of England, which represented 34.4 percentage points of the property lines loss ratio.
     Losses related to Hurricanes Ike and Gustav represent 14.7 and 3.5 percentage points of the marine lines loss ratio, respectively, for the three months ended September 30, 2008. The marine lines include $56.3 million related to current year marine losses. These were partially offset by $12.3 million of favorable development relating to prior accident years. The current year loss ratio has increased due mainly to energy and marine treaty losses following Hurricanes Ike and Gustav. There has been favorable development on the hull line due to lower than anticipated attritional losses. There has also been favorable developments on the energy account in respect of Hurricane Katrina and due to a removal of a reserved loss on a political risk claim.
     The specialty lines include $22.3 million relating to current year losses offset by $10.3 million due to favorable development on prior accident year reserves. The favorable development was due principally to a reduction in the war line ratios due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended September 30, 2008 were $60.4 million compared to $50.9 million for the three months ended September 30, 2007, an increase of $9.5 million or 18.6%. The increase in policy acquisition costs was due primarily to an increase for Validus Re of $8.4 million.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$24,189	40.0%	$21,503	42.2%	12.5%
Marine	20,796	34.4%	13,349	26.2%	55.8%
Specialty	15,440	25.6%	16,093	31.6%	(4.1)%

Total	$60,425	100.0%	$50,945	100.0%	18.6%

     Validus Re. Validus Re policy acquisition costs for the three months ended September 30, 2008 were $26.5 million compared to $18.2 million for the three months ended September 30, 2007, an increase of $8.4 million or 46.0%.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$19,027	71.8%	$14,799	81.5%	28.6%
Marine	4,990	18.8%	1,306	7.2%	282.1%
Specialty	2,503	9.4%	2,056	11.3%	21.7%

Total	$26,520	100.0%	$18,161	100.0%	46.0%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2008 and 2007 were 14.6% and 11.9%, respectively. The policy acquisition ratio increased largely due to 1.7 and 10.2 percentage point increases on the policy acquisition ratios for the property and marine lines, respectively. The increase in the marine policy acquisition ratio was due to ceding commissions earned during the three months ended September 30, 2007 which were absent during the three months ended September 30, 2008 due to hurricane losses.
Talbot. Talbot policy acquisition costs for the three months ended September 30, 2008 were $34.0 million compared to $32.8 million for the three months ended September 30, 2007, an increase of $1.2 million or 3.8%.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition	%
	Costs	Costs %	Costs	Costs %	Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$5,283	15.5%	$6,704	20.5%	(21.2)%
Marine	15,806	46.5%	12,043	36.7%	31.3%
Specialty	12,937	38.0%	14,037	42.8%	(7.8)%

Total	34,026	100.0%	$32,784	100.0%	3.8%

     Policy acquisition cost ratios were 21.5% and 22.8%, respectively, for the three month periods ended September 30, 2008 and 2007. Policy acquisition costs as a percent of gross premiums earned were 19.1% and 19.7%, respectively, for the three month periods ended September 30, 2008 and 2007.
General and Administrative Expenses
     General and administrative expenses for the three months ended September 30, 2008 were $30.1 million compared to $41.8 million for the three months ended September 30, 2007, a decrease of $11.7 million or 27.9%. The decrease was primarily a result of reduced Talbot expenses.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative	%
	Expenses	Expenses (%)	Expenses	Expenses (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$7,972	26.4%	$9,527	22.8%	(16.3)%
Talbot	17,851	59.3%	25,258	60.4%	(29.3)%
Corporate & Eliminations	4,297	14.3%	7,008	16.8%	(38.7)%

Total	$30,120	100.0%	$41,793	100.0%	(27.9)%

     General and administrative expense ratios for the three month periods ended September 30, 2008 and 2007 were 10.6% and 16.2%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
	Expenses	Premiums	Expenses	Premiums
	(Dollars in thousands)		(Dollars in thousands)
General and Administrative	$30,120	8.8%	$41,793	14.1%
Share Compensation	6,012	1.8%	6,132	2.1%

Total	$36,132	10.6%	$47,925	16.2%

     General and administrative expenses of $30.1 million in the three months ended September 30, 2008 represents 8.8 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended September 30, 2008 were $8.0 million compared to $9.5 million for the three months ended September 30, 2007, a decrease of $1.6 million or 16.3%. General and administrative expenses have decreased primarily as a result of reduced profit-related bonus expenses and salary costs despite the increase in staff to 86 at September 30, 2008 from 62 at September 30, 2007. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three month periods ended September 30, 2008 and 2007 were 4.4% and 6.3%, respectively.
Talbot. Talbot general and administrative expenses were $17.9 million and $25.3 million for the three months ended September 30, 2008 and 2007. General and administrative expenses have decreased primarily as a result of reduced salary costs of $4.7 million, as the three months ended September 30, 2007 included charges for one-off bonuses related to the acquisition of Talbot by the Company. The three months ended September 30, 2007 also included a reversal of deferred expenses of $5.2 million. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2008 and 2007 were 11.3% and 17.6%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the three months ended September 30, 2008 were $4.3 million compared to $7.0 million for the three months ended September 30, 2007, a decrease of $2.7 million or 38.7%. Corporate general and administrative expenses have decreased primarily as a result of reduced profit related bonus expenses. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the three months ended September 30, 2008 was $6.0 million compared to $6.1 million for the three months ended September 30, 2007, a decrease of $0.1 million or 2.0%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three months ended		Three months ended
	September 30, 2008		September 30, 2007
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation	%
	Expense	Expense (%)	Expense	Expense (%)	Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$1,809	30.1%	$1,281	20.9%	41.2%
Talbot	1,164	19.4%	731	11.9%	59.2%
Corporate & Eliminations	3,039	50.5%	4,120	67.2%	(26.2)%

Total	$6,012	100.0%	$6,132	100.0%	(2.0)%

     Share compensation expense of $6.0 million in the three months ended September 30, 2008 represents 1.8 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the three months ended September 30, 2008 was $1.8 million compared to $1.3 million for the three months ended September 30, 2007. This increase of $0.5 million or 41.2% was due principally to an increase in staff to 86 at September 30, 2008 from 62 at September 30, 2007. Share compensation expense as a percent of net premiums earned for the three month periods ended September 30, 2008 and 2007 were 1.0% and 0.8%, respectively.

Talbot. Talbot share compensation expense for the three months ended September 30, 2008 and 2007 was $1.2 million and $0.7 million, respectively. Share compensation expense as a percent of net premiums earned for the three month periods ended September 30, 2008 and September 30, 2007 was 0.7% and 0.5%, respectively.
Corporate & Eliminations. Corporate share compensation expense for the three months ended September 30, 2008 was $3.0 million compared to $4.1 million for the three months ended September 30, 2007, a decrease of $1.1 million or 26.2%. The decrease was primarily a result of $1.2 million in respect of the Employee Seller shares issued to Talbot employees as part of the acquisition of Talbot by the Company.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2008 and 2007.

	Three months ended	Three months ended	Percentage
	September 30, 2008	September 30, 2007	point change
Losses and loss expenses ratio	93.9%	29.5%	64.4
Policy acquisition cost ratio	17.8%	17.3%	0.5
General and administrative expense ratio(1)	10.6%	16.2%	(5.6)

Expense ratio	28.4%	33.5%	(5.1)

Combined ratio	122.3%	63.0%	59.3

(1)	Includes general and administrative expense, and share compensation expense

	Three months ended	Three months ended	Percentage
Validus Re	September 30, 2008	September 30, 2007	point change
Losses and loss expenses ratio	119.7%	25.1%	94.6
Policy acquisition cost ratio	14.6%	11.9%	2.7
General and administrative expense ratio	5.4%	7.1%	(1.7)

Expense ratio	20.0%	19.1%	0.9

Combined ratio	139.7%	44.1%	95.5

	Three months ended	Three months ended	Percentage
Talbot	September 30, 2008	September 30, 2007	point change
Losses and loss expenses ratio	64.2%	34.2%	30.0
Policy acquisition cost ratio	21.5%	22.8%	(1.3)
General and administrative expense ratio	12.0%	18.1%	(6.1)

Expense ratio	33.5%	40.9%	(7.4)

Combined ratio	97.7%	75.2%	22.6

Underwriting (Loss) Income
     Underwriting loss for the three months ended September 30, 2008 was $75.7 million compared to income of $109.4 million for the three months ended September 30, 2007, a change of $185.1 million or 169.2%.

	Three months ended	% of Sub	Three months ended	% of Sub
	September 30, 2008	total	September 30, 2007	total	% Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$(71,986)	(105.1)%	$84,893	70.4%	(184.8)%
Talbot	3,506	5.1%	35,628	29.6%	(90.2)%

Sub total	(68,480)	100.0%	120,521	100.0%	(156.8)%

Corporate & Eliminations	(7,215)		(11,128)		(35.2)%

Total	$(75,695)		$109,393		(169.2)%

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), other income, finance expenses, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses), fair value of warrants issued and Aquiline termination fee.

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Underwriting (loss) income	$(75,695)	$109,393
Net investment income	36,379	36,560
Other income	1,269	1,330
Finance expenses	(14,517)	(17,886)
Net realized (losses) gains on investments	(13,667)	1,010
Net unrealized gains (losses) on investments	(14,649)	7,681
Foreign exchange gains (losses)	(44,933)	5,818
Fair value of warrants issued	—	(2,893)
Aquiline termination fee	—	(3,000)

Net income before taxes	$(125,813)	$138,013

     Underwriting (loss) income indicates the performance of the Company’s core underwriting function, excluding revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance business. Underwriting profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing and loss frequency and severity. Underwriting profitability over time is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses. The Company believes that underwriting income provides investors with a valuable measure of profitability derived from underwriting activities.
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
     Underwriting (loss) income should not be viewed as a substitute for U.S. GAAP net income as there are inherent material limitations associated with the use of underwriting income as compared to using net income, which is the most directly comparable U.S. GAAP financial measure. The most significant limitation is the ability of users of the financial information to make comparable assessments of underwriting income with other companies, particularly as underwriting income may be defined or calculated differently by other companies. Therefore, the Company provides more prominence in this filing to the use of the most comparable U.S. GAAP financial measure, net income, which includes the reconciling items in the table above. The Company compensates for these limitations by providing both clear and transparent disclosure of net income and reconciliation of underwriting income to net income.
Net Investment Income
     Net investment income for the three months ended September 30, 2008 was $36.4 million compared to $36.6 million for the three months ended September 30, 2007, a decrease of $0.2 million or 0.5%. Net investment income decreased as a result of reduced market yields. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended September 30, 2008 and 2007 are as presented below.

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$32,443	$24,076	34.8%
Securities lending income	261	59	342.4%
Cash and cash equivalents	4,308	13,252	(67.5)%

Total investment income	37,012	37,387	(1.0)%
Investment expenses	(633)	(827)	(23.5)%

Net investment income	$36,379	$36,560	(0.5)%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three month periods ended September 30, 2008 and September 30, 2007 were $0.3 million and $0.5 million, respectively. Investment management fees earned by GSAM for the three month periods ended September 30, 2008 and September 30, 2007 were $0.3 million and $0.2 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 4.5% and 5.1% for the three months ended September 30, 2008 and 2007, respectively, and the average duration at September 30, 2008 was 2.2 years (December 31, 2007 — 2.0 years).
Finance Expenses
     Finance expenses for the three months ended September 30, 2008 were $14.5 million compared to $17.9 million for the three months ended September 30, 2007, a decrease of $3.4 million or 18.8%. The lower finance expenses in 2008 were attributable primarily to the following:
•	$0.8 million decrease on the 8.480% Junior Subordinated Deferrable Debentures; and

•	$1.4 million decrease on Talbot third party FAL facility.
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007	% Change
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,593	0.2%
8.480% Junior Subordinated Deferrable Debentures	3,509	4,294	(18.3)%
Credit facilities	218	1,141	(80.9)%
Talbot FAL facilities	44	—	NM
Talbot other interest	(194)	76	(356.6)%
Talbot third party FAL facility	7,352	8,782	(16.3)%

Total	$14,517	$17,886	(18.8)%

NM	Not Meaningful
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
     The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three months ended September 30
			Total Syndicate		FAL Finance Charges as
	FAL Finance Charges		Profit		% of Total Syndicate Profit
Underwriting Year of Account	2008	2007	2008	2007	2008	2007 (1)
	(Dollars in thousands)
2005 (1)	$—	$4,744	$—	$31,295	NM	15.2%
2006 (1)	4,801	3,223	12,614	9,334	38.1%	34.5%
2007	2,551	815	5,583	5,234	45.7%	15.6%
2008	—	—	(19,051)	—	—	NM

Total	$7,352	$8,782	$(854)	$45,863	(860.9)%	19.1%

Percentage excluding years in deficit					NM	19.1%

(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM	Not meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. Both the 2005 and 2007 years of account were in cumulative loss positions at September 30, 2007 and so provisions for only fixed elements of FAL finance charges were made.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Three months ended September 30
	2008	2007
	(Dollars in thousands)
Total syndicate profit	$(854)	$49,455
FAL Finance expenses	(7,352)	(8,782)
Managing agent’s fee (1)	2,302	2,474
Managing agent’s profit commission (2)	3,241	6,624
Investment income (3)	2,613	4,497
Other segment operating expenses, net (4)	(10,291)	(7,903)
Company share compensation	(1,163)	(731)
Intangible amortization	(1,040)	(1,040)
Income tax expense	(457)	(1,480)

Talbot segment net (loss) income	$(13,001)	$43,114

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.

(4)	Includes Talbot Holdings Ltd share option expenses.
Net Realized (Losses) Gains on Investments
     Net realized losses on investments for the three months ended September 30, 2008 were $13.7 million compared to gains of $1.0 million for the three months ended September 30, 2007. Net realized losses resulted primarily from the sale of fixed maturity investments in certain financial institutions.
Net Unrealized (Losses) Gains on Investments
     Net unrealized losses on investments for the three months ended September 30, 2008 were $14.6 million compared to gains of $7.7 million for the three months ended September 30, 2007. The net unrealized losses in the three months ended September 30, 2008 resulted primarily from market value declines due to spreads widening as a result of extreme volatility in the financial markets.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended September 30, 2008 and 2007, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007. During the three months ended September 30, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value measurement process for the identified non-Agency RMBS securities resulted in a $16.5 million reduction in net unrealized loss on investments for the three months ended September 30, 2008. Further details are provided in the Investments section below.
Foreign Exchange (Losses) Gains
     Foreign exchange losses for the three month period ended September 30, 2008 were $44.9 million compared to gains of $5.8 million for the three months ended September 30, 2007, a change of $50.8 million. The foreign exchange losses during the three months ended September 30, 2008 were due to a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $89.3 million. This balance consisted of British pound sterling and Canadian dollars of approximately $81.0 million and $8.3 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended September 30, 2008, this translation process resulted in foreign exchange losses that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

     The following table presents results of operations for the three and nine months ended September 30, 2008 and 2007 and the pro forma results of operations for the nine months ended September 30, 2007:

	Three months	Three months	Nine months
	ended	ended	ended
	September 30,	September 30,	September 30,	Nine months ended
	2008	2007	2008	September 30, 2007
	Actual	Actual	Actual	Actual	Pro Forma (1)
	(Dollars in thousands)			(Dollars in thousands)
Gross premiums written	$269,236	$245,271	$1,170,749	$797,641	$1,186,952
Reinsurance premiums ceded	(35,139)	(7,906)	(121,438)	(65,644)	(142,267)

Net premiums written	234,097	237,365	1,049,311	731,997	1,044,685
Change in unearned premiums	105,229	58,161	(108,823)	(191,949)	(219,802)

Net premiums earned	339,326	295,526	940,488	540,048	824,883

Losses and loss expenses	318,464	87,263	580,578	176,426	319,640
Policy acquisition costs	60,425	50,945	173,545	81,000	142,466
General and administrative expenses	30,120	41,793	101,139	64,088	107,684
Share compensation expense	6,012	6,132	19,818	10,054	12,389

Total underwriting expenses	415,021	186,133	875,080	331,568	582,179

Underwriting (loss) income (2)	(75,695)	109,393	65,408	208,480	242,704
Net investment income	36,379	36,560	108,857	74,799	94,680
Other income	1,269	1,330	3,666	1,330	3,495
Finance expenses	(14,517)	(17,886)	(48,796)	(26,331)	(52,222)

Operating income before taxes	(52,564)	129,397	129,135	258,278	288,657

Taxes	487	1,488	4,992	1,527	2,724

Operating (loss) income after tax	(53,051)	127,909	124,143	256,751	285,933

Net realized (losses) gains on investments	(13,667)	1,010	(8,348)	823	(406)
Net unrealized (losses) gains on investments	(14,649)	7,681	(72,608)	3,136	3,135
Realized gain on repurchase of debentures	—	—	8,752	—	—
Foreign exchange (losses) gains	(44,933)	5,818	(35,843)	9,210	10,393
Fair value of warrants issued	—	(2,893)	—	(2,893)	(2,893)
Aquiline termination fee	—	(3,000)	—	(3,000)	(3,000)

Net (loss) income after taxes	$(126,300)	$136,525	$16,096	$264,027	$293,162

Comprehensive (loss) income
Foreign currency translation adjustments	(1,556)	(640)	(1,479)	(640)	—

Comprehensive (loss) income	$(127,856)	$135,885	$14,617	$263,387	$293,162

Selected ratios
Net premiums written/ Gross premiums written	86.9%	96.8%	89.6%	91.8%	88.0%
Losses and loss expenses ratio	93.9%	29.5%	61.7%	32.7%	38.7%
Policy acquisition cost ratio	17.8%	17.3%	18.5%	15.0%	17.3%
General and administrative expense ratio	10.6%	16.2%	12.9%	13.7%	14.6%

Expense ratio	28.4%	33.5%	31.4%	28.7%	31.9%

Combined ratio	122.3%	63.0%	93.1%	61.4%	70.6%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pro forma results of operations including Talbot are presented for the three and nine months ended September 30, 2007 for comparative purposes only.

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

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007 (1)	2008	2007 (1)
	(Dollars in thousands)		(Dollars in thousands)
VALIDUS RE
Gross premiums written	$125,029	$102,229	$643,898	$654,599
Reinsurance premiums ceded	(36,286)	(7,291)	(61,237)	(65,029)

Net premiums written	88,743	94,938	582,661	589,570
Change in unearned premiums	92,653	57,055	(93,498)	(193,055)

Net premiums earned	181,396	151,993	489,163	396,515

Losses and loss expenses	217,081	38,131	324,673	127,294
Policy acquisition costs	26,520	18,161	72,232	48,216
General and administrative expenses	7,972	9,527	27,306	23,553
Share compensation expense	1,809	1,281	4,632	2,824

Total underwriting expenses	253,382	67,100	428,843	201,887

Underwriting (loss) income (2)	(71,986)	84,893	60,320	194,628

TALBOT
Gross premiums written	$157,307	$143,042	$556,335	$143,042
Reinsurance premiums ceded	(11,953)	(615)	(89,685)	(615)

Net premiums written	145,354	142,427	466,650	142,427
Change in unearned premiums	12,576	1,106	(15,325)	1,106

Net premiums earned	157,930	143,533	451,325	143,533

Losses and loss expenses	101,383	49,132	255,905	49,132
Policy acquisition costs	34,026	32,784	101,458	32,784
General and administrative expenses	17,851	25,258	58,561	25,258
Share compensation expense	1,164	731	3,266	731

Total underwriting expenses	154,424	107,905	419,190	107,905

Underwriting income (2)	3,506	35,628	32,135	35,628

CORPORATE & ELIMINATIONS
Gross premiums written	$(13,100)	$—	$(29,484)	$—
Reinsurance premiums ceded	13,100	—	29,484	—

Net premiums written	—	—	—	—
Policy acquisition costs	(121)	—	(145)	—
General and administrative expenses	4,297	7,008	15,272	15,277
Share compensation	3,039	4,120	11,920	6,499

Total underwriting expenses	7,215	11,128	27,047	21,776

Underwriting loss (2)	(7,215)	(11,128)	(27,047)	(21,776)

Total underwriting (loss) income (2)	$(75,695)	$109,393	$65,408	$208,480

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

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

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     Net income for the nine months ended September 30, 2008 was $16.1 million compared to net income of $264.0 million for the nine months ended September 30, 2007, a decrease of $247.9 million or 93.9%. The primary factors driving the change in net income were:
•
Decrease in underwriting income of $143.1 million due primarily to losses and loss expense of $183.4 million and $22.1 million, respectively, as a result of Hurricanes Ike and Gustav. These losses were offset by the benefit of earning premiums on business written in 2007 and 2006, and increased earned reinstatement premiums as a result of Hurricanes Ike and Gustav;

•
Decrease in net unrealized (losses) gains on investments of $75.7 million as a result of market value declines due to interest rate movements and widening credit spreads resulting from the extreme volatility in the financial markets;

•
Decrease in foreign exchange (losses) gains of $45.1 million due principally to third quarter declines in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency; and

•
Increased finance expenses of $22.5 million, resulting primarily from an increase of $6.9 million in finance expense on the 8.480% Junior Subordinated Deferrable Debentures and $17.0 million of Talbot Funds at Lloyd’s (“FAL”) finance expense.

     The changes noted above were partially offset by increased net investment income of $34.1 million as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio.
     The decrease in net income for the nine months ended September 30, 2008 of $247.9 million is described in the following table:

	Nine months ended September 30, 2008
	Increase (decrease) over the nine months ended September 30, 2007
			Corporate
			and other
			reconciling
	Validus Re	Talbot	items	Total
	(Dollars in thousands)
Hurricanes Ike and Gustav — net losses and loss expenses	$(172,635)	$(32,878)	$—	$(205,513)
Hurricanes Ike and Gustav — net reinstatement premiums	19,268	392	—	19,660
Other underwriting (loss) income items	19,059	28,993	(5,271)	42,781

Underwriting (loss) income	(134,308)	(3,493)	(5,271)	(143,072)
Net investment income (loss)	15,794	21,085	(2,821)	34,058
Other income (loss)	145	2,336	(145)	2,336
Finance expenses	488	(16,963)	(5,990)	(22,465)

	(117,881)	2,965	(14,227)	(129,143)

Taxes	(31)	(3,434)	—	(3,465)

	(117,912)	(469)	(14,227)	(132,608)

Realized gain on repurchase of debentures	—	—	8,752	8,752
Net (losses) realized gains on investments	(14,646)	5,475	—	(9,171)
Net (losses) unrealized gains on investments	(59,953)	(15,791)	—	(75,744)
Foreign (losses) exchange gains	(23,411)	(21,642)	—	(45,053)
Fair value of warrants issued	—	—	2,893	2,893
Aquiline termination fee	—	—	3,000	3,000

Net income	$(215,922)	$(32,427)	$418	$(247,931)

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Gross Premiums Written
     Gross premiums written for the nine months ended September 30, 2008 were $1,170.7 million compared to $797.6 million for the nine months ended September 30, 2007, an increase of $373.1 million or 46.8%. The increase in gross premiums written was driven primarily by the addition of Talbot which contributed $413.3 million. The increase from Talbot was partially offset by decreases in Validus Re’s property and marine lines of $10.1 and $6.7 million, respectively, as discussed below. Details of gross premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$577,976	49.4%	$510,643	64.0%	13.2%
Marine	335,856	28.7%	173,659	21.8%	93.4%
Specialty	256,917	21.9%	113,339	14.2%	126.7%

Total	$1,170,749	100.0%	$797,641	100.0%	46.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re gross premiums written for the nine months ended September 30, 2008 were $643.9 million compared to $654.6 million for the nine months ended September 30, 2007, a decrease of $10.7 million or 1.6%. Excluding reinstatement premiums written of $19.3 million as a result of Hurricanes Ike and Gustav, gross premiums written for the nine months ended September 30, 2008 were $624.6 million, a decrease of $30.0 million, or 4.6% compared to the nine months ended September 30, 2007. Details of Validus Re gross premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
	Gross premiums	Gross premiums	Gross premiums	Gross premium
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$471,963	73.3%	$482,093	73.7%	(2.1)%
Marine	111,945	17.4%	118,643	18.1%	(5.6)%
Specialty	59,990	9.3%	53,863	8.2%	11.4%

Total	$643,898	100.0%	$654,599	100.0%	(1.6)%

     Premium rates in most lines haves declined during the nine months ended September 30, 2008. As a result of the Company’s decision to grow revenue only when returns meet or exceed internal requirements, gross premiums written on the property and marine lines decreased in comparison to the nine months ended September 30, 2007. The decreases on property and marine lines were offset by $15.2 million and $4.1 million of reinstatement premiums written as a result of Hurricanes Ike and Gustav, respectively.
     Talbot. In the nine months ended September 30, 2008, Talbot gross premiums written were $556.3 million compared to $544.2 million for the nine months ended September 30, 2007, an increase of $12.1 million or 2.2%. Details of gross premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007(1)
	Gross premiums	Gross premiums	Gross premiums	Gross premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$122,984	22.1%	$130,618	24.0%	(5.8)%
Marine	230,777	41.5%	205,002	37.7%	12.6%
Specialty	202,574	36.4%	208,608	38.3%	(2.9)%

Total	$556,335	100.0%	$544,228	100.0%	2.2%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

     The increase in gross premiums written was due primarily to a $25.8 million increase on the marine lines. This increase is offset by reductions in the property and specialty lines. The property line decreased by $7.6 million due principally to difficult trading conditions experienced by the direct property lines. The specialty line decreased by $6.0 million due principally to lower premium on the war and financial institutions account, offset by additional premiums on the accident and health and bloodstock and livestock lines.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the nine months ended September 30, 2008 were $121.4 million compared to $65.6 million for the nine months ended September 30, 2007, an increase of $55.8 million or 85.0%. The increase in reinsurance premiums ceded was due primarily to the addition of Talbot which contributed $89.1 million. The increase from Talbot was partially offset by an inter-segmental elimination of $29.5 million and a $3.8 million decrease in Validus Re reinsurance premiums ceded, as discussed below.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$47,719	39.2%	$31,380	47.8%	52.1%
Marine	36,616	30.2%	32,169	49.0%	13.8%
Specialty	37,103	30.6%	2,095	3.2%	1,671.0%

Total	$121,438	100.0%	$65,644	100.0%	85.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re reinsurance premiums ceded for the nine months ended September 30, 2008 were $61.2 million compared to $65.0 million for the nine months ended September 30, 2007, a decrease of $3.8 million or 5.8%.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$37,158	60.7%	$31,396	48.3%	18.4%
Marine	23,526	38.4%	32,208	49.5%	(27.0)%
Specialty	553	0.9%	1,425	2.2%	(61.2)%

Total	$61,237	100.0%	$65,029	100.0%	(5.8)%

     The decrease in Validus Re reinsurance premiums ceded was due primarily to a decrease in the marine lines of $8.7 million, or 27.0% offset by an increase in property lines of $5.8 million or 18.4%.
Talbot. Talbot reinsurance premiums ceded for the nine months ended September 30, 2008 were $89.7 million compared to $89.1 million for the nine months ended September 30, 2007, an increase of $0.6 million.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007(1)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$27,532	30.7%	$23,401	26.3%	17.7%
Marine	19,956	22.3%	19,922	22.4%	0.2%
Specialty	42,197	47.0%	45,791	51.3%	(7.8)%

Total	$89,685	100.0%	$89,114	100.0%	0.6%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

NM	Not Meaningful
     The structure of the 2008 reinsurance program changed from the 2007 program. Less excess of loss coverage was purchased at lower levels, resulting in increased retention. However, the reduction has been partly offset by increased premiums ceded as a result of a surplus treaty and quota share contracts with Validus Re.
Net Premiums Written
     Net premiums written for the nine months ended September 30, 2008 were $1,049.3 million compared to $732.0 million for the nine months ended September 30, 2007, an increase of $317.3 million or 43.3%. Details of net premiums written by line of business are provided below. The increase in net premiums written was driven primarily by the consolidation of Talbot which contributed $324.2 million.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$530,257	50.6%	$479,263	65.5%	10.6%
Marine	299,240	28.5%	141,490	19.3%	111.5%
Specialty	219,814	20.9%	111,244	15.2%	97.6%

Total	$1,049,311	100.0%	$731,997	100.0%	43.3%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     Validus Re. Validus Re net premiums written for the nine months ended September 30, 2008 were $582.7 million compared to $589.6 million for the nine months ended September 30, 2007, a decrease of $6.9 million or 1.2%. Details of net premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$434,805	74.6%	$450,697	76.4%	(3.5)%
Marine	88,419	15.2%	86,435	14.7%	2.3%
Specialty	59,437	10.2%	52,438	8.9%	13.3%

Total	$582,661	100.0%	$589,570	100.0%	(1.2)%

     The ratio of net premiums written to gross premiums written was 90.5% and 90.1% for the nine month periods ended September 30, 2008 and 2007, respectively.

     Talbot. Talbot net premiums written for the nine months ended September 30, 2008 were $466.7 million compared to $455.1 million for the nine months ended September 30, 2007, an increase of $11.6 million or 2.5%. Details of net premiums written by line of business are provided below.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007(1)
	Net premiums	Net premiums	Net premiums	Net premiums
	written	written (%)	written	written (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$95,452	20.5%	$107,217	23.6%	(11.0)%
Marine	210,821	45.1%	185,080	40.7%	13.9%
Specialty	160,377	34.4%	162,817	35.7%	(1.5)%

Total	$466,650	100.0%	$455,114	100.0%	2.5%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

     The increase in net premiums written was driven mainly by the increase in gross premiums written, explained above. The ratio of net premiums written to gross premiums written for the nine month periods ended September 30, 2008 and 2007 was 83.9% and 83.6%, respectively.
Change in Unearned Premiums
     Change in unearned premiums for the nine months ended September 30, 2008 was $108.8 million compared to $191.9 million for the nine months ended September 30, 2007, a decrease of $83.1 million or 43.3%.

	Nine months ended	Nine months ended
	September 30,	September 30,
	2008	2007	% Change
	(Dollars in thousands)
Change in gross unearned premium	$(150,532)	$(191,825)	(21.5)%
Change in prepaid reinsurance premium	41,709	(124)	NM

Net change in unearned premium	$(108,823)	$(191,949)	(43.3)%

NM	Not meaningful
     Validus Re. Validus Re’s change in unearned premiums for the nine months ended September 30, 2008 was $93.5 million compared to $193.1 million for the nine months ended September 30, 2007, a decrease of $99.6 million or 51.6%. This change was due primarily to the nonrenewal of a $49.0 million proportional global onshore energy contract recorded in January 2007 and the relative maturation of the Company’s risks-attaching business. The relationship between earned and written premiums will stabilize as the Company’s operating history lengthens past its third year.
     Talbot. The Talbot change in unearned premiums for the nine months ended September 30, 2008 was $15.3 million compared to $26.7 million for the nine months ended September 30, 2007.

	Nine months ended	Nine months ended
	September 30,	September 30,
	2008	2007(1)	% Change
	(Dollars in thousands)
Change in gross unearned premium	$(41,332)	$(46,781)	(11.7)%
Change in prepaid reinsurance premium	26,007	20,035	29.8%

Net change in unearned premium	$(15,325)	$(26,746)	(42.7)%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition.

The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.
     The increase in unearned premiums comprises $5.4 million of gross unearned premiums difference less $6.0 million in prepaid reinsurance premiums. The variance in change in gross unearned premiums between the nine month periods ended September 30, 2008 and 2007 arises from increases in gross premiums written together with a marginally delayed earnings pattern on the 2008 account compared to the 2007 account at the same stage. The variance in change in prepaid reinsurance premiums between the nine month periods ended September 30, 2008 and 2007 arises from an increase in quota share and surplus treaty spend; that has an earnings pattern consistent with gross premiums written.
Net Premiums Earned
     Net premiums earned for the nine months ended September 30, 2008 were $940.5 million compared to $540.0 million for the nine months ended September 30, 2007, an increase of $400.4 million or 74.1%. The increase in net premiums earned was driven primarily by the consolidation of Talbot which contributed $307.8 million and increased premiums earned at Validus Re which accounted for $92.6 million of the increase.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
	Earned	Earned %	Earned	Earned %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$452,655	48.2%	$331,767	61.4%	36.4%
Marine	274,110	29.1%	110,713	20.5%	147.6%
Specialty	213,723	22.7%	97,568	18.1%	119.1%

Total	$940,488	100.0%	$540,048	100.0%	74.1%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
Validus Re. Validus Re net premiums earned for the nine months ended September 30, 2008 were $489.2 million compared to $396.5 million for the nine months ended September 30, 2007, an increase of $92.6 million or 23.4%.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
	Earned	Earned %	Earned	Earned %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$361,027	73.8%	$299,458	75.5%	20.6%
Marine	75,109	15.4%	55,750	14.1%	34.7%
Specialty	53,027	10.8%	41,307	10.4%	28.4%

Total	$489,163	100.0%	$396,515	100.0%	23.4%

     The increase in net premiums earned reflects the benefit of earning premiums on business written in 2007 and 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.
     Talbot. Talbot net premiums earned for the nine months ended September 30, 2008 were $451.3 million compared to $428.4 million for the nine months ended September 30, 2007, an increase of $22.9 million or 5.4%.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
	Earned	Earned %	Earned	Earned %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$91,628	20.3%	$102,130	23.8%	(10.3)%
Marine	199,001	44.1%	169,504	39.6%	17.4%
Specialty	160,696	35.6%	156,734	36.6%	2.5%

Total	$451,325	100.0%	$428,368	100.0%	5.4%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

     The increase in net earned premium is due principally to increased gross premiums written on the marine line and a lower excess of loss reinsurance spend.
Losses and Loss Expenses
     Losses and loss expenses for the nine months ended September 30, 2008 were $580.6 million compared to $176.4 million for the nine months ended September 30, 2007, an increase of $404.2 million or 229.1%. During the nine months ended September 30, 2008, the Company incurred $183.4 million and $22.1 million of loss expense attributable to Hurricanes Ike and Gustav, which represent 19.5 and 2.4 percentage points of the loss ratio, respectively. Also, the consolidation of Talbot accounts for $206.8 million of the increase in loss expense. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, for the nine months ended September 30, 2008 and 2007 was 61.7% and 32.7%, respectively. Details of loss ratios by line of business are provided below.

	Nine months ended	Nine months ended	Percentage point
	September 30, 2008	September 30, 2007 (1)	change
Property	68.4%	32.7%	35.7
Marine	75.0%	39.1%	35.9
Specialty	30.5%	25.3%	5.2

All lines	61.7%	32.7%	29.0

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2008:

	Nine months ended September 30, 2008
	Validus Re	Talbot	Eliminations	Total
		(Dollars in thousands)
Gross reserves at period beginning	$196,814	$729,303	$—	$926,117
Losses recoverable at period beginning	—	(134,404)	—	(134,404)

Net reserves at period beginning	196,814	594,899	—	791,713
Incurred losses — current year	333,606	297,004	—	630,610
Incurred losses — change in prior accident years	(8,933)	(41,099)	—	(50,032)

Incurred losses	324,673	255,905	—	580,578

Paid losses	(81,525)	(170,024)	—	(251,549)
Foreign exchange	—	(21,361)	—	(21,361)

Net reserves at period end	439,962	659,419	—	1,099,381
Losses recoverable at period end	53,591	135,670	(15,798)	173,463

Gross reserves at period end	$493,553	$795,089	$(15,798)	$1,272,844

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. The increase in loss and loss expenses was due principally to Hurricanes Ike and Gustav and the consolidation of Talbot. Favorable loss development on prior years totaled $50.0 million. The $41.1 million favorable loss reserve development in the Talbot segment relates primarily to the 2006 and prior underwriting years as described below. The $8.9 million favorable loss reserve development in the Validus Re segment relates primarily to the property lines. Favorable loss reserve development benefitted the Company’s loss ratio for the nine months ended September 30, 2008 by 5.3 percentage points.
     The loss ratio in 2008 is not necessarily comparable to the 2007 loss ratio due to the consolidation of Talbot effective July 2, 2007. Prior to the three months ended September 30, 2008, Talbot had experienced a higher loss ratio than Validus Re in the periods since inception of Validus Re, attributable to the different mix of business written by Validus Re and Talbot. In periods of light natural catastrophe activity, Validus Re can generally be expected to have a lower loss ratio than Talbot. Conversely, in periods of heavy natural catastrophe activity, such as the nine months ended September 30, 2008, Validus Re can generally be expected to have a higher loss ratio than Talbot.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net losses from recent loss events may vary materially from estimates.
     At September 30, 2008 and September 30, 2007, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the nine months ended September 30, 2008.

	At September 30, 2008
			Total gross
			reserve for losses
	Gross case reserves	Gross IBNR	and loss expenses
	(Dollars in thousands)
Property	$233,297	$236,476	$469,733
Marine	261,644	309,672	571,316
Specialty	78,100	153,655	231,755

Total	$573,041	$699,803	$1,272,844

	At September 30, 2008
			Total net reserve
			for losses and
	Gross case reserves	Net IBNR	loss expenses
	(Dollars in thousands)
Property	$240,086	$224,804	$464,890
Marine	186,590	242,248	428,838
Specialty	68,340	137,313	205,653

Total	$495,016	$604,365	$1,099,381

     During the nine months ended September 30, 2008, the Company incurred losses related to Hurricanes Ike and Gustav of $183.4 million and $22.1 million, respectively, as detailed in the chart below.

		Net
	Net Losses and	Reinstatement	Net Effect on Net
	Loss Expenses (1)	Premiums	(Loss) Income (2)
Hurricane Ike

Validus Re — Hurricane Ike
Property	$120,286	$(13,867)	$106,419
Marine	36,778	(4,098)	32,680
Specialty	125	—	125

All lines	157,189	(17,965)	139,224

Talbot — Hurricane Ike
Property	15,161	(386)	14,775
Marine	10,478	(6)	10,472
Specialty	544	—	544

All lines	26,183	(392)	25,791

Total — Hurricane Ike
Property	135,447	(14,253)	121,194
Marine	47,256	(4,104)	43,152
Specialty	669	—	669

All lines	$183,372	$(18,357)	$165,015

Hurricane Gustav

Validus Re — Hurricane Gustav
Property	$13,946	$(1,303)	$12,643
Marine	1,500	—	1,500
Specialty	—	—	—

All lines	15,446	(1,303)	14,143

Talbot — Hurricane Gustav
Property	3,695	—	3,695
Marine	2,500	—	2,500
Specialty	500	—	500

All lines	6,695	—	6,695

Total — Hurricane Gustav
Property	17,641	(1,303)	16,338
Marine	4,000	—	4,000
Specialty	500	—	500

All lines	$22,141	$(1,303)	$20,838

Hurricanes Ike and Gustav

Property	$153,088	$(15,556)	$137,532
Marine	51,256	(4,104)	47,152
Specialty	1,169	—	1,169

All lines	$205,513	$(19,660)	$185,853

(1)	Net of reinsurance

(2)	Net effect on net (loss) income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.
     Validus Re. Validus Re losses and loss expenses for the nine months ended September 30, 2008 were $324.7 million compared to $127.3 million for the nine months ended September 30, 2007, an increase of $197.4 million or 155.1%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, for the nine months ended September 30, 2008 and 2007 was 66.4% and 32.1%, respectively. During the nine months ended September 30, 2008, Validus Re incurred $157.2 million and $15.4 million of loss expense attributable to Hurricanes Ike and Gustav, which represent 32.1 and 3.2 percentage points of the loss ratio, respectively. Validus Re’s property lines incurred 6.2 percentage points of the segment loss ratio, attributable to separately identified losses disclosed in Item 2 of the Quarterly Report on Form 10-Q for the three months ended March 31, 2008.
     During the nine months ended September 30, 2007, Validus Re’s property lines incurred $34.0 million of loss expense, or 8.6 percentage points of the segment loss ratio, attributable to Australian windstorms and flooding in parts of England; and $20.5 million of loss expense, or 5.2 percentage points of the segment loss ratio, attributable to windstorm Kyrill. Details of loss ratios by line of business and period of incurrence are provided below.

	Nine months ended September 30		Percentage
	2008	2007	point change
Property — current year	67.9%	35.7%	32.2
Property — change in prior accident years	(3.9)%	(4.4)%	0.5

Property — loss ratio	64.0%	31.3%	32.7

Marine — current year	93.1%	38.0%	55.1
Marine — change in prior accident years	9.7%	(4.5)%	14.2

Marine — loss ratio	102.8%	33.5%	69.3

Specialty — current year	35.0%	37.9%	(2.9)
Specialty — change in prior accident years	(3.8)%	(1.6)%	(2.2)

Specialty — loss ratio	31.2%	36.3%	(5.1)

All lines — current year	68.2%	36.2%	32.0
All lines — change in prior accident years	(1.8)%	(4.1)%	2.3

All lines — loss ratio	66.4%	32.1%	34.3
     Validus Re paid losses of $81.5 million and $41.3 million for the nine months ended September 30, 2008 and 2007, respectively. Validus Re experienced favorable development of $8.9 million and $16.3 million during the nine month periods ended September 30, 2008 and 2007, respectively. Losses related to Hurricanes Ike and Gustav represent $120.3 million or 33.3 percentage points of the property lines loss ratio and $13.9 million, or 3.9 percentage points of the property lines loss ratio, respectively, for the nine months ended September 30, 2008. Validus Re’s property lines also incurred $30.2 million, or 8.4 percentage points of the property lines loss ratio, attributable to separately identified losses disclosed in Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008; and $10.2 million, or 2.8 percentage points of the property lines loss ratio, attributable to certain U.S. storm and flood losses during the nine months ended September 30, 2008. The property lines also experienced favorable development of $14.2 million, or 3.9 percentage points, due to favorable development on the 2007 UK flood, Australian storm losses, and several other smaller events..
     During the nine months ended September 30, 2007, Validus Re’s property lines incurred $34.0 million, or 11.4 percentage points of the property lines loss ratio, attributable to Australian windstorms and flooding in parts of northern England; and $20.5 million of loss expense, or 6.8 percentage points of the property lines loss ratio, attributable to windstorm Kyrill.
     Losses related to Hurricanes Ike and Gustav represent $36.8 million, or 49.0 percentage points of the marine lines loss ratio and $1.5 million, or 2.0 percentage points of the marine lines loss ratio, respectively, for the nine months ended September 30, 2008. The marine lines experienced adverse development of $7.3 million of loss expense, or 9.7 percentage points of the marine lines loss ratio, due primarily to development on a 2007 off-shore drilling loss as well as attritional loss experience over the nine months ended September 30, 2008.
Talbot. Talbot losses and loss expenses for the nine months ended September 30, 2008 were $255.9 million compared to $191.6 million for the nine months ended September 30, 2007, an increase of $64.3 million or 33.5%. The loss ratio for the nine months ended September 30, 2008 and 2007 was 56.7% and 44.7%, During the nine months ended September 30, 2008, Talbot incurred $26.2 million and $6.7 million of loss expense attributable to

Hurricanes Ike and Gustav, which represent 5.8 and 1.5 percentage points of the loss ratio, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Nine months ended September 30		Percentage
	2008	2007	point change
Property — current year	93.3%	51.9%	41.4
Property — change in prior accident years	(7.2)%	(5.8)%	(1.4)

Property — loss ratio	86.1%	46.1%	40.0

Marine — current year	68.0%	57.0%	11.0
Marine — change in prior accident years	(3.5)%	(4.0)%	0.5

Marine — loss ratio	64.5%	53.0%	11.5

Specialty — current year	47.4%	40.2%	7.2
Specialty — change in prior accident years	(17.1)%	(5.2)%	(11.9)

Specialty — loss ratio	30.3%	35.0%	(4.7)

All lines — current year	65.8%	49.6%	16.2
All lines — change in prior accident years	(9.1)%	(4.9)%	(4.2)

All lines — loss ratio	56.7%	44.7%	12.0

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

     The property lines include $85.4 million related to current year event losses and $6.6 million of favorable development on prior accident year reserves. Losses related to Hurricanes Ike and Gustav represent $15.2 million or 16.5 percentage points of the property lines loss ratio and $3.7 million, or 4.0 percentage points of the property lines loss ratio, respectively, for the nine months ended September 30, 2008. As well, there were a significant number of non-catastrophe events in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. During the nine months ended September 30, 2007, Talbot incurred $20.0 million of loss expense attributable to flooding in parts of England, which represented 19.6 percentage points of the property lines loss ratio.
     The marine lines include $135.4 million related to current year losses and $7.1 million relating to prior accident years. Losses related to Hurricanes Ike and Gustav represent $10.5 million, or 5.3 percentage points of the marine lines loss ratio and $2.5 million, or 1.3 percentage points of the marine lines loss ratio, respectively, for the nine months ended September 30, 2008.
     The specialty lines include $76.2 million relating to current year losses offset by $27.4 million due to favorable development on prior accident year reserves. The increase in the current year loss ratio was due to several losses on the financial institutions line together with provisions in respect of sub-prime exposure. The reduction in the prior accident year ratio was due mainly to a reduction in the war line ratios due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line.
Policy Acquisition Costs
     Policy acquisition costs for the nine months ended September 30, 2008 were $173.5 million compared to $81.0 million for the nine months ended September 30, 2007, an increase of $92.5 million or 114.3%. Policy acquisition costs were higher due to $68.7 million resulting from the consolidation of Talbot and an increase at Validus Re which accounted for $24.0 million of the increase.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
		Policy	Policy	Policy
	Policy Acquisition	Acquisition	Acquisition	Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$71,147	41.0%	$44,953	55.5%	58.3%
Marine	55,941	32.2%	16,819	20.8%	232.6%
Specialty	46,457	26.8%	19,228	23.7%	141.6%

Total	$173,545	100.0%	$81,000	100.0%	114.3%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     Validus Re. Validus Re policy acquisition costs for the nine months ended September 30, 2008 were $72.2 million compared to $48.2 million for the nine months ended September 30, 2007, an increase of $24.0 million or 49.8%.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$54,437	75.4%	$38,249	79.3%	42.3%
Marine	10,496	14.5%	4,776	9.9%	119.8%
Specialty	7,299	10.1%	5,191	10.8%	40.6%

Total	$72,232	100.0%	$48,216	100.0%	49.8%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums earned in the nine months ended September 30, 2008 compared to the same period in 2007. Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2008 and 2007 were 14.8% and 12.2%, respectively, an increase of 2.6 percentage points. The policy acquisition ratio increased due principally to an increase in the policy acquisition ratio on property lines of 2.3 percentage points. A number of proportional property contracts that incepted during the nine months ended September 30, 2007 that carry a high acquisition cost ratio were at their peak earnings period. These contracts increase the acquisition cost ratio for the nine months ended September 30, 2008.
Talbot. Talbot policy acquisition costs for the nine months ended September 30, 2008 were $101.5 million compared to $94.2 million for the nine months ended September 30, 2007, an increase of $7.3 million or 7.6%.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	Policy Acquisition	Policy Acquisition	Policy Acquisition	Policy Acquisition
	Costs	Costs %	Costs	Costs %	% Change
	(Dollars in thousands)		(Dollars in thousands)
Property	$16,855	16.6%	$19,535	20.7%	(13.7)%
Marine	45,445	44.8%	37,448	39.8%	21.4%
Specialty	39,158	38.6%	37,266	39.5%	5.1%

Total	$101,458	100.0%	$94,249	100.0%	7.6%

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

     Policy acquisition cost ratios were 22.5% and 22.0%, respectively, for the nine month periods ended September 30, 2008 and 2007. Policy acquisition costs as a percent of gross earned premiums were 19.7% and 18.9%, respectively, for the nine month periods ended September 30, 2008 and 2007. This increase was due to higher brokerage rates on the bloodstock and accident and health accounts within the specialty class of business.

General and Administrative Expenses
     General and administrative expenses for the nine months ended September 30, 2008 were $101.1 million compared to $64.1 million for the nine months ended September 30, 2007, an increase of $37.1 million or 57.8%. The increase was primarily a result of Talbot expenses of $58.6 million.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$27,306	27.0%	$23,553	36.8%	15.9%
Talbot	58,561	57.9%	25,258	39.4%	131.9%
Corporate & Eliminations	15,272	15.1%	15,277	23.8%	NM

Total	$101,139	100.0%	$64,088	100.0%	57.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful
     General and administrative expense ratios for the nine month periods ended September 30, 2008 and 2007 were 12.9% and 13.7%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
	Expenses	Premiums	Expenses	Premiums
	(Dollars in thousands)		(Dollars in thousands)
General and Administrative	$101,139	10.8%	$64,088	11.8%
Share Compensation	19,818	2.1%	10,054	1.9%

Total	$120,957	12.9%	$74,142	13.7%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     General and administrative expenses of $101.1 million in the nine months ended September 30, 2008 represents 10.8 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the nine months ended September 30, 2008 were $27.3 million compared to $23.5 million for the nine months ended September 30, 2007, an increase of $3.7 million or 15.8%. The increase in expenses reflects the increase in staff to 86 at September 30, 2008 from 62 at September 30, 2007. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. The general and administrative expenses as a percent of net premiums earned for the nine month periods ended September 30, 2008 and 2007 were 5.6% and 5.9%, respectively.
Talbot. Talbot general and administrative expenses were $58.6 million and $71.9 million for the nine months ended September 30, 2008 and 2007. General and administrative expenses decreased as a result of lower Lloyd’s operating costs of $4.7 million due to lower rates of Central Fund charges and $2.7 million lower profit-related bonus expenses. This decrease is partly offset by $2.1 million of intangible asset amortization related to the Company’s acquisition of Talbot. The general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2008 and 2007 were 13.0% and 16.8%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the nine months ended September 30, 2008 were $15.3 million compared to $15.3 million for the nine months ended September 30, 2007. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the nine months ended September 30, 2008 was $19.8 million compared to $10.1 million for the nine months ended September 30, 2007, an increase of $9.8 million or 97.1%. The increase was a result of $6.3 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company and an increase of $5.4 million related to Corporate segment staff. This expense is non-cash and has no net effect on total shareholders’ equity, as it balanced by an increase in additional paid-in capital.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007 (1)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
	Expense	Expense (%)	Expense	Expense (%)	% Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$4,632	23.4%	$2,824	28.1%	64.0%
Talbot	3,266	16.5%	731	7.3%	346.8%
Corporate & Eliminations	11,920	60.1%	6,499	64.6%	83.4%

Total	$19,818	100.0%	$10,054	100.0%	97.1%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.
     Share compensation expense of $19.8 million in the nine months ended September 30, 2008 represents 2.1 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the nine months ended September 30, 2008 was $4.6 million compared to $2.8 million for the nine months ended September 30, 2007, an increase of $1.8 million or 64.0%. Share compensation expense as a percent of net premiums earned for the nine month periods ended September 30, 2008 and 2007 was 0.9% and 0.7%, respectively.
Talbot. Talbot share compensation expense for the nine months ended September 30, 2008 and September 30, 2007 was $3.3 million and $0.7 million, respectively. The increase was due to the 2008 cost being incurred for the full nine months whereas the 2007 cost covers the period from acquisition only as the awards were not granted until the third quarter. Share compensation expense as a percent of net premiums earned for the nine month period ended September 30, 2008 and September 30, 2007 was 0.7% and 0.2%, respectively.
Corporate & Eliminations. Corporate share compensation expense for the nine months ended September 30, 2008 was $11.9 million compared to $6.5 million for the nine months ended September 30, 2007, an increase of $5.4 million or 83.4%. The increase was primarily a result of $6.3 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2008 and 2007.

	Nine months ended	Nine months ended	Percentage
	September 30, 2008	September 30, 2007	point change
Losses and loss expenses ratio	61.7%	32.7%	29.0
Policy acquisition cost ratio	18.5%	15.0%	3.5
General and administrative expense ratio (1)	12.9%	13.7%	(0.8)

Expense ratio	31.4%	28.7%	2.7

Combined ratio	93.1%	61.4%	31.7

(1)	Includes general and administrative expense, and share compensation expense.

	Nine months ended	Nine months ended	Percentage
Validus Re	September 30, 2008	September 30, 2007	point change
Losses and loss expenses ratio	66.4%	32.1%	34.3
Policy acquisition cost ratio	14.8%	12.2%	2.6
General and administrative expense ratio	6.5%	6.6%	(0.1)

Expense ratio	21.3%	18.8%	2.5

Combined ratio	87.7%	50.9%	36.8

	Nine months ended	Nine months ended	Percentage
Talbot	September 30, 2008	September 30, 2007(1)	point change
Losses and loss expenses ratio	56.7%	34.2%	22.5
Policy acquisition cost ratio	22.5%	22.8%	(0.3)
General and administrative expense ratio	13.7%	18.1%	(4.4)

Expense ratio	36.2%	40.9%	(4.7)

Combined ratio	92.9%	75.2%	17.7

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

Underwriting Income
     Underwriting income for the nine months ended September 30, 2008 was $65.4 million compared to $208.5 million for the nine months ended September 30, 2007, a decrease of $143.1 million or 68.6%.

	Nine months ended	% of Sub	Nine months ended	% of Sub
	September 30, 2008	total	September 30, 2007	total	% Change
	(Dollars in thousands)		(Dollars in thousands)
Validus Re	$60,320	65.2%	$194,628	84.5%	(69.0)%
Talbot	32,135	34.8%	35,628	15.5%	(9.8)%

Sub total	92,455	100.0%	230,256	100.0%	(59.8)%

Corporate & Eliminations	(27,047)		(21,776)		24.2%

Total	$65,408		$208,480		(68.6)%

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), other income, realized gain on repurchase of debentures, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses), fair value of warrants issued and Aquiline termination fee.

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Underwriting income	$65,408	$208,480
Net investment income	108,857	74,799
Other income	3,666	1,330
Realized gain on repurchase of debentures	8,752	—
Finance expenses	(48,796)	(26,331)
Net realized (losses) gains on investments	(8,348)	823
Net unrealized gains (losses) on investments	(72,608)	3,136
Foreign exchange gains (losses)	(35,843)	9,210
Fair value of warrants issued	—	(2,893)
Aquiline termination fee	—	(3,000)

Net income before taxes	$21,088	$265,554

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
Net Investment Income
     Net investment income for the nine months ended September 30, 2008 was $108.9 million compared to $74.8 million for the nine months ended September 30, 2007, an increase of $34.1 million or 45.5%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot investment portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the nine months ended September 30, 2008 and 2007 is as presented below.

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	% Change
	(Dollars in thousands)
Fixed maturities and short-term investments	$98,654	$54,589	80.7%
Securities lending income	1,150	66	1642.4%
Cash and cash equivalents	11,524	22,025	(47.7)%

Total investment income	111,328	76,680	45.2%
Investment expenses	(2,471)	(1,881)	31.4%

Net investment income	$108,857	$74,799	45.5%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the nine month periods ended September 30, 2008 and September 30, 2007 were $1.2 million and $1.3 million, respectively. Investment management fees earned by GSAM for the nine month periods ended September 30, 2008 and September 30, 2007 were $1.0 million and $0.6 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield for the nine months ended September 30, 2008 and 2007 was 4.5% and 5.1%, respectively, and the average duration at September 30, 2008 was 2.2 years (December 31, 2007 — 2.0 years).
Finance Expenses
     Finance expenses for the nine months ended September 30, 2008 were $48.8 million compared to $26.3 million for the nine months ended September 30, 2007, an increase of $22.5 million or 85.3%. The higher finance expenses in 2008 were primarily attributable to the following:
•	Increased interest on the 8.480% Junior Subordinated Deferrable Debentures of $6.9 million; and

•	$17.0 million of FAL finance expense resulting from the consolidation of Talbot.
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Nine months	Nine months
	ended	ended
	September 30, 2008	September 30, 2007	% Change
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$10,765	$10,774	NM
8.480% Junior Subordinated Deferrable Debentures	11,517	4,598	150.5%
Credit facilities	692	2,101	67.1%
Talbot FAL facilities	169	—	NM
Talbot other interest	(81)	76	(207.9)%
Talbot third party FAL facility	25,734	8,782	193.0%

	$48,796	$26,331	85.3%

NM	Not Meaningful

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
     The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Nine months ended September 30
			Total Syndicate		FAL Finance Charges as %
	FAL Finance Charges		Profit		of Total Syndicate Profit
Underwriting Year of Account	2008	2007 (1)	2008	2007 (1)	2008	2007 (1)
		(Dollars in thousands)
2005 (2)	$—	$4,945	$—	$46,326	NM	10.7%
2006 (2)	14,288	19,504	40,080	55,825	35.6%	34.9%
2007	11,447	1,361	35,614	1,052	32.1%	129.4%
2008	—	—	(39,219)	—	NM	NM

Total	$25,735	$25,810	$36,475	$103,203	70.6%	25.0%

Percentage excluding years in deficit					NM	NM

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

(2)	The earliest year of account includes the run-off of prior (closed) years of account.

NM	Not meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. Both the 2005 and 2007 years of account were in cumulative loss positions at September 30, 2007 and so provisions for only fixed elements of FAL finance charges were made.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Nine months ended September 30
	2008	2007 (1)
	(Dollars in thousands)
Total syndicate profit	$36,475	$103,203
FAL Finance expenses	(25,735)	(25,810)
Managing agent’s fee (2)	7,130	7,276
Managing agent’s profit commission (3)	13,394	14,750
Investment income (4)	7,900	9,824
Other segment operating expenses, net (5)	(17,189)	(23,523)
Share compensation	(3,253)	(731)
Intangible amortization	(3,121)	(1,040)
Income tax expense	(4,914)	(2,674)

Talbot segment net income	$10,687	$81,275

(1)
The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the nine months ended September 30, 2007 for comparative purposes only.

(2)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(4)	On FAL and on non-syndicate cash balances.

(5)	Includes Talbot Holdings Ltd share option expenses
Net Realized Gains (Losses) on Investments
     Net realized losses on investments for the nine months ended September 30, 2008 were $8.3 million compared to gains of $0.8 million for the nine months ended September 30, 2007. Net realized gains resulted from the sale of fixed maturity investments in certain financial institutions.
Net Unrealized Gains (Losses) on Investments
     Net unrealized losses on investments for the nine months ended September 30, 2008 were $72.6 million compared to gains of $3.1 million for the nine months ended September 30, 2007. The net unrealized losses during the three months ended March 31, 2008 were due primarily to market value declines in the Company’s holding of AAA rated Alt-A non-Agency RMBS. The net unrealized losses during the six months ended September 30, 2008 were primarily from market value declines due to spreads widening as a result of extreme volatility in the financial markets.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended September 30, 2008 and 2007, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007. During the three months ended September 30, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value measurement process for the identified non-Agency RMBS securities resulted in a $16.5 million reduction in net unrealized loss on investments for the nine months ended September 30, 2008. Further details are provided in the Investments section below.
Realized Gain on Repurchase of Debentures
     On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.6 million plus accrued and unpaid interest of $0.5 million. The repurchase resulted in the recognition of a realized gain of $8.8 million for the nine months ended September 30, 2008.
Foreign Exchange (Losses) Gains

     Foreign exchange losses for the nine month period ended September 30, 2008 were $(35.8) million compared to gains of $9.2 million for the nine months ended September 30, 2007, a decrease of $45.1 million. Foreign exchange (losses) gains resulted from the effect of the fluctuation in foreign currency exchange rates on assets denominated in foreign currencies. The foreign exchange losses during the nine months ended September 30, 2008 were a result of the strengthening of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $89.3 million. This balance consisted of British pound sterling and Canadian dollars of approximately $81.0 million and $8.3 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended September 30, 2008, this translation process resulted in foreign exchange losses that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of investment income on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The Company’s portfolio is all fixed income including cash, short-term investments, agency paper and sovereign securities amounting to $1,961.4 million or 60.2% of total cash and investments. Details of the Company’s debt and financing arrangements at September 30, 2008 are provided below.

	Maturity Date /	In Use /
	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	—
$500,000 secured letter of credit facility	March 12, 2012	99,524
Talbot FAL facility	December 31, 2010	100,000
Talbot third party FAL facility	December 31, 2009	144,015

Total		$647,839

Capital Resources
     Shareholders’ equity at September 30, 2008 was $1,916.6 million.
     On March 17, 2008, June 5, 2008 and September 4, 2008, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, to holders of record on March 3, 2008, May 22, 2008 and August 21, 2008, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.
     On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.5 million, plus accrued and unpaid interest of $0.5 million. The repurchase resulted in the recognition of a realized gain of $8.8 million for the nine months ended September 30, 2008.
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
Recent accounting pronouncements
     Please refer to Note 2 to the consolidated financial statements (Part I, Item I) for further discussion of recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at September 30, 2008:

	Commitment	Outstanding
	(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	99,524
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility (1)	144,015	144,015

Total	$1,294,015	$647,839

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
     Substantially all of the fixed maturity investments held at September 30, 2008 were publicly traded. At September 30, 2008, the average duration of the Company’s fixed maturity portfolio was 2.2 years (December 31, 2007: 2.0 years) and the average rating of the portfolio was AAA (December 31, 2007: AAA), of which $2,097.1 million or 80.8% (December 31, 2007: $2,029.6 million or 84.2%) were rated AAA.
     Cash and cash equivalents and investments in Talbot of $1,023.2 million at September 30, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064.4 million). Total cash and cash equivalents and investments in Talbot were $1,137.9 million at September 30, 2008 (December 31, 2007: $1,093.9 million). 4
     As of September 30, 2008, the Company had approximately $9.6 million of asset-backed securities with sub-prime collateral and $5.6 million of insurance enhanced rated asset-backed securities that have no underlying credit ratings, representing 0.3% and 0.2% of total cash and investments, respectively.
     At September 30, 2008, the Company held $121.6 million of Alt-A RMBS. The Company’s Alt-A non-Agency RMBS allocation consists entirely of AAA rated securities.
     As of September 30, 2008, the Company had approximately $137.9 million invested in debt of U.S. Government sponsored agencies Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), as set forth below.

				% of Total Cash
	FNMA	FHLMC	Total	and Investments
	(Dollars in thousands)
Senior bonds	$72,943	$58,483	$131,426	4.0%
Subordinated debt	6,512	—	6,512	0.2%

Total	$79,455	$58,483	$137,938	4.2%

NM	Not meaningful
     At September 30, 2008, the $137.9 million market value of FNMA and FHLMC debt securities held by the Company was $0.1 million less than amortized cost. The Company’s investment guidelines do not permit purchases of equity securities and therefore the Company has no investment in common or preferred stock of FNMA or FHLMC. Similarly, the Company’s investment guidelines do not permit investment in derivatives and so the Company does not have exposure to FNMA or FHLMC through derivative contracts.
     Consistent with U.S. GAAP, the Company recognizes fixed maturity and short-term investments at their fair value in the consolidated balance sheets. Fair value is defined in FAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (“Level 1”) and unobservable inputs being the lowest level (“Level 3”). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs. All of the Company’s short-term investment and 95% of the Company’s fixed maturity fair value measurements have either quoted market prices or other observable inputs. Fair value measurements of certain non-Agency RMBS securities, representing 2.9% of the Company’s total assets, have primarily unobservable inputs. During the three months ended September 30, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Further details of FAS 157 and its application are presented in Note 3 to the consolidated financial statements (Part I, Item 1).
     The Company’s external investment accounting service provider receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. These independent pricing sources and are prioritized with respect to reliability to ensure that only the highest priority pricing inputs are used. The independent pricing sources are received via automated feeds from broker-dealers and pricing services. Pricing is also obtained from other external investment managers. This information is applied consistently across all portfolios. The Company’s external investment accounting service provider confirms and documents all prices received from broker-dealers on a daily basis for quality control and audit purposes.
     In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company’s external investment accounting service provider (supported by a SAS 70 Type II Report) in conjunction with regular discussion and analysis of the investment portfolio’s structure and performance. To date, management has not noted any issues or discrepancies related to investment valuation. The Company’s investment custodian performs independent monthly valuations of the investment portfolio using available market prices. Management obtains this information from the Company’s investment custodian’s internet-based reporting system and compares it to valuations received from the Company’s external investment accounting service provider.
     During the three months ended September 30, 2008, the Company identified certain non-Agency RMBS securities (“identified RMBS securities”) trading in inactive markets. The financial and mainstream press has provided continuous coverage of the credit crisis and the related impact on world markets. The Company’s external investment advisors have noted illiquidity and dislocation in the non-Agency RMBS market in the third quarter. In order to gauge market activity for the identified RMBS securities, management, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. Pricing services were the primary sources for the prices. Documentation provided by pricing services regarding the pricing of non-Agency RMBS indicated that Volatile CMO Tranche Evaluations are performed via a “proprietary evaluated pricing and prepayment model”. This matrix or option adjusted spread (“OAS”) model, uses a combination of Monte Carlo simulations and arbitrage analysis to determine prices. As a result, these securities were transferred to Level 3 assets with respect to the FAS 157 fair value hierarchy.
     Consistent with FSP FAS 157-3 market approach fair value measurements for securities trading in inactive markets are not determinative. In weighing the fair value measurements resulting from market approach and income approach valuation techniques the Company has placed less reliance on the market approach fair value measurements. The income approach valuation technique determines the fair value of each security on the basis of contractual cash flows, discounted using a risk-adjusted discount rate. As the proposed valuation technique incorporates both observable and significant unobservable inputs, these securities will be transferred to Level 3 assets with respect to the FAS 157 fair value hierarchy. The foundation for the income approach is the amount and timing of future cash flows.
     The Company examined several sources in the determination of an appropriate, risk-adjusted discount rate. In doing so, the Company concluded that liquidity risk was the primary driver of the discount rate as prepayment, default and credit risk are incorporated into the underlying cash flows and thus it is not appropriate to include the associated risks in the discount rate. The risk adjusted discount rate used in the income valuation calculation was 1 month USD LIBOR at September 30, 2008 plus a spread of 300 basis points, representing the historical spread for BBB securities. While the majority of the identified RMBS securities are rated AAA, a small number have been downgraded, mostly to BBB. The Company has conservatively used BBB as a benchmark in determining an appropriate discount rate.
     The change in fair value measurement for the identified RMBS securities resulted in a $16.5 million reduction in net unrealized losses on investments in the quarter. This reduction in net unrealized losses on investments resulted in a $16.5 million increase in shareholders’ equity as at September 30, 2008.

     Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company’s fixed maturity and short-term investments.
Cash Flows
     During the three months ended September 30, 2008 and 2007, the Company generated net cash from operating activities of $150.0 million and $220.7 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company generated net cash from operating activities of $397.4 million and $408.1 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
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
     As of September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $335.4 million and $444.7 million, respectively.
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
     As at September 30, 2008, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.2%, or approximately $64.3 million. As at September 30, 2008, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2% or approximately $63.5 million.
     As at September 30, 2007, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.3%, or approximately $23.4 million. As at September 30, 2007, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.2% or approximately $20.5 million.
     As at September 30, 2008, the Company held $1,098.6 million (December 31, 2007: $1,074.1 million), or 42.3% (December 31, 2007: 44.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of September 30, 2008, $440.9 million, or 9.8% of our total assets and $356.0 million, or 13.7% of our total liabilities was held in foreign currencies. As of September 30, 2008, $81.7 million, or 3.2% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, we permit a holding of up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At September 30, 2008, 0.6% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 2.2% of total investments, other than with respect to U.S. government securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at September 30, 2008 were from reinsurers rated A- or better, or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 22.3% (December 31, 2007: 23.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. Details of the Company’s debt and financing arrangements at September 30, 2008 are provided below.

	Maturity Date /
	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	—
$500,000 secured letter of credit facility	March 12, 2012	99,524
Talbot FAL facility	December 31, 2010	100,000
Talbot third party FAL facility	December 31, 2009	144,015

Total		$647,839

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
ITEM 1A. RISK FACTORS
     Please refer to the discussion of risk factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as well as the risk factor noted below.
Deterioration in the public debt and equity markets could lead to additional investment losses.
     The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in the Company’s investment portfolio. For the nine months ended September 30, 2008, the Company incurred substantial realized and unrealized investment losses, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this report. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. The Company continues to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of its investment holdings. Depending on market conditions, the Company could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no stock repurchases for the quarter ended September 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.12.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan.

10.13.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and George P. Reeth.

10.14.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino.

10.15.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer.

10.16.1	Amendment to Amended and Restated Employment Agreement between Validus Reinsurance, Ltd. and Conan M. Ward.

10.18.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Michael J. Belfatti.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: November 13, 2008	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: November 13, 2008	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President