Form 10-K
period 2008-12-31
VALIDUS HOLDINGS LTD
filed 2009-02-27
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $796.8 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2008. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 27, 2009, there were 75,717,528 outstanding Common Shares, $0.175 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2008.

Validus Holdings, Ltd.

2008 Form 10-K Annual Report

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

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

Since our formation in 2005, we have been able to achieve substantial success in the development of our business. Selected examples of our accomplishments are as follows:

•	Assembling an executive management team with an average of 21 years of industry experience and senior expertise spanning multiple aspects of the global insurance and reinsurance business;

•	Building a risk analytics staff comprised of over 20 experts, many of whom have PhDs and Masters degrees in related fields;

•	Developing Validus Capital Allocation and Pricing System (“VCAPS”), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks;

•	Raising approximately $1.0 billion of initial equity capital in December 2005;

•	Augmenting our equity through the placement of $150.0 million of Junior Subordinated Deferrable Debentures in June 2006;

•	Underwriting $362.0 million in gross premiums written for the January 1, 2007 renewal season in the Validus Re segment, representing an increase of $144.6 million or 66.5% over the comparable period for 2006;

•	Issuing an additional $200.0 million in aggregate principal amount of junior subordinated deferrable debentures due 2037 in June 2007;

•	Acquiring all of the outstanding shares of Talbot Holdings Ltd. on July 2, 2007;

•	Completing an initial public offering (“IPO”) on July 30, 2007;

•	Recording net income of $402.9 million for the year ended December 31, 2007;

•	Underwriting $291.0 million in gross premiums written for the January 1, 2008 renewal season in the Validus Re segment;

•	Opening offices in Miami, Singapore City and New York City in 2008;

•	Increasing our shareholders’ equity to $1.94 billion in 2008 despite losses attributable to Hurricane Ike and turbulent credit market conditions; and

•	Underwriting $366.7 million in gross premiums written for the January 2009 renewal season in the Validus Re segment, representing an increase of $75.7 million or 26.0% over the January 2008 renewal season.

Our Operating Subsidiaries

The following chart shows how our Company and its principal operating subsidiaries are organized.

Our Segments

Validus Re:  Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Validus Re concentrates on first-party risks, which are property risks and other reinsurance lines commonly referred to as short-tail in nature due to the relatively brief period between the occurrence and payment of a claim.

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

The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Gross		Gross		Gross
	Gross	Premiums	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
Line of Business	Written	(%)	Written	(%)	Written	(%)
(Dollars in thousands)

Property	$492,967	71.7%	$498,375	71.0%	$370,958	68.6%
Marine	117,744	17.1%	136,710	19.5%	104,584	19.3%
Specialty	77,060	11.2%	67,013	9.5%	65,247	12.1%

Total	$687,771	100.0%	$702,098	100.0%	$540,789	100.0%

Property:  Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.

Property catastrophe:  Property catastrophe provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2008 were $328.2 million.

Property per risk:  Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property risk coverages are generally written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2008 were $54.1 million.

Property pro rata:  Property pro rata contracts require that the reinsurer share the premiums as well as the losses and expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2008 were $110.7 million.

Marine:  Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis, and to a lesser extent, on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2008 were $117.7 million.

Specialty:  Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health, financial lines, and workers’

compensation catastrophe. The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2008 were $77.1 million.

Talbot:  On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s of London (“Lloyd’s”) insurance market through Syndicate 1183. The acquisition of Talbot provides us with significant benefits in terms of product line and geographic diversification as well as offering us broader access to underwriting expertise. Similar to Validus Re, Talbot writes primarily short-tail lines of business but, as a complement to Validus Re, focuses mostly on insurance, as opposed to reinsurance, risks and on specialty lines where Validus Re currently has limited or no presence (e.g., war, financial institutions, contingency, bloodstock and livestock, accident and health). In addition, Talbot provides us with access to the Lloyd’s marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States. Talbot’s team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding our short-tail insurance and reinsurance franchise.

The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)
		Gross		Gross
	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written
Line of Business	Written	(%)	Written	(%)
(Dollars in thousands)

Property	$152,142	21.4%	$151,245	22.0%
Marine	287,696	40.6%	264,008	38.4%
Specialty	269,158	38.0%	272,472	39.6%

Total	$708,996	100.0%	$687,725	100.0%

(1)	Talbot was acquired on July 2, 2007. Talbot’s gross premium written for the full year ended December 31, 2007 has been presented above for informational purposes only and is not included within the consolidated results for that period.

Property:  The main sub-classes within property are international and North American direct and facultative contracts, lineslips and binding authorities together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance though there is a modest personal lines component. The business is short-tail with reinsurance risks substantially earned within 12 months, direct and facultative risks substantially earned after 18 months and lineslips and binding authorities earned within 24 months of the expiry of the contract. Gross premiums written on property business during the year ended December 31, 2008 were $152.1 million, including $51.0 million of treaty reinsurance.

Marine:  The main types of business within marine are hull, cargo, energy, marine and energy liabilities, yachts and marinas and other treaty. Hull consists primarily of ocean going vessels and cargo and covers worldwide risks. Energy covers a variety of oil and gas industry risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sector. Yacht and marina policies are primarily written through Underwriting Risk Services Ltd., an underwriting agency that is a subsidiary of Talbot. Each of the sub-classes within marine has a different profile of contracts written — some, such as energy, derive up to 50% of their business through writing facultative contracts while others, such as cargo, only derive 15% of their business from this method. Each of the sub-classes also has a different geographical risk allocation. Most business written is short-tail which helps to establish confidence over profitability levels quickly; the marine and energy liability account, which makes up $35.1 million of the $287.7 million of gross premiums written during the year ended December 31, 2008, is the primary long-tail class in this line. The business written is mainly on a direct and facultative basis with a small element written on a reinsurance basis either as excess of loss reinsurance or proportional reinsurance. Gross premiums written on marine business during the year ended December 31, 2008 were $287.7 million.

Specialty:  This class consists of war (which comprises marine & aviation war, political risks and political violence), financial institutions, contingency, bloodstock and livestock, accident and health, and aviation. With the exception of aviation and other treaty, most of the business written under the specialty accounts is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on specialty business during the year ended December 31, 2008 were $269.2 million.

War.  The marine & aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond, particularly with construction risks. The attritional losses on the account are traditionally low but the account can be affected by large individual losses. Talbot is a leader in the war and political violence classes. Gross premiums written for war business during the year ended December 31, 2008 were $128.7 million.

Financial Institutions. Talbot’s financial institutions team predominantly underwrites bankers blanket bond, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. Bankers blanket bond insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of these institutions. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming to have suffered a loss as a result of advice received. Directors’ and officers’ insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by the director or officer. Gross premiums written in financial institutions for the year ended December 31, 2008 were $42.3 million, comprised of:

	Year Ended December 31, 2008
	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)

Bankers blanket bond	$26,597	62.9%
Professional indemnity	14,360	34.0%
Directors’ and Officers’	1,285	3.0%
Other	21	0.1%

Total	$42,263	100.0%

The risks covered in financial institutions are primarily fraud related and are principally written on an excess of loss basis. Talbot’s financial institutions account is concentrated on non-U.S. based clients, with 41.2% of gross premiums written in 2008 generated in Europe, 20.3% from the U.S and 38.5% from other geographical regions. In addition, Talbot seeks to write regional accounts rather than global financial institutions with exposure in multiple jurisdictions and has only limited participation in exposures to publicly listed U.S. companies. The underwriters actively avoid writing U.S. directors’ and officers’ risks. The Company has identified no liability exposure to any U.S. domiciled financial institution that has announced a write down related to the current credit crisis. As of December 31, 2008, the Company had gross reserves related to the financial institutions business of $111.1 million, comprised of $71.2 million, or 64.1% of IBNR and $39.9 million, or 35.9% of case reserves.

Contingency.  The main types of covers written under the contingency account are event cancellation and non-appearance business. Gross premiums written for contingency business during the year ended December 31, 2008 were $22.9 million.

Bloodstock and Livestock.  The bloodstock and livestock account mainly insures bloodstock, livestock, agricultural, zoological, private and commercial risks. Gross premiums written for bloodstock and livestock business during the year ended December 31, 2008 were $16.9 million.

Accident and Health.  The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written for accident and health business during the year ended December 31, 2008 were $18.3 million.

Aviation.  The aviation account insures major airlines, general aviation, aviation hull war and satellites. The coverage is mainly excess of loss treaty with medium to high attachment points. Gross premiums written for aviation business during the year ended December 31, 2008 were $40.0 million.

Underwriting and Risk Management

We underwrite and manage risk by paying close attention to risk selection and analysis. Through a detailed examination of contract terms, diversification criteria, contract experience and exposure, we aim to outperform our peers. We strive to provide our experienced underwriters with technically sound and objective information. We believe a strong working relationship between the underwriting, catastrophe modeling and actuarial disciplines is critical to long-term success and solid decision-making.

A principal focus of the Company is to develop and apply sophisticated computer models and other analytical tools to assess the risks and aggregation of the risks that we underwrite and to optimize our portfolio of contracts. In particular, we devote a substantial amount of our efforts to the optimization of our catastrophe risk profile. In addition to using Probable Maximum Loss (“PML”) and other risk metrics, that measures the maximum amount of loss expected from our portfolio measured over various return periods or measured probabilistically, our approach to risk control imposes a limit on our net maximum potential loss for any single event in any one risk zone, which reduces the risks inherent in probabilistic modeling. Further, we recognize that the reliability and credibility of the models is contingent upon the accuracy, reliability and quality of the data that is used in modeling efforts.

The Company has chartered a Group Risk Management Committee (the “GRMC”) chaired by its Chief Risk Officer and composed of senior management of the Company. The GRMC was established as part of the Company’s implementation of enterprise risk management (“ERM”). The GRMC is responsible for monitoring and managing risks in close coordination with risk management committees and personnel within our operating subsidiaries. The GRMC meets monthly to review and discuss key risks, make decisions to manage those risks and oversee implementation of those decisions. The GRMC also has oversight over the risk management organization, ensuring the availability of appropriate risk management resources.

Underwriting

All of the Company’s underwriters are subject to a set of underwriting guidelines that are established by the Chief Underwriting Officer at Validus Re and the Chief Executive Officer at Talbot and are subject to review and approval by the Underwriting Committee of our Board of Directors. They are also issued letters of authority that more specifically address the limits of their underwriting authority and their referral criteria. The Company’s current underwriting guidelines and letters of authority include:

•	lines of business that a particular underwriter is authorized to write;

•	exposure limits by line of business;

•	contractual exposures and limits requiring mandatory referrals to the Chief Underwriting Officer at Validus Re and the Chief Executive Officer at Talbot; and

•	level of analysis to be performed by lines of business.

In general, our underwriting approach is to:

•	seek high quality clients who have demonstrated superior performance over an extended period;

•	evaluate our clients’ exposures and make adjustments where their exposure is not adequately reflected;

•	apply the comprehensive knowledge and experience of our entire underwriting team to make progressive and cohesive decisions about the business they underwrite;

•	employ our well-founded and carefully maintained market contacts within the group to enhance our robust distribution capabilities; and

•	refer submissions to the Chief Underwriting Officer at Validus Re, the Chief Executive Officer at Talbot, Chief Executive Officer at Validus Re and the Underwriting Committee of our Board of Directors according to our underwriting guidelines.

The underwriting guidelines are subject to waiver or change by the Chief Underwriting Officer at Validus Re or the Chief Executive Officer at Talbot subject to their authority as overseen by their respective Underwriting Committees.

Our underwriters have the responsibility to analyze all submissions and determine if the related potential exposures meet with both the Company’s risk profile line size and aggregate limitations. In order to ensure compliance, we run underwriting reports and conduct periodic audits. Further, our treaty reinsurance operation has the authority limits of individual underwriters built into VCAPS while Talbot maintains separate compliance procedures to ensure that the appropriate policies and guidelines are followed.

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

Collectively, the various peer review procedures serve numerous objectives, including:

•	Validating that underwriting decisions are in accordance with risk appetite, authorities, agreed business plans and standards for type, quality and profitability of risk;

•	Providing an experienced and suitably qualified second review of individual risks;

•	Ensuring that risks identified as higher risks undergo the highest level of technical underwriting review;

•	Elevating technical underwriting queries and/or need for remedial actions on a timely basis; and

•	Improving database accuracy and coding for subsequent management reporting.

The principal elements of the underwriting review process are as follows:

Underwriter Review:  The underwriter must evidence data entry review by confirming review and agreement on the workflow system within a specified number of working days of entry being completed by the contracted third party.

Peer Review:   Risks are peer reviewed by a peer review underwriter within a specified number of working days of data entry being completed. There is an agreed matrix of peer review underwriters who are authorized to peer review. Endorsements that increase exposure are scanned into the workflow system and are subject to the current peer review procedures.

Class of business review:  Risks written into a class by an underwriter other than the nominated class underwriter generally are forwarded to and reviewed by the nominated class underwriter.

Exceptions review:  Risks that exceed a set of pre-determined criteria will also be referred to the Active Underwriter or the Underwriting Risk Officer for review. Such risks are discussed by the underwriters at regular underwriting meetings in the presence of at least one of the above. In certain circumstances, some risks may be referred to the Insurance Management Committee or the Talbot Underwriting Ltd (“TUL”) Board for final approval. These reviews also commonly include reports of risks renewed where there has been a large loss ratio in the recent past.

Insurance Management Committee:  At its regular meetings, the Committee reviews a range of key performance indicators including: premium income written versus plan; movements in syndicate cash and investments; and aggregate exposures in a number of accounts. The Committee also reviews claim movements over a financial threshold.

Expert Review Sub-committee (“ERC”):  The ERC is a committee that meets regularly to review the underwriting activities of Syndicate 1183 and other related activities to provide assurance that the underwriting risks assumed are within the parameters of the business plan. This is achieved with the help of five expert reviewers who report their findings to the ERC.

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

The Company’s view of market practice revealed a number of areas where quantitative expertise can be used to improve the reliability of the vendor model outputs:

•	Ceding companies may often report insufficient data and many reinsurers may not be sufficiently critical in their analysis of this data. The Company generally scrutinizes data for anomalies that may indicate insufficient data quality. These circumstances are addressed by either declining the program or, if the variances are manageable, by modifying the model output and pricing to reflect insufficient data quality;

•	Prior to making overall adjustments for changes in climate variables, other variables are carefully examined (for example, demand surge, storm surge, and secondary uncertainty); and

•	Pricing individual contracts frequently requires further adjustments to the three vendor models. Examples include bias in damage curves for commercial structures and occupancies and frequency of specific perils.

In addition, many risks, such as second-event covers, aggregate excess of loss, or attritional loss components cannot be fully evaluated using the vendor models. In order to better evaluate and price these risks, the Company has developed proprietary analytical tools, such as VCAPS and other models and data sets.

Proprietary Models:  In addition to making frequency and severity adjustments to the vendor model outputs, the Company has implemented a proprietary pricing and risk management tool, VCAPS, to assist in pricing submissions and monitoring risk aggregation.

To supplement the analysis performed using vendor models, VCAPS uses the gross loss output of catastrophe models to generate 100,000-year simulation set, which is used for both pricing and risk management. This approach allows more precise measurement and pricing of exposures. The two primary benefits of this approach are:

•	VCAPS takes into account annual limits, event/franchise/annual aggregate deductibles, and reinstatement premiums. This allows for more accurate evaluation of treaties with a broad range of features, including both common (reinstatement premium and annual limits) and complex features (second or third event coverage, aggregate excess of loss, attritional loss components covers with varying attachment across different geographical zones or lines of businesses and covers with complicated structures); and

•	VCAPS use of 100,000-year simulation enables robust pricing of catastrophe-exposed business. This is possible in real-time operation because the Company has designed a computing hardware platform and software environment to accommodate the significant computing needs.

In addition to VCAPS, the Company uses other proprietary models and other data in evaluating exposures. The Company cannot assure that the models and assumptions used by the software will accurately predict losses. Further, the Company cannot assure that the software is free of defects in the modeling logic or in the software code. In addition, the Company has not sought copyright or other legal protection for VCAPS.

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

	Year Ended December 31, 2008
	Gross Premiums Written
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total	%

United States	$356,902	$62,098	$—	$419,000	30.8%
Worldwide excluding United States(1)	27,512	221,260	(20,870)	227,902	16.7%
Europe	44,079	57,132	—	101,211	7.4%
Latin America and Caribbean	18,404	46,721	(13,413)	51,712	3.8%
Japan	9,416	3,955	—	13,371	1.0%
Canada	—	9,630	—	9,630	0.7%

Sub-total, non United States	99,411	338,698	(34,283)	403,826	29.6%
Worldwide including United States(1)	74,391	58,079	—	132,470	9.7%
Marine and Aerospace(2)	157,067	250,121	—	407,188	29.9%

Total	$687,771	$708,996	$(34,283)	$1,362,484	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified by geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on the Company’s ability to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone’s limits. Further diversification is achieved through guidelines covering the types and amount of business written in product classes and lines within a class.

Within Talbot, the TUL Board is responsible for creating the environment and structures for risk management to operate effectively. The Talbot Chief Executive is responsible for ensuring the risk management process is implemented.

The TUL Board has several committees responsible for monitoring risk. The TUL Board approves the risk appetite as part of the syndicate business plan process which sets targets for premium volume, pricing, line sizes, aggregate exposures and retention by class of business.

The TUL Executive Committee is responsible for establishing and maintaining a comprehensive risk register and key controls for TUL. It is responsible for formulating a risk appetite consistent with the Company’s risk appetite, for approval by the TUL Board.

The key focuses of each committee are as follows:

•	The TUL Executive Committee manages key risks with regard to strategy and reserves;

•	The Talbot Insurance Management Committee manages insurance risks;

•	Operational Risk Committee manages risk related to people, processes, systems and external events; and

•	Financial Risk Committee manages credit risk associated with investments and reinsurance counterparties, capital markets risk and liquidity risk.

Performance against underwriting targets is measured regularly throughout the year. Risks written are subject to peer review, an internal quality control process. Pricing is controlled by the monitoring of rate movements and the comparison of technical prices to actual prices for certain classes of business. Controls over aggregation of claims exposures vary by class of business. They include limiting coastal risks, monitoring aggregation by county/region/blast zones and applying line size limits in all cases. Catastrophe modeling software and techniques are used to model expected loss outcomes for Lloyd’s Realistic Disaster Scenario returns and in-house catastrophe event scenarios. Reserves are reviewed for adequacy on a quarterly basis. The syndicate also purchases reinsurance, with an appropriate number of reinstatements, to arrive at an acceptable net risk.

Validus Re Retrocession:  Validus Re monitors the opportunity to purchase retrocessional coverage on a continual basis and employs the VCAPS modeling system to evaluate the effectiveness of risk mitigation and exposure management relative to the cost. This coverage may be purchased on an indemnity basis as well as on an index basis (e.g., industry loss warranties (“ILWs”)). Validus Re also considers alternative retrocessional structures, including collateralized quota share (“sidecar”) and capital markets products (“cat bonds”).

When Validus Re buys retrocessional coverage on an indemnity basis, payment is for an agreed upon portion of the losses actually suffered. In contrast, when Validus Re buys an ILW cover, which is a reinsurance contract in which the payout is dependent on both the insured loss of the policy purchaser and the measure of the industry-wide loss, payment is made only if both Validus Re and the industry suffer a loss, as reported by one of a number of independent agencies, in excess of specified threshold amounts. With an ILW, Validus Re bears the risk of suffering a loss while receiving no payment under the ILW because the industry loss was less than the specified threshold amount.

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

The following describes the Talbot Group’s process in the purchase and authorization of treaty reinsurance policies only. It does not cover the purchase of facultative business because these premiums are not significant.

Each July, before the start of each annual covered period, the in-force reinsurance program is reviewed by the Talbot Chief Executive Officer and modified to create a first draft of the reinsurance program for the following year (predominantly incepting on January 1). This exercise is repeated and refined with a second budgeting exercise in October, incorporating advice and analytical work from our brokers and actuarial team.

The review and modification is based upon the following:

•	budgeted underwriting for the coming year;

•	loss experience from prior years;

•	loss information from the coming year’s individual capital assessment calculations;

•	changes to risk limits and aggregation limits expected and any other changes to Talbot’s risk tolerance;

•	scenario planning;

•	changes to capital requirements; and

•	Realistic Disaster Scenarios (“RDSs”) prescribed by Lloyd’s.

The main type of reinsurance purchased is losses occurring; however, for a few lines of business, where the timing of the loss event is less easily verified or where such cover is available, risk attaching policies are purchased.

The type, quantity and cost of cover of the proposed reinsurance program is discussed and amended by the Insurance Management Committee, and ultimately authorized by the TUL Board.

Once this has occurred, the reinsurance program is purchased in the months prior to the beginning of the covered period. All reinsurance contracts arranged are authorized for purchase by the Talbot Chief Executive Officer. Slips are developed prior to inception to ensure the best possible cover is achieved. After purchase, cover notes are reviewed by the relevant class underwriters and presentations made to all underwriting staff to ensure they are aware of the boundaries of the cover.

Distribution

Although we conduct some business on a direct basis with our treaty and facultative reinsurance clients, most of our business is derived through insurance and reinsurance intermediaries (“brokers”), who access business from clients and coverholders. We are able to attract business through our recognized lead capability in most classes we underwrite, particularly in classes where such lead ability is rare.

Currently, our largest broker relationships, as measured by gross premiums written, are with Aon Benfield Group Ltd, Marsh & McLennan Companies, Inc./Guy Carpenter & Co., and Willis Group Holdings Ltd. The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2008
(Dollars in thousands)	Gross Premiums Written
Name of broker	Validus Re	Talbot	Eliminations	Total	%

Aon Benfield Group Ltd.	263,255	93,136	(8,684)	347,707	25.5%
Marsh Inc./Guy Carpenter & Co.	$204,526	$94,766	$(2,011)	$297,281	21.9%
Willis Group Holdings Ltd.	97,959	99,214	(8,894)	188,279	13.8%

Sub-total	565,740	287,116	(19,589)	833,267	61.2%
All Others	122,031	421,880	(14,694)	529,217	38.8%

Total	$687,771	$708,996	$(34,283)	$1,362,484	100.0%

Reserve for losses and loss expenses

For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims.

The following tables show certain information with respect to the Company’s reserves:

	At December 31, 2008
			Total Gross
			Reserve for
	Gross Case	Gross	Losses and Loss
(Dollars in thousands)	Reserves	IBNR	Expenses

Property	$287,903	$183,291	$471,194
Marine	344,998	250,511	595,509
Specialty	74,816	163,784	238,600

Total	$707,717	$597,586	$1,305,303

	At December 31, 2008
			Total Net
			Reserve for
	Net Case	Net	Losses and Loss
(Dollars in thousands)	Reserves	IBNR	Expenses

Property	$282,755	$175,886	$458,641
Marine	220,090	211,020	431,110
Specialty	66,701	140,055	206,756

Total	$569,546	$526,961	$1,096,507

Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company’s reserving practices and the establishment of any particular reserve reflects management’s judgment concerning sound financial practice and does not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims (“case reserves”) and incurred but not reported (“IBNR”) claims.

The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Such loss payments are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables also show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of the first table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

Analysis of Losses and Loss Expense Reserve Development Net of Reinsurance Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008

Estimated liability for unpaid losses and loss expense, net of reinsurance recoverable	$77,363	$791,713		$1,096,507
Liability — estimated as of:
One year later	60,106	722,010
Two years later	54,302
Cumulative redundancy (deficiency)(1)	23,061	69,702

Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	$27,180	$216,469	$
Two years later	34,935

(1)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Analysis of Losses and Loss Expense Reserve Development Gross of Reinsurance Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008

Estimated gross liability for unpaid losses and loss expense	$77,363	$926,117		$1,305,303
Liability — estimated as of:
One year later	60,106	846,863
Two years later	54,302
Cumulative redundancy (deficiency)(1)	23,061	79,253

Cumulative paid losses, gross of reinsurance recoveries, as of:
One year later	$27,180	$245,240	$
Two years later	34,935

The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Gross reserves at beginning of year	$926,117	$77,363	$—
Losses recoverable at beginning of year	(134,404)	—	—
Net loss reserves acquired in purchase of Talbot	—	588,068	—

Net reserves at beginning of year	791,713	665,431	—
Incurred losses — current year	841,856	351,850	91,323
Incurred losses — change in prior accident years	(69,702)	(67,857)	—

Incurred losses	772,154	283,993	91,323
Paid losses	(406,469)	(156,872)	(13,960)
Foreign exchange	(60,891)	(839)	—

Net reserves at year end	1,096,507	791,713	77,363
Losses recoverable at year end	208,796	134,404	—

Gross reserves at year end	$1,305,303	$926,117	$77,363

Validus Re:  Validus Re’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims, the costs of additional case reserves on claims reported but not considered to be adequately reserved in such reporting (“ACRs”) and amounts that have been incurred but not yet reported. ACRs are used in certain cases and may be calculated based on management’s estimate of the required case reserve on an individual claim less the case reserves reported by the client. The Executive Committee for Events follows material catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, estimation and approval of ultimate loss reserving resulting from any material catastrophe event. U.S. GAAP does not permit the establishment of loss reserves until an event occurs that gives rise to a loss.

For reported losses, Validus Re establishes case reserves within the parameters of the coverage provided in the reinsurance contracts. Where there is a reported claim for which the reported case reserve is determined to be insufficient, Validus Re may book an ACR or individual claim IBNR estimate that is adjusted as claims notifications are received. Information may be obtained from various sources including brokers, proprietary and third party vendor models and internal data regarding reinsured exposures related to the geographic location of the event, as well as other sources. Validus Re uses generally accepted actuarial techniques in its IBNR estimation process. Validus Re also uses historical insurance industry loss emergence patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid it in establishing loss reserves.

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which Validus Re has operated, thereby providing limited claims loss emergence patterns that directly pertain to Validus Re’s operations. This has necessitated the use of industry loss emergence patterns in deriving IBNR, which despite management’s and our actuaries’ care in selecting them, will differ from actual experience. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a significant component in the calculation deriving IBNR. Finally, the uncertainty surrounding estimated costs is greater in cases where large, unique events have been reported and the associated claims are in early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps significantly.

Loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates.

Talbot:  Talbot’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including case reserves and IBNR. Talbot uses generally accepted actuarial techniques in its IBNR estimation process. ACRs are not generally used.

Talbot performs internal assessments of liabilities on a quarterly basis. Talbot’s loss reserving process involves the assessment of actuarial estimates of gross ultimate losses on both an ultimate basis (i.e., ignoring the period during which premium earns) and an earned basis, split by underwriting year and class of business, and generally also between attritional, large and catastrophe losses. These estimates are made using a variety of generally accepted actuarial projection methodologies, as well as additional qualitative consideration of future trends in frequency, severity and other factors. The gross estimates are used to estimate ceded reinsurance recoveries, which are in turn used to calculate net ultimate premiums and ultimate losses as the difference between gross and ceded. These figures are subsequently used by Talbot’s management to help it assess its best estimate of gross and net ultimate losses.

As with Validus Re, Talbot’s loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. The uncertainty surrounding estimated costs is also greater in cases where large, unique events have been reported and the associated claims are in the early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps significantly.

Talbot’s loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

Claims Management

Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate retention of legal representation, establishment of case reserves, approval of loss payments and notification to reinsurers.

Validus Re:  The role of our claims department is to investigate, evaluate and pay claims efficiently. Our claims director has implemented claims handling guidelines, and reporting and control procedures. The primary objectives of the claims department are to ensure that each claim is addressed, evaluated, processed and appropriately documented in a timely and efficient manner and information relevant to the management of the claim is retained.

Talbot:  Where Talbot is a leading syndicate on business written, the claims adjusters will deal with the broker representing the insured. This may involve appointing attorneys, loss adjusters or other experts. The central Lloyd’s market claims bureau will respond on behalf of syndicates other than the leading syndicate.

Where Talbot is not the lead underwriter on the business, the case reserves are established by the lead underwriter in conjunction with third party/bureau input who then advise regarding movements in loss reserves to all syndicates participating on the risk. Material claims and claims movements are subject to review by Talbot.

Investments

The Company manages its investment portfolio on a consolidated basis. As we provide short-tail insurance and reinsurance coverage, we could become liable to pay substantial claims on short notice. Accordingly, we follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our Board of Directors, led by our Finance Committee, oversees our investment strategy, and in consultation with BlackRock Financial Management, Inc. and Goldman Sachs Asset Management, our portfolio advisors, has established investment guidelines for us. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, use of derivatives, inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time. We also have entered into a securities lending agreement under which we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as a short-term investment.

Substantially all of the fixed maturity investments held at December 31, 2008 were publicly traded. At December 31, 2008, the average duration of the Company’s fixed maturity portfolio was 1.82 years (December 31, 2007 and 2006: 2.00 and 0.90 years, respectively). Management emphasizes capital preservation for the portfolio and maintains a significant allocation of short-term investments. At December 31, 2008, the average rating of the portfolio was AAA (December 31, 2007 and 2006: AAA and AA+). At December 31, 2008, the total fixed maturity portfolio was $2,454.5 million (December  31, 2007 and 2006 : $2,411.4 million and $844.9 million, respectively), of which $1,941.3 million or 79.2% (December 31, 2007 and 2006: $2,029.6 million and $644.1 million, respectively) were rated AAA.

Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2009 for additional disclosure with respect to the composition of our investment portfolio.

Financial Strength Ratings

Validus Re:  Validus Re’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. Validus Re was assigned a rating of “A−” (Excellent) with a stable outlook by A.M. Best Company in December 2005 (which was affirmed by A.M. Best on December 18, 2008). Ratings are not an evaluation directed to investors in the Company’s securities or a recommendation to buy, sell or hold the Company’s securities. Ratings may be revised or revoked at the sole discretion of A.M. Best, Standard & Poor’s (“S & P”) or Fitch Ratings. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain its claims paying and financial strength ratings. Financial information is regularly provided to rating agencies to both maintain and enhance existing ratings. In the event of a downgrade below “A−” (Excellent), the Company believes its ability to write business would be materially adversely affected.

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

AM Best	A	Excellent	Stable outlook
Fitch Ratings	A+	Strong	Stable outlook
S & P	A+	Strong	Stable outlook

The syndicate benefits from these ratings and the Company believes that ratings impairments below A- would materially impair the syndicate’s ability to write business.

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates and insurers. We encounter competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with insurance and reinsurance providers such as;

•	ACE Tempest Re, Allied World Assurance Company Holdings Limited, Arch Capital Group Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Flagstone Reinsurance Holdings Group Limited, IPC Holdings Limited, Munich Re, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Reinsurance Holdings Ltd., Swiss Re and XL Re;
•	Amlin plc, Aspen Insurance Holdings Limited, Catlin Group Limited, Hiscox and others in the Lloyd’s market;
•	Direct insurers who compete with Lloyd’s on a worldwide basis;
•	Various capital markets participants who access insurance and reinsurance business in securitized form, through special purpose entities or derivative transactions; and
•	Government-sponsored insurers and reinsurers.

Competition varies depending on the type of business being insured or reinsured and whether the Company is in a leading or following position. Competition in the types of business that the Company underwrites is based on many factors, including:

•	Premiums charged and other terms and conditions offered;
•	Services provided;
•	Financial ratings assigned by independent rating agencies;
•	Speed of claims payment;
•	Reputation;
•	Perceived financial strength; and
•	The experience of the underwriter in the line of insurance or reinsurance written.

Increased competition could result in fewer submissions, lower premium rates, lower share of allocated cover, and less favorable policy terms, which could adversely impact the Company’s growth and profitability. Capital market participants have created alternative products such as catastrophe bonds that are intended to compete with reinsurance products. The Company is unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for products or the risks that may be available to consider underwriting.

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

In addition, Talbot’s intermediary company, Underwriting Risk Services Ltd. is regulated by the FSA as an insurance intermediary.

In November 2007 Talbot established Talbot Risk Services Pte Ltd in Singapore to source business in the Far East under the Lloyd’s Asia Scheme. The Lloyds Asia Scheme was established by the Monetary Authority of Singapore to encourage members of Lloyd’s to expand insurance activities in Asia.

Bermuda

The Insurance Act 1978 regulates the Company’s operating subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, auditing and reporting requirements, and grants the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the Annual Statutory Financial Return with the BMA. The Supervisor of Insurance is the chief administrative officer under the Insurance Act.

Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Effective for statutory filings for the year ended December 31, 2008, the BMA introduced a risk-based capital model, or Bermuda Solvency Capital Requirement (“BSCR”), as a tool to assist the BMA in measuring risk and determining appropriate capitalization. While the required statutory capital and surplus of the Company’s Bermuda-based operating subsidiaries are expected to increase under the BSCR, those subsidiaries have sufficient capital and surplus under these new requirements.

Employees

The following table details our personnel by geographic location as at December 31, 2008:

Location	Validus Re	Talbot	Corporate	Total	%

London, England	—	173	—	173	61.7%
Hamilton, Bermuda	61	—	7	68	24.3%
Waterloo, Canada	15	—	—	15	5.4%
Miami, United States	12	—	—	12	4.3%
Singapore City, Singapore	—	6	—	6	2.1%
New York, United States	3	—	—	3	1.1%
Grosseto, Italy	—	3	—	3	1.1%

Total	91	182	7	280	100.0%

We believe our relations with our employees are excellent.

Available Information

The Company files periodic reports, proxy statements and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. The Company’s common shares are traded on the NYSE with the symbol “VR”. Similar information concerning the Company can be reviewed at the office of the NYSE at 20 Broad Street, New York, New York, 10005. The Company’s website address is http://www.validusre.bm. Information contained in this website is not part of this report.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, including through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Copies of the charters for the audit committee, the compensation committee, the corporate governance and nominating committee, the finance committee and the underwriting committee, as well as the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees (the “Code”), which applies to all of the Company’s Directors, officers and employees, and Code of Ethics for Senior Officers, which applies to the Company’s principal executive officer, principal accounting officer and other persons holding a comparable position, are available free of charge on the Company’s website at www.validusre.bm or by writing to Investor Relations, Validus Holdings, Ltd., 19 Par-La-

Ville Road, Hamilton HM11 Bermuda. The Company will also post on its website any amendment to the Code and any waiver of the Code granted to any of its directors or executive officers to the extent required by applicable rules.

Item 1A.	Risk Factors

Risks Related to Our Company

We have a limited operating history and our historical financial results may not accurately indicate our future performance.

Validus Re was formed in October 2005 and was fully operational by December 2005. Talbot was formed in 2002. We, therefore, have a limited operating and financial history. Validus Re began underwriting with risks attaching no earlier than January 1, 2006. Talbot experienced losses in 2004 and 2005 but was formed following the events of September 11, 2001 and thus had no exposure to losses prior to 2002. While both Validus Re and Talbot experienced significant losses in connection with Hurricanes Ike and Gustav, there is nonetheless limited historical financial and operating information available to help evaluate our past performance or future prospects. As a recently formed company, we face substantial business and financial risks and may suffer significant losses in the future. As a result of these risks, it is possible that we may not be successful in the continued implementation of our business strategy or completing the development of the infrastructure necessary to run our business.

In addition, particularly as a recently formed company, our business strategy may change and may be affected by acquisitions, joint ventures or other business, investment and/or growth opportunities that may, in the future, become available to us or that we may pursue. In the future, we may pursue investments in or acquisitions of companies complementary to our business. There can be no assurance that any such investments or acquisitions will occur, or if such investments or acquisitions do occur, that they will have a positive effect on our business and financial results.

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

Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations and which would become due in a short period of time, which could materially adversely affect our financial condition, liquidity or results of operations.

Emerging claim and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued reinsurance contracts that are affected by the changes. For example, a reinsurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from a reinsurer may in part be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of issues occasionally necessitate judicial resolution. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs. Our exposure to this uncertainty is greater in our longer tail lines (marine and energy liabilities and financial institutions).

We depend on ratings from third party rating agencies. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares.

Third-party rating agencies assess and rate the financial strength of insurers and reinsurers based upon criteria established by the rating agencies, which criteria are subject to change. The financial strength ratings assigned by rating agencies to insurance and reinsurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. These ratings are often a key factor in the decision by an insured or intermediary of whether to place business with a particular insurance or reinsurance provider. These ratings are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares.

Validus Re was assigned a rating of “A−” (Excellent) with a stable outlook by A.M. Best Company in December 2005, which was affirmed by A.M. Best on December 18, 2008. This rating action followed the Company’s closing of the acquisition of Talbot Holdings (Talbot), as well as the Company’s completion of its capital raising initiatives, which were necessary to support the risk-adjusted capital position of the Company. Talbot’s subsidiary, Talbot Underwriting Ltd., which manages Syndicate 1183 at Lloyd’s, uses the Lloyd’s rating. Lloyd’s is rated “A” (Excellent) by A.M. Best and “A+” (Strong) by S & P. On March 7, 2007, A.M. Best Company assigned an issuer credit rating of “bbb-” to Validus Holdings, Ltd.

If our financial strength rating is reduced from current levels, our competitive position in the reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers, and brokers that place such business, move to other competitors with higher financial strength ratings. The substantial majority of reinsurance contracts issued through reinsurance brokers contain provisions permitting the ceding company to cancel such contracts in the event of a downgrade of the reinsurer by A.M. Best below “A−” (Excellent). Consequently, substantially all of Validus Re’s business could be affected by a downgrade of our A.M. Best rating.

It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract for the remaining portion of our period of obligation if our financial strength rating is downgraded below “A−” (Excellent) by A.M. Best. We cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material and adverse.

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

Validus Re manages exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall reinsurance and investment portfolio. Validus Re uses various tools to analyze and manage the reinsurance exposures assumed from ceding companies and risks from a catastrophic event that could have an adverse effect on the investment portfolio. VCAPS, a proprietary risk modeling software, enables Validus Re to assess the adequacy of risk pricing and to monitor the overall exposure to risk in correlated geographic zones. VCAPS is new and relatively untested and Validus Re cannot assure the models and assumptions used by the software will accurately predict losses. Further, Validus Re cannot assure that it is free of defects in the modeling logic or in the software code. In addition, Validus Re has not sought copyright or other legal protection for VCAPS.

In addition, much of the information that Validus Re enters into the risk modeling software is based on third-party data that we cannot assure to be reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about building material and labor demand surge, storm surge, the expenses of settling claims (known as loss adjustment expenses), insurance-to-value and storm intensity. Accordingly, if the estimates and assumptions that are entered into the proprietary risk model are incorrect, or if the proprietary risk model proves to be an inaccurate forecasting tool, the losses Validus Re might incur from an actual catastrophe could be materially higher than its expectation of losses generated from modeled catastrophe scenarios, and its financial condition and results of operations could be adversely affected.

A modeled outcome of net loss from a single event also relies in significant part on the reinsurance and retrocessional arrangements in place, or expected to be in place at the time of the analysis, and may change during the year. Modeled outcomes assume that the reinsurance in place responds as expected with minimal reinsurance failure or dispute. Reinsurance and retrocessional coverage is purchased to match the inwards exposure as far as possible, but it is possible for there to be a mismatch or gap in cover which could result in higher than modeled losses to Validus Re. In addition, many parts of the reinsurance program are purchased with limited reinstatements and, therefore, the number of claims or events which may be recovered from second or subsequent events is limited. It should also be noted that renewal dates of the reinsurance and retrocessional program do not necessarily coincide with those of the inwards business written. Where inwards business is not protected by risks attaching reinsurance and retrocessional programs, the programs could expire resulting in an increase in the possible net loss retained by Validus Re and as such, could have a material adverse effect on our financial condition and results of operations.

Validus Re also seeks to limit loss exposure through loss limitation provisions in its policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that their policies are legally interpreted as intended. Validus Re cannot assure that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in its favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses it might incur from a catastrophic event could be materially higher than expectation, and its financial condition and results of operations could be adversely affected.

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

Premium levels may be adversely affected by a number of factors which fluctuate and may contribute to price declines generally in the reinsurance industry. For example, as premium levels for many products have increased subsequent to the significant natural catastrophes of 2004 and 2005, the supply of reinsurance has increased and is likely to increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing reinsurers. In addition, some of the prior upward cycles were initiated following each of Hurricane Andrew in 1992 and the events of September 11, 2001. Continued increases in the supply of insurance and reinsurance may have consequences for the reinsurance industry generally and for us including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a consequence, the Company may experience greater competition on most insurance and reinsurance lines. This could adversely affect the rates we receive for our reinsurance and our gross premiums written.

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

Our reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level of our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our reserve estimates are regularly refined as experience develops and claims are reported and settled. Establishing an appropriate level for our reserve estimates is an inherently uncertain process. In addition, as we operate solely through intermediaries, reserving for our business can involve added uncertainty arising from our dependence on information from ceding companies which, in addition to the risk of receiving inaccurate information involves an inherent time lag between reporting information from the primary insurer to us. Additionally, ceding companies employ differing reserving practices which add further uncertainty to the establishment of our reserves. Moreover, these uncertainties are greater for reinsurers like us than for reinsurers with a longer operating history, because we do not yet have an established loss history. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Loss emergence patterns are development patterns used to project current reported or paid loss amounts to their ultimate settlement value or amount. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. Because of these uncertainties, it is possible that our estimates for reserves at any given time could prove inadequate.

To the extent we determine that actual losses and loss adjustment expenses from events which have occurred exceed our expectations and the loss reserves reflected in our financial statements, we will be required to reflect these changes in the current reporting period. This could cause a sudden and material increase in our liabilities and a reduction in our profitability, including operating losses and reduction of capital, which could materially restrict our ability to write new business and adversely affect our financial condition and results of operations and potentially our A.M. Best rating.

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

The operating location of our head office and Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 32 of our Bermuda employees, all of whom have obtained three- or five-year work permits.

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

We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our premiums written, loss reserves, investment portfolio composition and risk exposures, as well as satisfying regulatory and rating agency capital requirements. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. In addition, the capital and credit markets have been experiencing extreme volatility and disruption for more than one year. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

In addition, as an alien reinsurer (not licensed in the U.S.), we are required to post collateral security with respect to any reinsurance liabilities that we assume from ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain full statutory and regulatory credit for our reinsurance. Other jurisdictions and non-U.S. ceding insurers may have similar collateral requirements. Under applicable statutory provisions, these security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. We intend to satisfy such statutory requirements by providing to primary insurers letters of credit issued under our credit facilities. To the extent that we are required to post additional security in the future, we may require additional letter of credit capacity and we cannot assure that we will be able to obtain such additional capacity or arrange for other types of security on commercially acceptable terms or on terms as favorable as under our current letter of credit facilities. Our inability to provide collateral satisfying the statutory and regulatory guidelines applicable to primary insurers would have a material adverse effect on our ability to provide reinsurance to third parties and negatively affect our financial position and results of operations.

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

The insurance and reinsurance industries are highly competitive. We face intense competition, based upon (among other things) global capacity, product breadth, reputation and experience with respect to particular lines of business, relationships with (re)insurance intermediaries, quality of service, capital and perceived financial strength (including independent rating agencies’ ratings), innovation and price. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in (re)insurance and may have greater financial, marketing and employee resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services through alternative capital markets products that are structured to provide protections similar to those provided by reinsurers. These products, such as catastrophe-linked bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. After the events of September 11, 2001, and then again following the three major hurricanes of 2005 (Katrina, Rita and Wilma), new capital flowed into Bermuda, and much of these new proceeds went to a variety of Bermuda-based start-up companies. The full extent and effect of this additional capital on the reinsurance market will not be known for some time and market conditions could become less favorable. Increased competition could result in fewer submissions and lower rates, which could have an adverse effect on our growth and profitability. If we are unable to compete effectively against these competitors, we may not be able to retain market share.

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

We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2008, our business was primarily sourced from the following brokers: Aon Benfield Group Ltd. 25.5%, Marsh Inc./Guy Carpenter & Co. 21.9%, and Willis Group Holdings Ltd. 13.8%. These three brokers provided a total of 61.2% of our gross premiums written for the year ended December 31, 2008. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.

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

Our success is dependent upon our ability to establish and maintain operating procedures and internal controls (including the timely and successful implementation of information technology systems and programs) to effectively support our business and our regulatory and reporting requirements. We may not be successful in such efforts. Even when implemented, as a result of the inherent limitations in all control systems, no evaluation of controls can provide full assurance that all control issues and instances of fraud, if any, within the Company will be detected.

We may be unable to purchase reinsurance or retrocessional reinsurance in the future, and if we successfully purchase retrocessional reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

We purchase reinsurance and retrocessional reinsurance in order that we may offer insureds and cedants greater capacity, and to mitigate the effect of large and multiple losses upon our financial condition. Reinsurance is a transaction whereby an insurer or reinsurer cedes to a reinsurer all or part of the insurance it has written or reinsurance it has assumed. A reinsurer’s or retrocessional reinsurer’s insolvency or inability or refusal to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of reinsurance or retrocessional reinsurance or negotiate terms that we deem appropriate or acceptable or obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the fixed income markets could result in significant unrealized losses in the fair value of our investment portfolio which, commencing in 2007, would reduce our net income.

Our operating results depend in part on the performance of our investment portfolio, which currently consists of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Board of Directors, led by our Finance Committee, oversees our investment strategy, and in consultation with BlackRock Financial Management, Inc. and Goldman Sachs Asset Management, our portfolio advisors, has established investment guidelines. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, limitations on the use of derivatives and inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.

The investment return, including net investment income, net realized gains (losses) on investments, net unrealized (losses) gains on investments, on our invested assets was $58.2 million, or 109.6% for the year ended December 31, 2008. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and we cannot assure that we will achieve our investment objectives. Unlike more established companies with longer operating histories, we have a limited performance record to which investors can refer. See “Business — Investments.”

Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2008, 40.5% of our fixed income portfolio is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.

As of January 1, 2007, our investments were accounted for as trading and, as such, all unrealized gains and losses are included in Net Income on the Statement of Operations. Including unrealized gains and loses in Net Income has the effect of increasing the volatility of our reported earnings.

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred substantial unrealized investment losses, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report. However, conditions in the public debt and equity markets continue to display high levels of volatility. The Company continues to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of its investment holdings. Depending on market conditions, the Company could incur additional realized and unrealized losses in future periods, which could have a material adverse effect on the Company’s results of operations, financial condition and business.

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling and the Canadian dollar. As of December 31, 2008, $303.2 million, or 7.0% of our total assets and $308.3 million, or 12.9% of our total liabilities were held in foreign currencies. As of December 31, 2008, $62.3 million, or 2.6% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. To the extent foreign currency exposure is not hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition. Please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of foreign currency risk.

The preparation of our financial statements will require us to make many estimates and judgments, which are even more difficult than those made in a mature company, and which, if inaccurate, could cause volatility in our results.

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Management believes the item that requires the most subjective and complex estimates is the reserve for losses and loss expenses. Due to Validus Re’s short operating history, loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take many years to develop. Following a major catastrophic event, the possibility of future litigation or legislative change that may affect interpretation of policy terms further increases the degree of uncertainty in the reserving process. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different than the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. We expect volatility in results in periods in which significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

Risks Related to Acquisitions and New Ventures

There can be no assurance that we will fully realize the expected benefits of the Talbot acquisition in the anticipated time.

In order to realize the benefits of the Talbot acquisition, Validus Re’s and Talbot’s management will be required to devote considerable effort to projects such as upgrading and integrating financial, actuarial, underwriting and other systems and preparing financial reports on a timely basis, whether for a public company or otherwise, and no assurances can be given as to the impact these efforts may have upon our operations. In addition, no assurances can be given as to how much business Talbot will be permitted by Lloyd’s to write in 2010 and subsequent years. We have recorded intangible assets related to the acquisition of Talbot based on assumptions of anticipated benefits. These intangible assets may become impaired if anticipated benefits are not achieved, resulting in a corresponding impact on our income.

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

Our failure to manage successfully these operational challenges and risks may adversely impact our results of operations.

Risks Relating to Lloyd’s and Other U.K. Regulatory Matters

The regulation of Lloyd’s members and of Lloyd’s by the U.K. Financial Services Authority (“FSA”) and under European Directives and other local laws may result in intervention that could have a significant negative impact on Talbot.

Talbot operates in a regulated jurisdiction. Its underwriting activities are regulated by the FSA and franchised by Lloyd’s. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Talbot Underwriting Ltd.) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, the Lloyd’s Franchise Board requires annual approval of Syndicate 1183’s business plan, including a maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting (known as Funds at Lloyd’s or “FAL”). An adverse determination in any of these cases could lead to a change in business strategy which may have an adverse effect on Talbot’s financial condition and operating results.

European Directives affect the regulation governing the carrying on of insurance business in the United Kingdom. A new Directive covering the prudential supervision of insurance companies is being developed to replace the existing insurance Directives. The proposed “Solvency II” insurance Directive is presently under consultation and is unlikely to come into force before 2012. Likewise, a new reinsurance Directive was adopted on October 17, 2005, which is likely to be fully implemented in the U.K. by the end of 2010. There can be no assurance that future legislation will not have an adverse effect on Talbot.

Additionally, Lloyd’s worldwide insurance and reinsurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd’s generally and on Talbot.

Should Lloyd’s Council decide additional levies are required to support the central fund, this could adversely affect Talbot.

The central fund, which is funded by annual contributions and loans from Lloyd’s members, acts as a policyholders’ protection fund to make payments where any Lloyd’s member has failed to pay, or is unable to pay, valid claims. The Lloyd’s Council may resolve to make payments from the central fund for the advancement and protection of policyholders, which could lead to additional or special contributions being payable by Lloyd’s members, including Talbot. This, in turn, could adversely affect Talbot.

Lloyd’s 1992 and prior liabilities.

Notwithstanding the “firebreak” introduced when Lloyd’s implemented the Reconstruction and Renewal Plan in 1996, Lloyd’s members, including Talbot subsidiaries, remain indirectly exposed in a number of ways to 1992 and prior business reinsured by Equitas, including through the application of overseas deposits and the central fund.

Lloyd’s currently has a number of contingent liabilities in respect of risks under certain policies allocated to 1992 or prior Years of Account. If the statutory transfer of business from Equitas to National Indemnity Company (“NICO”) is not implemented, and the limit of the NICO retrocession cover proves to be insufficient and as a consequence Equitas is unable to pay the 1992 and prior liabilities in full, Lloyd’s will be liable to meet any shortfall arising in respect of those policies. The central fund, which can, subject to Lloyd’s regulations, issue calls on current underwriting members of Lloyd’s (which will include Talbot subsidiaries), may be applied for these purposes. Lloyd’s also has contingent liabilities under indemnities in respect of claims against certain persons and from residual litigation with Lloyd’s members who have not accepted the settlement offer.

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

The ability of Lloyd’s syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by an accredited rating agency. The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S & P and Fitch Ratings. Syndicate 1183 benefits from Lloyd’s current ratings and would be adversely affected if the current ratings were downgraded from their present levels.

An increase in the charges paid by Talbot to participate in the Lloyd’s market could adversely affect Talbot’s financial and operating results.

Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including, for example, annual subscriptions and central fund contributions for members and policy signing charges. The basis and amounts of charges may be varied by Lloyd’s and could adversely affect Talbot.

An increase in the level or type of deposits required by U.S. Situs Trust Deeds to be maintained by Lloyd’s syndicates could result in Syndicate 1183 being required to make a cash call which could adversely affect Talbot’s financial performance.

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

Controlled Foreign Corporation Status:  The Company should not be a controlled foreign corporation (“CFC”) because its organizational documents provide that if the common shares owned, directly, indirectly or by attribution, by any person would otherwise represent more than 9.09% of the aggregate voting power of all the Company’s common shares, the voting rights attached to those common shares will be reduced so that such person may not exercise and is not attributed more than 9.09% of the total voting power of the common shares. We cannot assure, however, that the provisions of the Organizational Documents will operate as intended and that the Company will not be considered a CFC. If the Company were considered a CFC, any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of the Company may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company’s undistributed earnings and profits attributable to Validus Re’s insurance and reinsurance income, including underwriting and investment income. Any gain realized on sale of common shares by such shareholder may also be taxed as a dividend to the extent of the Company’s earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).

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

If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. holder who owns common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. We currently do not expect that the Company will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because, through Validus Re, Talbot 2002 Underwriting Capital Ltd. and Talbot Underwriting Ltd., it intends to be predominantly engaged in the active conduct of a global insurance and reinsurance business. We cannot assure you, however, that the Company will not be deemed to be a PFIC by the IRS. No regulations currently exist regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying such provisions may be forthcoming. We cannot predict what effect, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

Changes in U.S. tax laws may be retroactive and could subject a U.S. holder of common shares to other adverse tax consequences.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance and reinsurance subsidiaries has been the subject of Congressional discussion and legislative proposals in the U.S. We cannot assure that future legislative action will not increase the amount of U.S. tax payable by us. For example, Congress has recently conducted hearings related to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated foreign reinsurers from 1% to 4%. A Senate Finance Committee staff discussion draft would limit deductions for premiums ceded to affiliated non-U.S. companies above certain levels. Other proposals relating to cross-border transactions, intangible products, or non-U.S. jurisdictions generally have been introduced in a number of Congressional committees. Enactment of some versions of such legislation as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could adversely affect our financial condition and results of operations could be materially adversely affected. Another legislative proposal has been introduced that would treat certain “tax haven CFCs” as U.S. corporations for federal income tax purposes. The term “tax haven CFC” would include a Bermuda corporation that is a controlled foreign corporation, but would exclude corporations that engage in the active conduct of a trade or business in Bermuda. It is not clear how this bill would apply to the Company, which conducts its insurance and reinsurance businesses through its subsidiaries and which has organizational documents that reduce voting power of any person to 9.09% of total voting power. Further, it is not clear whether this bill was intended to apply to a publicly traded company such as the Company. There is no assurance that this legislative proposal, if enacted, would not apply to the Company or any of its non-U.S. subsidiaries.

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

Proposed U.S. Tax Legislation Could Adversely Affect U.S. Shareholders.

Under current U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless either (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the U.S. and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. We would likely not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on dividends paid by us.

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

We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, in limited circumstances, the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyds is subject. See “Business — Regulation — United States and Bermuda.” Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure that we will be able to do so or to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.

The insurance and reinsurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda that are not licensed or authorized in the U.S. have recently become subject to increased scrutiny in many jurisdictions, including the United States. In the past, there have been U.S. Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as our shareholders. We are not able to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject.

Risks Related to Ownership of Our Common Shares

Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot.

We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and will also depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda law and regulations. The Insurance Act provides that our Bermuda subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2008, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $1,419.5 million and $246.4 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. The BMA’s approval is required for distributions greater than 25% of total statutory capital and surplus.

The timing and amount of any cash dividends on our common shares are at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant. In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries.

Future sales of our common shares and grants of restricted shares may affect the market price of our common shares and the future exercise of options and warrants may result in immediate and substantial dilution of the common shares.

As of February 27, 2009 (but without giving effect to unvested restricted shares), we had 75,717,528 common shares outstanding and 8,680,148 shares issuable upon exercise of outstanding warrants. Approximately 37,670,477 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, certain of our sponsoring shareholders and their transferees have the right to require us to register these common shares under the Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a “lock-up” agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 13,126,896. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.

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

In general, and except as provided below, shareholders have one vote for each voting common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2008, there were 55,946,106 voting common shares, of which 5,085,501 voting common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.

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

The Companies Act 1981 (the “Companies Act”), which applies to us, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Bye-laws, some of these differences may result in a shareholder having greater difficulties in protecting its interests as a shareholder of our company than it would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly owned subsidiary, what rights a shareholder may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

We are a Bermuda company and it may be difficult for our shareholders to enforce judgments against us or against our directors and executive officers.

We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, Joseph E. (Jeff) Consolino, C. Jerome Dill and Conan Ward reside in Bermuda, Edward Noonan, George Reeth and Stuart Mercer maintain residences in both Bermuda and the United States, Michael Belfatti resides in the United States and Rupert Atkin, Gilles Bonvarlet and Michael Carpenter reside in the United Kingdom. Of our directors, Edward Noonan and George Reeth maintain residences in both Bermuda and the United States, Jean-Marie Nessi resides in France and the remainder reside in the United States.

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

The Company and Validus Re currently occupy office space in Hamilton, Bermuda under a lease expiring on August 31, 2011. Validus Research Inc. currently occupies office space in Waterloo Ontario, Canada under a lease expiring on February 28, 2018. Validus Reaseguros, Inc. currently occupies office space in Miami, Florida, under a lease expiring on March 29, 2011. Validus Services, Inc. and Validus Underwriting Risk Services, Inc. currently occupy office space in New York City, New York, under a lease expiring on January 31, 2012. Talbot currently occupies office space in London, England, under a lease expiring on December 24, 2013 and in Singapore City, Singapore, under a lease expiring on December 14, 2011. We believe our current facilities are sufficient for us to conduct our operations, however, as a result of our recent growth we are exploring expansion of our office space.

Item 3.	Legal Proceedings

We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of common shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

The following table provides information regarding our executive officers and key employees as of February 27, 2009:

Name	Age	Position

Edward J. Noonan	50	Chairman of the Board of Directors and Chief Executive Officer
George P. Reeth	52	President and Deputy Chairman
C.N. Rupert Atkin	50	Chief Executive Officer of the Talbot Group
Michael J. Belfatti	38	Executive Vice President and Chief Actuary
Gilles A. M. Bonvarlet	45	Chief Operating Officer of the Talbot Group
Michael E.A. Carpenter	59	Chairman of the Talbot Group
Joseph E. (Jeff) Consolino	42	Executive Vice President and Chief Financial Officer
C. Jerome Dill	48	Executive Vice President and General Counsel
Stuart W. Mercer	49	Executive Vice President and Chief Risk Officer
Conan M. Ward	41	Executive Vice President and Chief Underwriting Officer

Edward J. Noonan has been chairman of our Board and the chief executive officer of the Company since its formation. Mr. Noonan has 28 years of experience in the insurance and reinsurance industry, serving most recently as the acting chief executive officer of United America Indemnity Ltd. (Nasdaq: INDM) from February 2005 through October 2005 and as a member of the Board of Directors from December 2003 to May 2007. Mr. Noonan served as president and chief executive officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Mr. Noonan is also a director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.

George P. Reeth has been president and deputy chairman of the Company since its formation and has senior operating and distribution responsibilities. Mr. Reeth, who has 31 years experience in the insurance and reinsurance industry, was a senior executive with Willis Group Limited from 1992 to 2005 and was chairman & chief executive officer of North American Reinsurance Operations for Willis Re Inc. from 2000 to 2005. Prior to Willis, Mr. Reeth was executive vice president at Wilcox, Inc.

C. N. Rupert Atkin began his career at the Alexander Howden Group in 1980 before moving to Catlin Underwriting Agencies in 1984. After six years at Catlin he left to join Talbot, then Venton Underwriting Ltd, heading up the marine classes of business within Syndicate 376. In 1995 Syndicate 1183 was constituted with Mr. Atkin as the Active Underwriter. In 2000 Syndicate 1183 was merged back into Syndicate 376. The syndicate was reconstituted once again following the management led buyout of the Talbot Group in November 2001. Following the sale of Talbot to Validus in the summer of 2007 Mr. Atkin was appointed as Chief Executive Officer of Talbot. Mr. Atkin is also a director of 1384 Capital Ltd, a company incorporated in England & Wales and supporting the underwriting of the Talbot Group’s syndicate for the 2006 and 2007 years of account. Mr. Atkin was appointed to the Council of Lloyd’s in 2007.

Michael J. Belfatti joined the Company in January 2008 as executive vice president and chief actuary. Mr. Belfatti has 15 years of experience in the insurance and reinsurance industry, serving most recently as senior consultant and Philadelphia location manager of the Tillinghast Insurance Consulting business of Towers Perrin from 2005 through 2007. Mr. Belfatti also held the position of director within the financial function of CIGNA Group Insurance in 2005. Prior to that, Mr. Belfatti was senior vice president and chief actuary of ACE Financial Solutions from 2000 to 2004.

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

Michael E. A. Carpenter joined Talbot in June 2001 as the chief executive officer. Following the sale of Talbot to Validus in the summer of 2007 Mr. Carpenter was appointed as Chairman. Mr. Carpenter is also a director of 1384 Capital Ltd, a company incorporated in England & Wales and supporting the underwriting of the Talbot Group’s syndicate for the 2006 and 2007 years of account.

Joseph E. (Jeff) Consolino has been executive vice president and chief financial officer of the Company since March 2006. Mr. Consolino has over 16 years of experience in the financial services industry, specifically in providing investment banking services to the insurance industry, and most recently served as a managing director in Merrill Lynch’s Financial Institutions Group specializing in insurance company advisory and financing transactions. He serves as a Director of National Interstate Corporation, a property and casualty company based in Ohio and of AmWINS Group, Inc., a wholesale insurance broker based in North Carolina.

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

Conan M. Ward has been executive vice president and chief underwriting officer of the Company since January 2006. Mr. Ward has over 16 years of insurance industry experience. Mr. Ward was executive vice president of the Global Reinsurance division of Axis Capital Holdings, Ltd. from November 2001 until November 2005, where he oversaw the division’s worldwide property catastrophe, property per risk, property pro rata portfolios. He is one of the founders of Axis Specialty, Ltd and was a member of the Operating Board and Senior Management Committee of Axis Capital. From July 2000 to November 2001, Mr. Ward was a senior vice president at Guy Carpenter & Co.

PART II

All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares, $0.175 par value per share, are listed on the New York Stock Exchange under the symbol “VR.”

The following tables sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite Tape, of the Company’s common shares per fiscal quarter commencing from the Company’s IPO on July 25, 2007.

	High	Low

2008:
1st Quarter	$26.22	$23.00
2nd Quarter	$23.72	$20.11
3rd Quarter	$24.70	$20.00
4th Quarter	$26.16	$14.84

	High	Low

2007:
3rd Quarter	$25.28	$21.11
4th Quarter	$26.59	$24.73

There were approximately 130 record holders of our common shares as of December 31, 2008. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the period from the Company’s IPO on July 25, 2007, through December 31, 2008 as compared to the cumulative total return of the S & P 500 Stock Index and the cumulative total return of an index of the Company’s peer group. The peer group index is comprised of the following companies: ACE Limited, Arch Capital Group Limited, Aspen Insurance Holdings Limited, Allied World Assurance Company Holdings, Ltd., Axis Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Flagstone Reinsurance Holdings Group Limited, Greenlight Capital Re Ltd., IPC Holdings Ltd., Max Capital Group Ltd., Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd., Transatlantic Holdings Inc., and XL Capital Ltd.

Dividend Policy

On February 12, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 31, 2009 to holders of record on March 16, 2009. During 2008, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant on March 17, June 5, September 4 and December 4, to holders of record on March 3, May 22, August 21 and November 20, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Validus Re and Talbot to pay dividends to us. Each of the subsidiaries is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. The Insurance Act provides that these subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiary to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2008, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $1,419.5 million and $246.4 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. The BMA’s approval is required for distributions greater than 25% of total statutory capital and surplus.

Talbot manages Syndicate 1183 (the “Syndicate”) at Lloyd’s. Lloyd’s requires Talbot to hold cash and investments in trust for the benefit of policyholders either as Syndicate trust funds or as Funds at Lloyd’s (“FAL”). Talbot may not distribute funds from the Syndicate into its corporate member’s trust accounts unless, firstly, they are represented by audited profits and, secondly, the Syndicate has adequate future cash flow to service its policyholders. Talbot’s corporate member may not distribute funds to Talbot’s unregulated bank or investment accounts unless they are represented by a surplus of cash and investments over the FAL requirement. Additionally, U.K. company law prohibits Talbot’s corporate name from declaring a dividend to the Company unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws do not impose statutory restrictions on a corporate name’s ability to declare a dividend, the U.K. Financial Services Authority’s (“FSA”) rules require maintenance of each insurance company’s solvency margin within its jurisdiction.

In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries. On December 18, 2008, A.M. Best affirmed our financial strength rating of A- (Excellent) with a stable outlook. See “Business — Regulation — Bermuda,” “Risk Factors — Risks Related to Ownership of Our Common Shares — Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot,” “Risk Factors — Risks Related to Our Company — We depend on ratings by A.M. Best Company. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares.”

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6.	Selected Financial Data

The summary consolidated statement of operations data for the years ended December 31, 2008, December 31, 2007, December 31, 2006 and the period ended December 31, 2005 and the summary consolidated balance sheet data as of December 31, 2008, December 31, 2007 and December 31, 2006 are derived from our audited consolidated financial statements. On July 2, 2007, the Company acquired Talbot Holdings Ltd. (“Talbot”) and is consolidating Talbot effective as of that date. As a result, Talbot is only included in the Company’s consolidated results from July 2, 2007 through December 31, 2007. Talbot is not included in consolidated results for the year ended December 31, 2006 and the first six months of 2007.

You should read the following summary consolidated financial information together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

The following table is derived from audited results for the years ended December 31, 2008, December 31, 2007, December 31, 2006 and the period from October 19, 2005, the date of our incorporation, to December 31, 2005:

	Year Ended	Year Ended	Year Ended	Period Ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands, except share and per share amounts)

Revenues
Gross premiums written	$1,362,484	$988,637	$540,789	$—
Reinsurance premiums ceded	(124,160)	(70,210)	(63,696)	—

Net premiums written	1,238,324	918,427	477,093	—
Change in unearned premiums	18,194	(60,348)	(170,579)	—

Net premiums earned	1,256,518	858,079	306,514	—
Net investment income	139,528	112,324	58,021	2,032
Realized gain on repurchase of debentures	8,752	—	—	—
Net realized gains (losses) on investments	(1,591)	1,608	(1,102)	(39)
Net unrealized gains on investments(1)	(79,707)	12,364	—	—
Other income	5,264	3,301	2,157	—
Foreign exchange gains (losses)	(49,397)	6,696	—	—

Total revenues	1,279,367	994,372	365,590	2,071
Expenses
Losses and loss expenses	772,154	283,993	91,323	—
Policy acquisition costs	234,951	134,277	36,072	—
General and administrative expenses(2)	123,948	100,765	38,354	2,367
Share compensation expenses	27,097	16,189	7,878	290
Finance expenses	57,318	51,754	8,789	—
Fair value of warrants issued	—	2,893	77	49,122

Total expenses	1,215,468	589,871	182,493	51,779

Net income before taxes	63,899	404,501	183,097	(49,708)
Taxes	(10,788)	(1,505)	—	—

Net income (loss)	53,111	402,996	183,097	(49,708)

	Year Ended	Year Ended	Year Ended	Period Ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands, except share and per share amounts)

Comprehensive income (loss)
Unrealized gains arising during the period(1)		—	(332)	144
Foreign currency translation adjustments	(7,809)	(49)	—	—
Adjustment for reclassification of losses realized in income		—	1,102	(39)

Comprehensive income (loss)	$45,302	$402,947	$183,867	$(49,603)

Earnings per share(3)
Weighted average number of common shares and common share equivalents outstanding
Basic	74,677,903	65,068,093	58,477,130	58,423,174
Diluted	75,819,413	67,786,673	58,874,567	58,423,174
Basic earnings per share	$0.62	$6.19	$3.13	$(0.85)

Diluted earnings per share	$0.61	$5.95	$3.11	$(0.85)

Cash dividends per share	$0.80	$—	$—	$—

Selected financial ratios
Losses and loss expenses ratio(4)	61.5%	33.1%	29.8%	—
Policy acquisition cost ratio(5)	18.7%	15.6%	11.8%	—
General and administrative expense ratio(6)	12.0%	13.3%	15.1%	—
Expense ratio(7)	30.7%	28.9%	26.9%	—
Combined ratio(8)	92.2%	62.0%	56.7%	—

Return on average equity(9)	2.7%	26.9%	17.0%	NM

The following table sets forth summarized balance sheet data as of December 31, 2008, 2007 and 2006:

	As of	As of	As of
	December 31, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands, except share and per share amounts)

Summary Balance Sheet Data:
Investments at fair value	$2,831,537	$2,662,021	$1,376,387
Cash and cash equivalents	449,848	444,698	63,643
Total assets	4,322,480	4,144,224	1,646,423
Reserve for losses and loss expenses	1,305,303	926,117	77,363
Unearned premiums	539,450	557,344	178,824
Junior Subordinated Deferrable Debentures	304,300	350,000	150,000
Total shareholders’ equity	1,938,734	1,934,800	1,192,523
Book value per common share(10)	25.64	26.08	20.39
Diluted book value per common share(11)	23.78	24.00	19.73

NM — Not meaningful

(1)	The Company has early adopted FAS 157 and FAS 159 as of January 1, 2007 and elected the fair value option on all securities previously accounted for as available-for-sale. Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000, previously included in accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and has no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments were accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such all unrealized gains and losses are included in net income.

(2)	General and administrative expenses for the years ended December 31, 2007 and 2006 include $4,000,000 and $1,000,000 respectively, related to our Advisory Agreement with Aquiline. Our Advisory Agreement with Aquiline terminated upon completion of our IPO, in connection with which the Company recorded general and administrative expense of $3,000,000 in the third quarter of the year ended December 31, 2007.

(3)	FAS 123R require that any unrecognized stock-based compensation expense that will be recorded in future periods be included as proceeds for purposes of treasury stock repurchases, which is applied against the unvested restricted shares balance. On March 1, 2007 we effected a 1.75 for one reverse stock split of our outstanding common shares. The stock split does not affect our financial statements other than to the extent it decreases the number of outstanding shares and correspondingly increases per share information for all periods presented. The share consolidation has been reflected retroactively in these financial statements.

(4)	The loss and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(5)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(6)	The general and administrative expense ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned. The general and administrative expense ratio for the year ended December 31, 2007 is calculated by dividing the total of general and administrative expenses plus share compensation expenses less the $3,000,000 Aquiline termination fee by net premiums earned.

(7)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(8)	The combined ratio is calculated by combining the loss ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(9)	Return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Quarterly average shareholders’ equity is the annualized average of the beginning and ending shareholders’ equity balances. Annual average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.

(10)	Book value per common share is defined as total shareholders’ equity divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(11)	Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). Diluted book value per common share is a Non-GAAP financial measure as described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s consolidated results of operations for the three months and years ended December 31, 2008, 2007 and 2006 and the Company’s consolidated financial condition and liquidity and capital resources at December 31, 2008 and 2007. The Company completed the acquisition of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007. As a result, Talbot is included only in the Company’s consolidated results from July 2, 2007 through December 31, 2008. Talbot is not included in consolidated results for the year ended December 31, 2006 and the first six months of 2007. This discussion and analysis pertains to the results of the Company inclusive of Talbot from the date of acquisition. Talbot results for the six months ended June 30, 2007 are included in discussion of segment results for comparison purposes only and are not consolidated in the Company results for 2007 periods. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included elsewhere within this filing.

The Company was formed on October 19, 2005 and has limited historical financial and operating information. Insurance and reinsurance companies face substantial risk in their initial stages of development. See “Cautionary Note Regarding Forward-Looking Statements.” In addition, for a variety of reasons, including the Company’s recent formation and the acquisition of Talbot, the Company’s historical financial results may not accurately indicate future performance. The Risk Factors set forth in Item 1A above present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

Written premiums are a function of the number and type of contracts written, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 inception and renewal periods, while most insurance and specialty lines are written throughout the year. Written premiums are generally highest in the first quarter and lowest during the fourth quarter of the year. Gross premiums written for pro rata programs are initially recorded as estimates and are adjusted as actual results are reported by the cedant during the period. Pro rata reinsurance is a type of reinsurance whereby the reinsurer indemnifies the policyholder against a predetermined portion of losses. Earned premiums do not necessarily follow the written premium pattern as premiums written are primarily earned ratably over the contract term, which is ordinarily one year, although many pro rata contracts are written on a risks attaching basis, which means that the contracts cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract, and are generally earned over a 24 month period, which is the risk period of the underlying (twelve month) policies. Premiums are generally due in monthly or quarterly installments.

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

Specialty:  The Company underwrites other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health and workers’ compensation catastrophe. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, Validus Re’s other specialty lines are primarily written on an excess of loss basis. Talbot underwrites war, political risks, political violence, financial institutions, contingency, bloodstock and livestock, accident and health, and aviation. With the exception of aviation, most of the Talbot specialty business is written on a direct or facultative basis or through a binding authority or coverholder.

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

Since most of the lines of business underwritten have large aggregate exposures to natural and man-made catastrophes, the Company expects that claims experience will often be the result of relatively few events of significant severity. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could potentially have a material adverse effect on, the Company’s financial condition, results of operations, and ability to write new business. The acquisition of Talbot helps to mitigate these risks by providing us with significant benefits in terms of product line and geographic diversification.

Acquisition costs consist principally of brokerage expenses and commissions which are driven by contract terms on reinsurance contracts written, and are normally a specific percentage of premiums. Under certain contracts, cedants may also receive profit commissions which will vary depending on the loss experience on the contract. Acquisition costs are presented net of commissions or fees received on any ceded premium.

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

Business Outlook and Trends

We underwrite global specialty property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on, the Company’s financial condition and results and ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these trends when pricing contracts.

Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The large industry losses in 2004, 2005 and 2008 have increased the perception of catastrophe risk by market participants creating a supply/demand imbalance for reinsurance capacity.

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

In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. Such rate increases were most significant in the United States catastrophe-exposed lines of business. For risks outside of the U.S., or for risks which were not substantially exposed to catastrophes, rate increases were more modest, or in some cases, decreased. During the years ended December 31, 2007 and 2008, the Company has experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers has increased the supply of insurance and reinsurance which has resulted in a softening of rates in most lines. In addition, during year ended December 31, 2008, the Company observed cedents retaining more risk as their capital bases have increased.

During 2008, the insurance and reinsurance industry incurred material losses and capital declines due to Hurricanes Ike and Gustav and the global financial crisis. In the wake of these events, the January 2009 renewal season has seen decreased competition and increased premium rates due to relatively scarce capital and increased demand.

Validus Re gross premiums written at January 1, 2009 grew by 26.0% from the prior year. This increase was largely due to rate increases coupled with modest exposure growth. The Company expects to see rates continue to increase over the balance of 2009. In the U.S. catastrophe market, loss-affected accounts saw increases of 25 to 35% with some as high as 80%.

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

	Three Months	Three Months	Three Months	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2008	2007	2006

Annualized return on average equity	7.7%	29.9%	23.9%	2.7%	26.9%	17.0%

The decreases in annualized return on average equity were driven primarily by decreases net income for the three months and year ended December 31, 2008 of $102.0 million or 73.4%, and $349.9 million or 86.8%, respectively, compared to the same periods in 2007.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased from $24.00 at December 31, 2007 to $23.78 at December 31, 2008. The decrease was due to increased common shares outstanding and dividends declared on our common shares and common share equivalents, which decrease shareholders’ equity, offset in part by earnings generated in the year. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share can be found in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2009.

Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividend of $0.20 per common share in each quarter of 2008. On February 12, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 31, 2009 to holders of record on March 16, 2009.

Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended December 31, 2008 and December 31, 2007 was $33.0 million and $117.4 million, respectively. Underwriting income for the years ended December 31, 2008 and December 31, 2007 was $98.4 million and $325.9 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the following accounting policies are critical to the Company’s financial reporting as the application of these policies requires management to make significant judgments. Management believes the items that require the most subjective and complex estimates are (1) reserve for losses and loss expenses and (2) premiums and (3) reinsurance premiums ceded and reinsurance recoverables.

Reserve for Losses and Loss Expenses.  For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability incurred for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR reserves”). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate value is not yet known). Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims.

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

For insurance business, for risks that the Company leads, the Company receives from brokers details of potential claims, on the basis of which the Company’s loss adjusters make estimates of the likely ultimate outcome of the claims. In determining these reserves, the Company takes into account a number of factors including the facts and circumstances of the individual claim, the nature of the coverage, and historical information about its experience on similar types of claims. For insurance business where another company is the lead, the case reserves are established by the lead underwriter and validated centrally by the Lloyd’s market claims bureau, with a sample reviewed by the Company. The sum of the individual claim estimates for lead and follow business constitutes the case reserves.

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

The Company writes a mix of predominantly short-tail business, both insurance and reinsurance. The combination of low claim frequency and high claim severity that is characteristic of much of this short-tail business makes the available data more volatile and less reliable for predicting ultimate losses. For example, in property lines, there can be additional uncertainty in loss estimation related to large catastrophe events, whether natural or man- made. With winds events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take longer as buildings are discovered to have structural weaknesses not initially detected.

The Company additionally writes longer tail insurance lines of business, predominantly financial institutions ($42.3 million of gross premiums written on a claims made basis) and marine and energy liabilities ($35.1 million of gross premiums written on a losses occurring basis). These longer tail lines represent 5.7% of total gross premiums written. For marine and energy liability, the time from the occurrence of a claim to its first report to the Company can be years. For both marine and energy liability and financial institutions, the subsequent time between reporting of a claim and its settlement can be years. In these intervening periods between occurrence, reporting and settlement, additional facts regarding individual claims and trends often will become known and current laws and case law may change, affecting the ultimate value of the claim.

Taken together, these issues add considerable uncertainty to the process of estimating ultimate losses, hence loss reserves, and this uncertainty is increased for reinsurance business compared with insurance business due to the additional parties in the chain of reporting from the original claimant to the reinsurer.

As a result of the uncertainties described above, the Company must estimate IBNR reserves, which consist of a provision for future development on known loss events, as well as a provision for claims which have occurred but which have not yet been reported to us by clients. Because of the degree of reliance that is necessarily placed on brokers and (re)insured companies for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business underwritten, the rapidly emerging and changing nature of facts and circumstances for large events that have recently occurred and, for reinsurance business, the varying reserving practices among ceding companies as described above, reserve estimates are highly dependent on management’s judgment and are subject to uncertainty.

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

2. The Company uses reinsurance industry information in order to perform consistency checks on the data provided by ceding companies and to identify trends in loss reporting and settlement activity. Where it deems appropriate, the Company incorporates such information in establishing reinsurance reserves.

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

The Company uses a reserving methodology that establishes a point estimate for ultimate losses. The point estimate represents management’s best estimate of ultimate losses and loss expenses. The Company does not select a range as part of its loss reserving process. The extent of reliance on management judgment in the reserving process differs depending on the circumstances surrounding the estimations, including the volume and credibility of data, the perceived relevance of historical data to future conditions, the stability or lack of stability in the Company’s operational processes for handling losses (including claims practices and systems) and other factors. The Company reviews its reserving assumptions and methodologies on a quarterly basis. Two of the most critical assumptions in establishing reserves are loss emergence patterns and expected (or “prior”) loss ratios. Loss emergence patterns are critical to the reserving process as they can be one key indicator of the ultimate liability. A pattern of reported loss emergence different from expectations may indicate a change in the loss climate and may thus influence the estimate of future payments that should be reflected in reserves. Expected loss ratios are a primary component in the Company’s calculation of estimated ultimate losses for business at an early stage in its development.

Loss emergence patterns for the business written by Talbot are generally derived from the Talbot’s own historic loss development triangulations, supplemented in some instances by Lloyd’s market data. For the business written by Validus Re, where its own historic loss development triangulations are currently more limited, greater use is made of market data including reinsurance industry data available from organizations such as statistical bureaus and consulting firms, where appropriate. Expected loss ratios are estimated in a variety of ways, largely dependent upon the data available. Wherever it deems appropriate, management incorporates the Company’s own loss experience in establishing initial expected loss ratios and reserves. This is particularly true for the business written by Talbot where a longer reserving history exists and expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. For reinsurance business, expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in these models is collected by underwriters and actuaries during the initial pricing of the business.

The Company has catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, and estimation of ultimate losses resulting from large catastrophe events. The determination regarding which events follow these procedures is made by members of senior management from relevant departments within the Company. The procedures are designed to facilitate the communication of information between various relevant functions and provide an efficient approach to determining the estimated loss for the event.

In developing estimates for large catastrophe events, the Company considers various sources of information including; specific loss estimates reported by our cedants and policyholders, ceding company and overall industry loss estimates reported by our brokers and by claims reporting services, proprietary and third party vendor models and internal data regarding insured or reinsured exposures related to the geographical location of the event. Use of these various sources enables management to estimate ultimate loss for known events with a higher degree of accuracy and timeliness than if the Company relied solely on one data source. Generally, catastrophe event ultimate loss estimates are established without regard to whether we may subsequently contest any claim resulting from the event. Indicated ultimate loss estimates for catastrophe events are compiled by a committee of management, and these indicated ultimate losses are incorporated into the process of selecting management’s best estimate of reserves.

As with large catastrophe events, the Company separately estimates ultimate losses for certain large claims using a number of methods, including estimation based on vendor catastrophe models, analyses of specific industry occurrences and facts, as well as information from cedants and policyholders on individual contract involvements.

Management anticipates that the loss estimates will be subject to annual corroborative review by independent actuaries using generally accepted actuarial techniques and other analytical and qualitative methods.

The Company’s three lines of business, property, marine and specialty, are exposed to event-related risks that are generally reported and paid within three years of the event except for financial institutions and marine liability.

The Company estimates that 83.2% of its current reserves will be paid within three years. The Company writes longer tail business in its financial institutions and energy and marine liabilities lines. Factors contributing to uncertainty in reserving for these lines include longer duration of loss development patterns, difficulty applying older loss experience to newer years, and the possibility of future litigation. The Company considers these factors when reserving for longer tail lines.

As described above, for all lines of business, the Company’s reserve for losses and loss adjustment expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, ACR, and (3) IBNR reserves. For both Talbot and Validus Re, IBNR is established separately for large or catastrophe losses and smaller “attritional” losses. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:

1. Case reserves — Case reserves generally are analyzed and established by each segment’s claims department on all lines, making use of third party input where appropriate (including, for the reinsurance business, reports of losses from the ceding companies). For insurance business where Talbot is not the Lead underwriter on the business, the case reserves are established by the lead underwriter and validated by central Lloyd’s market claims bureau, with a sample reviewed by Talbot.

2. ACR reserves — ACRs are established for Validus Re business by our claims department in cases where we believe the case reserves reported by the cedant require adjustment. ACRs supplement case reserves based on information obtained through ceding company audits or other sources. ACRs are not generally used at Talbot as claim volumes are generally greater and thus the potential for future variation in case reserve estimates on known claims often can be analyzed at an aggregate level using historical data.

3. IBNR reserves:

a. Large or catastrophe events — IBNR reserves are established for all lines based on the each segment’s estimates for known loss events for which not all claims have been reported to the Company. In establishing such IBNR reserves, the Company accumulates loss information from modeling agencies, where possible, publicly available sources, and information contained in client reports and estimates. The loss information is applied to the Company’s book of in-force contracts to establish an estimate of the Company’s ultimate exposure to the loss event. For some large loss events, the Company estimates an ultimate loss expectation for the individual event. Paid losses, case reserves and any additional case reserves are deducted from the ultimate loss to ascertain the IBNR estimate for individual large claims or catastrophe events. The size of event for which the Company establishes a separate ultimate loss estimate may vary based on an assessment of the materiality of the event, as well as on other factors.

b. Attritional losses — IBNR reserves are established using some combination of the actuarial methods described above, including the Chain Ladder method, the Generalized Cape Cod method and the Bornhuetter-Ferguson method. In situations where limited historic development data is available and/or the year being analyzed is more recent (less mature), the expected loss method and the Bornhuetter-Ferguson method are more commonly used. Under all methods used at both Validus Re and Talbot, an ultimate loss amount is established. Paid losses, case reserves and any additional case reserves are then deducted from the ultimate loss to ascertain the attritional IBNR reserves.

For all sources of IBNR, net reserves are estimated by first estimating gross IBNR reserves, then estimating reinsurance recoverables on IBNR.

The Company’s reserving methodology was not changed materially in the year ended December 31, 2008 from the methodology used in the year ended December 31, 2007 for either Validus Re or Talbot. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2008 were

$1,305.3 million and $208.8 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by business segment at December 31, 2008.

	At December 31, 2008
			Total Gross
			Reserve
	Gross Case	Gross	for Losses and
(Dollars in thousands)	Reserves	IBNR	Loss Expenses

Validus Re	$283,599	$231,505	$515,104
Talbot	424,119	366,080	790,199

Total	$707,718	$597,585	$1,305,303

Management’s best estimate of the gross reserve for losses and loss expenses at December 31, 2007 was $926.1 million. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2007.

	At December 31, 2007
			Total Gross
			Reserve
	Gross Case	Gross	for Losses and
(Dollars in thousands)	Reserves	IBNR	Loss Expenses

Validus Re	$71,994	$124,819	$196,813
Talbot	391,377	337,927	729,304

Total	$463,371	$462,746	$926,117

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

Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results, financial condition and liquidity. Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2008 is $1,096.5 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2008 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any other parameters than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.

Net reserve for losses and loss expenses at December 31, 2008 — Sensitivity to loss emergence patterns

Reserve for Losses
Change in Assumption	and Loss Expenses
(Dollars in thousands)

Six month acceleration	$927,112
Three month acceleration	1,004,253
No change (selected)	1,096,507
Three month deceleration	1,201,223
Six month deceleration	1,315,230

Net reserves for loss and loss expenses at December 31, 2008 — Sensitivity to expected loss ratios

Reserve for Losses
Change in Assumption	and Loss Expenses
(Dollars in thousands)

10% favorable	$1,049,892
5% favorable	1,073,158
No change (selected)	1,096,507
5% unfavorable	1,119,864
10% unfavorable	1,143,222

The most significant variance in the above scenarios, six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $218.7 million.

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

Premiums.  For insurance business, written premium estimates are determined from the business plan estimates of premiums by class, the aggregate of underwriters’ estimates on a policy-by-policy basis, and projections of ultimate premiums using generally accepted actuarial methods. In particular, direct insurance premiums are recognized in accordance with the type of contract written.

The majority of our insurance premium is accepted on a direct open market or facultative basis. We receive a premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will typically adjust only if the underlying insured values adjust. We actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable.

For business written on a facility basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by the facility; historical premium volume of similar facilities; the estimates provided by the broker; and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums. In the year ended December 31, 2008, premiums written on a facility basis accounted for $190.9 million or 26.9% of total gross premiums written at Talbot.

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

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006(1)
		Gross		Gross		Gross
	Gross	Premiums	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
(Dollars in Thousands)	Written	(%)	Written	(%)	Written	(%)

Proportional	$179,530	13.2%	$193,598	13.9%	$161,512	13.6%
Non-proportional	1,182,954	86.8%	1,196,225	86.1%	1,027,929	86.4%

Total	$1,362,484	100.0%	$1,389,823	100.0%	1,189,441	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the years ended December 31, 2007 and 2006 for comparative purposes only. The figures presented are gross of $11.9 million and $8.7 million pro forma purchase adjustments for the years ended December 31, 2007 and 2006, respectively.

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

Throughout the term of the policy, periodic review of the estimated premium takes place based on the latest information available, which may include actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as an assessment of relevant economic conditions. If necessary, subsequent adjustments are recorded at the time of review.

Reporting of actual premiums ceded by the ceding company may be on a one to three month lag and may lead to revised estimates significantly different from the original figure.

On a quarterly basis, the Company evaluates the appropriateness of these premium estimates based on the latest information available, which may include actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as an assessment of relevant economic conditions. As the Company’s reinsurance lines have a short operating history, we have limited past history that reflects how our premium estimates will develop. Furthermore, past experience may not be indicative of how future premium estimates develop. The Company believes that reasonably likely changes in assumptions made in the estimation process would not have a significant impact on gross premiums written as recorded.

Where contract terms on excess of loss contracts require the mandatory reinstatement of coverage after a client’s loss, the mandatory reinstatement premiums are recorded as written and earned premiums when the loss event occurs.

Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2008 no provision for doubtful accounts is necessary for receivables from cedants.

Reinsurance Premiums Ceded and Reinsurance Recoverables.  As discussed in Item 1. “Business — Risk Management,” the Company primarily uses ceded reinsurance for risk mitigation purposes. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage.

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

Reinsurance receivable and reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a reserve for non-recoverability. As at December 31 2008, reinsurance recoverable balances were $208.8 million and reinsurance receivable balances were $1.4 million. At December 31, 2008, the Company had fully collateralized reinsurance balances related to Hurricane Ike of $8.5 million and $69.5 million on the property and marine lines, respectively. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

Our ceded unpaid losses and loss expense consists of two elements, those for reported losses and those for losses incurred but not reported (“IBNR”). Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see “Reserve for Losses and Loss expenses”). As at December 31 2008, ceded IBNR recoverable balances were $70.6 million.

Although our reinsurance receivable and reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, we use judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31 2008, we had a provision for non-recoverability of $3.2 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.

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

At December 31, 2008, the use of different assumptions within the model could have a material effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.

Investment Valuation.  Consistent with U.S. GAAP, the Company recognizes fixed maturity and short-term investments at their fair value in the consolidated balance sheets. Fair value is defined in FAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (“Level 1”) and unobservable inputs being the lowest level (“Level 3”). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs. All of the Company’s short-term investment and 95.5% of the Company’s fixed maturity fair value measurements have either quoted market prices or other observable inputs. Fair value measurements of certain non-Agency RMBS securities, representing 2.6% of the Company’s total assets, have primarily unobservable inputs. During the year ended December 31, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Further details of FAS 157 and its application are presented in Note 7 to the consolidated financial statements (Part II).

The Company’s external investment accounting service provider receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. These independent pricing sources are prioritized with respect to reliability to ensure that only the highest priority pricing inputs are used. The independent pricing sources are received via automated feeds from indices, pricing and broker-dealers services. Pricing is also obtained from other external investment managers. This information is applied consistently across all portfolios. The Company’s external investment accounting service provider confirms and documents all prices received from broker-dealers on a daily basis for quality control and audit purposes.

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

During the year ended December 31, 2008, the Company identified certain non-Agency RMBS securities (“identified RMBS securities”) trading in inactive markets. The financial and mainstream press has provided continuous coverage of the credit crisis and the related impact on world markets. The Company’s external investment advisors have noted illiquidity and dislocation in the non-Agency RMBS market during 2008. In order to gauge market activity for the identified RMBS securities, management, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. Pricing services were the primary sources for the prices. Documentation provided by pricing services regarding the pricing of non-Agency RMBS indicated that Volatile CMO Tranche Evaluations are performed via a “proprietary evaluated pricing and prepayment model.” This matrix or option adjusted spread (“OAS”) model, uses a combination of Monte Carlo simulations and arbitrage analysis to determine prices. As a result, these securities were transferred to Level 3 assets with respect to the FAS 157 fair value hierarchy.

Consistent with FSP FAS 157-3 market approach fair value measurements for securities trading in inactive markets are not determinative. In weighing the fair value measurements resulting from market approach and income approach valuation techniques the Company has placed less reliance on the market approach fair value measurements. The income approach valuation technique determines the fair value of each security on the basis of contractual cash flows, discounted using a risk-adjusted discount rate. As the proposed valuation technique incorporates both observable and significant unobservable inputs, these securities have been transferred to Level 3 assets with respect to the FAS 157 fair value hierarchy. The foundation for the income approach is the amount and timing of future cash flows.

The Company examined several sources in the determination of an appropriate, risk-adjusted discount rate. In doing so, the Company concluded that liquidity risk was the primary driver of the discount rate as prepayment, default and credit risk are incorporated into the underlying cash flows and thus it is not appropriate to include the associated risks in the discount rate. The risk adjusted discount rate used in the income valuation calculation was the three month over USD LIBOR at December 31, 2008 plus a spread of 564 basis points, representing the average spreads of BBB U.S. Corporate Securities over U.S. Treasuries for the last six months of 2008. While the majority of the identified RMBS securities are rated AAA, a number have been downgraded, mostly to BBB. The Company has conservatively used BBB as a benchmark in determining an appropriate discount rate.

The change in fair value measurement for the identified RMBS securities from a market approach to an income approach resulted in a $14.6 million increase in net unrealized losses on investments in the quarter. This increase in net unrealized losses on investments resulted in a $14.6 million decrease in shareholders’ equity as at December 31, 2008.

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company’s fixed maturity and short-term investments.

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

The following table presents results of operations for the three months and years ended December 31, 2008, 2007, 2006 and the pro forma results of operations for the year ended December 31, 2007.

	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	Year Ended		December 31,
	2008	2007	2006(1)	2008	December 31, 2007		2006(1)
(Dollars in thousands)	Actual	Actual	Actual	Actual	Actual	Pro Forma(1)	Actual

Gross premiums written	$191,736	$190,996	$65,505	$1,362,484	$988,637	$1,377,948	$540,789
Reinsurance premiums ceded	(2,722)	(4,566)	355	(124,160)	(70,210)	(146,833)	(63,696)

Net premiums written	189,014	186,430	65,860	1,238,324	918,427	1,231,115	477,093
Change in unearned premiums	127,017	131,601	39,293	18,194	(60,348)	(88,201)	(170,579)

Net premiums earned	316,031	318,031	105,153	1,256,518	858,079	1,142,914	306,514
Losses and loss expenses	191,576	107,567	24,265	772,154	283,993	427,207	91,323
Policy acquisition costs	61,407	53,277	11,498	234,951	134,277	195,743	36,072
General and administrative expenses	22,809	33,676	13,002	123,948	97,765	141,360	38,354
Share compensation expense	7,279	6,135	2,223	27,097	16,189	18,524	7,878

Total underwriting expenses	283,071	200,655	50,988	1,158,150	532,224	782,834	173,627
Underwriting income(2)	32,960	117,376	54,165	98,368	325,855	360,080	132,887
Net investment income	30,671	37,525	17,652	139,528	112,324	132,205	58,021
Other income	1,598	1,971	—	5,264	3,301	5,466	—
Finance expenses	(8,522)	(25,423)	(3,653)	(57,318)	(51,754)	(77,645)	(8,789)

Operating income before taxes(2)	56,707	131,449	68,164	185,842	389,726	420,106	182,119
Taxes	5,796	(22)	—	10,788	1,505	(2,703)	—

Operating income after tax(2)	50,911	131,471	68,164	175,054	388,221	417,403	182,119

Net realized gains (losses) on investments	6,757	784	(208)	(1,591)	1,608	378	(1,102)
Net unrealized (losses) gains on investments	(7,099)	9,229	—	(79,707)	12,364	12,364	—
Realized gain on repurchase of debentures	—		—	8,752	—	—	—
Foreign exchange gains (losses)	(13,554)	(2,515)	1,096	(49,397)	6,696	7,878	2,157
Fair value of warrants issued	—	—	—	—	(2,893)	(2,893)	(77)
Aquiline termination fee	—	—	—	—	(3,000)	(3,000)	—

Net income after taxes	$37,015	$138,969	$69,052	$53,111	$402,996	$432,130	$183,097

Comprehensive income
Unrealized losses arising during period	—	—	(522)	—	—	—	(332)
Foreign currency translation Adjustments	(6,330)	591	—	(7,809)	(49)	—	—
Adjustment for reclassification of losses realized in income	—	—	208	—	—	—	1,102

Comprehensive income	$30,685	$139,560	$68,738	$45,302	$402,947	$432,130	$183,867

Selected ratios
Net premiums written/ Gross premiums written	98.6%	97.6%	100.5%	90.9%	92.9%	89.3%	88.2%
Losses and loss expenses ratio	60.6%	33.8%	23.1%	61.5%	33.1%	37.4%	29.8%
Policy acquisition cost ratio	19.4%	16.8%	10.9%	18.7%	15.6%	17.1%	11.8%
General and administrative expense ratio	9.5%	12.5%	14.5%	12.0%	13.3%	14.0%	15.1%

Expense ratio	28.9%	29.3%	25.4%	30.7%	28.9%	31.1%	26.9%

Combined ratio	89.5%	63.1%	48.5%	92.2%	62.0%	68.5%	56.7%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pro forma results of operations including Talbot are presented for the year ended December 31, 2007 for comparative purposes only.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income (loss) to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three Months	Three Months	Three Months	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2008	2007(1)	2006	2008	2007(1)	2006

VALIDUS RE
Gross premiums written	$43,873	$47,499	$65,505	$687,771	$702,098	$540,789
Reinsurance premiums ceded	(1,696)	(3,813)	355	(62,933)	(68,842)	(63,696)

Net premiums written	42,177	43,686	65,860	624,838	633,256	477,093
Change in unearned premiums	122,191	118,828	39,293	28,693	(74,227)	(170,579)

Net premiums earned	164,368	162,514	105,153	653,531	559,029	306,514
Losses and loss expenses	95,972	48,244	24,265	420,645	175,538	91,323
Policy acquisition costs	28,011	22,107	11,498	100,243	70,323	36,072
General and administrative expenses	7,301	7,858	11,474	34,607	31,412	24,565
Share compensation expense	2,197	1,189	1,544	6,829	4,013	3,105

Total underwriting expenses	133,481	79,398	48,781	562,324	281,286	155,065
Underwriting income(2)	30,887	83,116	56,372	91,207	277,743	151,449

TALBOT
Gross premiums written	$152,662	$143,497	$—	$708,996	$286,539	$—
Reinsurance premiums ceded	(5,825)	(753)	—	(95,510)	(1,368)	—

Net premiums written	146,837	142,744	—	613,486	285,171	—
Change in unearned premiums	4,826	12,773	—	(10,499)	13,879	—

Net premiums earned	151,663	155,517	—	602,987	299,050	—
Losses and loss expenses	95,604	59,323	—	351,509	108,455	—
Policy acquisition costs	33,560	31,170	—	135,017	63,954	—
General and administrative expenses	12,882	23,628	—	71,443	48,886	—
Share compensation expense	1,436	978	—	4,702	1,709	—

Total underwriting expenses	143,482	115,099	—	562,671	223,004	—

Underwriting income(2)	8,181	40,418	—	40,316	76,046	—

CORPORATE & ELIMINATIONS
Gross premiums written	$(4,799)	$—	$—	$(34,283)	$—	$—
Reinsurance premiums ceded	4,799	—	—	34,283	—	—

Net premiums written	—	—	—	—	—	—
Policy acquisition costs	(164)	— -	—	(309)	—	—
General and administrative expenses	2,626	2,190	1,528	17,898	17,467	13,789
Share compensation	3,646	3,968	679	15,566	10,467	4,773

Total underwriting expenses	6,108	6,158	2,207	33,155	27,934	18,562
Underwriting income (loss)(2)	(6,108)	(6,158)	(2,207)	(33,155)	(27,934)	(18,562)

Total underwriting income(2)	$32,960	$117,376	$54,165	$98,368	$325,855	$132,887

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three months ended December 31, 2008 compared to three months ended December 31, 2007 and 2006

Net income for the three months ended December 31, 2008 was $37.0 million compared to $139.0 million for the three months ended December 31, 2007, a decrease of $102.0 million or 73.4%. The primary factors driving the decrease in net income were:

•	Decrease in underwriting income of $84.4 million due primarily to increased estimate of losses and loss expense of $77.2 million as a result of Hurricane Ike. This loss was offset by increased earned reinstatement premiums of $7.1 million as a result of Hurricane Ike;

•	Decrease in net unrealized (losses) gains on investments of $16.3 million. This change was principally the result of market value declines due to interest rate movements and widening credit spreads resulting from extreme volatility in the financial markets; and

•	Decrease in foreign exchange (losses) gains of $11.0 million due to a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency.

The decrease in net income for the three months ended December 31, 2008 of $102.0 million is attributable to:

	Three Months Ended December 31, 2008
	Increase (decrease) Over the Three Months
	Ended December 31, 2007
			Corporate
			and Other
			Reconciling
(Dollars in thousands)	Validus Re	Talbot	Items	Total

Hurricanes Ike — net losses and loss expenses	$(58,938)	$(18,257)	$—	$(77,195)
Hurricanes Ike — net reinstatement premiums	6,592	505	—	7,097
Other underwriting (loss) income items	117	(14,485)	50	(14,318)

Underwriting income	(52,229)	(32,237)	50	(84,416)
Net investment income	219	(5,371)	(1,702)	(6,854)
Other income	164	(373)	(164)	(373)
Finance expenses	12	15,698	1,191	16,901

	(51,834)	(22,283)	(625)	(74,742)

Taxes	4	(5,822)	—	(5,818)

Net realized gains on investments	4,486	1,487	—	5,973
Net unrealized (losses) gains on investments	(33,318)	16,990	—	(16,328)
Foreign exchange (losses) gains	(785)	(10,254)	—	(11,039)

Net income after taxes	$(81,447)	$(19,882)	$(625)	$(101,954)

Gross Premiums Written

Gross premiums written for the three months ended December 31, 2008 were $191.7 million compared to $191.0 million for the three months ended December 31, 2007, an increase of $0.7 million or 0.4%. The increase in gross premiums written was driven primarily by increases in the property and specialty lines of $8.5 million and $8.3 million, respectively. This increase in the property and specialty lines was offset by the marine line which decreased by $16.0 million.

Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Gross		Gross
	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)

Property	$45,410	23.7%	$36,908	19.3%
Marine	61,041	31.8%	77,073	40.4%
Specialty	85,285	44.5%	77,015	40.3%

Total	$191,736	100.0%	$190,996	100.0%

Validus Re.  Validus Re gross premiums written for the three months ended December 31, 2008 were $43.9 million compared to $47.5 million for the three months ended December 31, 2007, a decrease of $3.6 million or 7.6%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Gross		Gross
	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)

Property	$21,004	47.9%	$16,282	34.3%
Marine	5,799	13.2%	18,067	38.0%
Specialty	17,070	38.9%	13,150	27.7%

Total	$43,873	100.0%	$47,499	100.0%

The decrease in Validus Re gross premiums written was driven primarily by a decrease in the marine line of $12.3 million. This decrease was due primarily to the non-renewal of an $18.2 million quota share contract and the associated excess of loss policies. This decrease in the marine line was offset by $7.1 million of reinstatement premiums resulting from Hurricane Ike and $4.8 million as a result of quota share and surplus treaty contracts with Talbot, which was eliminated upon consolidation.

Talbot.  Talbot gross premiums written for the three months ended December 31, 2008 were $152.7 million compared to $143.5 million for the three months ended December 31, 2007, an increase of $9.2 million or 6.4%. The $152.7 million of gross premiums written translated at fourth quarter 2007 rates of exchange would have been $169.1 million during the three months ended December 31, 2007, an increase of $25.6 million. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Gross		Gross
	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)

Property	$29,159	19.1%	$20,626	14.4%
Marine	56,919	37.3%	59,006	41.1%
Specialty	66,584	43.6%	63,865	44.5%

Total	$152,662	100.0%	$143,497	100.0%

Increases to the property account in the three months ended December 31, 2008 quarter have come from the Latin America treaty account. Additional income has also been generated from new teams joining the business.

The marine account is down in the quarter compared to 2007 mainly due to exchange rate deterioration where a number of classes have a large sterling element to them. This had a $6.2 million negative effect compared to last year, coupled with a reduction of $3.2 million in already booked premiums on the yacht class in the period.

Specialty account gross premiums written increased over the same period in 2007 despite rate reductions and market overcapacity in the bloodstock and contingency accounts entered during 2007.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended December 31, 2008 were $2.7 million compared to $4.6 million for the three months ended December 31, 2007, a decrease of $1.8 million or 40.4%. Validus Re decreased its property ceded reinsurance premiums by $5.7 million, as discussed below.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums	Ceded	Premiums	Ceded
(Dollars in thousands)	Ceded	(%)	Ceded	(%)

Property	$(1,359)	(50.0)%	$4,308	94.4%
Marine	2,789	102.5%	640	14.0%
Specialty	1,292	47.5%	(382)	(8.4)%

Total	$2,722	100.0%	$4,566	100.0%

Validus Re.  Validus Re reinsurance premiums ceded for the three months ended December 31, 2008 were $1.7 million compared to $3.8 million for the three months ended December 31, 2007, a decrease of $2.1 million or 55.5%.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums	Ceded	Premiums	Ceded
(Dollars in thousands)	Ceded	(%)	Ceded	(%)

Property	$(2,446)	(144.2)%	$3,213	84.2%
Marine	4,125	243.2%	(440)	(11.5)%
Specialty	17	1.0%	1,040	27.3%

Total	$1,696	100.0%	$3,813	100.0%

The decrease in Validus Re reinsurance premiums ceded was driven primarily by a decrease in the property line of $5.7 million. This decrease was due primarily to the recognition of a common account reinsurance contract in the three months ended December 31, 2007 which was renewed in the three months ended March 31, 2008 and the reclassification of a $2.9 million retrocession from the property line to the marine line. The decrease in the property line was offset by a $4.6 million increase in the marine line. This increase in the marine line was due primarily to the reclassification noted above.

Talbot.  Talbot reinsurance premiums ceded for the three months ended December 31, 2008 were $5.8 million compared to $0.8 million for the three months ended December 31, 2007, an increase of $5.0 million.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums	Ceded	Premiums	Ceded
(Dollars in thousands)	Ceded	(%)	Ceded	(%)

Property	$5,840	100.2%	$1,095	145.4%
Marine	341	5.9%	1,080	143.4%
Specialty	(356)	(6.1)%	(1,422)	(188.8)%

Total	$5,825	100.0%	$753	100.0%

The increase in reinsurance premiums ceded on the property account was primarily a result of the $4.8 million quota share and surplus treaty contracts with Validus Re, which was eliminated upon consolidation.

The marine and specialty accounts were adjusted for prior year releases where reinstatement premiums payable were reduced leading to a reduction in ceded premiums. The specialty account did not experience the same level of releases as in December 2007; hence the differential.

Net Premiums Written

Net premiums written for the three months ended December 31, 2008 were $189.0 million compared to $186.4 million for the three months ended December 31, 2007, an increase of $2.6 million or 1.4%. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Net		Net
	Net	Premiums	Net	Premiums
	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)

Property	$46,769	24.8%	$32,600	17.5%
Marine	58,252	30.8%	76,433	41.0%
Specialty	83,993	44.4%	77,397	41.5%

Total	$189,014	100.0%	$186,430	100.0%

Premium rates in most lines have declined during the year ended December 31, 2008. As a result of the Company’s decision to grow revenue only when returns meet or exceed internal requirements, overall net premiums written have remained consistent with the three month period ended December 31, 2007.

Validus Re.  Validus Re net premiums written for the three months ended December 31, 2008 were $42.2 million compared to $43.7 million for the three months ended December 31, 2007, a decrease of $1.5 million or 3.5%. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Net		Net
	Net	Premiums	Net	Premiums
	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)

Property	$23,450	55.6%	$13,069	29.9%
Marine	1,674	4.0%	18,507	42.4%
Specialty	17,053	40.4%	12,110	27.7%

Total	$42,177	100.0%	$43,686	100.0%

The decrease in Validus Re net premiums written was driven primarily by the marine line which accounted for $16.8 million of the decrease. This decrease in marine line net premiums written was a result of the non-renewal of an $18.2 million quota share contract and other marine excess of loss policies, as discussed above. This decrease was offset by a $10.4 million increase in property line net premiums written due to decreased reinsurance premium ceded and increased reinstatement premiums written, as discussed above.

The ratio of net premiums written to gross premiums written were 96.1% and 92.0% for the three month periods ended December 31, 2008 and 2007, respectively. This increase was due to decreased reinsurance premiums ceded and lower overall gross premiums written during the three months ended December 31, 2008 from the same period in 2007, as discussed above.

Talbot.  Talbot net premiums written for the three months ended December 31, 2008 were $146.8 million compared to $142.7 million for the three months ended December 31, 2007, an increase of $4.1 million or 2.9%. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Net		Net
	Net	Premiums	Net	Premiums
	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)

Property	$23,319	15.9%	$19,531	13.7%
Marine	56,578	38.5%	57,926	40.6%
Specialty	66,940	45.6%	65,287	45.7%

Total	$146,837	100.0%	$142,744	100.0%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three month periods ended December 31, 2008 and 2007 were 96.2% and 99.5%, respectively. This decrease was due primarily to the increased reinsurance ceded to the Validus Re segment and a decrease in the amount of reinstatement premium adjustments to prior years from December 2007.

Change in Unearned Premiums

Change in unearned premiums for the three months ended December 31, 2008 was $127.0 million compared to $131.6 million for the three months ended December 31, 2007, a decrease of $4.6 million or 3.5%.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007

Change in gross unearned premium	$134,071	$136,647
Change in prepaid reinsurance premium	(7,054)	(5,046)

Net change in unearned premium	$127,017	$131,601

Validus Re.  Validus Re’s change in unearned premiums for the three months ended December 31, 2008 was $122.2 million compared to $118.8 million for the three months ended December 31, 2007, an increase of $3.4 million or 2.8%. The increase was due partially to $7.1 million of earned reinstatement premiums as a result of losses in connection with Hurricane Ike and the relative maturation of the Company’s risks-attaching business. Validus Re’s change in prepaid reinsurance premiums was insignificant.

Talbot.  The Talbot change in unearned premiums for the three months ended December 31, 2008 was $4.8 million compared to $12.8 million for the three months ended December 31, 2007, a decrease of $7.9 million.

	Three Months	Three Months
	Ended December 31,	Ended December 31,
(Dollars in thousands)	2008	2007

Change in gross unearned premium	$21,013	$34,009
Change in prepaid reinsurance premium	(16,187)	(21,236)

Net change in unearned premium	$4,826	$12,773

The difference in gross unearned premiums arises from a change in the written pattern of premiums. Talbot wrote more business in the last six months of 2008 than in 2007 and hence the change in earned premium will be less. In respect of prepaid reinsurance premiums, the difference arises from the non-renewal of several low level reinsurance layers in the 2008 excess of loss reinsurance program.

Net Premiums Earned

Net premiums earned for the three months ended December 31, 2008 were $316.0 million compared to $318.0 million for the three months ended December 31, 2007, a decrease of $2.0 million or 0.6%.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Net		Net
	Net	Premiums	Net	Premiums
	Premiums	Earned	Premiums	Earned
(Dollars in thousands)	Earned	(%)	Earned	(%)

Property	$145,752	46.2%	$156,824	49.4%
Marine	93,340	29.5%	88,856	27.9%
Specialty	76,939	24.3%	72,351	22.7%

Total	$316,031	100.0%	$318,031	100.0%

Validus Re.  Validus Re net premiums earned for the three months ended December 31, 2008 were $164.4 million compared to $162.5 million for the three months ended December 31, 2007, an increase of $1.9 million or 1.1%.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Net		Net
	Net	Premiums	Net	Premiums
	Premiums	Earned	Premiums	Earned
(Dollars in thousands)	Earned	(%)	Earned	(%)

Property	$117,496	71.5%	$124,519	76.6%
Marine	29,371	17.9%	22,933	14.1%
Specialty	17,501	10.6%	15,062	9.3%

Total	$164,368	100.0%	$162,514	100.0%

The increase in net premiums earned reflects the benefit of earning premiums on business written in 2007 as the prior year benefitted from premiums on business written in 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis. During the three months ended December 31, 2008 there was an additional $6.6 million increase in earned premiums due to reinstatement premiums from Hurricane Ike offset by premium adjustments to proportional business written during prior periods.

Talbot.  Talbot net premiums earned for the three months ended December 31, 2008 were $151.7 million compared to $155.5 million for the three months ended December 31, 2007, a decrease of $3.9 million or 2.5%.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Net		Net
	Net	Premiums	Net	Premiums
	Premiums	Earned	Premiums	Earned
(Dollars in thousands)	Earned	(%)	Earned	(%)

Property	$28,256	18.6%	$32,305	20.8%
Marine	63,969	42.2%	65,923	42.4%
Specialty	59,438	39.2%	57,289	36.8%

Total	$151,663	100.0%	$155,517	100.0%

The reduction in net earned premium on the property and marine accounts is a function of those issues outlined in previous paragraphs.

Losses and Loss Expenses

Losses and loss expenses for the three months ended December 31, 2008 were $191.6 million compared to $107.6 million for the three months ended December 31, 2007, an increase of $84.0 million or 78.1%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended December 31, 2008 and 2007 were 60.6% and 33.8%, respectively. During the three months ended December 31, 2008 the Company incurred $77.2 million of loss expense attributable to development of previously announced Hurricane Ike, which represents 24.4 percentage points of the loss ratio. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2008	2007

Property	73.7%	28.6%
Marine	50.4%	53.5%
Specialty	48.3%	21.0%
All lines	60.6%	33.8%

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended December 31, 2008:

	Three Months Ended December 31, 2008
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total

Gross reserves at period beginning	$493,553	$795,088	$(15,798)	$1,272,843
Losses recoverable at period beginning	53,591	135,670	(15,798)	173,463

Net reserves at period beginning	439,962	659,418	—	1,099,380
Incurred losses — current year	102,089	109,156	—	211,245
Incurred losses — change in prior accident years	(6,117)	(13,552)	—	(19,669)

Incurred losses	95,972	95,604	—	191,576
Paid losses	(80,347)	(74,574)	—	(154,921)
Foreign exchange	(4,222)	(35,306)	—	(39,528)

Net reserves at period end	451,365	645,142	—	1,096,507
Losses recoverable at period end	84,523	145,057	(20,784)	208,796

Gross reserves at period end	$535,888	$790,199	$(20,784)	$1,305,303

The amount recorded represents management’s best estimate of losses and loss expenses incurred. The increase in losses and loss expenses was due principally to Hurricane Ike. Favorable loss development on prior years totaled $19.7 million. The $13.6 million favorable loss reserve development in the Talbot segment relates primarily to the 2006 and prior underwriting years as described below. Favorable loss reserve development benefitted the Company’s loss ratio by 6.2 percentage points for the three months ended December 31, 2008.

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

At December 31, 2008 and 2007, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended December 31, 2008.

	At December 31, 2008
	Gross		Total Gross
	Case		Reserve for Losses
(Dollars in thousands)	Reserves	Gross IBNR	and Loss Expenses

Property	$287,903	$183,291	$471,194
Marine	344,998	250,511	595,509
Specialty	74,816	163,784	238,600

Total	$707,717	$597,586	$1,305,303

	At December 31, 2008
	Net		Total Net
	Case		Reserve for Losses
(Dollars in thousands)	Reserves	Net IBNR	and Loss Expenses

Property	$282,755	$175,886	$458,641
Marine	220,090	211,020	431,110
Specialty	66,701	140,055	206,756

Total	$569,546	$526,961	$1,096,507

During the three months ended December 31, 2008, the Company incurred losses of $77.2 million related to the development of previously announced Hurricane Ike reserves, as detailed in the chart below.

	Net Losses and	Net Reinstatement	Net Effect on Net
(Dollars in thousands)	Loss Expenses(1)	Premiums	(Loss) Income(2)

Hurricane Ike
Validus Re
Property	$38,229	$(4,205)	$34,024
Marine	20,834	(2,387)	18,447
Specialty	(125)	—	(125)

All lines	58,938	(6,592)	52,346
Talbot
Property	16,354	(289)	16,065
Marine	1,903	(216)	1,687
Specialty	—	—	—

All lines	18,257	(505)	17,752
Total
Property	54,583	(4,494)	50,089
Marine	22,737	(2,603)	20,134
Specialty	(125)	—	(125)

All lines	$77,195	$(7,097)	$70,098

(1)	Net of reinsurance

(2)	Net effect on net income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.

Validus Re.  Validus Re losses and loss expenses for the three months ended December 31, 2008 were $96.0 million compared to $48.2 million for the three months ended December 31, 2007, an increase of $47.7 million or 98.9%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 58.4% and 29.7% for the three months ended December 31, 2008 and 2007, respectively. During the three months ended December 31, 2008, Validus Re incurred $58.9 million of losses and loss expense attributable to Hurricane Ike, which represents 35.9 percentage points of the loss ratio. During the three months ended December 31, 2007, Validus Re incurred $10.0 million, or 6.2 percentage points of the loss ratio and $6.1 million, or 3.8 percentage points of the loss ratio attributable to the California wildland fires and a satellite launch failure, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Three Months Ended
	December 31,
	2008	2007

Property — current year	59.4%	25.1%
Property — change in prior accident years	(3.0)%	(0.1)%

Property — loss ratio	56.4%	25.0%
Marine — current year	84.1%	31.1%
Marine — change in prior accident years	(10.8)%	2.0%

Marine — loss ratio	73.3%	33.1%
Specialty — current year	43.5%	71.4%
Specialty — change in prior accident years	2.5%	(8.5)%

Specialty — loss ratio	46.0%	62.9%
All lines — current year	62.1%	30.3%
All lines — change in prior accident years	(3.7)%	(0.6)%

All lines — loss ratio	58.4%	29.7%

Validus Re paid losses of $80.3 million and $14.8 million for the three months ended December 31, 2008 and 2007, respectively. Losses related to Hurricane Ike represent 32.5 percentage points of the property lines loss ratio for the three months ended December 31, 2008. Validus Re experienced favorable development of $6.1 million and $0.9 million during the three month periods ended December 31, 2008 and 2007, respectively. During the three months ended December 31, 2007, Validus Re incurred $10.0 million of loss expense attributable to the California wildland fires, which represented 8.0 percentage points of the property lines loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the three months ended December 31, 2008 and 2007 were 26.9% and 17.1%, respectively.

Losses related to Hurricane Ike represent 70.9 percentage points of the marine lines loss ratio for the three months ended December 31, 2008. During the three months ended December 31, 2008 the marine lines experienced favorable development in prior accident years loss ratio of $3.2 million, or 10.8 percentage points of the marine lines loss ratio. Validus Re marine line loss ratios, excluding prior year development and losses related to Hurricane Ike, for the three months ended December 31, 2008 and 2007 were 13.2% and 31.1%, respectively

The specialty lines include $7.6 million related to current year losses and $0.4 million of adverse development relating to prior accident years. During the three months ended December 31, 2007, Validus Re incurred $6.1 million of loss expense attributable to a satellite launch failure, which represented 40.4 percentage points of the specialty lines loss ratio. Validus Re specialty lines loss ratios, excluding prior year development and the loss event identified above, for the three months ended December 31, 2008 and 2007 were 43.5% and 31.0%, respectively.

Talbot.  Talbot losses and loss expenses for the three months ended December 31, 2008 were $95.6 million compared to $59.3 million for the three months ended December 31, 2007, an increase of $36.3 million, or 61.2%. The loss ratio was 63.0% and 38.1% for the three months ended December 31, 2008 and 2007, respectively. Favorable loss reserve development of $13.6 million relates primarily to the 2006 and prior underwriting years, as described below. During the three months ended December 31, 2008, Talbot incurred an additional $18.3 million of loss expense attributable to Hurricane Ike which represents 12.1 percentage points of the all lines loss ratio. During the three months ended December 31, 2007, Talbot incurred $1.9 million, or 1.2 percentage points of the loss ratio attributable to the California wildland fires. Details of loss ratios by line of business and calendar period are provided below.

	Three Months Ended
	December 31
	2008	2007

Property — current year	142.5%	42.3%
Property — change in prior accident years	2.5%	0.0%

Property — loss ratio	145.0%	42.3%
Marine — current year	54.7%	61.0%
Marine — change in prior accident years	(14.9)%	(0.4)%

Marine — loss ratio	39.8%	60.6%
Specialty — current year	57.0%	61.3%
Specialty — change in prior accident years	(8.0)%	(51.4)%

Specialty — loss ratio	49.0%	9.9%
All lines — current year	71.9%	57.2%
All lines — change in prior accident years	(8.9)%	(19.1)%

All lines — loss ratio	63.0%	38.1%

The property lines include $40.3 million related to current year losses and include an increase of $16.4 million related to Hurricane Ike representing 57.9 percentage points of the property lines loss ratio for the three months ended December 31, 2008. During the three months ended December 31, 2007, Talbot incurred $1.9 million, or 5.9 percentage points of the property line loss ratio attributable to the California wildland fires. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the three months ended December 31, 2008 and 2007 were 84.6% and 36.4%, respectively.

The marine lines include $35.0 million related to current year marine losses. These were partially offset by $9.5 million of favorable development relating to prior accident years. The current year incurred losses include an increase of $2.0 million related to Hurricane Ike representing 3.0 percentage points of the marine lines loss ratio for the three months ended December 31, 2008. The favorable prior period development arises due to low claims activity across marine lines, most notably cargo and energy in the 2006 and prior underwriting years. Talbot marine line loss ratios, excluding prior year development and losses related to Hurricane Ike, for the three months ended December 31, 2008 and 2007 were 51.8% and 61.0%, respectively.

The specialty lines include $33.9 million relating to current year losses offset by $4.7 million due to favorable development on prior accident year reserves. The favorable development was due principally to reduced provisions for late reported claims in the 2006 and prior underwriting years of the financial institutions line together with low claims activity in the 2007 underwriting year of the aviation treaty line. Talbot specialty lines loss ratios, excluding prior year development, for the three months ended December 31, 2008 and 2007 were 57.0% and 61.3%, respectively.

Policy Acquisition Costs

Policy acquisition costs for the three months ended December 31, 2008 were $61.4 million compared to $53.3 million for the three months ended December 31, 2007, an increase of $8.1 million or 15.3%. The increase in policy acquisition costs was due primarily to an increase for Validus Re of $6.0 million.

	Three Months Ended				Three Months Ended
	December 31, 2008				December 31, 2007
	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Costs	Costs (%)	Ratio (%)	Costs	Costs (%)	Ratio (%)

Property	$26,197	42.7%	18.0%	$23,692	44.5%	15.1%
Marine	18,432	30.0%	19.7%	16,572	31.1%	18.7%
Specialty	16,778	27.3%	21.8%	13,013	24.4%	18.0%

Total	$61,407	100.0%	19.4%	$53,277	100.0%	16.8%

Validus Re.  Validus Re policy acquisition costs for the three months ended December 31, 2008 were $28.0 million compared to $22.1 million for the three months ended December 31, 2007, an increase of $5.9 million or 26.7%.

	Three Months Ended				Three Months Ended
	December 31, 2008				December 31, 2007
	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Costs	Costs (%)	Ratio (%)	Costs	Costs (%)	Ratio (%)

Property	$21,279	75.9%	18.1%	$17,223	77.9%	13.8%
Marine	4,222	15.1%	14.4%	2,634	11.9%	11.5%
Specialty	2,510	9.0%	14.3%	2,250	10.2%	14.9%

Total	$28,011	100.0%	17.0%	$22,107	100.0%	13.6%

Policy acquisition costs include brokerage, commission, excise tax and contributions to inuring reinsurance and are generally driven by contract terms. They are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2008 and 2007 were 17.0% and 13.6%, respectively. The policy acquisition ratio increased largely due to a 4.3 percentage point increase on the policy acquisition ratio for the property line. This increase was primarily as a result of substantial inuring reinsurance costs incurred on policies that were not present in previous periods.

Talbot.  Talbot policy acquisition costs for the three months ended December 31, 2008 were $33.6 million compared to $31.2 million for the three months ended December 31, 2007, an increase of $2.4 million or 7.7%.

	Three Months Ended				Three Months Ended
	December 31, 2008				December 31, 2007
	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Costs	Costs (%)	Ratio (%)	Costs	Costs (%)	Ratio (%)

Property	$5,082	15.2%	18.0%	$6,469	20.8%	20.0%
Marine	14,210	42.3%	22.2%	13,938	44.7%	21.1%
Specialty	14,268	42.5%	24.0%	10,763	34.5%	18.8%

Total	33,560	100.0%	22.1%	$31,170	100.0%	20.0%

Policy acquisition costs as a percent of net premiums earned were 22.1% and 20.0%, respectively, for the three month periods ended December 31, 2008 and 2007. On a gross basis, policy acquisition costs as a percentage of gross earned premiums were 19.3% and 17.6%, respectively, for the three month periods ended December 31, 2008 and 2007. The specialty line ratio increased in 2008 compared to 2007 as a result of premium estimate changes on contracts with high acquisition cost ratios. New treaty and quota share business within the property account written in 2008 has a lower acquisition cost ratio than business written in 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2008 were $22.8 million compared to $33.7 million for the three months ended December 31, 2007, a decrease of $10.9 million or 32.3%. The decrease was primarily a result of a $10.7 million reduction in Talbot’s expenses.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
		General and		General and
	General and	Administrative	General and	Administrative
	Administrative	Expenses	Administrative	Expenses
(Dollars in thousands)	Expenses	(%)	Expenses	(%)

Validus Re	$7,301	32.0%	$7,858	23.3%
Talbot	12,882	56.5%	23,628	70.2%
Corporate & Eliminations	2,626	11.5%	2,190	6.5%

Total	$22,809	100.0%	$33,676	100.0%

General and administrative expense ratios for the three month periods ended December 31, 2008 and 2007 were 9.5% and 12.5%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
		Expenses as% of		Expenses as% of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums

General and Administrative	$22,809	7.2%	$33,676	10.6%
Share Compensation	7,279	2.3%	6,135	1.9%

Total	$30,088	9.5%	$39,811	12.5%

General and administrative expenses of $22.8 million in the three months ended December 31, 2008 represents 7.2 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re.  Validus Re general and administrative expenses for the three months ended December 31, 2008 were $7.3 million compared to $7.9 million for the three months ended December 31, 2007, a decrease of $0.6 million or 7.1%. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. General and administrative expenses have decreased primarily as a result of reduced profit-related bonus expenses which are linked to our operating results. However, this decrease was offset result of an increase in staff to 91 at December 31, 2008 from 66 at December 31, 2007. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three month periods ended December 31, 2008 and 2007 were 4.5% and 4.9%, respectively.

Talbot.  Talbot general and administrative expenses were $12.9 million and $23.6 million for the three months ended December 31, 2008 and 2007. General and administrative expenses have decreased primarily as a result of reduced salary costs of $6.8 million mostly relating to a reduction in profit-related bonus expenses and $1.0 million due to the movement in exchange rates as most expenses are denominated in sterling but reported in U.S. dollars. General and administrative expenses as a percent of net premiums earned were 8.5% and 15.2% for the three months ended December 31, 2008 and 2007.

Corporate & Eliminations.  Corporate general and administrative expenses for the three months ended December 31, 2008 were $2.6 million compared to $2.2 million for the three months ended December 31, 2007, an increase of $0.4 million or 19.9%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.

Share Compensation Expense

Share compensation expense for the three months ended December 31, 2008 was $7.3 million compared to $6.1 million for the three months ended December 31, 2007, an increase of $1.1 million or 18.6%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
		Share		Share
	Share	Compensation	Share	Compensation
	Compensation	Expense	Compensation	Expense
(Dollars in thousands)	Expense	(%)	Expense	(%)

Validus Re	$2,197	30.2%	$1,189	19.4%
Talbot	1,436	19.7%	978	15.9%
Corporate & Eliminations	3,646	50.1%	3,968	64.7%

Total	$7,279	100.0%	$6,135	100.0%

Share compensation expense of $7.3 million in the three months ended December 31, 2008 represents 2.3 percentage points of the general and administrative expense ratio.

Validus Re.  Validus Re share compensation expense for the three months ended December 31, 2008 was $2.2 million compared to $1.2 million for the three months ended December 31, 2007, an increase of $1.0 million or 84.8%. This increase was due principally to an increase in staff to 91 at December 31, 2008 from 66 at December 31, 2007. Share compensation expense as a percent of net premiums earned for the three month periods ended December 31, 2008 and 2007 were 1.3% and 0.7%, respectively.

Talbot.  Talbot share compensation expense for the three months ended December 31, 2008 was $1.4 million and $1.0 million for the three months ended December 31 2007, the difference being due to grants made during 2008. Share compensation expense as a percent of net premiums earned for the three month periods ended December 31, 2008 and December 31, 2007 was 0.9% and 0.6% respectively.

Corporate & Eliminations.  Corporate share compensation expense for both three month periods ended December 31, 2008 and 2007 were $3.6 million.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended December 31, 2008 and 2007.

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007

Losses and loss expenses ratio	60.6%	33.8%
Policy acquisition cost ratio	19.4%	16.8%
General and administrative expense ratio(1)	9.5%	12.5%

Expense ratio	28.9%	29.3%

Combined ratio	89.5%	63.1%

(1)	Includes general and administrative expense, and share compensation expense

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007

Validus Re
Losses and loss expenses ratio	58.4%	29.7%
Policy acquisition cost ratio	17.0%	13.6%
General and administrative expense ratio	5.8%	5.6%

Expense ratio	22.8%	19.2%

Combined ratio	81.2%	48.9%

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007

Talbot
Losses and loss expenses ratio	63.0%	38.1%
Policy acquisition cost ratio	22.1%	20.1%
General and administrative expense ratio	9.4%	15.8%

Expense ratio	31.5%	35.9%

Combined ratio	94.5%	74.0%

Underwriting (Loss) Income

Underwriting income for the three months ended December 31, 2008 was $33.0 million compared to $117.4 million for the three months ended December 31, 2007, a change of $84.4 million or 71.9%.

	Three Months Ended	% of Sub	Three Months Ended	% of Sub
(Dollars in thousands)	December 31, 2008	Total	December 31, 2007	Total

Validus Re	$30,887	79.1%	$83,116	67.3%
Talbot	8,181	20.9%	40,418	32.7%

Sub total	39,068	100.0%	123,534	100.0%

Corporate & Eliminations	(6,108)		(6,158)

Total	$32,960		$117,376

The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income (loss), other income, finance expenses, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses).

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007

Underwriting (loss) income	$32,960	$117,376
Net investment income	30,671	37,525
Other income	1,598	1,971
Finance expenses	(8,522)	(25,423)
Net realized (losses) gains on investments	6,757	784
Net unrealized gains (losses) on investments	(7,099)	9,229
Foreign exchange gains (losses)	(13,554)	(2,515)

Net income before taxes	$42,811	$138,947

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

Net Investment Income

Net investment income for the three months ended December 31, 2008 was $30.7 million compared to $37.5 million for the three months ended December 31, 2007, a decrease of $6.8 million or 18.1%. Net investment income decreased as a result of reduced market yields. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended December 31, 2008 and 2007 are as presented below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007

Fixed maturities and short-term investments	$29,035	$29,895
Securities lending income	625	—
Cash and cash equivalents	1,892	8,339

Total investment income	31,552	38,234
Investment expenses	(881)	(709)

Net investment income	$30,671	$37,525

Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. a subsidiary of Bank of America (“Merrill Lynch”) and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three month periods ended December 31, 2008 and December 31, 2007 were $0.4 million and $0.4 million, respectively. Investment management fees earned by GSAM for the three month periods ended December 31, 2008 and December 31, 2007 were $0.4 million and $0.3 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 3.8% and 4.9% for the three months ended December 31, 2008 and 2007, respectively, and the average duration at December 31, 2008 was 1.82 years (December 31, 2007 — 2.0 years).

Finance Expenses

Finance expenses for the three months ended December 31, 2008 were $8.5 million compared to $25.4 million for the three months ended December 31, 2007, a decrease of $16.9 million or 66.5%. The lower finance expenses in 2008 were attributable primarily to the $14.5 million decrease on Talbot third party FAL facility.

Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007

9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,625
8.480% Junior Subordinated Deferrable Debentures	3,187	4,340
Credit facilities	218	230
Talbot FAL facilities	86	658
Talbot other interest	(105)	544
Talbot third party FAL facility	1,547	16,026

Total	$8,522	$25,423

Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. Because the third party FAL providers remain “on risk” until each year of account that their support closes (normally after three years). Talbot must retain third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support.

For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However, some of these costs are fixed. Further, the 2005 underwriting year only became profitable on a cumulative basis in September 2007, thus triggering profit-related payments for that underwriting year. There will be no FAL finance charges related to the 2008 year of account as there were no third party FAL providers in that period.

The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three Months Ended December 31
			Total Syndicate		FAL Finance Charges as
	FAL Finance Charges		Profit		% of Total Syndicate Profit
Underwriting Year of Account	2008	2007	2008	2007	2008	2007
(Dollars in thousands)

2005(1)	$—	$11,390	$—	$30,862	NM	36.9%
2006(1)	3,873	(302)	14,765	(1,106)	26.2%	27.3%
2007	(2,326)	4,938	372	19,292	(625.3)%	25.6%
2008	—	—	10,495	—	NM	NM

Total	$1,547	$16,026	$25,632	$49,048	6.0%	32.7%

Percentage excluding years in deficit					6.0%	32.6%

(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM — Not meaningful

FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended December 31, 2008 were $1.5 million compared to $16.0 million for the three months ended December 31, 2007, a decrease of $14.5 million. This decrease was due to lower profits on the oldest year of account together with lower rates of third party FAL costs in 2008 relative to 2007. There will be no FAL finance charges related to the 2008 year of account as there were no third party FAL providers.

Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Three Months Ended December 31
(Dollars in thousands)	2008	2007

Total syndicate profit	$25,632	$49,048
FAL Finance expenses	(1,547)	(16,026)
Managing agent’s fee(1)	1,889	2,474
Managing agent’s profit commission(2)	8,892	8,875
Investment income(3)	(468)	3,291
Other segment operating expenses, net(4)	(7,335)	(6,997)
Company share compensation	(1,436)	(978)
Intangible amortization	(1,041)	(1,041)
Income tax expense	(5,786)	36

Talbot segment net (loss) income	$18,800	$38,682

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.

(4)	Includes Talbot Holdings Ltd share option expenses.

Net Realized (Losses) Gains on Investments

Net realized gains on investments for the three months ended December 31, 2008 were $6.8 million compared to gains of $0.8 million for the three months ended December 31, 2007. Net realized gains resulted primarily from the sale of fixed maturity investments in certain financial institutions.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on investments for the three months ended December 31, 2008 were $7.1 million compared to gains of $9.2 million for the three months ended December 31, 2007. The net unrealized losses in the three months ended December 31, 2008 resulted primarily from market value declines due to spreads widening as a result of extreme volatility in the financial markets.

The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended December 31, 2008 and 2007, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007. During the three months ended December 31, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value measurement process for the identified non-Agency RMBS securities from a market approach to an income approach resulted in a $14.6 million increase in net unrealized loss on investments for the three months ended December 31, 2008. Further details are provided in the Investments section below.

Foreign Exchange (Losses) Gains

Foreign exchange losses for the three month period ended December 31, 2008 were $13.6 million compared to losses of $2.5 million for the three months ended December 31, 2007, a change of $11.1 million. The foreign exchange losses during the three months ended December 31, 2008 were due to a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $62.3 million. This balance consisted of British pound sterling and Canadian dollars of approximately $55.9 million and $6.4 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended December 31, 2008, this translation process resulted in foreign exchange losses that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Income Tax Expense

Income tax expense for the three months ended December 31, 2008 was $5.8 million compared to $0.0 million for the three months ended December 31, 2007, an increase of $5.8 million. Income tax expense resulted primarily from foreign exchange differences in the U.K. companies reporting under U.K. GAAP which are taxable in the U.K.

The following table presents results of operations for the three months and years ended December 31, 2008, 2007, 2006 and the pro forma results of operations for the year ended December 31, 2007.

	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	Year Ended		December 31,
	2008	2007	2006(1)	2008	December 31, 2007		2006(1)
(Dollars in thousands)	Actual	Actual	Actual	Actual	Actual	Pro Forma(1)	Actual

Gross premiums written	$191,736	$190,996	$65,505	$1,362,484	$988,637	$1,377,948	$540,789
Reinsurance premiums ceded	(2,722)	(4,566)	355	(124,160)	(70,210)	(146,833)	(63,696)

Net premiums written	189,014	186,430	65,860	1,238,324	918,427	1,231,115	477,093
Change in unearned premiums	127,017	131,601	39,293	18,194	(60,348)	(88,201)	(170,579)

Net premiums earned	316,031	318,031	105,153	1,256,518	858,079	1,142,914	306,514
Losses and loss expenses	191,576	107,567	24,265	772,154	283,993	427,207	91,323
Policy acquisition costs	61,407	53,277	11,498	234,951	134,277	195,743	36,072
General and administrative expenses	22,809	33,676	13,002	123,948	97,765	141,360	38,354
Share compensation expense	7,279	6,135	2,223	27,097	16,189	18,524	7,878

Total underwriting expenses	283,071	200,655	50,988	1,158,150	532,224	782,834	173,627
Underwriting income(2)	32,960	117,376	54,165	98,368	325,855	360,080	132,887
Net investment income	30,671	37,525	17,652	139,528	112,324	132,205	58,021
Other income	1,598	1,971	—	5,264	3,301	5,466	—
Finance expenses	(8,522)	(25,423)	(3,653)	(57,318)	(51,754)	(77,645)	(8,789)

Operating income before taxes	56,707	131,449	68,164	185,842	389,726	420,106	182,119
Taxes	5,796	(22)	—	10,788	1,505	(2,703)	—

Operating income after tax(2)	50,911	131,471	68,164	175,054	388,221	417,403	182,119

Net realized gains (losses) on investments	6,757	784	(208)	(1,591)	1,608	378	(1,102)
Net unrealized (losses) gains on investments	(7,099)	9,229	—	(79,707)	12,364	12,364	—
Realized gain on repurchase of debentures	—		—	8,752	—	—	—
Foreign exchange gains (losses)	(13,554)	(2,515)	1,096	(49,397)	6,696	7,878	2,157
Fair value of warrants issued	—	—	—	—	(2,893)	(2,893)	(77)
Aquiline termination fee	—	—	—	—	(3,000)	(3,000)	—

Net income after taxes	$37,015	$138,969	$69,052	$53,111	$402,996	$432,130	$183,097

Comprehensive income Unrealized losses arising during period	—	—	(522)	—	—	—	(332)
Foreign currency translation Adjustments	(6,330)	591	—	(7,809)	(49)	—	—
Adjustment for reclassification of losses realized in income	—	—	208	—	—	—	1,102

Comprehensive income	$30,685	$139,560	$68,738	$45,302	$402,947	$432,130	$183,867

Selected ratios
Net premiums written/ Gross premiums written	98.6%	97.6%	100.5%	90.9%	92.9%	89.3%	88.2%
Losses and loss expenses ratio	60.6%	33.8%	23.1%	61.5%	33.1%	37.4%	29.8%
Policy acquisition cost ratio	19.4%	16.8%	10.9%	18.7%	15.6%	17.1%	11.8%
General and administrative expense ratio	9.5%	12.5%	14.5%	12.0%	13.3%	14.0%	15.1%

Expense ratio	28.9%	29.3%	25.4%	30.7%	28.9%	31.1%	26.9%

Combined ratio	89.5%	63.1%	48.5%	92.2%	62.0%	68.5%	56.7%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pro forma results of operations including Talbot are presented for the year ended December 31, 2007 for comparative purposes only.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income (loss) to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2008	2007(1)	2006	2008	2007(1)	2006

VALIDUS RE
Gross premiums written	$43,873	$47,499	$65,505	$687,771	$702,098	$540,789
Reinsurance premiums ceded	(1,696)	(3,813)	355	(62,933)	(68,842)	(63,696)

Net premiums written	42,177	43,686	65,860	624,838	633,256	477,093
Change in unearned premiums	122,191	118,828	39,293	28,693	(74,227)	(170,579)

Net premiums earned	164,368	162,514	105,153	653,531	559,029	306,514
Losses and loss expenses	95,972	48,244	24,265	420,645	175,538	91,323
Policy acquisition costs	28,011	22,107	11,498	100,243	70,323	36,072
General and administrative expenses	7,301	7,858	11,474	34,607	31,412	24,565
Share compensation expense	2,197	1,189	1,544	6,829	4,013	3,105

Total underwriting expenses	133,481	79,398	48,781	562,324	281,286	155,065
Underwriting income(2)	30,887	83,116	56,372	91,207	277,743	151,449

TALBOT
Gross premiums written	$152,662	$143,497	$—	$708,996	$286,539	$—
Reinsurance premiums ceded	(5,825)	(753)	—	(95,510)	(1,368)	—

Net premiums written	146,837	142,744	—	613,486	285,171	—
Change in unearned premiums	4,826	12,773	—	(10,499)	13,879	—

Net premiums earned	151,663	155,517	—	602,987	299,050	—
Losses and loss expenses	95,604	59,323	—	351,509	108,455	—
Policy acquisition costs	33,560	31,170	—	135,017	63,954	—
General and administrative expenses	12,882	23,628	—	71,443	48,886	—
Share compensation expense	1,436	978	—	4,702	1,709	—

Total underwriting expenses	143,482	115,099	—	562,671	223,004	—

Underwriting income(2)	8,181	40,418	—	40,316	76,046	—

CORPORATE & ELIMINATIONS
Gross premiums written	$(4,799)	$—	$—	$(34,283)	$—	$—
Reinsurance premiums ceded	4,799	—	—	34,283	—	—

Net premiums written	—	—	—	—	—	—
Policy acquisition costs	(164)	—	—	(309)	—	—
General and administrative expenses	2,626	2,190	1,528	17,898	17,467	13,789
Share compensation	3,646	3,968	679	15,566	10,467	4,773

Total underwriting expenses	6,108	6,158	2,207	33,155	27,934	18,562
Underwriting income (loss)(2)	(6,108)	(6,158)	(2,207)	(33,155)	(27,934)	(18,562)

Total underwriting income(2)	$32,960	$117,376	$54,165	$98,368	$325,855	$132,887

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(2)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income (loss) to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Year ended December 31, 2008 compared to years ended December 31, 2007 and 2006

Net income for the year ended December 31, 2008 was $53.1 million compared to net income of $403.0 million for the year ended December 31, 2007, a decrease of $349.9 million or 86.8%. The primary factors driving the change in net income were:

•	Decrease in underwriting income of $227.5 million due primarily to losses and loss expense, as a result of Hurricanes Ike and Gustav, of $260.6 million and $22.1 million, respectively. These losses were offset by increased earned reinstatement premiums of $26.8 million as a result of Hurricanes Ike and Gustav and $28.7 million of other income items including the benefit of earning premiums on business written in 2007 and 2006, and;

•	Decrease in net unrealized (losses) gains on investments of $92.1 million as a result of market value declines due to interest rate movements and widening credit spreads resulting from the extreme volatility in the financial markets;

•	Decrease in foreign exchange (losses) gains of $56.1 million due principally to third quarter declines in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency; and

•	Increased finance expenses of $5.6 million, resulting primarily from an increase of $5.8 million in finance expense on the 8.480% Junior Subordinated Deferrable Debentures and $2.5 million of Talbot Funds at Lloyd’s (“FAL”) finance expense.

The changes noted above were partially offset by increased net investment income of $27.2 million as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio.

The decrease in net income for the year ended December 31, 2008 of $349.9 million is described in the following table:

	Year Ended December 31, 2008
	Increase (decrease) over the Year Ended December 31, 2007
			Corporate
			and Other
			Reconciling
(Dollars in thousands)	Validus Re	Talbot	Items	Total

Hurricanes Ike and Gustav — net losses and loss expenses	$(231,573)	$(51,135)	$—	(282,708)
Hurricanes Ike and Gustav — net reinstatement premiums	25,860	897	—	26,757
Other underwriting income items	19,177	14,508	(5,221)	28,464

Underwriting income	(186,536)	(35,730)	(5,221)	(227,487)
Net investment income	16,013	15,715	(4,524)	27,204
Other income	309	1,963	(309)	1,963
Finance expenses	499	(1,265)	(4,798)	(5,564)

	(169,715)	(19,317)	(14,852)	(203,884)
Taxes	(27)	(9,256)	—	(9,283)

Realized gain on repurchase of debentures	—	—	8,752	8,752
Net (losses) realized gains on investments	(10,161)	6,962	—	(3,199)
Net(losses) unrealized gains on investments	(93,270)	1,199	—	(92,071)
Foreign (losses) exchange gains	(24,196)	(31,897)	—	(56,093)
Fair value of warrants issued	—	—	2,893	2,893
Aquiline termination fee	—	—	3,000	3,000

Net income	$(297,369)	$(52,309)	$(207)	$(349,885)

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Gross Premiums Written

Gross premiums written for the year ended December 31, 2008 were $1.4 billion compared to $988.6 million for the year ended December 31, 2007, an increase of $373.8 million or 37.8%. The increase in gross premiums written was driven primarily by the addition of Talbot which contributed $422.5 million. The increase from Talbot was partially offset by decreases in Validus Re’s property and marine lines of $5.4 million and $19.0 million, respectively, as discussed below. Details of gross premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Gross		Gross		Gross
	Gross	Premiums	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)	Written	(%)

Property	$623,385	45.8%	$547,552	55.3%	$370,958	68.6%
Marine	396,897	29.1%	250,732	25.4%	104,584	19.3%
Specialty	342,202	25.1%	190,353	19.3%	65,247	12.1%

Total	$1,362,484	100.0%	$988,637	100.0%	$540,789	100.0%

(1) The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re gross premiums written for the year ended December 31, 2008 were $687.8 million compared to $702.1 million for the year ended December 31, 2007, a decrease of $14.3 million or 2.0%. Excluding reinstatement premiums written of $25.9 million as a result of Hurricanes Ike and Gustav, gross premiums written for the year ended December 31, 2008 were $661.9 million, a decrease of $40.2 million, or 5.7% compared to the year ended December 31, 2007. Details of Validus Re gross premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Gross		Gross		Gross
	Gross	Premiums	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)	Written	(%)

Property	$492,967	71.7%	$498,375	71.0%	$370,958	68.6%
Marine	117,744	17.1%	136,710	19.5%	104,584	19.3%
Specialty	77,060	11.2%	67,013	9.5%	65,247	12.1%

Total	$687,771	100.0%	$702,098	100.0%	$540,789	100.0%

Premium rates in most lines have declined during the year ended December 31, 2008. As a result of the Company’s decision to grow revenue only when returns meet or exceed internal requirements, gross premiums written on the property and marine lines decreased in comparison to the year ended December 31, 2007. The decreases on property and marine lines were offset by $24.6 million and $1.3 million of reinstatement premiums written as a result of Hurricanes Ike and Gustav, respectively, and $34.3 million as a result of quota share and surplus treaty contracts with Talbot, which was eliminated upon consolidation.

Talbot.  In the year ended December 31, 2008, Talbot gross premiums written were $709.0 million compared to $687.7 million for the year ended December 31, 2007, an increase of $21.3 million or 3.1%. Details of gross premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Gross		Gross		Gross
	Gross	Premiums	Gross	Premiums	Gross	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)	Written	(%)

Property	$152,142	21.5%	$151,245	22.0%	$159,374	24.6%
Marine	287,696	40.5%	264,008	38.4%	244,535	37.7%
Specialty	269,158	38.0%	272,472	39.6%	244,743	37.7%

Total	$708,996	100.0%	$687,725	100.0%	$648,652	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the years ended December 31, 2007 and 2006 for comparative purposes only.

The increase was largely due to an increase in premium of $23.7 million written on the marine lines. This is largely driven by the hull and cargo lines which have written more due to rising values and the boost to the worldwide economy over the past three years where, for example, increased oil values saw insured load values increase and written premiums adjusted accordingly. The specialty accounts have seen rate reductions in the bloodstock and contingency lines, and have also been impacted by the falling value of the British pound sterling against the U.S. dollar. At exchange rates consistent with the year ended December 31, 2007, the specialty account would have written the equivalent of $279.4 million as opposed to the actual $269.2 million in the year and the segment as whole would have written $733.9 million against $709.0 million in the year.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the year ended December 31, 2008 were $124.2 million compared to $70.2 million for the year ended December 31, 2007, an increase of $54.0 million or 76.8%. The increase in reinsurance premiums ceded was due primarily to the addition of Talbot which contributed $94.1 million. The increase from Talbot was partially offset by an inter-segmental elimination of $34.3 million and a $5.9 million decrease in Validus Re reinsurance premiums ceded, as discussed below.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Reinsurance		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums	Ceded	Premiums	Ceded	Premiums	Ceded
(Dollars in thousands)	Ceded	(%)	Ceded	(%)	Ceded	(%)

Property	$46,360	37.4%	$35,689	50.9%	$32,808	51.5%
Marine	39,406	31.7%	32,808	46.7%	30,288	47.6%
Specialty	38,394	30.9%	1,713	2.4%	600	0.9%

Total	$124,160	100.0%	$70,210	100.0%	$63,696	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re reinsurance premiums ceded for the year ended December 31, 2008 were $62.9 million compared to $68.8 million for the year ended December 31, 2007, a decrease of $5.9 million or 8.6%.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Reinsurance		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums	Ceded	Premiums	Ceded	Premiums	Ceded
(Dollars in thousands)	Ceded	(%)	Ceded	(%)	Ceded	(%)

Property	$34,712	55.2%	$34,609	50.3%	$32,808	51.5%
Marine	27,652	43.9%	31,768	46.1%	30,288	47.6%
Specialty	569	0.9%	2,465	3.6%	600	0.9%

Total	$62,933	100.0%	$68,842	100.0%	$63,696	100.0%

The decrease in Validus Re reinsurance premiums ceded was due primarily to a decrease in the marine lines of $4.1 million, or 13.0%.

Talbot.  Talbot reinsurance premiums ceded for the year ended December 31, 2008 were $95.5 million compared to $89.9 million for the year ended December 31, 2007, an increase of $5.6 million, or 6.3%.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Reinsurance		Reinsurance		Reinsurance
	Reinsurance	Premiums	Reinsurance	Premiums	Reinsurance	Premiums
	Premiums	Ceded	Premiums	Ceded	Premiums	Ceded
(Dollars in thousands)	Ceded	(%)	Ceded	(%)	Ceded	(%)

Property	$33,372	34.9%	$24,497	27.2%	$41,522	34.9%
Marine	20,297	21.3%	21,001	23.4%	31,723	26.7%
Specialty	41,841	43.8%	44,369	49.4%	45,696	38.4%

Total	$95,510	100.0%	$89,867	100.0%	$118,941	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 and for comparative purposes only.

The structure of the 2008 reinsurance program changed from the 2007 program. Less excess of loss coverage was purchased at lower levels, resulting in increased retention. However, the reduction has been partly offset by increased premiums ceded as a result of a surplus treaty and quota share contracts with Validus Re.

Net Premiums Written

Net premiums written for the year ended December 31, 2008 were $1,238.3 million compared to $918.4 million for the year ended December 31, 2007, an increase of $319.9 million or 34.8%. Details of net premiums written by line of business are provided below. The increase in net premiums written was driven primarily by the consolidation of Talbot which contributed $328.3 million.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Net		Net		Net
	Net	Premiums	Net	Premiums	Net	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)	Written	(%)

Property	$577,025	46.6%	$511,863	55.8%	$338,150	70.9%
Marine	357,491	28.9%	217,924	23.7%	74,296	15.6%
Specialty	303,808	24.5%	188,640	20.5%	64,647	13.5%

Total	$1,238,324	100.0%	$918,427	100.0%	$477,093	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re net premiums written for the year ended December 31, 2008 were $624.8 million compared to $633.3 million for the year ended December 31, 2007, a decrease of $8.4 million or 1.3%. Details of net premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Net		Net		Net
	Net	Premiums	Net	Premiums	Net	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)	Written	(%)

Property	$458,255	73.4%	$463,766	73.2%	$338,150	70.9%
Marine	90,092	14.4%	104,942	16.6%	74,296	15.6%
Specialty	76,491	12.2%	64,548	10.2%	64,647	13.5%

Total	$624,838	100.0%	$633,256	100.0%	$477,093	100.0%

The ratio of net premiums written to gross premiums written was 90.8% and 90.2% for the year ended December 31, 2008 and 2007, respectively.

Talbot.  Talbot net premiums written for the year ended December 31, 2008 were $613.5 million compared to $597.9 million for the year ended December 31, 2007, an increase of $15.6 million or 2.6%. Details of net premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Net		Net		Net
	Net	Premiums	Net	Premiums	Net	Premiums
	Premiums	Written	Premiums	Written	Premiums	Written
(Dollars in thousands)	Written	(%)	Written	(%)	Written	(%)

Property	$118,770	19.3%	$126,748	21.2%	$117,852	22.2%
Marine	267,399	43.6%	243,007	40.6%	212,812	40.2%
Specialty	227,317	37.1%	228,102	38.2%	199,047	37.6%

Total	$613,486	100.0%	$597,857	100.0%	$529,711	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 and 2006 for comparative purposes only.

The increase in the net premium written was driven primarily by the increase in gross premiums written, explained above. The ratio of net premiums written to gross premiums written for the year ended December 31, 2008 and 2007 was 86.5% and 86.9%, respectively.

Change in Unearned Premiums

Change in unearned premiums for the year ended December 31, 2008 was $18.2 million compared to $(60.3) million for the year ended December 31, 2007, a decrease of $78.5 million or 130.1%.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Change in gross unearned premium	$7,163	$(23,657)	$(178,824)
Change in prepaid reinsurance premium	11,031	(36,691)	8,245

Net change in unearned premium	$18,194	$(60,348)	$(170,579)

Validus Re.  Validus Re’s change in unearned premiums for the year ended December 31, 2008 was $28.7 million compared to $(74.2) million for the year ended December 31, 2007, a increase of $102.9 million or 138.7%. This change was due primarily to the nonrenewal of a $49.0 million proportional global onshore energy contract recorded in January 2007 and the relative maturation of the Company’s risks-attaching business. The relationship between earned and written premiums will stabilize as the Company’s operating history lengthens past its third year. Validus Re’s change in prepaid reinsurance premiums was insignificant.

Talbot.  The Talbot change in unearned premiums for the year ended December 31, 2008 was $(10.5) million compared to $(14.0) million for the year ended December 31, 2007.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2008	2007(1)	2006(1)

Change in gross unearned premium	$(20,318)	$(12,772)	$(36,710)
Change in prepaid reinsurance premium	9,819	(1,201)	(1,284)

Net change in unearned premium	$(10,499)	$(13,973)	$(37,994)

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the years ended December 31, 2007 and 2006 for comparative purposes only.

The increase in unearned premium comprises $7.5 million of gross unearned premium difference less $11.0 million ceded unearned premium. The gross difference arises from increases in gross written premium together with a marginally slower earnings pattern on the 2008 account compared to the 2007 account at the same stage. In respect of reinsurance, this arises from an increase in quota share and surplus treaty expenditure; this earns in line with gross premium, unlike the excess of loss program which is predominantly earned on a straight line basis.

Net Premiums Earned

Net premiums earned for the year ended December 31, 2008 were $1,256.5 million compared to $858.1 million for the year ended December 31, 2007, an increase of $398.4 million or 46.4%. The increase in net premiums earned was driven primarily by the consolidation of Talbot which contributed $303.9 million and increased premiums earned at Validus Re which accounted for $94.5 million of the increase.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Net		Net		Net
	Net	Premiums	Net	Premiums	Net	Premiums
	Premiums	Earned	Premiums	Earned	Premiums	Earned
(Dollars in thousands)	Earned	(%)	Earned	(%)	Earned	(%)

Property	$598,406	47.7%	$488,591	56.9%	$214,084	69.9%
Marine	367,449	29.2%	199,571	23.3%	56,754	18.5%
Specialty	290,663	23.1%	169,917	19.8%	35,676	11.6%

Total	$1,256,518	100.0%	$858,079	100.0%	$306,514	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re net premiums earned for the year ended December 31, 2008 were $653.5 million compared to $559.0 million for the year ended December 31, 2007, an increase of $94.5 million or 16.9%.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Net		Net		Net
	Net	Premiums	Net	Premiums	Net	Premiums
	Premiums	Earned	Premiums	Earned	Premiums	Earned
(Dollars in thousands)	Earned	(%)	Earned	(%)	Earned	(%)

Property	$478,523	73.2%	$423,977	75.8%	$214,084	69.8%
Marine	104,479	16.0%	78,684	14.1%	56,754	18.5%
Specialty	70,529	10.8%	56,368	10.1%	35,676	11.7%

Total	$653,531	100.0%	$559,029	100.0%	$306,514	100.0%

The increase in net premiums earned reflects the benefit of earning premiums on business written in 2007 and 2006. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.

Talbot.  Talbot net premiums earned for the year ended December 31, 2008 were $603.0 million compared to $583.9 million for the year ended December 31, 2007, an increase of $19.1 million or 3.3%.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Net		Net		Net
	Net	Premiums	Net	Premiums	Net	Premiums
	Premiums	Earned	Premiums	Earned	Premiums	Earned
(Dollars in thousands)	Earned	(%)	Earned	(%)	Earned	(%)

Property	$119,883	19.9%	$134,435	23.0%	$109,289	22.2%
Marine	262,970	43.6%	235,428	40.3%	196,290	39.9%
Specialty	220,134	36.5%	214,021	36.7%	186,555	37.9%

Total	$602,987	100.0%	$583,884	100.0%	$492,134	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the years ended December 31, 2007 and 2006 for comparative purposes only.

The increase in net earned premium is due principally to increased gross premiums written on the marine line and a lower excess of loss reinsurance spend.

Losses and Loss Expenses

Losses and loss expenses for the year ended December 31, 2008 were $772.2 million compared to $284.0 million for the year ended December 31, 2007, an increase of $488.2 million or 171.9%. During the year ended December 31, 2008, the Company incurred $260.6 million and $22.1 million of loss expense attributable to Hurricanes Ike and Gustav, which represent 20.7 and 1.8 percentage points of the loss ratio, respectively. Also, the consolidation of Talbot accounts for $243.1 million of the increase in loss expense. The loss ratio, which is defined as losses and loss expenses divided by net premiums earned, for the year ended December 31, 2008 and 2007 was 61.5% and 33.1%, respectively. Details of loss ratios by line of business are provided below.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007(1)	2006

Property	69.7%	31.0%	32.3%
Marine	68.7%	45.5%	18.2%
Specialty	35.2%	23.5%	33.3%
All lines	61.5%	33.1%	29.8%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

In each year ended December 31, 2008 and 2007, loss events impacting the worldwide insurance and reinsurance markets affected the Company’s loss ratio. During the year ended December 31, 2008, the frequency and severity of worldwide losses that materially affected the Company’s loss ratio increased relative to the year ended December 31, 2007. The following table reflects losses and loss expenses, net of reinsurance, for each segment and includes the impact of catastrophe losses and other notable loss events, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2008 and 2007:

		Years Ended December 31,
		Validus Re		Talbot		Total
		Losses and Loss		Losses and Loss	% of	Losses and Loss
Event	Description	Expenses	% of NPE	Expenses	NPE	Expenses	% of NPE
(Dollars in thousands)

2008 losses and loss expenses		$420,645	64.4%	$351,509	58.3%	$772,154	61.5%
2008 notable loss events
Hurricane Ike	Hurricane	216,127	33.1%	44,440	7.4%	260,567	20.7%
Hurricane Gustav	Hurricane	15,446	2.4%	6,695	1.1%	22,141	1.8%
ALON USA	Petroleum refinery explosion	12,500	1.9%	—	0.0%	12,500	1.0%
NORSUL	Tug and Barge grounded	341	0.1%	8,569	1.4%	8,910	0.7%
U.S. Tornado (Cat 42)	Tornado	8,549	1.3%	77	0.0%	8,626	0.7%
Apache Varanus	Fire	713	0.1%	7,541	1.3%	8,254	0.7%
U.S. Tornado (Cat 27)	Tornado	6,000	0.9%	1,605	0.3%	7,605	0.6%

Total		$259,676	39.8%	$68,927	11.5%	$328,603	26.2%

2007 losses and loss expenses(1)		$175,538	31.4%	$108,455	NM	$283,993	33.1%
2007 notable loss events(1)
Windstorm Kyrill	Windstorm	20,500	3.7%	—	NM	20,500	NM
UK Flood — July	Flood	10,000	1.8%	10,313	NM	20,313	NM
Australian storms	Storm	12,000	2.1%	—	NM	12,000	NM
UK flood — June	Flood	12,000	2.1%	—	NM	12,000	NM
California Wildland Fires (Cat 21)	Fire	10,000	1.8%	1,863	NM	11,863	NM
NSS 8 Sea Launch	Satellite launch failure	7,000	1.3%	—	NM	7,000	NM
RASCOM QAF-1	Satellite launch failure	6,100	1.1%	—	NM	6,100	NM

Total		$77,600	13.9%	$12,176	NM	$89,776	NM

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM — Not meaningful

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2008:

	Year Ended December 31, 2008
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total

Gross reserves at period beginning	$196,814	$729,303	$—	$926,117
Losses recoverable at period beginning	—	(134,404)	—	(134,404)

Net reserves at period beginning	196,814	594,899	—	791,713
Incurred losses — current year	435,695	406,161	—	841,856
Incurred losses — change in prior accident years	(15,050)	(54,652)	—	(69,702)

Incurred losses	420,645	351,509	—	772,154
Paid losses	(161,872)	(244,597)	—	(406,469)
Foreign exchange	(4,222)	(56,669)	—	(60,891)

Net reserves at period end	451,365	645,142	—	1,096,507
Losses recoverable at period end	84,523	145,057	(20,784)	208,796

Gross reserves at period end	$535,888	$790,199	$(20,784)	$1,305,303

The amount recorded represents management’s best estimate of losses and loss expenses incurred. The increase in loss and loss expenses was due principally to Hurricanes Ike and Gustav and the consolidation of Talbot. Favorable loss development on prior years totaled $69.7 million. The $54.7 million favorable loss reserve development in the Talbot segment relates primarily to the 2006 and prior underwriting years as described below. The $15.0 million favorable loss reserve development in the Validus Re segment relates primarily to the property lines. Favorable loss reserve development benefited the Company’s loss ratio for the year ended December 31, 2008 by 5.5 percentage points.

The loss ratio in 2008 is not necessarily comparable to the 2007 loss ratio due to the consolidation of Talbot effective July 2, 2007. Prior to the six months ended December 31, 2008, Talbot had experienced a higher loss ratio than Validus Re in the periods since inception of Validus Re, attributable to the different mix of business written by Validus Re and Talbot. In periods of light natural catastrophe activity, Validus Re can generally be expected to have a lower loss ratio than Talbot. Conversely, in periods of heavy natural catastrophe activity, such as the year ended December 31, 2008, Validus Re can generally be expected to have a higher loss ratio than Talbot.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s ultimate losses for recent catastrophe events may vary materially from estimates.

At December 31, 2008 and December 31, 2007, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed above. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the year ended December 31, 2008.

	At December 31, 2008
	Gross		Total Gross
	Case		Reserve for Losses
(Dollars in thousands)	Reserves	Gross IBNR	and Loss Expenses

Property	$287,903	$183,291	$471,194
Marine	344,998	250,511	595,509
Specialty	74,816	163,784	238,600

Total	$707,717	$597,586	$1,305,303

	At December 31, 2008
	Net		Total Net
	Case		Reserve for Losses
(Dollars in thousands)	Reserves	Net IBNR	and Loss Expenses

Property	$282,755	$175,886	$458,641
Marine	220,090	211,020	431,110
Specialty	66,701	140,055	206,756

Total	$569,546	$526,961	$1,096,507

During the year ended December 31, 2008, the Company incurred losses related to Hurricanes Ike and Gustav of $260.6 million and $22.1 million, respectively, as detailed in the chart below.

	Net	Net	Net
	Losses and Loss	Reinstatement	Effect on Net
(Dollars in thousands)	Expenses(1)	Premiums	Income(2)

Hurricane Ike
Validus Re — Hurricane Ike Property	$158,515	$(18,072)	$140,443
Marine	57,612	(6,485)	51,127
Specialty	—	—	—

All lines	216,127	(24,557)	191,570
Talbot — Hurricane Ike Property	31,515	(675)	30,840
Marine	12,381	(222)	12,159
Specialty	544	—	544

All lines	44,440	(897)	43,543
Total — Hurricane Ike Property	190,030	(18,747)	171,283
Marine	69,993	(6,707)	63,286
Specialty	544	—	544

All lines	$260,567	$(25,454)	$235,113
Hurricane Gustav
Validus Re — Hurricane Gustav Property	$13,946	$(1,303)	$12,643
Marine	1,500	—	1,500
Specialty	—	—	—

All lines	15,446	(1,303)	14,143
Talbot — Hurricane Gustav Property	3,695	—	3,695
Marine	2,500	—	2,500
Specialty	500	—	500

All lines	6,695	—	6,695
Total — Hurricane Gustav Property	17,641	(1,303)	16,338
Marine	4,000	—	4,000
Specialty	500	—	500

All lines	$22,141	$(1,303)	$20,838
Hurricanes Ike and Gustav
Property	$207,671	$(20,050)	$187,621
Marine	73,993	(6,707)	67,286
Specialty	1,044	—	1,044

All lines	$282,708	$(26,757)	$255,951

(1)	Net of reinsurance.

(2)	Net effect on net income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.

Validus Re.  Validus Re losses and loss expenses for the year ended December 31, 2008 were $420.6 million compared to $175.5 million for the year ended December 31, 2007, an increase of $245.1 million or 139.6%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, for the year ended December 31, 2008 and 2007 was 64.4% and 31.4%, respectively. Validus Re loss ratios, excluding prior year development and notable loss events identified above, for the years ended December 31, 2008 and 2007 were 26.9% and 20.6%, respectively.

Details of loss ratios by line of business and period of incurrence are provided below.

	Year Ended December 31
	2008	2007	2006

Property — current year	65.8%	32.6%	32.3%
Property — change in prior accident years	(3.7)%	(3.1)%	0.0%

Property — loss ratio	62.1%	29.4%	32.3%
Marine — current year	90.5%	36.0%	18.2%
Marine — change in prior accident years	3.9%	(2.6)%	0.0%

Marine — loss ratio	94.4%	33.4%	18.2%
Specialty — current year	37.1%	46.9%	33.3%
Specialty — change in prior accident years	(2.3)%	(3.4)%	0.0%

Specialty — loss ratio	34.8%	43.4%	33.3%
All lines — current year	66.7%	34.5%	29.8%
All lines — change in prior accident years	(2.3)%	(3.1)%	0.0%

All lines — loss ratio	64.4%	31.4%	29.8%

Validus Re paid losses of $161.9 million and $56.1 million for the year ended December 31, 2008 and 2007, respectively. Validus Re experienced favorable development of $15.0 million and $17.3 million during years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, the property line experienced favorable development of $17.6 million, or 3.7 percentage points of the property line loss ratio, due primarily to favorable development on the 2007 UK floods, Australian storm losses, and several other smaller events. The property line includes $199.9 million and $59.5 million of loss and losses expenses attributable to notable loss events identified above, which represent 41.8 and 14.0 percentage points of the property line loss ratios for the years ended December 31, 2008 and 2007, respectively. The property line loss ratios, excluding prior year development and notable loss events identified above, for the years ended December 31, 2008 and 2007 were 24.0% and 18.6%, respectively.

For the year ended December 31, 2008, the marine line experienced adverse development of $4.1 million, or 3.9 percentage points of the marine line loss ratio, due primarily to adverse development on a 2007 off-shore drilling loss as well as attritional loss experience. The marine line includes $59.7 million and $7.1 million of loss and losses expenses attributable to notable loss events identified above, which represent 57.2 and 9.0 percentage points of the marine line loss ratios for the years ended December 31, 2008 and 2007, respectively. The marine line loss ratios, excluding prior year development and notable loss events identified above, for the years ended December 31, 2008 and 2007 were 33.3% and 27.0%, respectively.

For the year ended December 31, 2008, the specialty lines include $nil and $11.0 million of loss and losses expenses attributable to notable loss events identified above, which represent nil and 15.6 percentage points of the specialty lines loss ratios for the years ended December 31, 2008 and 2007, respectively. The specialty lines loss ratios, excluding prior year development and notable loss events identified above, for the years ended December 31, 2008 and 2007 were 37.1% and 27.4%, respectively.

Talbot.  Talbot losses and loss expenses for the year ended December 31, 2008 were $351.5 million compared to $251.0 million for the year ended December 31, 2007, an increase of $100.5 million or 40.1%. The loss ratio for the year ended December 31, 2008 and 2007 was 58.3% and 42.9%, respectively. Favorable loss reserve development on all lines of $54.7 million relates primarily to the 2006 and prior underwriting years, as described below. Talbot loss ratio, excluding prior year development and notable loss events identified above, for the year ended December 31, 2008 was 55.9% Details of loss ratios by line of business and period of incurrence are provided below.

	Year Ended December 31
	2008	2007(1)	2006(1)

Property — current year	104.9%	49.5%	47.0%
Property — change in prior accident years	(4.9)%	(4.4)%	(8.9)%

Property — loss ratio	100.0%	45.1%	38.1%
Marine — current year	64.8%	58.1%	55.2%
Marine — change in prior accident years	(6.3)%	(3.1)%	(5.8)%

Marine — loss ratio	58.5%	55.0%	49.4%
Specialty — current year	50.0%	46.0%	40.9%
Specialty — change in prior accident years	(14.6)%	(17.5)%	(22.6)%

Specialty — loss ratio	35.4%	28.5%	18.3%
All lines — current year	67.4%	51.6%	48.5%
All lines — change in prior accident years	(9.1)%	(8.7)%	(12.2)%

All lines — loss ratio	58.3%	42.9%	36.3%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 and 2006 for comparative purposes only.

Talbot experienced favorable development of $54.6 million and $50.6 million during years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, the property line experienced favorable development of $5.9 million, or 4.9 percentage points of the property line loss ratio. The property line includes $43.3 million of loss and losses expenses attributable to notable loss events identified above, which represents 36.2 percentage points of the property line loss ratio for the year ended December 31, 2008. The property line loss ratios, excluding prior year development and notable loss events identified above, for the year ended December 31, 2008 was 68.7%.

For the year ended December 31, 2008, the marine line experienced favorable development of $16.6 million, or 6.3 percentage points of the marine line loss ratio, due primarily to low claims activity in the cargo and hull classes in the 2006 and prior underwriting years. The marine line includes $24.5 million of loss and losses expenses attributable to notable loss events identified above, which represent 9.3 percentage points of the marine line loss ratio. The marine line loss ratio, excluding prior year development and notable loss events identified above, for the year ended December 31, 2008 was 55.5%.

For the year ended December 31, 2008, the specialty lines experienced favorable development of $32.2 million, or 14.6 percentage points of the specialty lines loss ratio, due primarily to a reduction in losses in the political violence, political risk, marine and aviation war, and aviation treaty lines due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line. The specialty lines include $1.0 million of loss and losses expenses attributable to notable loss events identified above, which represent 0.5 percentage points of the specialty lines loss ratio. The specialty lines loss ratio, excluding prior year development and notable loss events identified above, for the year ended December 31, 2008 was 49.5%. The increase in the current year loss ratio was due to several losses on the financial institutions line together with provisions in respect of expected claims arising from the current global economic downturn that have been incurred but have not yet fully emerged.

Policy Acquisition Costs

Policy acquisition costs for the year ended December 31, 2008 were $235.0 million compared to $134.3 million for the year ended December 31, 2007, an increase of $100.7 million or 75.0%. Policy acquisition costs were higher due to $71.1 million resulting from the consolidation of Talbot and an increase at Validus Re which accounted for $29.9 million of the increase.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Policy		Policy		Policy
	Policy	Acquisition	Policy	Acquisition	Policy	Acquisition
	Acquisition	Costs	Acquisition	Costs	Acquisition	Costs
(Dollars in thousands)	Costs	(%)	Costs	(%)	Costs	(%)

Property	$97,345	41.4%	$68,645	51.1%	$28,590	79.3%
Marine	74,372	31.7%	33,391	24.9%	3,785	10.5%
Specialty	63,234	26.9%	32,241	24.0%	3,697	10.2%

Total	$234,951	100.0%	$134,277	100.0%	$36,072	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re policy acquisition costs for the year ended December 31, 2008 were $100.2 million compared to $70.3 million for the year ended December 31, 2007, an increase of $29.9 million or 42.5%.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Policy		Policy		Policy
	Policy	Acquisition	Policy	Acquisition	Policy	Acquisition
	Acquisition	Costs	Acquisition	Costs	Acquisition	Costs
(Dollars in thousands)	Costs	(%)	Costs	(%)	Costs	(%)

Property	$75,717	75.5%	$55,472	78.9%	$28,590	79.3%
Marine	14,718	14.7%	7,410	10.5%	3,785	10.5%
Specialty	9,808	9.8%	7,441	10.6%	3,697	10.2%

Total	$100,243	100.0%	$70,323	100.0%	$36,072	100.0%

Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums. Policy acquisition costs were higher as a result of the higher level of premiums earned in the year ended December 31, 2008 compared to the same period in 2007. Policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2008 and 2007 were 15.3% and 12.6%, respectively, an increase of 2.7 percentage points. The policy acquisition ratio increased due principally to an increase in the policy acquisition ratio on property lines of 2.7 percentage points. A number of proportional property contracts that incepted during the year ended December 31, 2007 that carry a high acquisition cost ratio were at their peak earnings period. These contracts increased the acquisition cost ratio for the year ended December 31, 2008.

Talbot.  Talbot policy acquisition costs for the year ended December 31, 2008 were $135.0 million compared to $125.4 million for the year ended December 31, 2007, an increase of $9.6 million or 7.7%.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006(1)
		Policy		Policy		Policy
	Policy	Acquisition	Policy	Acquisition	Policy	Acquisition
	Acquisition	Costs	Acquisition	Costs	Acquisition	Costs
(Dollars in thousands)	Costs	(%)	Costs	(%)	Costs	(%)

Property	$21,937	16.2%	$25,356	20.2%	$26,351	22.8%
Marine	59,654	44.2%	51,387	41.0%	47,751	41.3%
Specialty	53,426	39.6%	48,676	38.8%	41,417	35.9%

Total	$135,017	100.0%	$125,419	100.0%	$115,519	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

Policy acquisition costs as a percent of net premiums earned were 22.4% and 21.5%, respectively, for the years ended December 31, 2008 and 2007. On a gross basis, policy acquisition costs as a percent of gross earned premiums were 19.6% and 18.6%, respectively, for the years ended December 31, 2008 and 2007. This increase is due to higher brokerage rates on the bloodstock and accident and health accounts within the specialty class of business.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $123.9 million compared to $97.8 million for the year ended December 31, 2007, an increase of $26.2 million or 26.8%. The increase in general and administrative expenses was driven primarily by the addition of Talbot which contributed $22.6 million.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		General and		General and		General and
	General and	Administrative	General and	Administrative	General and	Administrative
	Administrative	Expenses	Administrative	Expenses	Administrative	Expenses
(Dollars in thousands)	Expenses	(%)	Expenses	(%)	Expenses	(%)

Validus Re	$34,607	28.0%	$31,412	32.1%	$24,565	64.1%
Talbot	71,443	57.6%	48,886	50.0%	—	NM
Corporate & Eliminations	17,898	14.4%	17,467	17.9%	13,789	35.9%

Total	$123,948	100.0%	$97,765	100.0%	$38,354	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

NM	Not meaningful

General and administrative expense ratios for the years ended December 31, 2008 and 2007 were 12.0% and 13.3%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Expenses as%		Expenses as%		Expenses as%
		of Net Earned		of Net Earned		of Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums	Expenses	Premiums

General and Administrative	$123,948	9.9%	$97,765	11.4%	$38,354	12.5%
Share Compensation	27,097	2.1%	16,189	1.9%	7,878	2.6%

Total	$151,045	12.0%	$113,954	13.3%	$46,232	15.1%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

General and administrative expenses of $123.9 million in the year ended December 31, 2008 represents 9.9 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re.  Validus Re general and administrative expenses for the year ended December 31, 2008 were $34.6 million compared to $31.4 million for the year ended December 31, 2007, an increase of $3.2 million or 10.2%. The increase in expenses reflects the increase in staff to 91 at December 31, 2008 from 66 at December 31, 2007. The general and administrative expenses as a percent of net premiums earned for the years ended December 31, 2008 and 2007 were 5.3% and 5.6%, respectively.

Talbot.  Talbot general and administrative expenses were $71.4 million and $95.5 million for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses have decreased as a result of a reduction in profit related bonus expenses of $9.5 million, a reduction Lloyd’s operating costs of $5.7 million due to lower rates of central fund charges and a reduction in non-syndicate operating costs of $3.0 million. This decrease was partly offset by an additional $2.1 million of intangible asset amortization related to the Company’s acquisition of Talbot. General and administrative expenses as a percent of net premiums earned were 11.8% and 16.4% for the years ended December 31, 2008 and 2007.

Corporate & Eliminations.  Corporate general and administrative expenses for the year ended December 31, 2008 were $17.9 million compared to $17.5 million for the year ended December 31, 2007. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expense

Share compensation expense for the year ended December 31, 2008 was $27.1 million compared to $16.2 million for the year ended December 31, 2007, an increase of $10.9 million or 67.4%. This increase reflects the increase in staff to 280 at December 31, 2008 from 228 at December 31, 2007 and $2.5 million in respect of the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007(1)		December 31, 2006
		Share		Share		Share
	Share	Compensation	Share	Compensation	Share	Compensation
	Compensation	Expense	Compensation	Expense	Compensation	Expense
(Dollars in thousands)	Expense	(%)	Expense	(%)	Expense	(%)
Validus Re	$6,829	25.2%	$4,013	24.7%	$3,105	39.4%
Talbot	4,702	17.4%	1,709	10.6%	—	NM
Corporate & Eliminations	15,566	57.4%	10,467	64.7%	4,773	60.6%

Total	$27,097	100.0%	$16,189	100.0%	$7,878	100.0%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Share compensation expense of $27.1 million in the year ended December 31, 2008 represents 2.1 percentage points of the general and administrative expense ratio.

Validus Re.  Validus Re share compensation expense for the year ended December 31, 2008 was $6.8 million compared to $4.0 million for the year ended December 31, 2007, an increase of $2.8 million or 70.2%. Share compensation expense as a percent of net premiums earned for the years ended December 31, 2008 and 2007 was 1.0% and 0.7%, respectively.

Talbot.  Talbot share compensation expense for the years ended December 31, 2008 and December 31, 2007 was $4.7 million and $1.7 million, respectively. The increase is due to awards made in the third quarter of 2007 and the 2008 cost of those awards being incurred for the full year whereas the 2007 cost includes the period from acquisition only. Share compensation expense as a percent of net premiums earned for the year ended December 31, 2008 and December 31, 2007 was 0.8% and 0.3%, respectively.

Corporate & Eliminations.  Corporate share compensation expense for the year ended December 31, 2008 was $15.6 million compared to $10.5 million for the year ended December 31, 2007, an increase of $5.1 million or 48.7%. The increase was partially a result of a $2.5 million increase related to the Employee Seller shares issued to Talbot employees as part of the purchase of the group by the Company.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the net loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2008, 2007 and 2006.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Losses and loss expenses ratio	61.5%	33.1%	29.8%
Policy acquisition cost ratio	18.7%	15.6%	11.8%
General and administrative expense ratio(1)	12.0%	13.3%	15.1%

Expense ratio	30.7%	28.9%	26.9%

Combined ratio	92.2%	62.0%	56.7%

(1)	Includes general and administrative expense, and share compensation expense.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Validus Re	2008	2007	2006

Losses and loss expenses ratio	64.4%	31.4%	29.8%
Policy acquisition cost ratio	15.3%	12.6%	11.8%
General and administrative expense ratio	6.3%	6.3%	9.0%

Expense ratio	21.6%	18.9%	20.8%

Combined ratio	86.0%	50.3%	50.6%

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Talbot	2008	2007(1)	2006

Losses and loss expenses ratio	58.3%	43.0%	36.3%
Policy acquisition cost ratio	22.4%	21.4%	23.5%
General and administrative expense ratio	12.6%	16.9%	13.9%

Expense ratio	35.0%	38.3%	37.4%

Combined ratio	93.3%	81.3%	73.7%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

Underwriting Income

Underwriting income for the year ended December 31, 2008 was $98.4 million compared to $325.9 million for the year ended December 31, 2007, a decrease of $227.5 million or 69.8%.

	Year Ended		Year Ended		Year Ended
	December 31,	% of Sub	December 31,	% of Sub	December 31,	% of Sub
(Dollars in thousands)	2008	Total	2007	Total	2006	Total

Validus Re	$91,207	69.3%	$277,743	78.5%	$151,449	100.0%
Talbot	40,316	30.7%	76,046	21.5%	—	N/A

Sub total	131,523	100.0%	353,789	100.0%	151,449	100.0%

Corporate & Eliminations	(33,155)		(27,934)		(18,562)

Total	$98,368		$325,855		$132,887

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Underwriting income	$98,368	$325,855	$132,887
Net investment income	139,528	112,324	58,021
Other income	5,264	3,301	—
Realized gain on repurchase of debentures	8,752	—	—
Finance expenses	(57,318)	(51,754)	(8,789)
Net realized (losses) gains on investments	(1,591)	1,608	(1,102)
Net unrealized gains (losses) on investments	(79,707)	12,364	—
Foreign exchange gains (losses)	(49,397)	6,696	2,157
Fair value of warrants issued	—	(2,893)	(77)
Aquiline termination fee	—	(3,000)	—

Net income before taxes	$63,899	$404,501	$183,097

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

Net Investment Income

Net investment income for the year ended December 31, 2008 was $139.5 million compared to $112.3 million for the year ended December 31, 2007, an increase of $27.2 million or 24.2%. Net investment income increased as a result of growth in the Validus Re investment portfolio and the addition of the Talbot investment portfolio. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the year ended December 31, 2008 and 2007 is as presented below.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2008	2007	2006

Fixed maturities and short-term investments	$127,689	$98,559	$57,350
Securities lending income	1,775	242	—
Cash and cash equivalents	13,416	16,111	2,583

Total investment income	142,880	114,912	59,933
Investment expenses	(3,352)	(2,588)	(1,912)

Net investment income	$139,528	$112,324	$58,021

Investment management fees incurred relate to BlackRock and GSAM. Each of Merrill Lynch and Goldman Sachs is a major shareholder of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the years ended December 31, 2008 and December 31, 2007 were $1.7 million and $1.4 million, respectively. Investment management fees earned by GSAM for the years ended December 31, 2008 and December 31, 2007 were $1.4 million and $0.9 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield for the years ended December 31, 2008 and 2007 was 4.4% and 4.9%, respectively, and the average duration at December 31, 2008 was 1.82 years (December 31, 2007 — 2.0 years).

Finance Expenses

Finance expenses for the year ended December 31, 2008 were $57.3 million compared to $51.8 million for the year ended December 31, 2007, an increase of $5.6 million or 10.8%. The higher finance expenses in 2008 were primarily attributable to the following:

•	Increased interest on the 8.480% Junior Subordinated Deferrable Debentures of $5.8 million as the debentures were issued on June 21, 2007; and

•	Increased FAL finance expense of $2.1 million resulting from the consolidation of Talbot.

Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2008	2007	2006

9.069% Junior Subordinated Deferrable Debentures	$14,354	$14,398	$7,824
8.480% Junior Subordinated Deferrable Debentures	14,704	8,938	—
Credit facilities	910	2,332	965
Talbot FAL facilities	255	658	—
Talbot other interest	(186)	620	—
Talbot third party FAL facility	27,281	24,808	—

Total	$57,318	$51,754	$8,789

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

The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Year Ended December 31
							FAL Finance Charges as%
	FAL Finance Charges			Total SyndicateProfit			of Total Syndicate Profit
Underwriting Year of Account	2008	2007(1)	2006(1)	2008	2007(1)	2006(1)	2008	2007(1)	2006(1)
(Dollars in thousands)

2004(2)	$—	$—	$23,325	$—	$—	61,819	NM	NM	37.7%
2005(2)	$—	$16,335	$1,511	$—	$76,677	56,564	NM	21.3%	2.7%
2006(2)	18,160	19,202	12,425	54,845	54,484	33,173	33.1%	35.2%	37.5%
2007	9,121	6,299	—	35,986	20,864	—	25.3%	30.2%	NM
2008	—	—	—	(28,724)	—	—	NM	NM	NM

Total	$27,281	$41,836	37,261	$62,107	$152,025	$151,556	43.9%	27.5%	24.6%

Percentage excluding years in deficit							30.0%	27.5%	24.6%

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the years ended December 31, 2007 and 2006 for comparative purposes only.

(2)	The earliest year of account includes the run-off of prior (closed) years of account.

NM — Not meaningful

FAL finance charges are based on syndicate profit but include fixed elements. Both the 2005 and 2007 years of account were in cumulative loss positions at December 31, 2007 and so provisions for only fixed elements of FAL finance charges were made.

Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Year Ended December 31
(Dollars in thousands)	2008	2007(1)	2006(1)

Total syndicate profit	$62,108	$152,025	$151,556
FAL Finance expenses	(27,281)	(41,836)	(37,261)
Managing agent’s fee(2)	9,019	9,750	8,473
Managing agent’s profit commission(3)	22,286	23,625	14,040
Investment income(4)	7,433	13,512	7,663
Other segment operating expenses, net(5)	(24,515)	(30,692)	(21,273)
Share compensation	(4,702)	(1,469)	—
Intangible amortization	(4,161)	(2,081)	—
Income tax expense	(10,700)	(2,638)	566

Talbot segment net income	$29,487	$120,196	$123,764

(1)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the years ended December 31, 2007 and 2006 for comparative purposes only.

(2)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(4)	On FAL and on non-syndicate cash balances.

(5)	Includes Talbot Holdings Ltd share option expenses.

Net Realized Gains (Losses) on Investments

Net realized losses on investments for the year ended December 31, 2008 were $1.6 million compared to gains of $1.6 million for the year ended December 31, 2007. Net realized gains resulted from the sale of fixed maturity investments in certain financial institutions.

Net Unrealized Gains (Losses) on Investments

Net unrealized losses on investments for the year ended December 31, 2008 were $79.7 million compared to gains of $12.4 million for the year ended December 31, 2007. The net unrealized losses during the year ended December 31, 2008 were due primarily to market value declines in the Company’s holding of AAA rated Alt-A non-Agency RMBS and CMBS. The net unrealized losses during the remaining nine months ended December 31, 2008 were primarily from market value declines due to spreads widening as a result of extreme volatility in the financial markets.

The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended December 31, 2008 and 2007, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007. During the three months ended September 30, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in certain markets. The change in fair value measurement process for the identified non-Agency RMBS securities resulted in a $21.8 million reduction in net unrealized loss on investments for the year ended December 31, 2008. Further details are provided in the Investments section below.

Realized Gain on Repurchase of Debentures

On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.6 million plus accrued and unpaid interest of $0.5 million. The repurchase resulted in the recognition of a realized gain of $8.8 million for the year ended December 31, 2008.

Foreign Exchange (Losses) Gains

Foreign exchange losses for the year ended December 31, 2008 were $49.4 million compared to gains of $6.7 million for the year ended December 31, 2007, a decrease of $56.1 million. Foreign exchange (losses) gains resulted from the effect of the fluctuation in foreign currency exchange rates on assets denominated in foreign currencies. The foreign exchange losses during the year ended December 31, 2008 were a result of the strengthening of the U.S. dollar resulting in losses on translation arising out of receipts of non-U.S. dollar premium installments. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $62.3 million. This balance consisted of British pound sterling and Canadian dollars of approximately $55.9 million and $6.4 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended December 31, 2008, this translation process resulted in foreign exchange losses that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Income Tax Expense

Income tax expense for the year ended December 31, 2008 was $10.8 million compared to $1.5 million for the year ended December 31, 2007, an increase of $9.3 million. This increase was driven primarily by the addition of Talbot which contributed $9.3 million. The increased income tax expense resulted primarily from higher levels of profit commission which is taxable in the U.K., through the Talbot segment, together with lower bonus cost and foreign exchange differences in the U.K. companies reporting under U.K. GAAP which are taxable in the U.K., which did not have a significant effect for the year ended December 31, 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

Net income for the year ended December 31, 2007 was $403.0 million compared to $183.1 million for the year ended December 31, 2006, an increase of $219.9 million or 120.1%. The primary factors driving the increase were:

•	The consolidation of Talbot effective in the third quarter of 2007 increased annual underwriting income by $76.0 million;

•	An increase in Validus Re underwriting income of $126.3 million or 83.4% as a result of an increase of $252.5 million in net premiums earned, offset by losses including those related to windstorm Kyrill, the Australian windstorms, flooding in parts of England and the California wildland fires;

•	An increase in net investment income of $54.3 million or 93.6% as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio;

•	Increased realized and unrealized gains on investments of $15.1 million. The majority of this increase was due to the early adoption on FAS 157 and FAS 159 resulting in unrealized gains on investments being recorded in net income rather than comprehensive income; and

•	An increase in foreign exchange gains of $4.5 million due primarily to the weakening U.S. dollar.

The increases above were partially offset by the following factors:

•	Increased finance expenses of $43.0 million, primarily resulting from $6.6 million on the 9.069% Junior Subordinated Deferrable Debentures, $8.9 million finance expense on the 8.480% Junior Subordinated Deferrable Debentures, $26.1 million of Talbot FAL finance expense and $1.0 million finance expense on unsecured credit facility borrowings of $188.0 million and;

•	Fair value of warrants issued expense of $2.9 million due to an anti-dilution provision of the warrants arising from the issuance of restricted common shares in to the Talbot acquisition.

The increase in net income for the year ended December 31, 2007 of $219.9 million is described in the following table:

	Year Ended December 31, 2007
	Increase (Decrease) over the Year Ended December 31, 2006
			Corporate
			and Other
			Reconciling
(Dollars in thousands)	Validus Re	Talbot	Items	Total

Underwriting income	$126,294	$76,046	$(9,372)	$192,968
Net investment income (loss)	27,985	25,805	513	54,303
Other income (loss)	—	3,301	—	3,301
Finance expenses	(1,281)	(26,086)	(15,598)	(42,965)

	152,998	79,066	(24,457)	(207,607)
Taxes	61	1,444	—	1,505

Net (losses) realized gains on investments	1,545	1,165	—	2,710
Net (losses) unrealized gains on investments	8,556	3,808	—	12,364
Foreign (losses) exchange gains	5,338	(799)	—	4,539
Fair value of warrants issued	—	—	(2,816)	(2,816)
Aquiline termination fee	—	—	(3,000)	(3,000)

Net income	$168,376	$81,796	$(30,273)	$(219,899)

Financial Condition and Liquidity

Validus Holdings, Ltd.  is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, “Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for further discussion of the Company’s dividend policy.

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three years ended December 31, 2008, 2007 and 2006 is described in the following table:

	Year Ended December 31
		%		%
(Dollars in thousands)	2008	Change	2007	Change	2006

Net cash provided by operating activities	$485,983	(13.7)%	$563,378	108.3%	$270,512
Net cash (used in) provided by investing activities	(269,810)	68.6%	(860,522)	(14.1)%	(754,486)
Net cash (used in) provided by financing activities	(162,334)	(124.2)%	670,246	357.7%	146,436
Effect of foreign currency rate changes on cash and cash equivalents	(48,689)	(712.2)%	7,953	195.3%	2,693

Net increase (decrease) in cash	$5,150		$381,055		$(334,845)

During the year ended December 31, 2008, net cash provided by operating activities was driven primarily by an increase in reserves for losses and loss expenses of $444.1 million as a result of the high frequency and severity of worldwide losses, net cash (used in) provided by investing activities was driven primarily by steady growth in the investment portfolio, net cash (used in) provided by financing activities was driven primarily by aggregate quarterly dividend payments of $67.9 million and the $36.9 million paid to repurchase debentures. The effect of foreign currency rate changes on cash and cash equivalents was driven primarily by the devaluation of the British pound sterling relative to the U.S. dollar and the related effects on the translation of the Talbot segment on consolidation.

During the year ended December 31, 2007, net cash provided by operating activities was driven primarily by net income of $403.0 million, net cash used in investing activities was driven primarily by the addition of the Talbot investment portfolio, net cash (used in) provided by financing activities was driven primarily by the net proceeds from the IPO of approximately $310.7 million.

During the year ended December 31, 2006, the Company’s first year of operations, net cash provided by operating activities was driven primarily by $183.1 million of net income, a $142.4 million increase in premiums receivable and a $178.8 million increase in unearned premiums. Net cash used in investing activities was driven primarily by the investment of funds generated through net income, net cash used in provided by financing activities was driven primarily by the net proceeds from the issuance of debentures payable of $146.3 million.

The Company’s portfolio is all fixed income including cash, short-term investments, agency paper and sovereign securities amounting to $2,125.0 million or 64.8% of total cash and investments. Details of the Company’s debt and financing arrangements at December 31, 2008 are provided below:

	Maturity Date/	In Use/
(Dollars in thousands)	Term	Outstanding

9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	—
$500,000 secured letter of credit facility	March 12, 2012	199,186
Talbot FAL facility	December 31, 2009	100,000
Talbot third party FAL facility	December 31, 2009	144,015

Total		$747,501

The capital and credit markets have been experiencing extreme volatility and disruption for more than one year. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. However, management believes that liquidity is not a key constraint for the Company due to its highly liquid investment portfolio and the maturity dates of debt and facilities reflected in the table above. Management’s belief is based on the following considerations:

•	The Talbot third party FAL facility represents cash, investments and undrawn letters of credit provided by various third parties for the 2006 and 2007 years of account. These third party funds have been replaced by the Company effective January 1, 2008.

•	The Talbot FAL facility is a facility currently secured by assets of Validus Reinsurance, Ltd. and the Company could choose to provide FAL in the form of cash should the Talbot FAL facility not be renewed.

•	The $200 million unsecured letter of credit facility is not utilized by the Company currently and has been used in the past only as part of the Talbot acquisition.

Capital Resources

Shareholders’ equity at December 31, 2008 was $1,938.7 million.

On February 12, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 31, 2009 to holders of record on March 16, 2009. During 2008, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant on March 17, June 5, September 4 and December 4, to holders of record on March 3, May 22, August 21 and November 20, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.

On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45.7 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36.5 million, plus accrued and unpaid interest of $0.5 million. The repurchase resulted in the recognition of a realized gain of $8.8 million for the three months and year ended December 31, 2008.

On August 7, 2008, the Company filed a shelf registration statement on Form S-3 (No. 333-152856) with the U.S Securities Exchange Commission in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. In addition, the shelf registration statement will provide for secondary sales of common shares sold by the Company’s shareholders. The registration statement is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company’s capital needs.

The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures, subject to board approval.

The Company’s contractual obligations and commitments as at December 31, 2008 are set out below:

	Payment due by period
		Less Than			More Than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Reserve for losses and loss expenses(1)	$1,305,303	$667,025	$418,360	$147,601	$72,317
Junior Subordinated Deferrable Debentures (including interest payments)(2)	384,105	26,688	196,574	160,843	—
Talbot third party FAL Facility(3)	32,408	21,249	11,159	—	—
Operating lease obligations	9,127	2,207	4,161	2,499	260

Total	$1,730,943	$717,169	$630,254	$310,943	$72,577

(1)	The reserve for losses and loss expenses represents an estimate, including actuarial and statistical projections at a given point in time of an insurer’s or reinsurer’s expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which the Company has operated, thereby providing limited claims loss emergence patterns specifically for the Company. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates. The actual payment of the reserve for losses and loss expenses will differ from estimated payouts.

(2)	The 9.069% Junior Subordinated Deferrable Debentures and the 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2036 and June 15, 2037, respectively.

(3)	The obligations to Talbot third party FAL providers are based on the contractual payment terms. Talbot’s practice has been to pay amounts accrued but not contractually due, however, this practice is subject to change in the future.

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company’s borrowings and credit facilities as at December 31, 2008:

(Dollars in thousands)	Commitment	Outstanding

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	199,186
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility(1)	144,015	144,015

Total	$1,294,015	$747,501

(1)	The third party FAL facility comprises $144.0 million which supports the 2007 and prior underwriting years. These funds have now been withdrawn from Lloyd’s and placed in escrow but remain available to pay losses.

Please refer to Note 15 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of the Company’s debt and financing arrangements and the April 29, 2008 Junior Subordinated Deferrable Debenture repurchase.

The Company sold 15,244,888 common shares at a price of $22.00 per share in the IPO and the net proceeds to the Company from the IPO were approximately $310.7 million after deducting the underwriters’ discount and fees. On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters’ option to purchase additional common shares; the net proceeds to the Company were approximately $9.3 million and total IPO proceeds inclusive of the underwriters’ option to purchase additional common shares were $320.1 million.

Regulation

Validus Re and a Talbot subsidiary (the “Bermuda registered companies”) are registered under the Insurance Act 1978 of Bermuda (“the Act”). Under the Act, the Bermuda registered companies are required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires the Bermuda registered companies to meet minimum solvency requirements. For the year ended December 31, 2008, the Bermuda registered companies satisfied these requirements. Please refer to the Notes to the Consolidated Financial Statements (Part II, Item 8) for further discussion of statutory and regulatory reuirements.

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

Talbot’s underwriting activities are regulated by the FSA. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents which it regulates including the power to remove their authorization to manage Lloyd’s syndicates. In addition, Talbot’s managing agent operates under the Lloyd’s “franchise.” Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).

Ratings

The Company’s ability to underwrite business is dependent upon the quality of claims paying and financial strength ratings as evaluated by independent rating agencies. Validus Re was assigned a rating of “A−” (Excellent) with a stable outlook by A.M. Best Company in December 2005 (which was affirmed by A.M. Best on December 18, 2008). Lloyd’s is rated “A” (Excellent) by A.M. Best and “A+”’ (Strong) by S & P. Ratings are not an evaluation directed to investors in the Company’s securities or a recommendation to buy, sell or hold the Company’s securities. Ratings may be revised or revoked at the sole discretion of A.M. Best and S & P. In the normal course of business, the Company evaluates its capital needs to support the volume of business written in order to maintain claims paying and financial strength ratings. Financial information is regularly provided to rating agencies to both maintain and enhance existing ratings. In the event of a downgrade below “A−” (Excellent), the Company believes its ability to write business would be materially adversely affected.

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

Investments

A significant portion of contracts written provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in a significant amount of losses on short notice. Accordingly, the Company’s investment portfolio is structured to provide significant liquidity and preserve capital, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities.

Substantially all of the fixed maturity investments held at December 31, 2008 were publicly traded. At December 31, 2008, the average duration of the Company’s fixed maturity portfolio was 1.82 years (December 31, 2007: 2.0 years) and the average rating of the portfolio was AAA (December 31, 2007: AAA). At December 31, 2008, the total fixed maturity portfolio was $2,454.5 million (December 31, 2007: 2,411.4 million) of which $1,941.3 million or 79.2% (December 31, 2007: $2,029.6 million or 84.2%) were rated AAA.

Cash and cash equivalents and investments in Talbot of $1,032.3 million at December 31, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064.4 million). Total cash and cash equivalents and investments in Talbot were $1,142.0 million at December 31, 2008 (December 31, 2007: $1,093.9 million).

As of December 31, 2008, the Company had approximately $6.4 million of asset-backed securities with sub-prime collateral and $3.2 million of insurance enhanced rated asset-backed securities that have no underlying credit ratings, representing 0.2% and 0.1% of total cash and investments, respectively.

At December 31, 2008, the Company held $103.8 million of Alt-A RMBS.

As of December 31, 2008, the Company had approximately $144.2 million invested in debt of U.S. Government sponsored agencies Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), as set forth below.

				% of Total Cash
(Dollars in thousands)	FNMA	FHLMC	Total	and Investments

Senior bonds	$76,890	$60,537	$137,427	4.19%
Subordinated debt	6,727	—	6,727	0.21%

Total	$83,617	$60,537	$144,154	4.40%

At December 31, 2008, the $144.2 million market value of FNMA and FHLMC debt securities held by the Company was $6.3 million greater than amortized cost. The Company’s investment guidelines do not permit purchases of equity securities and therefore the Company has no investment in common or preferred stock of FNMA or FHLMC. Similarly, the Company’s investment guidelines do not permit investment in derivatives and so the Company does not have exposure to FNMA or FHLMC through derivative contracts.

As described more fully under the “Critical Accounting Policies and Estimates” discussion of Investment Valuation above, during the year ended December 31, 2008, the Company identified certain non-Agency RMBS securities trading in inactive markets. The change in fair value measurement for the identified RMBS securities from a market approach to an income approach resulted in a $14.6 million increase in net unrealized losses on investments in the quarter. This increase in net unrealized losses on investments resulted in a $14.6 million decrease in shareholders’ equity as at December 31, 2008.

Goodwill and intangible assets

The Company has performed an impairment analysis of its carried goodwill and indefinite lived intangible assets as required by FAS 142. The analysis included a comparison of the Company’s market capitalization to book value ratio. Management has also evaluated the fair value of Talbot relative to its book value on the following basis:

1) Gross premium written for 2008 and 2009 (projected);

2) Internal demand for syndicate capacity and utilization of Lloyd’s licenses; and

3) External demand for syndicate capacity.

Reporting units are consistent with the segmental basis. Based on its analysis, management has concluded that an impairment valuation is not required against the carried goodwill and indefinite lived intangible assets.

Cash Flows

During the three months ended December 31, 2008 and 2007, the Company generated net cash from operating activities of $88.6 million and $155.3 million, respectively. During the year ended December 31, 2008 and 2007, the Company generated net cash from operating activities of $486.0 million and $563.4 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.

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

As of December 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of $449.9 million and $444.7 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at December 31, 2008, presented above.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, the Company’s Annual Report to shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular. Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statement.

We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of our risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our limited operating history;

•	our ability to successfully implement our business strategy during “soft” as well as “hard” markets;

•	adequacy of our loss reserves;

•	continued availability of capital and financing;

•	our ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	our ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we expect to operate;

•	the integration of Talbot Holdings, Ltd., or other businesses we may acquire or new business ventures we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on our investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest and other hostilities or other non-forecasted and unpredictable events;

•	availability of reinsurance and retrocession coverage to manage our gross and net exposures and the cost of such reinsurance and retrocession;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers, and

•	the other factors set forth under Item 1A. “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K, as well as the risk and other factors set forth in the Company’s filings with the SEC.

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

As at December 31, 2008, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9%, or approximately $54.6 million. As at December 31, 2008, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.7% or approximately $49.2 million.

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

As at December 31, 2008, the Company held $994.1 million (2007: $1,074.1 million), or 40.5% (2007: 44.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of December 31, 2008, $303.2 million, or 7.0% of our total assets and $308.3 million, or 12.9% of our total liabilities were held in foreign currencies. As of December 31, 2008, $62.3 million, or 2.6% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of December 31, 2007, $373.8 million, or 9.0% of our total assets and $321.3 million, or 14.5% of our total liabilities were held in foreign currencies. As of December 31, 2007, $65.4 million, or 3.0% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk:  We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, we permit a holding of up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At December 31, 2008, 0.1% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 1.2% of total investments, other than with respect to U.S. government securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at December 31, 2008 were from reinsurers rated A- or better, (December 31, 2007 rated A- or better) or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.

Liquidity risk:  Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 20.3% (December 31, 2007: 23.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. Details of the Company’s debt and financing arrangements at December 31, 2008 are provided below:

	Maturity Date/
(Dollars in thousands)	Term	Outstanding

9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	—
$500,000 secured letter of credit facility	March 12, 2012	199,186
Talbot FAL facility	December 31, 2010	100,000
Talbot third party FAL facility	December 31, 2009	144,015

Total		$747,501

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.

The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the Framework criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report included in this filing.

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

Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission of Matters to a Vote of Security Holders — Executive Officers of the Company.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table displays certain information regarding our equity compensation plan at December 31, 2008:

Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon Exercise of	Weighted-Average	for Future Issuance
	Outstanding Options and	Exercise Price of	Under Equity
	Restricted Stock	Outstanding Options	Compensation Plans

2005 Amended and Restated Long Term Incentive Plan	5,119,193	$18.22	8,007,703

The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements, Financial Statement Schedules and Exhibits.

a) Financial Statements and Financial Statement Schedules are included as pages F1 to F61.

b) The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

EXHIBITS

Exhibit
Number	Description of Document

3.1	Memorandum of Association dated October 10, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
3.2	Amended and Restated Bye-laws (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.1	Specimen Common Share Certificate (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.1	Shareholders’ Agreement dated as of December 12, 2005 among Validus Holdings, Ltd. and the Shareholders Named Therein (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.2	Advisory Agreement with Aquiline Capital Partners LLC dated December 7, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.3	Form of Warrant (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.4	Form of Amendment to Warrants dated as of December 21, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 1, 2007)
10.5	Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.6	Three-Year Unsecured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.7	First Amendment to each of the Three-Year Unsecured Letter of Credit Facility Agreement and the Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from 8-K filed with the SEC on October 26, 2007)
10.8	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.8.1	Form of 9.069% Junior Subordinated Deferrable Debentures (Included in Exhibit 10.8 hereto) (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.9	First Supplemental Indenture to the above Indenture dated as of September 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.10	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.10.1	Form 8.480% Junior Subordinated Deferrable Debentures (Included in Exhibit 10.8 hereto) (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.11	Talbot Standby Letter of Credit Facility dated as of November 28, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 4, 2007)
10.12	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.12.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.13	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.13.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.14	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.14.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

Exhibit
Number	Description of Document

10.15	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.15.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.16	Amended and Restated Employment Agreement between Validus Reinsurance, Ltd. and Conan M. Ward (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.16.1	Amendment to Amended and Restated Employment Agreement between Validus Reinsurance, Ltd. and Conan M. Ward (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.17	Employment Agreement between Validus Holdings, Ltd. and Jerome Dill (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.18	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Michael J. Belfatti (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.18.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd and Michael J. Belfatti (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.19	Service Agreement between Talbot Underwriting Services, Ltd. and Charles Neville Rupert Atkin (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.20	Service Agreement between Talbot Underwriting Services, Ltd. and Gilles Alex Maxime Bonvarlet (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.21	Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.21.1	Amendment No. 1 to Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 13, 2008.)
10.22	Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.23	Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.24	Discretionary Advisory Agreement with Goldman Sachs Asset Management (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.25	Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.26	Form of Pre-IPO Restricted Share Agreement for Executive Officers (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.27.1	Form of Post-IPO Restricted Share Agreement for Executive Officers (bonus shares) (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.27.2	Form of Post-IPO Restricted Share Agreement for Executive Officers (LTIP grant) (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.28	Form of Restricted Share Agreement at Talbot Acquisition Date for Messrs. Atkin, Bonvarlet and Carpenter (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)

Exhibit
Number	Description of Document

10.29	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.30	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.31	Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.32	Stock Option Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.33	Form of Stock Option Agreement for Executive Officers prior to 2008 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.34	Form of Stock Option Agreement for Executive Officers commencing in 2008 (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.35	Nonqualified Supplemental Deferred Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.36	Director Stock Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.36.1*	Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009
10.37	Share Sale Agreement between Validus Holdings, Ltd. and the Shareholders of Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.38	Agreement to Provide Information between Validus Holdings, Ltd. and Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.39	Form of Restricted Share Agreement for Talbot Executive Officers (Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 13, 2008.)
21*	Subsidiaries of the Registrant
23*	Consent of PricewaterhouseCoopers
24	Power of attorney (Incorporated by Reference from signature page)
31*	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hamilton, Bermuda, on February 27, 2009.

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

Signature	Title	Date

/s/ Edward J. Noonan Name: Edward J. Noonan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ George P. Reeth Name: George P. Reeth	Director and President	February 27, 2009

/s/ Joseph E. (Jeff) Consolino Name: Joseph E. (Jeff) Consolino	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

/s/ Matthew J. Grayson Name: Matthew J. Grayson	Director	February 27, 2009

/s/ Jeffrey W. Greenberg Name: Jeffrey W. Greenberg	Director	February 27, 2009

/s/ John J. Hendrickson Name: John J. Hendrickson	Director	February 27, 2009

/s/ Jean-Marie Nessi Name: Jean-Marie Nessi	Director	February 27, 2009

Signature	Title	Date

/s/ Mandakini Puri Name: Mandakini Puri	Director	February 27, 2009

/s/ Sumit Rajpal Name: Sumit Rajpal	Director	February 27, 2009

/s/ Christopher E. Watson Name: Christopher E. Watson	Director	February 27, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements with effect from January 1, 2007, the Company prospectively reclassified as trading, marketable securities previously designated as available-for-sale and changed the manner in which movements in unrealized gains and losses on these securities gets recognized.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with such generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
February 27, 2009

Validus Holdings, Ltd.

Consolidated Balance Sheets
As at December 31, 2008 and 2007
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
Fixed maturities, at fair value (amortized cost: 2008 — $2,553,018; 2007 — $2,403,074)	$2,454,501	$2,411,398
Short-term investments, at fair value (amortized cost: 2008 - $379,537; 2007 — $251,150)	377,036	250,623
Cash and cash equivalents	449,848	444,698

Total cash and investments	3,281,385	3,106,719
Premiums receivable	408,259	401,241
Deferred acquisition costs	108,156	105,562
Prepaid reinsurance premiums	22,459	22,817
Securities lending collateral	98,954	164,324
Loss reserves recoverable	208,796	134,404
Paid losses recoverable	1,388	7,810
Net receivable for investments sold	490	—
Income taxes recoverable	1,365	3,325
Intangible assets	127,217	131,379
Goodwill	20,393	20,393
Accrued investment income	20,433	19,960
Other assets	23,185	26,290

Total assets	$4,322,480	$4,144,224

LIABILITIES
Reserve for losses and loss expenses	$1,305,303	$926,117
Unearned premiums	539,450	557,344
Reinsurance balances payable	33,042	36,848
Securities lending payable	105,688	164,324
Deferred income taxes	21,779	16,663
Net payable for investments purchased	—	31,426
Accounts payable and accrued expenses	74,184	126,702
Debentures payable	304,300	350,000

Total liabilities	2,383,746	2,209,424
Commitments and contingent liabilities
Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2008 — 75,624,697; 2007 — 74,199,836)	13,235	12,985
Additional paid-in capital	1,412,635	1,384,604
Accumulated other comprehensive (loss)	(7,858)	(49)
Retained earnings	520,722	537,260

Total shareholders’ equity	1,938,734	1,934,800

Total liabilities and shareholders’ equity	$4,322,480	$4,144,224

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues
Gross premiums written	$1,362,484	$988,637	$540,789
Reinsurance premiums ceded	(124,160)	(70,210)	(63,696)

Net premiums written	1,238,324	918,427	477,093
Change in unearned premiums	18,194	(60,348)	(170,579)

Net premiums earned	1,256,518	858,079	306,514
Net investment income	139,528	112,324	58,021
Realized gain on repurchase of debentures	8,752	—	—
Net realized (losses) gains on investments	(1,591)	1,608	(1,102)
Net unrealized (losses) gains on investments	(79,707)	12,364	—
Other income	5,264	3,301	—
Foreign exchange (losses) gains	(49,397)	6,696	2,157

Total revenues	1,279,367	994,372	365,590
Expenses
Losses and loss expenses	772,154	283,993	91,323
Policy acquisition costs	234,951	134,277	36,072
General and administrative expenses	123,948	100,765	38,354
Share compensation expense	27,097	16,189	7,878
Finance expenses	57,318	51,754	8,789
Fair value of warrants issued	—	2,893	77

Total expenses	1,215,468	589,871	182,493

Net income before taxes	63,899	404,501	183,097
Income tax expense	(10,788)	(1,505)	—

Net income	$53,111	$402,996	$183,097

Comprehensive income
Unrealized losses arising during the period	—	—	(332)
Currency translation adjustments	(7,809)	(49)	—
Adjustment for reclassification of gains realized in income	—	—	1,102

Comprehensive income	$45,302	$402,947	$183,867

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	74,677,903	65,068,093	58,477,130
Diluted	75,819,413	67,786,673	58,874,567
Basic earnings per share	$0.62	$6.19	$3.13

Diluted earnings per share	$0.61	$5.95	$3.11

Cash dividends declared per share	$0.80	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	December 31,	December 31,	December 31,
	2008	2007	2006

Common shares
Balance — Beginning of year	$12,985	$10,234	$10,224
Issue of common shares	250	2,751	10

Balance — End of year	$13,235	$12,985	$10,234

Additional paid-in capital
Balance — Beginning of year	$1,384,604	$1,048,025	$1,039,185
Issue of common shares, net of expenses	934	317,497	885
Stock option expense	4,251	3,944	3,691
Fair value of warrants qualifying as equity	—	2,893	77
Share compensation expense	22,846	12,245	4,187

Balance — End of year	$1,412,635	$1,384,604	$1,048,025

Accumulated other comprehensive income (loss)
Balance — Beginning of year	$(49)	$875	$105
Net change in unrealized gain on investments	—	—	770
Currency translation adjustments	(7,809)	(49)	—
Cumulative effect of adoption of fair value option		(875)	—

Balance — End of year	$(7,858)	$(49)	$875

Retaining earnings (deficit)
Balance — Beginning of year	$537,260	$133,389	$(49,708)
Cumulative effect of adoption of fair value option	—	875	—
Dividends	(69,649)	—	—
Net income	53,111	402,996	183,097

Balance — End of year	$520,722	$537,260	$133,389

Total shareholders’ equity	$1,938,734	$1,934,800	$1,192,523

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	December 31,	December 31,	December 31,
	2008	2007	2006

Cash flows provided by (used in) operating activities
Net income for the period	$53,111	$402,996	$183,097
Adjustments to reconcile net income to cash provided by operating activities:
Share compensation expense	27,097	16,189	7,878
Realized gain on repurchase of debentures	(8,752)	—	—
Net realized losses (gains) on sales of investments	1,591	(1,608)	1,102
Net unrealized losses (gains) on investments	79,707	(12,364)	—
Fair value of warrants expensed	—	2,893	77
Amortization of intangible assets	4,162	2,081	—
Exchange gains on cash and cash equivalents included in net income	40,474	(5,975)	(2,693)
Amortization of discounts on fixed maturities	3,710	(10,739)	(10,911)
Changes in:
Premiums receivable	(23,833)	(7,035)	(142,408)
Deferred acquisition costs	(2,790)	(10,900)	(28,203)
Prepaid reinsurance premiums	(1,162)	36,690	(8,245)
Losses recoverable	(82,685)	32,519	—
Paid losses recoverable	6,281	16,820	—
Taxes recoverable	1,845	2,438	—
Accrued investment income	(473)	(5,812)	(3,223)
Other assets	12,908	3,955	(3,073)
Reserve for losses and loss expense	444,149	94,313	77,363
Unearned premiums	(17,032)	23,657	178,824
Reinsurance balances payable	(1,401)	(37,665)	7,438
Deferred taxation	11,921	(1,027)	—
Accounts payable and accrued expenses	(62,845)	21,952	13,489

Net cash provided by operating activities	485,983	563,378	270,512

Cash flows provided by (used) in investing activities
Proceeds on sales of investments	2,266,000	1,346,874	449,576
Proceeds on the maturities of investments	799,775	67,650	—
Purchases of fixed maturities	(3,284,971)	(2,545,787)	(1,045,523)
(Purchases) sales of short-term investments, net	(109,250)	441,548	(146,212)
Increase (decrease) in securities lending collateral	58,636	(151,998)	(12,327)
Purchase of subsidiary, net of cash acquired	—	(18,809)	—

Net cash used in investing activities	(269,810)	(860,522)	(754,486)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of debentures payable	—	198,000	146,250
Repurchase of debentures	(36,948)	—	—
Issue of common shares, net of expenses	(58,636)	320,248	(12,141)
Dividends	(67,934)	—	—
Increase in securities lending payable	1,184	151,998	12,327

Net cash (used in) provided by financing activities	(162,334)	670,246	146,436

Effect of exchange rate changes on cash and cash equivalents	(48,689)	7,953	2,693
Net increase (decrease) in cash	5,150	381,055	(334,845)
Cash and cash equivalents — Beginning of period	444,698	63,643	398,488

Cash and cash equivalents — End of period	$449,848	$444,698	$63,643

Taxes (recovered) paid during the period	$(2,510)	$57	$—

Interest paid during the period	$27,474	$22,577	$6,802

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

These consolidated financial statements include the Company and its wholly owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, and reinsurance recoverable balances including the provision for unrecoverable reinsurance and investment valuation. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board. The consolidated financial statements include the results of operations and cash flows of Talbot since the date of acquisition of July 2, 2007 and not any prior periods (including for comparative purposes), except with respect to ‘Supplemental Pro Forma Information’ included within Note 5.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

written applicable to the unexpired terms of the underlying contracts and policies in force are recorded as unearned premiums. Mandatory reinstatement premiums are recorded at the time a loss event occurs.

b)	Policy acquisition costs

Policy acquisition costs are costs that vary with, and are directly related to, the production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition costs are shown net of commissions earned on reinsurance ceded. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums and anticipated claims expenses. The realizable value of the Company’s deferred acquisition costs is determined without consideration of investment income. Policy acquisition costs also include profit commission. Profit commissions are recognized when earned.

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

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a “losses occurring during” basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a “risks attaching during” policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the gross premiums earned to which the risk attaching policy relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded and expensed at the time a loss event occurs. Reinsurance recoverables are based on contracts in force. The method for determining the reinsurance recoverable on unpaid loss and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties. The use of assumptions could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

e)	Investments

The Company adopted FAS 157 entitled “Fair Value Measurements” as of January 1, 2007. FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company elected to early adopt this Statement effective January 1, 2007 under the provisions of FAS 159, “The Fair Value Option for Financial Assets and Liabilities Including amendment of FASB Statement No. 115”.

During the third quarter of 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction-based measurements are unavailable.

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

All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on the sale of investments are determined on the basis of amortized cost. Interest on fixed maturity securities is recorded in net investment income when earned and is adjusted for any amortization of premium or discount.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

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

The U.S. dollar is the functional currency of the Company and the majority of its subsidiaries. For these companies, monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date with the resulting foreign exchange gains and losses included in earnings.

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

The Company has accounted for certain warrant contracts issued to our sponsoring investors in conjunction with the capitalization of the Company, and which may be settled by the Company using either the physical settlement or net-share settlement methods, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the fair value of these warrants has been recorded in equity as an addition to additional paid-in capital. The associated cost of the fair value of these warrants has been recorded in accordance with Note 3(j) below.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The fair value of warrants deducted from the proceeds of the offering are those issued to our founding sponsor that was involved in raising capital. The fair value of the other warrants are recorded as an expense on the income statement in the period they were granted.

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

l)	Income taxes and uncertain tax provisions

Deferred tax assets and liabilities are recorded in accordance with the provisions of FAS No. 109 “Accounting for Income Taxes.” Under FAS No. 109, the Company records deferred income taxes which reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company is not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K. and Canada that are subject to relevant taxes in those jurisdictions. One of the Company’s subsidiaries is deemed to be engaged in business in the United States and is therefore subject to U.S. corporate tax.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 which requires the Company to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company did not recognize any liabilities for unrecognized tax benefits under FIN 48.

m)	Business combinations

On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. The transaction was accounted for as a purchase method business combination in accordance with FAS No. 141, “Business Combinations.” Certain amounts in Talbot’s financial statements have been changed to conform to the Company’s accounting policies.

n)	Goodwill and other intangible assets

The Company accounts for intangible assets that arose from business combinations in accordance with FAS No. 141 “Business Combinations.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill is deemed to have an indefinite life and is not amortized, but tested at least annually for impairment.

Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Syndicate capacity is deemed to have an indefinite life. Intangible assets with definite lives are amortized on a straight line basis over the estimated useful lives. Trademark and Distribution Network are deemed to have definite lives and are therefore amortized. Refer also to Note 5 ‘Business Combination.’

Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

of a reporting unit with its book value, including goodwill. Reporting units are consistent with the segmental basis. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down would be recorded. The measurement of fair values in reporting units is determined based on a number of factors and assumptions including ranges of future discounted earnings, forecast revenue and operating expenses and effective tax rates.

If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations.

4.	Recent accounting pronouncements

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

In August 2008, the FASB issued proposed amendments to FAS 128, “Earnings per Share” (“proposed amendments to FAS 128”). The proposed amendments to FAS 128 reflect the FASB’s efforts to converge with International Financial Reporting Standards and to improve the guidance on earnings per share (“EPS”). The proposed amendments to FAS 128 would be retrospectively applied to all prior-period EPS data. An effective date has not been established. The Company will continue to evaluate the potential impact of this guidance.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures Related to Asset Transfers, Variable Interest Entities (“VIEs”), and Qualified Special Purpose Entities (“QSPEs”)” (“FSP

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 require public companies to provide disclosures similar to those proposed in the pending amendments to Statement 140 and Interpretation 46(R). The FSP requires additional disclosures about transfers of financial assets and an enterprise’s involvement with VIEs, including QSPEs. The FSP is effective for the Company’s December 31, 2008 financial statements. The adoption of FSP FAS 140-4 and FIN 46(R)-8 has not had a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued proposed amendments to FAS 141-® “Business Combinations” (“proposed FSP FAS 141(R)-a”). The proposed FSP FAS 141(R)-a would amend Statement 141(R)’s guidance on the recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. The proposed FSP FAS 141(R)-a is expected to be finalized and issued by the end of March 2009, and would be effective for business combinations whose acquisition date is on or after January 1, 2009. The adoption of the proposed FSP FAS 141(R)-a is not expected to have a material impact on the Company’s consolidated financial statements, but will impact any future acquisitions.

5.	Business combination

On July 2, 2007, the Company acquired all of the outstanding shares of Talbot from a group of institutional and other investors, and Talbot employees, management, former employees and trusts on behalf of certain employees and their families. Talbot underwrites in the marine and energy, war, political risk, commercial property, financial institutions, contingency, bloodstock & livestock, accident & health and treaty classes of business. Talbot is the Company’s principal operation in the direct insurance market and primary point of access to the London Market. The business trades in the Lloyd’s market through Syndicate 1183 and Underwriting Risk Services Ltd (“URSL”). The acquisition of Talbot was undertaken to provide product line and geographic diversification as well as offer broader access to underwriting expertise. Additional factors that added to the value of Talbot included its capital structure and workforce. These factors resulted in a market value greater than the value of net assets, and so the recognition of goodwill.

The purchase price, including expenses, paid by the Company was $389,204 representing tangible net assets acquired of $235,351 and intangible assets and goodwill of $153,853. Certain employees of Talbot elected to receive 18,415 shares of the Company’s common stock valued at $424 in lieu of cash, which was included as a component of the purchase price.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
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

Syndicate capacity represents Talbot’s authorized premium income limit to write insurance business in the Lloyd’s market. Talbot has owned 100% of Syndicate 1183’s capacity since 2002 and there are no third party tenure rights. The capacity is renewed annually at no cost to Talbot, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Talbot, subject to Lloyd’s approval. Tradename and Distribution Network are estimated to have finite useful lives of 10 years and are amortized on a straight line basis over such periods. Syndicate capacity and goodwill are estimated to have indefinite useful lives. Goodwill includes amounts related to the value of the workforce. The goodwill and intangibles are recorded entirely in the Company’s Talbot segment.

The estimated remaining amortization expense for the Distribution Network and Trademark is as follows:

2009	$4,160
2010	4,160
2011	4,160
2012	4,160
2013 until June 30, 2017	18,734

Total	$35,374

Supplemental Pro Forma Information

Operating results of Talbot have been included in the consolidated financial statements from July 2, 2007, the date of acquisition. FAS 141 requires the following selected unaudited pro forma information be provided to present a summary of the combined results of the Company and Talbot assuming the transaction had been effected on January 1, 2006 and 2007. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above. The unaudited pro forma data assumes the acquisition of Talbot had been effected on January 1, 2006 and January 1, 2007, respectively.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Prior to the Company’s acquisition of Talbot, the Company had reinsurance agreements with Talbot. Balances of $12,363 for the year ended December 31, 2007 (2006: $8,675) representing reinsurance ceded to Validus Re by Talbot prior to the acquisition were eliminated from net premiums written. No other balances were affected by these reinsurance agreements.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	Pro Forma	Pro Forma
	(Unaudited)	(Unaudited)

Gross premiums written	$1,377,948	$1,180,766
Reinsurance premiums ceded	(146,833)	(195,511)

Net premiums written	1,231,115	985,255
Change in unearned premiums	(88,201)	(208,167)

Net premiums earned	1,142,914	777,088
Net investment income	132,205	90,767
Net realized gains (losses) on investments	378	(7,381)
Net unrealized gains (losses) on investments	12,364	—
Other income	5,466	4,583
Foreign exchange gains	7,878	2,668

Total revenues	1,301,205	867,725
Expenses
Losses and loss expenses	427,207	271,453
Policy acquisition costs	195,743	151,590
General and administrative expenses	162,884	148,824
Finance expenses	77,645	27,135
Fair value of warrants issued	2,893	77

Total expenses	866,372	599,079
Income before taxes	434,833	268,646
Income tax credit	2,703	1,920

Net income	$432,130	$270,566

Earnings per share
Basic earnings per share	$5.94	$3.67

Diluted earnings per share	$5.71	$3.64

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Goodwill and other intangible assets

As discussed in Note 5, the Company recorded intangible assets (including certain amortization thereon) and goodwill as a result of the acquisition of Talbot Holdings Ltd. to comply with FAS 142 requirements. The following table shows an analysis of goodwill and other intangible assets included in the Talbot segment:

		Intangible Assets With	Intangible Assets
	Goodwill	an Indefinite Life	with a Finite Life	Total

Balance at December 31, 2007	$20,393	$91,843	$39,536	$151,772
Accumulated amortization	—	—	(4,162)	(4,162)

Net balance at December 31, 2008	$20,393	$91,843	$35,374	$147,610

Balance at December 31, 2006	$—	$—	$—	$—
Additions during the year	20,393	91,843	41,617	153,853
Accumulated amortization	—	—	(2,081)	(2,081)

Net balance at December 31, 2007	$20,393	$91,843	$39,536	$151,772

As described in ‘Significant Accounting Policies,’ the annual impairment test was performed and neither goodwill nor the intangible assets were deemed to be impaired.

7.	Investments

During the first quarter of 2007, the Company adopted FAS 157 and FAS 159. Prior to January 1, 2007, the Company’s investments in fixed maturities were classified as available-for-sale and carried at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. Beginning on January 1, 2007, the Company’s investments in fixed maturities were classified as trading and carried at fair value, with related net unrealized gains or losses included in net income.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices but for which the Company typically obtained independent external valuation information including U.S. and U.K. Treasuries, overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve,

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Sustainably all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. Treasuries, sovereign debt, corporate debt and U.S. agency and non-agency mortgage and asset-backed securities. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. Financial instruments in this category include certain residential mortgage-backed securities.

At December 31, 2008, the Company’s investments are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

U.S. Government and Government Agency	$—	$768,344	$—	$768,344
Non-U.S. Government and Government Agency	—	96,073	—	96,073
States, municipalities, political subdivision	—	15,516	—	15,516
Agency residential mortgage-backed securities	—	433,736	—	433,736
Non-Agency residential mortgage-backed securities	—	119,813	111,318	231,131
U.S. corporate	—	443,847	—	443,847
Non-U.S. corporate	—	125,700	—	125,700
Catastrophe bonds	—	10,872	—	10,872
Asset-backed securities	—	137,023	—	137,023
Commercial mortgage-backed securities	—	192,259	—	192,259

Total fixed maturities	—	2,343,183	111,318	2,454,501
Total short-term investments	365,357	11,679	—	377,036

Total	$365,357	$2,354,862	$111,318	$2,831,537

At December 31, 2007, the Company’s investments are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

U.S. Government and Government Agency	$—	$707,703	$—	$707,703
Non-U.S. Government and Government Agency	—	141,493	—	141,493
Agency residential mortgage-backed securities	—	421,665	—	421,665
Non-Agency residential mortgage-backed securities	—	301,967	—	301,967
U.S. corporate	—	488,127	—	488,127
Asset-backed securities	—	191,455	—	191,455
Commercial mortgage-backed securities	—	158,988	—	158,988

Total fixed maturities	—	2,411,398	—	2,411,398
Total short-term investments	215,052	35,571	—	250,623

Total	$215,052	$2,446,969	$—	$2,662,021

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

At December 31, 2008, Level 3 investments totaled $111,318, representing 3.9% of total investments measured at fair value on a recurring basis.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2008 and 2007:

	Residential Mortgage-Backed Securities
	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Level 3 investments — Beginning of period	$—	$—
Net payments, purchases , sales and maturities	(59)	—
Realized gains (losses)	—	—
Unrealized gains (losses)	(14,603)	—
Amortization	(4,048)	—
Net transfers in (out)	130,028	—

Level 3 investments — End of period	$111,318	$—

At December 31, 2008, $14,603 of unrealized losses was recorded in income attributable to the residential mortgage-backed securities measured at fair value on a recurring basis using Level 3 inputs.

Net investment income

Net investment income is derived from the following sources:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Fixed maturities and short-term investments	$127,689	$98,559	$57,350
Cash and cash equivalents	13,416	16,111	2,583
Securities lending income	1,775	242	—

Total gross investment income	142,880	114,912	59,933
Investment expenses	(3,352)	(2,588)	(1,912)

Net investment income	$139,528	$112,324	$58,021

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) of investments:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$24,520	$6,055	$77
Gross realized losses	(26,111)	(4,447)	(1,179)

Net realized gains (losses) on investments	(1,591)	1,608	(1,102)
Change in unrealized gains (losses) of investments	(72,973)	12,364	770
Change in unrealized loss of securities lending	(6,734)	—	—

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$(81,298)	$13,972	$(332)

Fixed maturity and short-term investments

The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2008 are as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value

U.S. Government and Government Agency	$732,155	$36,189	$—	$768,344
Non-U.S. Government and Government Agency	115,389	4,403	(23,719)	96,073
States, municipalities, political subdivision	14,954	562	—	15,516
Agency residential mortgage-backed securities	425,533	8,358	(155)	433,736
Non-Agency residential mortgage-backed securities	299,346	47,276	(115,491)	231,131
U.S. corporate	454,810	2,126	(13,089)	443,847
Non-U.S. corporate	140,807	1,696	(16,803)	125,700
Catastrophe bonds	11,012	2	(142)	10,872
Asset-backed securities	141,209	—	(4,186)	137,023
Commercial mortgage-backed securities	217,803	—	(25,544)	192,259

Total fixed maturities	2,553,018	100,612	(199,129)	2,454,501
Total short-term investments	379,537	55	(2,556)	377,036

Total	$2,932,555	$100,667	$(201,685)	$2,831,537

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The amortized cost, gross unrealized gains and losses and estimated fair value of investments available-for-sale at December 31, 2007 are as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value

U.S. Government and Government Agency	$700,697	$7,163	$(157)	$707,703
Non-U.S. Government and Government Agency	143,744	1,003	(3,254)	141,493
Agency residential mortgage-backed securities	417,358	4,544	(237)	421,665
Non-Agency residential mortgage-backed securities	305,391	1,818	(5,242)	301,967
U.S. corporate	486,752	4,346	(2,971)	488,127
Asset-backed securities	191,413	641	(599)	191,455
Commercial mortgage-backed securities	157,719	1,317	(48)	158,988

Total fixed maturities	2,403,074	20,832	(12,508)	2,411,398
Total short-term investments	251,150	63	(590)	250,623

Total	$2,654,224	$20,895	$(13,098)	$2,662,021

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at December 31, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

AAA	$1,941,349	79.2%	$2,029,573	84.2%
AA+	7,582	0.3%	37,458	1.6%
AA	84,500	3.4%	51,091	2.1%
AA-	54,841	2.2%	96,578	4.0%
A+	105,512	4.3%	88,181	3.7%
A	191,164	7.8%	70,666	2.9%
A-	42,290	1.7%	29,948	1.2%
BBB+	4,316	0.2%	7,903	0.3%
BBB	8,111	0.3%	—	—

Investment grade	2,439,665	99.4%	2,411,398	100.0%
BB+	7,416	0.3%	—	—
B+	3,455	0.1%	—	—
B	3,965	0.2%	—	—

Non-Investment grade	14,836	0.6%	—	—

Total	$2,454,501	100.0%	$2,411,398	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2008 and December 31, 2007 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$277,137	$279,727	$197,833	$198,466
Due after one year through five years	1,143,494	1,134,275	1,083,470	1,087,758
Due after five years through ten years	17,451	17,493	29,509	30,427
Due after ten years	31,045	28,858	20,381	20,672

	1,469,127	1,460,353	1,331,193	1,337,323
Asset-backed and mortgage-backed Securities	1,083,891	994,148	1,071,881	1,074,075

Total	$2,553,018	$2,454,501	$2,403,074	$2,411,398

The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At December 31, 2008 approximately $199,186 (2007: $104,524) of letters of credit were issued and outstanding under this facility for which $258,573 of investments were pledged as collateral (2007: $109,164). During the year the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. At December 31, 2008, $100,000 (2007:$100,000) of letters of credit were issued and outstanding under this facility for which $144,149 of investments were pledged as collateral (2007: $118,121). In addition, $67,968 of investments are held in trust at December 31, 2008 (December 31, 2007: $nil).

Cash and cash equivalents and investments in Talbot of $1,032,267 at December 31, 2008 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2007: $1,064,430).

Securities lending

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at December 31, 2008, the Company had $103,266. (2007: $161,579) in securities on loan. During the year ended December 31, 2008, the Company recorded a $6,734 unrealized loss on this collateral on its Statements of Operations (December 31, 2007: $nil).

Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 26.7 days (December 31, 2007: 42.9 days). As at December 31, 2008, the securities lending collateral reinvested by the Company in connection with its securities lending program is allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

Corporate	$—	$57,574	$—	$57,574
Asset-backed securities	—	18,228	—	18,228
Short-term investments	7,390	15,762	—	23,152

	$7,390	$91,564	$—	$98,954

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

As at December 31, 2007, the securities lending collateral reinvested by the Company in connection with its securities lending program are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

Corporate	$—	$49,055	$—	$49,055
Asset-backed securities	—	11,515	—	11,515
Short-term investments	97,797	5,957	—	103,754

	$97,797	$66,527	$—	$164,324

The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at December 31, 2008 and December 31, 2007. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

AAA	$45,137	45.7%	$18,611	11.3%
AA+	4,784	4.8%	2,999	1.8%
AA	12,789	12.9%	15,997	9.7%
AA-	20,035	20.2%	11,954	7.3%
A+	4,947	5.0%	9,010	5.5%
A	3,782	3.8%	7,956	4.9%
NR	90	0.1%	—	0.0%

	91,564	92.5%	66,527	40.5%
NR(1)	7,390	7.5%	97,797	59.5%

Total	$98,954	100.0%	$164,324	100.0%

(1)	This amount relates to cash and is therefore not a rated security.

The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at December 31, 2008 and December 31, 2007 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$24,390	$23,152	$103,793	$104,151
Due after one year through five years	81,298	75,802	60,469	60,173

Total	$105,688	$98,954	$164,262	$164,324

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Premiums receivable

Premiums receivable are composed of premiums in course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. The following is a breakdown of the components of receivables at December 31, 2008 and 2007:

	Premiums in Course	Premiums Accrued
	of Collection	But Unbilled	Total

Balance at December 31, 2007	$147,923	$253,318	$401,241
Change during 2008	12,532	(5,514)	7,018

Balance at December 31, 2008	$160,455	$247,804	$408,259

	Premiums in Course	Premiums Accrued
	of Collection	But Unbilled	Total

Balance at December 31, 2006	$72,500	$69,908	$142,408
Change during 2007	75,423	183,410	258,833

Balance at December 31, 2007	$147,923	$253,318	$401,241

9.	Reserves for losses and loss expenses

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

During the third quarter of 2008, Hurricanes Ike and Gustav were significant loss events for the industry. The Company’s current hurricane reserve estimates relating to these catastrophes are based on a ‘ground up’ estimate and analysis of contracts believed to be exposed to these events, together with internal data compiled from underwriters, actuaries and claims personnel. Preliminary information from cedants, brokers and industry models has been considered in the process. Actual losses may vary from this estimate. While the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, these amounts could ultimately be materially different from the amounts recorded in the consolidated financial statements.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expense for the years ended December 31, 2008 and 2007:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Net reserves for losses and loss expenses, beginning of period	$791,713	$77,363
Net loss reserves acquired in purchase of Talbot		588,068
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in
Current year	841,856	351,850
Prior years	(69,702)	(67,857)

Total incurred losses and loss expenses	772,154	283,993
Less net losses and loss expenses paid in respect of losses occurring in
Current year	184,430	68,169
Prior years	222,039	88,703

Total net paid losses	406,469	156,872
Foreign exchange	(60,891)	(839)

Net reserve for losses and loss expenses, end of period	1,096,507	791,713
Losses and loss expenses recoverable	208,796	134,404

Reserve for losses and loss expenses, end of period	$1,305,303	$926,117

Incurred losses and loss adjustment expenses comprise:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Gross losses and loss adjustment expenses	$907,254	$276,541	$91,323
Reinsurance recoverable	(135,100)	7,452	—

Total incurred losses and loss adjustment expenses	$772,154	$283,993	$91,323

The December 31, 2008 and 2007 gross reserves balance comprises reserves for reported claims of $707,717 and $463,371, respectively, and reserves for claims incurred but not reported of $597,586 and $462,746, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2008
	Property	Marine	Specialty	Total

Validus Re	$(17,573)	$4,119	$(1,596)	$(15,050)
Talbot	(5,868)	(16,604)	(32,180)	(54,652)

Net favorable development	$(23,441)	$(12,485)	$(33,776)	$(69,702)

The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $69,702. For Validus Re, the property line experienced favorable development of $17,573 due primarily to favorable development on the 2007 UK floods, Australian storm losses, and several other smaller events. For Talbot, the marine line experienced favorable development of $16,604 due primarily to low claims activity in the cargo and hull classes in the 2006 and prior underwriting years. For the year ended December 31, 2008, the specialty lines experienced favorable development

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

of $32,180, due primarily to a reduction in losses in the political violence, political risk, marine and aviation war, and aviation treaty lines due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line.

	Year Ended December 31, 2007
	Property	Marine	Specialty	Total

Validus Re	$(13,279)	$(2,036)	$(1,942)	$(17,257)
Talbot	(5,958)	(7,037)	(37,605)	(50,600)

Net favorable development	$(19,237)	$(9,073)	$(39,547)	$(67,857)

The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $67,857 and was experienced in all lines of business. Favorable development at Validus Re was primarily related to better than expected loss experience on the 2006 underwriting year. Favorable development at Talbot resulted from better than expected loss experience in the period post acquisition on the 2005 and prior underwriting years, including the financial institutions, marine liabilities and war accounts.

10.	Accounts payable and accrued expenses

The following are the components of accounts payable and accrued expenses:

	December 31,	December 31,
	2008	2007

Amounts due to third party funds at Lloyd’s providers	$32,407	$52,777
Amounts due to brokers	14,747	22,058
Interest accruals	1,274	1,274
Trade and compensation payables	25,756	50,593

Total	$74,184	$126,702

11.	Reinsurance

The Company enters into reinsurance and retrocession agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks, enable it to underwrite policies with higher limits, and increase its aggregate capacity. The cession of insurance and reinsurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

a)	Effects of reinsurance on premiums written and earned

The effects of reinsurance on premiums written and earned for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31, 2008
	Validus Re			Talbot		Total		Total
	Written		Earned	Written	Earned	Elimination	Written	Earned

Direct	$		$—	$393,003	$389,389	—	$393,003	$389,389
Assumed		687,771	715,253	315,993	299,291	(34,283)	969,481	1,014,544
Ceded		(62,933)	(61,722)	(95,510)	(85,693)	34,283	(124,160)	(147,415)

Total		$624,838	$653,531	$613,486	$602,987	—	$1,238,324	$1,256,518

	Year Ended December 31, 2007
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned

Direct	$—	$—	$192,186	$195,141	$192,186	$195,141
Assumed	702,098	621,330	94,353	148,509	796,451	769,839
Ceded	(68,842)	(62,301)	(1,368)	(44,600)	(70,210)	(106,901)

Total	$633,256	$559,029	$285,171	$299,050	$918,427	$858,079

	Year Ended December 31, 2006
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned

Direct	$—	$—	$—	$—	$—	$—
Assumed	540,789	361,965	—	—	540,789	361,965
Ceded	(63,696)	(55,451)	—	—	(63,696)	(55,451)

Total	$477,093	$306,514	$—	$—	$477,093	$306,514

b)	Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at December 31, 2008 were from reinsurers rated A- or better and included $41,053 of IBNR recoverable (December 31, 2007: $35,340). Reinsurance recoverables by reinsurer are as follows:

	December 31, 2008		December 31, 2007
	Reinsurance	% of	Reinsurance	% of
	Recoverable	Total	Recoverable	Total

Top 10 reinsurers	$198,403	94.4%	$129,978	91.4%
Other reinsurers balances > $1 million	8,987	4.3%	8,700	6.1%
Other reinsurers balances < $1 million	2,794	1.3%	3,536	2.5%

Total	$210,184	100%	$142,214	100%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	December 31, 2008
		Reinsurance	% of
Top 10 Reinsurers	Rating	Recoverable	Total

Fully collateralized reinsurers	NR	$83,511	41.9%
Hannover Re	AA−	32,855	16.6%
Lloyd’s syndicates	A+	25,533	12.9%
Allianz	AA	14,988	7.6%
Swiss Re	AA−	13,207	6.7%
Munich Re	AA−	12,813	6.5%
Aspen	A	6,040	3.0%
Platinum Underwriters	A	3,270	1.6%
Transatlantic Re	A+	3,096	1.6%
Axa	AA	3,090	1.6%

		$198,403	100.0%

	December 31, 2007
		Reinsurance	% of
Top 10 Reinsurers	Rating	Recoverable	Total

Hannover Re	AA−	$31,630	24.4%
Lloyd’s syndicates	A+	29,613	22.8%
Swiss Re	AA−	18,758	14.4%
Munich Re	AA−	14,322	11.0%
Allianz	AA	13,461	10.4%
Axa	AA	7,418	5.7%
Aspen	A	4,978	3.8%
National Indemnity Company	AAA	4,738	3.6%
Transatlantic Re	AA−	2,970	2.3%
Max Re Ltd.	A−	2,090	1.6%

		$129,978	100.0%

At December 31, 2008 and December 31, 2007, the provision for uncollectible reinsurance relating to losses recoverable was $3,228 and $3,106, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $210,184 reinsurance recoverable at December 31, 2008, $83,511 was fully collateralized (2007: $nil).

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

c)	Collateralized quota share retrocession treaties

Between May 8, 2006 and July 28, 2006, Validus Re entered into retrocessional reinsurance agreements with Petrel Re Limited (“Petrel”), a newly-formed Bermuda reinsurance company. These agreements included quota share reinsurance agreements (“Collateralized Quota Shares”) whereby Petrel assumed a quota share of certain lines of marine & energy and other lines of business assumed by Validus Re for unaffiliated third parties for the 2006 and 2007 underwriting years. Under the terms of the reinsurance agreements, the Company has determined it is not required to consolidate the assets, liabilities and results of operations of Petrel under the terms of FIN 46(R). Petrel is a separate legal entity in which the Company has no equity investment, management or board interests or related party relationships. The collateralized quota share retrocessional reinsurance agreement with Petrel was not extended beyond the 2007 underwriting year.

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

Validus Re pays a reinsurance premium to Petrel in the amount of the ceded percentage of the original gross written premium on the business reinsured with Petrel less a ceding commission, which includes a reimbursement of direct acquisition expenses as well as a commission to Validus Re for generating the business. The Collateralized Quota Shares also provide for a profit commission to Validus Re based on the underwriting results for the 2007 and 2008 underwriting years on a cumulative basis.

For years ended December 31, 2008 and 2007, Validus Re ceded $(1,987) and $53,195, respectively of premiums written to Petrel through the Collateralized Quota Shares. The earned portion of premiums ceded to Petrel for the years ended December 31, 2008 and 2007 was $8,223 and $49,567.

On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the year ended December 31, 2008 and 2007, Validus Re ceded $19,978 and $nil, respectively of premiums written through this agreement. The earned portion of premiums ceded for the years ended December 31, 2008 and 2007 were $19,798 and $nil respectively.

12.	Share capital

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

The Company’s authorized share capital is 571,428,571 voting and non-voting shares with a par value of $0.175 each. The holders of common voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.

As of December 31, 2005, the Company had issued 58,423,173 common shares at a price of $17.50 in a private offering. Shares issued consisted of both voting common shares and non-voting common shares which are identical

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

in all respects, other than with respect to voting and conversion of non-voting common shares. Of the shares issued at December 31, 2005, 14,057,138 were non-voting and an additional 5,714,285 shares converted to non-voting upon the filing of the Company’s IPO registration statement. Proceeds from this issuance, after offering expenses, were $999,997. These proceeds were used for general corporate purposes.

The Company issued an additional 59,427 voting shares in a private offering in February, 2006 at a price of $17.50 for net proceeds of $1,030.

On July 2, 2007, the Company acquired Talbot and issued an additional 18,415 common shares to certain employees of Talbot. These employees had elected to receive common shares of the Company in lieu of a cash settlement for the purchase of their Talbot shares. The issued common shares of the Company were valued at $23.00 per share and were issued on July 2, 2007.

On July 30, 2007, the Company completed its IPO, selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters’ discount and fees. On July 31, 2007, the Company used $188,971 of the net proceeds to fully repay borrowings and to pay accrued interest under its unsecured credit facility. The Company used the remaining $121,760 of net proceeds to make a capital contribution to Validus Re to support the future growth of reinsurance operations and to pay certain expenses related to the Talbot acquisition and made a $3,000 payment to Aquiline in connection with the termination of the Advisory Agreement as further described in Note 18.

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

During the year ended December 31, 2008, 31,581 warrants were exercised resulting in the issuance of 18,980 common shares. During the year ended December 31, 2008, 112,825 options were exercised resulting in the issuance of 112,825 common shares.

During the year ended December 31, 2008, 515,103 Employee Seller Shares vested, resulting in the issuance of 515,103 common shares. During the year ended December 31, 2008, 822,370 Restricted Share Awards vested, resulting in the issuance of 777,953 common shares.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The following table is a summary of the common shares issued and outstanding:

Year Ended December 31,	2008	2007	2006

Balance- beginning of year	74,199,836	58,482,600	58,423,173
Common shares issued- private offering	—	—	59,427
Common shares issued- Talbot employees	—	18,415	—
Common shares issued- IPO	—	15,244,888	—
Common shares issued- Underwriters’ agreement	—	453,933	—
Restricted share awards vested	777,953	—	—
Employee seller shares vested	515,103	—	—
Options exercised	112,825	—	—
Warrants exercised	18,980	—	—

Balance- end of year	75,624,697	74,199,836	58,482,600

b)	Warrants

The Company’s founder and sponsoring investors provided their insurance industry expertise, resources and relationships during the period ended December 31, 2005 to ensure that the Company would be fully operational with key management in place in time for the January 2006 renewal season. In return for these services the founder and sponsoring investors were issued warrants. Until July 30, 2007, the IPO date, agreements with the founder and sponsoring investors provided that the warrants represented, in the aggregate, 12.0% of the fully diluted shares of the Company (assuming exercise of all options, warrants and any other rights to purchase common shares) and were subject to adjustment such that the warrants would continue to represent, in the aggregate, 12.0% of the fully diluted shares of the Company until such time as the Company consummated an initial public offering, amalgamation, merger or another such similar corporate event. In consideration for the founder’s and sponsoring investors’ commitments, the Company had issued as at December 31, 2008 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 8,680,148 (December 31, 2007 — 8,711,729) common shares. Of those issued, 2,090,815 (December 31, 2007 — 2,090,815) of the warrants are to purchase non-voting common shares. The 12.0% agreement described above expired on the consummation of the IPO. No further warrants are anticipated to be issued.

In February 2006 and July 2007, additional warrants were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12.0% of the fully diluted shares of the Company pursuant to the anti-dilution provision of the warrants. In February 2006, 8,593 warrants were issued. In July 2007, 256,409 warrants were issued.

The warrants may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants were initially measured at an aggregate fair value of $75,091 and recorded to additional paid-in capital. The founding shareholder’s warrants in the amount of $25,969 were accounted for as a deduction from additional paid-in capital and the balance of $49,122 was expensed. The additional warrants issued for the period ended December 31, 2006 increased the fair value to $75,168 with the increase of $77 expensed. The additional warrants issued for the period ended December 31, 2007 increased the fair value to $78,060 with the increase of $2,893 expensed.

The fair value of each warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, of approximately 30.0%, was derived from the historical volatility of the share price of a range of publicly-traded Bermuda reinsurance companies of a similar business nature to the

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s shares. The other assumptions in the warrant-pricing model were as follows:

	July 24,	February 3,	December 15,
	2007	2006	2005
	Issuance	Issuance	Issuance

Warrants issued	256,409	8,593	8,446,727
Average strike price	$20.00	$17.50	$17.50
Volatility	30.0%	30.0%	30.0%
Risk-free rate	4.5%	4.5%	4.5%
Expected dividend yield	0%	0%	0%
Expected term (years)	8	10	10
Calculated fair-value per warrant	$11.28	$8.89	$8.89

During the year ended December 31, 2008, 31,581 warrants were exercised, resulting in the net share issuance of 18,980 common shares.

c)	Dividends

On February 20, 2008, the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 17, 2008 to holders of record on March 3, 2008.

On May 9, 2008, the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 5, 2008 to holders of record on May 22, 2008.

On August 7, 2008, the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on September 4, 2008 to holders of record on August 21, 2008.

On November 7, 2008, the Company announced a quarterly cash dividend of $0.20 per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 4, 2008 to holders of record on November 20, 2008.

The Company did not declare any dividends for year ended December 31, 2007.

13.	Retirement plans

The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. All pension plans are structured as defined contribution retirement plans. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2008, 2007 and 2006 were $4,732, $2,442 and $707, respectively.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

performance shares, performance units or dividend equivalents have been granted to date. Grant prices are established at the estimated fair market value of the Company’s common shares at the date of grant.

b)	LTIP options

Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest ratably over five years from the date of grant. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants to date: risk free interest rates of 3.5% (2007: 4.5%), expected life of 7 years, expected volatility of 30.0% and a dividend yield of 3.20% (2007: nil%). Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options met the requirement as set out in the bulletin. Share expense of $4,251 was recorded for the year ended December 31, 2008 (2007: $3,944, 2006: $3,690) related to the options, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the year ended December 31, 2008 is as follows:

		Weighted Average	Weighted Average
		Grant Date Fair	Grant Date
	Options	Value	Exercise Price

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(112,825)	7.36	17.57
Options forfeited	(12,579)	8.56	18.69

Options outstanding, December 31, 2008	2,799,938	$7.58	$18.22
Options exercisable at December 31, 2008	1,396,353	$7.46	$17.63

Activity with respect to options for the period ended December 31, 2007 is as follows:

		Weighted Average	Weighted Average
		Grant Date Fair	Grant Date
	Options	Value	Exercise Price

Options outstanding, December 31, 2006	2,568,894	$7.35	$17.50
Options granted	206,464	10.88	21.44
Options exercised	—	—	—
Options forfeited	(14,182)	10.30	20.39

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options exercisable at December 31, 2007	908,361	$7.36	$17.52

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Activity with respect to options for the period ended December 31, 2006 is as follows:

		Weighted average	Weighted average
		grant date fair	grant date
	Options	value	exercise price

Options outstanding, December 31, 2005	2,217,267	$7.35	$17.50
Options granted	351,627	7.36	17.68
Options exercised	—	—	—
Options forfeited	—	—	—

Options outstanding, December 31, 2006	2,568,894	$7.35	$17.52
Options exercisable at December 31, 2006	657,637	$7.35	$17.50

At December 31, 2008, there was $9,139 (2007: $12,340; 2006: $14,115) of total unrecognized compensation expense related to the outstanding options that is expected to be recognized over a weighted-average period of 2.2 years (2007: 3.1 years; 2006: 3.9 years).

c)	LTIP restricted shares

Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $15,060 (2007: $7,083; 2006: $4,188) was recorded for the year ended December 31, 2008 related to the restricted shares. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the year ended December 31, 2008 is as follows:

		Weighted Average
		Grant Date Fair
	Restricted Shares	Value

Restricted shares outstanding, December 31, 2007	2,158,220	$20.44
Restricted shares granted	1,007,083	24.09
Restricted shares vested	(822,370)	18.55
Restricted shares forfeited	(35,531)	21.87

Restricted shares outstanding, December 31, 2008	2,307,402	$22.73

Activity with respect to unvested restricted shares for the period ended December 31, 2007 is as follows:

		Weighted Average
		Grant Date Fair
	Restricted Shares	Value

Restricted shares outstanding, December 31, 2006	733,964	$17.52
Restricted shares granted	1,428,306	21.94
Restricted shares vested	—	—
Restricted shares forfeited	(4,050)	20.39

Restricted shares outstanding, December 31, 2007	2,158,220	$20.44

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
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

At December 31, 2008, there was $35,915 (2007: $25,116; 2006: $7,888) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.2 years (2006: 3.4 years; 2005: 1.9 years).

d)	Employee Seller Shares

Pursuant to the Share Sale Agreement for the purchase of Talbot, the Company issued 1,209,741 restricted shares to Talbot employees (the “Employee Seller Shares”). Upon consummation of the acquisition, the Employee Seller Shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the Employee Seller Shares are subject to a restricted period during which the Employee Seller Shares are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of Employee Seller Shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the Employee Seller Shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished. Share expense of $7,743, $5,162 and $0, respectively, was recorded for the years ended December 31, 2008, 2007 and 2006. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the year ended December 31, 2008 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(515,103)	22.01
Employee seller shares forfeited	(31,263)	22.01

Employee seller shares outstanding, December 31, 2008	663,375	$22.01

Employee seller shares exercisable at December 31, 2008	—	$—

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
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

At December 31, 2008, there was $12,157 (2007: $18,852) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 2.5 years.

e)	Restricted Share Units

Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $43 (2007: $nil) was recorded for the year ended December 31, 2008 related to the restricted shares units. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares units for the three months ended December 31, 2008 is as follows:

Weighted
	Restricted	Average Grant
	Units	Date Fair Value
Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	11,853	25.28
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2008	11,853	$25.28

At December 31, 2008, there was $227 of total unrecognized compensation expense related to the outstanding restricted shares units that is expected to be recognized over a weighted-average period of 4.3 years.

f)	Total Share Expense

The breakdown of share expense is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

LTIP options	$4,251	$3,944	$3,690
LTIP restricted shares	15,060	7,083	4,188
LTIP restricted share units	43	—	—
Employee seller shares	7,743	5,162	—

Total share compensation expense	$27,097	$16,189	$7,878

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Debt and financing arrangements

a)	Financing structure and finance expenses

The financing structure at December 31, 2008 was:

	Commitment	Outstanding(1)	Drawn

9.069% Junior Subordinated	$150,000	$150,000	$150,000
Deferrable Debentures
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300	154,300
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit	500,000	199,186	—
facility
Talbot FAL facility	100,000	100,000	—
Talbot third party FAL facility(2)	144,015	144,015	—

Total	$1,294,015	$747,501	$304,300

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. For the 2006 and 2007 years of account, the Company’s underwriting was supported by various third parties (“Talbot third party FAL facility”). The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2006 and 2007 results, as appropriate, when they are declared. This third party FAL facility, comprising $144,015 which supports the 2007 and prior underwriting years, has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support.

The financing structure at December 31, 2007 was:

	Commitment	Outstanding(1)	Drawn

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	200,000	200,000
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	104,524	—
Talbot FAL facility	100,000	100,000	—
Talbot third party FAL facility(2)	174,365	174,365	—

Total	$1,324,365	$728,889	$350,000

(1)	Indicates utilization of commitment amount, not drawn borrowings.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
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

Finance expenses for the year ended December 31, 2008, was $57,318 (2007: $51,754, 2006: $8,789). Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of funds at Lloyd’s as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

9.069% Junior Subordinated Deferrable Debentures	$14,354	$14,398	$7,824
8.480% Junior Subordinated Deferrable Debentures	14,704	8,938	—
Credit facilities	910	2,332	965
Talbot letter of credit facilities	255	658	—
Talbot other interest	(186)	620	—
Talbot third party funds at Lloyd’s facility	27,281	24,808	—

Total	$57,318	$51,754	$8,789

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

On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “8.480% Junior Subordinated Deferrable Debentures”). The 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 8.480% Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 8.480% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd, as discussed in Note 5. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period.

On April 29, 2008, the Company repurchased from an unaffiliated financial institution $45,700 principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $36,560, plus accrued and unpaid interest of $474. The repurchase resulted in the recognition of a realized gain of $8,752 for the year ended December 31, 2008.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures are as follows:

2009	26,688
2010	26,688
2011	169,886
2012	160,843
2013 and thereafter	—

Total minimum future payments	$384,105

c)	Credit facilities

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

The credit facilities contain affirmative covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). For purposes of covenant compliance (i) “net worth is calculated with investments carried at amortized cost and (ii) “consolidated total debt” does not include the Company’s junior subordinated deferrable debentures. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

As of December 31, 2008 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions under the credit facilities.

On July 2, 2007, the Company made a draw upon the $200,000 unsecured credit facility in the amount of $188,000. These funds were used to fund a portion of the cash purchase price for the Company’s acquisition of Talbot and associated expenses. The interest rate set in respect of borrowing amounts under its credit facility borrowings as of July 2, 2007 was 6.0% per annum. On July 31, 2007, the Company fully repaid these borrowings and paid accrued interest with $188,971 of proceeds from its initial public offering. As of December 31, 2008, we have $199,186 in outstanding letters of credit under our five-year secured letter of credit facility (2007: $104,524 under the three-year secured facility) and no amounts outstanding under our three-year unsecured facility (2007: $Nil).

On November 25, 2003, Talbot entered into a standby Letter of Credit facility as subsequently amended (the “2003 Talbot FAL Facility”). The 2003 Talbot FAL Facility provided for dollar-based letter of credit availability for Talbot and designated subsidiaries for the purpose of providing funds at Lloyd’s. The commitment amount under the 2003 Talbot FAL Facility was $30,000 was provided by Lloyds TSB Bank plc. The 2003 Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that Talbot maintain a minimum level of consolidated tangible net worth, (ii) the requirement that Talbot maintain at all times a consolidated net borrowings to consolidated tangible net worth ratio not greater than 0.35:1.00, (iii) the requirement that Talbot’s subordinated FAL (Funds at Lloyd’s which in accordance with the applicable providers agreement, is intended to be drawn in priority to any letters of credit under the 2003 Talbot FAL Facility ) be at least $200,000, and (iv) a requirement that the forecast losses of the syndicate not exceed 7.5% of the syndicate premium limit in any one open year of account and a requirement that the per scenario estimated net losses not exceed 15% of the syndicate premium limit in any year of account. The 2003 Talbot FAL Facility also contained restrictions on Talbot’s ability to incur debt at the parent or subsidiary level, sell assets, incur liens, merge or consolidate with others and make investments or change investment strategy. As of December 31, 2008 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions. This facility was cancelled in November 2007 and replaced by a $100,000 standby Letter of Credit facility.

On March 10, 2006, Talbot entered into $25,000 revolving loan facility, as subsequently amended (the “Talbot Revolving Loan Facility”), which provided for dollar or sterling-based revolving credit availability for Talbot. The facility limit for the Talbot Revolving Loan Facility automatically reduced to $7,500 at July 1, 2007. The Talbot Revolving Loan Facility was provided by Lloyds TSB Bank plc. The Talbot Revolving Loan Facility contains affirmative covenants that include, among other things the requirement that Talbot maintain a minimum level of consolidated tangible net worth and also contains restrictions on Talbot’s ability to incur debt, incur liens and sell or transfer assets on non-arms length terms. As of December 31, 2008 and throughout the reporting periods presented, where appropriate, the Company was in compliance with all covenants and restrictions. This facility was cancelled in November 2007 and Lloyds TSB Bank plc entered into the $200,000 three-year unsecured facility by assuming $7,500 from the existing syndicate of commercial banks.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
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

The Talbot FAL Facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of December 31, 2008 the Company had $100,000 in outstanding letters of credit under this facility and was in compliance with all covenants and restrictions.

d)	Funds at Lloyd’s

Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at December 31, 2008 supporting the 2009 underwriting year amount to $351,394 all of which is provided by the Company. A third party FAL facility comprising $144,015 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Income before tax by jurisdiction is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Income (loss) before tax — Bermuda	$39,302	$396,467	$183,095
Income (loss) before tax — United Kingdom	24,358	7,957	—
Income (loss) before tax — Canada	239	77	2

Income (loss) before tax — Total	$63,899	$404,501	$183,097

Income tax expense is comprised of current and deferred tax. Income tax expense is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Current	$(73)	$34	$—
Deferred	10,861	1,471	—

Income tax expense	$10,788	$1,505	$—

The table below details the tax charge by jurisdiction:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Expected tax provision at Bermuda Statutory Rate of 0%	$—	$—	$—
Effect of taxable income generated in:
United Kingdom	8,277	865	—
Canada	101	32	—
Other jurisdictions on deemed income arising from Lloyds operations	673	383	—

	9,051	1,280	—
Adjustments to prior period tax	1,737	225	—

Income tax expense	$10,788	$1,505	$—

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007

Deferred Tax Asset:
UK tax losses carried forward	$(32,251)	$(26,357)

Timing Differences	(3,136)	(4,110)

Deferred tax asset, gross of valuation allowance	(35,387)	(30,467)
Valuation Allowance	—	—
Deferred tax asset, net of valuation allowance	(35,387)	(30,467)

Deferred Tax Liability:
Underwriting profit taxable in future periods	55,819	44,354

Revenue to be taxed in future periods	1,347	2,776

Deferred tax liability	57,166	47,130

Net deferred tax liability	$21,779	$16,663

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

As of December 31, 2008, net operating loss carry forwards in the U.K. were approximately $115,180 (inclusive of cumulative currency translation adjustments) and have no expiration.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits under FIN 48.

17.	Commitments and contingencies

a)	Concentrations of credit risk

The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At December 31, 2008, 1.0% of the portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.2% of our investment portfolio, other than with respect to U.S. government and agency securities.

The Company underwrites a significant amount through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

balances to the Company. These companies are large, well established, and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the periods mentioned.

The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2008, 2007, and 2006:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Marsh & McLennan	21.9%	32.1%	33.5%
Willis Group Holdings Ltd.	13.8%	17.4%	20.1%
Aon Benfield Group Ltd.	25.5%	26.1%	30.0%

b)	Employment agreements

The Company has entered into employment agreements with certain individuals that provide for option awards, executive benefits and severance payments under certain circumstances.

c)	Operating leases

The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2008 was approximately $2,314 (2007: $1,541, 2006: $437). Future minimum lease commitments are as follows:

2009	$2,207
2010	2,188
2011	1,973
2012	1,336
2013 and thereafter	1,423

Total minimum future rentals	$9,127

d)	Funds at Lloyd’s

Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2008 amount to $351,394 (December 31, 2007: $316,483).

For the 2006 and 2007 years of account, the Company’s underwriting was supported by various third parties (“Talbot third party FAL facility”). The members of the Talbot third party FAL facility provided FAL, in the form of cash, investments and undrawn letters of credit provided by various banks, in exchange for payment calculated principally by reference to the Syndicate 1183’s 2006, 2007 and 2008 results, as appropriate, when they are declared.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The Talbot third party FAL facility support each year of account as follows:

	2007	2006
	Underwriting	Underwriting
	Year	Year

Common to both years	$105,990	$105,990
2006 only	—	22,500
2007 only	15,525	—

Total	$121,515	$128,490

The FAL are provided for each year of account as follows:

	2009	2008	2007	2006
	Underwriting	Underwriting	Underwriting	Underwriting
	Year	Year	Year	Year

Talbot third party FAL facility	$—	$—	$121,515	$128,490
Talbot FAL facility	100,000	100,000	30,000	30,000
Group funds	251,394	216,483	115,000	110,075

Total FAL	$351,394	$316,483	$266,515	$268,565

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

f)	Lloyd’s central fund

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s central fund. If Lloyd’s determines that the central fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2009 capacity at Lloyd’s of £375,208, the December 31, 2008 exchange rate of £1 equals $1.44 and assuming the maximum 3% assessment the Company would be assessed approximately $16,209.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

18.	Related party transactions

The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.

a) Merrill Lynch entities, which are now wholly owned subsidiaries of Bank of America Corp., own 5,714,285 non-voting shares in the Company, hold warrants to purchase 1,067,187 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Merrill Lynch’s warrants are convertible to non-voting shares as described in Note 12.

b) The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of the Company’s investment portfolio. The Company incurred expenses of $2,243 during the year ended December 31, 2008 (2007: $1,781; 2006: $1,164), of which $584 was included in accounts payable and accrued expenses at December 31, 2008 (2007: $787). Merrill Lynch is a shareholder of Blackrock.

c) The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. The Company incurred expenses of $1,404 during the year ended December 31, 2008 (2007: $858; 2006: $675), of which $641 was included in accounts payable and accrued expenses at December 31, 2008 (2007: $460).

d) Vestar Capital entities, which own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares, are shareholders of PARIS RE Holdings Limited (“Paris Re”), and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $6,807 during the year ended December 31, 2008 (2007: $1,900; 2006: $nil), of which $4,412 was included in premiums receivable at December 31, 2008 (2007: $1,595). The earned premiums adjustment of $4,457 was recorded for the year ended December 31, 2008 (2007: $950; 2006: $nil)

e) The Company entered into an agreement on December 7, 2005 under which the Company’s founding investor Aquiline Capital Partners, LLC and its related companies (“Aquiline”) were engaged to provide services in connection with the Company’s formation and initial capitalization, the structure and timing of public and private offerings of debt and equity securities of the Company and its subsidiaries and other financings. Under the terms of this agreement, the Company was to pay an annual advisory fee of $1,000 payable in advance for a period of five years from the date of initial funding until the termination date. Prior to the termination date, upon the earlier to occur of (a) a change in control and (b) a first public offering, the Company was to immediately pay in full to Aquiline the remaining unpaid advisory fees. Upon the IPO closing on July 30, 2007, the Company paid Aquiline the remaining $3,000 of advisory fees per the advisory agreement and expensed the balance of 2007 prepaid advisory services, and has no further obligation under the agreement. As a result of these transactions the Company incurred $4,000 during the year ended December 31, 2007 (2006: $1,000).

f) Aquiline entities, which own 6,886,342 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Company’s Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with Group Ark, the Company recognized reinsurance premiums ceded of $1,348 during the year ended December 31, 2008 (2007: $181; 2006: $nil), of which $60 was included in reinsurance balances payable at December 31, 2008 (2007: $91) and $nil was included in prepaid reinsurance premiums at December 31, 2008 (2007: $nil).

g) Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to indirectly facilitate the provision of Funds at Lloyd’s (“FAL”). The Company paid $803 of

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

finance expenses to such management and staff in respect of such provision of FAL for the year ended December 31, 2008 (2007: $889; 2006: $nil), all of which was included in accounts payable and accrued expenses at December 31, 2008 (2007: $889). An amount of $66 was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the year ended December 31, 2008 (2007: $154; 2006: $nil).

19.	Earnings per share

As disclosed in Note 20, a reverse stock split of the outstanding shares of the Company, was approved by a vote of the Company’s shareholders, whereby each 1.75 outstanding shares was consolidated into 1 share. This reverse stock split has been reflected retroactively in the calculation of earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended
	2008	2007	2006

Basic earnings (loss) per share
Net income	$53,111	$402,996	$183,097
Less: Dividends and distributions declared on outstanding warrants	(6,947)	—	—

Net income available to common shareholders	$46,164	$402,996	$183,097
Weighted average shares — basic common shares outstanding	74,677,903	65,068,093	58,477,130

Basic earnings per share	$0.62	$6.19	$3.13

Diluted earnings (loss) per share
Net income	$53,111	$402,996	$183,097
Less: Dividends and distributions declared on outstanding warrants	(6,947)	—	—

Net income available to common shareholders	$46,164	$402,996	$183,097
Weighted average shares — basic common shares outstanding	74,677,903	65,068,093	58,477,130
Share equivalents:
Warrants	—	1,973,983	244,180
Unvested restricted shares	1,004,809	647,558	153,257
Stock options	136,701	97,039	—

Weighted average shares — diluted	75,819,413	67,786,673	58,874,567

Diluted earnings per share	$0.61	$5.95	$3.11

Share equivalents that would result in the issuance of common shares of 220,512, 137,350 and 812,450 were outstanding for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

20.	Share consolidation

A reverse stock split of the outstanding shares of the Company, was approved by the Company’s shareholders, effective immediately following the Company’s Annual General Meeting on March 1, 2007, whereby each 1.75

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

outstanding shares was consolidated into 1 share, and the par value of the Company’s shares was increased to US $0.175 per share. This share consolidation has been reflected retroactively in these financial statements.

21.	Segment information

The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which two operating segments have been determined under FAS 131, “Disclosures about Segments of and Enterprise and Related Information.” The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate and
			Other
			Reconciling
Year Ended December 31, 2008	Validus Re	Talbot	Items	Total

Gross premiums written	$687,771	$708,996	$(34,283)	$1,362,484
Reinsurance premiums ceded	(62,933)	(95,510)	34,283	(124,160)

Net premiums written	624,838	613,486	—	1,238,324
Change in unearned premiums	28,693	(10,499)	—	18,194

Net premiums earned	653,531	602,987	—	1,256,518
Losses and loss expense	420,645	351,509	—	772,154
Policy acquisition costs	100,243	135,017	(309)	234,951
General and administrative expenses	34,607	71,443	17,898	123,948
Share compensation expense	6,829	4,702	15,566	27,097

Underwriting income	$91,207	$40,316	$(33,155)	$98,368

Net investment income	101,994	41,520	(3,986)	139,528
Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized (losses) gains on investments	(9,718)	8,127	—	(1,591)
Net unrealized (losses) gains on investments	(84,714)	5,007	—	(79,707)
Foreign exchange (losses)	(16,701)	(32,696)	—	(49,397)
Other income	309	5,264	(309)	5,264
Fair value of warrants	—	—	—	—
Aquiline termination fee	—	—	—	—
Finance expenses	(879)	(27,351)	(29,088)	(57,318)

Net income before taxes	81,498	40,187	(57,786)	63,899
Taxes	(88)	(10,700)	—	(10,788)

Net income	$81,410	$29,487	$(57,786)	$53,111

Loss and loss expense ratio(1)	64.4%	58.3%		61.5%
Policy acquisition cost ratio(1)	15.3%	22.4%		18.7%
General and administrative expense ratio(1)	6.3%	12.6%		12.0%

Expense ratio	21.6%	35.0%		30.7%

Combined ratio(1)	86.0%	93.3%		92.2%

Total assets	$2,583,290	$1,732,832	$6,358	$4,322,480

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expense.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			Other
			Reconciling
Year Ended December 31, 2007	Validus Re	Talbot	Items	Total

Gross premiums written	$702,098	$286,539	$—	$988,637
Reinsurance premiums ceded	(68,842)	(1,368)	—	(70,210)

Net premiums written	633,256	285,171	—	918,427
Change in unearned premiums	(74,227)	13,879	—	(60,348)

Net premiums earned	559,029	299,050	—	858,079
Losses and loss expense	175,538	108,455	—	283,993
Policy acquisition costs	70,323	63,954	—	134,277
General and administrative expenses	31,412	48,886	17,467	97,765
Share compensation expense	4,013	1,709	10,467	16,189

Underwriting income	$277,743	$76,046	$(27,934)	$325,855

Net investment income	85,981	25,805	538	112,324
Net realized gains on investments	443	1,165	—	1,608
Net unrealized gains on investments	8,556	3,808	—	12,364
Foreign exchange gains (losses)	7,495	(799)	—	6,696
Other income	—	3,301	—	3,301
Fair value of warrants	—	—	(2,893)	(2,893)
Aquiline termination fee	—	—	(3,000)	(3,000)
Finance expenses	(1,378)	(26,086)	(24,290)	(51,754)

Net income before taxes	378,840	83,240	(57,579)	404,501
Taxes	(61)	(1,444)	—	(1,505)

Net income	$378,779	$81,796	$(57,579)	$402,996

Loss and loss expense ratio(1)	31.4%	36.3%		33.1%
Policy acquisition cost ratio(1)	12.6%	21.4%		15.6%
General and administrative expense ratio(1)	6.3%	16.9%		13.3%

Expense ratio	18.9%	38.3%		28.9%

Combined ratio(1)	50.3%	74.6%		62.0%

Total assets	$2,464,176	$1,674,987	$5,061	$4,144,224

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expense.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate and
			Other
			Reconciling
Year Ended December 31, 2006	Validus Re	Talbot	Items	Total

Gross premiums written	$540,789	$—	$—	$540,789
Reinsurance premiums ceded	(63,696)	—	—	(63,696)

Net premiums written	477,093		—	477,093
Change in unearned premiums	(170,579)	—	—	(170,579)

Net premiums earned	306,514	—	—	306,514
Losses and loss expense	91,323	—	—	91,323
Policy acquisition costs	36,072	—	—	36,072
General and administrative expenses	24,565	—	13,789	38,354
Share compensation expense	3,105	—	4,773	7,878

Underwriting income	$151,449	$—	$(18,562)	$132,887

Net investment income	57,996	—	25	58,021
Net realized (losses) on investments	(1,102)	—	—	(1,102)
Fair value of warrants issued	—	—	(77)	(77)
Foreign exchange gains	2,157	—	—	2,157
Finance expenses	(97)	—	(8,692)	(8,789)

Net income before taxes	210,403	—	(27,306)	183,097
Taxes	—	—	—	—

Net income	$210,403	$—	$(27,306)	$183,097

Loss and loss expense ratio(1)	29.8%	NA		29.8%
Policy acquisition cost ratio(1)	11.8%	NA		11.8%
General and administrative expense ratio(1)	9.0%	NA		15.1%

Expense ratio	20.8%			26.9%

Combined ratio(1)	50.6%	NA		56.7%

Total assets	$1,642,999	$—	$3,424	$1,646,423

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expense.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Year Ended December 31, 2008
	Gross Premiums Written
	Validus Re	Talbot	Eliminations	Total	%

United States	$356,902	$62,098	$—	$419,000	30.8%
Worldwide excluding United States(1)	27,512	221,260	(20,870)	227,902	16.7%
Europe	44,079	57,132	—	101,211	7.4%
Latin America and Caribbean	18,404	46,721	(13,413)	51,712	3.8%
Japan	9,416	3,955	—	13,371	1.0%
Canada	—	9,630	—	9,630	0.7%

Sub-total, non United States	99,411	338,698	(34,283)	403,826	29.6%
Worldwide including United States(1)	74,391	58,079	—	132,470	9.7%
Marine and Aerospace(2)	157,067	250,121	—	407,188	29.9%

Total	$687,771	$708,996	$(34,283)	$1,362,484	100.0%

	Year Ended December 31, 2007
	Gross Premiums Written
	Validus Re	Talbot	Total	%

United States	$342,502	$26,262	$368,764	37.3%
Worldwide excluding United States(1)	22,794	94,434	117,228	11.9%
Europe	44,266	29,007	73,273	7.4%
Latin America and Caribbean	7,218	13,497	20,715	2.1%
Japan	8,252	1,028	9,280	0.9%
Canada	—	4,649	4,649	0.5%

Sub-total, non United States	82,530	142,615	225,145	22.8%
Worldwide including United States(1)	103,997	24,847	128,844	13.0%
Marine and Aerospace(2)	173,069	92,815	265,884	26.9%

Total	$702,098	$286,539	$988,637	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
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

T02 is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, T02 is bound by the rules of the Society of Lloyd’s, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe T02’s membership subscription, the level of its contribution to the Lloyd’s central fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

The Company has two Bermuda-based subsidiaries, Validus Re and Talbot Insurance (Bermuda) Ltd. (“TIBL”) registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). Under the Insurance Act, these subsidiaries are required to prepare Statutory Financial Statements and to file Statutory Financial Returns. These subsidiaries have to meet certain requirements for minimum solvency and liquidity ratios. As at December 31, 2008 and 2007, these requirements were met. Effective for statutory filings for the year ended December 31, 2008, the BMA introduced a risk-based capital model, or Bermuda Solvency Capital Requirement (“BSCR”), as a tool to assist the BMA in measuring risk and determining appropriate capitalization. While the required statutory capital and surplus of the Company’s Bermuda-based operating subsidiaries are expected to increase under the BSCR, those subsidiaries are expected to have excess capital and surplus under these new requirements.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

Statutory requirements based on draft unaudited filings for Validus Re and TIBL (2007 numbers are from the date of acquisition) are set out below:

	Validus Re		TIBL
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Minimum statutory capital and surplus	$312,419	$316,628	$4,309	$12,103
Actual statutory capital and surplus	1,731,928	1,763,011	250,751	221,109
Minimum share capital	1,000	1,000	120	120
Actual share capital	1,310,593	1,295,945	62,731	62,731
Minimum relevant assets	783,787	595,016	66,684	100,750
Actual relevant assets	2,672,585	2,385,789	339,571	355,442

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.

23.	Subsequent Event

On January 23, 2009, Windstorm Klaus tracked east across southern France bringing gale force winds to southwest France and northern Spain. Winds from this system were very intense, particularly in the coastal regions of this area. This event is recognized as having the potential to be the most costly windstorm event in Europe in recent years. At this time, overall insured market loss estimates from commercial model vendors are wide-ranging resulting in a lack of credible information upon which to base an estimate of losses arising from this event. The Company is continuing to review its in-force contracts and preliminary loss information from clients, but does not expect that any losses will have a material impact on its shareholders’ equity or liquidity.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

24.	Condensed unaudited quarterly financial data

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Gross premiums written	$191,736	$269,236	$379,919	$521,594
Reinsurance premiums ceded	(2,722)	(35,139)	(1,399)	(84,900)

Net premiums written	189,014	234,097	378,520	436,694
Change in unearned premiums	127,017	105,229	(69,222)	(144,830)

Net premiums earned	316,031	339,326	309,298	291,864
Net investment income	30,671	36,379	36,435	36,043
Net realized gains (losses) on investments	6,757	(13,667)	(2,425)	7,744
Net unrealized (losses) on investments	(7,099)	(14,649)	(42,982)	(14,977)
Other income	1,598	1,269	1,462	935
Foreign exchange gains (losses)	(13,554)	(44,933)	911	8,179

Total revenues	334,404	303,725	302,699	329,788

Losses and loss expenses	191,576	318,464	122,089	140,024
Policy acquisition costs	61,407	60,425	56,419	56,701
General and administrative expenses	22,809	30,120	33,912	37,107
Share compensation expense	7,279	6,012	7,271	6,535
Finance expenses	8,522	14,517	12,762	21,517
Fair value of warrants issued	—	—	—	—

Total expenses	291,593	429,538	232,453	261,884

Net income (loss) before taxes	42,811	(125,813)	70,246	67,904
Taxes	(5,796)	(487)	(3,077)	(1,429)

Net income (loss) after taxes	$37,015	$(126,300)	$67,169	$66,475

Basic earnings per common share	$0.47	$(1.71)	$1.00	$0.87
Diluted earnings per common share	$0.47	$(1.71)	$0.98	$0.85
Weighted average shares — basic	75,404,091	74,864,724	74,233,425	74,209,371
Weighted average shares — diluted	75,740,546	74,864,724	77,257,545	78,329,727
Loss ratio(1)	60.6%	93.9%	39.5%	48.0%
Expense ratio(1)	28.9%	28.4%	31.5%	34.4%

Combined ratio(1)	89.5%	122.3%	71.0%	82.4%

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expense.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

As noted elsewhere in the financial statement notes, the quarters ended September 30, 2007 and December 31, 2007 include the results of Talbot with effect from the date of acquisition.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Gross premiums written	$190,996	$245,271	$174,300	$378,070
Reinsurance premiums ceded	(4,566)	(7,906)	(26,780)	(30,958)

Net premiums written	186,430	237,365	147,520	347,112
Change in unearned premiums	131,601	58,161	(14,490)	(235,620)

Net premiums earned	318,031	295,526	133,030	111,492
Net investment income	37,525	36,560	19,742	18,497
Net realized gains (losses) on investments	784	1,010	(232)	46
Net unrealized gains (losses) on	9,229	7,681	(6,189)	1,643
investments
Other income	1,971	1,330	—	—
Foreign exchange gains	(2,515)	5,818	2,003	1,389

Total revenues	365,025	347,925	148,354	133,067

Losses and loss expenses	107,567	87,263	42,675	46,487
Policy acquisition costs	53,277	50,945	17,837	12,219
General and administrative expenses	33,676	44,793	11,107	11,227
Share compensation expense	6,135	6,132	1,978	1,945
Finance expenses	25,423	17,886	4,003	4,441
Fair value of warrants issued	—	2,893	—	—

Total expenses	226,078	209,912	77,600	76,319

Net income before taxes	138,947	138,013	70,754	56,748
Taxes	22	(1,488)	—	—

Net income after taxes	$138,969	$136,525	$70,754	$56,748

Basic earnings per common share	$1.87	$1.98	$1.21	$0.97
Diluted earnings per common share	$1.77	$1.90	$1.17	$0.94
Weighted average shares — basic	74,199,836	69,107,336	58,482,600	58,482,601
Weighted average shares — diluted	78,415,109	71,868,835	60,647,354	60,215,392
Loss ratio(1)	33.8%	29.5%	32.1%	41.7%
Expense ratio(1)	29.3%	33.5%	23.2%	22.8%

Combined ratio(1)	63.1%	63.0%	55.3%	64.5%

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expense.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Gross premiums written	$65,505	$116,505	$110,574	$248,205
Reinsurance premiums ceded	355	(38,892)	(16,921)	(8,238)

Net premiums written	65,860	77,613	93,653	239,967
Change in unearned premiums	39,293	14,885	(27,198)	(197,559)

Net premiums earned	105,153	92,498	66,455	42,408
Net investment income	17,652	16,272	13,185	10,912
Net realized (losses) on investments	(208)	(154)	(354)	(386)
Net foreign exchange (losses) gains	1,096	369	696	(4)

Total revenues	123,693	108,985	79,982	52,930

Losses and loss expenses	24,265	11,577	31,144	24,337
Policy acquisition costs	11,498	10,638	8,436	5,500
General and administrative expenses	15,225	13,641	9,733	7,633
Finance expenses	3,653	3,453	978	705
Fair value of warrants issued	—	—	—	77

Total expenses	54,641	39,309	50,291	38,252

Net income	$69,052	$69,676	$29,691	$14,678

Basic earnings per common share	$1.18	$1.19	$0.51	$0.25
Diluted earnings per common share	$1.16	$1.19	$0.51	$0.25
Weighted average shares — basic	58,482,601	58,482,601	58,482,601	58,460,716
Weighted average shares — diluted	59,745,784	58,651,163	58,591,802	58,509,519
Loss ratio(1)	23.1%	12.5%	46.9%	57.4%
Expense ratio(1)	25.4%	26.3%	27.3%	31.0%

Combined ratio(1)	48.5%	38.8%	74.2%	88.4%

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expense.

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2008
(Expressed in thousands of U.S. dollars)

			Amount at Which
			Shown on the
	Amortized Cost	Market Value	Balance Sheet

U.S. Government & Government Agency	$732,155	$768,344	$768,344
Non-U.S. Government & Government Agency	115,389	96,073	96,073
State, municipalities, political subdivision	14,954	15,516	15,516
Agency residential mortgage-backed securities	425,533	433,736	433,736
Non-Agency residential mortgage-backed securities	299,346	231,131	231,131
U.S. corporate	454,810	443,847	443,847
Non-U.S. corporate	140,807	125,700	125,700
Catastrophe bonds	11,012	10,872	10,872
Asset-backed securities	141,209	137,023	137,023
Commercial mortgage-backed securities	217,803	192,259	192,259

Total fixed maturities	2,553,018	2,454,501	2,454,501
Total short-term investments	379,537	377,036	377,036

Total investments	$2,932,555	$2,831,537	$2,831,537

Schedule II
VALIDUS HOLDINGS, LTD. (parent company only)

BALANCE SHEETS

As at December 31, 2008 and 2007
(Expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$3,031	$81
Investment in subsidiaries on an equity basis	2,285,714	2,282,580
Other assets	3,654	4,980

Total assets	$2,292,399	$2,287,641

LIABILITIES
Payable to subsidiaries	$679	$1,567
Accounts payable and accrued expenses	2,986	1,274
Debentures payable	350,000	350,000

Total liabilities	353,665	352,841

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2008; 75,624,697 2007; 74,199,836, 2006; 58,482,601)	13,235	12,985
Additional paid-in capital	1,412,635	1,384,604
Accumulated other comprehensive (loss)	(7,858)	(49)
Retained earnings	520,722	537,260

Total shareholders’ equity	1,938,734	1,934,800

Total liabilities and shareholders’ equity	$2,292,399	$2,287,641

VALIDUS HOLDINGS, LTD. (parent company only)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars,)

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Revenues
Equity in net earnings of subsidiaries	88,966	436,169	194,117
Net investment income	71	537	25

Total revenues	89,037	436,706	194,142
Expenses
General and administrative expenses	4,181	6,527	2,276
Finance expenses	31,745	24,290	8,692
Fair value of warrants issued	—	2,893	77

Total expenses	35,926	33,710	11,045

Net income	$53,111	$402,996	$183,097

VALIDUS HOLDINGS, LTD. (parent company only)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Cash flows provided by (used in) operating activities
Net income for the year	$53,111	$402,996	$183,097
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value of warrants expensed	—	2,893	77
Equity in net earnings of subsidiary	(88,966)	(396,169)	(194,117)
Change in:
Accrued investment income	—	—	9
Other assets	1,326	409	479
Receivable from subsidiaries	—	—	1,008
Payable to subsidiaries	(888)	(7,591)	9,158
Dividends received from subsidiaries (Note 1)	105,100	40,000	—
Accounts payable and accrued expenses	1,712	707	522

Net cash provided by operating activities	71,415	43,245	233

Cash flows provided by (used in) investing activities
Investment in subsidiaries	—	(561,448)	(146,212)

Net cash (used in) investing activities	—	(561,448)	(146,212)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of debentures	—	198,000	146,250
Dividends	(69,649)	—	—
Issue of common shares, net	1,184	320,248	(12,141)

Net cash (used in) provided by financing activities	(68,465)	518,248	134,109

Net increase (decrease) in cash	2,950	45	(11,870)
Cash and cash equivalents — Beginning of year	81	36	11,906

Cash and cash equivalents — End of year	$3,031	$81	$36

Note 1: Dividends received from subsidiaries have been approximately classified as operating activities in 2008 with conforming changes to 2007 and 2006 which were reported previously as financing activities.

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. dollars)

As and for the year ended December 31, 2008

		Reserve for					Amortization
	Deferred	Losses And		Net	Net	Losses And	of Deferred	Other	Net
	Acquisition	Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expense	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$46,415	$535,888	$232,522	$653,531	$101,994	$420,645	$100,243	$41,436	$624,838
Talbot	62,153	790,199	317,207	602,987	41,520	351,509	135,017	76,145	613,486
Corporate & Eliminations	(412)	(20,784)	(10,279)	—	(3,986)	—	(309)	33,464	—

Total	$108,156	$1,305,303	$539,450	$1,256,518	$139,528	$772,154	$234,951	$151,045	$1,238,324

As and for the year ended December 31, 2007

		Reserve for					Amortization
	Deferred	Losses And		Net	Net	Losses And	of Deferred	Other	Net
	Acquisition	Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expense	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$45,860	$196,813	$259,592	$559,029	$85,981	$175,538	$70,323	$35,425	$633,256
Talbot	59,702	729,304	297,752	299,050	25,805	108,455	63,954	50,595	285,171
Corporate	—	—	—	—	538	—	—	30,934	—

Total	$105,562	$926,117	$557,344	$858,079	$112,324	$283,993	$134,277	$116,954	$918,427

As and for the year ended December 31, 2006

		Reserve for					Amortization
	Deferred	Losses And		Net	Net	Losses And	of Deferred	Other	Net
	Acquisition	Loss	Unearned	Premiums	Investment	Loss	Acquisition	Operating	Premiums
	Costs	Expense	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$28,203	$77,363	$178,824	$306,514	$57,996	$91,323	$36,072	$27,670	$477,093
Talbot	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	25	—	—	18,562	—

Total	$28,203	$77,363	$178,824	$306,514	$58,021	$91,323	$36,072	$46,232	$477,093

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
At December 31, 2008
(Expressed in thousands of U.S. dollars)

			Assumed		Percentage
		Ceded to	From Other	Net	of Amount
	Gross	Other Companies	Companies	Amount	Assumed to Net

Year ended December 31, 2008	$393,003	$124,160	$969,481	$1,238,324	78%
Year ended December 31, 2007	$192,186	$70,210	$796,451	$918,427	87%
Year ended December 31, 2006	$—	$63,696	$540,789	$477,093	113%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
(RE)INSURANCE OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars)

		Reserves			Losses and Loss Expenses			Net Paid
		For			incurred related to			Losses	Amortization
	Deferred	Losses	Reserves for	Net	Net			and	of Deferred	Net
	Acquisition	and Loss	Unearned	Earned	Investment	Current	Prior	Loss	Acquisition	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Year	Year	Expenses	Costs	Written

2008	$108,156	$1,305,303	$539,450	$1,256,518	$139,528	841,856	(69,702)	406,469	234,951	1,238,324
2007	$105,562	$926,117	$557,344	$858,079	$112,324	351,850	(67,857)	156,872	134,277	918,427
2006	$28,203	$77,363	$178,824	$306,514	$58,021	91,323	—	13,960	36,072	477,093