Form 10-Q
period 2009-03-31
VALIDUS HOLDINGS LTD
filed 2009-05-11
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 11, 2009, there were 76,143,925 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2009 (unaudited) and December 31, 2008

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2009 - $2,712,715; 2008 - $2,553,018)	$2,644,496	$2,454,501
Short-term investments, at fair value (amortized cost: 2009 - $283,806; 2008 - $379,537)	282,363	377,036
Cash and cash equivalents	535,798	449,848

Total investments and cash	3,462,657	3,281,385
Premiums receivable	600,943	408,259
Deferred acquisition costs	143,510	108,156
Prepaid reinsurance premiums	59,510	22,459
Securities lending collateral	99,727	98,954
Loss reserves recoverable	204,197	208,796
Paid losses recoverable	4,438	1,388
Net receivable for investments sold	—	490
Income taxes recoverable	1,244	1,365
Intangible assets	126,177	127,217
Goodwill	20,393	20,393
Accrued investment income	20,511	20,433
Other assets	19,491	23,185

Total assets	$4,762,798	$4,322,480

Liabilities
Reserve for losses and loss expenses	$1,318,732	$1,305,303
Unearned premiums	795,233	539,450
Reinsurance balances payable	66,180	33,042
Securities lending payable	105,369	105,688
Deferred income taxes	20,914	21,779
Net payable for investments purchased	57,434	—
Accounts payable and accrued expenses	71,650	74,184
Debentures payable	304,300	304,300

Total liabilities	2,739,812	2,383,746

Commitments and contingent liabilities
Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2009 - 75,828,922; 2008 - 75,624,697)	13,271	13,235
Additional paid-in capital	1,419,602	1,412,635
Accumulated other comprehensive (loss)	(8,054)	(7,858)
Retained earnings	598,167	520,722

Total shareholders’ equity	2,022,986	1,938,734

Total liabilities and shareholders’ equity	$4,762,798	$4,322,480

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$609,892	$521,594
Reinsurance premiums ceded	(72,512)	(84,900)

Net premiums written	537,380	436,694
Change in unearned premiums	(218,621)	(144,830)

Net premiums earned	318,759	291,864
Net investment income	26,772	36,043
Net realized (losses) gains on investments	(23,421)	7,744
Net unrealized gains (losses) on investments	22,153	(14,977)
Other income	757	935
Foreign exchange (losses) gains	(4,200)	8,179

Total revenues	340,820	$329,788

Expenses
Losses and loss expenses	131,834	140,024
Policy acquisition costs	61,449	56,701
General and administrative expenses	38,079	37,107
Share compensation expense	7,354	6,535
Finance expenses	7,723	21,517

Total expenses	246,439	261,884

Net income before taxes	94,381	67,904
Income tax benefit (expense)	526	(1,429)

Net income	$94,907	$66,475

Comprehensive income
Foreign currency translation adjustments	(196)	67

Comprehensive income	$94,711	$66,542

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	75,744,577	74,209,371
Diluted	79,102,643	78,329,727

Basic earnings per share	$1.23	$0.87

Diluted earnings per share	$1.20	$0.85

Cash dividends declared per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Common shares
Balance — Beginning of period	$13,235	$12,985
Issue of common shares	36	5

Balance — End of period	$13,271	$12,990

Additional paid-in capital
Balance — Beginning of period	$1,412,635	$1,384,604
Issue of common shares, net of expenses	(387)	164
Share compensation expense	7,354	6,535

Balance — End of period	$1,419,602	$1,391,303

Accumulated other comprehensive income (loss)
Balance — Beginning of period	$(7,858)	$(49)
Currency translation adjustments	(196)	67

Balance — End of period	$(8,054)	$18

Retaining earnings (deficit)
Balance — Beginning of period	$520,722	$537,260
Dividends	(17,462)	(17,388)
Net income	94,907	66,475

Balance — End of period	$598,167	$586,347

Total shareholders’ equity	$2,022,986	$1,990,658

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows provided by (used in) operating activities
Net income for the period	$94,907	$66,475
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expense	7,354	6,535
Net realized losses (gains) on sales of investments	23,421	(7,744)
Net unrealized (gains) losses on investments	(22,153)	14,977
Amortization of intangible assets	1,040	1,040
Foreign exchange losses (gains) on cash and cash equivalents included in net income	559	(5,701)
Amortization of premium on fixed maturities	1,702	226
Change in:
Premiums receivable	(193,076)	(170,863)
Deferred acquisition costs	(35,344)	(30,318)
Prepaid reinsurance premiums	(37,160)	(48,992)
Loss reserves recoverable	4,413	15,782
Paid losses recoverable	(3,051)	811
Income taxes recoverable	(653)	4,701
Accrued investment income	(86)	(2,226)
Other assets	3,083	85
Reserve for losses and loss expenses	15,064	51,935
Unearned premiums	255,782	193,221
Reinsurance balances payable	33,260	51,447
Deferred income taxes	93	(3,242)
Accounts payable and accrued expenses	(1,288)	(7,009)

Net cash provided by operating activities	147,867	131,140

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	873,352	573,454
Proceeds on the maturities of investments	222,402	66,540
Purchases of fixed maturities	(1,232,740)	(973,142)
Sales (purchases) of short-term investments, net	94,644	117,157
Decrease (increase) in securities lending payable	319	(28,144)

Net cash used in investing activities	(42,023)	(244,135)

Cash flows provided by (used in) financing activities
Issue of common shares, net of expenses	(351)	169
Dividends paid	(17,462)	(17,388)
(Increase) decrease in securities lending collateral	(319)	28,144

Net cash (used in) provided by financing activities	(18,132)	10,925

Effect of foreign currency rate changes on cash and cash equivalents	(1,762)	4,719

Net increase (decrease) in cash	85,950	(97,351)

Cash and cash equivalents — Beginning of period	449,848	444,698

Cash and cash equivalents — End of period	$535,798	$347,347

Taxes paid (recovered) during the period	$299	$(114)

Interest paid during the period	$6,672	$7,641

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
1. Basis of preparation and consolidation
     These unaudited consolidated financial statements include Validus Holdings, Ltd. and its wholly owned subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
     In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results for a full year. The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.
2. Recent accounting pronouncements
     In December 2007, the FASB issued Statements No. 141(R), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”) which are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 has amended FAS 141(R)’s guidance on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies.
     Significant changes arising from FAS 141 (R) and FSP FAS 141(R)-1 which will impact any future acquisitions include the determination of the purchase price and treatment of transaction expenses, restructuring charges and negative goodwill as follows;
•
Purchase Price — Under FAS 141(R), the purchase price is determined as of the acquisition date, which is the date that the acquirer obtains control. Previously, the date the business combination was announced was used as the effective date in determining the purchase price;

•
Transactions Expenses — Under FAS 141(R), all costs associated with purchase transactions must be expensed as incurred. Previously, all such costs could be capitalized and included as part of transaction purchase price, adding to the amount of goodwill recognized;

•
Restructuring Costs — Under FAS 141(R), expected restructuring costs are not recorded at the closing date, but rather after the transaction. The only costs to be included as a liability at the closing date are those for which an

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

acquirer is obligated at the time of the closing. Previously, restructuring costs that were planned to occur after the closing of the transaction were recognized and recorded at the closing date as a liability;

•
Negative Goodwill/Bargain Purchases — Under FAS 141(R), where total fair value of net assets acquired exceeds consideration paid (creating “negative goodwill”), the acquirer will record a gain as a result of the bargain purchase, to be recognized through the income statement at the close of the transaction. Previously, negative goodwill was recognized as a pro rata reduction of the assets assumed to allow the net assets acquired to equal the consideration paid; and

•	Noncontrolling Interests —Under FAS 141(R), in a partial or step acquisition where control is obtained, 100% of goodwill and identifiable net assets are recognized at fair value and the noncontrolling (sometimes called minority interest) interest is also recorded at fair value. Previously, in a partial acquisition only the controlling interest’s share of goodwill was recognized, the controlling interest’s share of identifiable net assets was recognized at fair value and the noncontrolling interest’s share of identifiable net assets was recognized at carrying value. Under FAS 160, a noncontrolling interest is now recognized in the equity section, presented separately from the controlling interest’s equity. Previously, noncontrolling interest in general was recorded in the mezzanine section.
     The adoption of FAS 141(R) and FSP FAS 141(R)-1 are not expected to have a material impact on the Company’s consolidated financial statements, but will impact any future acquisitions.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has not had a material impact on the Company’s consolidated financial statements.
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
     In January 2009, the FASB issued FASB Staff Position EITF 99-20-1 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends certain recognition aspects of other-than-temporary impairments (“OTTI”). FSP EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of FSP EITF 99-20-1 to a prior interim or annual period is prohibited. As the Company’s investment portfolio is classified as trading, the adoption of the FSP EITF 99-20-1 has not had a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Positions FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) and FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, specifically; (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased; and (2) identifying transactions that are not orderly. The primary change to the OTTI model for debt securities, as a result of FSP FAS 115-2 and FAS 124-2, is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if; (1) an entity has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. Both FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 must be adopted concurrently. The Company has not elected to early adopt these two FASB Staff Positions. The adoption of proposed FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are not expected to have a material impact on the Company’s consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of Statement 107 to interim periods for publicly traded entities. The FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity that chooses to early adopt FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company has not elected to early adopt this FASB Staff Position. As FSP FAS 107-1 and APB 28-1 only expands certain disclosures requirements, its adoption is not expected to have a material impact on the Company’s consolidated financial statements.
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
(a) Classification within the fair value hierarchy under FAS 157
     Under FAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in FAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     At March 31, 2009, the Company’s investments are allocated between levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$937,973	$—	$937,973
Non-U.S. Government and Government Agency	—	86,222	—	86,222
States, municipalities, political subdivision	—	15,618	—	15,618
Agency residential mortgage-backed securities	—	533,923	—	533,923
Non-Agency residential mortgage-backed securities	—	107,619	99,739	207,358
U.S. corporate	—	541,819	—	541,819
Non-U.S. corporate	—	113,369	—	113,369
Catastrophe bonds	—	24,636	—	24,636
Asset-backed securities	—	95,109	—	95,109
Commercial mortgage-backed securities	—	88,469	—	88,469

Total fixed maturities	—	2,544,757	99,739	2,644,496
Total short-term investments	275,775	6,588	—	282,363

Total	$275,775	$2,551,345	$99,739	$2,926,859

     At December 31, 2008, the Company’s investments are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$768,344	$—	$768,344
Non-U.S. Government and Government Agency	—	96,073	—	96,073
States, municipalities, political subdivision	—	15,516	—	15,516
Agency residential mortgage-backed securities	—	433,736	—	433,736
Non-Agency residential mortgage-backed securities	—	119,813	111,318	231,131
U.S. corporate	—	443,847	—	443,847
Non-U.S. corporate	—	125,700	—	125,700
Catastrophe bonds	—	10,872	—	10,872
Asset-backed securities	—	137,023	—	137,023
Commercial mortgage-backed securities	—	192,259	—	192,259

Total fixed maturities	—	2,343,183	111,318	2,454,501
Total short-term investments	365,357	11,679	—	377,036

Total	$365,357	$2,354,862	$111,318	$2,831,537

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     At March 31, 2009, Level 3 investments totaled $99,739, representing 3.4% of total investments measured at fair value on a recurring basis. At December 31, 2008, Level 3 investments totaled $111,318, representing 3.9% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at March 31, 2009 and December 31, 2008:

	Residential mortgage-backed securities
	Three months ended	Year ended
	March 31, 2009	December 31, 2008
Level 3 investments — Beginning of period	$111,318	$—
Net payments, purchases , sales and maturities	(822)	(59)
Realized losses	(1,284)	—
Unrealized losses	(6,870)	(14,603)
Amortization	(2,603)	(4,048)
Net transfers in	—	130,028

Level 3 investments — End of period	$99,739	$111,318

(b) Net investment income
     Net investment income is derived from the following sources:

	March 31,	March 31,
	2009	2008
Fixed maturities and short-term investments	$26,517	$31,691
Cash and cash equivalents	761	4,838
Securities lending income	339	435

Total gross investment income	27,617	36,964
Investment expenses	(845)	(921)

Net investment income	$26,772	$36,043

     The following represents an analysis of net realized (losses) gains and the change in unrealized gains (losses) of investments:

	March 31,	March 31,
	2009	2008
Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$9,453	$8,356
Gross realized losses	(32,874)	(612)

Net realized (losses) gains on investments	(23,421)	7,744
Change in unrealized gains (losses) of investments	21,061	(13,765)
Change in unrealized gains (losses) of securities lending	1,092	(1,212)

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$(1,268)	$(7,233)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     (c) Fixed maturity and short-term investments
     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at March 31, 2009 are as follows:

		Gross	Gross unrealized	Estimated fair
	Amortized Cost	unrealized gains	losses	value
U.S. Government and Government Agency	$912,457	$25,516	$—	$937,973
Non-U.S. Government and Government Agency	98,604	3,015	(15,397)	86,222
States, municipalities, political subdivision	14,864	754	—	15,618
Agency residential mortgage-backed securities	521,339	12,976	(392)	533,923
Non-Agency residential mortgage-backed securities	282,583	42,681	(117,906)	207,358
U.S. corporate	549,414	6,022	(13,617)	541,819
Non-U.S. corporate	123,325	1,920	(11,876)	113,369
Catastrophe bonds	25,011	—	(375)	24,636
Asset-backed securities	96,100	523	(1,514)	95,109
Commercial mortgage-backed securities	89,018	24	(573)	88,469

Total fixed maturities	2,712,715	93,431	(161,650)	2,644,496
Total short-term investments	283,806	28	(1,471)	282,363

Total	$2,996,521	$93,459	$(163,121)	$2,926,859

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2008 are as follows:

		Gross	Gross unrealized	Estimated fair
	Amortized Cost	unrealized gains	losses	value
U.S. Government and Government Agency	$732,155	$36,189	$—	$768,344
Non-U.S. Government and Government Agency	115,389	4,403	(23,719)	96,073
States, municipalities, political subdivision	14,954	562	—	15,516
Agency residential mortgage-backed securities	425,533	8,358	(155)	433,736
Non-Agency residential mortgage-backed securities	299,346	47,276	(115,491)	231,131
U.S. corporate	454,810	2,126	(13,089)	443,847
Non-U.S. corporate	140,807	1,696	(16,803)	125,700
Catastrophe bonds	11,012	2	(142)	10,872
Asset-backed securities	141,209	—	(4,186)	137,023
Commercial mortgage-backed securities	217,803	—	(25,544)	192,259

Total fixed maturities	2,553,018	100,612	(199,129)	2,454,501
Total short-term investments	379,537	55	(2,556)	377,036

Total	$2,932,555	$100,667	$(201,685)	$2,831,537

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2009 and December 31, 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2009		December 31, 2008
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$1,909,626	72.1%	$1,941,349	79.1%
AA	194,649	7.4%	146,923	6.0%
A	422,700	16.0%	338,966	13.8%
BBB	17,805	0.7%	12,427	0.5%

Investment grade	2,544,780	96.2%	2,439,665	99.4%
BB	31,659	1.2%	7,416	0.3%
B	44,280	1.7%	7,420	0.3%
CCC	23,777	0.9%	—	—

Non-Investment grade	99,716	3.8%	14,836	0.6%

Total	$2,644,496	100.0%	$2,454,501	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at March 31, 2009 and December 31, 2008 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$264,071	$264,589	$277,137	$279,727
Due after one year through five years	1,436,408	1,432,819	1,143,494	1,134,275
Due after five years through ten years	20,821	19,518	17,451	17,493
Due after ten years	2,375	2,711	31,045	28,858

	1,723,675	1,719,637	1,469,127	1,460,353
Asset-backed and mortgage-backed Securities	989,040	924,859	1,083,891	994,148

Total	$2,712,715	$2,644,496	$2,553,018	$2,454,501

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At March 31, 2009, approximately $272,779 (December 31, 2008: $199,186) of letters of credit were issued and outstanding under this facility for which $354,805 of investments were pledged as collateral (December 31, 2008: $258,573). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. At March 31, 2009, $100,000 (December 31, 2008: $100,000) of letters of credit were issued and outstanding under this facility for which $125,345 of investments were pledged as collateral (December 31, 2008: $144,149). In addition, $1,155,934 of investments are held in trust at March 31, 2009 (December 31, 2008: $1,100,235). Of those, $1,088,319 are held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2008: $1,032,267).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at March 31, 2009, the Company had $103,099 (December 31, 2008: $103,266) in securities on loan. During the three months ended March 31, 2009, the Company recorded a $1,092 unrealized gain on this collateral on its Statements of Operations (March 31, 2008: unrealized loss $1,212).
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 24.3 days (December 31, 2008: 26.7 days). As at March 31, 2009, the securities lending collateral reinvested by the Company in connection with its securities lending program is allocated between Levels 1, 2 and 3 as follows:

	Level 1		Level 2	Level 3	Total
Corporate	$		$29,837	$	$29,837
Asset-backed securities			14,029		14,029
Short-term investments		10,321	45,540		55,861

		$10,321	$89,406	$	$99,727

     As at December 31, 2008, the securities lending collateral reinvested by the Company in connection with its securities lending program are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$57,574	$—	$57,574
Asset-backed securities	—	18,228	—	18,228
Short-term investments	7,390	15,762	—	23,152

	$7,390	$91,564	$—	$98,954

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at March 31, 2009 and December 31, 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2009		December 31, 2008
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$64,474	64.7%	$45,137	45.7%
AA	20,128	20.2%	37,608	37.9%
A	4,684	4.7%	8,729	8.8%
NR	120	0.1%	90	0.1%

	89,406	89.7%	91,564	92.5%
NR- Cash (1)	10,321	10.3%	7,390	7.5%

Total	$99,727	100.0%	$98,954	100.0%

(1)	This amount relates to cash and is therefore not a rated security.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at March 31, 2009 and December 31, 2008 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated fair
	cost	fair value	cost	value
Due in one year or less	$57,325	$55,861	$24,390	$23,152
Due after one year through five years	48,044	43,866	81,298	75,802

Total	$105,369	$99,727	$105,688	$98,954

4. Reinsurance
     The Company enters into reinsurance and retrocession agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks, enable it to underwrite policies with higher limits, and increase its aggregate capacity. The cession of insurance and reinsurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance or retrocession agreement. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 99.5% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at March 31, 2009 were from reinsurers rated A- or better and included $65,588 of IBNR recoverable (December 31, 2008: $71,580). Reinsurance recoverables by reinsurer are as follows:

	March 31, 2009		December 31, 2008
	Reinsurance		Reinsurance
	recoverable	% of Total	recoverable	% of Total
Top 10 reinsurers	$194,753	93.4%	$198,403	94.4%
Other reinsurers balances > $1 million	9,627	4.6%	8,987	4.3%
Other reinsurers balances < $1 million	4,255	2.0%	2,794	1.3%

Total	$208,635	100.0%	$210,184	100%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		March 31, 2009
Top 10 Reinsurers	Rating	Reinsurance recoverable	% of Total
Fully collateralized reinsurers	NR	$77,937	39.9%
Hannover Re	AA-	34,078	17.5%
Lloyd’s syndicates	A+	27,561	14.2%
Munich Re	AA-	13,680	7.0%
Allianz	AA	13,100	6.7%
Swiss Re	A+	12,023	6.2%
Aspen	A	6,390	3.3%
Transatlantic Re	A+	3,460	1.8%
Platinum Underwriters	A	3,459	1.8%
Axa	AA	3,065	1.6%

		$194,753	100.0%

		December 31, 2008
Top 10 Reinsurers	Rating	Reinsurance recoverable	% of Total
Fully collateralized reinsurers	NR	$83,511	41.9%
Hannover Re	AA-	32,855	16.6%
Lloyd’s syndicates	A+	25,533	12.9%
Allianz	AA	14,988	7.6%
Swiss Re	AA-	13,207	6.7%
Munich Re	AA-	12,813	6.5%
Aspen	A	6,040	3.0%
Platinum Underwriters	A	3,270	1.6%
Transatlantic Re	A+	3,096	1.6%
Axa	AA	3,090	1.6%

		$198,403	100.0%

     At March 31, 2009 and December 31, 2008, the provision for uncollectible reinsurance relating to losses recoverable was $3,333, and $3,228, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $208,635 reinsurance recoverable at March 31, 2009, $77,937 was fully collateralized (December 31, 2008: $83,511).
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
b) Collateralized quota share retrocession treaties
     On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the three months ended March 31, 2009 and 2008, Validus Re ceded $891 and $11,731, respectively of premiums written through this agreement. The earned portion of premiums ceded for the three months ended March 31, 2009 and 2008 were $1,071 and $2,764, respectively.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
5. Share capital
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
     The following table is a summary of the common shares issued and outstanding:

	March 31,	December 31,
	2009	2008
Balance- beginning of period	75,624,697	74,199,836
Restricted share awards vested	187,146	777,953
Employee seller shares vested	17,079	515,103
Options exercised	—	112,825
Warrants exercised	—	18,980

Balance- end of period	75,828,922	75,624,697

b) Warrants
     During the three months ended March 31, 2009, no warrants were exercised.
c) Deferred Share Units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of shares units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at March 31, 2009 were 4,468 (December 31, 2008 : 4,430)
d) Dividends
     On February 12, 2009, the Company announced a quarterly cash dividend of $0.20 (2008: $0.20) per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 31, 2009 to holders of record on March 16, 2009.
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
b) LTIP options
     Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest ratably over five years from the date of grant. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants to date: risk free interest rates of 3.5% (2008: 3.53%), expected life of 7 years (2008: 7 years), expected volatility of 30.0% (2008: 30%)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
and a dividend yield of 3.20% (2008: 3.20%). Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options met the requirement as set out in the bulletin. Share expense of $1,057 was recorded for the three months ended March 31, 2009 (2008: $1,023) related to options, with a corresponding increase to additional paid-in capital. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the three months ended March 31, 2009 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	—	—	—
Options exercised		—	—
Options forfeited	(4,070)	10.30	20.39

Options outstanding, March 31, 2009	2,795,868	$7.56	$18.23

Options exercisable at March 31, 2009	1,494,872	$7.45	$17.84

     Activity with respect to options for the year ended December 31, 2008 is as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(112,825)	7.38	17.57
Options forfeited	(12,579)	8.56	18.69

Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23

Options exercisable at December 31, 2008	1,396,353	$7.46	$17.63

     At March 31, 2009, there was $8,082 (December 31, 2008: $9,139) of total unrecognized compensation expense related to the outstanding options that is expected to be recognized over a weighted-average period of 2.0 years (December 31, 2008: 2.2 years).
c) LTIP restricted shares
     Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $4,312 was recorded for the three months ended March 31, 2009 (2008: $2,942) related to the restricted shares. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the three months ended March 31, 2009 is as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		Weighted
		average grant
	Restricted shares	date fair value
Restricted shares outstanding, December 31, 2008	2,307,402	$22.73
Restricted shares granted	242,573	24.80
Restricted shares vested	(198,463)	22.19
Restricted shares forfeited	(2,169)	20.69

Restricted shares outstanding, March 31, 2009	2,349,343	$22.99

     Activity with respect to unvested restricted shares for the period ended December 31, 2008 is as follows:

		Weighted
		average grant
	Restricted shares	date fair value
Restricted shares outstanding, December 31, 2007	2,158,220	$20.44
Restricted shares granted	1,007,083	24.09
Restricted shares vested	(822,370)	18.55
Restricted shares forfeited	(35,531)	21.87

Restricted shares outstanding, December 31, 2008	2,307,402	$22.73

     At March 31, 2009, there was $38,326 (December 31, 2008: $35,915) of total unrecognized compensation expense related to the outstanding restricted shares that is expected to be recognized over a weighted-average period of 3.0 years (December 31, 2008: 3.2 years).
d) Employee Seller Shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot, the Company issued 1,209,741 restricted shares to Talbot employees (the “Employee Seller Shares”). Upon consummation of the acquisition, the Employee Seller Shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the Employee Seller Shares are subject to a restricted period during which the Employee Seller Shares are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of Employee Seller Shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the Employee Seller Shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished. Share expense of $1,969 for the three months ended March 31, 2009 (2008: $2,567). The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested Employee Seller Shares for the three months ended March 31, 2009 is as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

		Weighted
		average grant
	Employee seller shares	date fair value
Employee Seller Shares outstanding, December 31, 2008	663,375	$22.01
Employee Seller Shares granted	—	—
Employee Seller Shares vested	(17,079)	22.01
Employee Seller Shares forfeited	(2,038)	22.01

Employee Seller Shares outstanding, March 31, 2009	644,258	$22.01

     Activity with respect to unvested Employee Seller Shares for the year ended December 31, 2008 is as follows:

		Weighted
		average grant
	Employee seller shares	date fair value
Employee Seller Shares outstanding, December 31, 2007	1,209,741	$22.01
Employee Seller Shares granted	—	—
Employee Seller Shares vested	(515,103)	22.01
Employee Seller Shares forfeited	(31,263)	22.01

Employee Seller Shares outstanding, December 31, 2008	663,375	$22.01

     At March 31, 2009, there was $10,956 (December 31, 2008: $12,157) of total unrecognized compensation expense related to the outstanding Employee Seller Shares that is expected to be recognized over a weighted-average period of 2.3 years (December 31, 2008: 2.5 years).
e) Restricted Share Units
     Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share expense of $16 was recorded for the three months ended March 31, 2009 (2008: $3) related to restricted share units. The expense represents the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted share units for the three months ended March 31, 2009 is as follows:

		Weighted
	Restricted	average grant
	share units	date fair value
Restricted share units outstanding, December 31, 2008	11,853	$25.28
Restricted share units granted	4,044	25.03
Restricted share units vested	(1,569)	24.84
Restricted share units forfeited	—	—

Restricted share units outstanding, March 31, 2009	14,328	$25.25

Weighted
	Restricted	average grant
	share units	date fair value
Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	11,853	25.28
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2008	11,853	$25.28

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     At March 31, 2009, there was $293 (December 31, 2008: $227) of total unrecognized compensation expense related to the outstanding restricted share units that is expected to be recognized over a weighted-average period of 3.5 years (December 31, 2008: 4.3 years). Additional restricted share units are issued in lieu of accrued dividends from unvested restricted share units. At March 31, 2009, restricted share units issued in lieu of dividends were 457 (December 31, 2008: 368).
f) Total Share Expense
     The breakdown of share expense is as follows:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
LTIP options	$1,057	$1,023
LTIP restricted shares	4,312	2,942
LTIP restricted share units	16	3
Employee seller shares	1,969	2,567

Total share compensation expense	$7,354	$6,535

7. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at March 31, 2009 was:

	Commitment	Outstanding	(1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000		$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300		154,300
$200,000 unsecured letter of credit facility	200,000	—		—
$500,000 secured letter of credit facility	500,000	272,779		—
Talbot FAL facility	100,000	100,000		—
Talbot third party FAL facility (2)	144,015	144,015		—

Total	$1,294,015	$821,094		$304,300

     The financing structure at December 31, 2008 was:

	Commitment	Outstanding	(1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000		$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300		154,300
$200,000 unsecured letter of credit facility	200,000	—		—
$500,000 secured letter of credit facility	500,000	199,186		—
Talbot FAL facility	100,000	100,000		—
Talbot third party FAL facility (2)	144,015	144,015		—

Total	$1,294,015	$747,501		$304,300

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(1)	Indicates utilization of commitment amount, not drawn borrowings.

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

     Finance expenses for the three months ended March 31, 2009, was $7,723 (2008: $21,517). Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of funds at Lloyd’s as follows:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588
8.480% Junior Subordinated Deferrable Debentures	3,348	4,358
Credit facilities	364	351
Talbot letter of credit facilities	62	131
Talbot other interest	—	63
Talbot third party funds at Lloyd’s facility	361	13,026

Total	$7,723	$21,517

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
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures, assuming that the Company exercises its call option at the earliest opportunity, are as follows:

2009	$20,016
2010	26,688
2011	169,887
2012	160,842
2013 and thereafter	—

Total minimum future payments	$377,433

c) Credit facilities
     On March 12, 2007, the Company entered into a $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007, which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for the Company (the full $200,000 of which is available for letters of credit and/or revolving loans), and a $500,000 five-year secured letter of credit facility, as subsequently amended, which provides for letter of credit availability for Validus Re and our other subsidiaries. The credit facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
     The credit facilities contain covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $872,000, and commencing with the end of the fiscal quarter ending March 31, 2007 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). For purposes of covenant compliance (i) “net worth is calculated with investments carried at amortized cost and (ii) “consolidated total debt” does not include the Company’s junior subordinated deferrable debentures. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others.
     As of March 31, 2009 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the credit facilities.
     As of March 31, 2009, we had $272,779 in outstanding letters of credit under our five-year secured letter of credit facility (December 31, 2008: $199,186) and no amounts outstanding under our three-year unsecured facility (December 31, 2008: $nil).
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
     The Talbot FAL Facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of March 31, 2009 the Company had $100,000 in outstanding letters of credit under this facility and was in compliance with all covenants and restrictions.
d) Funds at Lloyd’s
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at March 31, 2009 supporting the 2009 underwriting year amount to $351,394 all of which is provided by the Company. A third party FAL facility comprising $144,015 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on those years for which that FAL has been contracted to support.
8. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A.  In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities.  The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization.  At March 31, 2009, 4.0% of the portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.2% of our investment portfolio, other than with respect to U.S. government and agency securities.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
b) Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at March 31, 2009 amounted to $351,394 (December 31, 2008: $351,394).
     The FAL are provided for each year of account as follows:

	2009	2008
	Underwriting year	Underwriting year
Talbot third party FAL facility	$—	$—
Talbot FAL facility	100,000	100,000
Group funds	251,394	216,483

Total FAL	$351,394	$316,483

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
c) Lloyd’s central fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s central fund. If Lloyd’s determines that the central fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2009 estimated premium income at Lloyd’s of £375,208, the March 31, 2009 exchange rate of £1 equals $1.43 and assuming the maximum 3% assessment the Company would be assessed approximately $16,096.
9. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
a)
    Merrill Lynch entities, which are now wholly-owned subsidiaries of Bank of America Corp, own 5,714,285 non-voting shares in the Company, hold warrants to purchase 1,067,187 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Merrill Lynch’s warrants are convertible to non-voting shares.

b)
    The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of Company’s investment portfolio. The Company incurred expenses of $451 during the three months ended March 31, 2009 (2008: $561), of which $749 was included in accounts payable and accrued expenses at March 31, 2009 (December 31, 2008: $584). Merrill Lynch is a shareholder of Blackrock.

c)
    The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. The Company incurred expenses of $358 during the three months ended March 31, 2009 (2008: $383), of which $302 was included in accounts payable and accrued expenses at March 31, 2009 (December 31, 2008: $641).

d)
    Vestar Capital entities, which own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares, are shareholders of PARIS RE Holdings Limited (“Paris Re”), and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $6,606 during the three months ended March 31, 2009 (2008: $7,779), of which $8,379 was included in premiums receivable at March 31, 2009 (December 31, 2008: $4,412). The earned premiums adjustment of $1,706 was recorded for the three months ended March 31, 2009 (2008: $778).

e)
     Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,886,342 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with Group Ark, the Company recognized $nil (2008: $688) of gross premiums written and $800 (2008: $1,098) of reinsurance premiums ceded during the three months ended March 31, 2009, of which $600 was included in reinsurance balances payable at March 31, 2009 (December 31, 2008: $60).

f)
    Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to indirectly facilitate the provision of Funds at Lloyd’s (“FAL”). The Company paid $13 of finance expenses to such management and staff in respect of such provision of FAL for the three months ended March 31, 2009 (2008: $397), all of which was included in accounts payable and accrued expenses at March 31, 2009 (December 31, 2008: $803). An amount of $15 was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the three months ended March 31, 2009 (2008: $3).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
10. Earnings per share
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Basic earnings (loss) per share
Net income	$94,907	$66,475
Less: Dividends and distributions declared on outstanding warrants	(1,736)	(1,739)

Net income available to common shareholders	$93,171	$64,736

Weighted average shares — basic common shares outstanding	75,744,577	74,209,371

Basic earnings per share	$1.23	$0.87

Diluted earnings (loss) per share
Net income	$94,907	$66,475

Less: Dividends and distributions declared on outstanding warrants	—	—

Net income available to common shareholders	$94,907	$66,475
Weighted average shares — basic common shares outstanding	75,744,577	74,209,371
Share equivalents:
Warrants	2,307,094	2,517,851
Stock Options	367,504	309,839
Unvested restricted shares	683,468	1,292,666

Weighted average shares — diluted	79,102,643	78,329,727

Diluted earnings per share	$1.20	$0.85

     Share equivalents that would result in the issuance of common shares of 160,925 and 59,548 were outstanding for the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
11. Subsequent Event
     On March 31, 2009, Validus publicly announced that it had delivered an offer to IPC (the “Validus Amalgamation Offer”) to acquire each outstanding IPC Share in exchange for 1.2037 Validus voting common shares, par value $0.175 per share (the “Validus Shares”). IPC announced on April 7, 2009 that its board of directors (“IPC’s Board”) determined that the Validus Amalgamation Offer does not constitute a “superior proposal” under the terms of the Max Amalgamation Agreement (as defined below) and reaffirmed its support of the proposed amalgamation with Max Capital Group Ltd. (“Max”). As of March 31, 2009 (based upon closing market prices as of March 30, 2009), the Validus Amalgamation Offer had a value of $29.98 per IPC Share, or approximately $1.68 billion in the aggregate, which represented an 18% premium to the trading value of the IPC Shares as of the market close on the day prior to the announcement, and a 24% premium over $24.26, which was the average closing price of the IPC Shares between March 2, 2009, the day IPC and Max announced the proposed Max amalgamation, and March 30, 2009, the last trading day before we announced the Validus Amalgamation Offer. The premium represented by the Validus Amalgamation Offer may be larger or smaller depending on the market price of each of the IPC Shares and the Validus Shares at the effective time of the amalgamation and will fluctuate between now and then depending on the market prices upon consummation. To date, the Company has not withdrawn its offer, but reserves the right to do so.

     The Company continues to be fully committed to its offer, and is soliciting proxies from IPC shareholders against the proposed Max amalgamation and to take other actions it deems necessary to lead to a consummation of the acquisition of all of the outstanding shares of IPC, by amalgamation or otherwise. The Company is soliciting proxies from holders of the Company’s shares at the Company’s special meeting in order to be able to issue the shares to IPC shareholders. The share issuance will become effective only if it is approved by the Company’s shareholders and the IPC shares are exchanged for the Company’s shares, pursuant to the Amalgamation Agreement or otherwise but based on the exchange ratio set forth in the Amalgamation Agreement. The affirmative vote of a majority of the votes cast at the

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
Company’s special meeting at which a quorum is present in accordance with the Company’s bye-laws is required to approve each matter to be acted on at the Company’s special meeting, including the adjournment proposal.
     Unaudited condensed consolidated pro forma financial information intended to provide information about how the acquisition of IPC might have affected the historical financial statements of the Company if it had been consummated at an earlier time can be found in the Company’s Preliminary Proxy Statement on Schedule 14A originally filed with the SEC on April 16, 2009. Assuming the closing of the acquisition of all of the outstanding shares of IPC, by amalgamation or otherwise, based on the Company’s and IPC’s capitalization as of December 31, 2008 and the exchange ratio of 1.2037, the Company would issue approximately 67,338,947 of the Company’s shares in connection with the acquisition in exchange for IPC’s outstanding common shares, resulting in IPC shareholders owning approximately 43% of the issued and outstanding shares of the Company on a fully diluted basis.
     On April 28, 2009, the Company filed legal proceedings in the Supreme Court of Bermuda against IPC, IPC Limited and Max that challenge the $50 million termination fee and “no-talk” provision contained in the IPC’s Amalgamation Agreement with Max (the “Max Amalgamation Agreement”). The Company is seeking among other things an injunction to restrain payment of the termination fee and to restrain operation of the “no-talk” provision on the bases that (1) because of its excessive size, the termination fee amounts to an unlawful penalty under Bermuda law and is accordingly unenforceable, and (2) entry into the Max Amalgamation Agreement, in circumstances where the agreement contained the termination fee and “no-talk” provision, constituted a breach of the directors’ fiduciary and other duties.
     On April 30, 2009, the Company announced a three-part plan to acquire IPC. The three-part plan, involves (1) soliciting IPC shareholders to vote “AGAINST” the proposed Max amalgamation, (2) commencing an Exchange Offer for all IPC common shares and (3) pursuing a Scheme of Arrangement under Bermuda law.
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
     The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate and
			other
			reconciling
Quarter ended March 31, 2009	Validus Re	Talbot	items	Total
Gross premiums written	$410,126	$227,920	$(28,154)	$609,892
Reinsurance premiums ceded	(13,289)	(87,377)	28,154	(72,512)

Net premiums written	396,837	140,543	—	537,380
Change in unearned premiums	(222,390)	3,769	—	(218,621)

Net premiums earned	174,447	144,312	—	318,759
Losses and loss expenses	55,462	76,372	—	131,834
Policy acquisition costs	28,577	33,157	(285)	61,449
General and administrative expenses	13,792	20,214	4,073	38,079
Share compensation expense	1,672	2,335	3,347	7,354

Underwriting income (loss)	$74,944	$12,234	$(7,135)	$80,043

Net investment income	20,786	7,494	(1,508)	26,772
Net realized (losses) gains on investments	(17,539)	(5,882)	—	(23,421)
Net unrealized gains (losses) on investments	19,007	3,146	—	22,153
Foreign exchange (losses)	(3,207)	(993)	—	(4,200)
Other income	285	757	(285)	757
Finance expenses	(363)	(423)	(6,937)	(7,723)

Net income (loss) before taxes	93,913	16,333	(15,865)	94,381

Income tax (expense) benefit	(38)	564	—	526

Net income (loss)	$93,875	$16,897	$(15,865)	$94,907

Loss and loss expense ratio (1)	31.8%	52.9%		41.4%
Policy acquisition cost ratio(1)	16.4%	23.0%		19.3%
General and administrative expense ratio(1)	8.9%	15.6%		14.3%

Expense ratio	25.3%	38.6%		33.6%

Combined ratio(1)	57.1%	91.5%		75.0%

Total assets	$2,876,396	$1,879,569	$6,833	$4,762,798

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expense.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)

			Corporate
			and other
			reconciling
Quarter ended March 31, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$331,048	$201,794	$(11,248)	$521,594
Reinsurance premiums ceded	(23,743)	(72,405)	11,248	(84,900)

Net premiums written	307,305	129,389	—	436,694
Change in unearned premiums	(163,651)	18,821	—	(144,830)

Net premiums earned	143,654	148,210	—	291,864
Losses and loss expenses	58,915	81,109	—	140,024
Policy acquisition costs	20,403	36,298	—	56,701
General and administrative expenses	9,379	20,923	6,805	37,107
Share expenses	1,226	976	4,333	6,535

Underwriting income (loss)	$53,731	$8,904	$(11,138)	$51,497

Net investment income	25,027	10,982	34	36,043
Net realized gains (losses) on investments	2,077	5,667	—	7,744
Net unrealized (losses) gains on investments	(18,612)	3,635	—	(14,977)
Foreign exchange gains	7,675	504	—	8,179
Other income	—	935	—	935
Finance expenses	(354)	(13,220)	(7,943)	(21,517)

Net income (loss) before taxes	69,544	17,407	(19,047)	67,904

Income tax expense	(28)	(1,401)	—	(1,429)

Net income (loss)	$69,516	$16,006	$(19,047)	$66,475

Loss and loss expense ratio (1)	41.0%	54.7%		48.0%
Policy acquisition cost ratio(1)	14.2%	24.5%		19.4%
General and administrative expense ratio(1)	7.4%	14.8%		15.0%

Expense ratio	21.6%	39.3%		34.4%

Combined ratio(1)	62.6%	94.0%		82.4%

Total assets	$2,729,481	$1,799,552	$6,605	$4,535,638

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share amounts)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three months ended March 31, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$156,884	$22,413	$(4,828)	$174,469	28.6%

Worldwide excluding United States (1)	27,769	59,610	(7,689)	79,690	13.0%
Europe	41,232	20,313	(2,662)	58,883	9.7%
Latin America and Caribbean	12,219	16,950	(8,262)	20,907	3.4%
Japan	1,207	451	—	1,658	0.3%
Canada	540	4,159	(540)	4,159	0.7%

Sub-total, non United States	82,967	101,483	(19,153)	165,297	27.1%

Worldwide including United States (1)	34,694	14,601	(1,894)	47,401	7.8%
Marine and Aerospace (2)	135,581	89,423	(2,279)	222,725	36.5%

Total	$410,126	$227,920	$(28,154)	$609,892	100.0%

	Three months ended March 31, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$127,852	$18,733	$—	$146,585	28.2%

Worldwide excluding United States (1)	25,879	58,297	—	84,176	16.2%
Europe	34,343	15,666	—	50,009	9.6%
Latin America and Caribbean	4,371	5,800	—	10,171	1.9%
Japan	354	562	—	916	0.2%
Canada	—	2,621	—	2,621	0.5%

Sub-total, non United States	64,947	82,946	—	147,893	28.4%

Worldwide including United States (1)	35,280	16,046	(9,774)	41,552	8.0%
Marine and Aerospace (2)	102,969	84,069	(1,474)	185,564	35.4%

Total	$331,048	$201,794	$(11,248)	$521,594	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2009 and 2008 and the Company’s consolidated financial condition and liquidity and capital resources at March 31, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The Company was formed on October 19, 2005 and completed the acquisition of Talbot Holdings Ltd. (“Talbot”) on July 2, 2007. For a variety of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Executive Overview
     The Company underwrites from two distinct global operating subsidiaries, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating subsidiary, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) which writes short-tail insurance products on a worldwide basis, and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yachts, marinas and fine art business on behalf of the Talbot syndicate and others.
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
     On March 31, 2009, Validus publicly announced that it had delivered an offer to IPC (the “Validus Amalgamation Offer”) to acquire each outstanding IPC Share in exchange for 1.2037 Validus voting common shares, par value $0.175 per share (the “Validus Shares”). IPC announced on April 7, 2009 that its board of directors (“IPC’s Board”) determined that the Validus Amalgamation Offer does not constitute a “superior proposal” under the terms of the Max Amalgamation Agreement (as defined below) and reaffirmed its support of the proposed amalgamation with Max Capital Group Ltd. (“Max“). As of March 31, 2009 (based upon closing market prices as of March 30, 2009), the Validus Amalgamation Offer had a value of $29.98 per IPC Share, or approximately $1.68 billion in the aggregate, which represented an 18% premium to the trading value of the IPC Shares as of the market close on the day prior to the announcement, and a 24% premium over $24.26, which was the average closing price of the IPC Shares between March 2, 2009, the day IPC and Max announced the proposed Max amalgamation, and March 30, 2009, the last trading day before we announced the Validus Amalgamation Offer. The premium represented by the Validus Amalgamation Offer may be larger or smaller depending on the market price of each of the IPC Shares and the Validus Shares at the effective time of the amalgamation and will fluctuate between now and then depending on the market prices upon consummation. To date, the Company has not withdrawn its offer, but reserves the right to do so.
     The Company continues to be fully committed to its offer, and is soliciting proxies from IPC shareholders against the proposed Max amalgamation and to take other actions it deems necessary to lead to a consummation of the acquisition of all of the outstanding shares of IPC, by amalgamation or otherwise. The Company is soliciting proxies from holders of the Company’s shares at the Company’s special meeting in order to be able to issue the shares to IPC shareholders. The share issuance will become effective only if it is approved by the Company’s shareholders and the IPC shares are exchanged for the Company’s shares, pursuant to the Amalgamation Agreement or otherwise but based on the exchange ratio set forth in the Amalgamation Agreement. The affirmative vote of a majority of the votes cast at the Company’s special meeting at which a quorum is present in accordance with the Company’s bye-laws is required to approve each matter to be acted on at the Company’s special meeting, including the adjournment proposal.
     Assuming the closing of the acquisition of all of the outstanding shares of IPC, by amalgamation or otherwise, based on the Company’s and IPC’s capitalization as of December 31, 2008 and the exchange ratio of 1.2037, the Company would issue approximately 67,338,947 of the Company’s shares in connection with the acquisition in exchange for IPC’s outstanding common shares, resulting in IPC shareholders owning approximately 43% of the issued and outstanding shares of the Company on a fully diluted basis.
     On April 28, 2009, the Company filed legal proceedings in the Supreme Court of Bermuda against IPC, IPC Limited and Max that challenge the $50 million termination fee and “no-talk” provision contained in the Max Amalgamation Agreement. The Company is seeking among other things an injunction to restrain payment of the termination fee and to restrain operation of the “no-talk” provision on the bases that (1) because of its excessive size, the termination fee amounts to an unlawful penalty under Bermuda law and is accordingly unenforceable, and (2) entry into the Max Amalgamation Agreement, in circumstances where the agreement contained the termination fee and “no-talk” provision, constituted a breach of the directors’ fiduciary and other duties.
     On April 30, 2009, the Company announced a three-part plan to acquire IPC. The three-part plan, involves (1) soliciting IPC shareholders to vote “AGAINST” the proposed Max amalgamation, (2) commencing an Exchange Offer for all IPC common shares and (3) pursuing a Scheme of Arrangement under Bermuda law.
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
     In the wake of these events, the January 2009 renewal season saw decreased competition and increased premium rates due to relatively scarce capital and increased demand. Validus Re gross premiums written at January 1, 2009 grew by 26.0% from the prior year and for the three month period ended March 31, 2009 Validus Re gross premiums written grew by 23.9% from the comparable period in the prior year. This increase was largely due to rate increases coupled with modest exposure growth. The Company expects to see rates continue to increase over the balance of 2009.
Financial Measures
     The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:
     Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders’ equity during the period. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow premiums written only when returns meet or exceed internal requirements. Details of annualized return on average equity are provided below.

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2009	2008	2008
Annualized return on average equity	19.2%	13.5%	2.7%
     The increase in annualized return on average equity were driven primarily by increased net income for the three months ended March 31, 2009 of $28.4, million or 42.8% compared to the three months ended March 31, 2008.
     Annualized operating return on average equity is calculated by dividing the operating income for the period by the average shareholders’ equity during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $0.87, or 3.7%, from $23.78 at December 31, 2008 to $24.65 at March 31, 2009. The increase was substantially due to earnings generated in the first three months of 2009, partially offset by the $0.20 per share and share equivalent dividend paid in the quarter. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.20 per common share in the first quarter of 2009. On May 4, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 30, 2009 to holders of record on June 15, 2009.
     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended March 31, 2009 and 2008 was $80.0 million and $51.5 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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
     Critical accounting policies and estimates are discussed further in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Segment Reporting
     Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot.
Results of Operations
     Validus Re commenced operations on December 16, 2005. The Company acquired Talbot on July 2, 2007. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.

     The following table presents results of operations for the three ended March 31, 2009 and 2008:

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
Gross premiums written	$609,892	$521,594
Reinsurance premiums ceded	(72,512)	(84,900)

Net premiums written	537,380	436,694
Change in unearned premiums	(218,621)	(144,830)

Net premiums earned	318,759	291,864

Losses and loss expenses	131,834	140,024
Policy acquisition costs	61,449	56,701
General and administrative expenses	38,079	37,107
Share compensation expense	7,354	6,535

Total underwriting expenses	238,716	240,367

Underwriting income (1)	80,043	51,497
Net investment income	26,772	36,043
Other income	757	935
Finance expenses	(7,723)	(21,517)

Operating income before taxes (1)	99,849	66,958

Taxes	526	(1,429)

Operating income after tax (1)	100,375	65,529

Net realized (losses) gains on investments	(23,421)	7,744
Net unrealized gains (losses) on investments	22,153	(14,977)
Foreign exchange (losses) gains	(4,200)	8,179

Net income after taxes	$94,907	$66,475

Comprehensive income
Foreign currency translation adjustments	(196)	67

Comprehensive income	$94,711	$66,542

Selected ratios
Net premiums written/ Gross premiums written	88.1%	83.7%
Losses and loss expenses ratio	41.4%	48.0%
Policy acquisition cost ratio	19.3%	19.4%
General and administrative expense ratio	14.3%	15.0%

Expense ratio	33.6%	34.4%

Combined ratio	75.0%	82.4%

(1)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
VALIDUS RE
Gross premiums written	$410,126	$331,048
Reinsurance premiums ceded	(13,289)	(23,743)

Net premiums written	396,837	307,305
Change in unearned premiums	(222,390)	(163,651)

Net premiums earned	174,447	143,654

Losses and loss expenses	55,462	58,915
Policy acquisition costs	28,577	20,403
General and administrative expenses	13,792	9,379
Share compensation expense	1,672	1,226

Total underwriting expenses	99,503	89,923

Underwriting income (1)	74,944	53,731

TALBOT
Gross premiums written	$227,920	$201,794
Reinsurance premiums ceded	(87,377)	(72,405)

Net premiums written	140,543	129,389
Change in unearned premiums	3,769	18,821

Net premiums earned	144,312	148,210

Losses and loss expenses	76,372	81,109
Policy acquisition costs	33,157	36,298
General and administrative expenses	20,214	20,923
Share compensation expense	2,335	976

Total underwriting expenses	132,078	139,306

Underwriting income (1)	12,234	8,904

CORPORATE & ELIMINATIONS
Gross premiums written	$(28,154)	$(11,248)
Reinsurance premiums ceded	28,154	11,248

Net premiums written	—	—
Policy acquisition costs	(285)	—
General and administrative expenses	4,073	6,805
Share compensation	3,347	4,333

Total underwriting expenses	7,135	11,138

Underwriting (loss) income (1)	(7,135)	(11,138)

Total underwriting income (1)	$80,043	$51,497

(1)
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

Three months ended March 31, 2009 compared to three months ended March 31, 2008
     Net income for the three months ended March 31, 2009 was $94.9 million compared to net income of $66.5 million for the three months ended March 31, 2008, an increase of $28.4 million or 42.8%. The primary factors driving the increase in net income were:
•
Increase in underwriting income of $28.5 million due primarily to increased net premiums earned of $26.9 million and a 7.4 percentage point reduction in the combined ratio, from 82.4% for the three months ended March 31, 2008 to 75.0% for the three months ended March 31, 2009. Increased net premiums earned were due primarily to increased gross premiums written of $88.3 million as a result of rate increases coupled with modest exposure growth. The reduced combined ratio was due to relatively fewer notable losses during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008;

•	Decrease in net realized and unrealized gains (losses) on investments of $6.0 million; and

•	Reduced finance expenses of $13.8 million due to reduced FAL costs.
The items above were partially offset by the following factors:
•
Decrease in foreign exchange gains of $12.4 million due to a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency which resulted in a foreign exchange (loss) for the quarter of $4.2 million as compared to a foreign exchange gain of $8.2 million during the three months ended March 31, 2008; and

•	Decrease in net investment income of $9.3 million due to increased balances of cash and cash equivalents and lower returns on cash and fixed income investments.
         The change in net income for the three months ended March 31, 2009 of $28.4 million is described in the following table:

	Three months ended March 31, 2009
	Increase (decrease) over the three months ended March 31, 2008
			Corporate
			and other
			reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Underwriting (loss) income	$21,213	$3,330	$4,003	$28,546
Net investment income	(4,241)	(3,488)	(1,542)	(9,271)
Other income	285	(178)	(285)	(178)
Finance expenses	(9)	12,797	1,006	13,794

	17,248	12,461	3,182	32,891

Taxes	(10)	1,965	—	1,955

	17,238	14,426	3,182	34,846

Net realized (losses) gains on investments	(19,616)	(11,549)	—	(31,165)
Net unrealized gains (losses) on investments	37,619	(489)	—	37,130
Foreign exchange (losses) gains	(10,882)	(1,497)	—	(12,379)

Net income	$24,359	$891	$3,182	$28,432

Gross Premiums Written
     Gross premiums written for the three months ended March 31, 2009 were $609.9 million compared to $521.6 million for the three months ended March 31, 2008, an increase of $88.3 million or 16.9%. The increase in gross premiums written was driven primarily by the property and marine lines which increased by $55.6 million and $37.3 million, respectively.

     Details of gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change

Property	$292,989	48.0%	$237,382	45.5%	23.4%
Marine	206,100	33.8%	168,809	32.4%	22.1%
Specialty	110,803	18.2%	115,403	22.1%	(4.0)%

Total	$609,892	100.0%	$521,594	100.0%	16.9%

Validus Re. Validus Re gross premiums written for the three months ended March 31, 2009 were $410.1 million compared to $331.1 million for the three months ended March 31, 2008, an increase of $79.1 million or 23.9%. Details of Validus Re gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change

Property	$245,371	59.9%	$203,110	61.4%	20.8%
Marine	121,548	29.6%	84,040	25.4%	44.6%
Specialty	43,207	10.5%	43,898	13.2%	(1.6)%

Total	$410,126	100.0%	$331,048	100.0%	23.9%

     The increase in Validus Re gross premiums written was driven by increases in the property and marine lines of $42.3 million and $37.5 million, respectively. The increase in the property line was due primarily to gross premiums written on various new contracts where favorable changes in risk adjusted pricing met Validus Re’s thresholds and rate increases on existing business. The increase in the marine line was due primarily to additional gross premiums written on proportional contracts where underlying insurance coverage terms have become more favorable. The gross and net amount of reinsurance limits exposed in the Gulf of Mexico have been reduced in 2009 despite the increased gross premiums written, due to more restrictive coverage terms and, in the case of gross limits, the non-renewal of the Company’s collateralized quota share facility. The property and marine lines also benefited from $7.0 million and $6.4 million, respectively, of increased gross premiums written as a result of Talbot quota share and surplus treaty contracts.
Talbot. Talbot gross premiums written for the three months ended March 31, 2009 were $227.9 million compared to $201.8 million for the three months ended March 31, 2008, an increase of $26.1 million or 12.9%. The $227.9 million of gross premiums written translated at first quarter 2008 rates of exchange would have been $252.6 million during the three months ended March 31, 2009, an increase of $50.8 million or 25.2%. Details of gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change

Property	$60,726	26.7%	$40,367	20.0%	50.4%
Marine	92,410	40.5%	86,243	42.7%	7.2%
Specialty	74,784	32.8%	75,184	37.3%	(0.5)%

Total	$227,920	100.0%	$201,794	100.0%	12.9%

     The increase in the property line was due primarily to $9.3 million of gross premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting the Latin American and Caribbean markets, that commenced operations during the three months ended June 30, 2008 and $9.0 million of gross premiums written by Validus Underwriting Risk Services Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting global technical lines, that commenced operations during the three months ended March 31, 2009.
     The increase in the marine line was due primarily to an additional $13.1 million of marine treaty gross premiums written, partially offset by reductions on the hull and yacht lines.

Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended March 31, 2009 were $72.5 million compared to $84.9 million for the three months ended March 31, 2008, a decrease of $12.4 million or 14.6%. The decrease is primarily due to an $8.4 million decrease on Validus Re’s marine retrocession as described below.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$23,416	32.3%	$17,857	21.0%	31.1%
Marine	18,960	26.1%	27,419	32.3%	(30.9)%
Specialty	30,136	41.6%	39,624	46.7%	(23.9)%

Total	$72,512	100.0%	$84,900	100.0%	(14.6)%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended March 31, 2009 were $13.3 million compared to $23.7 million for the three months ended March 31, 2008, a decrease of $10.5 million or 44.0%.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$3,319	25.0%	$6,363	26.8%	(47.8)%
Marine	8,558	64.4%	16,977	71.5%	(49.6)%
Specialty	1,412	10.6%	403	1.7%	250.4%

Total	$13,289	100.0%	$23,743	100.0%	(44.0)%

     The decrease in the marine line was due primarily to the nonrenewal of a collateralized quota share retrocession treaty to which Validus Re ceded $8.4 million during the three months ended March 31, 2008.
Talbot. Talbot reinsurance premiums ceded for the three months ended March 31, 2009 were $87.4 million compared to $72.4 million for the three months ended March 31, 2008, an increase of $15.0 million. The increase is primarily due to increased reinsurance premiums ceded under the quota share and surplus treaty contracts with Validus Re.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$33,205	38.0%	$17,589	24.3%	88.8%
Marine	18,260	20.9%	11,916	16.4%	53.2%
Specialty	35,912	41.1%	42,900	59.3%	(16.3)%

Total	$87,377	100.0%	$72,405	100.0%	20.7%

     Reinsurance premiums ceded under the quota share and surplus treaty contracts with Validus Re within the property and marine lines increased by $7.0 million and $6.4 million, respectively, as compared to the three months ended March 31, 2008. The quota share and surplus treaty contracts with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the three months ended March 31, 2009 were $537.4 million compared to $436.7 million for the three months ended March 31, 2008, an increase of $100.7 million or 23.1%. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2009 and 2008 were 88.1% and 83.7%, respectively. Details of net premiums written by line of business are provided below.

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$269,573	50.2%	$219,525	50.2%	22.8%
Marine	187,140	34.8%	141,390	32.4%	32.4%
Specialty	80,667	15.0%	75,779	17.4%	6.5%

Total	$537,380	100.0%	$436,694	100.0%	23.1%

     Premium rates in most lines have increased during the three months ended March 31, 2009 as compared to the same period in 2008. As a result of the Company’s strategy to grow premiums written only when returns meet or exceed internal requirements, net premiums written have increased compared with the three month period ended March 31, 2008.
Validus Re. Validus Re net premiums written for the three months ended March 31, 2009 were $396.8 million compared to $307.3 million for the three months ended March 31, 2008, an increase of $89.5 million or 29.1%. Details of net premiums written by line of business are provided below.

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$242,052	61.0%	$196,747	64.0%	23.0%
Marine	112,990	28.5%	67,063	21.8%	68.5%
Specialty	41,795	10.5%	43,495	14.2%	(3.9)%

Total	$396,837	100.0%	$307,305	100.0%	29.1%

     The increase in Validus Re net premiums written was driven by increases in the property and marine lines of $45.3 million and $45.9 million, respectively. The increases were a result of increased gross premiums written in the property and marine lines and decreased reinsurance premium ceded in the marine line, as discussed above.
     The ratios of net premiums written to gross premiums written were 96.8% and 92.8% for the three month periods ended March 31, 2009 and 2008, respectively. This increase was attributable to the decreased Validus Re marine retrocessional coverage, as discussed above.
Talbot. Talbot net premiums written for the three months ended March 31, 2009 were $140.5 million compared to $129.4 million for the three months ended March 31, 2008, an increase of $11.2 million or 8.6%. Details of net premiums written by line of business are provided below:

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$27,521	19.6%	$22,778	17.6%	20.8%
Marine	74,150	52.7%	74,327	57.4%	(0.2)%
Specialty	38,872	27.7%	32,284	25.0%	20.4%

Total	$140,543	100.0%	$129,389	100.0%	8.6%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three month periods ended March 31, 2009 and 2008 were 61.7% and 64.1%, respectively. This decrease was due primarily to the increased reinsurance ceded to the Validus Re segment on the property and marine lines.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended March 31, 2009 was $218.6 million compared to $144.8 million for the three months ended March 31, 2008, an increase of $73.8 million or 51.0%.

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2009	March 31, 2008	% Change
Change in gross unearned premium	$(274,022)	$(202,885)	35.1%
Change in prepaid reinsurance premium	55,401	58,055	(4.8)%

Net change in unearned premium	$(218,621)	$(144,830)	51.0%

Validus Re. Validus Re’s change in unearned premiums for the three months ended March 31, 2009 was $222.4 million compared to $163.7 million for the three months ended March 31, 2008, an increase of $58.7 million or 35.9%. Validus Re’s change in prepaid reinsurance premiums was insignificant.
Talbot. The Talbot change in unearned premiums for the three months ended March 31, 2009 was $3.8 million compared to $18.8 million for the three months ended March 31, 2008, a decrease of $15.1 million, or 80.0%.

	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2009	March 31, 2008	% Change
Change in gross unearned premium	$(51,713)	$(30,391)	70.2%
Change in prepaid reinsurance premium	55,482	49,212	12.7%

Net change in unearned premium	$3,769	$18,821	(80.0)%

     The difference in gross unearned premiums arises from the increase in gross premiums written for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. In respect of prepaid reinsurance premiums, the increase is due to an increased quota share portion, which earns over a longer period.
Net Premiums Earned
     Net premiums earned for the three months ended March 31, 2009 were $318.8 million compared to $291.9 million for the three months ended March 31, 2008, an increase of $26.9 million or 9.2%. The increase in net premiums earned was driven by increased premiums earned at Validus Re of $30.8 million.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$157,614	49.4%	$138,195	47.4%	14.1%
Marine	88,300	27.7%	85,010	29.1%	3.9%
Specialty	72,845	22.9%	68,659	23.5%	6.1%

Total	$318,759	100.0%	$291,864	100.0%	9.2%

Validus Re. Validus Re net premiums earned for the three months ended March 31, 2009 were $174.4 million compared to $143.7 million for the three months ended March 31, 2008, an increase of $30.8 million or 21.4%.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$129,962	74.5%	$107,804	75.0%	20.6%
Marine	25,403	14.6%	18,725	13.0%	35.7%
Specialty	19,082	10.9%	17,125	12.0%	11.4%

Total	$174,447	100.0%	$143,654	100.0%	21.4%

     The increase in net premiums earned is due primarily to increased gross premiums written of $79.1 million, or 23.9%, from $331.1 million for the three months ended March 31, 2008 to $410.1 million for the three months ended March 31, 2009. Contracts written on a risks-attaching basis are generally earned over 24 months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a 12 month basis.
Talbot. Talbot net premiums earned for the three months ended March 31, 2009 were $144.3 million compared to $148.2 million for the three months ended March 31, 2008, a decrease of $3.9 million or 2.6%.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$27,652	19.1%	$30,391	20.5%	(9.0)%
Marine	62,897	43.6%	66,285	44.7%	(5.1)%
Specialty	53,763	37.3%	51,534	34.8%	4.3%

Total	$144,312	100.0%	$148,210	100.0%	(2.6)%

     Gross earned premiums for the three months ended March 31, 2009 increased by $4.8 million as compared to the three months ended March 31, 2008. The increase in gross earned premiums was proportionately lower than the increase in gross written premiums due to the premium earning patterns. Ceded earned premiums for the three months ended March 31, 2009 increased by $8.7 million as compared to the three months ended March 31, 2008 due to an increase in ceded reinsurance premiums being earned over an extended period.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended March 31, 2009 were $131.8 million compared to $140.0 million for the three months ended March 31, 2008, a decrease of $8.2 million or 5.8%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended March 31, 2009 and 2008 were 41.4% and 48.0%, respectively. Details of loss ratios by line of business are provided below.

	Three months ended	Three months ended	Percentage point
	March 31, 2009	March 31, 2008	change
Property	22.0%	42.2%	(20.2)%
Marine	73.1%	66.7%	6.4%
Specialty	44.8%	36.5%	8.3%

All lines	41.4%	48.0%	(6.6)%

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2009:

	Three months ended March 31, 2009
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$535,888	$790,199	$(20,784)	$1,305,303
Losses recoverable at period beginning	84,523	145,057	(20,784)	208,796

Net reserves at period beginning	451,365	645,142	-	1,096,507

Incurred losses - current year	57,324	82,589	-	139,913
Incurred losses - change in prior accident years	(1,862)	(6,217)	-	(8,079)

Incurred losses	55,462	76,372	-	131,834

Paid losses	(57,550)	(54,321)	-	(111,871)
Foreign exchange	(489)	(1,446)	-	(1,935)

Net reserves at period end	448,788	665,747	-	1,114,535
Losses recoverable at period end	78,687	144,396	(18,886)	204,197

Gross reserves at period end	$527,475	$810,143	$(18,886)	$1,318,732

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $8.1 million. The $6.2 million favorable loss reserve development in the Talbot segment relates primarily to the property lines. Favorable loss reserve development benefitted the Company’s loss ratio by 2.5 percentage points for the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company incurred $6.9 million and $6.6 million of loss expense attributable to windstorm Klaus and Australian wildfires, respectively, which represent 2.2 and 2.1 percentage points of the loss ratio, respectively. Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $41.5 million and $15.1 million of loss expenses attributable to separately identified losses, which represent 14.2 and 5.2 percentage points of the loss ratio, respectively.
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
     At March 31, 2009 and 2008, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended March 31, 2009.

	At March 31, 2009
			Total gross
			reserve for losses
(Dollars in thousands)	Gross case reserves	Gross IBNR	and loss expenses
Property	$279,096	$173,844	$452,940
Marine	381,052	229,971	611,023
Specialty	83,680	171,089	254,769

Total	$743,828	$574,904	$1,318,732

	At March 31, 2009
			Total net reserve
			for losses and
(Dollars in thousands)	Net case reserves	Net IBNR	loss expenses
Property	$275,250	$160,030	$435,280
Marine	251,555	205,097	456,652
Specialty	73,079	149,524	222,603

Total	$599,884	$514,651	$1,114,535

Validus Re. Validus Re losses and loss expenses for the three months ended March 31, 2009 were $55.5 million compared to $58.9 million for the three months ended March 31, 2008, a decrease of $3.5 million or 5.9%. Validus Re paid losses for the three months ended March 31, 2009 were $57.5 million compared to $12.8 million for the three months ended March 31, 2008, an increase of $44.7 million or 348.5% primarily as a result of losses paid on Hurricane Ike. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 31.8% and 41.0% for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, Validus Re incurred $6.9 million and $6.6 million of loss expense attributable to windstorm Klaus and Australian wildfires, respectively, which represent 3.9 and 3.8 percentage points of the loss ratio, respectively. Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million and $2.7 million of loss expenses attributable to separately identified losses, which represent 21.0 and 1.9 percentage points of the loss ratio, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Three months ended March 31,
	2009	2008	Percentage point change
Property - current year	24.3%	43.6%	(19.3)
Property - change in prior accident years	(3.8)%	(3.9)%	0.1

Property - loss ratio	20.5%	39.7%	(19.2)

Marine - current year	79.7%	50.9%	28.8
Marine - change in prior accident years	19.4%	(6.2)%	25.6

Marine - loss ratio	99.1%	44.7%	54.4

Specialty - current year	28.6%	42.8%	(14.2)
Specialty - change in prior accident years	(9.5)%	2.7%	(12.2)

Specialty – loss ratio	19.1%	45.5%	(26.4)

All lines - current year	32.9%	44.4%	(11.5)
All lines - change in prior accident years	(1.1)%	(3.4)%	2.3

All lines - loss ratio	31.8%	41.0%	(9.2)

NM:	Not Meaningful
     During the three months ended March 31, 2009, Validus Re’s property lines incurred $6.9 million, or 5.3 percentage points of the property lines loss ratio, attributable to windstorm Klaus and $6.6 million of loss expense, or 5.1 percentage points of the property lines loss ratio, attributable to Australian wildfires. During the three months ended March 31, 2009, the property lines include $31.6 million related to current year losses and $5.0 million of favorable development relating to prior accident years. This favorable development is primarily attributable to the reclassification of losses from onshore energy exposures during the 2007 California wildfires to the marine line. Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million of loss expenses attributable to separately identified losses, which represents 28.0 percentage points of the loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the three months ended March 31, 2009 and 2008 were 13.9% and 15.6%, respectively.
     During the three months ended March 31, 2009, the marine lines include $20.2 million related to current year losses and $4.9 million of adverse development relating to prior accident years due primarily to the reclassification of losses from onshore energy exposures during the 2007 California wildfires from the property line. Validus Re marine line loss ratios, excluding prior year development, for the three months ended March 31, 2009 and 2008 were 79.7% and 50.9%, respectively.
     During the three months ended March 31, 2009, the specialty lines include $5.5 million related to current year losses and $1.8 million of favorable development relating to prior accident years. During the three months ended March 31, 2008, Validus Re’s specialty lines incurred $2.7 million, or 15.8 percentage points of the specialty lines loss ratio, attributable to a satellite loss. Validus Re specialty lines loss ratios, excluding prior year development and the loss event identified above, for the three months ended March 31, 2009 and 2008 were 28.6% and 27.0%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended March 31, 2009 were $76.4 million compared to $81.1 million for the three months ended March 31, 2008, a decrease of $4.7 million, or 5.8%. The loss ratio was 52.9% and 54.7% for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, $82.6 million of losses and loss expenses related to current year losses and $6.2 million related to favorable development primarily on the property lines of business. Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million and $4.3 million of loss expenses attributable to separately identified losses and a satellite loss, which represent 7.6 and 2.9 percentage points of the loss ratio, respectively. Details of loss ratios by line of business and calendar period are provided below.

	Three months ended March 31		Percentage
	2009	2008	point change
Property — current year	59.5%	73.5%	(14.0)
Property — change in prior accident years	(30.4)%	(22.5)%	(7.9)

Property — loss ratio	29.1%	51.0%	(21.9)

Marine — current year	61.4%	58.1%	3.3
Marine — change in prior accident years	1.2%	14.8%	(13.6)

Marine — loss ratio	62.6%	72.9%	(10.3)

Specialty — current year	51.1%	54.4%	(3.3)
Specialty — change in prior accident years	2.8%	(20.9)%	23.7

Specialty — loss ratio	53.9%	33.5%	20.4

All lines — current year	57.2%	60.0%	(2.8)
All lines — change in prior accident years	(4.3)%	(5.3)%	1.0

All lines — loss ratio	52.9%	54.7%	(1.8)
     During the three months ended March 31, 2009, the property lines include $16.5 million related to current year losses and $8.4 million of favorable development relating to prior accident years. Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million of loss expenses attributable to separately identified losses, which represents 37.2 percentage points of the loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the three months ended March 31, 2009 and 2008 were 59.5% and 36.3%, respectively.
     The marine lines include $38.6 million related to current year marine losses as well as $0.7 million of adverse development relating to prior accident years. Talbot marine line loss ratios, excluding prior year development, for the three months ended March 31, 2009 and 2008 were 61.4% and 58.1%, respectively.
     The specialty lines include $27.5 million relating to current year losses as well as $1.5 million due to adverse development on prior accident years. During the three months ended March 31, 2008, Talbot’s specialty lines incurred $4.3 million, or 8.4 percentage points of the specialty lines loss ratio, attributable to a satellite loss. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the three months ended March 31, 2009 and 2008 were 51.1% and 46.4%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended March 31, 2009 were $61.4 million compared to $56.7 million for the three months ended March 31, 2008, an increase of $4.7 million or 8.4%. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2009 and 2008 were 19.3% and 19.4%, respectively.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$26,292	42.8%	$22,335	39.4%	17.7%
Marine	19,339	31.5%	18,681	32.9%	3.5%
Specialty	15,818	25.7%	15,685	27.7%	0.8%

Total	$61,449	100.0%	$56,701	100.0%	8.4%

Validus Re. Validus Re policy acquisition costs for the three months ended March 31, 2009 were $28.6 million compared to $20.4 million for the three months ended March 31, 2008, an increase of $8.2 million or 40.1%.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$20,979	73.4%	$15,980	78.4%	31.3%
Marine	5,372	18.8%	2,150	10.5%	149.9%
Specialty	2,226	7.8%	2,273	11.1%	(2.1)%

Total	$28,577	100.0%	$20,403	100.0%	40.1%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2009 and 2008 were 16.4% and 14.2%, respectively. The policy acquisition ratio increased largely due to 1.3 and 9.6 percentage point increases on the policy acquisition ratios for the property and marine lines, respectively. The increases in the property and marine policy acquisition ratios were due to an increased portion of gross premiums written being earned on proportional contracts, which generally experience higher acquisition costs.
Talbot. Talbot policy acquisition costs for the three months ended March 31, 2009 were $33.2 million compared to $36.3 million for the three months ended March 31, 2008, a decrease of $3.1 million or 8.7%.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Property	$5,598	16.9%	$6,355	17.5%	(11.9)%
Marine	13,967	42.1%	16,531	45.5%	(15.5)%
Specialty	13,592	41.0%	13,412	37.0%	1.3%

Total	$33,157	100.0%	$36,298	100.0%	(8.7)%

     Policy acquisition costs as a percent of net premiums earned were 23.0% and 24.5%, respectively, for the three month periods ended March 31, 2009 and 2008. The reduction in policy acquisition costs is due to the difference in lines of business written for the three month period ended March 31, 2009 compared to the same period in 2008.
General and Administrative Expenses
     General and administrative expenses for the three months ended March 31, 2009 were $38.1 million compared to $37.1 million for the three months ended March 31, 2008, an increase of $1.0 million or 2.6%. The increase was primarily a result of increased Validus Re expenses partially offset by decreases in the Talbot and Corporate segments.

	General and administrative expenses
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Validus Re	$13,792	36.2%	$9,379	25.3%	47.1%
Talbot	20,214	53.1%	20,923	56.4%	(3.4)%
Corporate & Eliminations	4,073	10.7%	6,805	18.3%	(40.1)%

Total	$38,079	100.0%	$37,107	100.0%	2.6%

     General and administrative expense ratios for the three month periods ended March 31, 2009 and 2008 were 14.3% and 15.0%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three months ended		Three months ended
	March 31, 2009		March 31, 2008
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and Administrative	$38,079	12.0%	$37,107	12.7%
Share Compensation	7,354	2.3%	6,535	2.3%

Total	$45,433	14.3%	$43,642	15.0%

     General and administrative expenses of $38.1 million in the three months ended March 31, 2009 represents 12.0 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended March 31, 2009 were $13.8 million compared to $9.4 million for the three months ended March 31, 2008, an increase of $4.4 million or 47.1%. General and administrative expenses have increased primarily as a result of the increase in staff to 99 at March 31, 2009 from 65 at March 31, 2008. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three month periods ended March 31, 2009 and 2008 were 7.9% and 6.5%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended March 31, 2009 were $20.2 million compared to $20.9 million for the three months ended March 31, 2008, a decrease of $0.7 million or 3.4%. Talbot’s general and administrative expenses as a percent of net premiums earned for the three month periods ended March 31, 2009 and 2008 were 14.0% and 14.1%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the three months ended March 31, 2009 were $4.1 million compared to $6.8 million for the three months ended March 31, 2008, a decrease of $2.7 million or 40.1%. This decrease was due primarily to the absence of profit related bonuses for senior executive management related to the December 31, 2008 fiscal year. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.

Share Compensation Expense
     Share compensation expense for the three months ended March 31, 2009 was $7.4 million compared to $6.5 million for the three months ended March 31, 2008, an increase of $0.8 million or 12.5%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Share compensation expense
	Three months ended		Three months ended
(Dollars in thousands)	March 31, 2009		March 31, 2008		% Change
Validus Re	$1,672	22.7%	$1,226	18.8%	36.4%
Talbot	2,335	31.8%	976	14.9%	139.2%
Corporate & Eliminations	3,347	45.5%	4,333	66.3%	(22.8)%

Total	$7,354	100.0%	$6,535	100.0%	12.5%

     Share compensation expense of $7.4 million in the three months ended March 31, 2009 represents 2.3 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the three months ended March 31, 2009 was $1.7 million compared to $1.2 million for the three months ended March 31, 2008, an increase of $0.4 million or 36.4%. The increase was due to the impact of grants made during 2008. Share compensation expense as a percent of net premiums earned for the three month periods ended March 31, 2009 and 2008 were both 0.9%.
Talbot. Talbot share compensation expense for the three months ended March 31, 2009 was $2.3 million and $1.0 million for the three months ended March 31, 2008. The increase was due to the impact of grants made during 2008. Share compensation expense as a percent of net premiums earned for the three month periods ended March 31, 2009 and March 31, 2008 was 1.6% and 0.7%, respectively.
Corporate & Eliminations. Corporate share compensation expense for the three months ended March 31, 2009 was $3.3 million compared to $4.3 million for the three months ended March 31, 2008, a decrease of $1.0 million or 22.8%. This decrease was due primarily to several share award issuances with vesting periods greater than one year that vested during the year ended December 31, 2008 and therefore had no further amortization expense during the three months ended March 31, 2009.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2009 and 2008.

	Three months ended	Three months ended	Percentage
	March 31, 2009	March 31, 2008	point change
Losses and loss expenses ratio	41.4%	48.0%	(6.6)
Policy acquisition cost ratio	19.3%	19.4%	(0.1)
General and administrative expense ratio(1)	14.3%	15.0%	(0.7)

Expense ratio	33.6%	34.4%	(0.8)

Combined ratio	75.0%	82.4%	(7.4)

(1)	Includes general and administrative expense and share compensation expense

	Three months ended	Three months ended	Percentage
Validus Re	March 31, 2009	March 31, 2008	point change
Losses and loss expenses ratio	31.8%	41.0%	(9.2)
Policy acquisition cost ratio	16.4%	14.2%	2.2
General and administrative expense ratio	8.9%	7.4%	1.5

Expense ratio	25.3%	21.6%	3.7

Combined ratio	57.1%	62.6%	(5.5)

	Three months ended	Three months ended	Percentage
Talbot	March 31, 2009	March 31, 2008	point change
Losses and loss expenses ratio	52.9%	54.7%	(1.8)
Policy acquisition cost ratio	23.0%	24.5%	(1.5)
General and administrative expense ratio	15.6%	14.8%	0.8

Expense ratio	38.6%	39.3%	(0.7)

Combined ratio	91.5%	94.0%	(2.5)

Underwriting Income
     Underwriting income for the three months ended March 31, 2009 was $80.0 million compared to income of $51.5 million for the three months ended March 31, 2008, a change of $28.5 million or 55.4%.

	Three months ended	% of Sub	Three months ended	% of Sub
	March 31, 2009	total	March 31, 2008	total	% Change
(Dollars in thousands)
Validus Re	$74,944	86.0%	$53,731	85.8%	39.5%
Talbot	12,234	14.0%	8,904	14.2%	37.4%

Sub total	87,178	100.0%	62,635	100.0%	39.2%

Corporate & Eliminations	(7,135)		(11,138)		(35.9)%

Total	$80,043		$51,497		55.4%

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income, other income, finance expenses, net realized and unrealized gains (losses) on investments and foreign exchange (losses) gains.

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
(Dollars in thousands)
Underwriting income	$80,043	$51,497
Net investment income	26,772	36,043
Other income	757	935
Finance expenses	(7,723)	(21,517)
Net realized (losses) gains on investments	(23,421)	7,744
Net unrealized gains (losses) on investments	22,153	(14,977)
Foreign exchange (losses) gains	(4,200)	8,179

Net income before taxes	$94,381	$67,904

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
Net Investment Income
     Net investment income for the three months ended March 31, 2009 was $26.8 million compared to $36.0 million for the three months ended March 31, 2008, a decrease of $9.3 million or 25.7%. Net investment income decreased as a result of reduced market yields and higher quarterly average cash balances. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended March 31, 2009 and 2008 are as presented below.

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008	% Change
(Dollars in thousands)
Fixed maturities and short-term investments	$26,517	$31,691	(16.3)%
Securities lending income	339	435	(22.1)%
Cash and cash equivalents	761	4,838	(84.5)%

Total investment income	27,617	36,964	(25.3)%
Investment expenses	(845)	(921)	8.3%

Net investment income	$26,772	$36,043	(25.7)%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three month periods ended March 31, 2009 and March 31, 2008 were $0.4 million and $0.4 million, respectively. Investment management fees earned by GSAM for the three month periods ended March 31, 2009 and March 31, 2008 were $0.4 million and $0.4 million, respectively. Management believes that the fees charged were consistent with those that would have been charged by unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 3.18% and 4.54% for the three months ended March 31, 2009 and 2008, respectively, and the average duration at March 31, 2009 was 1.8 years (December 31, 2008 - 1.8 years).

Finance Expenses
     Finance expenses for the three months ended March 31, 2009 were $7.7 million compared to $21.5 million for the three months ended March 31, 2008, a decrease of $13.8 million or 64.1%. The decrease was primarily a result of a $12.7 million decrease on Talbot third party FAL facility.
     Finance expenses also include the amortization of debt offering costs and offering discounts and fees related to our credit facilities.

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008	% Change
(Dollars in thousands)
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588	NM
8.480% Junior Subordinated Deferrable Debentures	3,348	4,358	(23.2)%
Credit facilities	364	351	3.7%
Talbot FAL facilities	62	131	(52.7)%
Talbot other interest	-	63	NM
Talbot third party FAL facility	361	13,026	(97.2)%

Total	$7,723	$21,517	(64.1)%

NM:	Not Meaningful
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
     For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However, some of these costs are fixed. There are no FAL finance charges related to the 2008 and 2009 years of account as there were no third party FAL providers in those periods.
     The FAL finance charges respond to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three months ended March 31
			Total Syndicate		FAL Finance Charges as
	FAL Finance Charges		Profit		% of Total Syndicate Profit
Underwriting Year of Account	2009	2008	2009	2008	2009	2008 (1)
(Dollars in thousands)
2006 (1)	$-	$8,358	$-	$24,080	NM	34.7%
2007	361	4,668	1,326	15,911	27.2%	29.3%
2008	-	-	24,359	(15,041)	NM	NM
2009	-	-	(14,728)	-	NM	NM

Total	$361	$13,026	$10,957	$24,950	3.3%	52.2%

Percentage excluding years in deficit					3.3%	32.6%

(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM:	Not meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended March 31, 2009 were $0.4 million compared to $13.0 million for the three months ended March 31,

2008, a decrease of $12.6 million. This decrease was due the absence of FAL finance charges related to the 2008 and 2009 years of account as there were no third party FAL providers in those periods.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Three months ended March 31
(Dollars in thousands)	2009	2008
Total syndicate profit	$10,957	$24,950
FAL Finance expenses	(423)	(13,220)
Managing agent’s fee (1)	2,160	2,414
Managing agent’s profit commission (2)	212	7,085
Investment income (3)	4,821	2,563
Other segment operating expenses, net	1,981	(4,369)
Share compensation	(2,335)	(976)
Intangible amortization	(1,040)	(1,040)
Income tax benefit (expense)	564	(1,401)

Talbot segment net income	$16,897	$16,006

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.
Net Realized (Losses) Gains on Investments
     Net realized losses on investments for the three months ended March 31, 2009 were $23.4 million compared to gains of $7.7 million for the three months ended March 31, 2008. Net realized losses resulted primarily from the sale of $98.6 million of CMBS with relatively long weighted average lives, resulting in realized losses of $19.5 million. The decision to reduce the Company’s exposure to CMBS was made in light of deteriorating fundamentals in the sector.
Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the three months ended March 31, 2009 were $22.2 million compared to losses of $15.0 million for the three months ended March 31, 2008. The net unrealized gains in the three months ended March 31, 2009 resulted primarily from the $19.5 million realized (losses) arising from the sale of $98.6 million in CMBS, which had the effect of reducing the unrealized (loss) on the investment portfolio by and equal and offsetting amount.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the quarters ended March 31, 2009 and 2008, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007. During the year ended December 31, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was $6.9 million increase in net unrealized loss on investments for the three months ended March 31, 2009. Further details are provided in the Investments section below.
Foreign Exchange (Losses) Gains
     Foreign exchange (losses) for the three month period ended March 31, 2009 were ($4.2) million compared to gains of $8.2 million for the three months ended March 31, 2008, a change of $12.4 million. The foreign exchange losses during the three months ended March 31, 2009 were due to a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $79.6 million. This balance consisted of British pound sterling and Canadian dollars of approximately $72.9 million and $6.7 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended March 31, 2009, this translation process resulted in foreign exchange losses that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Income Tax Benefit (Expense)
     Income tax benefit for the three months ended March 31, 2009 was $0.5 million compared to an (expense) of $(1.4) million for the three months ended March 31, 2008, a change of $1.9 million. The income tax benefit was due to U.K. taxable losses for three months ended March 31, 2009 offsetting taxation in prior periods. These taxable losses were due primarily to Syndicate 1183’s 2008 and 2009 years of account, both of which remain in overall deficit positions on an inception to date basis and are thus unable to generate profit commission revenue for Talbot’s U.K. entities.
Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income (loss), underwriting income, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the three months ended March 31, 2009 and 2008 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at March 31, 2009 and December 31, 2008:

	At March 31, 2009
			Exercise	Book value
	Equity amount	Shares	Price	per share
Book value per common share
Total shareholders’ equity	$2,022,986	75,828,922		$26.68

Diluted book value per common share
Total shareholders’ equity	$2,022,986	75,828,922

Assumed exercise of outstanding warrants	152,316	8,680,149	$17.55

Assumed exercise of outstanding options	50,969	2,795,868	$18.23

Unvested restricted shares	-	3,012,854

Diluted book value per common share	$2,226,271	90,317,793		$24.65

	At December 31, 2008
			Exercise	Book value
	Equity amount	Shares	Price	per share
Book value per common share
Total shareholders’ equity	$1,938,734	75,624,697		$25.64

Diluted book value per common share
Total shareholders’ equity	$1,938,734	75,624,697

Assumed exercise of outstanding warrants	152,316	8,680,149	$17.55

Assumed exercise of outstanding options	51,043	2,799,938	$18.23

Unvested restricted shares	-	2,986,619

Diluted book value per common share	$2,142,093	90,091,403		$23.78

Financial Condition and Liquidity
     Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, “Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of the Company’s dividend policy.
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2009 and 2008 is described in the following table:

	Three months ended
	March 31,		%
(Dollars in thousands)	2009	2008	Change
Net cash provided by operating activities	$147,867	$131,140	12.8%
Net cash used in investing activities	(42,023)	(244,135)	82.8%
Net cash (used in) provided by financing activities	(18,132)	10,925	(266.0)%
Effect of foreign currency rate changes on cash and cash equivalents	(1,762)	4,719	(137.3)%

Net increase (decrease) in cash	$85,950	$(97,351)	188.3

     During the three months ended March 31, 2009, net cash provided by operating activities was driven primarily by net income of $94.9 million and premium receipts. Net cash used in investing activities compared to the three months ended March 31, 2008 was driven by a combination of reduced investment purchases as the Company maintains cash to settle 2008 loss reserves, sales and maturities of commercial mortgage-backed and asset-backed securities offset by purchases of higher quality U.S. corporate and U.S. Government and Government Agency fixed maturities. Net cash (used in) provided by financing activities was driven primarily by aggregate quarterly dividend payments of $17.5 million.
     During the three months ended March 31, 2008, net cash provided by operating activities was driven primarily by net income of $66.5 million and premium receipts. Net cash used in investing activities was driven primarily by the investment of operating surpluses. Net cash (used in) provided by financing activities was driven primarily by aggregate quarterly dividend payments of $17.4 million and a $28.1 million increase in securities lending payable.
     The Company’s portfolio is all fixed income including cash, short-term investments, agency securities and sovereign securities amounting to $2,376.3 million or 68.6% of total cash and investments. Details of the Company’s debt and financing arrangements at March 31, 2009 are provided below:

	Maturity Date /	In Use /
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	-
$500,000 secured letter of credit facility	March 12, 2012	272,779
Talbot FAL facility	December 31, 2009	100,000
Talbot third party FAL facility	December 31, 2009	144,015

Total		$821,094

     The capital and credit markets have been experiencing extreme volatility and disruption for more than one year. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. However, management believes that liquidity is not a key constraint for the Company due to its highly liquid investment portfolio and the maturity dates of debt and facilities reflected in the table above. Management’s belief is based on the following considerations:
•
The Talbot third party FAL facility represents cash, investments and undrawn letters of credit provided by various third parties for the 2006 and 2007 years of account. These third party funds have been replaced by the Company effective January 1, 2008;

•
The Talbot FAL facility is a facility currently secured by assets of Validus Reinsurance, Ltd. and the Company could choose to provide FAL in the form of cash should the Talbot FAL facility not be renewed;

•	The $200 million unsecured letter of credit facility is not utilized by the Company currently and has been used in the past only as part of the Talbot acquisition.
Capital Resources
     Shareholders’ equity at March 31, 2009 was $2,023.0 million.
     On May 4, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 30, 2009 to holders of record on June 15, 2009. During the three months ended March 31, 2009, the Company paid quarterly cash dividends on March 31, 2009 of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, to holders of record on March 16, 2009. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.
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
     In connection with the Amalgamation Agreement presented to IPC, the Company is soliciting proxies from holders of the Company’s shares at the Company’s special meeting in order to be able to issue the shares to IPC shareholders. The share issuance will become effective only if it is approved by the Company’s shareholders and the IPC shares are exchanged for the Company’s shares, pursuant to the Amalgamation Agreement or otherwise but based on an exchange ratio no less favorable to the Company’s shareholders than the exchange ratio set forth in the Amalgamation Agreement. The affirmative vote of a majority of the votes cast at the Company’s special meeting at which a quorum is present in accordance with the Company’s bye-laws is required to approve each matter to be acted on at the Company’s special meeting, including the adjournment proposal.
     Assuming the closing of the acquisition of all of the outstanding shares of IPC, by amalgamation or otherwise, based on the Company’s and IPC’s capitalization as of December 31, 2008 and the exchange ratio of 1.2037, the Company would issue approximately 67,338,947 of the Company’s shares in connection with the acquisition in exchange for IPC’s outstanding common shares, resulting in IPC shareholders owning approximately 43% of the issued and outstanding shares of the Company on a fully diluted basis.
     The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures, subject to board approval.
     Please refer to the discussion of capital resources in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no other material changes to this discussion.
Recent accounting pronouncements
     Please refer to Note 2 to the consolidated financial statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at March 31, 2009:

(Dollars in thousands)	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300
$200,000 unsecured letter of credit facility	200,000	-
$500,000 secured letter of credit facility	500,000	272,779
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility (1)	144,015	144,015

Total	$1,294,015	$821,094

(1)
The third party FAL facility comprises $144.0 million which supports the 2007 and prior underwriting years. These funds have now been withdrawn from Lloyd’s and placed in escrow but remain available to pay losses.

     Please refer to Note 7 to the consolidated financial statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.
Ratings
     On March 31, 2009, the Company announced a competing offer to amalgamate with IPC for approximately $1.68 billion in a stock-for-stock transaction. While A.M. Best believes the proposed transaction would be material to the Company, there have been no rating implications resulting from the offer itself. However, should the offer be accepted by IPC, the Company expects that A.M. Best would likely place its ratings under review pending the completion of the transaction.
     While each of Standard & Poor’s and A.M. Best have stated that they will not take any current action with respect to the Company’s ratings following the announcement of the Validus Offer to IPC, Moody’s has changed the outlook to negative with respect to the A3 insurance financial strength rating of the Company’s reinsurance subsidiary, Validus Reinsurance, Ltd., and the Baa2 long-term issuer rating of the Company. Additionally, although A.M. Best has assigned the reinsurance subsidiaries of IPC (including IPCRe Limited and IPCRe Europe Limited) the financial strength rating of “A” (Excellent) and issuer credit ratings of “a” and IPC issuer credit rating of “bbb”, A.M. Best has also indicated that each of these IPC ratings is under review with negative implications in connection with the Proposed Max Amalgamation. A.M. Best and the other ratings agencies would most likely provide similar scrutiny and analysis to the proposed acquisition of IPC by the Company.
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
     Substantially all of the fixed maturity investments held at March 31, 2009 were publicly traded. At March 31, 2009, the average duration of the Company’s fixed maturity portfolio was 1.8 years (December 31, 2008: 1.8 years) and the average rating of the portfolio was AA+ (December 31, 2008: AAA). At March 31, 2009, the total fixed maturity portfolio was $2,644.5 million (December 31, 2008: $2,454.5 million), of which $1,909.6 million (December 31, 2008: $1,941.3 million) were rated AAA. At March 31, 2009, fair value measurements of certain non-Agency RMBS securities, representing 2.1% of the Company’s total assets, have primarily unobservable inputs (December 31, 2008: 2.6%).
     The Company’s investment guidelines require that investments be rated A- or higher at the time of purchase. During the quarterly period ended March 31, 2009, Moody’s downgraded a substantial number of non-agency mortgage backed securities issues, including several securities held by the Company. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $73.5 million of non-agency mortgage backed securities rated less than investment grade. The Company expects that Standard & Poor’s may take similar actions in respect of their ratings of non-agency mortgage backed securities. The other components of less than investment grade securities held by the Company at March 31, 2009 were $24.6 million of catastrophe bonds and $1.6 million of corporate bonds.
     Cash and cash equivalents and investments in Talbot of $1,088.3 million at March 31, 2009 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2008: $1,032.3 million). Total cash and cash equivalents and investments in Talbot were $1,194.5 million at March 31, 2009 (December 31, 2008: $1,142.0 million).

     As of March 31, 2009, the Company had approximately $4.7 million of asset-backed securities with sub-prime collateral (December 31, 2008: $6.4 million) and $93.6 million of Alt-A RMBS (December 31, 2008: $103.8 million).
     As described more fully under the “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company identified certain non-Agency RMBS securities trading in inactive markets. During the three months ended March 31, 2009, the change in fair value for the identified RMBS securities resulted in a $6.9 million increase in net unrealized losses on investments. This increase in net unrealized losses on investments resulted in a $6.9 million decrease in shareholders’ equity as at March 31, 2009.
Cash Flows
     During the three months ended March 31, 2009 and 2008, the Company generated net cash from operating activities of $147.9 million and $131.1 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
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
     As of March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents of $535.8 million and $449.9 million, respectively.
     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at March 31, 2009, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	uncertainty as to whether the Company will be able to enter into and consummate the proposed transaction with IPC on the terms set forth in our offer;

•	uncertainty as to the actual premium that will be realized by IPC shareholders in connection with the proposed acquisition;

•	uncertainty as to the long term value of Validus’ common shares;

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s and IPC’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s limited operating history;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of our loss reserves;

•	continued availability of capital and financing;

•
the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•
the Company’s or IPC’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

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

•	the effect on the Company’s or IPC’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage.

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•
statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers;

•	failure to realize the anticipated benefits of the proposed acquisition of IPC, including as a result of failure or delay in integrating the businesses of the Company and IPC;

•	the outcome of litigation arising from the Company’s offer for IPC; and

•
the other factors set forth herein under Part II Item 1A “Risk Factors” and under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the risk and other factors set forth in the Company’s other filings with the SEC as well as management’s response to any of the aforementioned factors.

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
     As at March 31, 2009, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.8%, or approximately $53.3 million. As at March 31, 2009, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6% or approximately $48.1 million.
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
     As at March 31, 2009, the Company held $924.9 million (December 31, 2008: $994.1 million), or 35.0% (December 31, 2008: 40.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of March 31, 2009, $346.8 million, or 7.3% of our total assets and $369.0 million, or 13.5% of our total liabilities was held in foreign currencies. As of March 31, 2009, $79.6 million, or 2.9% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of March 31, 2008, $460.2 million, or 10.0% of our total assets and $380.9 million, or 15.0% of our total liabilities was held in foreign currencies. As of March 31, 2008, $86.0 million, or 3.4% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded below A-/A3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At March 31, 2009, 4.0% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 1.2% of total investments, other than with respect to U.S. government securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at March 31, 2009 were from reinsurers rated A-, (December 31, 2008 rated A- or better) or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 21.4% (December 31, 2008: 20.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2009, the Company had $1,331.3 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at March 31, 2009 are provided below.

	Maturity Date /
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	-
$500,000 secured letter of credit facility	March 12, 2012	272,779
Talbot FAL facility	December 31, 2009	100,000
Talbot third party FAL facility	December 31, 2009	144,015

Total		$821,094

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On April 28, 2009, the Company filed a claim in the Supreme Court of Bermuda against IPC, IPC Limited and Max (“Bermuda claim”). On March 1, 2009, IPC and Max entered into the Max Amalgamation Agreement providing for the amalgamation of Max with IPC Limited. The Bermuda claim challenges the validity of the Max termination fee and provisions which restrict the ability of IPC to discuss competing proposals with third parties (the “no-talk provisions”) in the Max Amalgamation Agreement. Further, the Bermuda claim alleges that by entering into the Max Amalgamation Agreement containing the Max termination fee and no talk provisions and continuing to act in accordance with the terms of these provisions, the directors of IPC acted in breach of their fiduciary duty and not in accordance with the constitution of IPC.
     First, pursuant to the Max Amalgamation Agreement, in the event of an unsolicited alternate offer from a third party, the board of IPC is required to consider whether such a proposal amounts to a “Superior Proposal”. The Bermuda claim alleges however, that without the ability to engage in any discussions or information exchange with respect to the Scheme of Arrangement as a result of the no-talk provisions, the board of IPC is restricted and/or precluded from properly exploring or evaluating whether in fact the alternate offer is a “Superior Proposal. Second, in the event that a “Superior Proposal” is being made and the directors of IPC vary or alter their recommendation of the Proposed Max Amalgamation within the contractual closing deadline, pursuant to the Max Amalgamation Agreement, Max would be entitled to terminate the Max Amalgamation Agreement and collect the Max termination fee from IPC. Under the Max Amalgamation Agreement, the Max termination fee is $50,000,000. The Bermuda claim alleges that this is equivalent to 4.97 per cent of the aggregate consideration value of $1,005,915,920 of the Proposed Max Amalgamation, based on the price of Max common shares on February 27, 2009, the last trading day before the signing of the Max Amalgamation Agreement. The Bermuda claim also alleges that the quantum of the Max termination fee is wholly excessive and was not calculated by reference to the costs and expenses that would be expected to be incurred by Max in the event that the Max Amalgamation Agreement was terminated and substantially exceeds Max’s anticipated liability in respect of such costs and expenses, which, based upon disclosure in the IPC/Max Form S-4, is likely to be little more than $10 million. Therefore, the Max Amalgamation Agreement constitutes an unlawful penalty whose predominant function, the Bermuda claim alleges, is to deter IPC or IPC Limited from breaching the Max Amalgamation Agreement (including by way of recommending a “Superior Proposal” to its board of directors).
     By agreeing to the Max Amalgamation Agreement containing the Max termination fee and no-talk provisions, as well as by continuing to act in accordance with their terms, the Bermuda claim alleges that the directors of IPC have failed to retain sufficient flexibility to consider and, if thought fit, recommend an offer which may be more advantageous to IPC shareholders, improperly fettering their ability to exercise the powers conferred upon them by the constitution of IPC and/or act in the best interests of IPC and/or its shareholders. And by doing so, the directors of IPC have acted other than bona fide in the best interest of IPC and/or for an improper or collateral purpose, and the Max termination fee and no-talk provisions were therefore beyond the actual or implied authority of the board of directors of IPC, and as such, not binding on IPC and unenforceable by Max.
     The Bermuda claim requests (1) declaratory relief that: (a) the Max termination fee constitutes an unlawful and unenforceable penalty, (b) in entering into the Max Amalgamation Agreement containing the Max termination fee and no-talk provisions, the directors of IPC acted in breach of duty and otherwise than in accordance with the constitution of IPC, (c) in continuing to act in accordance with the Max termination fee and no-talk provisions in the Max Amalgamation Agreement the directors of IPC continue to act in breach of duty and otherwise than in accordance with the constitution of IPC; (2) an injunction restraining IPC or IPC Limited from making any direct or indirect payment to Max pursuant to the Max termination fee and/or taking any steps, whether itself, or by its directors, servants, agents or otherwise to give effect to the no-talk provisions of the Max Amalgamation Agreement and/or the Max termination fee; (3) an order that IPC pay the costs of the proceedings; and (4) any other or further relief the court may deem just and proper.
     On May 1, 2009, the Company filed an application to expedite the trial of the Bermuda claim. The Company requested that the Supreme Court of Bermuda set a schedule permitting a trial to be conducted commencing on an earlier date than any date on which IPC seeks to hold its annual general meeting to consider the proposals related to the Proposed Max Amalgamation. The application to expedite the trial is currently scheduled to be heard by the Supreme Court of Bermuda on May 11, 2009. Max and IPC have opposed the application and have now scheduled the annual general meeting of IPC shareholders for June 12, 2009.
     We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

ITEM 1A. RISK FACTORS
     Please refer to the discussion of risk factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as the risk factors noted below in relation to the Company’s offer to acquire IPC Holdings, Ltd.
Risks Related to the Validus Offer
The Validus Amalgamation Offer remains subject to conditions that the Company cannot control.
     The Validus Amalgamation Offer is subject to a number of conditions, including the termination of the Max Amalgamation Agreement, receipt of regulatory approvals, receipt of amendments or waivers under the Company’s and IPC’s credit facilities and the approval of the amalgamation by IPC’s shareholders. There are no assurances that all of the conditions to the Validus Offer will be satisfied. If the conditions to the Validus Offer are not met, the ongoing business of the Company may be adversely affected as follows:
•
The attention of management of the Company will have been diverted to the Validus Offer instead of being directed solely to the Company’s own operations and pursuit of other opportunities that could have been beneficial to the Company; and

•	The Company will have to pay certain costs relating to the Validus Offer, including certain legal, accounting and financial advisory fees.
The Validus Offer is not conditioned on due diligence in respect of IPC.
     Pursuant to the terms of the Max Amalgamation Agreement, IPC is not permitted to engage in discussions with the Company. Although the Company has requested information from IPC, the Company’s access to information is limited to IPC’s publicly available information, including IPC’s annual report on Form 10-K and the IPC/Max S-4. As a result, the Validus Offer is not subject to the Company’s or its advisors performing a due diligence investigation. As a U.S. public reporting entity, IPC is subject to the federal securities laws and the Sarbanes-Oxley Act of 2002, which carry civil and criminal penalties for false and misleading statements. However, there can be no assurance that there does not exist a material adverse fact or circumstance about IPC that has not been publicly disclosed and that could materially adversely affect the Company.
Risks Related to the Amalgamation if the Amalgamation Agreement Is Signed by IPC
Failure to complete the amalgamation could negatively impact the Company.
     The amalgamation agreement has not yet been signed by IPC and contains a number of conditions precedent that must be satisfied or waived prior to the consummation of the amalgamation. In addition, the amalgamation agreement may be terminated under certain circumstances. In addition to customary termination provisions contained in agreements of this nature, the Company may terminate the amalgamation agreement if the total number of dissenting IPC common shares for which appraisal rights have been exercised pursuant to Bermuda law exceeds 15% of the issued and outstanding IPC common shares on the business day immediately following the last day on which IPC shareholders can require appraisal for their common shares
     If the amalgamation agreement is signed by IPC but the amalgamation is not completed, the ongoing business of the Company may be adversely affected as follows:
•
The attention of management of the Company will have been diverted to the amalgamation instead of being directed solely to the Company’s own operations and pursuit of other opportunities that could have been beneficial to the Company;

•	The Company will have to pay certain costs relating to the amalgamation, including certain legal, accounting and financial advisory fees; and

•	The Company may be required, in certain circumstances, if the amalgamation agreement is signed by IPC, to pay a termination fee of $16 million to IPC.
If the Amalgamation Agreement is signed by IPC, potential payments made to dissenting IPC shareholders in respect of their rights to appraisal of their shares could exceed the amount of consideration otherwise due to them under the terms of the amalgamation agreement.
     Any IPC shareholder may apply, within one month after the date of giving of notice convening the IPC special meeting in connection with the Validus Offer, for an appraisal of the fair value of its IPC common shares. Unless the Company has terminated the amalgamation agreement because the number of dissenting shares is greater than 15% of the issued and outstanding IPC common shares, then the Company may be required to pay the fair value appraised by the court to such dissenting shareholder. Any such payments may have a material adverse effect on the Company’s business, financial condition and operating results.
Risks Related to the Company Following the Acquisition
The Company may experience difficulties integrating IPC’s businesses, which could cause the Company to fail to realize the anticipated benefits of the acquisition.
     If the acquisition is consummated, achieving the anticipated benefits of the acquisition will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. The companies may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the acquisition will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the Company. Any delay or inability of management to successfully integrate the operations of the two companies could compromise the Company’s potential to achieve the long-term strategic benefits of the acquisition and could have a material adverse effect on the business, financial condition and operating results of the Company after the acquisition.
The acquisition may result in a ratings downgrade of one or more of the Company’s reinsurance subsidiaries (including the newly acquired IPC operating companies) which may adversely affect the Company’s business, financial condition and operating results, as well as the market price of its common shares.
     Ratings with respect to claims paying ability and financial strength are important factors in maintaining customer confidence in the Company and its ability to market insurance and reinsurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers and will likely place the Company’s and its reinsurance subsidiaries’ ratings under review following an agreement by the Company to acquire IPC. While each of Standard & Poor’s and A.M. Best have stated that they will not take any current action with respect to the Company’s ratings following the announcement of the Validus Offer to IPC, Moody’s has changed the outlook to negative with respect to the A3 insurance financial strength rating of the Company’s reinsurance subsidiary, Validus Reinsurance, Ltd., and the Baa2 long-term issuer rating of the Company. Additionally, although A.M. Best has assigned the reinsurance subsidiaries of IPC (including IPCRe Limited and IPCRe Europe Limited) the financial strength rating of “A” (Excellent) and issuer credit ratings of “a” and IPC issuer credit rating of “bbb”, A.M. Best has also indicated that each of these IPC ratings is under review with negative implications in connection with the Proposed Max Amalgamation. A.M. Best and the other ratings agencies would most likely provide similar scrutiny and analysis to the proposed acquisition of IPC by the Company. Following the acquisition, any ratings downgrades, or the potential for ratings downgrades, of the Company or its subsidiaries (including the newly acquired IPC operating companies) could adversely affect the Company’s ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for the Company’s common shares.
The Company has only conducted a review of IPC’s publicly available information and has not had access to IPC’s non-public information. Therefore, the Company may be subject to unknown liabilities of IPC which may have a material adverse effect on the Company’s profitability, financial condition and results of operations.
     To date, the Company has only conducted a due diligence review of IPC’s publicly available information. The consummation of the acquisition of IPC may constitute a default, or an event that, with or without notice or lapse of time or both, would constitute a default, or result in the acceleration or other change of any right or obligation (including, without limitation, any payment obligation) under agreements of IPC that are not publicly available. As a result, after the consummation of the acquisition of IPC, the Company may be subject to unknown liabilities of IPC, which may have a material adverse effect on the Company’s profitability, financial condition and results of operations.
     In addition, the acquisition of IPC may also permit a counter-party to an agreement with IPC to terminate that agreement because completion of the acquisition of IPC would cause a default or violate an anti-assignment, change of control or similar clause. If this happens, the Company may have to seek to replace that agreement with a new agreement. The Company cannot assure you that it will be able to replace a terminated agreement on comparable terms or at all. Depending on the importance of a terminated agreement to IPC’s business, failure to replace that agreement on similar terms or at all may increase the costs to the Company of operating IPC’s business or prevent the Company from operating part or all of IPC’s business.
     In respect of all information relating to IPC presented in, incorporated by reference into or omitted from, documents that the Company may file with the SEC, the Company has relied upon publicly available information, including information publicly filed by IPC with the SEC. Although the Company has no knowledge that would indicate that any statements contained therein regarding IPC’s condition, including its financial or operating condition (based upon such publicly filed reports and documents) are inaccurate, incomplete or untrue, the Company was not involved in the preparation of such information and statements. For example, the Company has made adjustments and assumptions in preparing certain pro forma financial information presented in its current or future filings with the SEC that have necessarily involved the Company’s estimates with respect to IPC’s financial information. Any financial, operating or other information regarding IPC that may be detrimental to the Company following its acquisition of IPC that has not been publicly disclosed by IPC, or errors in the Company’s estimates due to the lack of access to IPC, may have an adverse effect on the Company’s financial condition or the benefits the Company expects to achieve through the consummation of the acquisition.

The occurrence of severe catastrophic events after the acquisition may cause the Company’s net income to be more volatile than if the acquisition did not take place.
     For the year ended December 31, 2008, the Company’s gross premiums written on property catastrophe business were $328.2 million or 24.1% of total gross premiums written. For the year ended December 31, 2008, 93% of IPC’s gross premiums written (excluding reinstatement premiums) covered property catastrophe reinsurance risks. For the year ended December 31, 2008, after giving effect to the acquisition as if it had been consummated on December 31, 2008, gross premiums written in property catastrophe business would have been $661.9 or 37.5% of total gross premiums of the Company on a pro forma basis. Because the Company after the amalgamation will, among other things, have larger aggregate exposures to natural and man-made disasters than it does today, the Company’s aggregate loss experience could have a significant influence on the Company’s net income.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no stock repurchases for the quarter ended March 31, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     None.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: May 11, 2009	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: May 11, 2009	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President