Form 10-Q
period 2009-06-30
VALIDUS HOLDINGS LTD
filed 2009-08-07
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2009, there were 76,462,412 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2009 (unaudited) and December 31, 2008

(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2009 - $2,836,299; 2008 - $2,553,018)	$2,816,536	$2,454,501
Short-term investments, at fair value (amortized cost: 2009 - $324,773; 2008 - $379,537)	323,940	377,036
Cash and cash equivalents	390,090	449,848

Total investments and cash	3,530,566	3,281,385
Premiums receivable	679,189	408,259
Deferred acquisition costs	145,615	108,156
Prepaid reinsurance premiums	87,798	22,459
Securities lending collateral	166,496	98,954
Loss reserves recoverable	169,666	208,796
Paid losses recoverable	36,624	1,388
Net receivable for investments sold	—	490
Income taxes recoverable	1,876	1,365
Intangible assets	125,136	127,217
Goodwill	20,393	20,393
Accrued investment income	19,636	20,433
Other assets	25,455	23,185

Total assets	$5,008,450	$4,322,480

Liabilities
Reserve for losses and loss expenses	$1,311,935	$1,305,303
Unearned premiums	856,138	539,450
Reinsurance balances payable	101,004	33,042
Securities lending payable	168,923	105,688
Deferred income taxes	22,163	21,779
Net payable for investments purchased	16,346	—
Accounts payable and accrued expenses	75,672	74,184
Debentures payable	304,300	304,300

Total liabilities	2,856,481	2,383,746

Commitments and contingent liabilities
Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2009 - 76,151,473; 2008 - 75,624,697)	13,327	13,235
Additional paid-in capital	1,424,378	1,412,635
Accumulated other comprehensive (loss)	(4,061)	(7,858)
Retained earnings	718,325	520,722

Total shareholders’ equity	2,151,969	1,938,734

Total liabilities and shareholders’ equity	$5,008,450	$4,322,480

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30, 2009 and 2008 (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$425,032	$379,919	$1,034,924	$901,513
Reinsurance premiums ceded	(62,291)	(1,399)	(134,803)	(86,299)

Net premiums written	362,741	378,520	900,121	815,214
Change in unearned premiums	(34,541)	(69,222)	(253,162)	(214,052)

Net premiums earned	328,200	309,298	646,959	601,162
Net investment income	26,963	36,435	53,735	72,478
Realized gain on repurchase of debentures	—	8,752	—	8,752
Net realized (losses) gains on investments	(2,650)	(2,425)	(26,071)	5,319
Net unrealized gains (losses) on investments	37,249	(42,982)	59,402	(57,959)
Other income	1,017	1,462	1,774	2,397
Foreign exchange gains	8,432	911	4,232	9,090

Total revenues	399,211	311,451	740,031	641,239

Expenses
Losses and loss expenses	124,751	122,089	256,585	262,113
Policy acquisition costs	64,438	56,419	125,887	113,120
General and administrative expenses	41,200	33,912	79,279	71,019
Share compensation expenses	5,632	7,271	12,986	13,806
Finance expenses	10,752	12,762	18,475	34,279
Transaction expenses	15,851	—	15,851	—

Total expenses	262,624	232,453	509,063	494,337

Net income before taxes	136,587	78,998	230,968	146,902
Income tax benefit (expense)	976	(3,077)	1,502	(4,506)

Net income	$137,563	$75,921	$232,470	$142,396

Comprehensive income
Foreign currency translation adjustments	3,993	10	3,797	77

Comprehensive income	$141,556	$75,931	$236,267	$142,473

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	76,138,038	74,233,425	75,941,308	74,221,398
Diluted	78,942,065	77,257,545	79,022,355	77,793,636

Basic earnings per share	$1.79	$1.00	$3.02	$1.87

Diluted earnings per share	$1.74	$0.98	$2.94	$1.83

Cash dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity

For the six months ended June 30, 2009 and 2008 (Unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Common shares
Balance — Beginning of period	$13,235	$12,985
Issue of common shares	92	8

Balance — End of period	$13,327	$12,993

Additional paid-in capital
Balance — Beginning of period	$1,412,635	$1,384,604
Issue of common shares, net of expenses	(1,243)	503
Share compensation expense	12,986	13,806

Balance — End of period	$1,424,378	$1,398,913

Accumulated other comprehensive (loss) income
Balance — Beginning of period	$(7,858)	$(49)
Currency translation adjustments	3,797	77

Balance — End of period	$(4,061)	$28

Retaining earnings (deficit)
Balance — Beginning of period	$520,722	$537,260
Dividends	(34,867)	(34,809)
Net income	232,470	142,396

Balance — End of period	$718,325	$644,847

Total shareholders’ equity	$2,151,969	$2,056,781

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008 (Unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows provided by (used in) operating activities
Net income for the period	$232,470	$142,396
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expense	12,986	13,806
Realized gain on repurchase of debentures	—	(8,752)
Net realized losses (gains) on sales of investments	26,071	(5,319)
Net unrealized (gains) losses on investments	(59,402)	57,959
Amortization of intangible assets	2,081	2,081
Foreign exchange (gains) on cash and cash equivalents included in net income	(9,593)	(6,254)
Amortization of premium on fixed maturities	4,123	1,753
Change in:
Premiums receivable	(264,194)	(208,431)
Deferred acquisition costs	(37,460)	(40,715)
Prepaid reinsurance premiums	(63,532)	(22,867)
Loss reserves recoverable	42,977	1,480
Paid losses recoverable	(34,083)	5,122
Income taxes recoverable	(522)	482
Accrued investment income	680	(4,520)
Other assets	258	(700)
Reserve for losses and loss expenses	(18,001)	104,284
Unearned premiums	316,689	236,193
Reinsurance balances payable	66,957	29,501
Deferred income taxes	(2,504)	3,489
Accounts payable and accrued expenses	(6,190)	(53,581)

Net cash provided by operating activities	209,811	247,407

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,509,773	1,109,536
Proceeds on the maturities of investments	311,221	100,787
Purchases of fixed maturities	(2,122,514)	(1,460,975)
Sales of short-term investments, net	53,781	109,580
(Increase) in securities lending collateral	(63,235)	(35,644)

Net cash (used in) investing activities	(310,974)	(176,716)

Cash flows provided by (used in) financing activities
Repurchase of debentures	—	(36,948)
Issue of common shares, net of expenses	(1,182)	511
Dividends paid	(33,973)	(33,642)
Increase in securities lending payable	63,235	35,644

Net cash provided by (used in) financing activities	28,080	(34,435)

Effect of foreign currency rate changes on cash and cash equivalents	13,325	6,306

Net (decrease) increase in cash	(59,758)	42,562

Cash and cash equivalents — Beginning of period	449,848	444,698

Cash and cash equivalents — End of period	$390,090	$487,260

Taxes paid during the period	$1,199	$410

Interest paid during the period	$13,344	$14,625

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
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
     Significant changes arising from FAS 141 (R) and FSP FAS 141(R)-1 which impact current and future acquisitions include the determination of the purchase price and treatment of transaction expenses, restructuring charges and negative goodwill as follows;
•	Purchase Price — Under FAS 141(R), the purchase price is determined as of the acquisition date, which is the date that the acquirer obtains control. Previously, the date the business combination was announced was used as the effective date in determining the purchase price;

•	Transaction Expenses — Under FAS 141(R), all costs associated with purchase transactions must be expensed as incurred. Previously, all such costs could be capitalized and included as part of transaction purchase price, adding to the amount of goodwill recognized;

•	Restructuring Costs — Under FAS 141(R), expected restructuring costs are not recorded at the closing date, but rather after the transaction. The only costs to be included as a liability at the closing date are

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
those for which an acquirer is obligated at the time of the closing. Previously, restructuring costs that were planned to occur after the closing of the transaction were recognized and recorded at the closing date as a liability;

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
     As a result of the adoption of FAS 141(R) and FSP FAS 141(R)-1 the Company has expensed as incurred the transaction costs related to the definitive amalgamation agreement with IPC Holdings, Ltd. (“IPC”), as described in Note 11. The adoption of FAS 141(R) and FSP FAS 141(R)-1 materially impacts the consolidated financial statement recognition and measurement of current and future acquisitions.
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
     In April 2009, the FASB issued FASB Staff Positions FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) and FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, specifically; (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased; and (2) identifying transactions that are not orderly. The primary change to the OTTI model for debt securities, as a result of FSP FAS 115-2 and FAS 124-2, is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if; (1) an entity has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. Both FSPs are effective for interim and annual

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
periods ending after June 15, 2009. The adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 have not had a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of Statement 107 to interim periods for publicly traded entities. The FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 only expands certain disclosures requirements it has not had a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued Statements No. 165, “Subsequent Events” (“FAS 165”), which provides guidance on management’s assessment of subsequent events. FAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. FAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 has not had a material impact on management’s existing processes for assessing subsequent events, and consequently the Company’s consolidated financial statements.
     In June 2009, the FASB issued Statements No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“FAS 166”) which amends the derecognition guidance in FAS 140. FAS 166 addresses practices that have developed since the issuance of FAS 140 that are not consistent with the original intent and key requirements and concerns that derecognized financial assets and related obligations should continue to be reported in the transferors’ financial statements. FAS 166 is effective for financial asset transfers in the interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The adoption of FAS 166 is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued Statements No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) which amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”). FAS 167 amends the guidance for the identification of VIEs and their primary beneficiaries and the financial statement disclosures required. FAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The adoption of FAS 167 is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued Statements No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”) which prescribes the use of the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of U.S. GAAP. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding FAS 162 to include only two levels of U.S. GAAP: authoritative and nonauthoritative. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have a material impact on the Company’s consolidated financial statements.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     During the third quarter of 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Effective for interim and annual periods ending after June 15, 2009, FSP FAS 157-3 has been superseded by FSP 157-4.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     At June 30, 2009, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$994,086	$—	$994,086
Non-U.S. Government and Government Agency	—	139,766	—	139,766
States, municipalities, political subdivision	—	8,543	—	8,543
Agency residential mortgage-backed securities	—	542,352	—	542,352
Non-Agency residential mortgage-backed Securities	—	80,804	100,952	181,756
U.S. corporate	—	619,633	—	619,633
Non-U.S. corporate	—	169,017	—	169,017
Catastrophe bonds	—	18,776	—	18,776
Asset-backed securities	—	76,238	—	76,238
Commercial mortgage-backed securities	—	66,369	—	66,369

Total fixed maturities	—	2,715,584	100,952	2,816,536
Total short-term investments	318,872	5,068	—	323,940

Total	$318,872	$2,720,652	$100,952	$3,140,476

     At December 31, 2008, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$768,344	$—	$768,344
Non-U.S. Government and Government Agency	—	96,073	—	96,073
States, municipalities, political subdivision	—	15,516	—	15,516
Agency residential mortgage-backed securities	—	433,736	—	433,736
Non-Agency residential mortgage-backed securities	—	119,813	111,318	231,131
U.S. corporate	—	443,847	—	443,847
Non-U.S. corporate	—	125,700	—	125,700
Catastrophe bonds	—	10,872	—	10,872
Asset-backed securities	—	137,023	—	137,023
Commercial mortgage-backed securities	—	192,259	—	192,259

Total fixed maturities	—	2,343,183	111,318	2,454,501
Total short-term investments	365,357	11,679	—	377,036

Total	$365,357	$2,354,862	$111,318	$2,831,537

     At June 30, 2009, Level 3 investments totaled $100,952, representing 3.2% of total investments measured at fair value on a recurring basis. At December 31, 2008, Level 3 investments totaled $111,318, representing 3.9% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at June 30, 2009 and December 31, 2008:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Six months ended	Year ended
	June 30, 2009	December 31, 2008
Level 3 investments — Beginning of period	$111,318	$—
Payments and purchases	—	—
Sales and maturities	(822)	(59)
Realized losses	(1,284)	—
Unrealized losses	(1,495)	(14,603)
Amortization	(6,765)	(4,048)
Transfers in	—	130,028

Level 3 investments — End of period	$100,952	$111,318

(b) Net investment income
     Net investment income was derived from the following sources:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Fixed maturities and short-term investments	$26,396	$34,519	$52,914	$66,210
Cash and cash equivalents	1,120	2,378	1,881	7,216
Securities lending income	173	455	512	890

Total gross investment income	27,689	37,352	55,307	74,316
Investment expenses	(726)	(917)	(1,572)	(1,838)

Net investment income	$26,963	$36,435	$53,735	$72,478

(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized (losses) gains and the change in unrealized gains (losses) on investments:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Fixed maturities, short-term investments and cash equivalents
Gross realized gains	$3,928	$2,957	$13,381	$11,313
Gross realized losses	(6,578)	(5,382)	(39,452)	(5,994)

Net realized (losses) gains on investments	(2,650)	(2,425)	(26,071)	5,319
Change in unrealized gains (losses) of securities lending	3,214	317	4,306	(895)
Change in unrealized gains (losses) of investments	34,035	(43,299)	55,096	(57,064)

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$34,599	$(45,407)	$33,331	$(52,640)

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at June 30, 2009 were as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

		Gross	Gross	Estimated fair
	Amortized Cost	unrealized gains	unrealized losses	value
U.S. Government and Government Agency	$978,409	$16,256	$(579)	$994,086
Non-U.S. Government and Government Agency	143,249	5,609	(9,092)	139,766
States, municipalities, political subdivision	8,500	43	—	8,543
Agency residential mortgage-backed securities	529,386	13,535	(569)	542,352
Non-Agency residential mortgage-backed securities	231,737	—	(49,981)	181,756
U.S. corporate	610,405	12,722	(3,494)	619,633
Non-U.S. corporate	173,440	2,416	(6,839)	169,017
Catastrophe bonds	19,009	84	(317)	18,776
Asset-backed securities	76,254	981	(997)	76,238
Commercial mortgage-backed securities	65,910	494	(35)	66,369

Total fixed maturities	2,836,299	52,140	(71,903)	2,816,536
Total short-term investments	324,773	57	(890)	323,940

Total	$3,161,072	$52,197	$(72,793)	$3,140,476

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2008 were as follows:

		Gross	Gross	Estimated fair
	Amortized Cost	unrealized gains	unrealized losses	value
U.S. Government and Government Agency	$732,155	$36,189	$—	$768,344
Non-U.S. Government and Government Agency	115,389	4,403	(23,719)	96,073
States, municipalities, political subdivision	14,954	562	—	15,516
Agency residential mortgage-backed securities	425,533	8,358	(155)	433,736
Non-Agency residential mortgage-backed securities	299,346	6	(68,221)	231,131
U.S. corporate	454,810	2,126	(13,089)	443,847
Non-U.S. corporate	140,807	1,696	(16,803)	125,700
Catastrophe bonds	11,012	2	(142)	10,872
Asset-backed securities	141,209	—	(4,186)	137,023
Commercial mortgage-backed securities	217,803	—	(25,544)	192,259

Total fixed maturities	2,553,018	53,342	(151,859)	2,454,501
Total short-term investments	379,537	55	(2,556)	377,036

Total	$2,932,555	$53,397	$(154,415)	$2,831,537

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2009 and December 31, 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2009		December 31, 2008
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$1,971,837	70.0%	$1,941,349	79.1%
AA	130,921	4.7%	146,923	6.0%
A	578,209	20.5%	338,966	13.8%
BBB	20,252	0.7%	12,427	0.5%

Investment grade	2,701,219	95.9%	2,439,665	99.4%
BB	30,668	1.1%	7,416	0.3%
B	61,383	2.2%	7,420	0.3%
CCC	23,266	0.8%	—	—

Non-Investment grade	115,317	4.1%	14,836	0.6%

Total	$2,816,536	100.0%	$2,454,501	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at June 30, 2009 and December 31, 2008 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$275,126	$276,070	$277,137	$279,727
Due after one year through five years	1,633,788	1,649,817	1,143,494	1,134,275
Due after five years through ten years	21,715	21,437	17,451	17,493
Due after ten years	2,383	2,497	31,045	28,858

	1,933,012	1,949,821	1,469,127	1,460,353
Asset-backed and mortgage-backed Securities	903,287	866,715	1,083,891	994,148

Total	$2,836,299	$2,816,536	$2,553,018	$2,454,501

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At June 30, 2009, approximately $276,955 (December 31, 2008: $199,186) of letters of credit were issued and outstanding under this facility for which $358,157 of investments were pledged as collateral (December 31, 2008: $258,573). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. At June 30, 2009, $100,000 (December 31, 2008: $100,000) of letters of credit were issued and outstanding under this facility for which $127,731 of investments were pledged as collateral (December 31, 2008: $144,149). In addition, $26,773,829 of investments are held in trust at June 30, 2009 (December 31, 2008: $1,100,235). Of those, $1,093,233 are held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2008: $1,032,267).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at June 30, 2009, the Company had $165,565 (December 31, 2008: $103,266) in securities on loan. During the six months ended June 30, 2009, the Company recorded a $4,306 unrealized gain on this collateral on its Statements of Operations (June 30, 2008: unrealized loss $895).
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 15.5 days (December 31, 2008: 26.7 days). As at June 30, 2009, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$24,328	$—	$24,328
Asset-backed securities	—	13,466	—	13,466
Short-term investments	75,194	53,508	—	128,702

Total	$75,194	$91,302	$—	$166,496

As at December 31, 2008, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$57,574	$—	$57,574
Asset-backed securities	—	18,228	—	18,228
Short-term investments	7,390	15,762	—	23,152

Total	$7,390	$91,564	$—	$98,954

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at June 30, 2009 and December 31, 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2009		December 31, 2008
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$66,942	40.2%	$45,137	45.7%
AA	17,392	10.4%	37,608	37.9%
A	6,820	4.1%	8,729	8.8%
NR	148	0.1%	90	0.1%

	91,302	54.8%	91,564	92.5%
NR- Cash (1)	75,194	45.2%	7,390	7.5%

Total	$166,496	100.0%	$98,954	100.0%

(1)	This amount relates to cash and is therefore not a rated security.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at June 30, 2009 and December 31, 2008 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated fair
	cost	fair value	cost	value
Due in one year or less	$129,180	$128,702	$24,390	$23,152
Due after one year through five years	39,743	37,794	81,298	75,802

Total	$168,923	$166,496	$105,688	$98,954

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
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 99.6% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at June 30, 2009 were from reinsurers rated A- or better and included $57,224 of IBNR recoverable (December 31, 2008: $71,580). Reinsurance recoverables by reinsurer are as follows:

	June 30, 2009		December 31, 2008
	Reinsurance		Reinsurance
	recoverable	% of Total	recoverable	% of Total
Top 10 reinsurers	$188,303	91.3%	$198,403	94.4%
Other reinsurers balances > $1 million	12,177	5.9%	8,987	4.3%
Other reinsurers balances < $1 million	5,810	2.8%	2,794	1.3%

Total	$206,290	100.0%	$210,184	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

		June 30, 2009
		Reinsurance
Top 10 Reinsurers	Rating	recoverable	% of Total
Fully collateralized reinsurers	NR	$74,131	39.4%
Hannover Re	AA-	33,860	18.0%
Lloyd’s syndicates	A+	28,427	15.1%
Allianz	AA	12,891	6.9%
Munich Re	AA-	12,135	6.4%
Swiss Re	A+	10,968	5.8%
Aspen	A	6,311	3.4%
Transatlantic Re	A+	3,435	1.8%
Platinum Underwriters	A	3,415	1.8%
Axa	AA	2,730	1.4%

Total		$188,303	100.0%

		December 31, 2008
		Reinsurance
Top 10 Reinsurers	Rating	recoverable	% of Total
Fully collateralized reinsurers	NR	$83,511	41.9%
Hannover Re	AA-	32,855	16.6%
Lloyd’s syndicates	A+	25,533	12.9%
Allianz	AA	14,988	7.6%
Swiss Re	AA-	13,207	6.7%
Munich Re	AA-	12,813	6.5%
Aspen	A	6,040	3.0%
Platinum Underwriters	A	3,270	1.6%
Transatlantic Re	A+	3,096	1.6%
Axa	AA	3,090	1.6%

Total		$198,403	100.0%

     At June 30, 2009 and December 31, 2008, the provision for uncollectible reinsurance relating to losses recoverable was $3,085, and $3,228, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $206,290 reinsurance recoverable at June 30, 2009, $74,131 was fully collateralized (December 31, 2008: $83,511).
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
b) Collateralized quota share retrocession treaties
     On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the three months ended June 30, 2009 and 2008 Validus Re ceded $209 and $2,828 of premiums written through this agreement respectively. The earned portions of premiums ceded for the three months ended June 30, 2009 and 2008 were $209 and $3,721 respectively. For the six months ended June 30, 2009 and 2008 Validus Re

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
ceded $1,099 and $14,560 of premiums written through this agreement respectively. The earned portions of premiums ceded for the six months ended June 30, 2009 and 2008 were $1,280 and $6,485 respectively.
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
     The following table is a summary of the common shares issued and outstanding:

Common shares
Common shares outstanding, December 31, 2008	75,624,697
Restricted share awards vested	246,585
Employee seller shares vested	42,349
Options exercised	—
Warrants exercised	237,842

Common shares outstanding, June 30, 2009	76,151,473

Common shares
Common shares outstanding, December 31, 2007	74,199,836
Restricted share awards vested	777,953
Employee seller shares vested	515,103
Options exercised	112,825
Warrants exercised	18,980

Common shares outstanding, December 31, 2008	75,624,697

b) Warrants
     During the three and six months ended June 30, 2009, 728,010 warrants were exercised which resulted in the net share issuance of 237,842 common shares. During the three months ended June 30, 2008, 13,068 warrants were exercised which resulted in the net share issuance of 13,067 common shares. During the six months ended June 30, 2008, 31,580 warrants were exercised which resulted in the net share issuance of 18,980 common shares.
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at June 30, 2009 were 4,508 (December 31, 2008: 4,430).
d) Dividends
     On May 4, 2009, the Company announced a quarterly cash dividend of $0.20 (2008: $0.20) per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 30, 2009 to holders of record on June 15, 2009.
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

(Expressed in thousands of U.S. dollars, except share and per share information)
Directors. No SARs, performance shares, performance units or dividend equivalents have been granted to date. Grant prices are established at the estimated fair market value of the Company’s common shares at the date of grant.
b) LTIP options
     Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest ratably over five years from the date of grant. No options were granted since the year ended December 31, 2008. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for all grants to date:

	Weighted average risk	Weighted average	Expected life	Expected
Year	free interest rate	dividend yield	(years)	volatility
2007 and prior years	4.5%	0.00%	7	30%
2008	3.5%	3.20%	7	30%
     Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options met the requirement as set out in the bulletin.
     Share compensation expenses of $918 were recorded for the three months ended June 30, 2009 (2008: $1,068). Share compensation expenses of $1,975 were recorded for the six months ended June 30, 2009 (2008: $2,091). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the six months ended June 30, 2009 was as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(6,536)	10.30	20.39

Options outstanding, June 30, 2009	2,793,402	$7.56	$18.22

Options exercisable at June 30, 2009	1,531,092	$7.52	$17.92

     Activity with respect to options for the year ended December 31, 2008 was as follows:

		Weighted	Weighted average
		average grant	grant date
	Options	date fair value	exercise price
Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(112,825)	7.38	17.57
Options forfeited	(12,579)	8.56	18.69

Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23

Options exercisable at December 31, 2008	1,396,353	$7.46	$17.63

     At June 30, 2009, there were $6,857 (December 31, 2008: $9,139) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.8 years (December 31, 2008: 2.2 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
c) LTIP restricted shares
     Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $4,074 were recorded for the three months ended June 30, 2009 (2008: $3,625). Share compensation expenses of $8,386 were recorded for the six months ended June 30, 2009 (2008: $6,567). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the six months ended June 30, 2009 was as follows:

		Weighted
		average grant
	Restricted shares	date fair value
Restricted shares outstanding, December 31, 2008	2,307,402	$22.73
Restricted shares granted	280,073	24.70
Restricted shares vested	(291,328)	22.00
Restricted shares forfeited	(3,989)	21.29

Restricted shares outstanding, June 30, 2009	2,292,158	$23.06

     Activity with respect to unvested restricted shares for the period ended December 31, 2008 was as follows:

		Weighted
		average grant
	Restricted shares	date fair value
Restricted shares outstanding, December 31, 2007	2,158,220	$20.44
Restricted shares granted	1,007,083	24.09
Restricted shares vested	(822,370)	18.55
Restricted shares forfeited	(35,531)	21.87

Restricted shares outstanding, December 31, 2008	2,307,402	$22.73

     At June 30, 2009, there were $35,650 (December 31, 2008: $35,915) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.8 years (December 31, 2008: 3.2 years).
d) Employee seller shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot, the Company issued 1,209,741 restricted shares to Talbot employees (the “employee seller shares”). Upon consummation of the acquisition, the employee seller shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the employee seller shares are subject to a restricted period during which they are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of employee seller shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the employee seller shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished. Share compensation expenses of $619 were recorded for the three months ended June 30, 2009 (2008: $2,567). Share compensation expenses of $2,588 were recorded for the six

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
months ended June 30, 2009 (2008: $5,134). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested employee seller shares for the six months ended June 30, 2009 was as follows:

		Weighted
		average grant
	Employee seller shares	date fair value
Employee seller shares outstanding, December 31, 2008	663,375	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(42,349)	22.01
Employee seller shares forfeited	(3,799)	22.01

Employee seller shares outstanding, June 30, 2009	617,227	$22.01

     Activity with respect to unvested employee seller shares for the year ended December 31, 2008 was as follows:

		Weighted
		average grant
	Employee seller shares	date fair value
Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(515,103)	22.01
Employee seller shares forfeited	(31,263)	22.01

Employee seller shares outstanding, December 31, 2008	663,375	$22.01

     At June 30, 2009, there were $9,904 (December 31, 2008: $12,157) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.0 years (December 31, 2008: 2.5 years).
e) Restricted share units
     Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $21 were recorded for the three months ended June 30, 2009 (2008: $11). Share compensation expenses of $37 were recorded for the six months ended June 30, 2009 (2008: $14) related to restricted share units. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted share units for the six months ended June 30, 2009 was as follows:

		Weighted
	Restricted	average grant
	share units	date fair value
Restricted share units outstanding, December 31, 2008	11,853	$25.28
Restricted share units granted	4,044	25.03
Restricted share units vested	(1,569)	24.84
Restricted share units forfeited	—	—

Restricted share units outstanding, June 30, 2009	14,328	$25.25

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested restricted share units for the year ended December 31, 2008 was as follows:

Weighted
	Restricted	average grant
	share Units	date fair value
Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	11,853	25.28
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2008	11,853	$25.28

     At June 30, 2009, there were $282 (December 31, 2008: $227) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 3.2 years (December 31, 2008: 4.3 years). Additional restricted share units are issued in lieu of accrued dividends from unvested restricted share units. As at June 30, 2009 restricted share units issued in lieu of dividends were 592 (December 31, 2008: 368).
f) Share compensation expenses
     The breakdown of share compensation expenses was as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
LTIP options	$918	$1,068	$1,975	$2,091
LTIP restricted shares	4,074	3,625	8,386	6,567
LTIP restricted share units	21	11	37	14
Employee seller shares	619	2,567	2,588	5,134

Total	$5,632	$7,271	$12,986	$13,806

7. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at June 30, 2009 was:

	Commitment	Outstanding	(1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000		$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300		154,300
$200,000 unsecured letter of credit facility	200,000	—		—
$500,000 secured letter of credit facility	500,000	276,955		—
Talbot FAL facility (2)	100,000	100,000		—
Talbot third party FAL facility (2)	121,515	121,515		—

Total	$1,271,515	$802,770		$304,300

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The financing structure at December 31, 2008 was:

	Commitment	Outstanding	(1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000		$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300		154,300
$200,000 unsecured letter of credit facility	200,000	—		—
$500,000 secured letter of credit facility	500,000	199,186		—
Talbot FAL facility (2)	100,000	100,000		—
Talbot third party FAL facility (2)	144,015	144,015		—

Total	$1,294,015	$747,501		$304,300

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Finance expenses for the three months ended June 30, 2009, was $10,752 (2008: $12,762). Finance expenses for the six months ended June 30, 2009, was $18,475 (2008: $34,279). Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	$7,177	$7,177
8.480% Junior Subordinated Deferrable Debentures	3,348	3,650	6,696	8,008
Credit facilities	476	123	840	474
Talbot letter of credit facilities	42	62	105	125
Talbot other interest	—	(19)	—	112
Talbot third party FAL facility	3,297	5,357	3,657	18,383

Total	$10,752	$12,762	$18,475	$34,279

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

(Expressed in thousands of U.S. dollars, except share and per share information)
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
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures assuming that the Company exercises its call option at the earliest opportunity are as follows:

2009	$13,344
2010	26,688
2011	169,887
2012	160,842
2013 and thereafter	—

Total minimum future payments	$370,761

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

(Expressed in thousands of U.S. dollars, except share and per share information)
dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others.
     As of June 30, 2009 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the credit facilities.
     As of June 30, 2009, we had $276,955 in outstanding letters of credit under our five-year secured letter of credit facility (December 31, 2008: $199,186) and no amounts were outstanding under our three-year unsecured facility (December 31, 2008: $nil).
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
     The Talbot FAL Facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of June 30, 2009 the Company had $100,000 in outstanding letters of credit under this facility and was in compliance with all covenants and restrictions.
d) Funds at Lloyd’s
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at June 30, 2009 supporting the 2009 underwriting year amount to $346,750 all of which is provided by the Company. A third party FAL facility comprising $121,515 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on that year.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
8. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At June 30, 2009, 4.3% of the portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.6% of our investment portfolio, other than with respect to government and agency securities.
b) Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at June 30, 2009 amounted to $346,750 (December 31, 2008: $351,394).
     The FAL are provided for each year of account as follows:

	2009	2008
	Underwriting year	Underwriting year
Talbot FAL facility	$100,000	$100,000
Group funds	246,750	216,483

Total	$346,750	$316,483

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
c) Lloyd’s central fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s central fund. If Lloyd’s determines that the central fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2009 estimated premium income at Lloyd’s of £400,000, the June 30, 2009 exchange rate of £1 equals $1.65 and assuming the maximum 3% assessment the Company would be assessed approximately $19,800.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
9. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
a)	The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of Company’s investment portfolio. Merril Lynch is a shareholder of Blackrock. Merrill Lynch entities, which are now wholly-owned subsidiaries of Bank of America Corp, own 6,134,530 non-voting shares in the Company, hold warrants to purchase 1,067,187 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Merrill Lynch’s warrants are convertible to non-voting shares. Under the terms of the investment manager agreement with Blackrock, the Company incurred expenses of $527 during the three months ended June 30, 2009 (2008: $613) and $978 during the six months ended June 30, 2009 (2008: $1,223), of which $896 was included in accounts payable and accrued expenses at June 30, 2009 (December 31, 2008: $584).
b)	The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. The Company incurred expenses of $368 during the three months ended June 30, 2009 (2008: $364) and $726 during the six months ended June 30, 2009 (2008: $747), of which $310 was included in accounts payable and accrued expenses at June 30, 2009 (December 31, 2008: $641).
c)	Vestar Capital entities, which own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares, are shareholders of PARIS RE Holdings Limited (“Paris Re”), and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $28 during the three months ended June 30, 2009 (2008: $nil) and $6,634 during the six months ended June 30, 2009 (2008: $6,079), of which $6,986 was included in premiums receivable at June 30, 2009 (December 31, 2008: $4,412). The earned premium adjustments of $1,710 (2008: $776) and $3,416 (2008: $1,553) was recorded for the three and six months ended June 30, 2009, respectively.
d)	Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,886,342 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with Group Ark, the Company recognized $nil (2008: $nil) of gross premiums written and $nil (2008: $nil) of reinsurance premiums ceded during the three months ended June 30, 2009 and recognized $nil (2008: $688) of gross premiums written and $800 (2008: $1.098) of reinsurance premiums ceded during the six months ended June 30, 2009, of which $500 was included in reinsurance balances payable at June 30, 2009 (December 31, 2008: $60).
e)	Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to indirectly facilitate the provision of Funds at Lloyd’s (“FAL”). The Company paid $115 of finance expenses to such management and staff in respect of such provision of FAL for the three months ended June 30, 2009 (2008: $182) and $143 for the six months ended June 30, 2009 (2008: $579), all of which was included in accounts payable and accrued expenses at June 30, 2009 (December 31, 2008: $803). An amount of $nil was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the three months ended June 30, 2009 (2008: $nil). An amount of $16 was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the six months ended June 30, 2009 (2008: $2).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
10. Earnings per share
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share
Net income	$137,563	$75,921	$232,470	$142,396
Less: Dividends and distributions declared on outstanding warrants	(1,590)	(1,739)	(3,326)	(3,478)

Net income available to common shareholders	$135,973	$74,182	$229,144	$138,918

Weighted average shares — basic common shares outstanding	76,138,038	74,233,425	75,941,308	74,221,398

Basic earnings per share	$1.79	$1.00	3.02	$1.87

Diluted earnings (loss) per share
Net income	$137,563	$75,921	$232,470	$142,396
Less: Dividends and distributions declared on outstanding warrants	—	—	—	—

Net income available to common shareholders	$137,563	$75,921	$232,470	$142,396

Weighted average shares — basic common shares outstanding	76,138,038	74,233,425	75,941,308	74,221,398
Share equivalents:
Warrants	1,806,372	1,631,819	2,056,733	2,074,835
Stock options	300,405	32,894	333,955	171,366
Unvested restricted shares	697,250	1,359,407	690,359	1,326,037

Weighted average shares — diluted common shares outstanding	78,942,065	77,257,545	79,022,355	77,793,636

Diluted earnings per share	$1.74	$0.98	$2.94	$1.83

     Share equivalents that would result in the issuance of common shares of 198,500 and 192,534 were outstanding for the three months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Share equivalents that would result in the issuance of common shares of 179,713 and 63,021 were outstanding for the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
11. Subsequent Event
     On July 9, 2009, the Company, Validus Ltd. (a wholly owned subsidiary of the Company) and IPC Holdings, Ltd. (“IPC”) entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”), pursuant to which, subject to the terms and conditions therein, Validus Ltd. will amalgamate with IPC (the “Amalgamation”). After the effective time of the Amalgamation, the IPC’s shareholders will have the right to receive 0.9727 Validus voting common shares, par value $0.175 per share, $7.50 in cash, less any applicable withholding tax and without interest, and cash in lieu of fractional shares in exchange for each common share of IPC they hold, unless they exercise appraisal rights.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The closing of the Amalgamation is subject to customary closing conditions, including the Company and IPC shareholder approvals. Aquiline Capital Partners LLC, Vestar Capital Partners, and New Mountain Capital, LLC, which collectively owned approximately 38% of Validus’ outstanding voting common shares as of July 27, 2009, have agreed to vote in favor of the issuance of Validus shares in connection with the transaction. Upon closing of the transaction, the Company’s current shareholders will own approximately 62% of the combined company on a fully diluted basis, with IPC shareholders owning approximately 38%.
     The boards of directors of both the Company and IPC have adopted the Amalgamation Agreement, and have deemed it fair, advisable and in the best interests of their respective companies and shareholders to enter into the Amalgamation Agreement and to consummate the transactions contemplated thereby.
     The Amalgamation Agreement contains specified termination rights for the parties. The Amalgamation Agreement also provides that, if the Amalgamation Agreement is terminated under certain circumstances, the Company will be required to pay IPC a termination fee of $16,000 or IPC will be required to pay the Company a termination fee of $16,000.
     On the same day as the execution and delivery of the Amalgamation Agreement, (1) IPC paid to Max Capital Ltd. (“Max”) $50,000 in respect of the termination fee under its amalgamation agreement with Max, and (2) Validus paid to IPC $50,000 in respect of and in reliance upon such payment by IPC to Max. In certain circumstances more fully described in the Amalgamation Agreement, IPC will be required to repay such amount to Validus in the event the Amalgamation Agreement is terminated.
     A copy of the Amalgamation Agreement is referenced as Exhibit 10.1 hereto and is incorporated herein by reference. The description herein of the Amalgamation Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to Amalgamation Agreement.
     The Amalgamation Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, Validus Ltd., IPC or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Amalgamation Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Amalgamation Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Amalgamation Agreement instead of establishing these matters as facts (such disclosures include information that has been included in IPC’s and the Company’s public disclosures, as well as additional non-public information); and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third party beneficiaries under the Amalgamation Agreement (except for the right to receive the transaction consideration from and after the consummation of the Amalgamation) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of IPC, the Company or Validus Ltd. or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Amalgamation Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
     In connection with the signing of the Amalgamation Agreement, the Company has withdrawn and terminated its exchange offer for all of the outstanding common shares of IPC and has instructed BNY Mellon Shareowner Services to promptly return all IPC common shares previously tendered to the Company. Additionally, the Company has terminated its solicitation efforts in connection with its other previously announced alternative steps to complete a transaction with IPC, including a scheme of arrangement and calling of a special meeting of IPC shareholders.
     On August 6, 2009, the Company filed with the SEC and announced that it will begin mailing, a joint proxy statement/prospectus in connection with the Amalgamation. The Company’s special general meeting of shareholders will be held on September 4, 2009. The Company expects the Amalgamation to close promptly following the receipt of the Company’s and IPC’s shareholder approvals, subject to the satisfaction or waiver of all closing conditions.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     On July 24, 2009, the Company announced that it has entered into the Second Amendment to each of its $500,000 five-year secured letter of credit facility and $200,000 three-year unsecured facility, and the First Amendment to its $100,000 Talbot FAL facility to amend a specific investment restriction clause to permit the completion of the IPC amalgamation agreement. The amendment also modifies and updates certain pricing and covenant terms.
     The Company has evaluated subsequent events from the balance sheet date through to August 7, 2009.
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
Validus Re
     The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace, nuclear, terrorism, life and accident & health and workers’ compensation catastrophe.
Talbot
The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock & livestock, accident & health classes of business on an insurance or facultative reinsurance basis. Principally property, aerospace and marine classes of business on a treaty reinsurance basis.
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

(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate and
			other
			reconciling
Three months ended June 30, 2009	Validus Re	Talbot	items	Total
Gross premiums written	$199,560	$235,113	$(9,641)	$425,032
Reinsurance premiums ceded	(43,070)	(28,862)	9,641	(62,291)

Net premiums written	156,490	206,251	—	362,741
Change in unearned premiums	7,207	(41,748)	—	(34,541)

Net premiums earned	163,697	164,503	—	328,200
Losses and loss expenses	41,121	83,630	—	124,751
Policy acquisition costs	29,120	36,114	(796)	64,438
General and administrative expenses	14,149	21,927	5,124	41,200
Share compensation expenses	1,548	2,098	1,986	5,632

Underwriting income (loss)	$77,759	$20,734	$(6,314)	$92,179

Net investment income	20,783	7,693	(1,513)	26,963
Net realized (losses) on investments	(2,140)	(510)	—	(2,650)
Net unrealized gains on investments	35,793	1,456	—	37,249
Foreign exchange gains	1,827	6,549	56	8,432
Other income (expenses)	902	911	(796)	1,017
Finance expenses	(477)	(3,339)	(6,936)	(10,752)
Transaction expenses	—	—	(15,851)	(15,851)

Net income (loss) before taxes	134,447	33,494	(31,354)	136,587

Income tax (expenses) benefit	(28)	1,004	—	976

Net income (loss)	$134,419	$34,498	$(31,354)	$137,563

Loss and loss expense ratio (1)	25.1%	50.8%		38.0%
Policy acquisition cost ratio(1)	17.8%	22.0%		19.6%
General and administrative expense ratio(1)	9.6%	14.6%		14.3%

Expense ratio	27.4%	36.6%		33.9%

Combined ratio(1)	52.5%	87.4%		71.9%

Total assets	$3,013,433	$1,988,037	$6,980	$5,008,450

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate and
			other
			reconciling
Three months ended June 30, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$187,820	$197,235	$(5,136)	$379,919
Reinsurance premiums ceded	(1,208)	(5,327)	5,136	(1,399)

Net premiums written	186,612	191,908	—	378,520
Change in unearned premiums	(22,500)	(46,722)	—	(69,222)

Net premiums earned	164,112	145,186	—	309,298
Losses and loss expenses	48,677	73,412	—	122,089
Policy acquisition costs	25,309	31,134	(24)	56,419
General and administrative expenses	9,955	19,787	4,170	33,912
Share compensation expenses	1,597	1,126	4,548	7,271

Underwriting income (loss)	$78,574	$19,727	$(8,694)	$89,607

Net investment income	25,725	11,726	(1,016)	36,435
Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized (losses) gains on investments	(3,260)	835	—	(2,425)
Net unrealized (losses) on investments	(24,059)	(18,923)	—	(42,982)
Foreign exchange (losses) gains	(403)	1,314	—	911
Other income (expenses)	24	1,462	(24)	1,462
Finance expenses	(88)	(5,400)	(7,274)	(12,762)

Net income (loss) before taxes	76,513	10,741	(8,256)	78,998

Income tax (expenses)	(20)	(3,057)	—	(3,077)

Net income (loss)	$76,493	$7,684	$(8,256)	$75,921

Loss and loss expense ratio (1)	29.7%	50.6%		39.5%
Policy acquisition cost ratio(1)	15.4%	21.4%		18.2%
General and administrative expense ratio(1)	7.0%	14.4%		13.3%

Expense ratio	22.4%	35.8%		31.5%

Combined ratio(1)	52.1%	86.4%		71.0%

Total assets	$2,784,016	$1,781,576	$4,150	$4,569,742

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate and
			other
			reconciling
Six months ended June 30, 2009	Validus Re	Talbot	items	Total
Gross premiums written	$609,686	$463,033	$(37,795)	$1,034,924
Reinsurance premiums ceded	(56,359)	(116,239)	37,795	(134,803)

Net premiums written	553,327	346,794	—	900,121
Change in unearned premiums	(215,183)	(37,979)	—	(253,162)

Net premiums earned	338,144	308,815	—	646,959
Losses and loss expenses	96,583	160,002	—	256,585
Policy acquisition costs	57,697	69,271	(1,081)	125,887
General and administrative expenses	27,941	42,141	9,197	79,279
Share compensation expenses	3,220	4,433	5,333	12,986

Underwriting income (loss)	$152,703	$32,968	$(13,449)	$172,222

Net investment income	41,569	15,187	(3,021)	53,735
Net realized (losses) on investments	(19,679)	(6,392)	—	(26,071)
Net unrealized gains on investments	54,800	4,602	—	59,402
Foreign exchange (losses) gains	(1,380)	5,556	56	4,232
Other income (expenses)	1,187	1,668	(1,081)	1,774
Finance expenses	(840)	(3,762)	(13,873)	(18,475)
Transaction expenses	—	—	(15,851)	(15,851)

Net income (loss) before taxes	228,360	49,827	(47,219)	230,968

Income tax (expenses) benefit	(66)	1,568	—	1,502

Net income (loss)	$228,294	$51,395	$(47,219)	$232,470

Loss and loss expense ratio (1)	28.6%	51.8%		39.7%
Policy acquisition cost ratio(1)	17.1%	22.4%		19.5%
General and administrative expense ratio(1)	9.2%	15.1%		14.3%

Expense ratio	26.3%	37.5%		33.8%

Combined ratio(1)	54.9%	89.3%		73.5%

Total assets	$3,013,433	$1,988,037	$6,980	$5,008,450

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate and
			Other
			reconciling
Six months ended June 30, 2008	Validus Re	Talbot	items	Total
Gross premiums written	$518,869	$399,028	$(16,384)	$901,513
Reinsurance premiums ceded	(24,951)	(77,732)	16,384	(86,299)

Net premiums written	493,918	321,296	—	815,214
Change in unearned premiums	(186,151)	(27,901)	—	(214,052)

Net premiums earned	307,767	293,395	—	601,162
Losses and loss expenses	107,591	154,522	—	262,113
Policy acquisition costs	45,712	67,432	(24)	113,120
General and administrative expenses	19,334	40,710	10,975	71,019
Share compensation expenses	2,823	2,102	8,881	13,806

Underwriting income (loss)	$132,307	$28,629	$(19,832)	$141,104

Net investment income	50,752	22,708	(982)	72,478
Net realized (losses) gains on investments	(1,183)	6,502	—	5,319
Net unrealized (losses) on investments	(42,671)	(15,288)	—	(57,959)
Realized gain on repurchase of debentures	—	—	8,752	8,752
Foreign exchange gains	7,272	1,818	—	9,090
Other income (expenses)	24	2,397	(24)	2,397
Finance expenses	(442)	(18,620)	(15,217)	(34,279)

Net income (loss) before taxes	146,059	28,146	(27,303)	146,902

Income tax (expenses)	(48)	(4,458)	—	(4,506)

Net income (loss)	$146,011	$23,688	$(27,303)	$142,396

Loss and loss expense ratio (1)	35.0%	52.7%		43.6%
Policy acquisition cost ratio(1)	14.9%	23.0%		18.8%
General and administrative expense ratio(1)	7.1%	14.6%		14.1%

Expense ratio	22.0%	37.6%		32.9%

Combined ratio(1)	57.0%	90.3%		76.5%

Total assets	$2,784,016	$1,781,576	$4,150	$4,569,742

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three months ended June 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$127,975	$24,480	$(259)	$152,196	35.8%

Worldwide excluding United States (1)	12,445	67,581	(1,593)	78,433	18.4%
Europe	6,126	17,595	(551)	23,170	5.5%
Latin America and Caribbean	7,900	15,646	(6,631)	16,915	4.0%
Japan	15,500	3,256	—	18,756	4.4%
Canada	112	2,219	(112)	2,219	0.5%

Sub-total, non United States	42,083	106,297	(8,887)	139,493	32.8%

Worldwide including United States (1)	19,557	16,461	(393)	35,625	8.4%
Marine and Aerospace (2)	9,945	87,875	(102)	97,718	23.0%

Total	$199,560	$235,113	$(9,641)	$425,032	100.0%

	Three months ended June 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$132,341	$18,347	$(5,136)	$145,552	38.3%

Worldwide excluding United States (1)	662	58,939	—	59,601	15.7%
Europe	5,391	15,343	—	20,734	5.5%
Latin America and Caribbean	1,264	9,727	—	10,991	2.9%
Japan	9,093	2,335	—	11,428	3.0%
Canada	—	3,095	—	3,095	0.8%

Sub-total, non United States	16,410	89,439	—	105,849	27.9%

Worldwide including United States (1)	29,632	21,226	—	50,858	13.4%
Marine and Aerospace (2)	9,437	68,223	—	77,660	20.4%

Total	$187,820	$197,235	$(5,136)	$379,919	100.0%

	Six months ended June 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$284,859	$46,893	$(5,087)	$326,665	31.6%

Worldwide excluding United States (1)	40,214	127,191	(9,282)	158,123	15.3%
Europe	47,358	37,908	(3,213)	82,053	7.9%
Latin America and Caribbean	20,119	32,596	(14,893)	37,822	3.6%
Japan	16,707	3,707	—	20,414	2.0%
Canada	652	6,378	(652)	6,378	0.6%

Sub-total, non United States	125,050	207,780	(28,040)	304,790	29.4%

Worldwide including United States (1)	54,251	31,062	(2,287)	83,026	8.0%
Marine and Aerospace (2)	145,526	177,298	(2,381)	320,443	31.0%

Total	$609,686	$463,033	$(37,795)	$1,034,924	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Six months ended June 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$260,193	$37,078	$(16,384)	$280,887	31.1%

Worldwide excluding United States (1)	26,541	117,236	—	143,777	15.9%
Europe	39,734	31,010	—	70,744	7.8%
Latin America and Caribbean	5,635	15,527	—	21,162	2.3%
Japan	9,448	2,898	—	12,346	1.4%
Canada	—	5,715	—	5,715	0.6%

Sub-total, non United States	81,358	172,386	—	253,744	28.0%

Worldwide including United States (1)	64,912	37,272	—	102,184	11.3%
Marine and Aerospace (2)	112,406	152,292	—	264,698	29.6%

Total	$518,869	$399,028	$(16,384)	$901,513	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and the Company’s consolidated financial condition and liquidity and capital resources at June 30, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Executive Overview
     The Company underwrites from two distinct global operating subsidiaries, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating subsidiary, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) which writes short-tail insurance products on a worldwide basis, and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yachts and onshore energy business on behalf of the Talbot syndicate and others.
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
     On July 9, 2009, the Company, Validus Ltd. (a wholly owned subsidiary of the Company) and IPC Holdings, Ltd. (“IPC”) entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”), pursuant to which, subject to the terms and conditions therein, Validus Ltd. will amalgamate with IPC (the “Amalgamation”). After the effective time of the Amalgamation, the IPC’s shareholders will have the right to receive 0.9727 the Company’s voting common shares, par value $0.175 per share, $7.50 in cash, less any applicable withholding tax and without interest, and cash in lieu of fractional shares in exchange for each common share of IPC they hold, unless they exercise appraisal rights.
     The closing of the Amalgamation is subject to customary closing conditions, including the Company and IPC shareholder approvals. Aquiline Capital Partners LLC, Vestar Capital Partners, and New Mountain Capital, LLC, which collectively owned approximately 38% of the Company’s outstanding voting common shares as of July 27, 2009, have agreed to vote in favor of the issuance of the Company’s shares in connection with the transaction. Upon closing of the transaction, the Company’s current shareholders will own approximately 62% of the combined company on a fully diluted basis, with IPC shareholders owning approximately 38%.
     The boards of directors of both the Company and IPC have adopted the Amalgamation Agreement, and have deemed it fair, advisable and in the best interests of their respective companies and shareholders to enter into the Amalgamation Agreement and to consummate the transactions contemplated thereby.

     The Amalgamation Agreement contains specified termination rights for the parties. The Amalgamation Agreement also provides that, if the Amalgamation Agreement is terminated under certain circumstances, the Company will be required to pay IPC a termination fee of $16 million or IPC will be required to pay the Company a termination fee of $16 million.
     On the same day as the execution and delivery of the Amalgamation Agreement, (1) IPC paid to Max Capital Ltd. (“Max”) $50 million in respect of the termination fee under its amalgamation agreement with Max, and (2) the Company paid to IPC $50 million in respect of and in reliance upon such payment by IPC to Max. In certain circumstances more fully described in the Amalgamation Agreement, IPC will be required to repay such amount to the Company in the event the Amalgamation Agreement is terminated.
     A copy of the Amalgamation Agreement is referenced as Exhibit 10.1 hereto and is incorporated herein by reference. The description herein of the Amalgamation Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to Amalgamation Agreement.
     The Amalgamation Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, Validus Ltd., IPC or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Amalgamation Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Amalgamation Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Amalgamation Agreement instead of establishing these matters as facts (such disclosures include information that has been included in IPC’s and the Company’s public disclosures, as well as additional non-public information); and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third party beneficiaries under the Amalgamation Agreement (except for the right to receive the transaction consideration from and after the consummation of the Amalgamation) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of IPC, the Company or Validus Ltd. or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Amalgamation Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
     In connection with the signing of the Amalgamation Agreement, the Company has withdrawn and terminated its previously announced exchange offer for all of the outstanding common shares of IPC and has instructed BNY Mellon Shareowner Services to promptly return all IPC common shares previously tendered to the Company. Additionally, the Company has terminated its solicitation efforts in connection with its other previously announced alternative steps to complete a transaction with IPC, including a scheme of arrangement and calling of a special meeting of IPC shareholders.
     On August 6, 2009, the Company filed with the SEC and announced that it will begin mailing, a joint proxy statement/prospectus in connection with the Amalgamation. The Company’s special general meeting of shareholders will be held on September 4, 2009. The Company expects the Amalgamation to close promptly following the receipt of the Company’s and IPC’s shareholder approvals, subject to the satisfaction or waiver of all closing conditions.
Business Outlook and Trends
     The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the years ended December 31, 2007 and 2008, the Company had experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers has increased the supply of insurance and reinsurance which has resulted in a softening of rates in most lines. However, during 2008, the insurance and reinsurance industry incurred material losses and capital declines due to Hurricanes Ike and Gustav and the global financial crisis.
     In the wake of these events, the January 2009 renewal season saw decreased competition and increased premium rates due to relatively scarce capital and increased demand. During 2009, the Company observed reinsurance demand stabilization and modest increases in credit market liquidity. The July 2009 renewal season continued to show notable rate increases as compared to the July 2008 renewal season. Validus Re gross premiums written at January 1, 2009 grew by 26.0% from the prior year and for the six month period ended June 30, 2009 Validus Re gross premiums written grew by 17.5% from the comparable period in the prior year. This increase was largely due to rate increases coupled with modest exposure growth.
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

	Three months ended		Six months ended		Year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2009	2008	2009	2008	2008
Annualized return on average equity	26.4%	15.0%	22.8%	14.3%	2.7%
     The increases in annualized return on average equity were driven primarily by increased net income for the three and six month periods ended June 30, 2009. Net income for the three months ended June 30, 2009 increased by $61.6 million or 81.2% compared to the three months ended June 30, 2008. Net income for the six months ended June 30, 2009 increased by $90.1 million or 63.3% compared to the six months ended June 30, 2008.
     Annualized return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $2.30, or 9.7%, from $23.78 at December 31, 2008 to $26.08 at June 30, 2009. The increase was substantially due to earnings generated in the six months ended June 30, 2009, partially offset by dividend payments totaling $0.40 per share and per share equivalent in the period. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.20 per common share in each of the first two quarters of 2009. On July 28, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on September 30, 2009 to holders of record on August 20, 2009.
     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended June 30, 2009 and 2008 was $92.2 million and $89.6 million, respectively. Underwriting income for the six months ended

June 30, 2009 and 2008 was $172.2 million and $141.1 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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

     The following table presents results of operations for the three and six ended June 30, 2009 and 2008:

	Three months ended	Three months ended	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gross premiums written	$425,032	$379,919	$1,034,924	$901,513
Reinsurance premiums ceded	(62,291)	(1,399)	(134,803)	(86,299)

Net premiums written	362,741	378,520	900,121	815,214
Change in unearned premiums	(34,541)	(69,222)	(253,162)	(214,052)

Net premiums earned	328,200	309,298	646,959	601,162

Losses and loss expenses	124,751	122,089	256,585	262,113
Policy acquisition costs	64,438	56,419	125,887	113,120
General and administrative expenses	41,200	33,912	79,279	71,019
Share compensation expense	5,632	7,271	12,986	13,806

Total underwriting expenses	236,021	219,691	474,737	460,058

Underwriting income (1)	92,179	89,607	172,222	141,104
Net investment income	26,963	36,435	53,735	72,478
Other income	1,017	1,462	1,774	2,397
Finance (expenses)	(10,752)	(12,762)	(18,475)	(34,279)

Operating income before taxes	109,407	114,742	209,256	181,700

Income tax benefit (expense)	976	(3,077)	1,502	(4,506)

Operating income after tax	110,383	111,665	210,758	177,194

Net realized gains (losses) on investments	(2,650)	(2,425)	(26,071)	5,319
Net unrealized gains (losses) on investments	37,249	(42,982)	59,402	(57,959)
Realized gain on repurchase of debentures	—	8,752	—	8,752
Foreign exchange gains (losses)	8,432	911	4,232	9,090
Transaction (expenses)	(15,851)	—	(15,851)	—

Net income after taxes	$137,563	$75,921	$232,470	$142,396

Comprehensive income
Foreign currency translation adjustments	3,993	10	3,797	77

Comprehensive income	$141,556	$75,931	$236,267	$142,473

Selected ratios
Net premiums written/ Gross premiums written	85.3%	99.6%	87.0%	90.4%
Losses and loss expenses ratio	38.0%	39.5%	39.7%	43.6%
Policy acquisition cost ratio	19.6%	18.2%	19.5%	18.8%
General and administrative expense ratio	14.3%	13.3%	14.3%	14.1%

Expense ratio	33.9%	31.5%	33.8%	32.9%

Combined ratio	71.9%	71.0%	73.5%	76.5%

(1)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three months ended	Three months ended	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
VALIDUS RE
Gross premiums written	$199,560	$187,820	$609,686	$518,869
Reinsurance premiums ceded	(43,070)	(1,208)	(56,359)	(24,951)

Net premiums written	156,490	186,612	553,327	493,918
Change in unearned premiums	7,207	(22,500)	(215,183)	(186,151)

Net premiums earned	163,697	164,112	338,144	307,767

Losses and loss expenses	41,121	48,677	96,583	107,591
Policy acquisition costs	29,120	25,309	57,697	45,712
General and administrative expenses	14,149	9,955	27,941	19,334
Share compensation expense	1,548	1,597	3,220	2,823

Total underwriting expenses	85,938	85,538	185,441	175,460

Underwriting income (1)	77,759	78,574	152,703	132,307

TALBOT
Gross premiums written	$235,113	$197,235	$463,033	$399,028
Reinsurance premiums ceded	(28,862)	(5,327)	(116,239)	(77,732)

Net premiums written	206,251	191,908	346,794	321,296
Change in unearned premiums	(41,748)	(46,722)	(37,979)	(27,901)

Net premiums earned	164,503	145,186	308,815	293,395

Losses and loss expenses	83,630	73,412	160,002	154,522
Policy acquisition costs	36,114	31,134	69,271	67,432
General and administrative expenses	21,927	19,787	42,141	40,710
Share compensation expense	2,098	1,126	4,433	2,102

Total underwriting expenses	143,769	125,459	275,847	264,766

Underwriting income (1)	20,734	19,727	32,968	28,629

CORPORATE & ELIMINATIONS
Gross premiums written	$(9,641)	$(5,136)	$(37,795)	$(16,384)
Reinsurance premiums ceded	9,641	5,136	37,795	16,384

Net premiums written	—	—	—	—
Policy acquisition costs	(796)	(24)	(1,081)	(24)
General and administrative expenses	5,124	4,170	9,197	10,975
Share compensation	1,986	4,548	5,333	8,881

Total underwriting expenses	6,314	8,694	13,449	19,832

Underwriting income (loss) (1)	(6,314)	(8,694)	(13,449)	(19,832)

Total underwriting income (1)	$92,179	$89,607	$172,222	$141,104

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

Three months ended June 30, 2009 compared to three months ended June 30, 2008
     Net income for the three months ended June 30, 2009 was $137.6 million compared to net income of $75.9 million for the three months ended June 30, 2008, an increase of $61.6 million or 81.2%. The primary factors driving the increase in net income were:
•	Increase in net unrealized gains on investments of $80.2 million; and

•	Increased foreign exchange gains of $7.5 million due to an increase in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency which resulted in foreign exchange gains of $8.4 million for the three months ended June 30, 2009, as compared gains of $0.9 million for the three months ended June 30, 2008.

The items above were partially offset by the following factors:

•	Transaction expenses of $15.9 million in relation to the proposed acquisition of and amalgamation agreement with IPC; and

•	Decrease in net investment income of $9.5 million due to increased balances of cash and cash equivalents and lower returns on cash and fixed income investments; and

•	Gain on repurchase of debentures of $8.8 million realized during the three months ended June 30, 2008. No such gain was realized during the three months ended June 30, 2009.
         The change in net income for the three months ended June 30, 2009 of $61.6 million is described in the following table:

	Three months ended June 30, 2009
	Increase (decrease) over the three months ended June 30, 2008
			Corporate
			and other
			reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Underwriting income	$(815)	$1,007	$2,380	$2,572
Net investment income	(4,942)	(4,033)	(497)	(9,472)
Other income	878	(551)	(772)	(445)
Finance expenses	(389)	2,061	338	2,010

	(5,268)	(1,516)	1,449	(5,335)

Taxes	(8)	4,061	—	4,053

	(5,276)	2,545	1,449	(1,282)

Realized gain on repurchase of debentures	—	—	(8,752)	(8,752)
Net realized (losses) gains on investments	1,120	(1,345)	—	(225)
Net unrealized gains (losses) on investments	59,852	20,379	—	80,231
Foreign exchange (losses) gains	2,230	5,235	56	7,521
Transaction expenses	—	—	(15,851)	(15,851)

Net income	$57,926	$26,814	$(23,098)	$61,642

Gross Premiums Written
     Gross premiums written for the three months ended June 30, 2009 were $425.0 million compared to $379.9 million for the three months ended June 30, 2008, an increase of $45.1 million or 11.9%. The increase in gross premiums written was driven primarily by the property and marine lines which increased by $38.7 million and $5.4 million, respectively. Details of gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$255,442	60.1%	$216,764	57.1%	17.8%
Marine	84,431	19.9%	79,041	20.8%	6.8%
Specialty	85,159	20.0%	84,114	22.1%	1.2%

Total	$425,032	100.0%	$379,919	100.0%	11.9%

Validus Re. Validus Re gross premiums written for the three months ended June 30, 2009 were $199.6 million compared to $187.8 million for the three months ended June 30, 2008, an increase of $11.7 million or 6.3%. Details of Validus Re gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$183,898	92.1%	$171,308	91.2%	7.3%
Marine	3,957	2.0%	8,750	4.7%	(54.8)%
Specialty	11,705	5.9%	7,762	4.1%	50.8%

Total	$199,560	100.0%	$187,820	100.0%	6.3%

     The increase in Validus Re gross premiums written was driven by increases in the property and specialty lines of $12.6 million and $3.9 million, respectively. The increase in the property line was due primarily to the delayed 2009 renewal of a $7.0 million proportional contract during the three months ended June 30 where the 2008 renewal occurred during the three months ended March 31. In addition, $5.1 million of additional gross premiums were written by AlphaCat Re, a Class 3 Bermuda insurance company that began writing premiums in 2009. These increases were offset by a $4.8 million decrease in the marine line due primarily to reduced gross premiums written on Gulf of Mexico exposures and fewer reinstatement premiums as compared to the three months ended June 30, 2008. Gross premiums written under the quota share and surplus treaty contracts with Talbot increased by $4.5 million as compared to the three months ended June 30, 2008. The quota share and surplus treaty contracts with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the three months ended June 30, 2009 were $235.1 million compared to $197.2 million for the three months ended June 30, 2008, an increase of $37.8 million or 19.2%. The $235.1 million of gross premiums written translated at second quarter 2008 rates of exchange would have been $249.5 million during the three months ended June 30, 2009, an increase of $52.3 million or 26.5%. Details of Talbot gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$78,769	33.5%	$47,423	24.0%	66.1%
Marine	82,657	35.2%	73,126	37.1%	13.0%
Specialty	73,687	31.3%	76,686	38.9%	(3.9)%

Total	$235,113	100.0%	$197,235	100.0%	19.2%

     The increase in the property lines was due primarily to $31.2 million of gross premiums written on the Onshore Energy lines. The increase in the marine lines was due primarily to a $6.8 million increase on the Energy lines as a result of more favorable rates.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended June 30, 2009 were $62.3 million compared to $1.4 million for the three months ended June 30, 2008, an increase of $60.9 million. The increase was due primarily to a $55.2 million increase on the property lines retrocession as described below.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$57,238	91.9%	$2,040	145.8%	NM
Marine	2,633	4.2%	793	56.7%	232.0%
Specialty	2,420	3.9%	(1,434)	(102.5)%	(268.8)%

Total	$62,291	100.0%	$1,399	100.0%	NM

Validus Re. Validus Re reinsurance premiums ceded for the three months ended June 30, 2009 were $43.1 million compared to $1.2 million for the three months ended June 30, 2008, an increase of $41.9 million.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$42,705	99.1%	$(1,470)	(121.7)%	NM
Marine	209	0.5%	2,678	221.7%	(92.2)%
Specialty	156	0.4%	—	0.0%	NM

Total	$43,070	100.0%	$1,208	100.0%	NM

     Reinsurance premiums ceded on the property lines increased by $44.2 million, due primarily to the advanced renewal of retrocessional coverage via ultimate net loss agreements that incepted in 2008 during the three months ended September 30, 2008. These ultimate net loss agreements resulted in the recognition of $37.0 million of reinsurance premiums ceded in the three months ended June 30, 2009. The purchased retrocessional coverage includes ultimate net loss coverage that attaches at $200.0 million of onshore property losses.
Talbot. Talbot reinsurance premiums ceded for the three months ended June 30, 2009 were $28.9 million compared to $5.3 million for the three months ended June 30, 2008, an increase of $23.5 million. The increase was due primarily to increased reinsurance premiums ceded on the property lines of business.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$21,758	75.3%	$5,477	102.8%	297.3%
Marine	4,607	16.0%	950	17.8%	384.9%
Specialty	2,497	8.7%	(1,100)	(20.6)%	(327.0)%

Total	$28,862	100.0%	$5,327	100.0%	441.8%

     Reinsurance premiums ceded on the property lines increased by $16.3 million, due primarily to $16.5 million of reinsurance premiums ceded on the Onshore Energy lines, as discussed above. Reinsurance premiums ceded under third party quota share and surplus treaty contracts on the property and specialty lines increased by $14.1 million and $3.3 million, respectively, as compared to the three months ended June 30, 2008. Reinsurance premiums ceded under the quota share and surplus treaty contracts with Validus Re for the three months ended June 30, 2009 were $9.6 million compared to $5.1 million for the three months ended June 30, 2008, an increase of $4.5 million. The quota share and surplus treaty contracts with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the three months ended June 30, 2009 were $362.7 million compared to $378.5 million for the three months ended June 30, 2008, a decrease of $15.8 million or 4.2%. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2009 and 2008 were 85.3% and 99.6%, respectively. Details of net premiums written by line of business are provided below.

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$198,204	54.7%	$214,724	56.7%	(7.7)%
Marine	81,798	22.5%	78,248	20.7%	4.5%
Specialty	82,739	22.8%	85,548	22.6%	(3.3)%

Total	$362,741	100.0%	$378,520	100.0%	(4.2)%

Validus Re. Validus Re net premiums written for the three months ended June 30, 2009 were $156.5 million compared to $186.6 million for the three months ended June 30, 2008, a decrease of $30.1 million or 16.1%. Details of net premiums written by line of business are provided below.

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$141,193	90.2%	$172,778	92.6%	(18.3)%
Marine	3,748	2.4%	6,072	3.3%	(38.3)%
Specialty	11,549	7.4%	7,762	4.1%	48.8%

Total	$156,490	100.0%	$186,612	100.0%	(16.1)%

     The decrease in Validus Re net premiums written was driven by a decrease in the property lines of $31.6 million. This decrease was a result primarily of the $37.0 million of reinsurance premiums ceded on the advanced renewal of retrocessional coverage via ultimate net loss agreements, offset by the gross premiums written on the renewal of a $7.0 million proportional contract, as discussed above. The ratios of net premiums written to gross premiums written were 78.4% and 99.4% for the three month periods ended June 30, 2009 and 2008, respectively.
     Talbot. Talbot net premiums written for the three months ended June 30, 2009 were $206.3 million compared to $191.9 million for the three months ended June 30, 2008, an increase of $14.3 million or 7.5%. Details of net premiums written by line of business are provided below:

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$57,011	27.6%	$41,946	21.9%	35.9%
Marine	78,050	37.9%	72,176	37.6%	8.1%
Specialty	71,190	34.5%	77,786	40.5%	(8.5)%

Total	$206,251	100.0%	$191,908	100.0%	7.5%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three month periods ended June 30, 2009 and 2008 were 87.7% and 97.3%, respectively. This decrease was due primarily to the 47.1% ratio of net premiums written to gross premiums written on the onshore energy lines for the three month period ended June 30, 2009.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended June 30, 2009 was $34.5 million compared to $69.2 million for the three months ended June 30, 2008, a decrease of $34.7 million or 50.1%.

	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Change in gross unearned premium	$(57,819)	$(43,830)	(31.9)%
Change in prepaid reinsurance premium	23,278	(25,392)	191.7%

Net change in unearned premium	$(34,541)	$(69,222)	50.1%

Validus Re. Validus Re’s change in unearned premiums for the three months ended June 30, 2009 was $(7.2) million compared to $22.5 million for the three months ended June 30, 2008, a decrease of $29.7 million or 132.0%.

	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Change in gross unearned premium	$(16,316)	$(12,169)	(34.1)%
Change in prepaid reinsurance premium	23,523	(10,331)	327.7%

Net change in unearned premium	$7,207	$(22,500)	132.0%

     The difference in gross unearned premiums reflects the benefit of earning premiums on the increased gross premiums written during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. In respect of prepaid reinsurance premiums, the change was a result primarily of the advanced renewal of retrocessional coverage via ultimate net loss agreements, the majority of which is prepaid at June 30, 2009, as discussed above.

Talbot. The Talbot change in unearned premiums for the three months ended June 30, 2009 was $41.7 million compared to $46.7 million for the three months ended June 30, 2008, a decrease of $5.0 million, or 10.7%.

	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Change in gross unearned premium	$(41,503)	$(31,661)	(31.1)%
Change in prepaid reinsurance premium	(245)	(15,061)	98.4%

Net change in unearned premium	$(41,748)	$(46,722)	10.7%

     The difference in gross unearned premiums arose principally from the increased gross premiums written in the Property lines, specifically Onshore Energy exposures and premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 on the property treaty lines, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The lower change in prepaid reinsurance premiums in the three months ended June 30, 2009 is reflective of the increased amounts of Onshore Energy exposures and premiums written by Validus Reaseguros, Inc., which have increased levels of ceded reinsurance. This results in less seasonality in the ceded reinsurance and hence a small change in prepaid reinsurance for the three months ended June 30, 2009.
Net Premiums Earned
     Net premiums earned for the three months ended June 30, 2009 were $328.2 million compared to $309.3 million for the three months ended June 30, 2008, an increase of $18.9 million or 6.1%. The increase in net premiums earned was driven by increased premiums earned at Talbot of $19.3 million.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$143,843	43.8%	$149,431	48.3%	(3.7)%
Marine	100,953	30.8%	86,794	28.1%	16.3%
Specialty	83,404	25.4%	73,073	23.6%	14.1%

Total	$328,200	100.0%	$309,298	100.0%	6.1%

Validus Re. Validus Re net premiums earned for the three months ended June 30, 2009 were $163.7 million compared to $164.1 million for the three months ended June 30, 2008, a decrease of $0.4 million, or 0.3%.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$110,185	67.3%	$120,916	73.7%	(8.9)%
Marine	33,584	20.5%	26,403	16.1%	27.2%
Specialty	19,928	12.2%	16,793	10.2%	18.7%

Total	$163,697	100.0%	$164,112	100.0%	(0.3)%

     The decrease in Validus Re net premiums earned was driven by decreases in the property lines of $10.7 million. $6.2 million of this decrease was a result of the advanced renewal of retrocessional coverage via ultimate net loss agreements, as discussed above. This decrease was offset by an increase in the marine lines of $7.2 million, due partially to premium adjustments on proportional contracts.
Talbot. Talbot net premiums earned for the three months ended June 30, 2009 were $164.5 million compared to $145.2 million for the three months ended June 30, 2008, an increase of $19.3 million or 13.3%.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$33,658	20.4%	$28,515	19.6%	18.0%
Marine	67,369	41.0%	60,391	41.6%	11.6%
Specialty	63,476	38.6%	56,280	38.8%	12.8%

Total	$164,503	100.0%	$145,186	100.0%	13.3%

     The increase in net premiums earned is due primarily to the increased levels of net premiums written across all major business lines over the twelve months ended June 30, 2009, as compared with the twelve months ended June 30, 2008.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended June 30, 2009 were $124.8 million compared to $122.1 million for the three months ended June 30, 2008, an increase of $2.7 million or 2.2%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended June 30, 2009 and 2008 were 38.0% and 39.5%, respectively. Details of loss ratios by line of business are provided below.

	Three months ended	Three months ended	Percentage point
	June 30, 2009	June 30, 2008	change
Property	16.8%	33.0%	(16.2)
Marine	48.6%	54.1%	(5.5)
Specialty	61.8%	35.3%	26.5
All lines	38.0%	39.5%	(1.5)
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2009:

	Three months ended June 30, 2009
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$527,475	$810,143	$(18,886)	$1,318,732
Losses recoverable at period beginning	(78,687)	(144,396)	18,886	(204,197)

Net reserves at period beginning	448,788	665,747	-	1,114,535

Incurred losses - current year	44,080	93,896	-	137,976
Incurred losses - change in prior accident years	(2,959)	(10,266)	-	(13,225)

Incurred losses	41,121	83,630	-	124,751

Paid losses	(65,440)	(59,946)	-	(125,386)
Foreign exchange	3,073	25,296	-	28,369

Net reserves at period end	427,542	714,727	-	1,142,269
Losses recoverable at period end	61,798	130,810	(22,942)	169,666

Gross reserves at period end	$489,340	$845,537	$(22,942)	$1,311,935

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $13.2 million. The $10.3 million favorable loss reserve development in the Talbot segment is due primarily to $7.9 million and $4.5 million of favorable development on the property and marine lines, respectively. Favorable loss reserve development benefitted the Company’s loss ratio by 4.0 percentage points for the three months ended June 30, 2009. During the three months ended June 30, 2009, the Company incurred $11.0 million of losses, or 3.4 percentage points of the loss ratio, attributable to a commercial flight loss. During the three months ended June 30, 2008, the Company incurred $10.2 million of losses attributable to certain U.S. storm and flood loss events, which represented 3.3 percentage points of the loss ratio.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.
     At June 30, 2009 and 2008, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on

Form 10-K for the year ended December 31, 2008. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the three months ended June 30, 2009.

	At June 30, 2009
			Total gross
			reserve for losses
(Dollars in thousands)	Gross case reserves	Gross IBNR	and loss expenses
Property	$244,065	$183,234	$427,299
Marine	365,388	221,276	586,664
Specialty	108,461	189,511	297,972

Total	$717,914	$594,021	$1,311,935

	At June 30, 2009
			Total net reserve
			for losses and
(Dollars in thousands)	Net case reserves	Net IBNR	loss expenses
Property	$241,625	$171,702	$413,327
Marine	264,169	203,171	467,340
Specialty	98,292	163,310	261,602

Total	$604,086	$538,183	$1,142,269

Validus Re. Validus Re losses and loss expenses for the three months ended June 30, 2009 were $41.1 million compared to $48.7 million for the three months ended June 30, 2008, a decrease of $7.6 million or 15.5%. Validus Re net paid losses for the three months ended June 30, 2009 were $65.4 million compared to $28.5 million for the three months ended June 30, 2008, an increase of $36.9 million or 129.5%, primarily as a result of losses paid on Hurricane Ike. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 25.1% and 29.7% for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, Validus Re did not experience any notable loss events. During the three months ended June 30, 2008, Validus Re incurred $10.2 million of losses attributable to certain U.S. storm and flood loss events, which represented 6.2 percentage points of the loss ratio. Details of loss ratios by line of business and period of incurrence are provided below.

	Three months ended June 30
			Percentage
	2009	2008	point change
Property - current year	21.2%	29.0%	(7.8)
Property - change in prior accident years	(2.7)%	(3.0)%	0.3

Property - loss ratio	18.5%	26.0%	(7.5)

Marine - current year	39.7%	31.0%	8.7
Marine - change in prior accident years	0.0%	15.3%	(15.3)

Marine - loss ratio	39.7%	46.3%	(6.6)

Specialty - current year	37.1%	35.4%	1.7
Specialty - change in prior accident years	0.0%	(5.1)%	5.1

Specialty - loss ratio	37.1%	30.3%	6.8

All lines - current year	26.9%	30.0%	(3.1)
All lines - change in prior accident years	(1.8)%	(0.3)%	(1.5)

All lines - loss ratio	25.1%	29.7%	(4.6)
     For the three months ended June 30, 2009, the property lines include $23.4 million related to current year losses and $3.0 million of favorable development relating to prior accident years. During the three months ended June 30,

2008, Validus Re’s property lines incurred $10.2 million of losses attributable to certain U.S. storm and flood loss events, which represented 8.4 percentage points of the property lines loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the three months ended June 30, 2009 and 2008 were 21.2% and 20.6%, respectively.
     For the three months ended June 30, 2009, the marine lines include $13.3 million related to current year losses. Validus Re marine line loss ratios, excluding prior year development, for the three months ended June 30, 2009 and 2008 were 39.7% and 30.1%, respectively.
     For the three months ended June 30, 2009, the specialty lines include $7.4 million related to current year losses. Validus Re specialty lines loss ratios, excluding prior year development and the loss event identified above, for the three months ended June 30, 2009 and 2008 were 37.1% and 35.4%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended June 30, 2009 were $83.6 million compared to $73.4 million for the three months ended June 30, 2008, an increase of $10.2 million, or 13.9%. The loss ratio was 50.9% and 50.6% for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, Talbot incurred $8.3 million, or 5.0 percentage points of the loss ratio, attributable to a commercial flight loss. During the three months ended June 30, 2009, $93.9 million of losses and loss expenses related to current year losses and $10.3 million related to favorable development of prior accident years. Details of loss ratios by line of business and calendar period are provided below.

	Three months ended June 30		Percentage
	2009	2008	point change
Property — current year	34.5%	61.8%	(27.3)
Property — change in prior accident years	(23.5)%	1.2%	(24.7)

Property — loss ratio	11.0%	63.0%	(52.0)

Marine — current year	59.8%	63.4%	(3.6)
Marine — change in prior accident years	(6.7)%	(5.9)%	(0.8)

Marine — loss ratio	53.1%	57.5%	(4.4)

Specialty — current year	66.1%	49.9%	16.2
Specialty — change in prior accident years	3.5%	(13.1)%	16.6

Specialty — loss ratio	69.6%	36.8%	32.8

All lines — current year	57.1%	57.9%	(0.8)
All lines — change in prior accident years	(6.2)%	(7.3)%	1.1

All lines - loss ratio	50.9%	50.6%	0.3
     For the three months ended June 30, 2009, the property lines include $11.6 million related to current year losses and $7.9 million of favorable development relating to prior accident years. This favorable development is primarily attributable to lower than expected claims development together with $2.3 million of favorable development relating to Hurricane Katrina. Talbot property line loss ratio, excluding prior year development for the three months ended June 30, 2009 and 2008 were 34.5% and 61.8%, respectively. This decrease was due to significant number of non-catastrophe events in the three months ended June 30, 2008 compared to the same period in 2009.
     For the three months ended June 30, 2009, the marine lines include $40.3 million related to current year losses and $4.5 million of favorable development relating to prior accident years. This favorable development is primarily attributable to the Energy line. Talbot marine line loss ratios, excluding prior year development, for the three months ended June 30, 2009 and 2008 were 59.8% and 63.4%, respectively.
     For the three months ended June 30, 2009, the specialty lines include $42.0 million relating to current year losses and $2.2 million due to adverse development on prior accident years. For the three months ended June 30, 2009, Talbot’s specialty lines incurred $8.3 million, or 13.1 percentage points of the specialty lines loss ratio, attributable to a commercial flight loss. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the three months ended June 30, 2009 and 2008 were 53.1% and 49.9%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended June 30, 2009 were $64.4 million compared to $56.4 million for the three months ended June 30, 2008, an increase of $8.0 million or 14.2%. Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2009 and 2008 were 19.6% and 18.2%, respectively.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$22,796	35.4%	$24,623	43.6%	(7.4)%
Marine	23,590	36.6%	16,464	29.2%	43.3%
Specialty	18,052	28.0%	15,332	27.2%	17.7%

Total	$64,438	100.0%	$56,419	100.0%	14.2%

Validus Re. Validus Re policy acquisition costs for the three months ended June 30, 2009 were $29.1 million compared to $25.3 million for the three months ended June 30, 2008, an increase of $3.8 million or 15.1%.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$18,052	62.0%	$19,430	76.7%	(7.1)%
Marine	8,290	28.5%	3,356	13.3%	147.0%
Specialty	2,778	9.5%	2,523	10.0%	10.1%

Total	$29,120	100.0%	$25,309	100.0%	15.1%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2009 and 2008 were 17.8% and 15.4%, respectively. The policy acquisition ratio increased largely due to a 12.0 percentage point increase on the marine policy acquisition ratio. The increase in the marine policy acquisition ratio was due to an increased portion of gross premiums written being earned on proportional contracts, which generally experience higher acquisition costs.
Talbot. Talbot policy acquisition costs for the three months ended June 30, 2009 were $36.1 million compared to $31.1 million for the three months ended June 30, 2008, an increase of $5.0 million or 16.0%.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$5,540	15.3%	$5,217	16.8%	6.2%
Marine	15,300	42.4%	13,108	42.1%	16.7%
Specialty	15,274	42.3%	12,809	41.1%	19.2%

Total	$36,114	100.0%	$31,134	100.0%	16.0%

     Policy acquisition costs as a percent of net premiums earned were 22.0% and 21.4%, respectively, for the three month periods ended June 30, 2009 and 2008.
General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2009 were $41.2 million compared to $33.9 million for the three months ended June 30, 2008, an increase of $7.3 million or 21.5%. The increase was a result of increased expenses in both the Validus Re and Talbot segments.

	General and administrative expenses
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Validus Re	$14,149	34.4%	$9,955	29.4%	42.1%
Talbot	21,927	53.2%	19,787	58.3%	10.8%
Corporate & Eliminations	5,124	12.4%	4,170	12.3%	22.9%

Total	$41,200	100.0%	$33,912	100.0%	21.5%

     General and administrative expense ratios for the three month periods ended June 30, 2009 and 2008 were 14.3% and 13.3%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three months ended		Three months ended
	June 30, 2009		June 30, 2008
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and Administrative	$41,200	12.6%	$33,912	10.9%
Share Compensation	5,632	1.7%	7,271	2.4%

Total	$46,832	14.3%	$41,183	13.3%

     General and administrative expenses of $41.2 million in the three months ended June 30, 2009 represents 12.6 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended June 30, 2009 were $14.1 million compared to $10.0 million for the three months ended June 30, 2008, an increase of $4.2 million or 42.1%. General and administrative expenses have increased primarily as a result of the increase in staff to 105 at June 30, 2009 from 80 at June 30, 2008. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three month periods ended June 30, 2009 and 2008 were 8.7% and 6.1%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended June 30, 2009 were $21.9 million compared to $19.8 million for the three months ended June 30, 2008, an increase of $2.1 million or 10.8%. General and administrative expenses have increased primarily as a result of the increase in staff to 212 at June 30, 2009 from 167 at June 30, 2008 and expenses related to the new Onshore Energy and Aviation underwriting teams. Talbot’s general and administrative expenses as a percent of net premiums earned for the three month periods ended June 30, 2009 and 2008 were 13.3% and 13.6%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the three months ended June 30, 2009 were $5.1 million compared to $4.2 million for the three months ended June 30, 2008, an increase of $1.0 million or 22.9%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the three months ended June 30, 2009 was $5.6 million compared to $7.3 million for the three months ended June 30, 2008, a decrease of $1.6 million or 22.5%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Share compensation expense
	Three months ended		Three months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Validus Re	$1,548	27.4%	$1,597	22.0%	(3.1)%
Talbot	2,098	37.3%	1,126	15.5%	86.3%
Corporate & Eliminations	1,986	35.3%	4,548	62.5%	(56.3)%

Total	$5,632	100.0%	$7,271	100.0%	(22.5)%

     Share compensation expense of $5.6 million in the three months ended June 30, 2009 represents 1.7 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the three months ended June 30, 2009 was $1.5 million compared to $1.6 million for the three months ended June 30, 2008. Share compensation expense as a percent of net premiums earned for the three month periods ended June 30, 2009 and 2008 were 0.9% and 1.0%, respectively.
Talbot. Talbot share compensation expense for the three months ended June 30, 2009 was $2.1 million and $1.1 million for the three months ended June 30, 2008. The increase was due to the impact of grants made during 2008. Share compensation expense as a percent of net premiums earned for the three month periods ended June 30, 2009 and June 30, 2008 was 1.3% and 0.8%, respectively.
Corporate & Eliminations. Corporate share compensation expense for the three months ended June 30, 2009 was $2.0 million compared to $4.5 million for the three months ended June 30, 2008, a decrease of $2.6 million or 56.3%. This decrease was due primarily to several share award issuances with vesting periods greater than one year that vested during the year ended December 31, 2008 and therefore had no further amortization expense during the three months ended June 30, 2009.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2009 and 2008.

	Three months ended	Three months ended	Percentage
	June 30, 2009	June 30, 2008	point change
Losses and loss expenses ratio	38.0%	39.5%	(1.5)
Policy acquisition cost ratio	19.6%	18.2%	1.4
General and administrative expense ratio(1)	14.3%	13.3%	1.0

Expense ratio	33.9%	31.5%	2.4

Combined ratio	71.9%	71.0%	0.9

(1)	Includes general and administrative expense and share compensation expense

	Three months ended	Three months ended	Percentage
Validus Re	June 30, 2009	June 30, 2008	point change
Losses and loss expenses ratio	25.1%	29.7%	(4.6)
Policy acquisition cost ratio	17.8%	15.4%	2.4
General and administrative expense ratio	9.6%	7.0%	2.6

Expense ratio	27.4%	22.4%	5.0

Combined ratio	52.5%	52.1%	0.4

	Three months ended	Three months ended	Percentage
Talbot	June 30, 2009	June 30, 2008	point change
Losses and loss expenses ratio	50.8%	50.6%	0.2
Policy acquisition cost ratio	22.0%	21.4%	0.6
General and administrative expense ratio	14.6%	14.4%	0.2

Expense ratio	36.6%	35.8%	0.6

Combined ratio	87.4%	86.4%	1.0

Underwriting Income
     Underwriting income for the three months ended June 30, 2009 was $92.2 million compared to income of $89.6 million for the three months ended June 30, 2008, a change of $2.6 million or 2.9%.

	Three months ended	% of Sub	Three months ended	% of Sub
(Dollars in thousands)	June 30, 2009	total	June 30, 2008	total	% Change
Validus Re	$77,759	78.9%	$78,574	79.9%	(1.0)%
Talbot	20,734	21.1%	19,727	20.1%	5.1%

Sub total	98,493	100.0%	98,301	100.0%	0.2%

Corporate & Eliminations	(6,314)		(8,694)		(27.4)%

Total	$92,179		$89,607		2.9%

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income, other income, finance expenses, transaction expenses, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments and foreign exchange  gains (losses).

	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Underwriting income	$92,179	$89,607
Net investment income	26,963	36,435
Other income	1,017	1,462
Finance expenses	(10,752)	(12,762)
Transaction expenses	(15,851)	—
Realized gain on repurchase of debentures	—	8,752
Net realized gains (losses) on investments	(2,650)	(2,425)
Net unrealized gains (losses) on investments	37,249	(42,982)
Foreign exchange gains (losses)	8,432	911

Net income before taxes	$136,587	$78,998

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
Net Investment Income
     Net investment income for the three months ended June 30, 2009 was $27.0 million compared to $36.4 million for the three months ended June 30, 2008, a decrease of $9.4 million or 26.0%. Net investment income decreased as a result of reduced market yields and higher quarterly average cash balances. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended June 30, 2009 and 2008 are as presented below.

	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Fixed maturities and short-term investments	$26,395	$34,519	(23.5)%
Securities lending income	173	455	(62.0)%
Cash and cash equivalents	1,120	2,378	(52.9)%

Total investment income	27,688	37,352	(25.9)%
Investment expenses	(726)	(917)	20.8%

Net investment income	$26,962	$36,435	(26.0)%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three month periods ended June 30, 2009 and June 30, 2008 were $0.5 million and $0.5 million, respectively. Investment management fees earned by GSAM for the three month periods ended June 30, 2009 and June 30, 2008 were $0.4 million and $0.4 million, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 3.08% and 4.50% for the three months ended June 30, 2009 and 2008, respectively, and the average duration at June 30, 2009 was 1.9 years (December 31, 2008 — 1.8 years).
Finance Expenses
     Finance expenses for the three months ended June 30, 2009 were $10.8 million compared to $12.8 million for the three months ended June 30, 2008, a decrease of $2.0 million or 15.7%. The decrease was primarily a result of a $2.1 million decrease in Talbot third party FAL expense.
     Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	-
8.480% Junior Subordinated Deferrable Debentures	3,348	3,650	(8.3)%
Credit facilities	476	123	287.0%
Talbot FAL facilities	42	62	(32.3)%
Talbot other interest	-	(19)	NM
Talbot third party FAL facility	3,297	5,357	(38.5)%

Total	$10,752	$12,762	(15.7)%

NM:	Not Meaningful
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
     The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three months ended June 30
			Total Syndicate		FAL Finance Charges as
	FAL Finance Charges		Profit		% of Total Syndicate Profit
Underwriting Year of Account	2009	2008	2009	2008	2009	2008 (1)
(Dollars in thousands)
2006 (1)	$-	$1,129	$-	$3,384	NM	33.4%
2007	3,297	4,228	8,589	14,120	38.4%	29.9%
2008	-	-	8,502	(5,128)	NM	NM
2009	-	-	3,524	-	NM	NM

Total	$3,297	$5,357	$20,615	$12,376	16.0%	43.3%

Percentage excluding years in deficit					16.0%	30.6%
(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM:	Not meaningful
   FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended June 30, 2009 were $3.3 million compared to $5.4 million for the three months ended June 30, 2008, a decrease of $2.1 million. This decrease was due to the absence of FAL finance charges related to the 2006 year of account, which is now closed.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Three months ended June 30
(Dollars in thousands)	2009	2008
Total syndicate profit	$20,615	$12,376
FAL Finance expenses	(3,297)	(5,357)
Managing agent’s fee (1)	2,342	2,414
Managing agent’s profit commission (2)	2,961	3,068
Investment income (3)	4,103	2,589
Other segment operating income (expenses), net	9,909	(2,194)
Share compensation (expenses)	(2,098)	(1,114)
Intangible amortization (expenses)	(1,041)	(1,041)
Income tax benefit (expense)	1,004	(3,057)

Talbot segment net income	$34,498	$7,684

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.
Net Realized (Losses) Gains on Investments
     Net realized losses on investments for the three months ended June 30, 2009 were $(2.7) million compared to losses of $(2.4) million for the three months ended June 30, 2008.
Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the three months ended June 30, 2009 were $37.2 million compared to losses of $(43.0) million for the three months ended June 30, 2008. The net unrealized gains in the three months ended June 30, 2009 resulted primarily from unrealized gains in non-agency RMBS and corporate bond sectors, partially offset by unrealized losses in U.S. government and government agency securities.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the three months ended June 30, 2009 and 2008, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007. The Company adopted FSP FAS 157-3 during the year ended December 31, 2008 and FSP FAS 157-4 in the three months ended June 30, 2009. Consistent with these statements, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $5.4 million decrease in net unrealized loss on investments for the three months ended June 30, 2009. Further details are provided in the Investments section below.
Other Income
     Other income for the three months ended June 30, 2009 was $1.0 million compared to $1.5 million for the three months ended June 30, 2008, a decrease of $0.4 million or 30.4%.
Foreign Exchange Gains (Losses)
     Foreign exchange gains for the three month period ended June 30, 2009 were $8.4 million compared to $0.9 million for the three months ended June 30, 2008, a change of $7.5 million. The foreign exchange gains during the three months ended June 30, 2009 were due primarily to an increase in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency. The Talbot segment accounted for $6.5 million of this gain. The British pound sterling to U.S. dollar exchange rates were 1.43 and 1.65 at Mach 31, 2009 and June 30, 2009, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At June 30, 2009, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $110.0 million and $23.0 million, respectively. These balances consisted of British pounds sterling and Canadian dollars of $80.5 million and $7.2 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended June 30, 2009, this translation process resulted in foreign exchange gains that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned together with gains arising from the reversal of losses incurred in previous periods. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Transaction Expenses
     On July 9, 2009, the Company announced that the boards of directors of both the Company and IPC had approved a definitive amalgamation agreement. During the three months ended June 30, 2009, the Company incurred $15.9 million in relation to the proposed acquisition of and amalgamation agreement with IPC. Transaction expenses are comprised of primarily legal, corporate advisory and audit related services.
Income Tax Benefit (Expense)
     Income tax benefit for the three months ended June 30, 2009 was $1.0 million compared to an expense of $(3.1) million for the three months ended June 30, 2008, a change of $4.1 million. The income tax benefit was due to U.K. taxable losses for six months ended June 30, 2009 offsetting taxation in prior periods. These taxable losses were due primarily to Syndicate 1183’s 2008 and 2009 years of account, both of which have generated little or no profit commission revenue for Talbot’s U.K. entities. On an inception to date basis, the 2009 year of account is in an overall deficit position while the 2008 year of account only moved into surplus during the second quarter of 2009.

     The following table presents results of operations for the three and six ended June 30, 2009 and 2008:

	Three months ended	Three months ended	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gross premiums written	$425,032	$379,919	$1,034,924	$901,513
Reinsurance premiums ceded	(62,291)	(1,399)	(134,803)	(86,299)

Net premiums written	362,741	378,520	900,121	815,214
Change in unearned premiums	(34,541)	(69,222)	(253,162)	(214,052)

Net premiums earned	328,200	309,298	646,959	601,162

Losses and loss expenses	124,751	122,089	256,585	262,113
Policy acquisition costs	64,438	56,419	125,887	113,120
General and administrative expenses	41,200	33,912	79,279	71,019
Share compensation expense	5,632	7,271	12,986	13,806

Total underwriting expenses	236,021	219,691	474,737	460,058

Underwriting income (1)	92,179	89,607	172,222	141,104
Net investment income	26,963	36,435	53,735	72,478
Other income	1,017	1,462	1,774	2,397
Finance (expenses)	(10,752)	(12,762)	(18,475)	(34,279)

Operating income before taxes	109,407	114,742	209,256	181,700

Income tax benefit (expense)	976	(3,077)	1,502	(4,506)

Operating income after tax	110,383	111,665	210,758	177,194

Net realized gains (losses) on investments	(2,650)	(2,425)	(26,071)	5,319
Net unrealized gains (losses) on investments	37,249	(42,982)	59,402	(57,959)
Realized gain on repurchase of debentures	—	8,752	—	8,752
Foreign exchange gains (losses)	8,432	911	4,232	9,090
Transaction (expenses)	(15,851)	—	(15,851)	—

Net income after taxes	$137,563	$75,921	$232,470	$142,396

Comprehensive income
Foreign currency translation adjustments	3,993	10	3,797	77

Comprehensive income	$141,556	$75,931	$236,267	$142,473

Selected ratios
Net premiums written/ Gross premiums written	85.3%	99.6%	87.0%	90.4%
Losses and loss expenses ratio	38.0%	39.5%	39.7%	43.6%
Policy acquisition cost ratio	19.6%	18.2%	19.5%	18.8%
General and administrative expense ratio	14.3%	13.3%	14.3%	14.1%

Expense ratio	33.9%	31.5%	33.8%	32.9%

Combined ratio	71.9%	71.0%	73.5%	76.5%

(1)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three months ended	Three months ended	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
VALIDUS RE
Gross premiums written	$199,560	$187,820	$609,686	$518,869
Reinsurance premiums ceded	(43,070)	(1,208)	(56,359)	(24,951)

Net premiums written	156,490	186,612	553,327	493,918
Change in unearned premiums	7,207	(22,500)	(215,183)	(186,151)

Net premiums earned	163,697	164,112	338,144	307,767

Losses and loss expenses	41,121	48,677	96,583	107,591
Policy acquisition costs	29,120	25,309	57,697	45,712
General and administrative expenses	14,149	9,955	27,941	19,334
Share compensation expense	1,548	1,597	3,220	2,823

Total underwriting expenses	85,938	85,538	185,441	175,460

Underwriting income (1)	77,759	78,574	152,703	132,307

TALBOT
Gross premiums written	$235,113	$197,235	$463,033	$399,028
Reinsurance premiums ceded	(28,862)	(5,327)	(116,239)	(77,732)

Net premiums written	206,251	191,908	346,794	321,296
Change in unearned premiums	(41,748)	(46,722)	(37,979)	(27,901)

Net premiums earned	164,503	145,186	308,815	293,395

Losses and loss expenses	83,630	73,412	160,002	154,522
Policy acquisition costs	36,114	31,134	69,271	67,432
General and administrative expenses	21,927	19,787	42,141	40,710
Share compensation expense	2,098	1,126	4,433	2,102

Total underwriting expenses	143,769	125,459	275,847	264,766

Underwriting income (1)	20,734	19,727	32,968	28,629

CORPORATE & ELIMINATIONS
Gross premiums written	$(9,641)	$(5,136)	$(37,795)	$(16,384)
Reinsurance premiums ceded	9,641	5,136	37,795	16,384

Net premiums written	—	—	—	—
Policy acquisition costs	(796)	(24)	(1,081)	(24)
General and administrative expenses	5,124	4,170	9,197	10,975
Share compensation	1,986	4,548	5,333	8,881

Total underwriting expenses	6,314	8,694	13,449	19,832

Underwriting income (loss) (1)	(6,314)	(8,694)	(13,449)	(19,832)

Total underwriting income (1)	$92,179	$89,607	$172,222	$141,104

(1)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Six months ended June 30, 2009 compared to six months ended June 30, 2008
     Net income for the six months ended June 30, 2009 was $232.5 million compared to net income of $142.4 million for the six months ended June 30, 2008, an increase of $90.1 million or 63.3%. The primary factors driving the increase in net income were:
•	Increase in net realized and unrealized gains on investments of $86.0 million; and

•	Increase in underwriting income of $31.1 million due primarily to increased net premiums earned of $45.8 million, and increased net premiums written of $84.9 million as a result of rate increases coupled with modest exposure growth; and

•	Reduced finance expenses of $15.8 million due to reduced FAL costs.

The items above were partially offset by the following factors:

•	Decrease in net investment income of $18.7 million due to increased balances of cash and cash equivalents and lower returns on cash and fixed income investments; and

•	Transaction expenses of $15.9 million in relation to the proposed acquisition of and amalgamation agreement with IPC.
           The change in net income for the six months ended June 30, 2009 of $90.1 million is described in the following table:

	Six months ended June 30, 2009
	Increase (decrease) over the six months ended June 30, 2008
			Corporate
			and other
			reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Underwriting income	$20,396	$4,339	$6,383	$31,118
Net investment income	(9,183)	(7,521)	(2,039)	(18,743)
Other income	1,163	(729)	(1,057)	(623)
Finance expenses	(398)	14,858	1,344	15,804

	11,978	10,947	4,631	27,556

Taxes	(18)	6,026	—	6,008

	11,960	16,973	4,631	33,564

Realized gain on repurchase of debentures	—	—	(8,752)	(8,752)
Net realized (losses) gains on investments	(18,496)	(12,894)	—	(31,390)
Net unrealized gains (losses) on investments	97,471	19,890	—	117,361
Foreign exchange (losses) gains	(8,652)	3,738	56	(4,858)
Transaction expenses	—	—	(15,851)	(15,851)

Net income	$82,283	$27,707	$(19,916)	$90,074

Gross Premiums Written
     Gross premiums written for the six months ended June 30, 2009 were $1,034.9 million compared to $901.5 million for the six months ended June 30, 2008, an increase of $133.4 million or 14.8%. The increase in gross premiums written was driven primarily by the property and marine lines which increased by $83.6 million and $37.9 million, respectively.
     Details of gross premiums written by line of business are provided below.

	Gross premiums written
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$537,726	51.9%	$454,145	50.4%	18.4%
Marine	290,531	28.1%	252,583	28.0%	15.0%
Specialty	206,667	20.0%	194,785	21.6%	6.1%

Total	$1,034,924	100.0%	$901,513	100.0%	14.8%

Validus Re. Validus Re gross premiums written for the six months ended June 30, 2009 were $609.7 million compared to $518.9 million for the six months ended June 30, 2008, an increase of $90.8 million or 17.5%. Details of Validus Re gross premiums written by line of business are provided below.

	Gross premiums written
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$418,564	68.6%	$374,418	72.1%	11.8%
Marine	125,505	20.6%	92,791	17.9%	35.3%
Specialty	65,617	10.8%	51,660	10.0%	27.0%

Total	$609,686	100.0%	$518,869	100.0%	17.5%

     The increase in Validus Re gross premiums written was driven by increases in the property and marine lines of $44.1 million and $32.7 million, respectively. The increase in the property line was due primarily to gross premiums written on various new contracts where favorable changes in risk adjusted pricing met Validus Re’s thresholds and rate increases on existing business. The increase in the marine line was due primarily to additional gross premiums written on proportional contracts where underlying insurance coverage terms have become more favorable. The gross and net amount of reinsurance limits exposed in the Gulf of Mexico have been reduced in 2009 despite the increased gross premiums written, due to more restrictive coverage terms and, in the case of gross limits, the non-renewal of the Company’s collateralized quota share facility. The property and marine lines also benefited from $12.3 million and $5.7 million, respectively, of increased gross premiums written as a result of Talbot quota share and surplus treaty contracts. The quota share and surplus treaty contracts with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the six months ended June 30, 2009 were $463.0 million compared to $399.0 million for the six months ended June 30, 2008, an increase of $64.0 million or 16.0%. The $463.0 million of gross premiums written translated at second quarter 2008 rates of exchange would have been $501.9 million during the six months ended June 30, 2009, an increase of $102.9 million or 25.9%. Details of gross premiums written by line of business are provided below.

	Gross premiums written
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$139,495	30.1%	$87,790	22.0%	58.9%
Marine	175,067	37.8%	164,101	41.1%	6.7%
Specialty	148,471	32.1%	147,137	36.9%	0.9%

Total	$463,033	100.0%	$399,028	100.0%	16.0%

     The increase in the property line was due primarily to $40.1 million of gross premiums written on the onshore energy lines and an $11.3 million increase in gross premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting the Latin American and Caribbean markets, and commenced operations during 2008.
     The increase in the marine line was due primarily to additional gross premiums written on proportional contracts where underlying insurance coverage terms have become more favorable.

Reinsurance Premiums Ceded
Reinsurance premiums ceded for the six months ended June 30, 2009 were $134.8 million compared to $86.3 million for the six months ended June 30, 2008, an increase of $48.5 million or 56.2%. The increase was due primarily to a $60.8 million increase on the property lines retrocession as described below.

	Reinsurance premiums ceded
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$80,654	59.8%	$19,897	23.0%	305.4%
Marine	21,592	16.0%	31,639	36.7%	(31.8)%
Specialty	32,557	24.2%	34,763	40.3%	(6.3)%

Total	$134,803	100.0%	$86,299	100.0%	56.2%

Validus Re. Validus Re reinsurance premiums ceded for the six months ended June 30, 2009 were $56.4 million compared to $25.0 million for the six months ended June 30, 2008, an increase of $31.4 million or 125.9%.

	Reinsurance premiums ceded
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$46,024	81.6%	$4,893	19.6%	840.6%
Marine	8,766	15.6%	19,655	78.8%	(55.4)%
Specialty	1,569	2.8%	403	1.6%	289.3%

Total	$56,359	100.0%	$24,951	100.0%	125.9%

     Reinsurance premiums ceded on the property lines increased by $41.1 million, due primarily to the advanced renewal of retrocessional coverage via ultimate net loss agreements that incepted in 2008 during the three months ended September 30, 2008. These ultimate net loss agreements resulted in the recognition of $37.0 million of reinsurance premiums ceded in the six months ended June 30, 2009. The purchased retrocessional coverage includes ultimate net loss coverage that attaches at $200.0 million of U.S. onshore property losses. The decrease in the marine line was due primarily to the nonrenewal of a collateralized quota share retrocession treaty to which Validus Re ceded $14.6 million during the six months ended June 30, 2008.
Talbot. Talbot reinsurance premiums ceded for the six months ended June 30, 2009 were $116.2 million compared to $77.7 million for the six months ended June 30, 2008, an increase of $38.5 million. The increase is primarily due to reinsurance premiums ceded on the onshore energy lines, as discussed above, and increased reinsurance premiums ceded under the quota share and surplus treaty contracts with Validus Re.

	Reinsurance premiums ceded
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$54,963	47.3%	$23,066	29.6%	138.3%
Marine	22,867	19.7%	16,293	21.0%	40.3%
Specialty	38,409	33.0%	38,373	49.4%	0.1%

Total	$116,239	100.0%	$77,732	100.0%	49.5%

     Property reinsurance premiums ceded on the onshore energy lines were $26.4 million, 17.0% of these premiums were ceded to Validus Re. Reinsurance premiums ceded under the quota share and surplus treaty contracts with Validus Re for the six months ended June 30, 2009 were $37.8 million compared to $16.4 million for the six months ended June 30, 2008, an increase of $21.4 million. Reinsurance premiums ceded under the quota share and surplus treaty contracts with Validus Re on the property and marine lines increased by $12.3 million and $5.7 million, respectively, as compared to the six months ended June 30, 2008. The quota share and surplus treaty contracts with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the six months ended June 30, 2009 were $900.1 million compared to $815.2 million for the six months ended June 30, 2008, an increase of $84.9 million or 10.4%. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2009 and 2008 were 87.0% and 90.4%, respectively. Details of net premiums written by line of business are provided below.

	Net premiums written
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$457,072	50.8%	$434,249	53.3%	5.3%
Marine	268,939	29.9%	220,944	27.1%	21.7%
Specialty	174,110	19.3%	160,021	19.6%	8.8%

Total	$900,121	100.0%	$815,214	100.0%	10.4%

     Premium rates in most lines have increased during the six months ended June 30, 2009 as compared to the same period in 2008. As a result of the Company’s strategy to grow premiums written only when returns meet or exceed internal requirements, net premiums written have increased compared with the six month period ended June 30, 2008.
Validus Re. Validus Re net premiums written for the six months ended June 30, 2009 were $553.3 million compared to $493.9 million for the six months ended June 30, 2008, an increase of $59.4 million or 12.0%. Details of net premiums written by line of business are provided below.

	Net premiums written
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$372,540	67.3%	$369,525	74.8%	0.8%
Marine	116,739	21.1%	73,136	14.8%	59.6%
Specialty	64,048	11.6%	51,257	10.4%	25.0%

Total	$553,327	100.0%	$493,918	100.0%	12.0%

     The increase in Validus Re net premiums written was driven by an increase in the marine line of $43.6 million. This increase was a result of increased gross premiums written and decreased reinsurance premium ceded in the marine line, as discussed above. The ratios of net premiums written to gross premiums written were 90.8% and 95.2% for the six month periods ended June 30, 2009 and 2008, respectively. This increase was attributable to the advanced renewal of a retrocessional coverage via an ultimate net loss agreement, as discussed above.
Talbot. Talbot net premiums written for the six months ended June 30, 2009 were $346.8 million compared to $321.3 million for the six months ended June 30, 2008, an increase of $25.5 million or 7.9%. Details of net premiums written by line of business are provided below:

	Net premiums written
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$84,532	24.4%	$64,724	20.1%	30.6%
Marine	152,200	43.9%	147,808	46.0%	3.0%
Specialty	110,062	31.7%	108,764	33.9%	1.2%

Total	$346,794	100.0%	$321,296	100.0%	7.9%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the six month periods ended June 30, 2009 and 2008 were 74.9% and 80.5%, respectively. This decrease was due primarily to the 34.2% ratio of net premiums written to gross premiums written on the Onshore Energy lines for the six month periods ended June 30, 2009.
Change in Unearned Premiums
     Change in unearned premiums for the six months ended June 30, 2009 was $253.2 million compared to $214.1 million for the six months ended June 30, 2008, an increase of $39.1 million or 18.3%.

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Change in gross unearned premium	$(331,840)	$(246,715)	(34.5)%
Change in prepaid reinsurance premium	78,678	32,663	140.9%

Net change in unearned premium	$(253,162)	$(214,052)	(18.3)%

Validus Re. Validus Re’s change in unearned premiums for the six months ended June 30, 2009 was $215.2 million compared to $186.2 million for the six months ended June 30, 2008, an increase of $29.0 million or 15.6%.

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Change in gross unearned premium	$(238,624)	$(184,663)	(29.2)%
Change in prepaid reinsurance premium	23,441	(1,488)	NM

Net change in unearned premium	$(215,183)	$(186,151)	(15.6)%

NM: Not Meaningful
     The difference in gross unearned premiums reflects the benefit of earning premiums on the increased gross premiums written of $90.8 million, or 17.5%, from $518.9 million for the six months ended June 30, 2008 to $609.7 million for the six months ended June 30, 2009. In respect of prepaid reinsurance premiums, the change is a result primarily of the advanced renewal of retrocessional coverage via ultimate net loss agreements, the majority of which is prepaid at June 30, 2009, as discussed above.
Talbot. The Talbot change in unearned premiums for the six months ended June 30, 2009 was $38.0 million compared to $27.9 million for the six months ended June 30, 2008, an increase of $10.1 million, or 36.1%.

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Change in gross unearned premium	$(93,216)	$(62,051)	(50.2)%
Change in prepaid reinsurance premium	55,237	34,150	61.7%

Net change in unearned premium	$(37,979)	$(27,901)	(36.1)%

     The difference in gross unearned premiums arises principally from the increased gross premiums written in the property lines, specifically onshore energy exposures and premiums written by Validus Reaseguros, Inc. on the property treaty lines, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The increase in the change in prepaid reinsurance is reflective of the higher levels of ceded reinsurance, principally in the property line for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.
Net Premiums Earned
     Net premiums earned for the six months ended June 30, 2009 were $647.0 million compared to $601.2 million for the six months ended June 30, 2008, an increase of $45.8 million or 7.6%. The increase in net premiums earned was driven primarily by increased premiums earned at Validus Re of $30.4 million.

	Net premiums earned
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$293,959	45.4%	$287,626	47.8%	2.2%
Marine	189,254	29.3%	173,000	28.8%	9.4%
Specialty	163,746	25.3%	140,536	23.4%	16.5%

Total	$646,959	100.0%	$601,162	100.0%	7.6%

Validus Re. Validus Re net premiums earned for the six months ended June 30, 2009 were $338.1 million compared to $307.8 million for the six months ended June 30, 2008, an increase of $30.4 million or 9.9%.

	Net premiums earned
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$232,649	68.8%	$228,719	74.3%	1.7%
Marine	58,988	17.4%	45,129	14.7%	30.7%
Specialty	46,507	13.8%	33,919	11.0%	37.1%

Total	$338,144	100.0%	$307,767	100.0%	9.9%

     The increase in net premiums earned is due primarily to increased gross premiums written of $90.8 million, or 17.5%, from $518.9 million for the six months ended June 30, 2008 to $609.7 million for the six months ended June 30, 2009. Contracts written on a risks-attaching basis are generally earned over twenty four months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a twelve month basis.
Talbot. Talbot net premiums earned for the six months ended June 30, 2009 were $308.8 million compared to $293.4 million for the six months ended June 30, 2008, an increase of $15.4 million or 5.3%.

	Net premiums earned
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$61,310	19.8%	$58,907	20.1%	4.1%
Marine	130,266	42.2%	127,871	43.6%	1.9%
Specialty	117,239	38.0%	106,617	36.3%	10.0%

Total	$308,815	100.0%	$293,395	100.0%	5.3%

     The increase in net premiums earned is due primarily to the increased levels of net premiums written across all major business lines over the 12 months ended June 30, 2009, as compared with the twelve months ended June 30, 2008.
Losses and Loss Expenses
     Losses and loss expenses for the six months ended June 30, 2009 were $256.6 million compared to $262.1 million for the six months ended June 30, 2008, a decrease of $5.5 million or 2.1%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the six months ended June 30, 2009 and 2008 were 39.7% and 43.6%, respectively. Details of loss ratios by line of business are provided below.

	Six months ended	Six months ended	Percentage point
	June 30, 2009	June 30, 2008	change
Property	20.0%	37.5%	(17.5)
Marine	60.0%	60.5%	(0.5)
Specialty	51.4%	35.3%	16.1
All lines	39.7%	43.6%	(3.9)
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2009.

	Six months ended June 30, 2009
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$535,888	$790,199	$(20,784)	$1,305,303
Losses recoverable at period beginning	(84,523)	(145,057)	20,784	(208,796)

Net reserves at period beginning	451,365	645,142	-	1,096,507

Incurred losses - current year	101,404	176,485	-	277,889
Incurred losses - change in prior accident years	(4,821)	(16,483)	-	(21,304)

Incurred losses	96,583	160,002	-	256,585

Paid losses	(122,990)	(114,267)	-	(237,257)
Foreign exchange	2,584	23,850	-	26,434

Net reserves at period end	427,542	714,727		1,142,269
Losses recoverable at period end	61,798	130,810	(22,942)	169,666

Gross reserves at period end	$489,340	$845,537	$(22,942)	$1,311,935

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $21.3 million. Favorable loss reserve development benefitted the Company’s loss ratio by 3.3 percentage points for the six months ended June 30, 2009. During the six months ended June 30, 2009 the Company incurred $12.0 million, $11.0 million and $5.3 million of losses attributable to windstorm Klaus, a commercial flight loss and Australian wildfires, respectively, which represent 1.9, 1.7 and 0.8 percentage points of the loss ratio, respectively. During the six months ended June 30, 2008 the Company incurred $10.2 million of losses attributable to certain U.S. storm and flood loss events which represent 1.7 percentage points of the loss ratio. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $41.5 million of losses attributable to separately identified losses, which, for the six months ended June 30, 2008, represented 7.3 percentage points of the loss ratio.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.
     At June 30, 2009 and 2008, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company did not make any significant changes in the assumptions or methodology used in its reserving process during the six months ended June 30, 2009.

	At June 30, 2009
			Total gross
			reserve for losses
(Dollars in thousands)	Gross case reserves	Gross IBNR	and loss expenses
Property	$244,065	$183,234	$427,299
Marine	365,388	221,276	586,664
Specialty	108,461	189,511	297,972

Total	$717,914	$594,021	$1,311,935

	At June 30, 2009
			Total net reserve
			for losses and
(Dollars in thousands)	Net case reserves	Net IBNR	loss expenses
Property	$241,625	$171,702	$413,327
Marine	264,169	203,171	467,340
Specialty	98,292	163,310	261,602

Total	$604,086	$538,183	$1,142,269

Validus Re. Validus Re losses and loss expenses for the six months ended June 30, 2009 were $96.6 million compared to $107.6 million for the six months ended June 30, 2008, a decrease of $11.0 million or 10.2%. Validus Re net paid losses for the six months ended June 30, 2009 were $123.0 million compared to $41.3 million for the six months ended June 30, 2008, an increase of $81.7 million or 197.8% primarily as a result of losses paid on Hurricane Ike. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 28.6% and 35.0% for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, Validus Re incurred $11.7 million and $5.0 million of losses attributable to windstorm Klaus and Australian wildfires, respectively, which represent 3.4 and 1.5 percentage points of the segment loss ratio, respectively. During the six months ended June 30, 2008, Validus Re incurred $10.2 million of losses attributable to certain U.S. storm and flood loss events which represent 3.3 percentage points of the segment loss ratio. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million of

Validus Re losses attributable to separately identified losses, which, for the six months ended June 30, 2008, represented 10.5 percentage points of the loss ratio.

	Six months ended June 30
			Percentage
	2009	2008	point change
Property - current year	23.6%	35.9%	(12.3)
Property - change in prior accident years	(3.4)%	(3.5)%	0.1

Property - loss ratio	20.2%	32.4%	(12.2)

Marine - current year	56.9%	39.2%	17.7
Marine - change in prior accident years	8.4%	6.4%	2.0

Marine - loss ratio	65.3%	45.6%	19.7

Specialty - current year	27.6%	39.0%	(11.4)
Specialty - change in prior accident years	(3.9)%	(1.1)%	(2.8)

Specialty - loss ratio	23.7%	37.9%	(14.2)

All lines - current year	30.0%	36.8%	(6.8)
All lines - change in prior accident years	(1.4)%	(1.8)%	0.4

All lines - loss ratio	28.6%	35.0%	(6.4)
     For the six months ended June 30, 2009, the property lines include $55.0 million related to current year losses and $8.0 million of favorable development relating to prior accident years. During the six months ended June 30, 2009, Validus Re’s property lines incurred $11.7 million, or 5.0 percentage points of the property lines loss ratio, attributable to windstorm Klaus and $5.0 million of loss expense, or 2.1 percentage points of the property lines loss ratio, attributable to Australian wildfires. The favorable development is primarily attributable to the reclassification of losses from onshore energy exposures during the 2007 California wildfires to the marine line and a reduced loss estimate for the June 2008 Midwest flood event. During the six months ended June 30, 2008, Validus Re’s property lines incurred $10.2 million of losses attributable to certain U.S. storm and flood loss events which represent 4.4 percentage points of the property lines loss ratio. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million of Validus Re’s property lines losses attributable to separately identified losses, which, for the six months ended June 30, 2008, represented 14.1 percentage points of the loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2009 and 2008 were 16.5% and 17.4%, respectively.
     For the six months ended June 30, 2009, the marine lines include $33.6 million related to current year losses and $5.0 million of adverse development relating to prior accident years due primarily to the reclassification of losses from onshore energy exposures during the 2007 California wildfires from the property line. Validus Re marine line loss ratios, excluding prior year development, for the six months ended June 30, 2009 and 2008 were 56.9% and 39.2%, respectively.
     For the six months ended June 30, 2009, the specialty lines include $12.9 million related to current year losses and $1.8 million of favorable development relating to prior accident years. Validus Re specialty lines loss ratios, excluding prior year development, for the six months ended June 30, 2009 and 2008 were 27.6% and 39.0%, respectively.
Talbot. Talbot losses and loss expenses for the six months ended June 30, 2009 were $160.0 million compared to $154.5 million for the six months ended June 30, 2008, an increase of $5.5 million, or 3.5%. The loss ratio was 51.8% and 52.7% for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, Talbot incurred $8.3 million of loss expense attributable to a commercial flight loss, which represents 2.7 percentage points of the segment loss ratio. During the six months ended June 30, 2009, $176.5 million of losses and loss expenses related to current year losses and $16.5 million related to favorable development primarily on the property lines of business. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million of losses attributable to separately identified losses, which, for the six months ended June 30, 2008, represented 3.9 percentage points of the segment loss ratio. Details of loss ratios by line of business and calendar period are provided below.

	Six months ended June 30		Percentage
	2009	2008	point change
Property — current year	45.8%	67.8%	(22.0)
Property — change in prior accident years	(26.6)%	(11.0)%	(15.6)

Property — loss ratio	19.2%	56.8%	(37.6)

Marine — current year	60.6%	61.9%	(1.3)
Marine — change in prior accident years	(2.9)%	4.0%	(6.9)

Marine — loss ratio	57.7%	65.9%	(8.2)

Specialty — current year	59.3%	50.6%	8.7
Specialty — change in prior accident years	3.1%	(16.1)%	19.2

Specialty — loss ratio	62.4%	34.5%	27.9

All lines — current year	57.1%	59.0%	(1.9)
All lines — change in prior accident years	(5.3)%	(6.3)%	1.0

All lines — loss ratio	51.8%	52.7%	(0.9)
     For the six months ended June 30, 2009, the property lines include $28.1 million related to current year losses and $16.3 million of favorable loss development relating to prior accident years. This favorable development is primarily attributable to lower then expected claims development together with $1.2 million and $2.3 million of favorable development relating to Hurricane Ike and Hurricane Katrina, respectively. Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million of losses attributable to separately identified losses, which, for the six months ended June 30, 2008, represented 19.5 percentage points of Talbot’s property lines loss ratio. Talbot property line loss ratio, excluding prior year development for the six months ended June 30, 2009 and 2008 were 45.8% and 48.3%, respectively.
     For the six months ended June 30, 2009, the marine lines include $78.9 million related to current year losses and $3.8 million of favorable development relating to prior accident years. Talbot marine line loss ratios, excluding prior year development, for the six months ended June 30, 2009 and 2008 were 60.6% and 61.9%, respectively.
     For the six months ended June 30, 2009, the specialty lines include $69.5 million relating to current year losses and $3.6 million due to adverse development on prior accident years. During the six months ended June 30, 2009, Talbot’s specialty lines incurred $8.3 million of losses, or 7.1 percentage points of the specialty lines loss ratio, attributable to a commercial flight loss. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the six months ended June 30, 2009 and 2008 were 52.2% and 50.6%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the six months ended June 30, 2009 were $125.9 million compared to $113.1 million for the six months ended June 30, 2008, an increase of $12.8 million or 11.3%. Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2009 and 2008 were 19.5% and 18.8%, respectively.

	Policy acquisition costs
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$48,299	38.4%	$46,958	41.5%	2.9%
Marine	42,929	34.1%	35,145	31.1%	22.1%
Specialty	34,659	27.5%	31,017	27.4%	11.7%

Total	$125,887	100.0%	$113,120	100.0%	11.3%

Validus Re. Validus Re policy acquisition costs for the six months ended June 30, 2009 were $57.7 million compared to $45.7 million for the six months ended June 30, 2008, an increase of $12.0 million or 26.2%.

	Policy acquisition costs
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$38,241	66.3%	$35,410	77.5%	8.0%
Marine	13,662	23.7%	5,506	12.0%	148.1%
Specialty	5,794	10.0%	4,796	10.5%	20.8%

Total	$57,697	100.0%	$45,712	100.0%	26.2%

     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2009 and 2008 were 17.1% and 14.9%, respectively. The policy acquisition ratio increased largely due to an 11.0 percentage point increase on the marine policy acquisition ratio. The increase in the marine policy acquisition ratio was due to an increased portion of gross premiums written being earned on proportional contracts, which generally experience higher acquisition costs.
Talbot. Talbot policy acquisition costs for the six months ended June 30, 2009 were $69.3 million compared to $67.4 million for the six months ended June 30, 2008, a decrease of $1.8 million or 2.7%.

	Policy acquisition costs
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Property	$11,139	16.0%	$11,572	17.2%	(3.7)%
Marine	29,267	42.3%	29,639	43.9%	(1.3)%
Specialty	28,865	41.7%	26,221	38.9%	10.1%

Total	$69,271	100.0%	$67,432	100.0%	2.7%

     Policy acquisition costs as a percent of net premiums earned were 22.4% and 23.0%, respectively, for the six month periods ended June 30, 2009 and 2008.
General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2009 were $79.3 million compared to $71.0 million for the six months ended June 30, 2008, an increase of $8.3 million or 11.6%. The increase was primarily a result of increased Validus Re expenses partially offset by decreases in the Corporate segment.

	General and administrative expenses
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Validus Re	$27,941	35.2%	$19,334	27.2%	44.5%
Talbot	42,141	53.2%	40,710	57.3%	3.5%
Corporate & Eliminations	9,197	11.6%	10,975	15.5%	(16.2)%

Total	$79,279	100.0%	$71,019	100.0%	11.6%

     General and administrative expense ratios for the six month periods ended June 30, 2009 and 2008 were 14.3% and 14.1%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Six months ended		Six months ended
	June 30, 2009		June 30, 2008
		Expenses as %		Expenses as %
		of Net Earned		of Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and Administrative	$79,279	12.3%	$71,019	11.8%
Share Compensation	12,986	2.0%	13,806	2.3%

Total	$92,265	14.3%	$84,825	14.1%

     General and administrative expenses of $79.3 million in the six months ended June 30, 2009 represents 12.3 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the six months ended June 30, 2009 were $27.9 million compared to $19.3 million for the six months ended June 30, 2008, an increase of $8.6 million or 44.5%. General and administrative expenses have increased primarily as a result of the increase in staff to 105 at June 30, 2009 from 80 at June 30, 2008. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the six month periods ended June 30, 2009 and 2008 were 8.2% and 6.2%, respectively.
Talbot. Talbot general and administrative expenses for the six months ended June 30, 2009 were $42.1 million compared to $40.7 million for the six months ended June 30, 2008, an increase of $1.4 million or 3.5%. General and administrative expenses have increased primarily as a result of the increase in staff to 212 at June 30, 2009 from 167 at June 30, 2008 and expenses related to the new onshore energy and aviation underwriting teams. Talbot’s general and administrative expenses as a percent of net premiums earned for the six month periods ended June 30, 2009 and 2008 were 13.7% and 13.9%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the six months ended June 30, 2009 were $9.2 million compared to $11.0 million for the six months ended June 30, 2008, a decrease of $1.8 million or 16.2%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the six months ended June 30, 2009 was $13.0 million compared to $13.8 million for the six months ended June 30, 2008, a decrease of $0.8 million or 5.9%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Share compensation expense
	Six months ended		Six months ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		% Change
Validus Re	$3,220	24.8%	$2,823	20.5%	14.1%
Talbot	4,433	34.1%	2,102	15.2%	110.9%
Corporate & Eliminations	5,333	41.1%	8,881	64.3%	(40.0)%

Total	$12,986	100.0%	$13,806	100.0%	(5.9)%

     Share compensation expense of $13.0 million in the six months ended June 30, 2009 represents 2.0 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the six months ended June 30, 2009 was $3.2 million compared to $2.8 million for the six months ended June 30, 2008, an increase of $0.4 million or 14.1%. The increase was due to the impact of grants made during 2008. Share compensation expense as a percent of net premiums earned for the six month periods ended June 30, 2009 and 2008 were 1.0% and 0.9%, respectively.
Talbot. Talbot share compensation expense for the six months ended June 30, 2009 was $4.4 million compared to $2.1 million for the six months ended June 30, 2008. The increase was due to the impact of grants made during 2008. Share compensation expense as a percent of net premiums earned for the six month periods ended June 30, 2009 and 2008 were 1.4% and 0.7%, respectively.
Corporate & Eliminations. Corporate share compensation expense for the six months ended June 30, 2009 was $5.3 million compared to $8.9 million for the six months ended June 30, 2008, a decrease of $3.5 million or 40.0%. This decrease was due primarily to several share award issuances with vesting periods greater than one year that vested during the year ended December 31, 2008 and therefore had no further amortization expense during the six months ended June 30, 2009.
Selected Ratios

     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2009 and 2008.

	Six months ended	Six months ended	Percentage
	June 30, 2009	June 30, 2008	point change
Losses and loss expenses ratio	39.7%	43.6%	(3.9)
Policy acquisition cost ratio	19.5%	18.8%	0.7
General and administrative expense ratio(1)	14.3%	14.1%	0.2

Expense ratio	33.8%	32.9%	0.9

Combined ratio	73.5%	76.5%	(3.0)

(1)	Includes general and administrative expense and share compensation expense

	Six months ended	Six months ended	Percentage
Validus Re	June 30, 2009	June 30, 2008	point change
Losses and loss expenses ratio	28.6%	35.0%	(6.4)
Policy acquisition cost ratio	17.1%	14.9%	2.2
General and administrative expense ratio	9.2%	7.1%	2.1

Expense ratio	26.3%	22.0%	4.3

Combined ratio	54.9%	57.0%	(2.1)

	Six months ended	Six months ended	Percentage
Talbot	June 30, 2009	June 30, 2008	point change
Losses and loss expenses ratio	51.8%	52.7%	(0.9)
Policy acquisition cost ratio	22.4%	23.0%	(0.6)
General and administrative expense ratio	15.1%	14.6%	0.5

Expense ratio	37.5%	37.6%	(0.1)

Combined ratio	89.3%	90.3%	(1.0)

Underwriting Income
      Underwriting income for the six months ended June 30, 2009 was $172.2 million compared to $141.1 million for the six months ended June 30, 2008, a change of $31.1 million or 22.1%.

	Six months ended	% of Sub	Six months ended	% of Sub
(Dollars in thousands)	June 30, 2009	total	June 30, 2008	total	% Change
Validus Re	$152,703	82.2%	$132,307	82.2%	15.4%
Talbot	32,968	17.8%	28,629	17.8%	15.2%

Sub total	185,671	100.0%	160,936	100.0%	15.4%

Corporate & Eliminations	(13,449)		(19,832)		47.7%

Total	$172,222		$141,104		22.1%

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income, other income, finance expenses, transaction expenses, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses).

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Underwriting income	$172,222	$141,104
Net investment income	53,735	72,478
Other income	1,774	2,397
Finance expenses	(18,475)	(34,279)
Transaction expenses	(15,851)	—
Realized gain on repurchase of debentures	—	8,752
Net realized gains (losses) on investments	(26,071)	5,319
Net unrealized gains (losses) on investments	59,402	(57,959)
Foreign exchange gains (losses)	4,232	9,090

Net income before taxes	$230,968	$146,902

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
Net Investment Income
     Net investment income for the six months ended June 30, 2009 was $53.7 million compared to $72.5 million for the six months ended June 30, 2008, a decrease of $18.8 million or 25.9%. Net investment income decreased as a result of reduced market yields and higher quarterly average cash balances. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the six months ended June 30, 2009 and 2008 are as presented below.

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
Fixed maturities and short-term investments	$52,914	$66,210	(20.0)%
Securities lending income	512	890	(42.5)%
Cash and cash equivalents	1,881	7,216	(74.0)%

Total investment income	55,307	74,316	(25.6)%
Investment expenses	(1,571)	(1,838)	14.5%

Net investment income	$53,736	$72,478	(25.9)%

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the six month periods ended June 30, 2009 and June 30, 2008 were $1.0 million and $0.9 million, respectively. Investment management fees earned by GSAM for the six month periods ended June 30, 2009 and June 30, 2008 were $0.7 million and $0.7 million, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 3.08% and 4.50% for the six months ended June 30, 2009 and 2008, respectively, and the average duration at June 30, 2009 was 1.9 years (December 31, 2008 – 1.8 years).
Finance Expenses
     Finance expenses for the six months ended June 30, 2009 were $18.5 million compared to $34.3 million for the six months ended June 30, 2008, a decrease of $15.8 million or 46.1%. The decrease was primarily a result of a $14.7 million decrease on Talbot third party FAL facility.
     Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	% Change
9.069% Junior Subordinated Deferrable Debentures	$7,177	$7,177	NM
8.480% Junior Subordinated Deferrable Debentures	6,696	8,008	(16.4)%
Credit facilities	840	474	77.2%
Talbot FAL facilities	105	125	(16.0)%
Talbot other interest	-	112	NM
Talbot third party FAL facility	3,657	18,383	(80.1)%

Total	$18,475	$34,279	(46.1)%

NM:	Not Meaningful
     Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. Because the third party FAL providers remain “on risk” until each year of account that their support closes (normally after six years). Talbot must retain third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support.
     For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However, some of these costs are fixed. There are no FAL finance charges related to the 2008 and 2009 years of account as there were no third party FAL providers in those periods.
     The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Six months ended June 30
			Total Syndicate		FAL Finance Charges as
Underwriting Year of Account	FAL Finance Charges		Profit		% of Total Syndicate Profit
(Dollars in thousands)	2009	2008	2009	2008	2009	2008 (1)
2006 (1)	$-	9,487	$-	27,466	NM	34.5%
2007	3,657	8,896	9,915	30,031	36.9%	29.6%
2008	-	-	32,861	(20,168)	NM	NM
2009	-	-	(11,204)	-	NM	NM

Total	$3,657	$18,383	$31,572	$37,329	11.6%	49.2%

Percentage excluding years in deficit					8.6%	32.0%

(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM:	Not meaningful
    FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the six months ended June 30, 2009 were $3.6 million compared to $18.4 million for the six months ended June 30, 2008, a decrease of $14.7 million. This decrease was due to the absence of FAL finance charges related to the 2006 year of account, which has now closed.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Six months ended June 30
(Dollars in thousands)	2009	2008
Total syndicate profit	$31,572	$37,329
FAL Finance expenses	(3,657)	(18,383)
Managing agent’s fee (1)	4,502	4,828
Managing agent’s profit commission (2)	3,174	10,153
Investment income (3)	8,924	5,288
Other segment operating income (expenses), net	11,826	(6,898)
Share compensation (expenses)	(4,433)	(2,090)
Intangible amortization (expenses)	(2,081)	(2,081)
Income tax benefit (expense)	1,568	(4,458)

Talbot segment net income	$51,395	$23,688

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.
Net Realized (Losses) Gains on Investments
     Net realized (losses) on investments for the six months ended June 30, 2009 were $(26.1) million compared to gains of $5.3 million for the six months ended June 30, 2008. Net realized losses resulted primarily from the sale of $98.6 million of CMBS with relatively long weighted average lives, resulting in realized losses of $19.5 million, which resulted in a corresponding offset in net unrealized gains (losses). The decision to reduce the Company’s exposure to CMBS was made in light of deteriorating fundamentals in the sector.

Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the six months ended June 30, 2009 were $59.4 million compared to losses of $(58.0) million for the six months ended June 30, 2008. The net unrealized gains in the six months ended June 30, 2009 resulted from unrealized gains in non-agency RMBS and corporate bond sectors, partially offset by unrealized losses in U.S. government and government agency securities and the $19.5 million realized (losses) arising from the sale of $98.6 million in CMBS, which had the effect of reducing the unrealized (loss) on the investment portfolio by and equal and offsetting amount.
     The Company early adopted FAS 157 and the FAS 159 Fair Value Option on January 1, 2007 for its investment portfolio. As a result, for the three months ended June 30, 2009 and 2008, net unrealized gains on investments are recorded as a component of net income. Talbot also adopted FAS 157 and the FAS 159 Fair Value Option for its investment portfolio upon acquisition by the Company on July 2, 2007. During the year ended December 31, 2008, the Company adopted FSP FAS 157-3. Consistent with this statement, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was $1.5 million increase in net unrealized loss on investments for the six months ended June 30, 2009. Further details are provided in the Investments section below.
Other Income
     Other income for the six months ended June 30, 2009 was $1.8 million compared to $2.4 million for the six months ended June 30, 2008, a decrease of $0.6 million or 26.0%.
Foreign Exchange Gains (Losses)
     Foreign exchange gains for the six month period ended June 30, 2009 were $4.2 million compared to gains of $9.1 million for the six months ended June 30, 2008, a decrease of $4.9 million. The foreign exchange gains during the six months ended June 30, 2009 were due to an increase in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency. The British pound sterling to U.S. dollar exchange rates were 1.44 and 1.65 at December 31, 2008 and June 30, 2009, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At June 30, 2009, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $110.0 million and $23.0 million, respectively. These balances consisted of British pounds sterling and Canadian dollars of $80.5 million and $7.2 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the six months ended June 30, 2009, this translation process resulted in foreign exchange gains that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned together with gains arising from the reversal of losses incurred in previous periods. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Transaction Expenses
     On July 9, 2009, the Company announced that the boards of directors of both the Company and IPC had approved a definitive amalgamation agreement. During the six months ended June 30, 2009, the Company incurred $15.9 million in relation to the proposed acquisition and amalgamation agreement with IPC. Transaction expenses are comprised of primarily legal, corporate advisory and audit related services.

Income Tax Benefit (Expense)
     Income tax benefit for the six months ended June 30, 2009 was $1.5 million compared to an expense of $4.5 million for the six months ended June 30, 2008, a change of $6.0 million. The income tax benefit was due to U.K. taxable losses for six months ended June 30, 2009 offsetting taxation in prior periods. These taxable losses were due primarily to Syndicate 1183’s 2008 and 2009 years of account, both of which have generated little or no profit commission revenue for Talbot’s U.K. entities. On an inception to date basis, the 2009 year of account is in an overall deficit position while the 2008 year of account only moved into surplus during the second quarter of 2009.
Other Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income (loss), underwriting income, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the six months ended June 30, 2009 and 2008 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at June 30, 2009 and December 31, 2008.

	At June 30, 2009
			Exercise	Book value
	Equity amount	Shares	Price	per share
Book value per common share
Total shareholders’ equity	$2,151,969	76,151,473		$28.26

Diluted book value per common share
Total shareholders’ equity	$2,151,969	76,151,473

Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55

Assumed exercise of outstanding options	50,924	2,793,402	$18.23

Unvested restricted shares		2,928,813

Diluted book value per common share	$2,342,469	89,825,826		$26.08

	At December 31, 2008
			Exercise	Book value
	Equity amount	Shares	Price	per share
Book value per common share
Total shareholders’ equity	$1,938,734	75,624,697		$25.64

Diluted book value per common share
Total shareholders’ equity	$1,938,734	75,624,697

Assumed exercise of outstanding warrants	152,316	8,680,149	$17.55

Assumed exercise of outstanding options	51,043	2,799,938	$18.23

Unvested restricted shares	-	2,986,619

Diluted book value per common share	$2,142,093	90,091,403		$23.78

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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2009 and 2008 is described in the following table.

	Six months ended June 30,		%
(Dollars in thousands)	2009	2008	Change
Net cash provided by operating activities	$209,811	$247,407	(15.2)%
Net cash used in investing activities	(310,974)	(176,716)	(76.0)%
Net cash provided by (used in) financing activities	28,080	(34,435)	181.5%
Effect of foreign currency rate changes on cash and cash equivalents	13,325	6,306	111.3%

Net (decrease) increase in cash	$(59,758)	$42,562	(240.4)%

     During the six months ended June 30, 2009, net cash provided by operating activities was driven primarily by net income of $232.5 million. Cash provided by operating activities, as compared to the six months ended June 30, 2008, was impacted by the relative movement in change in reserves for losses and loss expenses for the six months ended June 30, 2009, due primarily to the settlement 2008 loss reserves. Net cash used in investing activities was driven primarily by the investment of operating surpluses. Net cash provided by (used in) financing activities was driven primarily by aggregate quarterly dividend payments of $34.4 million and a $63.2 million decrease in securities lending payable. Net cash provided by (used in) financing activities, as compared to the six months ended June 30, 2008, was impacted by the absence of a debenture repurchase during the six months ended June 30, 2009.
     During the six months ended June 30, 2008, net cash provided by operating activities was driven primarily by net income of $142.4 million, a $208.4 million increase in premiums receivable, a $104.3 million increase in reserve for losses and loss expense and a $236.2 million increase in unearned premiums. Net cash used in investing activities was driven primarily by the investment of operating surpluses. Net cash provided by (used in) financing activities was driven primarily by a $36.9 million debenture repurchase, aggregate quarterly dividend payments of $33.6 million and a $35.6 million decrease in securities lending payable.
     The Company’s portfolio is all fixed income including cash, short-term investments, agency securities and sovereign securities amounting to $2,390.2 million or 67.7% of total cash and investments. Details of the Company’s debt and financing arrangements at June 30, 2009 are provided below.

	Maturity Date /	In Use /
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	-
$500,000 secured letter of credit facility	March 12, 2012	276,955
Talbot FAL facility	December 31, 2009	100,000
Talbot third party FAL facility	December 31, 2009	121,515

Total		$802,770

     The capital and credit markets have been experiencing extreme volatility and disruption for more than one year. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. However, management believes that liquidity is not a key constraint for the Company due to its highly liquid investment portfolio and the maturity dates of debt and facilities reflected in the table above. Management’s belief is based on the following considerations:
•	The Talbot third party FAL facility represents cash, investments and undrawn letters of credit provided by various third parties for the 2007 year of account. These third party funds have been replaced by the Company effective January 1, 2008;
•	The Talbot FAL facility is a facility currently secured by assets of Validus Reinsurance, Ltd. and the Company could choose to provide FAL in the form of cash should the Talbot FAL facility not be renewed;
•	The $200 million unsecured letter of credit facility is not utilized by the Company currently and has been used in the past only as part of the Talbot acquisition.
     Under the terms of the Amalgamation Agreement, each outstanding IPC common share (including any shares held by IPC shareholders that do not vote in favor of the amalgamation, but excluding any shares as to which appraisal rights have been exercised pursuant to Bermuda law), will be cancelled and converted into the right to receive 0.9727 common shares of Validus, $7.50 in cash, less any applicable withholding tax and without interest, and cash in lieu of fractional shares upon closing of the amalgamation. The amalgamation will result in the payment of cash and cash equivalents of approximately $424 million to IPC shareholders.
Capital Resources
     Shareholders’ equity at June 30, 2009 was $2,152.0 million.
     On July 28, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, payable on September 30, 2009 to holders of record on August 20, 2009. During 2009, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, on March 31, and June 30, to holders of record on March 16 and June 15, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.
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
     On July 9, 2009, the Company announced that the boards of directors of both the Company and IPC Holdings, Ltd. (“IPC”) had approved a definitive amalgamation agreement under the terms of which, IPC shareholders will receive $7.50 in cash and 0.9727 of the Company’s voting common shares for each IPC common share.

     Completion of the transaction, which is expected to take place in the three months ended September 30, 2009, is subject to customary closing conditions, including the Company and IPC shareholders’ approvals. The Company’s special general meeting of shareholders will be held on September 4, 2009. Aquiline Capital Partners LLC, Vestar Capital Partners, and New Mountain Capital, LLC, which collectively owned approximately 38% of the Company’s outstanding voting common shares as of July 27, 2009, have agreed to vote in favor of the issuance of the Company’s shares in connection with the transaction. Upon closing of the transaction, the Company’s current shareholders will own approximately 62% of the combined company on a fully diluted basis, with IPC shareholders owning approximately 38%.
     In connection with the signing of the Amalgamation Agreement, the Company has withdrawn and terminated its previously announced Exchange Offer for all of the outstanding common shares of IPC and has instructed BNY Mellon Shareowner Services to promptly return all IPC common shares previously tendered to the Company. Additionally, the Company has terminated its solicitation efforts in connection with its other previously announced alternative steps to complete a transaction with IPC, including a scheme of arrangement and calling of a special meeting of IPC shareholders.
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
Recent accounting pronouncements
     Please refer to Note 2 to the consolidated financial statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at June 30, 2009:

(Dollars in thousands)	Commitment	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	276,955
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility (1)	121,515	121,515

Total	$1,271,515	$802,770

(1)	The third party FAL facility comprises $144.0 million which supports the 2007 and prior underwriting years. These funds have now been withdrawn from Lloyd’s and placed in escrow but remain available to pay losses.
     On July 24, 2009, the Company announced that it has entered into the Second Amendment to each of its $500,000 five-year secured letter of credit facility and $200,000 three-year unsecured facility, and the First Amendment to its $100,000 Talbot FAL facility to amend a specific investment restriction clause to permit the completion of the IPC amalgamation agreement. The amendment also modifies and updates certain pricing and covenant terms.
     Please refer to Note 7 to the consolidated financial statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.

Ratings
     On July 9, 2009, following the announcement that the Company entered into the Amalgamation Agreement, A.M. Best placed the Company’s “bbb-” issuer credit and indicative senior debt ratings as well as the “bb+” subordinated debt and “bb” preferred stock ratings under review with negative implications. In addition, the A- financial strength and “a-” issuer credit ratings of subsidiary unit Validus Reinsurance, Ltd. were placed under review with negative implications. According to A.M. Best, the new status reflects “uncertainties” surrounding the Company’s recently executed definitive Amalgamation Agreement with IPC.
     On July 10, 2009, Standard & Poor’s Ratings Services revised its outlook on the Company to positive from stable and affirmed the counterparty credit rating of BBB-. According to Standard & Poor’s, the Company’s ratings are based on the group’s good and expanding competitive position; strong capitalization; strong risk controls around exposure management, underwriting and modeling; and very strong operating performance since its inception, partially offset by the potential integration risk related to the expected IPC transaction. Standard & Poor’s Ratings Services may raise the Company’s rating by one notch over the next 12-18 months.
     On July 13, 2009, Moody’s said that it will maintain its negative rating outlook, assigned on April 2, 2009, on the Company and subsidiary unit Validus Reinsurance Ltd. following the Amalgamation Agreement with IPC. The rating agency affirmed the Company’s long-term issuer rating at Baa2 and the insurance financial strength rating for Validus Reinsurance, Ltd. at A3 with a negative outlook.
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
     Substantially all of the fixed maturity investments held at June 30, 2009 were publicly traded. At June 30, 2009, the average duration of the Company’s fixed maturity portfolio was 1.9 years (December 31, 2008: 1.8 years) and the average rating of the portfolio was AA+ (December 31, 2008: AAA). At June 30, 2009, the total fixed maturity portfolio was $2,816.5 million (December 31, 2008: $2,454.5 million), of which $1,971.8 million (December 31, 2008: $1,941.3 million) were rated AAA. At June 30, 2009, fair value measurements of certain non-Agency RMBS securities, representing 2.0% of the Company’s total assets, have primarily unobservable inputs (December 31, 2008: 2.6%).
     The Company’s investment guidelines require that investments be rated A- or higher at the time of purchase. During the quarterly period ended June 30, 2009, Moody’s downgraded a substantial number of non-agency mortgage backed securities issues, including several securities held by the Company. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $81.9 million of non-agency mortgage backed securities rated less than investment grade. The Company expects that Standard & Poor’s may take similar actions in respect of their ratings of non-agency mortgage backed securities. The other components of less than investment grade securities held by the Company at June 30, 2009 were $18.8 million of catastrophe bonds and $2.9 million of corporate bonds.
     Cash and cash equivalents and investments in Talbot of $1,093.2 million at June 30, 2009 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2008: $1,032.3 million). Total cash and cash equivalents and investments in Talbot were $1,237.3 million at June 30, 2009 (December 31, 2008: $1,142.0 million).

     As of June 30, 2009, the Company had approximately $4.1 million of asset-backed securities with sub-prime collateral (December 31, 2008: $6.4 million) and $94.7 million of Alt-A RMBS (December 31, 2008: $103.8 million).
     As described more fully under the “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company identified certain non-Agency RMBS securities trading in inactive markets. During the three months ended June 30, 2009, the change in fair value for the identified RMBS securities resulted in a $5.4 million decrease in net unrealized gain on investments. This decrease in net unrealized losses on investments resulted in a $5.4 million increase in shareholders’ equity as at June 30, 2009.
Cash Flows
     During the three months ended June 30, 2009 and 2008, the Company generated net cash from operating activities of $116.8 million and $111.7 million, respectively. During the six months ended June 30, 2009 and 2008, the Company generated net cash from operating activities of $202.6 million and $247.4 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
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
     As of June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $390.1 million and $449.9 million, respectively.
     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at June 30, 2009, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	uncertainty as to whether the Company and IPC will be able to complete the proposed Amalgamation because, among other reasons, conditions to the proposed Amalgamation may not be satisfied or waived;

•	uncertainty as to the actual premium that will be realized by IPC shareholders in connection with the proposed Amalgamation;

•	uncertainty as to the long term value of the Company’s common shares;

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s and IPC’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s limited operating history;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	the Company’s or IPC’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we expect to operate;

•	the integration of Talbot Holdings, Ltd., IPC, or other businesses we may acquire or new business ventures we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s or IPC’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers;

•	failure to realize the anticipated benefits of the proposed Amalgamation, including as a result of failure or delay in integrating the businesses of the Company and IPC;

•	the outcome of any legal proceedings to the extent initiated against the Company, IPC or others following the announcement of the proposed Amalgamation; and

•	the other factors set forth herein under Part II Item 1A “Risk Factors” and under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the risk and other factors set forth in the Company’s other filings with the SEC as well as management’s response to any of the aforementioned factors.
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
     As at June 30, 2009, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.9%, or approximately $59.9 million. As at June 30, 2009, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.8% or approximately $55.3 million.
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
     As at June 30, 2009, the Company held $866.7 million (December 31, 2008: $994.1 million), or 30.8% (December 31, 2008: 40.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of June 30, 2009, $432.0 million, or 8.7% of our total assets and $410.8 million, or 14.5% of our total liabilities was held in foreign currencies. As of June 30, 2009, $94.1 million, or 3.3% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of June 30, 2008, $266.4 million, or 9.7% of our total assets and $217.7 million, or 24.2% of our total liabilities was held in foreign currencies. As of June 30, 2008, $92.2 million, or 3.7% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded below A-/A3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At June 30, 2009, 4.3% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 1.6% of total investments, other than with respect to government securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at June 30, 2009 were from reinsurers rated A-, (December 31, 2008 rated A- or better) or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 20.5% (December 31, 2008: 20.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2009, the Company had $1,278.1 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at June 30, 2009 are provided below.

	Maturity Date /
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	-
$500,000 secured letter of credit facility	March 12, 2012	276,955
Talbot FAL facility	December 31, 2009	100,000
Talbot third party FAL facility	December 31, 2009	121,515

Total		$802,770

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Prior to entering into the Amalgamation Agreement with IPC, on April 28, 2009, the Company filed a claim in the Supreme Court of Bermuda against IPC, IPC Limited and Max Capital Ltd. (“Max”) (“Bermuda claim”). On March 1, 2009, IPC and Max entered into an amalgamation agreement (the “Max Amalgamation Agreement”) providing for the amalgamation of Max with IPC Limited. The Bermuda claim challenges the validity of the termination fee in the Max Amalgamation Agreement and provisions which restricted the ability of IPC to discuss competing proposals with third parties (the “no-talk provisions”) in the Max Amalgamation Agreement. Further, the Bermuda claim alleges that by entering into the Max Amalgamation Agreement containing the Max termination fee and no talk provisions and by continuing to act in accordance with the terms of these provisions, the directors of IPC acted in breach of their fiduciary duty and not in accordance with the constitution of IPC.
     On May 1, 2009, the Company filed an application to expedite the trial of the Bermuda claim. The Company requested that the Supreme Court of Bermuda set a schedule permitting a trial to be conducted commencing on an earlier date than any date on which IPC sought to hold its annual general meeting to consider the proposals related to the Proposed Max Amalgamation. The application to expedite the trial was denied by the Supreme Court of Bermuda on May 11, 2009. The Bermuda claim is still pending in the Supreme Court of Bermuda, however, the proceedings have been stayed by consent of the parties.
     Also prior to entering into the Amalgamation Agreement, the Company had re-filed an application on June 29, 2009, initially filed on May 14, 2009, to the Supreme Court of Bermuda to convene a court-ordered meeting of the IPC’s shareholders in order for IPC’s shareholders to approve a scheme of arrangement (the “Scheme of Arrangement”) under Part VII of The Companies Act 1981 of Bermuda, as amended. In order to implement the Scheme of Arrangement, IPC’s shareholders would have had to approve the Scheme of Arrangement at a court-ordered meeting of IPC’s shareholders, IPC would have had to separately approve the Scheme of Arrangement, IPC’s shareholders would have had to approve certain proposals put forth by the Company at a special general meeting of shareholders of IPC (including, if necessary, to provide for IPC’s separate approval of the Scheme of Arrangement) and the Scheme of Arrangement would have had to be sanctioned by the Supreme Court of Bermuda. On July 9, 2009, the Company announced that it would terminate its solicitation efforts in connection with its previously announced alternative steps to complete a non-consensual transaction with IPC, including the Scheme of Arrangment; therefore these proceedings have been adjourned.
     We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.
ITEM 1A. RISK FACTORS
     In addition to the risk factors set forth below, you should read and consider other risk factors specific to each of the Company’s and IPC businesses that will also affect the Company’s after consummation of the Amalgamation, described in Part I, Item 1A of each company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other documents that have been filed with the SEC and all of which are incorporated by reference into Amendment No. 5 to the joint proxy statement/prospectus on Form S-4, filed with the SEC on July 16, 2009. If any of the risks described below or in the reports incorporated by reference into Amendment No. 5 to the joint proxy statement/prospectus on Form S-4, filed with the SEC on July 16, 2009 occurs, the respective businesses, financial results, financial conditions, operating results or share prices of the Company or IPC could be materially adversely affected.
Risk Factors Relating to the Amalgamation
The value of the Company’s Shares that the IPC shareholders receive in the Amalgamation will vary as a result of the fixed exchange ratio and possible fluctuations in the price of the Company’s Shares.

     Upon consummation of the Amalgamation each IPC Share (other than IPC Shares held by dissenting IPC shareholders or by the Company and its subsidiaries) will be exchanged into 0.9727 common shares, par value $0.175 per share of the Company (the “Shares”), $7.50 in cash (less any applicable withholding taxes and without interest) and cash in lieu of fractional shares. Because the exchange ratio is fixed at 0.9727 of the Company’s Shares for each IPC Share, the market value of the Company’s Shares issued in exchange for IPC Shares will depend upon the market price of the Company’s Shares at the date the Amalgamation is consummated. If the price of the Company’s Shares declines, IPC shareholders could receive less value for their shares upon the consummation of the Amalgamation than the value calculated pursuant to the exchange ratio on the date the Amalgamation was announced or as of the date of the filing of this joint proxy statement/prospectus. Share price changes may result from a variety of factors that are beyond the companies’ control, including general market conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory considerations.
     In connection with the Amalgamation, the Company estimates that it will need to issue approximately 54,959,648 of the Company’s Shares. The increase in the number of the Company’s outstanding Shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, the Company’s Shares.
The Amalgamation remains subject to conditions and failure to complete the Amalgamation could negatively impact the Company and IPC.
     The Amalgamation Agreement contains a number of conditions precedent that must be satisfied or waived prior to the consummation of the Amalgamation. In addition, the Amalgamation Agreement may be terminated under certain circumstances.
     If the Amalgamation is not completed, the ongoing business of the Company may be adversely affected as follows:
•	the attention of management of the Company will have been diverted to the Amalgamation instead of being directed solely to the Company’s own operations and pursuit of other opportunities that could have been beneficial to the Company;

•	the Company will have to pay certain costs relating to the Amalgamation, including certain legal, accounting and financial advisory fees;

•	the Company may be required, in certain circumstances, to pay a termination fee of $16 million to IPC; and

•	the Company may not have a right to be reimbursed the $50 million it advanced to IPC in respect of the Max Termination Fee upon the execution of the Amalgamation Agreement.
Termination of, or failure to renew reinsurance agreements by IPC’s clients or failure to obtain effective consents of the Company’s lenders to the Amalgamation could materially adversely affect the Amalgamation or the business of the Company.
     With regards to IPC’s reinsurance arrangements, many in-force reinsurance contracts contain change of control provisions. In addition, many of these reinsurance contracts are annually renewable and whether or not they may be terminated in a change of control, reinsurance cedants may choose not to renew these contracts with the combined entity. Termination and failure to renew reinsurance agreements by contractual counterparties could result in a material adverse effect on the combined entity’s business, financial condition and operating results, as well as on the market value of the combined entity’s common shares. In addition, if the Company is unable to obtain the consent of the lenders under its credit facilities to the Amalgamation, the Company may be required to pay down the outstanding obligations. If the conditions to the effectiveness of the lenders’ consents are not met, or the Company is required to pay down any obligations, the Company may be forced to find alternative sources of liquidity, which may not be available, or if available, may be on unfavorable terms.

Potential payments made to dissenting IPC shareholders in respect of their rights to appraisal of their shares could exceed the amount of consideration otherwise due to them under the terms of the Amalgamation Agreement.
     Any IPC shareholder may apply, within one month after the date of notice convening the IPC special meeting, for an appraisal of the fair value of its IPC Shares. The Company may be required to pay the fair value appraised by the court to such dissenting shareholder which could be less than, equal to or more than the amalgamation consideration. Any such payments may have a material adverse effect on the Company’s business, financial condition and operating results, as well as the market price of the Company’s Shares.
The financial analyses and forecasts considered by the Company and IPC and their respective financial advisors may not be realized, which may adversely affect the market price of the Company’s Shares following the Amalgamation.
     In performing their financial analyses and rendering their opinions regarding the fairness from a financial perspective of the consideration in the Amalgamation, each of the respective financial advisors to the Company and IPC independently reviewed and relied on, among other things, internal stand-alone and pro forma financial analyses and forecasts as separately provided to each respective financial advisor by the Company or IPC. These analyses and forecasts were prepared by, or as directed by, the managements of the Company and IPC and were also considered by the Company and IPC’s boards of directors. None of these analyses or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC or the American Institute of Certified Public Accountants regarding projections and forecasts. These projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company and IPC. Accordingly, there can be no assurance that the Company’s or IPC’s financial condition or results of operations will not be significantly worse than those set forth in such analyses and forecasts. Significantly worse financial results could have a material adverse effect on the market price of the Company’s Shares following the Amalgamation.
Risk Factors Relating to the Company Following the Amalgamation
The Company may experience difficulties integrating IPC’s businesses, which could cause the Company to fail to realize the anticipated benefits of the Amalgamation.
     If the Amalgamation is consummated, achieving the anticipated benefits of the Amalgamation will depend in part upon whether the two companies integrate their businesses in an effective and efficient manner. The Company may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the Amalgamation will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the combined entity.
     Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined entity’s potential to achieve the anticipated long-term strategic benefits of the Amalgamation and could have a material adverse effect on the business, financial condition, operating results and market value of the Company’s Shares after the Amalgamation.
The Amalgamation may result in ratings downgrades of one or more of the Company’s insurance or reinsurance subsidiaries (including the newly acquired IPC insurance and reinsurance operating companies) which may adversely affect the Company’s business, financial condition and operating results, as well as the market price of the Company’s Shares.
     Ratings with respect to claims paying ability and financial strength are important factors in maintaining customer confidence in the Company and its ability to market insurance and reinsurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers and will likely reevaluate the ratings of the Company and its reinsurance subsidiaries following the consummation of the Amalgamation, if applicable. Following the announcement of the

Amalgamation Agreement, Standard & Poor’s revised its outlook on the Company to positive from stable, and affirmed its BBB- counterparty credit rating on the Company and A.M. Best changed the outlook to negative with respect to the A- financial strength rating and “a-” issuer credit rating of the Company’s reinsurance subsidiary, Validus Reinsurance, Ltd. (“Validus Re”), and the “bbb-” issuer credit rating of the Company. In addition, Moody’s affirmed its outlook of negative with respect to the A3 insurance financial strength rating of Validus Re and the Baa2 long-term issuer rating of the Company. Additionally, following the announcement of the Amalgamation Agreement, A.M. Best downgraded the financial strength ratings to A- (Excellent) from A (Excellent) and issuer credit ratings to “a-” from “a” for the reinsurance subsidiaries of IPC (including IPCRe and IPCRe Europe Limited) and also downgraded the issuer credit rating to “bbb-” from “bbb” for IPC and indicated that these ratings continue to be under review with negative implications. Following the Amalgamation, any ratings downgrades, or the potential for ratings downgrades, of the Company or its subsidiaries (including the newly acquired IPC operating companies) could adversely affect the Company’s ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for the Company’s Shares.
The occurrence of severe catastrophic events after the completion of the Amalgamation could cause the Company’s net income to be more volatile than if the Amalgamation did not take place.
     For the year ended December 31, 2008, the Company’s gross premiums (excluding reinstatement premiums) written on property catastrophe business were $328.2 million or 24.1% of total gross premiums written. For the year ended December 31, 2008, 93% of IPC’s gross premiums written covered property catastrophe reinsurance risks. For the year ended December 31, 2008, after giving effect to the Amalgamation as if it had been consummated on December 31, 2008, gross premiums written on property catastrophe business would have been $661.9 million or 37.5% of total gross premiums of the Company on a pro forma basis. Because the Company after the Amalgamation will, among other things, have larger aggregate exposures to natural and man-made disasters than it does today, the Company’s aggregate loss experience could have a significant influence on the Company’s net income.
Risks Relating to Lloyd’s
Lloyd’s 1992 and prior liabilities.
     Notwithstanding the “firebreak” introduced when Lloyd’s implemented the Reconstruction and Renewal Plan in 1996, Lloyd’s members, including Talbot subsidiaries, remain indirectly exposed in a number of ways to 1992 and prior business then reinsured by Equitas, including through the application of overseas deposits and the central fund.

     Lloyd’s currently has a number of contingent liabilities in respect of risks under certain policies allocated to 1992 or prior years of account. Notwithstanding the statutory transfer of 1992 and prior non-life business from Names to Equitas Insurance Limited, if the limit of retrocessional cover from National Indemnity Company in respect of that business proves to be insufficient and as a consequence Equitas is unable to pay the 1992 and prior liabilities in full, Lloyd’s will be liable to meet any shortfall arising in respect of certain policies. The central fund, which Lloyd’s can replenish, subject to its byelaws, by issuing calls on current underwriting members of Lloyd’s (which will include Talbot subsidiaries), may be applied for these purposes. Lloyd’s also has contingent liabilities under indemnities in respect of claims against certain persons.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no stock repurchases for the quarter ended June 30, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Annual General Meeting of Shareholders
(a) The annual general meeting of shareholders (the “Annual General Meeting”) of the Company was held on May 6, 2009.
(b) Proxies for the Annual General Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement, dated March 25, 2009 (the “Proxy Statement”).
(c) The shareholders of the Company (1) elected Class II Directors for terms to expire in 2012, (2) approved the appointment of PricewaterhouseCoopers as Independent Auditor for the Company for the fiscal year ending December 31, 2009 and (3) elected designated company directors of the Company’s non-U.S. subsidiaries. Set forth below are the voting results for these proposals:

Election of Class I Directors of the Company

	For	Withheld
Sander M. Levy	50,366,452	307,053
George P. Reeth	49,575,252	1,098,253
Alok Singh	50,365,518	307,987
Christopher E. Watson	47,593,068	3,080,437
Approval of Selection of PricewaterhouseCoopers as Independent Auditor

	For	Against	Abstain
Total:	50,585,283	86,382	1,840
Election of Designated Company Directors of Subsidiaries

	For	Withheld
Edward J. Noonan	50,365,910	307,595
C.N. Rupert Atkin	50,363,027	310,478
Patrick G. Barry	50,366,473	307,032
Julian P. Bosworth	50,366,473	307,032
Michael E.A. Carpenter	50,365,973	307,532
Jane S. Clouting	50,363,590	309,915
Joseph E. (Jeff) Consolino	50,365,910	307,595
C. Jerome Dill	50,365,973	307,532
Kerry A. Emanuel	50,366,452	307,053
Jonathan D. Ewington	50,363,590	309,915
Nicholas Hales	50,366,473	307,032
Mark S. Johnson	50,366,473	307,032
Anthony J. Keys	50,366,473	307,032
Gillian S. Langford	50,366,473	307,032
Stuart W. Mercer	50,365,973	307,532
Paul J. Miller	50,363,590	309,915
George P. Reeth	50,366,473	307,032
Julian G. Ross	50,366,452	307,053
Verner G. Southey	50,363,590	309,915
Guiseppe Venesiani	50,366,473	307,032
Nigel D. Wachman	50,366,452	307,053
Conan M. Ward	50,363,090	310,415
Lixin Zeng	50,366,452	307,053
Special Meeting of Shareholders
(a) The special meeting of shareholders (the “Special Meeting”) of the Company was held on June 25, 2009.
(b) Proxies for the Special Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the proposals as listed in the Company’s proxy statement, dated May 26, 2009 (the “Special Meeting Proxy Statement”).
(c) The shareholders of the Company (1) approved the issuance of stock in connection with the acquisition of all of the outstanding common shares of IPC (the “Acquisition”) and (2) approved the adjournment of the meeting. Set forth below are the voting results for these proposals:
Approval of the Issuance of Stock in Connection with the Acquisition

	For	Against	Abstain
Total:	50,921,168	658,361	304,922

Approved the Adjournment of the Meeting

	For	Against	Abstain
Total:	49,280,938	2,207,566	395,947
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit	Description
Exhibit 10.1	Agreement and Plan of Amalgamation, dated as of July 9, 2009, among IPC Holdings, Ltd., Validus Holdings, Ltd. and Validus Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009)

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: August 7, 2009	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: August 7, 2009	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President