Form 10-Q
period 2009-09-30
VALIDUS HOLDINGS LTD
filed 2009-11-06
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
     As of November 6, 2009, there were 131,134,398 outstanding Common Shares, $0.175 par value per share, of the registrant.

EXHIBIT 10.1	AMENDMENT TO STANDBY LETTER OF CREDIT FACILITY

EXHIBIT 10.2	SECOND AMENDMENT TO EACH OF THE THREE-YEAR AND FIVE YEAR UNSECURED LETTER OF CREDIT FACILITY AGREEMENTS
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2009 (Unaudited) and December 31, 2008

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2009 - $4,566,801; 2008 - $2,553,018)	$4,590,143	$2,454,501
Short-term investments, at fair value (amortized cost: 2009 - $595,557; 2008 - $379,537)	594,581	377,036
Other investments, at fair value (amortized cost: 2009 - $126,301)	129,012	—
Cash and cash equivalents	393,788	449,848

Total investments and cash	5,707,524	3,281,385
Premiums receivable	723,029	408,259
Deferred acquisition costs	139,157	108,156
Prepaid reinsurance premiums	101,711	22,459
Securities lending collateral	100,053	98,954
Loss reserves recoverable	172,101	208,796
Paid losses recoverable	10,064	1,388
Net receivable for investments sold	—	490
Income taxes recoverable	3,027	1,365
Intangibles assets	124,096	127,217
Goodwill	20,393	20,393
Accrued investment income	43,190	20,433
Other assets	32,726	23,185

Total assets	$7,177,071	$4,322,480

Liabilities
Reserve for losses and loss expenses	$1,624,743	$1,305,303
Unearned premiums	955,049	539,450
Reinsurance balances payable	40,879	33,042
Securities lending payable	101,040	105,688
Deferred income taxes	26,110	21,779
Net payable for investments purchased	39,224	—
Accounts payable and accrued expenses	119,534	74,184
Debentures payable	304,300	304,300

Total liabilities	3,210,879	2,383,746

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2009 - 131,107,196; 2008 - 75,624,697)	22,944	13,235
Additional paid-in-capital	2,748,121	1,412,635
Accumulated other comprehensive (loss)	(4,976)	(7,858)
Retained earnings	1,200,103	520,722

Total shareholders’ equity	3,966,192	1,938,734

Total liabilities and shareholders’ equity	$7,177,071	$4,322,480

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Gross premiums written	$331,028	$269,236	$1,365,951	$1,170,749
Reinsurance premiums ceded	(67,687)	(35,139)	(202,489)	(121,438)

Net premiums written	263,341	234,097	1,163,462	1,049,311
Change in unearned premiums	111,376	105,229	(141,786)	(108,823)

Net premiums earned	374,717	339,326	1,021,676	940,488
Gain on bargain purchase, net of expenses	302,950	—	287,099	—
Net investment income	29,532	36,379	83,267	108,857
Realized gain on repurchase of debentures	—	—	—	8,752
Net realized gains (losses) on investments	5,429	(13,667)	(20,642)	(8,348)
Net unrealized gains (losses) on investments	50,437	(14,649)	109,839	(72,608)
Other income	1,101	1,269	2,875	3,666
Foreign exchange (losses)	(5,244)	(44,933)	(1,012)	(35,843)

Total revenues	758,922	303,725	1,483,102	944,964

Expenses
Losses and loss expenses	134,152	318,464	390,736	580,578
Policy acquisition costs	64,236	60,425	190,125	173,545
General and administrative expenses	46,036	30,120	125,315	101,139
Share compensation expenses	5,862	6,012	18,848	19,818
Finance expenses	11,257	14,517	29,732	48,796

Total expenses	261,543	429,538	754,756	923,876

Net income (loss) before taxes	497,379	(125,813)	728,346	21,088
Income tax benefit (expenses)	1,799	(487)	3,301	(4,992)

Net income (loss)	$499,178	$(126,300)	$731,647	$16,096

Comprehensive income
Foreign currency translation adjustments	(915)	(1,556)	2,882	(1,479)

Comprehensive income (loss)	$498,263	$(127,856)	$734,529	$14,617

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	92,492,373	74,864,724	81,458,329	74,435,840
Diluted	95,834,809	74,864,724	84,626,505	77,922,718

Basic earnings (loss) per share	$5.38	$(1.71)	$8.92	$0.15

Diluted earnings (loss) per share	$5.21	$(1.71)	$8.65	$0.14

Cash dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the nine months ended September 30, 2009 and 2008 (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Common shares
Balance — Beginning of period	$13,235	$12,985
Issue of common shares	9,709	119

Balance — End of period	$22,944	$13,104

Additional paid-in capital
Balance — Beginning of period	$1,412,635	$1,384,604
Issue of common shares, net of expenses	1,311,207	(518)
Share compensation expenses	24,279	19,818

Balance — End of period	$2,748,121	$1,403,904

Accumulated other comprehensive (loss)
Balance — Beginning of period	$(7,858)	$(49)
Currency translation adjustments	2,882	(1,479)

Balance — End of period	$(4,976)	$(1,528)

Retained earnings
Balance — Beginning of period	$520,722	$537,260
Dividends	(52,266)	(52,225)
Net Income	731,647	16,096

Balance — End of period	$1,200,103	$501,131

Total shareholders’ equity	$3,966,192	$1,916,611

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows provided by (used in) operating activities
Net income	$731,647	$16,096
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	24,279	19,818
Realized gain on repurchase of debentures	—	(8,752)
Bargain purchase gain	(352,349)	—
Net realized losses on investments	20,642	8,348
Net unrealized (gains) losses on investments	(109,838)	72,608
Amortization of intangible assets	24,792	3,121
Foreign exchange (gains) losses on cash and cash equivalents included in net income	(10,487)	19,768
Amortization of premium on fixed maturities	8,969	2,226
Change in:
Premiums receivable	(134,007)	(134,822)
Deferred acquisition costs	(8,914)	(26,635)
Prepaid reinsurance premiums	(75,617)	(28,149)
Loss reserves recoverable	42,634	(41,145)
Paid losses recoverable	(8,621)	4,279
Income taxes recoverable	(1,486)	2,436
Accrued investment income	66	(4,466)
Other assets	(557)	3,861
Reserve for losses and loss expenses	(8,900)	369,962
Unearned premiums	210,099	147,461
Reinsurance balances payable	3,903	17,779
Deferred income taxes	4,731	6,083
Accounts payable and accrued expenses	(12,602)	(52,500)

Net cash provided by operating activities	348,384	397,377

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	2,247,581	1,770,892
Proceeds on maturities of investments	466,065	264,103
Purchases of fixed maturities	(2,792,562)	(2,355,159)
Sales (purchases) of short-term investments, net	91,354	(74,290)
Purchases of other investments	(2,047)	—
Decrease in securities lending collateral	4,649	2,597
Purchase of subsidiary, net of cash acquired	(376,878)	—

Net cash (used in) investing activities	(361,838)	(391,857)

Cash flows provided by (used in) financing activities
Repurchase of debentures	—	(36,948)
Issue of common shares, net of expenses	(1,774)	(398)
Dividends paid	(50,938)	(50,570)
(Decrease) in securities lending payable	(4,649)	(2,597)

Net cash (used in) financing activities	(57,361)	(90,513)

Effect of foreign currency rate changes on cash and cash equivalents	14,755	(24,338)
Net (decrease) in cash	(56,060)	(109,331)
Cash and cash equivalents — beginning of period	449,848	444,698

Cash and cash equivalents — end of period	$393,788	335,367

Taxes paid (recovered) during the period	$1,395	(2,467)

Interest paid during the period	$20,016	20,802

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
2. Significant accounting policies
     In addition to the policies set forth below, the significant accounting policies described in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 should be read and considered.
a) Business combinations
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC Holdings, Ltd. (“IPC”). The transaction was accounted for as an acquisition method business combination. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2009. Significant judgment is required to arrive at an estimate of fair value and changes to assumptions used could lead to a materially different result. Certain amounts in IPC’s financial statements have been reclassified to conform to the Company’s accounting policies.
b) Other investments
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust. All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on the sale of

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
investments are determined on the basis of amortized cost. Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of other investments is generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. In addition, due to a lag in reporting, some of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. In these circumstances, the Company estimates the fair value of these funds by starting with the prior month’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, it uses all credible information available. This principally includes preliminary estimates reported by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from the Company’s estimates and these differences are recorded in the period they become known as a change in estimate.
3. Recent accounting pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on “Business Combinations” and “Consolidation” which are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued further authoritative guidance on business combinations that amended previous guidance on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. Significant changes arising from this update, which impact current and future acquisitions include the determination of the purchase price and treatment of transaction expenses, restructuring charges and negative goodwill as follows;
•	Purchase Price — The purchase price is determined as of the acquisition date, which is the date that the acquirer obtains control. Under previous guidance, the date the business combination was announced was used as the effective date in determining the purchase price;
•	Transaction Expenses — All costs associated with purchase transactions must be expensed as incurred. Under previous guidance, all such costs could be capitalized and included as part of transaction purchase price, adding to the amount of goodwill recognized;
•	Restructuring Costs — Expected restructuring costs are not recorded at the closing date, but rather after the transaction. The only costs to be included as a liability at the closing date are those for which an acquirer is obligated at the time of the closing. Under previous guidance, restructuring costs that were planned to occur after the closing of the transaction were recognized and recorded at the closing date as a liability;
•	Negative Goodwill/Bargain Purchases — Where total fair value of net assets acquired exceeds consideration paid (creating “negative goodwill”), the acquirer will record a gain as a result of the bargain purchase, to be recognized through the income statement at the close of the transaction. Under previous guidance, negative goodwill was recognized as a pro rata reduction of the assets assumed to allow the net assets acquired to equal the consideration paid; and

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
•	Noncontrolling Interests — In a partial or step acquisition where control is obtained, 100% of goodwill and identifiable net assets are recognized at fair value and the noncontrolling (sometimes called minority interest) interest is also recorded at fair value. Under previous guidance, in a partial acquisition only the controlling interest’s share of goodwill was recognized, the controlling interest’s share of identifiable net assets was recognized at fair value and the noncontrolling interest’s share of identifiable net assets was recognized at carrying value. A noncontrolling interest is now recognized in the equity section, presented separately from the controlling interest’s equity. Under previous guidance, noncontrolling interest in general was recorded in the mezzanine section.
     As a result of the adoption of this update the Company has expensed as incurred the transaction costs related to the definitive Amalgamation Agreement dated July 9, 2009 among IPC, Validus Holdings, Ltd and Validus, Ltd (the “Amalgamation Agreement”) with IPC, as described in Note 4. The adoption of this update on business combinations and consolidation materially impacts the consolidated financial statement recognition and measurement of current and future acquisitions.
     In June 2008, the FASB issued authoritative guidance on the “Balance Sheet” presentation of instruments granted in Share-based Payment transactions. This update addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
     In January 2009, the FASB issued authoritative guidance on “Investments—Other” and the beneficial interests in securitized financial assets that amends certain recognition aspects of other-than-temporary impairments (“OTTI”). This update is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of this update to a prior interim or annual period is prohibited. As the Company’s investment portfolio is classified as trading, the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance on “Fair Value Measurements and Disclosures” and the recognition and presentation of other-than-temporary impairments (“OTTI”). The fair value measurement update includes guidance on; (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased; and (2) identifying transactions that are not orderly. The primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if; (1) an entity has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. Both updates are effective for interim and annual periods ending after June 15, 2009. The adoption of these updates has not had a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of “Financial Instruments". This update expands the fair value disclosures required for specified financial instruments for interim periods of publicly traded entities. This update also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. This update is effective for interim and annual periods ending after June 15, 2009. As this update only expands certain disclosures requirements it has not had a material impact on the Company’s consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     In May 2009, the FASB issued authoritative guidance on management’s assessment of “Subsequent Events”. This update clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. This update is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this update has not had a material impact on management’s existing processes for assessing subsequent events, and consequently the Company’s consolidated financial statements.
     In June 2009, the FASB issued authoritative guidance on accounting for “Transfers and Servicing” of financial assets which amends previous derecognition guidance. This update addresses practices that have developed that are not consistent with the original intent and key requirements and concerns that derecognized financial assets and related obligations should continue to be reported in the transferors’ financial statements. This update is effective for financial asset transfers in the interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued authoritative guidance which amends the “Consolidation” guidance that applies to Variable Interest Entities (“VIEs”). This update amends the guidance for the identification of VIEs and their primary beneficiaries and the financial statement disclosures required. This update is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued authoritative guidance which prescribes the use of the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of U.S. “Generally Accepted Accounting Principles” (“GAAP”). All of its content carries the same level of authority, effectively superseding previous guidance to include only two levels of U.S. GAAP: authoritative and nonauthoritative. This update is effective for interim and annual periods ending after September 15, 2009. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
     In August 2009, the FASB updated guidance on “Fair Value Measurements and Disclosures” of liabilities. This update clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more prescribed valuation techniques to estimate fair value. This update is effective for the first interim or annual reporting period beginning after August 28, 2009. The adoption of this update will not have a material impact on the Company’s consolidated financial statements and affected disclosures only.
     In August 2009, the FASB proposed updated guidance on improving “Fair Value Measurements and Disclosures”. The proposed updated would clarify existing requirements regarding disclosures of inputs and valuation techniques and levels of disaggregation. In addition, the proposed updated would require new disclosures on (1) sensitivity disclosures regarding the effect of changing Level 3 inputs if the change in the fair value measurement would change significantly, (2) significant transfers in and out of Levels 1 and 2 and the reasons that such transfers were made, and (3) additional disclosure in the reconciliation of Level 3 activity, including information on a gross basis for purchases, sales, issuances, and settlements. An effective date has not been established. As this update only expands certain disclosure requirements it is not expected to have a material impact on the Company’s consolidated financial statements.
     In September 2009, the FASB updated guidance on accounting for uncertainty in “Income Taxes” and disclosure amendments for nonpublic entities. This update provides guidance on (1) what constitutes a tax position for a pass-through or not-for-profit entity, (2) determining when an income tax is attributed to the reporting entity or its

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
owners, and (3) application of accounting for uncertainty in income taxes to a group of related entities composed of both taxable and nontaxable entities. The guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
     In September 2009, the FASB updated guidance on “Fair Value Measurements and Disclosures” of certain alternative investments. This guidance offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. This guidance is effective for interim and annual reporting periods ending after December 15, 2009. Early adoption is permitted. This update was not adopted for the Company’s interim period ended September 30, 2009. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
4. Business combination
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC (the “IPC Acquisition”). Pursuant to an Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share. IPC’s operations are focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to gain a strategic advantage in the current reinsurance market and increase the Company’s capital base.
     The aggregate purchase price paid by the Company was $1,746,224 for adjusted tangible net assets acquired of $2,076,902. The global financial crisis and related market illiquidity have led to several publicly traded companies trading at substantial discounts. This was the primary factor responsible for a purchase price less than the book value of IPC’s net assets, and the recognition of a bargain purchase gain on acquisition.
     The estimates of fair values for tangible assets acquired and liabilities assumed are determined by management based on various market and income analyses and recent asset appraisals. Significant judgment is required to arrive at these estimates of fair value and changes to assumptions used could lead to materially different results.
     An adjustment of $50,000 was made to IPC’s net assets acquired in respect of the termination fee (the “Max Termination Fee”) paid under the Agreement and Plan of Amalgamation among Max Capital Group Ltd. (“Max”), IPC and IPC Limited (the “Max Amalgamation Agreement”). This Max Termination Fee was advanced to IPC by Validus on July 9, 2009, but was repayable in certain circumstances.
     In addition, the Company at closing recorded a $21,671 intangible asset for the acquired IPC customer relationships. This intangible asset relates to the acquired broker distribution network and is fair valued using a variation of the income approach. Under this approach, the Company estimated the present value of expected future cash flows to an assumed hypothetical market participant resulting from the existing IPC customer relationships, considering attrition, and discounting at a weighted average cost of capital. The composition of purchase price and fair value of net assets acquired is summarized as follows:

Total allocable purchase price
IPC shares outstanding at September 4, 2009	56,110,096
Exchange ratio	0.9727
Validus common shares issued	54,578,268

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Total allocable purchase price
Validus closing share price on September 4, 2009	$24.10
Total value of Validus shares to be issued		$1,315,337
Total cash consideration paid at $7.50 per IPC share		420,826
Share compensation awards issued to IPC employees pursuant to the Amalgamation Agreement and earned prior to the Amalgamation		10,061

Total allocable purchase price		1,746,224

Tangible Assets Acquired
Cash and investments	$2,463,374
Receivables (a)	202,278

Tangible Assets Acquired		2,665,652

Liabilities Acquired
Net loss reserves and paid losses recoverable	$304,957
Unearned premiums, net of expenses	180,370
Other liabilities	53,423

Liabilities acquired		538,750

Net tangible assets acquired, at fair value		2,126,902
Max Termination Fee		(50,000)
Net tangible assets acquired, at fair value, adjusted		2,076,902

Bargain purchase gain before establishment of intangible assets		330,678
Intangible asset — customer relationships		21,671

Bargain purchase gain on acquisition of IPC		$352,349

(a)	The fair value of receivables approximates the gross contractual amounts receivable.
     The Company also incurred transaction and termination expenses related to the acquisition. Transaction expenses are primarily comprised of legal, corporate advisory, and audit related services. Termination expenses are primarily comprised of severance costs and accelerated share compensation costs in connection with certain IPC employment contracts that have been terminated. Finally, the customer relationships intangible asset has been fully amortized as it not expected to significantly contribute to the Company’s future cash flows beyond the balance sheet date. The gain on bargain purchase, net of expenses has been presented as a separate line item in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), and is composed of the following:

	September 30, 2009
	Three months ended	Nine months ended
Bargain purchase gain on acquisition of IPC	$352,349	$352,349
Transaction expenses	(13,597)	(29,448)
Termination expenses	(14,131)	(14,131)
Amortization of intangible asset — customer relationships	(21,671)	(21,671)

Gain on bargain purchase, net of expenses	$302,950	$287,099

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The following selected unaudited information has been provided to present a summary of the results of IPC since the acquisition date, that have been included within the Validus Re segment in the consolidated financial statements.

From Acquisition Date to
September 30, 2009
Net premiums written	$(658)
Total revenue	57,434
Total expenses	13,550

Net income	$43,884

Supplemental Pro Forma Information
          Operating results of IPC have been included in the consolidated financial statements from the September 4, 2009 acquisition date. The following selected unaudited pro forma information has been provided to present a summary of the combined results of the Company and IPC, assuming the transaction had been effected on January 1, 2008. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

	Three months ended
	September 30, 2009	September 30, 2008
Net premiums written	$288,605	$293,647
Total revenue	609,620	327,033
Total expenses	274,365	545,898
Net income	335,255	(218,865)
Basic earnings per share	$3.61	$(2.95)

Diluted earnings per share	$3.50	$(2.95)

	Nine months ended
	September 30, 2009	September 30, 2008
Net premiums written	$1,544,270	$1,407,062
Total revenue	1,620,181	1,122,443
Total expenses	841,921	1,074,763
Net income	778,260	47,680
Basic earnings per share	$9.49	$0.57

Diluted earnings per share	$9.20	$0.54

5. Investments
     During the first quarter of 2007, the Company adopted authoritative guidance on fair value measurements and disclosures and financial instruments. Prior to January 1, 2007, the Company’s investments in fixed maturities were classified as available-for-sale and carried at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company believes that accounting for its investment portfolio as trading more closely reflects its investment guidelines. Beginning on January 1, 2007, the Company’s investments in fixed maturities were classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
(a) Classification within the fair value hierarchy
     Under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s August 31, 2009 NAV was used as a partial basis for fair value measurement in the Company’s September 30, 2009 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company combines the fund investment manager’s primarily market approach NAV with relevant valuation sources obtained on a timelier basis. As this combined approach valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. The foundation for the income approach is the amount and timing of future cash flows. To determine the reasonableness of the combined approach NAV, the Company assesses the variance between the combined approach NAV and the one-month delayed fund investment manager’s NAV. These variances are recorded in the following reporting period.
     On August 28, 2009, the Company sold short equity index futures contracts with the goal of hedging until closing of the IPC acquisition and liquidation of IPC’s mutual fund equity portfolio exposure. The contracts were closed when the equity positions were fully redeemed on September 9, 2009. The Company experienced a $3.3 million realized investment loss as a result of the futures contracts.
     At September 30, 2009, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,182,985	$—	$1,182,985
Non-U.S. Government and Government Agency	—	464,940	—	464,940
States, municipalities, political subdivision	—	8,642	—	8,642
Agency residential mortgage-backed securities	—	645,849	—	645,849
Non-Agency residential mortgage-backed securities	—	66,400	96,527	162,927
U.S. corporate	—	1,170,782	—	1,170,782
Non-U.S. corporate	—	827,048	—	827,048
Catastrophe bonds	—	21,368	—	21,368
Asset-backed securities	—	52,381	—	52,381
Commercial mortgage-backed securities	—	53,221	—	53,221

Total fixed maturities	—	4,493,616	96,527	4,590,143
Total short-term investments	592,325	2,256	—	594,581
Total other investments	—	11,614	117,398	129,012

Total	$592,325	$4,507,486	$213,925	$5,313,736

     At December 31, 2008, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$768,344	$—	$768,344
Non-U.S. Government and Government Agency	—	96,073	—	96,073
States, municipalities, political subdivision	—	15,516	—	15,516
Agency residential mortgage-backed securities	—	433,736	—	433,736
Non-Agency residential mortgage-backed securities	—	119,813	111,318	231,131
U.S. corporate	—	443,847	—	443,847
Non-U.S. corporate	—	125,700	—	125,700
Catastrophe bonds	—	10,872	—	10,872
Asset-backed securities	—	137,023	—	137,023
Commercial mortgage-backed securities	—	192,259	—	192,259

Total fixed maturities	—	2,343,183	111,318	2,454,501
Total short-term investments	365,357	11,679	—	377,036

Total	$365,357	$2,354,862	$111,318	$2,831,537

     At September 30, 2009, Level 3 investments totaled $213,925, representing 4.0% of total investments measured at fair value on a recurring basis. At December 31, 2008, Level 3 investments totaled $111,318, representing 3.9% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at September 30, 2009 and December 31, 2008:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
Level 3 investments — Beginning of period	$111,318	$—
Payments and purchases	115,351	—
Sales and maturities	(822)	(59)
Realized losses	(1,284)	—
Unrealized losses	1,133	(14,603)
Amortization	(11,771)	(4,048)
Transfers in	—	130,028

Level 3 investments — End of period	$213,925	$111,318

(b) Net investment income
     Net investment income was derived from the following sources:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Fixed maturities and short-term investments	$29,427	$32,443	$82,341	$98,654
Cash and cash equivalents	742	4,308	2,623	11,524
Securities lending income	171	261	683	1,150

Gross investment income	30,340	37,012	85,647	111,328
Investment expenses	(808)	(633)	(2,380)	(2,471)

Net investment income	$29,532	$36,379	$83,267	$108,857

(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) on investments:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$9,795	$3,653	$23,175	$14,965
Gross realized losses	(4,366)	(17,320)	(43,817)	(23,313)

Net realized gains (losses) on investments	5,429	(13,667)	(20,642)	(8,348)
Change in unrealized gains (losses) on securities lending	1,441	(2,422)	5,747	(3,316)
Change in unrealized gains (losses) on investments	48,996	(12,227)	104,092	(69,292)

Total net realized gains (losses) and change in unrealized gains (losses) on investments	$55,866	$(28,316)	$89,197	$(80,956)

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at September 30, 2009 were as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

		Gross unrealized	Gross unrealized	Estimated fair
	Amortized Cost	gains	losses	value
U.S. Government and Government Agency	$1,165,337	$17,707	$(59)	$1,182,985
Non-U.S. Government and Government Agency	467,741	7,365	(10,166)	464,940
States, municipalities, political subdivision	8,500	142	—	8,642
Agency residential mortgage-backed securities	629,725	16,431	(307)	645,849
Non-Agency residential mortgage-backed securities	198,597	817	(36,487)	162,927
U.S. corporate	1,146,483	25,432	(1,133)	1,170,782
Non-U.S. corporate	825,255	8,731	(6,938)	827,048
Catastrophe bonds	20,757	731	(120)	21,368
Asset-backed securities	52,196	723	(538)	52,381
Commercial mortgage-backed securities	52,210	1,015	(4)	53,221

Total fixed maturities	4,566,801	79,094	(55,752)	4,590,143
Total short-term investments	595,557	38	(1,014)	594,581
Total other investments	126,301	2,711	—	129,012

Total	$5,288,659	$81,843	$(56,766)	$5,313,736

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2008 were as follows:

		Gross unrealized	Gross unrealized	Estimated fair
	Amortized Cost	gains	losses	value
U.S. Government and Government Agency	$732,155	$36,189	$—	$768,344
Non-U.S. Government and Government Agency	115,389	4,403	(23,719)	96,073
States, municipalities, political subdivision	14,954	562	—	15,516
Agency residential mortgage-backed securities	425,533	8,358	(155)	433,736
Non-Agency residential mortgage-backed securities	299,346	6	(68,221)	231,131
U.S. corporate	454,810	2,126	(13,089)	443,847
Non-U.S. corporate	140,807	1,696	(16,803)	125,700
Catastrophe bonds	11,012	2	(142)	10,872
Asset-backed securities	141,209	—	(4,186)	137,023
Commercial mortgage-backed securities	217,803	—	(25,544)	192,259

Total fixed maturities	2,553,018	53,342	(151,859)	2,454,501
Total short-term investments	379,537	55	(2,556)	377,036

Total	$2,932,555	$53,397	$(154,415)	$2,831,537

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2009 and December 31, 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2009		December 31, 2008
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$2,831,934	61.7%	$1,941,349	79.1%
AA	578,547	12.6%	146,923	6.0%
A	978,886	21.3%	338,966	13.8%
BBB	71,914	1.6%	12,427	0.5%

Investment grade	4,461,281	97.2%	2,439,665	99.4%
BB	33,907	0.7%	7,416	0.3%
B	42,358	1.0%	7,420	0.3%
CCC	51,045	1.1%	—	0.0%
NR	1,552	0.0%	—	0.0%

Non-Investment grade	128,862	2.8%	14,836	0.6%

Total fixed maturities	$4,590,143	100.0%	$2,454,501	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at September 30, 2009 and December 31, 2008 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
		Estimated fair		Estimated fair
	Amortized cost	value	Amortized cost	value
Due in one year or less	$322,574	$323,395	$277,137	$279,727
Due after one year through five years	2,896,645	2,932,941	1,143,494	1,134,275
Due after five years through ten years	412,464	416,835	17,451	17,493
Due after ten years	2,391	2,595	31,045	28,858

	3,634,074	3,675,766	1,469,127	1,460,353
Asset-backed and mortgage-backed securities	932,727	914,377	1,083,891	994,148

Total	$4,566,801	$4,590,143	$2,553,018	$2,454,501

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At September 30, 2009, approximately $269,231 (December 31, 2008: $199,186) of letters of credit were issued and outstanding under this facility for which $365,238 of investments were pledged as collateral (December 31, 2008: $258,573). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. At September 30, 2009, $100,000 (December 31, 2008: $100,000) of letters of credit were issued and outstanding under this facility for which $129,041 of investments were pledged as collateral (December 31, 2008: $144,149). In addition, $1,297,788 of investments were held in trust at September 30, 2009, (December 31, 2008: $1,100,235). Of those, $1,188,295 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2008: $1,032,267).
     The Company assumed two letters of credit facilities as part of the IPC Acquisition. A $250,000 Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350,000 Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At September 30, 2009, the IPC Syndicated Facility had $38,602 letters of credit issued and outstanding for which

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
$39,760 investments were pledged as collateral. At September 30, 2009, the IPC Bi-Lateral Facility had $91,071 letters of credit issued and outstanding for which $321,760 of investments were held in an associated collateral account.
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at September 30, 2009, the Company had $98,840 (December 31, 2008: $103,266) in securities on loan. During the nine months ended September 30, 2009, the Company recorded a $5,747 unrealized gain on this collateral on its Statements of Operations (September 30, 2008: unrealized loss $3,316).
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 23.4 days (December 31, 2008: 26.7 days). As at September 30, 2009, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$14,140	$—	$14,140
Agency	—	14,879	—	14,879
Asset-backed securities	—	11,382	—	11,382
Cash equivalents and short-term investments	4,981	54,671	—	59,652

Total	$4,981	$95,072	$—	$100,053

     As at December 31, 2008, the securities lending collateral reinvested lending by the Company in connection with its securities program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$57,574	$—	$57,574
Asset-backed securities	—	18,228	—	18,228
Cash equivalents and short-term investments	7,390	15,762	—	23,152

Total	$7,390	$91,564	$—	$98,954

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at September 30, 2009 and December 31, 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2009		December 31, 2008
	Estimated fair		Estimated fair
	value	% of total	value	% of total
AAA	$85,919	85.8%	$45,137	45.7%
AA	8,985	9.0%	37,608	37.9%
A	—	0.0%	8,729	8.8%
NR	168	0.2%	90	0.1%

	95,072	95.0%	91,564	92.5%
NR- Cash (1)	4,981	5.0%	7,390	7.5%

Total	$100,053	100.0%	$98,954	100.0%

(1)	This amount relates to cash and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at September 30, 2009 and December 31, 2008 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
		Estimated fair		Estimated fair
	Amortized cost	value	Amortized cost	value
Due in one year or less	$74,587	$74,530	$24,390	$23,152
Due after one year through five years	26,453	25,523	81,298	75,802

Total	$101,040	$100,053	$105,688	$98,954

6. Reinsurance
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
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2009, 99.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $62,631 of IBNR recoverable (December 31, 2008: $71,580). Reinsurance recoverables by reinsurer are as follows:

	September 30, 2009		December 31, 2008
	Reinsurance		Reinsurance
	recoverable	% of Total	reoverable	% of Total
Top 10 reinsurers	$167,265	91.8%	198,403	94.4%
Other reinsurers’ balances > $1 million	6,105	3.4%	8,987	4.3%
Other reinsurers’ balances < $1 million	8,795	4.8%	2,794	1.3%

Total	$182,165	100.0%	210,184	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2009
		Reinsurance
Top 10 Reinsurers	Rating	recoverable	% of Total
Fully collateralized reinsurers	NR	$55,601	33.1%
Hannover Re	AA-	28,711	17.2%
Lloyd’s Syndicates	A	25,977	15.5%
Allianz	AA	14,035	8.4%
Munich Re	AA-	11,742	7.0%
Swiss Re	A+	11,003	6.6%
Aspen	A	7,282	4.4%
Transatlantic Re	A+	5,781	3.5%
Platinum	A	3,941	2.4%
Brit	A	3,192	1.9%

Total		$167,265	100.0%

     At September 30, 2009 and December 31, 2008, the provision for uncollectible reinsurance relating to losses recoverable was $3,221 and $3,228, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $182,165 reinsurance recoverable at September 30, 2009, $55,601 was fully collateralized (December 31, 2008: $83,511).
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
(b) Collateralized quota share retrocession treaties
     On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the three months ended September 30, 2009 and 2008 Validus Re ceded $392 and $3,994 of premiums written through this agreement, respectively. The earned portions of premiums ceded for the three months ended September 30, 2009 and 2008 were $392 and $7,744, respectively. For the nine months ended September 30, 2009 and 2008 Validus Re ceded $1,491 and $18,554 of premiums written through this agreement, respectively. The earned portions of premiums ceded for the nine months ended September 30, 2009 and 2008 were $1,671 and $14,230, respectively.
7. Share capital
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The Company issued 54,556,762 common shares (excluding 21,506 restricted share awards) valued at $24.10 per share as partial consideration for the IPC Acquisition.
     The following table is a summary of the common shares issued and outstanding:

Common shares
Common shares outstanding, December 31, 2008	75,624,697
IPC Acquisition issuance	54,556,762
Restricted share awards vested	376,354
Restricted share units vested	51,423
Employee seller shares vested	248,085
Options exercised	12,033
Warrants exercised	237,842

Common shares outstanding, September 30, 2009	131,107,196

Common shares
Common shares outstanding, December 31, 2007	74,199,836
Restricted share awards vested	777,953
Employee seller shares vested	515,103
Options exercised	112,825
Warrants exercised	18,980

Common shares outstanding, December 31, 2008	75,624,697

b) Warrants
     During the three months ended September 30, 2009, nil warrants were exercised. During the nine months ended September 30, 2009, 728,010 warrants were exercised which resulted in the net share issuance of 237,842 common shares. During the three months ended September 30, 2008, nil warrants were exercised. During the nine months ended September 30, 2008, 31,580 warrants were exercised which resulted in the net share issuance of 18,980 common shares.
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at September 30, 2009 were 4,543 (December 31, 2008: 4,430).
d) Dividends
     On November 4, 2009, the Company announced a quarterly cash dividend of $0.20 (2008: $0.20) per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 31, 2009 to holders of record on December 15, 2009.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
8. Stock plans
a) Long-term incentive plan
     The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of any option, stock appreciation right (“SAR”), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares reserved for issuance under the LTIP is 13,126,896 shares. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs or performance shares have been granted to date. Grant prices are established at the estimated fair market value of the Company’s common shares at the date of grant.
     In accordance with the terms of the Amalgamation Agreement, the IPC 2007 Stock Incentive Plan, was assumed by Validus on the acquisition date and this resulted in the issuance of 21,603 restricted share awards, 218,804 restricted share units, 199,315 performance share units and 650,557 non-qualified options.
b) LTIP options
     Options granted under the LTIP may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest either ratably or at the end of the required service period from the date of grant. All options granted in 2009 were as a result of the Amalgamation Agreement. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for all grants to date:

	Weighted average risk free	Weighted average
Year	interest rate	dividend yield	Expected life (years)	Expected volatility
2007 and prior years	4.5%	0.0%	7	30.0%
2008	3.5%	3.2%	7	30.0%
2009	3.9%	3.7%	2	34.6%
     Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company uses the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data is not available and the options met the requirement as set out in the bulletin.
     Share compensation expenses of $1,063 were recorded for the three months ended September 30, 2009 (2008: $1,080). Share compensation expenses of $3,037 were recorded for the nine months ended September 30, 2009 (2008: $3,171). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the nine months ended September 30, 2009 was as follows:

			Weighted average
		Weighted average	grant date exercise
	Options	grant date fair value	price
Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	650,557	3.42	27.27
Options exercised	(12,033)	6.32	21.11
Options forfeited	(7,646)	10.30	20.39

Options outstanding, September 30, 2009	3,430,816	$6.80	$19.93

Options exercisable at September 30, 2009	1,520,416	$7.56	$17.89

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to options for the year ended December 31, 2008 was as follows:

			Weighted average
		Weighted average	grant date exercise
	Options	grant date fair value	price
Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(112,825)	7.38	17.57
Options forfeited	(12,579)	8.56	18.69

Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23

Options exercisable at December 31, 2008	1,396,353	$7.46	$17.63

     At September 30, 2009, there were $5,794 (December 31, 2008: $9,139) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.5 years (December 31, 2008: 2.2 years).
c) LTIP restricted shares
     Restricted shares granted under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $3,621 were recorded for the three months ended September 30, 2009 (2008: $3,767). Share compensation expenses of $12,008 were recorded for the nine months ended September 30, 2009 (2008: $10,334). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted shares for the nine months ended September 30, 2009 was as follows:

		Weighted
		average grant
	Restricted shares	date fair value
Restricted shares outstanding, December 31, 2008	2,307,402	$22.73
Restricted shares granted	736,030	24.62
Restricted shares vested	(459,910)	22.32
Restricted shares forfeited	(4,517)	21.19

Restricted shares outstanding, September 30, 2009	2,579,005	$23.34

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     At September 30, 2009, there were $40,978 (December 31, 2008: $35,915) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.9 years (December 31, 2008: 3.2 years).
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
     Share compensation expenses of $1,285 were recorded for the three months ended September 30, 2009 (2008: $1,153). Share compensation expenses of $3,874 were recorded for the nine months ended September 30, 2009 (2008: $6,286). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested employee seller shares for the nine months ended September 30, 2009 was as follows:

	Employee seller	Weighted average
	shares	grant date fair value
Employee seller shares outstanding, December 31, 2008	663,375	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(248,085)	22.01
Employee seller shares forfeited	(3,799)	22.01

Employee seller shares outstanding, September 30, 2009	411,491	$22.01

     Activity with respect to unvested employee seller shares for the year ended December 31, 2008 was as follows:

	Employee seller	Weighted average
	shares	grant date fair value
Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(515,103)	22.01
Employee seller shares forfeited	(31,263)	22.01

Employee seller shares outstanding, December 31, 2008	663,375	$22.01

     At September 30, 2009, there were $8,146 (December 31, 2008: $12,157) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.8 years (December 31, 2008: 2.5 years).
e) Restricted share units
     Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $2,802 were recorded for the three months ended September 30, 2009 (2008: $12). Share compensation expenses of $2,838 were recorded for the nine months ended

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
September 30, 2009 (2008: $27) related to restricted share units. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted share units for the nine months ended September 30, 2009 was as follows:

		Weighted average
	Restricted share units	grant date fair value
Restricted share units outstanding, December 31, 2008	11,853	$25.28
Restricted share units granted	228,136	24.76
Restricted share units vested	(51,753)	24.76
Restricted share units forfeited	—	—

Restricted share units outstanding, September 30, 2009	188,236	$24.79

     Activity with respect to unvested restricted share units for the year ended December 31, 2008 was as follows:

		Weighted average
	Restricted share units	grant date fair value
Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	11,853	25.28
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2008	11,853	$25.28

     At September 30, 2009, there were $687 (December 31, 2008: $223) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 3.2 years (December 31, 2008: 4.6 years). Additional restricted share units are issued in lieu of accrued dividends from unvested restricted share units. As at September 30, 2009, unvested restricted share units issued in lieu of dividends were 708 (December 31, 2008: 315).
f) Performance share units
     In accordance with the terms of the Amalgamation Agreement, the IPC 2007 Stock Incentive Plan, the plan under which the IPC Performance Share Units were granted, was assumed by Validus.
     The PSUs contain both a market and performance based component. The market component is defined as the relative total shareholder return as compared to the BSX Bermuda Insurance Index. The performance component relates to the annual return on equity on an operating basis based on opening shareholders’ equity. At inception of the three year cycle for the PSU awards, IPC estimated the fair value of the market and the performance based components of the PSUs granted under the IPC 2007 Stock incentive plan together with a forfeiture rate and recorded the compensation expense in its consolidated statements of income over the course of such period. The fair value estimate in respect of the market based component was set and earns over the requisite attribution period and is not adjusted unless the total shareholder return as compared to the BSX Bermuda Insurance Index falls below the 35th percentile minimum. The estimate in respect of the performance component was reassessed at the end of each quarter as IPC’s financial results evolved and IPC reflected any adjustments in the consolidated statements of income in the period in which they are determined. The PSUs contain a lock-in provision at the end of each year within the three year cycle.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
          Share compensation expenses of $2,522 were recorded for the three and nine months ended September 30, 2009 related to performance share units. Activity with respect to unvested performance share units for the nine months ended September 30, 2009 was as follows:

	Performance share	Weighted average
	units	grant date fair value
Performance share units outstanding, December 31, 2008	—	$—
Performance share units granted	199,315	24.76
Performance share units vested	—	—
Performance share units forfeited	—	—

Performance share units outstanding, September 30, 2009	199,315	$24.76

     At September 30, 2009, there were $77 of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.0 years.
g) Share compensation expenses
     Total share compensation expenses include 5,431 of IPC-related termination expenses which have been included to the gain on bargain purchase, net of expenses in the Statements of Operations. The breakdown of share compensation expenses was as follows:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
LTIP options	$1,063	$1,080	$3,037	$3,171
LTIP restricted shares	3,621	3,767	12,008	10,334
Employee seller shares	1,285	1,153	3,874	6,286
LTIP restricted share units	2,802	12	2,838	27
Performance share units	2,522	—	2,522	—

Total	$11,293	$6,012	$24,279	$19,818

9. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at September 30, 2009 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300	154,300
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	269,231	—
$250,000 IPC Syndicated facility	250,000	38,602
$350,000 IPC Bi-Lateral facility	350,000	91,071
Talbot FAL facility (2)	100,000	100,000	—
Talbot third party FAL facility (2)	121,515	121,515	—

Total	$1,871,515	$924,719	$304,300

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
     Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588	$10,765	$10,765
8.480% Junior Subordinated Deferrable Debentures	3,348	3,509	10,044	11,517
Credit facilities	395	218	1,235	692
Talbot letter of credit facilities	62	44	167	169
Talbot other interest	—	(194)	—	(81)
Talbot third party FAL facility	3,864	7,352	7,521	25,734

Total	$11,257	$14,517	$29,732	$48,796

(b) Junior subordinated deferrable debentures
     On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “9.069% Junior Subordinated Deferrable Debentures”). The 9.069%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 9.069% Junior Subordinated Deferrable Debentures. Interest will be payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 9.069% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and are amortized to income over the five year optional redemption period.
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
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures assuming that the Company exercises its call option at the earliest opportunity are as follows:

2009	$6,672
2010	26,688
2011	169,887
2012	160,842
2013 and thereafter	—

Total minimum future payments	$364,089

(c) Credit facilities
     On March 12, 2007, the Company entered into a $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007 and September 4, 2009, which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for the Company (the “Three Year Facility”) (the full $200,000 of which is available for letters of credit and/or revolving loans), and a $500,000 five-year secured letter of credit facility, as subsequently amended on October 25, 2007 and September 4, 2009, which provides for letter of credit availability for Validus Re and our other subsidiaries (the “Five Year Facility” and together with the Three Year Facility, the “Credit Facilities”). The Credit Facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
     As amended, the Credit Facilities contain covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least 70% of consolidated net worth as calculated using the pro forma balance sheet included in the definitive proxy statement relating to the IPC Acquisition and, commencing with the end of the fiscal quarter ending September 30, 2009 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that the Company

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). For purposes of covenant compliance (i) “net worth is calculated with investments carried at amortized cost and (ii) “consolidated total debt” does not include the Company’s junior subordinated deferrable debentures. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others.
     As of September 30, 2009 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
     As of September 30, 2009, we had $269,231 in outstanding letters of credit under our five-year secured letter of credit facility (December 31, 2008: $199,186) and no amounts were outstanding under our three-year unsecured facility (December 31, 2008: $nil).
     On October 25, 2007, the Company entered into the First Amendment to the Credit Facilities to provide for, among other things, additional capacity to incur up to $100,000 under a new Funds at Lloyd’s Letter of Credit Facility (as described below) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modifies certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.
     On September 4, 2009 the Company entered into the Second Amendment to the Credit Facilities to provide for, among other things, the IPC Acquisition.
     On November 28, 2007, Talbot entered into a $100,000 standby Letter of Credit facility (the “Talbot FAL Facility”) to provide Funds at Lloyd’s; this facility is guaranteed by the Company and is secured against the assets of Validus Re. The Talbot FAL Facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch. On July 23, 2009 the Company entered into the First Amendment to the Talbot FAL Facility to provide for, among other things, the IPC Acquisition. As amended, the Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least 70% of consolidated net worth as calculated using the pro forma balance sheet included in the definitive proxy statement relating to the IPC Acquisition, and commencing with the end of the fiscal quarter ending September 30, 2009 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00.
     The Talbot FAL Facility also contains restrictions on our ability to make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the credit facilities. As of September 30, 2009 the Company had $100,000 in outstanding letters of credit under this facility and was in compliance with all covenants and restrictions.
     IPC obtains letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility. In July, 2009, certain terms of these facilities were amended including suspending IPCRe’s ability to increase existing letters of credit or to issue new letters of credit. With respect of the IPC Syndicated Facility, IPCRe provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective September 30, 2009, there were outstanding letters of credit of $129,673 of which $38,602 were issued from the IPC Syndicated Facility with $91,071 issued from the IPC Bi-Lateral Facility.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
(d) Funds at Lloyd’s
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at September 30, 2009 supporting the 2009 underwriting year amount to $346,750 all of which is provided by the Company. A third party FAL facility comprising $121,515 which supports the 2007 and prior underwriting years has now been withdrawn from Lloyd’s and placed in escrow, however, the funds remain available to pay losses on that year.
10. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At September 30, 2009, 3.8% of the portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.8% of our investment portfolio, other than with respect to government and agency securities.
b) Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. The amounts of cash, investments and letters of credit at September 30, 2009 amounted to $346,750 (December 31, 2008: $351,394).
     The FAL are provided for each year of account as follows:

	2009	2008
	Underwriting year	Underwriting year
Talbot FAL facility	$100,000	$100,000
Group funds	246,750	216,483

Total	$346,750	$316,483

     The amounts which the Company provides as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.
     The amounts provided under the Talbot FAL facility would become a liability of the group in the event of the syndicate declaring a loss at a level which would call on this arrangement.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
c) Lloyd’s central fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s central fund. If Lloyd’s determines that the central fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2009 estimated premium income at Lloyd’s of £400,000 the September 30, 2009 exchange rate of £1 equals $1.60 and assuming the maximum 3% assessment the Company would be assessed approximately $19,200.
11. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
a) The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of Company’s investment portfolio. Merrill Lynch is a shareholder of BlackRock. Merrill Lynch entities, which are now wholly-owned subsidiaries of Bank of America Corp, own 6,134,530 non-voting shares in the Company, hold warrants to purchase 1,067,187 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Merrill Lynch’s warrants are convertible to non-voting shares. Under the terms of the investment manager agreement with Blackrock, the Company incurred expenses of $576 during the three months ended September 30, 2009 (2008: $401) and $1,554 during the nine months ended September 30, 2009 (2008: $1,624), of which $1,219 was included in accounts payable and accrued expenses at September 30, 2009 (December 31, 2008: $584).
b) The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. The Company incurred expenses of $373 during the three months ended September 30, 2009 (2008: $291) and $1,099 during the nine months ended September 30, 2009 (2008: $1,038), of which $317 was included in accounts payable and accrued expenses at September 30, 2009 (December 31, 2008: $641).
c) Vestar Capital entities, which own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares, are shareholders of PARIS RE Holdings Limited (“Paris Re”), and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $nil during the three months ended September 30, 2009 (2008: $nil) and $6,634 during the nine months ended September 30, 2009 (2008: $5,885), of which $7,147 was included in premiums receivable at September 30, 2009 (December 31, 2008: $4,412). The earned premium adjustments of $1,710 (2008: $(194)) and $5,101 (2008: $2,389) were recorded for the three and nine months ended September 30, 2009, respectively.
d) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,886,342 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with Group Ark, the Company recognized $nil (2008: $nil) of gross premiums written and $158 (2008: $433) of reinsurance premiums ceded during the three months ended September 30, 2009 and recognized $nil (2008: $nil) of gross premiums written and $953 (2008: $1,531) of reinsurance premiums ceded during the nine months ended September 30, 2009, of which $319 was included in reinsurance balances payable at September 30, 2009 (December 31, 2008: $60).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
e) Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to indirectly facilitate the provision of Funds at Lloyd’s (“FAL”). The Company paid $118 of finance expenses to such management and staff in respect of such provision of FAL for the three months ended September 30, 2009 (2008: $227) and $261 for the nine months ended September 30, 2009 (2008: $806), all of which was included in accounts payable and accrued expenses at September 30, 2009 (December 31, 2008: $803). An amount of $9 was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the three months ended September 30, 2009 (2008: $nil). An amount of $25 was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the nine months ended September 30, 2009 (2008: $2).
12. Earnings per share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share
Income (loss)	$499,178	$(126,300)	$731,647	$16,096
less: Dividends and distributions declared on outstanding warrants	(1,591)	(1,739)	(4,917)	(5,217)

Income (loss) available to common shareholders	$497,587	$(128,039)	$726,730	$10,879

Weighted average number of common shares outstanding	92,492,373	74,864,724	81,458,329	74,435,840

Basic earnings (loss) per share	$5.38	$(1.71)	$8.92	$0.15

Diluted earnings (loss) per share
Income (loss)	$499,178	$(126,300)	$731,647	$16,096
less: Dividends and distributions declared on outstanding warrants	—	(1,739)	—	(5,217)

Income (loss) available to common shareholders	$499,178	$(128,039)	$731,647	$10,879

Weighted average number of common shares outstanding	92,492,373	74,864,724	81,458,329	74,435,840
Share equivalents:
Warrants	2,146,172	—	2,086,546	2,065,282
Stock options	466,525	—	378,144	182,268
Unvested restricted shares	729,739	—	703,486	1,239,328

Weighted average number of diluted common shares outstanding	95,834,809	74,864,724	84,626,505	77,922,718

Diluted earnings (loss) per share	$5.21	$(1.71)	$8.65	$0.14

     Share equivalents that would result in the issuance of common shares of 175,994 and nil were outstanding for the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Share equivalents that would result in the issuance of common shares of 178,473 and 94,925 were outstanding for the nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
13. Subsequent Event
     No material subsequent events were noted from the balance sheet date through to November 6, 2009.
14. Segment information
     The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which two operating segments have been determined under U.S. GAAP segment reporting. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.
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
Corporate and other reconciling items
     The Company has a “Corporate” function, which includes the activities of the parent company, and which carries out functions for the group. “Corporate” also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. The only revenue earned by “Corporate” is a minor amount of interest income that is incidental to the activities of the enterprise. For internal reporting purposes, “Corporate” is reflected separately as a business unit, however “Corporate” is not considered an operating segment under these circumstances and U.S. GAAP segment reporting. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate &
Three months ended September 30, 2009	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$124,704	$227,325	$(21,001)	$331,028
Reinsurance premiums ceded	(38,435)	(50,253)	21,001	(67,687)

Net premiums written	86,269	177,072	—	263,341
Change in unearned premiums	113,499	(2,123)	—	111,376

Net premiums earned	199,768	174,949	—	374,717
Losses and loss expenses	45,987	88,165	—	134,152
Policy acquisition costs	32,648	33,106	(1,518)	64,236
General and administrative expenses	17,987	23,424	4,625	46,036
Share compensation expenses	1,766	1,371	2,725	5,862

Underwriting income (loss)	$101,380	$28,883	$(5,832)	$124,431

Net investment income (loss)	23,420	7,629	(1,517)	29,532
Net realized gains on investments	5,397	32	—	5,429
Net unrealized gains on investments	40,893	9,544	—	50,437
Other income	1,847	772	(1,518)	1,101
Finance expenses	(393)	(3,926)	(6,938)	(11,257)
Foreign exchange gains (losses)	739	(5,983)	—	(5,244)
Gain on bargain purchase, net of expenses	—	—	302,950	302,950

Net income before taxes	173,283	36,951	287,145	497,379
Income tax (expense) benefit	(41)	1,840	—	1,799

Net income	$173,242	$38,791	$287,145	$499,178

Selected ratios (1)
Losses and loss expenses	23.0%	50.4%		35.8%
Policy acquisition costs	16.3%	18.9%		17.1%
General and administrative expenses	9.9%	14.2%		13.8%

Expense ratio	26.2%	33.1%		30.9%

Combined ratio	49.2%	83.5%		66.7%

Total assets	$5,087,544	$2,049,647	$39,880	$7,177,071

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Three months ended September 30, 2008	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$125,029	$157,307	$(13,100)	$269,236
Reinsurance premiums ceded	(36,286)	(11,953)	13,100	(35,139)

Net premiums written	88,743	145,354	—	234,097
Change in unearned premiums	92,653	12,576	—	105,229

Net premiums earned	181,396	157,930	—	339,326
Losses and loss expenses	217,081	101,383	—	318,464
Policy acquisition costs	26,520	34,026	(121)	60,425
General and administrative expenses	7,972	17,851	4,297	30,120
Share compensation expenses	1,809	1,164	3,039	6,012

Underwriting (loss) income	$(71,986)	$3,506	$(7,215)	$(75,695)

Net investment income	25,984	11,737	(1,342)	36,379
Net realized (losses) on investments	(12,528)	(1,139)	—	(13,667)
Net unrealized (losses) gains on investments	(15,946)	1,297	—	(14,649)
Other income	121	1,269	(121)	1,269
Finance expenses	(213)	(7,201)	(7,103)	(14,517)
Foreign exchange (losses)	(22,919)	(22,014)	—	(44,933)

Net (loss) before taxes	(97,487)	(12,545)	(15,781)	(125,813)
Income tax (expense)	(31)	(456)	—	(487)

Net (loss)	$(97,518)	$(13,001)	$(15,781)	$(126,300)

Selected ratios (1):
Losses and loss expenses	119.7%	64.2%		93.9%
Policy acquisition costs	14.6%	21.5%		17.8%
General and administrative expenses	5.4%	12.0%		10.6%

Expense ratio	20.0%	33.5%		28.4%

Combined ratio	139.7%	97.7%		122.3%

Total assets	$2,741,721	$1,763,614	$4,261	$4,509,596

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate &
Nine months ended September 30, 2009	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$734,390	$690,357	$(58,796)	$1,365,951
Reinsurance premiums ceded	(94,794)	(166,491)	58,796	(202,489)

Net premiums written	639,596	523,866	—	1,163,462
Change in unearned premiums	(101,684)	(40,102)	—	(141,786)

Net premiums earned	537,912	483,764	—	1,021,676
Losses and loss expenses	142,570	248,166	—	390,736
Policy acquisition costs	90,346	102,378	(2,599)	190,125
General and administrative expenses	45,928	65,565	13,822	125,315
Share compensation expenses	4,986	5,804	8,058	18,848

Underwriting income (loss)	$254,082	$61,851	$(19,281)	$296,652

Net investment income	64,989	22,816	(4,538)	83,267
Net realized (losses) on investments	(14,282)	(6,360)	—	(20,642)
Net unrealized gains on investments	95,693	14,146	—	109,839
Other income	3,034	2,440	(2,599)	2,875
Finance expenses	(1,233)	(7,688)	(20,811)	(29,732)
Foreign exchange (losses) gains	(641)	(427)	56	(1,012)
Gain on bargain purchase, net of expenses	—	—	287,099	287,099

Net income before taxes	401,642	86,778	239,926	728,346
Income tax (expense) benefit	(107)	3,408	—	3,301

Net income	$401,535	$90,186	$239,926	$731,647

Selected ratios (1)
Losses and loss expenses	26.5%	51.3%		38.2%
Policy acquisition costs	16.8%	21.2%		18.6%
General and administrative expenses	9.5%	14.8%		14.1%

Expense ratio	26.3%	36.0%		32.7%

Combined ratio	52.8%	87.3%		70.9%

Total assets	$5,087,544	$2,049,647	$39,880	$7,177,071

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Nine months ended September 30, 2008	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$643,898	$556,335	$(29,484)	$1,170,749
Reinsurance premiums ceded	(61,237)	(89,685)	29,484	(121,438)

Net premiums written	582,661	466,650	—	1,049,311
Change in unearned premiums	(93,498)	(15,325)	—	(108,823)

Net premiums earned	489,163	451,325	—	940,488
Losses and loss expenses	324,673	255,905	—	580,578
Policy acquisition costs	72,232	101,458	(145)	173,545
General and administrative expenses	27,306	58,561	15,272	101,139
Share compensation expenses	4,632	3,266	11,920	19,818

Underwriting income (loss)	$60,320	$32,135	$(27,047)	$65,408

Net investment income	76,736	34,445	(2,324)	108,857
Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized (losses) gains on investments	(13,711)	5,363	—	(8,348)
Net unrealized (losses) on investments	(58,617)	(13,991)	—	(72,608)
Other income	145	3,666	(145)	3,666
Finance expenses	(655)	(25,821)	(22,320)	(48,796)
Foreign exchange (losses)	(15,647)	(20,196)	—	(35,843)

Net income (loss) before taxes	48,571	15,601	(43,084)	21,088
Income tax (expense)	(78)	(4,914)	—	(4,992)

Net income (loss)	$48,493	$10,687	$(43,084)	$16,096

Selected ratios (1)
Losses and loss expenses	66.4%	56.7%		61.7%
Policy acquisition costs	14.8%	22.5%		18.5%
General and administrative expenses	6.5%	13.7%		12.9%

Expense ratio	21.3%	36.2%		31.4%

Combined ratio	87.7%	92.9%		93.1%

Total assets	$2,741,721	$1,763,614	$4,261	$4,509,596

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three months ended September 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$51,352	$15,204	$(1,114)	$65,442	19.8%
Worldwide excluding United States (1)	4,861	70,954	(2,329)	73,486	22.2%
Europe	3,110	14,525	140	17,775	5.4%
Latin America and Caribbean	16,921	30,074	(16,833)	30,162	9.1%
Japan	2,470	947	(273)	3,144	0.9%
Canada	(183)	1,619	183	1,619	0.5%

Sub-total, non United States	27,179	118,119	(19,112)	126,186	38.1%
Worldwide including United States (1)	10,028	18,152	(597)	27,583	8.3%
Marine and Aerospace (2)	36,145	75,850	(178)	111,817	33.8%

Total	$124,704	$227,325	$(21,001)	$331,028	100.0%

	Three months ended September 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$82,468	$11,435	$—	$93,903	34.8%
Worldwide excluding United States (1)	10,555	49,263	(8,489)	51,329	19.1%
Europe	2,166	13,589	—	15,755	5.9%
Latin America and Caribbean	22	17,628	—	17,650	6.6%
Japan	251	426	—	677	0.3%
Canada	—	2,261	—	2,261	0.8%

Sub-total, non United States	12,994	83,167	(8,489)	87,672	32.7%
Worldwide including United States (1)	4,846	12,105	(4,611)	12,340	4.5%
Marine and Aerospace (2)	24,721	50,600	—	75,321	28.0%

Total	$125,029	$157,307	$(13,100)	$269,236	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine months ended September 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$336,211	$62,096	$(6,201)	$392,106	28.7%
Worldwide excluding United States (1)	45,075	198,145	(11,611)	231,609	17.0%
Europe	50,468	52,434	(3,073)	99,829	7.3%
Latin America and Caribbean	37,040	62,670	(31,726)	67,984	5.0%
Japan	19,177	4,654	(273)	23,558	1.7%
Canada	469	7,998	(469)	7,998	0.6%

Sub-total, non United States	152,229	325,901	(47,152)	430,978	31.6%
Worldwide including United States (1)	64,279	49,214	(2,884)	110,609	8.1%
Marine and Aerospace (2)	181,671	253,146	(2,559)	432,258	31.6%

Total	$734,390	$690,357	$(58,796)	$1,365,951	100.0%

	Nine months ended September 30, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$342,661	$48,513	$(1,979)	$389,195	33.2%
Worldwide excluding United States (1)	37,096	166,499	(8,489)	195,106	16.7%
Europe	41,900	44,599	—	86,499	7.4%
Latin America and Caribbean	5,657	33,155	—	38,812	3.3%
Japan	9,699	3,323	—	13,022	1.1%
Canada	—	7,976	—	7,976	0.7%

Sub-total, non United States	94,352	255,552	(8,489)	341,415	29.2%
Worldwide including United States (1)	69,758	49,377	(19,016)	100,119	8.6%
Marine and Aerospace (2)	137,127	202,893	—	340,020	29.0%

Total	$643,898	$556,335	$(29,484)	$1,170,749	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and the Company’s consolidated financial condition and liquidity and capital resources at September 30, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The Company was formed on October 19, 2005 and completed the acquisitions of Talbot Holdings Ltd. (“Talbot”) and IPC on July 2, 2007 and September 4, 2009, respectively. For a variety of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Executive Overview
     The Company underwrites from two distinct global operating subsidiaries, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis and incorporates historical IPC business. Talbot, the Company’s principal insurance operating subsidiary, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) which writes short-tail insurance products on a worldwide basis, and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yachts and onshore energy business on behalf of the Talbot syndicate and others.
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
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC (the “IPC Acquisition”). Pursuant to an Amalgamation Agreement dated July 9, 2009 among IPC, Validus Holdings, Ltd and Validus, Ltd. (the “Amalgamation Agreement”), the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. IPC’s operations focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to increase the Company’s capital base and gain a strategic advantage in the current reinsurance market, where capital and capacity has been depleted. This acquisition creates a leading Bermuda carrier in the short-tail reinsurance and insurance market that facilitates stronger relationships with major reinsurance intermediaries.
Business Outlook and Trends
     The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the years ended December 31, 2007 and 2008, the Company had experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers had increased the supply of insurance and reinsurance which resulted in a softening of rates in most lines. However, during 2008, the insurance and reinsurance industry incurred material losses and capital declines due to Hurricanes Ike and Gustav and the global financial crisis.
     In the wake of these events, the January 2009 renewal season saw decreased competition and increased premium rates due to relatively scarce capital and increased demand. During 2009, the Company observed reinsurance demand stabilization and modest increases in credit market liquidity. The July 2009 renewal season continued to show notable rate increases as compared to the July 2008 renewal season. For the nine months ended September 30, 2009, there have been few notable large losses affecting the worldwide (re)insurance industry and no major hurricanes making landfall in the United States. Should this benign loss experience continue, it is possible that rates at the January 1, 2010 renewal period may show downward pressure; although, currently no such market pricing information is available. Validus Re gross premiums written at January 1, 2009 grew by 26.0% from the prior year period. For the nine months ended September 30, 2009, Validus Re and Talbot gross premiums written grew by 14.1% and 24.1%, respectively, from the comparable period in the prior year. These increases were largely due to rate increases coupled with modest exposure growth and the addition of new underwriting teams.
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

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008
Annualized return on average equity	65.3%	(25.4)%	38.7%	1.1%	2.7%

     The increases in annualized return on average equity were driven primarily by an increase in net income for the three and nine months ended September 30, 2009. Net income for the three months ended September 30, 2009 increased by $625.5 million, or 495.2% compared to the three months ended September 30, 2008, due primarily to the gain on bargain purchase of IPC and the large event losses incurred for the three months ended September 30, 2008. Net income for the nine months ended September 30, 2009 increased by $715.6 million compared to the nine months ended September 30, 2008.
     Annualized return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $4.83, or 20.3%, from $23.78 at December 31, 2008 to $28.61 at September 30, 2009. The increase was substantially due to earnings generated in the nine months ended September 30, 2009, partially offset by dividend payments totaling $0.60 per share and per share equivalent in the period. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.20 per common share and common share equivalent in each of the first three quarters of 2009. On November 4, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 31, 2009 to holders of record on December 15, 2009.
     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income (loss) for the three months ended September 30, 2009 and 2008 was $124.4 million and ($75.7) million, respectively. Underwriting income for the nine months ended September 30, 2009 and 2008 was $296.7 million and $65.4 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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

  The following table presents results of operations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008 (a)	2009	2008 (a)
Gross premiums written	$331,028	$269,236	$1,365,951	$1,170,749
Reinsurance premiums ceded	(67,687)	(35,139)	(202,489)	(121,438)

Net premiums written	263,341	234,097	1,163,462	1,049,311
Change in unearned premiums	111,376	105,229	(141,786)	(108,823)

Net premiums earned	374,717	339,326	1,021,676	940,488

Losses and loss expenses	134,152	318,464	390,736	580,578
Policy acquisition costs	64,236	60,425	190,125	173,545
General and administrative expenses	46,036	30,120	125,315	101,139
Share compensation expenses	5,862	6,012	18,848	19,818

Total underwriting deductions	250,286	415,021	725,024	875,080

Underwriting income (loss) (b)	124,431	(75,695)	296,652	65,408
Net investment income	29,532	36,379	83,267	108,857
Other income	1,101	1,269	2,875	3,666
Finance expenses	(11,257)	(14,517)	(29,732)	(48,796)

Operating income (loss) before taxes (b)	143,807	(52,564)	353,062	129,135
Tax benefit (expense)	1,799	(487)	3,301	(4,992)

Net operating income (loss) (a) (b)	145,606	(53,051)	356,363	124,143

Gain on bargain purchase, net of expenses	302,950	—	287,099	—
Realized gain on repurchase of debentures	—	—	—	8,752
Net realized gains (losses) on investments	5,429	(13,667)	(20,642)	(8,348)
Net unrealized gains (losses) on investments	50,437	(14,649)	109,839	(72,608)
Foreign exchange (losses)	(5,244)	(44,933)	(1,012)	(35,843)

Net income (loss)	$499,178	$(126,300)	$731,647	$16,096

Selected ratios:
Net premiums written / Gross premiums written	79.6%	86.9%	85.2%	89.6%

Losses and loss expenses	35.8%	93.9%	38.2%	61.7%
Policy acquisition costs	17.1%	17.8%	18.6%	18.5%
General and administrative expenses	13.8%	10.6%	14.1%	12.9%

Expense ratio	30.9%	28.4%	32.7%	31.4%

Combined ratio	66.7%	122.3%	70.9%	93.1%

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (a)	2009	2008 (a)
Validus Re
Gross premiums written	$124,704	$125,029	$734,390	$643,898
Reinsurance premiums ceded	(38,435)	(36,286)	(94,794)	(61,237)

Net premiums written	86,269	88,743	639,596	582,661
Change in unearned premiums	113,499	92,653	(101,684)	(93,498)

Net premiums earned	199,768	181,396	537,912	489,163

Losses and loss expenses	45,987	217,081	142,570	324,673
Policy acquisition costs	32,648	26,520	90,346	72,232
General and administrative expenses	17,987	7,972	45,928	27,306
Share compensation expenses	1,766	1,809	4,986	4,632

Total underwriting deductions	98,388	253,382	283,830	428,843

Underwriting income (loss) (b)	101,380	(71,986)	254,082	60,320

Talbot
Gross premiums written	$227,325	$157,307	$690,357	$556,335
Reinsurance premiums ceded	(50,253)	(11,953)	(166,491)	(89,685)

Net premiums written	177,072	145,354	523,866	466,650
Change in unearned premiums	(2,123)	12,576	(40,102)	(15,325)

Net premiums earned	174,949	157,930	483,764	451,325

Losses and loss expenses	88,165	101,383	248,166	255,905
Policy acquisition costs	33,106	34,026	102,378	101,458
General and administrative expenses	23,424	17,851	65,565	58,561
Share compensation expenses	1,371	1,164	5,804	3,266

Total underwriting deductions	146,066	154,424	421,913	419,190

Underwriting income (loss) (b)	28,883	3,506	61,851	32,135

Corporate & Eliminations
Gross premiums written	$(21,001)	$(13,100)	$(58,796)	$(29,484)
Reinsurance premiums ceded	21,001	13,100	58,796	29,484

Net premiums written	—	—	—	—
Change in unearned premiums	—	—	—	—

Net premiums earned	—	—	—	—

Losses and loss expenses	—	—	—	—
Policy acquisition costs	(1,518)	(121)	(2,599)	(145)
General and administrative expenses	4,625	4,297	13,822	15,272
Share compensation expenses	2,725	3,039	8,058	11,920

Total underwriting deductions	5,832	7,215	19,281	27,047

Underwriting income (loss) (b)	(5,832)	(7,215)	(19,281)	(27,047)

Total underwriting income (b)	$124,431	$(75,695)	$296,652	$65,408

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Net income (loss) for the three months ended September 30, 2009 was $499.2 million compared to ($126.3) million for the three months ended September 30, 2008, an increase of $625.5 million or 495.2%. The primary factors driving the increase in net income were:
•	Gain on bargain purchase, net of expenses of $303.0 million on the IPC Acquisition;
•	Increase in underwriting income of $200.1 million due primarily to reduced losses and loss expenses of $184.3 and increased net premiums earned of $35.4 million. For the three months ended September 30, 2008, the Company incurred $183.4 million and $22.1 million, respectively, as a result of Hurricanes Ike and Gustav;
•	Increase in net realized gains on investments of $19.1 million due to the disposition of selected fixed maturities to finance the purchase of IPC;
•	Increase in net unrealized gains on investments of $65.1 million, respectively, due to improved market conditions for fixed income securities; and
•	Decreased foreign exchange (losses) of $39.7 million was due to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Foreign exchange (losses) for the three months ended September 30, 2009 were ($5.2) million, as compared to ($44.9) million for the three months ended September 30, 2008.
     The change in net income for the three months ended September 30, 2009 of $625.5 million is described in the following table:

	Three months ended September 30, 2009
	Increase (decrease) over the three months ended September 30, 2008 (a)
			Corporate and
			other reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Hurricanes Ike and Gustav — net losses and loss expenses (b)	$172,635	$32,878	$—	$205,513
Hurricanes Ike and Gustav — net reinstatement premiums (b)	(19,268)	(392)	—	(19,660)
Other underwriting income	19,999	(7,109)	1,383	14,273

Underwriting income (c)	173,366	25,377	1,383	200,126
Net investment income	(2,564)	(4,108)	(175)	(6,847)
Other income	1,726	(497)	(1,397)	(168)
Finance expenses	(180)	3,275	165	3,260

	172,348	24,047	(24)	196,371
Taxes	(10)	2,296	—	2,286

	172,338	26,343	(24)	198,657

Gain on bargain purchase, net of expenses	—	—	302,950	302,950
Net realized (losses) gains on investments	17,925	1,171	—	19,096
Net unrealized gains (losses) on investments	56,839	8,247	—	65,086
Foreign exchange (losses) gains	23,658	16,031	—	39,689

Net income	$270,760	$51,792	$302,926	$625,478

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

(b)	Hurricanes Ike and Gustav net losses and loss expenses and net reinstatement premiums recognized for the three months ended September 30, 2008; therefore, figures exclude loss development in subsequent periods.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”
Gross Premiums Written
     Gross premiums written for the three months ended September 30, 2009 were $331.0 million compared to $269.2 million for the three months ended September 30, 2008, an increase of $61.8 million or 23.0%. The increase in gross premiums written was driven primarily by the property, marine and specialty lines which increased by $17.6 million, $12.5 million and $31.6 million, respectively. Details of gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$141,480	42.7%	$123,831	46.0%	14.3%
Marine	95,772	29.0%	83,273	30.9%	15.0%
Specialty	93,776	28.3%	62,132	23.1%	50.9%

Total	$331,028	100.0%	$269,236	100.0%	23.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re gross premiums written for the three months ended September 30, 2009 were $124.7 million compared to $125.0 million for the three months ended September 30, 2008, a decrease of $0.3 million or 0.3%. Details of Validus Re gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$80,578	64.6%	$97,545	78.0%	(17.4)%
Marine	28,408	22.8%	19,154	15.3%	48.3%
Specialty	15,718	12.6%	8,330	6.7%	88.7%

Total	$124,704	100.0%	$125,029	100.0%	(0.3)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The decrease in Validus Re gross premiums written was driven by a decrease in the property lines of $17.0 million offset by $9.3 million and $7.4 million increases in the marine and specialty lines, respectively. The decrease in the property line was due primarily to a $15.2 million reduction in reinstatement premiums on Hurricanes Ike and Gustav losses in 2008. The increase in the marine line was due primarily to an additional $12.5 million of off-shore energy gross premiums written recognized for the three months ended September 30, 2009. Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot increased by $7.9 million as compared to the three months ended September 30, 2008. The quota share, surplus treaty and excess of loss contracts with Talbot are eliminated upon consolidation.

Talbot. Talbot gross premiums written for the three months ended September 30, 2009 were $227.3 million compared to $157.3 million for the three months ended September 30, 2008, an increase of $70.0 million or 44.5%. The $227.3 million of gross premiums written translated at third quarter 2008 rates of exchange would have been $238.4 million during the three months ended September 30, 2009, an increase of $81.1 million, or 51.5%. Details of Talbot gross premiums written by line of business are provided below.

	Gross premiums written
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$79,155	34.8%	$35,194	22.4%	124.9%
Marine	69,621	30.6%	66,676	42.4%	4.4%
Specialty	78,549	34.6%	55,437	35.2%	41.7%

Total	$227,325	100.0%	$157,307	100.0%	44.5%

     The increase in the property lines was due primarily to $31.6 million of gross premiums written on the onshore energy lines and an $11.2 million increase in gross premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting the Latin American and Caribbean markets, and commenced operations during 2008. The increase in the specialty lines was due primarily to $20.0 million of additional gross premiums written by the new aviation team.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended September 30, 2009 were $67.7 million compared to $35.1 million for the three months ended September 30, 2008, an increase of $32.5 million. This was due primarily to an increase of $28.6 million on the property lines retrocession as described below.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$56,466	83.4%	$27,823	79.1%	102.9%
Marine	6,504	9.6%	4,977	14.2%	30.7%
Specialty	4,717	7.0%	2,339	6.7%	101.7%

Total	$67,687	100.0%	$35,139	100.0%	92.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re reinsurance premiums ceded for the three months ended September 30, 2009 were $38.4 million compared to $36.3 million for the three months ended September 30, 2008, an increase of $2.1 million.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$33,991	88.4%	$32,265	88.9%	5.3%
Marine	4,444	11.6%	3,871	10.7%	14.8%
Specialty	—	0.0%	150	0.4%	(100.0)%

Total	$38,435	100.0%	$36,286	100.0%	5.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Reinsurance premiums ceded on the property lines increased by $1.7 million, due to the purchase of an additional $34.0 million of catastrophe retrocessional coverage for IPC’s U.S. property exposures, off-set by the advanced second quarter 2009 renewal of retrocessional coverage via ultimate net loss agreements that incepted in 2008 during the three months ended September 30, 2008.
Talbot. Talbot reinsurance premiums ceded for the three months ended September 30, 2009 were $50.3 million compared to $12.0 million for the three months ended September 30, 2008, an increase of $38.3 million. The increase was due primarily to increased reinsurance premiums ceded on the property lines of business.

	Reinsurance premiums ceded
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$40,728	81.0%	$4,466	37.4%	812.0%
Marine	4,317	8.6%	3,663	30.6%	17.9%
Specialty	5,208	10.4%	3,824	32.0%	36.2%

Total	$50,253	100.0%	$11,953	100.0%	320.4%

     Reinsurance premiums ceded on the property lines increased by $36.3 million, due primarily to $23.7 million of reinsurance premiums ceded on the additional gross premiums written on onshore energy lines, as discussed above. Reinsurance premiums ceded under third party quota share, surplus treaty and excess of loss contracts on the property lines increased by $27.6 million, as compared to the three months ended September 30, 2008. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended September 30, 2009 were $21.0 million compared to $13.1 million for the three months ended September 30, 2008, an increase of $7.9 million. The quota share, surplus treaty and excess of loss with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the three months ended September 30, 2009 were $263.3 million compared to $234.1 million for the three months ended September 30, 2008, an increase of $29.2 million, or 12.5%. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2009 and 2008 were 79.6% and 86.9%, respectively. Details of net premiums written by line of business are provided below.

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$85,014	32.3%	$96,008	41.1%	(11.5)%
Marine	89,268	33.9%	78,296	33.4%	14.0%
Specialty	89,059	33.8%	59,793	25.5%	48.9%

Total	$263,341	100.0%	$234,097	100.0%	12.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re net premiums written for the three months ended September 30, 2009 were $86.3 million compared to $88.7 million for the three months ended September 30, 2008, a decrease of $2.5 million or 2.8%. Details of net premiums written by line of business are provided below.

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$46,587	54.0%	$65,280	73.6%	(28.6)%
Marine	23,964	27.8%	15,283	17.2%	56.8%
Specialty	15,718	18.2%	8,180	9.2%	92.2%

Total	$86,269	100.0%	$88,743	100.0%	(2.8)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

     The decrease in Validus Re net premiums written was driven by a decrease in the property lines of $18.7 million. This decrease was due primarily to a $15.2 million reduction in reinstatement premiums on Hurricanes Ike and Gustav losses, as discussed above and increase in ceded premium of $2.1. The ratios of net premiums written to gross premiums written were 69.2% and 71.0% for the three months ended September 30, 2009 and 2008, respectively.
Talbot. Talbot net premiums written for the three months ended September 30, 2009 were $177.1 million compared to $145.4 million for the three months ended September 30, 2008, an increase of $31.7 million or 21.8%. Details of net premiums written by line of business are provided below:

	Net premiums written
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$38,427	21.7%	$30,728	21.1%	25.1%
Marine	65,304	36.9%	63,013	43.4%	3.6%
Specialty	73,341	41.4%	51,613	35.5%	42.1%

Total	$177,072	100.0%	$145,354	100.0%	21.8%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2009 and 2008 were 77.9% and 92.4%, respectively. This decrease was due primarily to the 25.0% ratio of net premiums written to gross premiums written on the onshore energy lines for the three months ended September 30, 2009.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended September 30, 2009 was $111.4 million compared to $105.2 million for the three months ended September 30, 2008, a change of $6.1 million or 5.8%.

	Change in unearned premiums
	Three months ended	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)	% Change
Change in gross unearned premium	$95,638	$96,183	(0.6)%
Change in prepaid reinsurance premium	15,738	9,046	74.0%

Net change in unearned premium	$111,376	$105,229	5.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re’s change in unearned premiums for the three months ended September 30, 2009 were $113.5 million compared to $92.7 million for the three months ended September 30, 2008, a change of $20.8 million or 22.5%.

	Change in unearned premiums
	Three months ended	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)	% Change
Change in gross unearned premium	$99,768	$75,463	32.2%
Change in prepaid reinsurance premium	13,731	17,190	(20.1)%

Net change in unearned premium	$113,499	$92,653	22.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

     The increase in gross unearned premium was due primarily to an additional $32.5 million of gross unearned premium resulting from the consolidation of IPCRe for the three months ended September 30, 2009.
Talbot. The Talbot change in unearned premiums for the three months ended September 30, 2009 was ($2.1) million compared to $12.6 million for the three months ended September 30, 2008, a change of $14.7 million, or 116.9%.

	Change in unearned premiums
	Three months ended	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	% Change
Change in gross unearned premium	$(4,130)	$20,720	(119.9)%
Change in prepaid reinsurance premium	2,007	(8,144)	(124.6)%

Net change in unearned premium	$(2,123)	$12,576	(116.9)%

     The difference in gross unearned premiums arose principally from the increased gross premiums written in the property lines, specifically onshore energy exposures and premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 on the property treaty lines, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The lower change in prepaid reinsurance premiums in the three months ended September 30, 2009 is reflective of the increased amounts of onshore energy exposures and premiums written by Validus Reaseguros, Inc., which have increased levels of ceded reinsurance. This results in less seasonality in the ceded reinsurance and hence a small change in prepaid reinsurance for the three months ended September 30, 2009.
Net Premiums Earned
     Net premiums earned for the three months ended September 30, 2009 were $374.7 million compared to $339.3 million for the three months ended September 30, 2008, an increase of $35.4 million or 10.4%. The increase in net premiums earned was driven by increased premiums earned of $18.4 million and $17.0 million in the Validus Re and Talbot segments, respectively.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$177,916	47.4%	$165,028	48.6%	7.8%
Marine	114,114	30.5%	101,110	29.8%	12.9%
Specialty	82,687	22.1%	73,188	21.6%	13.0%

Total	$374,717	100.0%	$339,326	100.0%	10.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re net premiums earned for the three months ended September 30, 2009 were $199.8 million compared to $181.4 million for the three months ended September 30, 2008, an increase of $18.4 million or, 10.1%. The increase in net premiums earned was due primarily to $31.8 million of property net premiums earned resulting from the consolidation of IPCRe Limited (“IPCRe”), which offset the increase in ceded earned premiums attributable to purchases of retrocessional cover during the three months ended September 30, 2009.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$141,547	70.9%	$132,307	73.0%	7.0%
Marine	35,397	17.7%	29,980	16.5%	18.1%
Specialty	22,824	11.4%	19,109	10.5%	19.4%

Total	$199,768	100.0%	$181,396	100.0%	10.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The increase in Validus Re net premiums earned was driven by an increase in the property lines of $9.2 million due primarily to $31.8 million of property net premiums earned resulting from the consolidation of IPCRe, offset by the $15.2 million decrease in reinstatement premiums earned as compared to the three months ended September 30, 2008, as discussed above.
Talbot. Talbot net premiums earned for the three months ended September 30, 2009 were $174.9 million compared to $157.9 million for the three months ended September 30, 2008, an increase of $17.0 million or 10.8%.

	Net premiums earned
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$36,369	20.8%	$32,721	20.7%	11.1%
Marine	78,717	45.0%	71,130	45.1%	10.7%
Specialty	59,863	34.2%	54,079	34.2%	10.7%

Total	$174,949	100.0%	$157,930	100.0%	10.8%

     The increase in net premiums earned is due primarily to the increased levels of net premiums written by the new underwriting teams over the twelve months ended September 30, 2009, as compared with the twelve months ended September 30, 2008, as discussed above.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended September 30, 2009 were $134.2 million compared to $318.5 million for the three months ended September 30, 2008, a decrease of $184.3 million or 57.9%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended September 30, 2009 and 2008 were 35.8% and 93.9%, respectively. Details of loss ratios by line of business are provided below.

	Three months ended	Three months ended	Percentage
	September 30, 2009	September 30, 2008 (a)	point change
Property	13.5%	122.4%	(108.9)
Marine	65.5%	99.6%	(34.1)
Specialty	42.7%	21.4%	21.3
All lines	35.8%	93.9%	(58.1)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2009:

	Three months ended September 30, 2009
(Dollars in thousands)	Validus	Talbot	Eliminations	Total
Gross reserves at period beginning	$489,340	$845,537	$(22,942)	$1,311,935
Losses recoverable at period beginning	(61,798)	(130,810)	22,942	(169,666)

Net reserves at period beginning	427,542	714,727	—	1,142,269
Net reserves acquired in IPC acquisition	304,957	—	—	304,957
Incurred losses- current year	65,259	100,919	—	166,178
Change in prior accident years	(19,272)	(12,754)	—	(32,026)

Incurred losses	45,987	88,165	—	134,152

Exchange rate effects	2,383	(4,992)	—	(2,609)

Paid losses	(55,242)	(70,885)	—	(126,127)

Net reserves at period end	725,627	727,015	—	1,452,642
Losses recoverable	57,608	143,064	(28,571)	172,101

Gross reserves at period end	$783,235	$870,079	$(28,571)	$1,624,743

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $32.0 million. Favorable loss reserve development benefitted the Company’s loss ratio by 8.5 percentage points for the three months ended September 30, 2009. For the three months ended September 30, 2009, the Company did not experience any notable losses. For the three months ended September 30, 2008, the Company incurred $183.4 million and $22.1 million of losses attributable to Hurricanes Ike and Gustav, which represent 54.0 and 6.5 percentage points of the loss ratio, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.
     At September 30, 2009 and 2008, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended September 30, 2009.

	As at September 30, 2009
			Total gross reserve for
(Dollars in thousands)	Gross case reserves	Gross IBNR	losses and loss expenses
Property	$393,729	$322,935	$716,664
Marine	354,584	249,262	603,846
Specialty	129,543	174,690	304,233

Total	$877,856	$746,887	$1,624,743

	As at September 30, 2009
			Total net reserve for losses
(Dollars in thousands)	Net case reserves	Net IBNR	and loss expenses
Property	$390,524	$304,084	$694,608
Marine	261,032	231,781	492,813
Specialty	115,231	149,990	265,221

Total	$766,787	$685,855	$1,452,642

     During the three months ended September 30, 2008, the Company incurred losses related to Hurricanes Ike and Gustav of $183.4 million and $22.1 million, respectively, as detailed in the chart below.

	Net Losses and Loss	Net Reinstatement	Net Effect on Net
(Dollars in thousands)	Expenses (1)	Premiums	(Loss) Income (2)
Hurricane Ike
Validus Re
Property	$120,286	$(13,867)	$106,419
Marine	36,778	(4,098)	32,680
Specialty	125	—	125

All lines	157,189	(17,965)	139,224

Talbot
Property	15,161	(386)	14,775
Marine	10,478	(6)	10,472
Specialty	544	—	544

All lines	26,183	(392)	25,791

Total
Property	135,447	(14,253)	121,194
Marine	47,256	(4,104)	43,152
Specialty	669	—	669

All lines	$183,372	$(18,357)	$165,015

Hurricane Gustav
Validus Re
Property	$13,946	$(1,303)	$12,643
Marine	1,500	—	1,500
Specialty	—	—	—

All lines	15,446	(1,303)	14,143

Talbot
Property	3,695	—	3,695
Marine	2,500	—	2,500
Specialty	500	—	500

All lines	6,695	—	6,695

Total
Property	17,641	(1,303)	16,338
Marine	4,000	—	4,000
Specialty	500	—	500

All lines	$22,141	$(1,303)	$20,838

Hurricanes Ike and Gustav
Property	$153,088	$(15,556)	$137,532
Marine	51,256	(4,104)	47,152
Specialty	1,169	—	1,169

All lines	$205,513	$(19,660)	$185,853

(1)	Net of reinsurance.

(2)	Net effect on net (loss) income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.

Validus Re. Validus Re losses and loss expenses for the three months ended September 30, 2009 were $46.0 million compared to $217.1 million for the three months ended September 30, 2008, a decrease of $171.1 million or 78.8%. Validus Re net paid losses for the three months ended September 30, 2009 were $55.2 million compared to $40.2 million for the three months ended September 30, 2008, an increase of $15.1 million or 37.6%, primarily as a result of losses paid on Hurricane Ike. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 23.0% and 119.7% for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, Validus Re did not experience any notable loss events. For the three months ended September 30, 2008, Validus Re incurred $157.2 million and $15.4 million of losses attributable to Hurricanes Ike and Gustav, which represent 86.7 and 8.5 percentage points of the loss ratio, respectively. Validus Re segment loss ratios, excluding prior year development and loss events identified above, for the three months ended September 30, 2009 and 2008 were 32.6% and 26.4%, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

			Percentage
	2009	2008 (a)	point change
Property — current year	28.2%	123.2%	(95.0)
Property — change in prior accident years	(23.3)%	(4.8)%	(18.5)

Property — loss ratio	4.9%	118.4%	(113.5)

Marine — current year	32.7%	174.6%	(141.9)
Marine — change in prior accident years	47.8%	14.7%	33.1

Marine — loss ratio	80.5%	189.3%	(108.8)

Specialty — current year	60.3%	27.8%	32.5
Specialty — change in prior accident years	(13.8)%	(8.6)%	(5.2)

Specialty — loss ratio	46.5%	19.2%	27.3

All lines — current year	32.6%	121.6%	(89.0)
All lines — change in prior accident years	(9.6)%	(1.9)%	(7.7)

All lines — loss ratio	23.0%	119.7%	(96.7)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     For the three months ended September 30, 2009, the property lines include $39.9 million related to current year losses and $33.0 million of favorable development relating to prior accident years. This favorable development is attributable to reduced loss estimates for Hurricane Ike and the October 2007 Peruvian mining loss, as well as lower than expected claim development elsewhere. For the three months ended September 30, 2008, Validus Re’s property lines incurred $120.3 million and $13.9 million of losses attributable to Hurricanes Ike and Gustav, which represented 90.9 and 10.5 percentage points of the loss ratio, respectively. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the three months ended September 30, 2009 and 2008 were 28.2% and 21.8%, respectively.
     For the three months ended September 30, 2009, the marine lines include $11.6 million related to current year losses and $16.9 million of adverse development relating to prior accident years. This adverse development is primarily attributable to increased loss estimates for Hurricanes Ike and Gustav. For the three months ended September 30, 2008, Validus Re’s marine lines incurred $36.8 million and $1.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 122.7 and 5.0 percentage points of the loss ratio, respectively. Validus Re marine line loss ratios, excluding prior year development and loss events identified above, for the three months ended September 30, 2009 and 2008 were 32.7% and 46.9%, respectively.
     For the three months ended September 30, 2009, the specialty lines include $13.8 million related to current year losses and $3.1 million of favorable development relating to prior accident years. For the three months ended

September 30, 2008, Validus Re’s specialty lines incurred $0.1 million of losses attributable to Hurricane Ike, which represented 0.7 percentage points of the loss ratio. Validus Re specialty lines loss ratios, excluding prior year development and the loss event identified above, for the three months ended September 30, 2009 and 2008 were 60.3% and 27.1%, respectively. This difference is primarily attributable to a larger than expected number of specialty lines losses, as well as higher than expected 2009 claim development elsewhere.
Talbot. Talbot losses and loss expenses for the three months ended September 30, 2009 were $88.2 million compared to $101.4 million for the three months ended September 30, 2008, a decrease of $13.2 million, or 13.0%. The loss ratio was 50.4% and 64.2% for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, Talbot did not experience any notable loss events. For the three months ended September 30, 2008, Talbot incurred $26.2 million and $6.7 million of losses attributable to Hurricanes Ike and Gustav, which represent 16.6 and 4.2 percentage points of the loss ratio, respectively. For the three months ended September 30, 2009, $100.9 million of losses and loss expenses related to current year losses and $12.8 million related to favorable development of prior accident years. Details of loss ratios by line of business and calendar period are provided below.

	Three months ended September 30,
			Percentage
	2009	2008	point change
Property — current year	56.1%	139.0%	(82.9)
Property — change in prior accident years	(8.9)%	(0.2)%	(8.7)

Property — loss ratio	47.2%	138.8%	(91.6)

Marine — current year	58.7%	79.0%	(20.3)
Marine — change in prior accident years	0.1%	(17.2)%	17.3

Marine — loss ratio	58.8%	61.8%	(3.0)

Specialty — current year	57.3%	41.3%	16.0
Specialty — change in prior accident years	(16.0)%	(19.1)%	3.1

Specialty — loss ratio	41.3%	22.2%	19.1

All lines — current year	57.7%	78.5%	(20.8)
All lines — change in prior accident years	(7.3)%	(14.3)%	7.0

All lines — loss ratio	50.4%	64.2%	(13.8)
     For the three months ended September 30, 2009, the property lines include $20.4 million related to current year losses and $3.2 million of favorable development relating to prior accident years. For the three months ended September 30, 2008, Talbot’s property lines incurred $15.2 million and $3.7 million of losses attributable to Hurricanes Ike and Gustav, which represented 46.3 and 11.3 percentage points of the loss ratio, respectively. Talbot property line loss ratio, excluding prior year development for the three months ended September 30, 2009 and 2008 were 56.1% and 81.4%, respectively.
     For the three months ended September 30, 2009, the marine lines include $46.2 million related to current year. For the three months ended September 30, 2008, Talbot’s marine lines incurred $10.5 million and $2.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 14.7 and 3.5 percentage points of the loss ratio, respectively. Talbot marine line loss ratios, excluding prior year development, for the three months ended September 30, 2009 and 2008 were 58.7% and 60.8%, respectively.
     For the three months ended September 30, 2009, the specialty lines include $34.3 million relating to current year losses and $9.6 million due to favorable development on prior accident years. This favorable development is primarily due to further favorable development on the financial institutions lines. For the three months ended September 30, 2008, Talbot’s specialty lines incurred $0.5 million and $0.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 1.0 and 0.9 percentage points of the loss ratio, respectively. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the three months ended September 30, 2009 and 2008 were 57.3% and 39.4%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended September 30, 2009 were $64.2 million compared to $60.4 million for the three months ended September 30, 2008, an increase of $3.8 million or 6.3%. Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2009 and 2008 were 17.1% and 17.8%, respectively.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$24,919	38.8%	$24,189	40.0%	3.0%
Marine	21,586	33.6%	20,796	34.4%	3.8%
Specialty	17,731	27.6%	15,440	25.6%	14.8%

Total	$64,236	100.0%	$60,425	100.0%	6.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re policy acquisition costs for the three months ended September 30, 2009 were $32.6 million compared to $26.5 million for the three months ended September 30, 2008, an increase of $6.1 million or 23.1%.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$22,884	70.1%	$19,027	71.8%	20.3%
Marine	6,392	19.6%	4,990	18.8%	28.1%
Specialty	3,372	10.3%	2,503	9.4%	34.7%

Total	$32,648	100.0%	$26,520	100.0%	23.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2009 and 2008 were 16.3% and 14.6%, respectively. The policy acquisition ratio increased on the property and marine lines due primarily to the effects of Hurricanes Ike and Gustav reinstatement premiums earned without related policy acquisition costs for three months ended September 30, 2008. The policy acquisition ratio increased on the specialty lines due primarily to an upwards premium adjustment on a specialty lines proportional contract with a high portion of policy acquisition costs for three months ended September 30, 2008.
Talbot. Talbot policy acquisition costs for the three months ended September 30, 2009 were $33.1 million compared to $34.0 million for the three months ended September 30, 2008, a decrease of $0.9 million or 2.7%.

	Policy acquisition costs
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$3,553	10.7%	$5,283	15.5%	(32.7)%
Marine	15,194	45.9%	15,806	46.5%	(3.9)%
Specialty	14,359	43.4%	12,937	38.0%	11.0%

Total	$33,106	100.0%	$34,026	100.0%	(2.7)%

     Policy acquisition costs as a percent of net premiums earned were 18.9% and 21.5%, respectively, for the three months ended September 30, 2009 and 2008. This decrease is primarily due to the high value of commissions receivable on quota share and surplus treaties and the onshore energy lines within the property lines.
General and Administrative Expenses
     General and administrative expenses for the three months ended September 30, 2009 were $46.0 million compared to $30.1 million for the three months ended September 30, 2008, an increase of $15.9 million or 52.8%. The increase was a result of increased expenses in both the Validus Re and Talbot segments.

	General and administrative expenses
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Validus Re	$17,987	39.1%	$7,972	26.4%	125.6%
Talbot	23,424	50.9%	17,851	59.3%	31.2%
Corporate & Eliminations	4,625	10.0%	4,297	14.3%	7.6%

Total	$46,036	100.0%	$30,120	100.0%	52.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     General and administrative expense ratios for the three months ended September 30, 2009 and 2008 was 13.8% and 10.6%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008 (a)
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and Administrative	$46,036	12.2%	$30,120	8.8%
Share Compensation	5,862	1.6%	6,012	1.8%

Total	$51,898	13.8%	$36,132	10.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     General and administrative expenses of $46.0 million in the three months ended September 30, 2009 represents 12.2 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended September 30, 2009 were $18.0 million compared to $8.0 million for the three months ended September 30, 2008, an increase of $10.0 million or 125.6%. General and administrative expenses have increased primarily as a result of an additional accrual for the performance bonus compared to a performance bonus reduction for the three months ended September 30, 2008 and the increase in staff to 121 at September 30, 2009 from 86 at September 30, 2008. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2009 and 2008 were 9.0% and 4.4%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended September 30, 2009 were $23.4 million compared to $17.9 million for the three months ended September 30, 2008, an increase of $5.6 million or 31.2%. General and administrative expenses have increased primarily as a result of the increase in staff to 213 at September 30, 2009 from 175 at September 30, 2008 and expenses related to the new onshore energy and aviation underwriting teams. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2009 and 2008 were 13.4% and 11.3%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the three months ended September 30, 2009 were $4.6 million compared to $4.3 million for the three months ended September 30, 2008, an increase of $0.3 million or 7.6%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the three months ended September 30, 2009 were $5.9 million compared to $6.0 million for the three months ended September 30, 2008, a decrease of $0.2 million or 2.5%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Share compensation expenses
	Three months ended		Three months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Validus Re	$1,766	30.1%	$1,809	30.1%	(2.4)%
Talbot	1,371	23.4%	1,164	19.4%	17.8%
Corporate & Eliminations	2,725	46.5%	3,039	50.5%	(10.3)%

Total	$5,862	100.0%	$6,012	100.0%	(2.5)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Share compensation expense of $5.9 million in the three months ended September 30, 2009 represents 1.6 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the three months ended September 30, 2009 was $1.8 million compared to $1.8 million for the three months ended September 30, 2008. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2009 and 2008 were 0.9% and 1.0%, respectively.
Talbot. Talbot share compensation expense for the three months ended September 30, 2009 was $1.4 million compared to $1.2 million for the three months ended September 30, 2008. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2009 and 2008 was 0.8% and 0.7%, respectively.
Corporate & Eliminations. Corporate share compensation expense for the three months ended September 30, 2009 was $2.7 million compared to $3.0 million for the three months ended September 30, 2008, a decrease of $0.3 million or 10.3%. This decrease was due primarily to several share award issuances with vesting periods greater than one year that vested during the year ended December 31, 2008 and therefore had no further amortization expense during the three months ended September 30, 2009.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2009 and 2008.

	Three months ended	Three months ended	Percentage
	September 30, 2009	September 30, 2008 (a)	point change
Losses and loss expenses ratio	35.8%	93.9%	(58.1)
Policy acquisition cost ratio	17.1%	17.8%	(0.7)
General and administrative expense ratio (1)	13.8%	10.6%	3.2

Expense ratio	30.9%	28.4%	2.5

Combined ratio	66.7%	122.3%	(55.6)

(1)	Includes general and administrative expense and share compensation expense.

	Three months ended	Three months ended	Percentage
Validus Re	September 30, 2009	September 30, 2008 (a)	point change
Losses and loss expenses ratio	23.0%	119.7%	(96.7)
Policy acquisition cost ratio	16.3%	14.6%	1.7
General and administrative expense ratio	9.9%	5.4%	4.5

Expense ratio	26.2%	20.0%	6.2

Combined ratio	49.2%	139.7%	(90.5)

	Three months ended	Three months ended	Percentage
Talbot	September 30, 2009	September 30, 2008	point change
Losses and loss expenses ratio	50.4%	64.2%	(13.8)
Policy acquisition cost ratio	18.9%	21.5%	(2.6)
General and administrative expense ratio	14.2%	12.0%	2.2

Expense ratio	33.1%	33.5%	(0.4)

Combined ratio	83.5%	97.7%	(14.2)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Underwriting Income (Loss)
     Underwriting income (loss) for the three months ended September 30, 2009 was $124.4 million compared to ($75.7) million for the three months ended September 30, 2008, an increase of $200.1 million, or 264.4%.

	Three months ended September 30,
		% of Sub		% of Sub
(Dollars in thousands)	2009	total	2008 (a)	total	% Change
Validus Re	$101,380	77.8%	$(71,986)	105.1%	240.8%
Talbot	28,883	22.2%	3,506	(5.1)%	723.8%

Sub total	130,263	100.0%	(68,480)	100.0%	290.2%

Corporate & Eliminations	(5,832)		(7,215)		19.2%

Total	$124,431		$(75,695)		264.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Operations and Comprehensive Income line items, as described below.

	Three months ended	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)
Underwriting income (loss)	$124,431	$(75,695)
Net investment income	29,532	36,379
Other income	1,101	1,269
Finance expenses	(11,257)	(14,517)
Foreign exchange (losses) gains	(5,244)	(44,933)
Gain on bargain purchase, net of expenses	302,950	—
Net realized gains (losses) on investments	5,429	(13,667)
Net unrealized gains (losses) on investments	50,437	(14,649)

Net income (loss) before tax	$497,379	$(125,813)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
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
Net Investment Income
     Net investment income for the three months ended September 30, 2009 was $29.5 million compared to $36.4 million for the three months ended September 30, 2008, a decrease of $6.8 million or 18.8%. Net investment income decreased as a result of reduced market yields and higher quarterly average cash balances. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended September 30, 2009 and 2008 are as presented below.

	Three months ended	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)	% Change
Fixed maturities and short-term investments	$29,427	$32,443	(9.3)%
Cash and cash equivalents	742	4,308	(82.8)%
Securities lending income	171	261	(34.5)%

Total gross investment income	30,340	37,012	(18.0)%
Investment expenses	(808)	(633)	27.6%

Net investment income	$29,532	$36,379	(18.8)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three months ended September 30, 2009 and 2008 were $0.6 million and $0.3 million, respectively. Investment management fees earned by GSAM for the three months ended September 30, 2009 and 2008 were $0.4 million and $0.3 million, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.56% and 4.49% for the three months ended September 30, 2009 and 2008, respectively, and the average duration at September 30, 2009 was 2.2 years (December 31, 2008 — 1.8 years).
Finance Expenses
     Finance expenses for the three months ended September 30, 2009 were $11.3 million compared to $14.5 million for the three months ended September 30, 2008, a decrease of $3.3 million or 22.5%. The decrease was primarily a result of a $2.1 million decrease in Talbot third party FAL expense.
     Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Three months ended September 30,
(Dollars in thousands)	2009	2008 (a)	% Change
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588	0.0%
8.480% Junior Subordinated Deferrable Debentures	3,348	3,509	(4.6)%
Credit facilities	395	218	81.2%
Talbot FAL facilities	62	44	40.9%
Talbot other interest	—	(194)	NM
Talbot third party FAL facility	3,864	7,352	(47.4)%

Finance expenses	$11,257	$14,517	(22.5)%

NM: Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
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
     The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three months ended September 30,
					FAL Finance Charges as % of Total
Underwriting Year of Account	FAL Finance Charges		Total Syndicate Profit		Syndicate Profit
(Dollars in thousands)	2009	2008	2009	2008	2009	2008 (1)
2006 (1)	$—	$4,801	$—	$12,614	NM	38.1%
2007	3,864	2,551	11,696	5,583	33.0%	45.7%
2008	—	—	5,936	(19,051)	NM	NM
2009	—	—	24,254	—	NM	NM

Total	$3,864	$7,352	$41,886	$(854)	9.2%	(860.9)%

Percentage excluding years in deficit					9.2%	40.4%

(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM: Not Meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended September 30, 2009 were $3.8 million compared to $7.4 million for the three months ended September 30, 2008, a decrease of $3.5 million. This decrease was due to the absence of FAL finance charges related to the 2006 year of account, which is now closed.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Three months ended	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Total syndicate profit	$41,886	$(854)
FAL Finance expenses	(3,864)	(7,352)
Managing agent’s fee (1)	2,428	2,302
Managing agent’s profit commission (2)	5,145	3,241
Investment income (3)	4,077	2,613
Other segment operating income (expenses), net	(10,310)	(10,291)
Share compensation (expenses)	(1,371)	(1,163)
Intangible amortization (expenses)	(1,040)	(1,040)
Tax benefit (expense)	1,840	(457)

Talbot segment net income	$38,791	$(13,001)

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.

Gain on Bargain Purchase, Net of Expenses
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The purchase price paid by the Company was $1,746.2 million for net assets acquired of $2,076.9 million. The Company expensed as incurred $27.7 million of transaction expenses and $21.7 million for amortization of intangibles related to the acquisition for the three months ended September 30, 2009, resulting in a gain on bargain purchase of $303.0 million for the three months ended September 30, 2009. Transaction expenses are comprised of primarily legal, corporate advisory, IPC employee termination benefits and audit related services.
Net Realized (Losses) Gains on Investments
     Net realized gains on investments for the three months ended September 30, 2009 were $5.4 million compared to losses of ($13.7) million for the three months ended September 30, 2008. The net realized gains for the three months ended September 30, 2009 resulted primarily from the disposition of selected fixed maturities to finance the purchase of IPC.
     On August 28, 2009, the Company sold short equity index futures contracts with a goal of hedging IPC’s mutual fund equity portfolio exposure. The contracts were closed when the equity positions were fully redeemed on September 9, 2009. The Company experienced a ($3.3) million realized investment (loss) as a result of the futures contracts.
Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the three months ended September 30, 2009 were $50.4 million compared to losses of ($14.6) million for the three months ended September 30, 2008. The net unrealized gains in the three months ended September 30, 2009 resulted primarily from improved market conditions for fixed income securities.
     The net unrealized gains on investments for the three months ended September 30, 2009 included a $2.0 million unrealized gain on the fund of hedge funds purchased in the IPC Acquisition. The fund of hedge funds was included in other investments on the balance sheet as at September 30, 2009.
     Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $0.6 million decrease in net unrealized loss on investments for the three months ended September 30, 2009. Further details are provided in the Investments section below.
Other Income
     Other income for the three months ended September 30, 2009 was $1.1 million compared to $1.3 million for the three months ended September 30, 2008, a decrease of $0.2 million or 13.2%.
Foreign Exchange Gains (Losses)
     Foreign exchange (losses) for the three months ended September 30, 2009 were ($5.2) million compared to ($44.9) million for the three months ended September 30, 2008, a decrease of $39.7 million. The decrease in foreign exchange (losses) was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. For the three months ended September 30, 2009, Validus Re recognized foreign exchange gains of $0.7 million that were offset by Talbot foreign exchange (losses) of ($6.0) million. For the three months ended September 30, 2009, Talbot segment foreign exchange (losses) were ($6.0) million compared to (losses) of ($22.0) million for the three months ended September 30, 2008, a decrease of $16.0 million. The decrease in Talbot segment foreign exchange (losses) was due primarily to; (1) a $5.5 million increased gain on the recurring revaluation of net unearned premiums and deferred acquisition costs; (2) a $15.2 million increase due to the absence, in the three months ended September 30, 2009, of a non-recurring loss on revaluation of foreign exchange to reporting currency and the sale of U.S. dollars for the three months ended September 30, 2008; and (3) an ($8.1) million (loss) related to a prior year tax adjustment. The British pound sterling to U.S. dollar exchange rates were 1.65 and 1.59 at June 30, 2009 and September 30, 2009, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

     At September 30, 2009, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $89.3 million and $19.3 million, respectively. These balances consisted of British pounds sterling and Canadian dollars of $63.3 million and $6.7 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended September 30, 2009, this translation process resulted in foreign exchange gains that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned together with (losses) arising from the reversal of losses incurred in previous periods. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Tax Benefit (Expense)
     Tax benefit for the three months ended September 30, 2009 was $1.8 million compared to an (expense) of ($0.5) million for the three months ended September 30, 2008, a change of $2.3 million.

     The following table presents results of operations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008 (a)	2009	2008 (a)
Gross premiums written	$331,028	$269,236	$1,365,951	$1,170,749
Reinsurance premiums ceded	(67,687)	(35,139)	(202,489)	(121,438)

Net premiums written	263,341	234,097	1,163,462	1,049,311
Change in unearned premiums	111,376	105,229	(141,786)	(108,823)

Net premiums earned	374,717	339,326	1,021,676	940,488

Losses and loss expenses	134,152	318,464	390,736	580,578
Policy acquisition costs	64,236	60,425	190,125	173,545
General and administrative expenses	46,036	30,120	125,315	101,139
Share compensation expenses	5,862	6,012	18,848	19,818

Total underwriting deductions	250,286	415,021	725,024	875,080

Underwriting income (loss) (b)	124,431	(75,695)	296,652	65,408
Net investment income	29,532	36,379	83,267	108,857
Other income	1,101	1,269	2,875	3,666
Finance expenses	(11,257)	(14,517)	(29,732)	(48,796)

Operating income (loss) before taxes (b)	143,807	(52,564)	353,062	129,135
Tax benefit (expense)	1,799	(487)	3,301	(4,992)

Net operating income (loss) (a) (b)	145,606	(53,051)	356,363	124,143

Gain on bargain purchase, net of expenses	302,950	—	287,099	—
Realized gain on repurchase of debentures	—	—	—	8,752
Net realized gains (losses) on investments	5,429	(13,667)	(20,642)	(8,348)
Net unrealized gains (losses) on investments	50,437	(14,649)	109,839	(72,608)
Foreign exchange (losses)	(5,244)	(44,933)	(1,012)	(35,843)

Net income (loss)	$499,178	$(126,300)	$731,647	$16,096

Selected ratios:
Net premiums written / Gross premiums written	79.6%	86.9%	85.2%	89.6%

Losses and loss expenses	35.8%	93.9%	38.2%	61.7%
Policy acquisition costs	17.1%	17.8%	18.6%	18.5%
General and administrative expenses	13.8%	10.6%	14.1%	12.9%

Expense ratio	30.9%	28.4%	32.7%	31.4%

Combined ratio	66.7%	122.3%	70.9%	93.1%

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (a)	2009	2008 (a)
Validus Re
Gross premiums written	$124,704	$125,029	$734,390	$643,898
Reinsurance premiums ceded	(38,435)	(36,286)	(94,794)	(61,237)

Net premiums written	86,269	88,743	639,596	582,661
Change in unearned premiums	113,499	92,653	(101,684)	(93,498)

Net premiums earned	199,768	181,396	537,912	489,163

Losses and loss expenses	45,987	217,081	142,570	324,673
Policy acquisition costs	32,648	26,520	90,346	72,232
General and administrative expenses	17,987	7,972	45,928	27,306
Share compensation expenses	1,766	1,809	4,986	4,632

Total underwriting deductions	98,388	253,382	283,830	428,843

Underwriting income (loss) (b)	101,380	(71,986)	254,082	60,320

Talbot
Gross premiums written	$227,325	$157,307	$690,357	$556,335
Reinsurance premiums ceded	(50,253)	(11,953)	(166,491)	(89,685)

Net premiums written	177,072	145,354	523,866	466,650
Change in unearned premiums	(2,123)	12,576	(40,102)	(15,325)

Net premiums earned	174,949	157,930	483,764	451,325

Losses and loss expenses	88,165	101,383	248,166	255,905
Policy acquisition costs	33,106	34,026	102,378	101,458
General and administrative expenses	23,424	17,851	65,565	58,561
Share compensation expenses	1,371	1,164	5,804	3,266

Total underwriting deductions	146,066	154,424	421,913	419,190

Underwriting income (loss) (b)	28,883	3,506	61,851	32,135

Corporate & Eliminations
Gross premiums written	$(21,001)	$(13,100)	$(58,796)	$(29,484)
Reinsurance premiums ceded	21,001	13,100	58,796	29,484

Net premiums written	—	—	—	—
Change in unearned premiums	—	—	—	—

Net premiums earned	—	—	—	—

Losses and loss expenses	—	—	—	—
Policy acquisition costs	(1,518)	(121)	(2,599)	(145)
General and administrative expenses	4,625	4,297	13,822	15,272
Share compensation expenses	2,725	3,039	8,058	11,920

Total underwriting deductions	5,832	7,215	19,281	27,047

Underwriting income (loss) (b)	(5,832)	(7,215)	(19,281)	(27,047)

Total underwriting income (b)	$124,431	$(75,695)	$296,652	$65,408

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Net income for the nine months ended September 30, 2009 was $731.6 million compared to net income of $16.1 million for the nine months ended September 30, 2008, an increase of $715.6 million. The primary factors driving the increase in net income were:
•	Gain on bargain purchase, net of expenses of $287.1 million on the IPC Acquisition;
•	Increase in underwriting income of $231.2 million due primarily to reduced losses and loss expenses of $189.8 and increased net premiums earned of $81.2 million. For the nine months ended September 30, 2008, the Company incurred $183.4 million and $22.1 million, respectively, as a result of Hurricanes Ike and Gustav;
•	Increase in net unrealized gains on investments of $182.4 million due to improved market conditions for fixed income securities; and
•	Decreased foreign exchange (losses) of $34.8 million was due to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Foreign exchange (losses) for the nine months ended September 30, 2009 were ($1.0) million, as compared to ($35.8) million for the nine months ended September 30, 2008.
•	Reduced finance expenses of $19.1 million due to reduced FAL costs.
     The items above were partially offset by the following factors:
•	Decrease in net investment income of $25.6 million due to increased balances of cash and cash equivalents and lower returns on cash and fixed income investments.
     The change in net income for the nine months ended September 30, 2009 of $715.6 million is described in the following table:

	Nine months ended September 30, 2009
	Increase (decrease) over the nine months ended September 30, 2008 (a)
			Corporate and
			other reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Hurricanes Ike and Gustav — net losses and loss expenses (b)	$172,635	$32,878	$—	$205,513
Hurricanes Ike and Gustav — net reinstatement premiums (b)	(19,268)	(392)	—	(19,660)
Other underwriting income	40,395	(2,770)	7,766	45,391

Underwriting income (c)	193,762	29,716	7,766	231,244
Net investment income	(11,747)	(11,629)	(2,214)	(25,590)
Other income	2,889	(1,226)	(2,454)	(791)
Finance expenses	(578)	18,133	1,509	19,064

	184,326	34,994	4,607	223,927
Taxes	(29)	8,322	—	8,293

	184,297	43,316	4,607	232,220

Gain on bargain purchase, net of expenses	—	—	287,099	287,099
Realized gain on repurchase of debentures	—	—	(8,752)	(8,752)
Net realized (losses) gains on investments	(571)	(11,723)	—	(12,294)
Net unrealized gains (losses) on investments	154,310	28,137	—	182,447
Foreign exchange (losses) gains	15,006	19,769	56	34,831

Net income	$353,042	$79,499	$283,010	$715,551

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

(b)	Hurricanes Ike and Gustav net losses and loss expenses and net reinstatement premiums recognized for the nine months ended September 30, 2008; therefore, figures exclude loss development in subsequent periods.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”
Gross Premiums Written
     Gross premiums written for the nine months ended September 30, 2009 were $1,366.0 million compared to $1,170.7 million for the nine months ended September 30, 2008, an increase of $195.2 million or 16.7%. The increase in gross premiums written was driven primarily by the property and marine lines which increased by $101.2 million and $50.4 million, respectively. Details of gross premiums written by line of business are provided below.

	Gross premiums written
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$679,207	49.7%	$577,976	49.4%	17.5%
Marine	386,303	28.3%	335,856	28.7%	15.0%
Specialty	300,441	22.0%	256,917	21.9%	16.9%

Total	$1,365,951	100.0%	$1,170,749	100.0%	16.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re gross premiums written for the nine months ended September 30, 2009 were $734.4 million compared to $643.9 million for the nine months ended September 30, 2008, an increase of $90.5 million or 14.1%. Details of Validus Re gross premiums written by line of business are provided below.

	Gross premiums written
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$499,143	67.9%	$471,963	73.3%	5.8%
Marine	153,913	21.0%	111,945	17.4%	37.5%
Specialty	81,334	11.1%	59,990	9.3%	35.6%

Total	$734,390	100.0%	$643,898	100.0%	14.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Validus Re gross premiums written increased across the property, marine and specialty lines by $27.2 million, $42.0 million and $21.3 million, respectively. The increase in the property line was due primarily to gross premiums written on various new contracts where favorable changes in risk adjusted pricing met Validus Re’s thresholds and rate increases on existing business. The increase in the marine line was due primarily to additional gross premiums written on proportional contracts where underlying insurance coverage terms have become more favorable. The gross and net amount of reinsurance limits exposed in the Gulf of Mexico have been reduced in 2009 despite the increased gross premiums written, due to more restrictive coverage terms and, in the case of gross limits, the non-renewal of the Company’s collateralized quota share facility. The property and marine lines also benefited from $21.6 million and $5.4 million, respectively, of increased gross premiums written as a result of Talbot quota share, surplus treaty and excess of loss contracts. The quota share, surplus treaty and excess of loss contracts with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the nine months ended September 30, 2009 were $690.4 million compared to $556.3 million for the nine months ended September 30, 2008, an increase of $134.0 million or 24.1%. The $690.4 million of gross premiums written translated at third quarter 2008 rates of exchange would have been $737.9 million during the nine months ended September 30, 2009, an increase of $181.6 million or 32.6%. Details of Talbot gross premiums written by line of business are provided below.

	Gross premiums written
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$218,650	31.7%	$122,984	22.1%	77.8%
Marine	244,688	35.4%	230,777	41.5%	6.0%
Specialty	227,019	32.9%	202,574	36.4%	12.1%

Total	$690,357	100.0%	$556,335	100.0%	24.1%

     The increase in the property lines was due primarily to $74.5 million of gross premiums written on the onshore energy lines and an $18.0 million increase in gross premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting the Latin American and Caribbean markets, and commenced operations during 2008. The increase in the marine lines was due primarily to additional gross premiums written on proportional contracts where underlying insurance coverage terms have become more favorable. The increase in the specialty lines was due primarily to $20.0 million of additional gross premiums written by the new aviation team.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the nine months ended September 30, 2009 were $202.5 million compared to $121.4 million for the nine months ended September 30, 2008, an increase of $81.1 million, or 66.7%. This was due primarily to an increase of $89.4 million on the property lines retrocession as described below.

	Reinsurance premiums ceded
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$137,118	67.7%	$47,719	39.2%	187.3%
Marine	28,097	13.9%	36,616	30.2%	(23.3)%
Specialty	37,274	18.4%	37,103	30.6%	0.5%

Total	$202,489	100.0%	$121,438	100.0%	66.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re reinsurance premiums ceded for the nine months ended September 30, 2009 were $94.8 million compared to $61.2 million for the nine months ended September 30, 2008, an increase of $33.6 million, or 54.8%.

	Reinsurance premiums ceded
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$80,014	84.4%	$37,158	60.7%	115.3%
Marine	13,211	13.9%	23,526	38.4%	(43.8)%
Specialty	1,569	1.7%	553	0.9%	183.7%

Total	$94,794	100.0%	$61,237	100.0%	54.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Reinsurance premiums ceded on the property lines increased by $42.9 million, due primarily to the due to the purchase of an additional $34.0 million of catastrophe retrocessional coverage for IPC’s U.S. property exposures. The decrease in the marine line was due primarily to the nonrenewal of a collateralized quota share retrocession treaty to which Validus Re ceded $18.6 million for the nine months ended September 30, 2008.
Talbot. Talbot reinsurance premiums ceded for the nine months ended September 30, 2009 were $166.5 million compared to $89.7 million for the nine months ended September 30, 2008, an increase of $76.8 million. The increase is primarily due to reinsurance premiums ceded on the onshore energy lines, as discussed above, and increased reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re.

	Reinsurance premiums ceded
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$95,690	57.5%	$27,532	30.7%	247.6%
Marine	27,184	16.3%	19,956	22.3%	36.2%
Specialty	43,617	26.2%	42,197	47.0%	3.4%

Total	$166,491	100.0%	$89,685	100.0%	85.6%

     Property reinsurance premiums ceded on the onshore energy lines were $50.0 million, 16.0% of these premiums were ceded to Validus Re. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the nine months ended September 30, 2009 were $58.8 million compared to $29.5 million for the nine months ended September 30, 2008, an increase of $29.3 million. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re on the property and marine lines increased by $21.6 million and $5.4 million, respectively, as compared to the nine months ended September 30, 2008. The quota share, surplus treaty and excess of loss contracts with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the nine months ended September 30, 2009 were $1,163.5 million compared to $1,049.3 million for the nine months ended September 30, 2008, an increase of $114.2 million, or 10.9%. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2009 and 2008 were 85.2% and 89.6%, respectively. Details of net premiums written by line of business are provided below.

	Net premiums written
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$542,089	46.6%	$530,257	50.6%	2.2%
Marine	358,206	30.8%	299,240	28.5%	19.7%
Specialty	263,167	22.6%	219,814	20.9%	19.7%

Total	$1,163,462	100.0%	$1,049,311	100.0%	10.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

     Premium rates in most lines have increased during the nine months ended September 30, 2009 as compared to the same period in 2008. As a result of the Company’s strategy to grow premiums written only when returns meet or exceed internal requirements, net premiums written have increased compared with the nine months ended September 30, 2008.
Validus Re. Validus Re net premiums written for the nine months ended September 30, 2009 were $639.6 million compared to $582.7 million for the nine months ended September 30, 2008, an increase of $56.9 million or 9.8%. Details of net premiums written by line of business are provided below.

	Net premiums written
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$419,129	65.5%	$434,805	74.6%	(3.6)%
Marine	140,702	22.0%	88,419	15.2%	59.1%
Specialty	79,765	12.5%	59,437	10.2%	34.2%

Total	$639,596	100.0%	$582,661	100.0%	9.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The increase in Validus Re net premiums written was driven by an increase in the marine line of $52.3 million. This increase was a result of increased gross premiums written and decreased reinsurance premium ceded in the marine line, as discussed above. The ratios of net premiums written to gross premiums written were 87.1% and 90.5% for the nine months ended September 30, 2009 and 2008, respectively.
Talbot. Talbot net premiums written for the nine months ended September 30, 2009 were $523.9 million compared to $466.7 million for the nine months ended September 30, 2008, an increase of $57.2 million or 12.3%. Details of net premiums written by line of business are provided below:

	Net premiums written
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$122,960	23.5%	$95,452	20.5%	28.8%
Marine	217,504	41.5%	210,821	45.1%	3.2%
Specialty	183,402	35.0%	160,377	34.4%	14.4%

Total	$523,866	100.0%	$466,650	100.0%	12.3%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2009 and 2008 were 75.9% and 83.9%, respectively. This decrease was due primarily to the 32.9% ratio of net premiums written to gross premiums written on the onshore energy lines for the nine months ended September 30, 2009.
Change in Unearned Premiums
     Change in unearned premiums for the nine months ended September 30, 2009 was ($141.8) million compared to ($108.8) million for the nine months ended September 30, 2008, a change of $33.0 million or 30.3%.

	Change in unearned premiums
	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)	% Change
Change in gross unearned premium	$(236,202)	$(150,532)	56.9%
Change in prepaid reinsurance premium	94,416	41,709	126.4%

Net change in unearned premium	$(141,786)	$(108,823)	30.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re’s change in unearned premiums for the nine months ended September 30, 2009 was ($101.7) million compared to ($93.5) million for the nine months ended September 30, 2008, a change of $8.2 million, or 8.8%.

	Change in unearned premiums
	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)	% Change
Change in gross unearned premium	$(138,856)	$(109,200)	27.2%
Change in prepaid reinsurance premium	37,172	15,702	136.7%

Net change in unearned premium	$(101,684)	$(93,498)	8.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The difference in gross unearned premiums reflects the benefit of earning premiums on the increased gross premiums written of $90.5 million, or 14.1%, from $643.9 million for the nine months ended September 30, 2008 to $734.4 million for the nine months ended September 30, 2009. In respect of prepaid reinsurance premiums, the change is a result primarily of the additional retrocessional coverage for the nine months ended September 30, 2009, as discussed above.
Talbot. The Talbot change in unearned premiums for the nine months ended September 30, 2009 was ($40.1) million compared to ($15.3) million for the nine months ended September 30, 2008, a change of $24.8 million, or 161.7%.

	Change in unearned premiums
	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008	% Change
Change in gross unearned premium	$(97,346)	$(41,332)	135.5%
Change in prepaid reinsurance premium	57,244	26,007	120.1%

Net change in unearned premium	$(40,102)	$(15,325)	161.7%

     The difference in gross unearned premiums arises principally from the increased gross premiums written in the property lines, specifically onshore energy exposures and premiums written by Validus Reaseguros, Inc. on the property treaty lines, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The increase in the change in prepaid reinsurance is reflective of the higher levels of ceded reinsurance, principally in the property line for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.
Net Premiums Earned
     Net premiums earned for the nine months ended September 30, 2009 were $1,021.7 million compared to $940.5 million for the nine months ended September 30, 2008, an increase of $81.2 million or 8.6%. The increase in net premiums earned was driven primarily by increased premiums earned at Validus Re of $48.7 million.

	Net premiums earned
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$471,879	46.2%	$452,655	48.2%	4.2%
Marine	303,367	29.7%	274,110	29.1%	10.7%
Specialty	246,430	24.1%	213,723	22.7%	15.3%

Total	$1,021,676	100.0%	$940,488	100.0%	8.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re net premiums earned for the nine months ended September 30, 2009 were $537.9 million compared to $489.2 million for the nine months ended September 30, 2008, an increase of $48.7 million or 10.0%. The increase in net premiums earned was due primarily to $31.8 million of property net premiums earned resulting from the consolidation of IPCRe.

	Net premiums earned
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$374,199	69.6%	$361,027	73.8%	3.6%
Marine	94,384	17.5%	75,109	15.4%	25.7%
Specialty	69,329	12.9%	53,027	10.8%	30.7%

Total	$537,912	100.0%	$489,163	100.0%	10.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The increase in net premiums earned is due primarily to increased gross premiums written of $90.5 million, or 14.1%, from $643.9 million for the nine months ended September 30, 2008 to $734.4 million for the nine months ended September 30, 2009. Contracts written on a risks-attaching basis are generally earned over twenty four months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a twelve month basis.
Talbot. Talbot net premiums earned for the nine months ended September 30, 2009 were $483.8 million compared to $451.3 million for the nine months ended September 30, 2008, an increase of $32.4 million or 7.2%.

	Net premiums earned
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$97,680	20.2%	$91,628	20.3%	6.6%
Marine	208,983	43.2%	199,001	44.1%	5.0%
Specialty	177,101	36.6%	160,696	35.6%	10.2%

Total	$483,764	100.0%	$451,325	100.0%	7.2%

     The increase in net premiums earned is due primarily to the increased levels of net premiums written across all major business lines over the twelve months ended September 30, 2009, as compared with the twelve months ended September 30, 2008.
Losses and Loss Expenses
     Losses and loss expenses for the nine months ended September 30, 2009 were $390.7 million compared to $580.6 million for the nine months ended September 30, 2008, a decrease of $189.8 million or 32.7%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the nine months ended September 30, 2009 and 2008 were 38.2% and 61.7%, respectively. Details of loss ratios by line of business are provided below.

	Nine months ended	Nine months ended	Percentage
	September 30, 2009	September 30, 2008 (a)	point change
Property	17.6%	68.4%	(50.8)
Marine	62.1%	75.0%	(12.9)
Specialty	48.5%	30.5%	18.0
All lines	38.2%	61.7%	(23.5)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2009:

	Nine months ended September 30, 2009
(Dollars in thousands)	Validus	Talbot	Eliminations	Total
Gross reserves at period beginning	$535,888	$790,199	$(20,784)	$1,305,303
Losses recoverable at period beginning	(84,523)	(145,057)	20,784	(208,796)

Net reserves at period beginning	451,365	645,142	—	1,096,507
Net reserves acquired in IPC acquisition	304,957	—	—	304,957

Incurred losses- current year	166,663	277,403	—	444,066
Change in prior accident years	(24,093)	(29,237)	—	(53,330)

Incurred losses	142,570	248,166	—	390,736

Exchange rate effects	4,967	18,859	—	23,826

Paid losses	(178,232)	(185,152)	—	(363,384)

Net reserves at period end	725,627	727,015	—	1,452,642
Losses recoverable	57,608	143,064	(28,571)	172,101

Gross reserves at period end	$783,235	$870,079	$(28,571)	$1,624,743

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $53.3 million. Favorable loss reserve development benefitted the Company’s loss ratio by 5.2 percentage points for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, the Company incurred $12.3 million and $11.0 million of losses attributable to windstorm Klaus and a commercial flight loss, respectively, which represent 1.2 and 1.1 percentage points of the loss ratio, respectively. For the nine months ended September 30, 2008, the Company incurred $183.4 million, $22.1 million and $11.7 million of losses attributable to Hurricane Ike, Hurricane Gustav and certain U.S. storm and flood loss events, which represent 19.5, 2.4 and 1.2 percentage points of the loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $41.5 million of losses attributable to separately identified losses, which, for the nine months ended September 30, 2008, represented 4.7 percentage points of the loss ratio.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.
     At September 30, 2009 and 2008, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the nine months ended September 30, 2009.

	As at September 30, 2009
			Total gross reserve for
(Dollars in thousands)	Gross case reserves	Gross IBNR	losses and loss expenses
Property	$393,729	$322,935	$716,664
Marine	354,584	249,262	603,846
Specialty	129,543	174,690	304,233

Total	$877,856	$746,887	$1,624,743

	As at September 30, 2009
			Total net reserve for losses
(Dollars in thousands)	Net case reserves	Net IBNR	and loss expenses
Property	$390,524	$304,084	$694,608
Marine	261,032	231,781	492,813
Specialty	115,231	149,990	265,221

Total	$766,787	$685,855	$1,452,642

Validus Re. Validus Re losses and loss expenses for the nine months ended September 30, 2009 were $142.6 million compared to $324.7 million for the nine months ended September 30, 2008, a decrease of $182.1 million or 56.1%. Validus Re net paid losses for the nine months ended September 30, 2009 were $178.2 million compared to $81.5 million for the nine months ended September 30, 2008, an increase of $96.7 million, or 118.7%, primarily as a result of losses paid on Hurricane Ike. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 26.5% and 66.4% for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, Validus Re incurred $11.9 million and $2.7 million of losses attributable to windstorm Klaus and a commercial flight loss, respectively, which represent 2.2 and 0.5 percentage points of the loss ratio, respectively. For the nine months ended September 30, 2008, Validus Re incurred $157.2 million, $15.4 million and $10.2 million of losses attributable to Hurricane Ike, Hurricane Gustav and certain U.S. storm and flood loss events, which represented 32.1, 3.2 and 2.1 percentage points of the loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million of Validus Re losses attributable to separately identified losses, which, for the nine months ended September 30, 2008, represented 6.8 percentage points of the loss ratio.

			Percentage
	2009	2008 (a)	point change
Property — current year	25.4%	67.9%	(42.5)
Property — change in prior accident years	(11.0)%	(3.9)%	(7.1)

Property — loss ratio	14.4%	64.0%	(49.6)

Marine — current year	47.8%	93.1%	(45.3)
Marine — change in prior accident years	23.2%	9.7%	13.5

Marine — loss ratio	71.0%	102.8%	(31.8)

Specialty — current year	38.3%	35.0%	3.3
Specialty — change in prior accident years	(7.1)%	(3.8)%	(3.3)

Specialty — loss ratio	31.2%	31.2%	—

All lines — current year	31.0%	68.2%	(37.2)
All lines — change in prior accident years	(4.5)%	(1.8)%	(2.7)

All lines — loss ratio	26.5%	66.4%	(39.9)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

     For the nine months ended September 30, 2009, the property lines include $94.9 million related to current year losses and $41.0 million of favorable development relating to prior accident years. The favorable development is attributable to the reclassification of losses from onshore energy exposures during the 2007 California wildfires to the marine line and reduced loss estimates for Hurricane Ike, the June 2008 Midwest flood event and October 2007 Peruvian mining loss, as well as lower than expected claim development elsewhere. For the nine months ended September 30, 2009, Validus Re’s property lines incurred $11.9 million of losses attributable to windstorm Klaus, which represented 3.2 percentage points of the loss ratio. For the nine months ended September 30, 2008, Validus Re’s property lines incurred $120.3 million, $13.9 million and $10.2 million of losses attributable to Hurricane Ike, Hurricane Gustav and certain U.S. storm and flood loss events which represented 33.3, 3.9 and 2.8 percentage points of the loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million of Validus Re’s property lines losses attributable to separately identified losses, which, for the nine months ended September 30, 2008, represented 9.2 percentage points of the loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2009 and 2008 were 22.2% and 18.7%, respectively.
     For the nine months ended September 30, 2009, the marine lines include $45.1 million related to current year losses and $21.9 million of adverse development relating to prior accident years due primarily to the reclassification of losses from onshore energy exposures during the 2007 California wildfires from the property line and increased loss estimates for Hurricanes Ike and Gustav. For the nine months ended September 30, 2008, Validus Re marine lines incurred $36.8 million and $1.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 49.0 and 2.0 percentage points of the loss ratio, respectively. Validus Re marine line loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2009 and 2008 were 47.8% and 42.1%, respectively.
     For the nine months ended September 30, 2009, the specialty lines include $26.6 million related to current year losses and $4.9 million of favorable development relating to prior accident years. For the nine months ended September 30, 2008, Validus Re specialty lines incurred $0.1 million of losses attributable to Hurricane Ike, which represented 0.2 percentage points of the loss ratio. Validus Re specialty lines loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2009 and 2008 were 34.4% and 34.8%, respectively.
Talbot. Talbot losses and loss expenses for the nine months ended September 30, 2009 were $248.2 million compared to $255.9 million for the nine months ended September 30, 2008, a decrease of $7.7 million, or 3.0%. The loss ratio was 51.3% and 56.7% for the nine months ended September 30, 2009 and 2008, respectively. Favorable loss development on prior years totaled $29.2 million, primarily on the property lines of business. Favorable loss reserve development benefitted the segment loss ratio by 6.0 percentage points for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, Talbot incurred $8.3 million of losses attributable to a commercial flight loss, which represented 1.7 percentage points of the segment loss ratio. For the nine months ended September 30, 2008, Talbot incurred $26.2 million and $6.7 million of losses attributable to Hurricanes Ike and Gustav, which represented 5.8 and 1.5 percentage points of the segment loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million of losses attributable to separately identified losses, which, for the nine months ended September 30, 2008, represented 2.5 percentage points of the segment loss ratio. Details of loss ratios by line of business and calendar period are provided below.

	Nine months ended September 30,		Percentage
	2009	2008 (a)	point change
Property — current year	49.6%	93.3%	(43.7)
Property — change in prior accident years	(20.0)%	(7.2)%	(12.8)

Property — loss ratio	29.6%	86.1%	(56.5)

Marine — current year	59.9%	68.0%	(8.1)
Marine — change in prior accident years	(1.8)%	(3.5)%	1.7

Marine — loss ratio	58.1%	64.5%	(6.4)

Specialty — current year	58.6%	47.4%	11.2
Specialty — change in prior accident years	(3.4)%	(17.1)%	13.7

Specialty – loss ratio	55.2%	30.3%	24.9

All lines — current year	57.3%	65.8%	(8.5)
All lines — change in prior accident years	(6.0)%	(9.1)%	3.1

All lines — loss ratio	51.3%	56.7%	(5.4)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     For the nine months ended September 30, 2009, the property lines include $48.5 million related to current year losses and $19.5 million of favorable loss development relating to prior accident years. This favorable development is primarily attributable to lower than expected claims development together with $2.3 million of favorable development relating to Hurricane Katrina. For the nine months ended September 30, 2008, the property lines incurred $15.2 million and $3.7 million of losses attributable to Hurricanes Ike and Gustav, which represented 16.5 and 4.0 percentage points of the loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million of losses attributable to separately identified losses, which, for the nine months ended September 30, 2008, represented 12.3 percentage points of Talbot’s property lines loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2009 and 2008 were 49.3% and 58.9%, respectively.
     For the nine months ended September 30, 2009, the marine lines include $125.1 million related to current year losses and $3.7 million of favorable development relating to prior accident years. For the nine months ended September 30, 2008, the marine lines incurred $10.5 million and $2.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 5.3 and 1.3 percentage points of the loss ratio, respectively. Talbot marine line loss ratios, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2009 and 2008 were 59.9% and 61.4%, respectively.
     For the nine months ended September 30, 2009, the specialty lines include $103.8 million relating to current year losses and $6.0 million due to favorable development on prior accident years. For the nine months ended September 30, 2009, Talbot incurred $8.3 million of losses attributable to a commercial flight loss, which represents 4.7 percentage points of the loss ratio. For the nine months ended September 30, 2008, the specialty lines incurred $0.5 million and $0.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 0.3 and 0.3 percentage points of the loss ratio, respectively. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2009 and 2008 were 53.9% and 46.8%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the nine months ended September 30, 2009 were $190.1 million compared to $173.5 million for the nine months ended September 30, 2008, an increase of $16.6 million or 9.6%. Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2009 and 2008 were 18.6% and 18.5%, respectively.

	Policy acquisition costs
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$73,219	38.5%	$71,147	41.0%	2.9%
Marine	64,515	33.9%	55,941	32.2%	15.3%
Specialty	52,391	27.6%	46,457	26.8%	12.8%

Total	$190,125	100.0%	$173,545	100.0%	9.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Validus Re. Validus Re policy acquisition costs for the nine months ended September 30, 2009 were $90.3 million compared to $72.2 million for the nine months ended September 30, 2008, an increase of $18.1 million or 25.1%.

	Policy acquisition costs
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Property	$61,126	67.7%	$54,437	75.4%	12.3%
Marine	20,054	22.2%	10,496	14.5%	91.1%
Specialty	9,166	10.1%	7,299	10.1%	25.6%

Total	$90,346	100.0%	$72,232	100.0%	25.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2009 and 2008 were 16.8% and 14.8%, respectively. The policy acquisition ratio increased largely due to a 7.2 percentage point increase on the marine policy acquisition ratio. The increase in the marine policy acquisition ratio was due to an increased portion of gross premiums written being earned on proportional contracts, which generally experience higher acquisition costs.
Talbot. Talbot policy acquisition costs for the nine months ended September 30, 2009 were $102.4 million compared to $101.5 million for the nine months ended September 30, 2008, an increase of $0.9 million or 0.9%.

	Policy acquisition costs
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008		% Change
Property	$14,692	14.4%	$16,855	16.6%	(12.8)%
Marine	44,461	43.4%	45,445	44.8%	(2.2)%
Specialty	43,225	42.2%	39,158	38.6%	10.4%

Total	$102,378	100.0%	$101,458	100.0%	0.9%

     Policy acquisition costs as a percent of net premiums earned were 21.2% and 22.5%, respectively, for the nine months ended September 30, 2009 and 2008.
General and Administrative Expenses
     General and administrative expenses for the nine months ended September 30, 2009 were $125.3 million compared to $101.1 million for the nine months ended September 30, 2008, an increase of $24.2 million or 23.9%. The increase was primarily a result of increased Validus Re expenses partially offset by decreases in the Corporate segment.

	General and administrative expenses
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Validus Re	$45,928	36.7%	$27,306	27.0%	68.2%
Talbot	65,565	52.3%	58,561	57.9%	12.0%
Corporate & Eliminations	13,822	11.0%	15,272	15.1%	(9.5)%

Total	$125,315	100.0%	$101,139	100.0%	23.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     General and administrative expense ratios for the nine months ended September 30, 2009 and 2008 were 14.1% and 12.9%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008 (a)
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and Administrative	$125,315	12.3%	$101,139	10.8%
Share Compensation	18,848	1.8%	19,818	2.1%

Total	$144,163	14.1%	$120,957	12.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     General and administrative expenses of $125.3 million in the nine months ended September 30, 2009 represents 12.3 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the nine months ended September 30, 2009 were $45.9 million compared to $27.3 million for the nine months ended September 30, 2008, an increase of $18.6 million or 68.2%. General and administrative expenses have increased primarily as a result of the increase in staff to 121 at September 30, 2009 from 86 at September 30, 2008. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2009 and 2008 were 8.5% and 5.6%, respectively.
Talbot. Talbot general and administrative expenses for the nine months ended September 30, 2009 were $65.6 million compared to $58.6 million for the nine months ended September 30, 2008, an increase of $7.0 million or 12.0%. General and administrative expenses have increased primarily as a result of the increase in staff to 213 at September 30, 2009 from 175 at September 30, 2008 and expenses related to the new onshore energy and aviation underwriting teams. Talbot’s general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2009 and 2008 were 13.6% and 13.0%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the nine months ended September 30, 2009 were $13.8 million compared to $15.3 million for the nine months ended September 30, 2008, a decrease of $1.5 million or 9.5%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.
Share Compensation Expense
     Share compensation expense for the nine months ended September 30, 2009 was $18.8 million compared to $19.8 million for the nine months ended September 30, 2008, a decrease of $1.0 million or 4.9%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Share compensation expenses
	Nine months ended		Nine months ended
(Dollars in thousands)	September 30, 2009		September 30, 2008 (a)		% Change
Validus Re	$4,986	26.4%	$4,632	23.4%	7.6%
Talbot	5,804	30.8%	3,266	16.5%	77.7%
Corporate & Eliminations	8,058	42.8%	11,920	60.1%	(32.4)%

Total	$18,848	100.0%	$19,818	100.0%	(4.9)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     Share compensation expense of $18.8 million in the nine months ended September 30, 2009 represents 1.8 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expense for the nine months ended September 30, 2009 was $5.0 million compared to $4.6 million for the nine months ended September 30, 2008, an increase of $0.4 million or 7.6%. The increase was due to the impact of grants made during 2008. Share compensation expense as a percent of net premiums earned for the nine months ended September 30, 2009 and 2008 were 0.9% and 0.9%, respectively.
Talbot. Talbot share compensation expense for the nine months ended September 30, 2009 was $5.8 million compared to $3.3 million for the nine months ended September 30, 2008. The increase was due to additional grants for the nine months ended September 30, 2009 as a result of increased staff. Share compensation expense as a percent of net premiums earned for the nine months ended September 30, 2009 and 2008 were 1.2% and 0.7%, respectively.
Corporate & Eliminations. Corporate share compensation expense for the nine months ended September 30, 2009 was $8.1 million compared to $11.9 million for the nine months ended September 30, 2008, a decrease of $3.9 million or 32.4%. This decrease was due primarily to several share award issuances with vesting periods greater than one year that vested during the year ended December 31, 2008 and therefore had no further amortization expense during the nine months ended September 30, 2009.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2009 and 2008.

	Nine months ended	Nine months ended	Percentage
	September 30, 2009	September 30, 2008 (a)	point change
Losses and loss expenses ratio	38.2%	61.7%	(23.5)
Policy acquisition cost ratio	18.6%	18.5%	0.1
General and administrative expense ratio (1)	14.1%	12.9%	1.2

Expense ratio	32.7%	31.4%	1.3

Combined ratio	70.9%	93.1%	(22.2)

(1)	Includes general and administrative expense and share compensation expense

	Nine months ended	Nine months ended	Percentage
Validus Re	September 30, 2009	September 30, 2008 (a)	point change
Losses and loss expenses ratio	26.5%	66.4%	(39.9)
Policy acquisition cost ratio	16.8%	14.8%	2.0
General and administrative expense ratio	9.5%	6.5%	3.0

Expense ratio	26.3%	21.3%	5.0

Combined ratio	52.8%	87.7%	(34.9)

	Nine months ended	Nine months ended	Percentage
Talbot	September 30, 2009	September 30, 2008	point change
Losses and loss expenses ratio	51.3%	56.7%	(5.4)
Policy acquisition cost ratio	21.2%	22.5%	(1.3)
General and administrative expense ratio	14.8%	13.7%	1.1

Expense ratio	36.0%	36.2%	(0.2)

Combined ratio	87.3%	92.9%	(5.6)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
Underwriting Income
     Underwriting income for the nine months ended September 30, 2009 was $296.7 million compared to $65.4 million for the nine months ended September 30, 2008, an increase of $231.2 million or 353.5%.

	Nine months ended September 30,
		% of Sub		% of Sub
(Dollars in thousands)	2009	total	2008 (a)	total	% Change
Validus Re	$254,082	80.4%	$60,320	65.2%	321.2%
Talbot	61,851	19.6%	32,135	34.8%	92.5%

Sub total	315,933	100.0%	92,455	100.0%	241.7%

Corporate & Eliminations	(19,281)		(27,047)		28.7%

Total	$296,652		$65,408		353.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Operations and Comprehensive Income line items, as described below.

	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)
Underwriting income (loss)	$296,652	$65,408
Net investment income	83,267	108,857
Other income	2,875	3,666
Finance expenses	(29,732)	(48,796)
Foreign exchange (losses) gains	(1,012)	(35,843)
Gain on bargain purchase, net of expenses	287,099	—
Realized gain on repurchase of debentures	—	8,752
Net realized gains (losses) on investments	(20,642)	(8,348)
Net unrealized gains (losses) on investments	109,839	(72,608)

Net income before taxes	$728,346	$21,088

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

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
Net Investment Income
     Net investment income for the nine months ended September 30, 2009 was $83.3 million compared to $108.9 million for the nine months ended September 30, 2008, a decrease of $25.6 million or 23.5%. Net investment income decreased as a result of reduced market yields and higher quarterly average cash balances. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the nine months ended September 30, 2009 and 2008 are as presented below.

	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008 (a)	% Change
Fixed maturities and short-term investments	$82,341	$98,654	(16.5)%
Securities lending income	2,623	11,524	(77.2)%
Cash and cash equivalents	683	1,150	(40.6)%

Total investment income	85,647	111,328	(23.1)%
Investment expenses	(2,380)	(2,471)	3.7%

Net investment income	$83,267	$108,857	(23.5)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

     Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the nine months ended September 30, 2009 and 2008 were $1.6 million and $1.2 million, respectively. Investment management fees earned by GSAM for the nine months ended September 30, 2009 and 2008 were $1.1 million and $1.0 million, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.78% and 4.52% for the nine months ended September 30, 2009 and 2008, respectively, and the average duration at September 30, 2009 was 2.2 years (December 31, 2008 – 1.8 years).
Finance Expenses
     Finance expenses for the nine months ended September 30, 2009 were $29.7 million compared to $48.8 million for the nine months ended September 30, 2008, a decrease of $19.1 million or 39.1%. The decrease was primarily a result of an $18.2 million decrease on Talbot third party FAL facility.
     Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Nine months ended September 30,
(Dollars in thousands)	2009	2008 (a)	% Change
9.069% Junior Subordinated Deferrable Debentures	$10,765	$10,765	0.0%
8.480% Junior Subordinated Deferrable Debentures	10,044	11,517	(12.8)%
Credit facilities	1,235	692	78.5%
Talbot FAL facilities	167	169	(1.2)%
Talbot other interest	—	(81)	NM
Talbot third party FAL facility	7,521	25,734	(70.8)%

Finance expenses	$29,732	$48,796	(39.1)%

NM: Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
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

     The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Nine months ended September 30,
					FAL Finance Charges as % of Total
Underwriting Year of Account	FAL Finance Charges		Total Syndicate Profit		Syndicate Profit
(Dollars in thousands)	2009	2008	2009	2008	2009	2008 (1)
2006 (1)	$—	$14,288	$—	$40,080	NM	35.6%
2007	7,521	11,447	21,611	35,614	34.8%	32.1%
2008	—	—	38,797	(39,219)	NM	NM
2009	—	—	13,052	—	NM	NM

Total	$7,521	$25,735	$73,460	$36,475	10.2%	70.6%

Percentage excluding years in deficit					10.2%	34.0%

(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM: Not Meaningful
     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the nine months ended September 30, 2009 were $7.5 million compared to $25.7 million for the nine months ended September 30, 2008, a decrease of $18.2 million. This decrease was due to the absence of FAL finance charges related to the 2006 year of account, which has now closed.
     Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Total syndicate profit	$73,460	$36,475
FAL Finance expenses	(7,521)	(25,735)
Managing agent’s fee (1)	6,930	7,130
Managing agent’s profit commission (2)	8,320	13,394
Investment income (3)	13,001	7,900
Other segment operating income (expenses), net	1,513	(17,189)
Share compensation (expenses)	(5,804)	(3,253)
Intangible amortization (expenses)	(3,121)	(3,121)
Tax benefit (expense)	3,408	(4,914)

Talbot segment net income	$90,186	$10,687

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.
Gain on Bargain Purchase, Net of Expenses
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The purchase price paid by the Company was $1,746.2 million for net assets acquired of $2,076.9 million. The Company expensed as incurred $43.6 of transaction expenses and $21.7 million for amortization of intangibles related to the acquisition for the nine months ended September 30, 2009, resulting in a gain on bargain purchase of $287.1 million for the nine months ended September 30, 2009. Transaction expenses are comprised of primarily legal, corporate advisory, IPC employee termination benefits and audit related services.
Net Realized Gains (Losses) on Investments
     Net realized (losses) on investments for the nine months ended September 30, 2009 were ($20.6) million compared to (losses) of ($8.3) million for the nine months ended September 30, 2008. Net realized losses resulted primarily from the sale of $98.6 million of CMBS with relatively long weighted average lives, resulting in realized losses of $19.5 million, which resulted in a corresponding offset in net unrealized gains (losses). The decision to reduce the Company’s exposure to CMBS was made in light of deteriorating fundamentals in the sector.
     On August 28, 2009, the Company sold short equity index futures contracts with a goal of hedging IPC’s mutual fund equity portfolio exposure. The contracts were closed when the equity positions were fully redeemed on September 9, 2009. The Company experienced a $3.3 million realized investment loss as a result of the futures contracts.
Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the nine months ended September 30, 2009 were $109.8 million compared to losses of ($72.6) million for the nine months ended September 30, 2008. The net unrealized gains in the nine months ended September 30, 2009 resulted from improved market conditions for fixed income securities.
     The net unrealized gains on investments for the nine months ended September 30, 2009 included a $2.0 million unrealized gain on the fund of hedge funds purchased in the IPC Acquisition. The fund of hedge funds was included in other investments on the balance sheet as at September 30, 2009.
     Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these statements, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $0.9 million increase in net unrealized loss on investments for the nine months ended September 30, 2009. Further details are provided in the Investments section below.
Other Income
     Other income for the nine months ended September 30, 2009 was $2.9 million compared to $3.7 million for the nine months ended September 30, 2008, a decrease of $0.8 million or 21.6%.
Foreign Exchange Gains (Losses)
     Foreign exchange (losses) for the nine months ended September 30, 2009 were ($1.0) million compared to (losses) of ($35.8) million for the nine months ended September 30, 2008, a decrease of $34.8 million. The decrease in foreign exchange (losses) was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2009, Validus Re and Talbot recognized foreign exchange (losses) of ($0.6) million and ($0.4) million, respectively. For the nine months ended September 30, 2009, the Talbot segment foreign exchange (losses) were ($0.4) million compared to ($20.2) million for the nine months ended September 30, 2008, a decrease of $19.8 million. The decrease in Talbot segment foreign exchange (losses) was due primarily to a $15.5 million change in the recurring revaluation of net unearned premiums and deferred acquisition costs and a $16.6 million gain on revaluation of foreign exchange to reporting currency, offset by an ($8.0) million (loss) related to a prior year tax adjustment. The British pound sterling to U.S. Dollar exchange rates were 1.44 and 1.59 at December 31, 2008 and September 30, 2009, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

     At September 30, 2009, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $89.3 million and $19.3 million, respectively. These balances consisted of British pounds sterling and Canadian dollars of $63.3 million and $6.7 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the nine months ended September 30, 2009, this translation process resulted in foreign exchange gains that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned together with gains arising from the reversal of losses incurred in previous periods. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Tax Benefit (Expense)
     Tax benefit for the nine months ended September 30, 2009 was $3.3 million compared to an (expense) of ($5.0) million for the nine months ended September 30, 2008, a change of $8.3 million. The tax benefit was due primarily to an $8.9 million adjustment to the U.K. tax basis of net unearned premiums and deferred acquisition costs and $2.5 million of U.K. tax credits on performance bonus and share compensation offset by ($8.2) million of U.K. tax expenses on profit commissions and managing agency fees, within the Talbot segment.
Other Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income (loss), underwriting income, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the three and nine months ended September 30, 2009 and 2008 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at September 30, 2009 and December 31, 2008.

	As at September 30, 2009
				Book value per
	Equity amount	Shares	Exercise price	share
Book value per common share
Total shareholders’ equity	$3,966,192	131,107,196		$30.25

Diluted book value per common share
Total shareholders’ equity	3,966,192	131,107,196
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	68,368	3,430,816	$19.93
Unvested restricted shares	—	3,383,298

Diluted book value per common share	$4,174,136	145,873,448		$28.61

	As at December 31, 2008
				Book value per
	Equity amount	Shares	Exercise price	share
Book value per common share
Total shareholders’ equity	$1,938,734	75,624,697		$25.64

Diluted book value per common share
Total shareholders’ equity	1,938,734	75,624,697
Assumed exercise of outstanding warrants	152,316	8,680,149	$17.55
Assumed exercise of outstanding stock options	51,043	2,799,938	$18.23
Unvested restricted shares	—	2,986,619

Diluted book value per common share	$2,142,093	90,091,403		$23.78

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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2009 and 2008 is described in the following table.

	Nine months ended September 30,
(Dollars in thousands)	2009	2008 (a)	% Change
Net cash provided by operating activities	$348,384	$397,377	(12.3)%
Net cash used in investing activities	(361,838)	(391,857)	7.7%
Net cash provided by (used in) financing activities	(57,361)	(90,513)	36.6%
Effect of foreign currency rate changes on cash and cash equivalents	14,755	(24,338)	(160.6)%

Net (decrease) increase in cash	$(56,060)	$(109,331)	(48.7)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.
     During the nine months ended September 30, 2009, net cash provided by operating activities was driven primarily by net income of $731.6 million, offset by non-cash bargain purchase gain of $330.7 million and net unrealized gains on investments of $109.9 million. Cash provided by operating activities, as compared to the nine months ended September 30, 2008, was affected by the relative movement in change in reserves for losses and loss expenses for the nine months ended September 30, 2009, due primarily to the settlement 2008 loss reserves. Net cash used in investing activities was driven primarily by the proceeds on sales of investments to finance the IPC acquisition and the investment of operating surpluses. Net cash provided by (used in) financing activities was driven primarily by aggregate quarterly dividend payments of $50.9 million. Net cash provided by (used in) financing activities, as compared to the nine months ended September 30, 2008, was affected by the absence of a debenture repurchase during the nine months ended September 30, 2009.

     During the nine months ended September 30, 2008, net cash provided by operating activities was driven primarily by a $370.0 million increase in reserve for losses and loss expense primarily due to Hurricanes Ike and Gustav, a $134.8 million increase in premiums receivable, and a $147.5 million increase in unearned premiums. Net cash used in investing activities was driven primarily by the investment of operating surpluses. Net cash provided by (used in) financing activities was driven primarily by a $36.9 million debenture repurchase and aggregate quarterly dividend payments of $50.6 million.
     As at September 30, 2009, the Company’s portfolio was composed of fixed income investments including; cash, short-term investments, agency securities and sovereign securities amounting to $3,192.2 million or 55.9% of total cash and investments. Details of the Company’s debt and financing arrangements at September 30, 2009 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	—
$500,000 secured letter of credit facility	March 12, 2012	269,231
$250,000 IPC Syndicated facility	April 13, 2011	38,602
$350,000 IPC Bi-Lateral facility	April 14, 2010	91,071
Talbot FAL facility	December 31, 2009	100,000
Talbot third party FAL facility	December 31, 2009	121,515

Total		$924,719

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
     On September 4, 2009, pursuant to an Agreement and Plan of Amalgamation among IPC Holdings, Ltd., the Company and Validus Ltd. (a wholly owned subsidiary of the Company), the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Each outstanding IPC common share (including any shares held by IPC shareholders that do not vote in favor of the amalgamation, but excluding shares owned by the Company), have be cancelled and converted into the right to receive 0.9727 common shares of Validus, $7.50 in cash (less any applicable withholding tax and without interest) and cash in lieu of fractional shares upon closing of the acquisition. The IPC Acquisition resulted in the payment of $420.8 million in cash to IPC shareholders.

Capital Resources
     Shareholders’ equity at September 30, 2009 was $3,966.2 million.
     On November 4, 2009, the Company announced a quarterly cash dividend of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, payable on December 31, 2009 to holders of record on December 15, 2009. During 2009, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, on March 31, June 30 and September 30 to holders of record on March 16, June 15 and August 20, 2009, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.
     The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures. Share repurchases may be made pursuant to a share repurchase program authorized by the Board of Directors on November 4, 2009 authorizing the Company to repurchase up to $400.0 million of its common shares. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time.
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
     The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis:

Capital at
(Dollars in thousands)	September 30, 2009
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$1,791,208
IPCRe, Ltd	1,886,217

Total Validus Reinsurance, Ltd. (consolidated)	3,677,425
Talbot Holdings, Ltd	593,067

Total consolidated capitalization	4,270,492
Debentures payable	(304,300)

Total shareholders’ equity	$3,966,192

     Please refer to the discussion of capital resources in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no other material changes to this discussion.
Recent accounting pronouncements
     Please refer to Note 2 to the consolidated financial statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at September 30, 2009:

(Dollars in thousands)	Commitments	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	269,231
$250,000 IPC Syndicated facility	250,000	38,602
$350,000 IPC Bi-Lateral facility	350,000	91,071
Talbot FAL facility	100,000	100,000
Talbot third party FAL facility	121,515	121,515

Total	$1,871,515	$924,719

(1)	The third party FAL facility comprises $144.0 million which supports the 2007 and prior underwriting years. These funds have now been withdrawn from Lloyd’s and placed in escrow but remain available to pay losses.

     On July 24, 2009, the Company announced that it has entered into the Second Amendment to each of its $500.0 million five-year secured letter of credit facility, $200.0 million three-year unsecured facility and the First Amendment to its $100.0 million Talbot FAL facility to amend a specific investment restriction clause to permit the completion of the IPC amalgamation agreement. The amendment also modifies and updates certain pricing and covenant terms.
     IPCRe obtains letters of credit through a $250 million Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350 million Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). In July, 2009, certain terms of these credit facilities were amended including suspending IPCRe’s ability to increase existing letters of credit or to issue new letters of credit. With respect of the IPC Syndicated Facility, IPCRe provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective September 30, 2009 and December 31, 2008, there were outstanding letters of credit of $129.7 million and $166.3 million, respectively, of which $38.6 million and $65.9 million were issued from the IPC Syndicated Facility with $91.1 million and $100.4 million issued from the IPC Bi-Lateral Facility.
     Please refer to Note 7 to the consolidated financial statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.
Ratings
A.M. Best. On July 9, 2009, following the announcement that the Company entered into the Amalgamation Agreement with IPC Holdings, Ltd. (“IPC”), A.M. Best placed the Company’s “bbb-” issuer credit and indicative senior debt ratings as well as the “bb+” subordinated debt and “bb” preferred stock ratings under review with negative implications. In addition, the A- financial strength and “a-” issuer credit ratings of subsidiary unit Validus Reinsurance, Ltd. were placed under review with negative implications. A.M. Best explained the rationale for the under review status which “reflects uncertainties associated with the transaction including the execution risk in completing the deal as well as integrating both companies.” A.M. Best also noted remaining concern with “the heightened risk profile of the combined entity due to the significant property catastrophe business written by Validus Holdings and IPC” and the timing of the transaction during the Atlantic wind storm season.
     On September 9, 2009, following the IPC Acquisition, A.M. Best removed the under review with negative implications modifier to the ratings of Validus Holdings, Ltd., Validus Reinsurance, Ltd., IPCRe, and IPCRe Europe Limited. The outlook assigned to all ratings was returned to stable.
     At the same time, A.M. Best affirmed Validus Holdings, Ltd.’s issuer credit rating of “bbb-“ and the Company’s indicative ratings for securities available under the shelf registration at “bbb-“ on senior debt, “bb+” on subordinated debt and “bb” on preferred stock. A.M. Best also affirmed the financial strength ratings at A- and issuer credit ratings at “a-“ for Validus Reinsurance Ltd., IPCRe and IPCRe Europe Ltd. A.M. Best also withdrew the issuer credit rating of “bbb-“ and the indicative ratings of “bb+” on preferred stock, “bbb” on senior unsecured debt and “bbb-“ on subordinated debt for securities available under the former shelf registration of IPC Holdings Ltd., as they have been merged out of existence.
     A.M. Best noted that the ratings contemplate the potential benefits that will be realized from Validus Holdings’ acquisition of IPC Holdings due to the larger capital base and market profile. A.M. Best said these strengths are partially offset by Validus Holdings’ susceptibility to low-frequency, high-severity events as a property catastrophe-focused reinsurer and the increased uncertainty in the short term due to the business previously underwritten by IPCRe.

Standard & Poor’s. On July 10, 2009, Standard & Poor’s (“S&P”) revised its outlook on the Company to positive from stable and affirmed the counterparty credit rating of BBB-. According to S&P, the Company’s ratings are based on the group’s good and expanding competitive position; strong capitalization; strong risk controls around exposure management, underwriting and modeling; and very strong operating performance since its inception, partially offset by the potential integration risk related to the expected IPC transaction.
     On September 8, 2009, S&P downgraded the counterparty credit rating of IPC Holdings Ltd. (“IPC”) to BBB- from BBB, noting that the rating was lowered to align it with the ratings on Validus Holdings, Ltd. Subsequently, S&P withdrew its ratings on IPC and subsidiaries at the company’s request.
     Also on September 8, 2009, S&P published a full credit analysis on Validus which confirmed the BBB- counterparty credit rating with a positive outlook.
Moody’s Investors Service. On July 13, 2009, Moody’s Investors Service “Moody’s” said that it will continue the negative rating outlook on the Company and subsidiary unit Validus Reinsurance Ltd. following the Amalgamation Agreement with IPC. Moody’s noted that “The ratings were assigned a negative outlook on April 2, 2009 when Validus initially made an unsolicited stock for stock offer to acquire IPC.”
     On September 9, 2009, Moody’s affirmed the Company’s ratings and changed the ratings outlook to stable from negative. The Baa2 long-term issuer rating was affirmed for Validus Holdings, Ltd. and the A3 insurance financial strength rating was affirmed for Validus Reinsurance, Ltd.
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
     Substantially all of the fixed maturity investments held at September 30, 2009 were publicly traded. At September 30, 2009, the average duration of the Company’s fixed maturity portfolio was 2.2 years (December 31, 2008: 1.8 years) and the average rating of the portfolio was AA+ (December 31, 2008: AAA). At September 30, 2009, the total fixed maturity portfolio was $4,590.1 million (December 31, 2008: $2,454.5 million), of which $2,831.9 million (December 31, 2008: $1,941.3 million) were rated AAA. At September 30, 2009, fair value measurements of certain non-Agency RMBS securities, representing 1.3% of the Company’s total assets, have primarily unobservable inputs (December 31, 2008: 2.6%).
     On September 4, 2009, as part of the acquisition of IPCRe the Company assumed IPCRe’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. Given the fund of hedge funds’ relative illiquidity, the Company anticipates receiving the majority of proceeds periodically over the three months to end December 31, 2009. As at September 30, 2009, the fund of hedge funds included a side pocket of $28.1 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unavailable.
     On August 28, 2009, the Company sold short equity index futures contracts with a goal of hedging until closing of the IPC Acquisition and liquidation of IPCRe’s mutual fund equity portfolio exposure. The contracts were closed when the equity positions were fully redeemed on September 9, 2009. The Company experienced a $3.3 million realized investment loss as a result of the futures contracts.
     The Company’s investment guidelines require that investments be rated A- or higher at the time of purchase. During the quarterly period ended September 30, 2009, Moody’s downgraded a substantial number of non-agency mortgage backed securities issues, including several securities held by the Company. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $95.4 million of non-agency mortgage backed securities rated less than investment grade. The Company expects that Standard & Poor’s may take similar actions in respect of their ratings of non-agency mortgage backed securities. The other components of less than investment grade securities held by the Company at September 30, 2009 were $21.4 million of catastrophe bonds and $12.1 million of corporate bonds.
     Cash and cash equivalents and investments in Talbot of $1,188.3 million at September 30, 2009 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2008: $1,032.3 million). Total cash and cash equivalents and investments in Talbot were $1,330.5 million at September 30, 2009 (December 31, 2008: $1,142.0 million).
     As of September 30, 2009, the Company had approximately $3.7 million of asset-backed securities with sub-prime collateral (December 31, 2008: $6.4 million) and $90.5 million of Alt-A RMBS (December 31, 2008: $103.8 million).
     As described more fully under the “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company identified certain non-Agency RMBS securities trading in inactive markets. During the three months ended September 30, 2009, the change in fair value for the identified RMBS securities resulted in a $0.6 million decrease in net unrealized loss on investments. This decrease in net unrealized losses on investments resulted in a $0.6 million increase in shareholders’ equity as at September 30, 2009.
Cash Flows
     During the three months ended September 30, 2009 and 2008, the Company generated net cash from operating activities of $90.0 million and $150.0 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company generated net cash from operating activities of $299.8 million and $397.4 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
     Pursuant to an Amalgamation Agreement dated July 9, 2009 among IPC, Validus Holdings, Ltd. and Validus, Ltd. (the “Amalgamation Agreement”), on September 4, 2009, the Company acquired all of IPC’s outstanding common shares in exchange for a combination of the Company’s common shares and cash (the “IPC Acquisition”). Each outstanding IPC common share (including any shares held by IPC shareholders that did not vote in favor of the amalgamation, but excluding shares owned by the Company), have been cancelled and converted into the right to receive 0.9727 of the Company’s common shares, $7.50 in cash (less any applicable withholding tax and without interest) and cash in lieu of fractional shares. The IPC Acquisition resulted in the issuance by the Company of 54,556,762 common shares valued at $24.10 per share and the payment of $420.8 million in cash to IPC shareholders. IPC’s operations are focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to gain a strategic advantage in the current reinsurance market and increase the Company’s capital base. Sources of funds consist primarily of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. In addition, cash will also be received from financing activities. Cash is used to pay primarily losses and loss expenses, brokerage commissions, excise taxes, general and administrative expenses, purchase new investments, payment of premiums retroceded and payment of dividends. The Company has had sufficient resources to meet its liquidity requirements.
     As of September 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $393.8 million and $449.9 million, respectively.
     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at September 30, 2009, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s and IPC’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s limited operating history;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we expect to operate;

•	the integration of IPC or other businesses we may acquire or new business ventures, including overseas offices, we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s or IPC’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers;

•	failure to realize the anticipated benefits of the IPC Acquisition, including as a result of failure or delay in integrating the businesses of the Company and IPC; and

•	the other factors set forth herein under Part II Item 1A “Risk Factors” and under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the risk and other factors set forth in the Company’s other filings with the SEC as well as management’s response to any of the aforementioned factors.
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
     As at September 30, 2009, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.6%, or approximately $138.4 million. As at September 30, 2009, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.7% or approximately $92.0 million.
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
     As at September 30, 2009, the Company held $914.4 million (December 31, 2008: $994.1 million), or 19.9% (December 31, 2008: 40.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of September 30, 2009, $407.7 million, or 5.7% of our total assets and $389.8 million, or 1.2% of our total liabilities was held in foreign currencies. As of September 30, 2009, $89.8 million, or 2.8% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of September 30, 2008, $440.9 million, or 9.8% of our total assets and $356.0 million, or 13.7% of our total liabilities was held in foreign currencies. As of September 30, 2008, $81.7 million, or 3.2% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded below A-/A3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the

Company. At September 30, 2009, 3.9% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 1.8% of total investments, other than with respect to government securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. 100.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) at September 30, 2009 were from reinsurers rated A-, (December 31, 2008 rated A- or better) or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 14.2% (December 31, 2008: 20.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At September 30, 2009, the Company had $2,052.8 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at September 30, 2009 are provided below.
     On September 4, 2009, as part of the acquisition of IPCRe the Company assumed IPCRe’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. Given the fund of hedge funds’ relative illiquidity, the Company anticipates receiving the majority of proceeds periodically over the three months to end December 31, 2009. As at September 30, 2009, the fund of hedge funds included a side pocket of $28.1 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unavailable.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	154,300
$200,000 unsecured letter of credit facility	March 12, 2010	—
$500,000 secured letter of credit facility	March 12, 2012	269,231
$250,000 IPC Syndicated Facility	April 13, 2011	38,602
$350,000 IPC Bi-Lateral Facility	April 14, 2010	91,071
Talbot FAL facility	December 31, 2009	100,000
Talbot third party FAL facility	December 31, 2009	121,515

Total		$924,719

     Effects of Inflation: We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as (a) inflation may affect interest rates, and (b) losses and loss expenses may be affected by inflation.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. The Company acquired all of the outstanding shares of IPC on September 4, 2009. IPC’s assets represented approximately 33.0% of the Company’s total assets as at September 30, 2009. Consistent with the SEC’s general guidance, IPC has been omitted from the Company’s assessment scope for the effectiveness of internal control over financial reporting in the year of acquisition.
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
ITEM 1A. RISK FACTORS
     Please refer to the discussion of Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no stock repurchases for the three months ended September 30, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Special Meeting of Shareholders
(a) The special meeting of shareholders (the “Special Meeting”) of the Company was held on September 4, 2009.
(b) Proxies for the Special Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the proposals as listed in the Company’s proxy statement, dated August 6, 2009 (the “Special Meeting Proxy Statement”).
(c) The shareholders of the Company (1) approved the issuance of common shares, $0.175 par value per share, in connection with the acquisition of all of the outstanding common shares of IPC and (2) approved the adjournment of the meeting. Set forth below are the voting results for these proposals:

Approval of the Issuance of Common Shares in Connection with the IPC Acquisition

	For	Against	Abstain

Total:	51,066,389	597,956	13,034
Approved the Adjournment of the Meeting

	For	Against	Abstain

Total:	50,597,673	1,068,514	11,192
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit	Description

Exhibit 10.1	Amendment No. 1, dated as of July 23, 2009, to the $100 million Standby Letter of Credit Facility dated as of 28 November 2007, among Talbot Holdings Ltd., Validus Holdings, Ltd., the Lenders party thereto and Lloyds TSB Bank plc, as Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009).

Exhibit 10.2	Second Amendment, dated as of July 24, 2009, to each of the Three-Year Unsecured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, and the Five-Year Secured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date: November 6, 2009	/s/ Edward J. Noonan

Edward J. Noonan
Chief Executive Officer

Date: November 6, 2009	/s/ Joseph E. (Jeff) Consolino

Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President