Form 10-K
period 2009-12-31
VALIDUS HOLDINGS LTD
filed 2010-03-01
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 001-33606

VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0501001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Richmond Road, Pembroke, Bermuda HM 08
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $844.3 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2009. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 26, 2010, there were 125,970,164 outstanding Common Shares, $0.175 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009.

Validus Holdings, Ltd.

2009 Form 10-K Annual Report

EX-21: SUBSIDIARIES
EX-23: CONSENT OF PRICEWATERHOUSECOOPERS
EX-31: CERTIFICATIONS
EX-32: CERTIFICATIONS

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

Since our formation in 2005, we have been able to achieve substantial success in the development of our business. Selected examples of our accomplishments are as follows:

•	Assembling an executive management team with an average of 23 years of industry experience and senior expertise spanning multiple aspects of the global insurance and reinsurance business;

•	Building a risk analytics staff comprised of over 26 experts, many of whom have PhDs and Masters degrees in related fields;

•	Developing Validus Capital Allocation and Pricing System (“VCAPS”), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks;

•	Raising approximately $1.0 billion of initial equity capital in December 2005 and underwriting $217.4 million in gross premiums written for the January 2006 renewal season;

•	Augmenting our equity through the placement of $150.0 million of Junior Subordinated Deferrable Debentures in June 2006;

•	Underwriting $362.0 million in gross premiums written for the January 2007 renewal season in the Validus Re segment, representing an increase of $144.6 million or 66.5% over the comparable period for 2006;

•	Issuing an additional $200.0 million in aggregate principal amount of junior subordinated deferrable debentures due 2037 in June 2007;

•	Acquiring all of the outstanding shares of Talbot Holdings Ltd. on July 2, 2007;

•	Completing an initial public offering (“IPO”) on July 30, 2007;

•	Recording net income of $402.9 million and increasing our shareholders’ equity to $1.93 billion for the year ended December 31, 2007;

•	Underwriting $291.0 million in gross premiums written for the January 2008 renewal season in the Validus Re segment;

•	Opening offices in Miami, Singapore City and New York City in 2008, and in Hamburg, Dubai and Santiago in 2009;

•	Increasing our shareholders’ equity to $1.94 billion in 2008 despite losses attributable to Hurricane Ike and turbulent credit market conditions;

•	Underwriting $366.7 million in gross premiums written for the January 2009 renewal season in the Validus Re segment, representing an increase of $75.7 million or 26.0% over the January 2008 renewal season;

•	Acquiring all of the outstanding shares of IPC Holdings Ltd. (“IPC”) on September 4, 2009;

•	Increasing our shareholders’ equity to $4.03 billion in 2009 due primarily to the IPC acquisition and a relatively benign Atlantic basin hurricane season;

•	Underwriting $574.3 million in gross premiums written for the January 2010 renewal season in the Validus Re segment, representing an increase of $207.6 million or 56.6% over the January 2009 renewal season; and

•	Placing $250.0 million of 8.875% senior notes due January 26, 2040 (the “30 Year Notes”) in a registered public offering in January 2010.

Our Operating Subsidiaries

The following chart shows how our Company and its principal operating subsidiaries are organized.

For a complete list of the Company’s subsidiaries, see Exhibit 21.

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

On September 4, 2009, the Company acquired all of the outstanding shares of IPC. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. For segmental reporting purposes, the results of IPC’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended		Year Ended
	December 31, 2009 (a)		December 31, 2008		December 31, 2007
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$520,347	67.7%	$492,967	71.7%	$498,375	71.0%
Marine	152,853	19.9%	117,744	17.1%	136,710	19.5%
Specialty	94,884	12.4%	77,060	11.2%	67,013	9.5%

Total	$768,084	100.0%	$687,771	100.0%	$702,098	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition costs of operations for IPC are presented in the analysis above.

Property:  Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.

Property catastrophe:  Property catastrophe provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2009 were $383.6 million.

Property per risk:  Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property risk coverages are generally written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2009 were $44.6 million.

Property pro rata:  Property pro rata contracts require that the reinsurer share the premiums as well as the losses and expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2009 were $92.1 million.

Marine:  Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis, and to a lesser extent, on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2009 were $152.9 million.

Specialty:  Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health, financial lines, nuclear and workers’ compensation catastrophe. The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2009 were $94.9 million.

Talbot:  On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s of London (“Lloyd’s”) insurance market through Syndicate 1183. The acquisition of Talbot provides the Company with significant benefits in terms of product line and geographic diversification as well as offering the Company broader access to underwriting expertise. Similar to Validus Re, Talbot writes primarily short-tail lines of business but, as a complement to Validus Re, focuses mostly on insurance, as opposed to reinsurance, risks and on specialty lines where Validus Re currently has limited or no presence (e.g., war, financial institutions, contingency, bloodstock and livestock, accident and health). In addition, Talbot provides the Company with access to the Lloyd’s marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States. Talbot’s team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding the Company’s short-tail insurance and reinsurance franchise.

The Company continues to expand and diversify its business through Syndicate 1183’s access to Lloyd’s license agreements with regulators around the world. Underwriting Risk Services, Inc., Underwriting Risk Services (Middle East) Ltd., Validus Reaseguros, Inc., Validus Re Chile S.A. and Talbot Risk Services (Asia) Pte Ltd, act as approved Lloyd’s coverholders for Syndicate 1183.

The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007(a)
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$269,583	29.3%	$152,143	21.4%	$151,245	22.0%
Marine	307,385	33.4%	287,696	40.6%	264,008	38.4%
Specialty	342,938	37.3%	269,157	38.0%	272,472	39.6%

Total	$919,906	100.0%	$708,996	100.0%	$687,725	100.0%

(a)	Talbot was acquired on July 2, 2007. Talbot’s gross premiums written for the full year ended December 31, 2007 has been presented above for informational purposes only and is not included within the consolidated results for the period.

Property:  The main sub-classes within property are international and North American direct and facultative contracts, onshore energy, lineslips and binding authorities together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance though there is a modest personal lines component. The business is short-tail with premiums for reinsurance and, direct and facultative business, substantially earned within 12 months and premiums for lineslips and binding authorities substantially earned within 12 months of the expiry of the contract. The new onshore energy team generated $96.8 million of gross premiums written for the year ended December 31, 2009. Gross premiums written on property business, including onshore energy during the year ended December 31, 2009 were $269.6 million, including $68.8 million of treaty reinsurance.

Marine:  The main types of business within marine are hull, cargo, energy, marine and energy liabilities, yachts and marinas and other treaty. Hull consists primarily of ocean going vessels and cargo and covers worldwide risks. Energy covers a variety of oil and gas industry risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sector. Yacht and marina policies are primarily written through Underwriting Risk Services Ltd., an underwriting agency that is a subsidiary of Talbot. Each of the sub-classes within marine has a different profile of contracts written — some, such as energy, derive up to 50% of their business through writing facultative contracts while others, such as cargo, only derive 15% of their business from this method. Each of the sub-classes also has a different geographical risk allocation. Most business written is short-tail which helps to establish confidence over profitability levels quickly; the marine and energy liability account, which makes up $43.5 million of the $307.4 million of gross premiums written during the year ended December 31, 2009, is the primary long-tail class in this line. The business written is mainly on a direct and facultative basis with a small element written on a reinsurance basis either as excess of loss reinsurance or proportional reinsurance.

Specialty:  This class consists of war (which comprises marine & aviation war, political risks and political violence), financial institutions, contingency, bloodstock and livestock, accident and health, airlines and aviation treaty. With the exception of aviation treaty, most of the business written under the specialty accounts is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on specialty business during the year ended December 31, 2009 were $342.9 million.

War.  The marine & aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond, particularly with construction risks. The attritional losses on the account are traditionally low but the account can be affected by large individual losses. Talbot is a leader in the war and political violence classes. Gross premiums written for war business during the year ended December 31, 2009 were $147.2 million.

Financial Institutions.  Talbot’s financial institutions team predominantly underwrites bankers blanket bond, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. Bankers blanket bond insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of these institutions. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming to have suffered a loss as a result of advice received. Directors’ and officers’ insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by the director or officer. Gross premiums written in financial institutions for the year ended December 31, 2009 were $41.7 million, comprised of:

	Year Ended
	December 31, 2009
	Gross	Gross
	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)

Bankers blanket bond	$26,415	63.4%
Professional indemnity	14,051	33.7%
Directors’ and Officers’	1,238	3.0%
Other	(35)	(0.1)%

Total	$41,669	100.0%

The risks covered in financial institutions are primarily fraud related and are principally written on an excess of loss basis. Talbot’s financial institutions account is concentrated on non-U.S. based clients, with 33.8% of gross premiums written in 2009 generated in Europe, 7.1% from the U.S. and 59.1% from other geographical regions. In addition, Talbot seeks to write regional accounts rather than global financial institutions with exposure in multiple jurisdictions and has only limited participation in exposures to publicly listed U.S. companies. The underwriters actively avoid writing U.S. directors’ and officers’ risks. The Company has identified no liability exposure to any U.S. domiciled financial institution that has announced a write down related to the recent credit crisis. As of December 31, 2009, the Company had gross reserves related to the financial institutions business of $143.4 million, comprised of $80.8 million, or 56.3% of incurred but not reported (“IBNR”) and $62.6 million, or 43.7% of case reserves. As of December 31, 2008, the Company had gross reserves related to the financial institutions business of $111.1 million, comprised of $71.2 million, or 64.1% IBNR and $39.9 million, or 35.9% of case reserves.

Contingency.  The main types of covers written under the contingency account are event cancellation and non-appearance business. Gross premiums written for contingency business during the year ended December 31, 2009 were $19.1 million.

Bloodstock and Livestock.  The bloodstock and livestock account mainly insures bloodstock, livestock, agricultural, zoological, private and commercial risks. Gross premiums written for bloodstock and livestock business during the year ended December 31, 2009 were $14.4 million.

Accident and Health.  The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written for accident and health business during the year ended December 31, 2009 were $18.5 million.

Aviation.  The aviation account insures major airlines, general aviation, aviation hull war and satellites. The coverage includes excess of loss treaty with medium to high attachment points. The $62.0 million increase in aviation line gross premiums written for the year ended December 31, 2009 as compared to year ended December 31, 2008 was due primarily to the addition of a new aviation team which contributed $55.0 million. Gross premiums written for the aviation business during the year ended December 31, 2009 were $102.0 million.

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

The Company has chartered a Group Risk Management Committee (the “GRMC”) chaired by its Chief Risk Officer and composed of senior management of the Company. The GRMC was established as part of the Company’s implementation of enterprise risk management. The GRMC is responsible for monitoring and managing risks in close coordination with risk management committees and personnel within our operating subsidiaries. The GRMC meets monthly to review and discuss key risks, make decisions to manage those risks and oversee implementation of those decisions. The GRMC also has oversight over the risk management organization, ensuring the availability of appropriate risk management resources.

Underwriting

All of the Company’s underwriters are subject to a set of underwriting guidelines that are established by the Chief Executive Officer at Validus Re and the Chief Executive Officer at Talbot and are subject to review and approval by the Risk Committee of our Board of Directors. They are also issued letters of authority that more specifically address the limits of their underwriting authority and their referral criteria. The Company’s current underwriting guidelines and letters of authority include:

•	lines of business that a particular underwriter is authorized to write;

•	exposure limits by line of business;

•	contractual exposures and limits requiring mandatory referrals to the Chief Executive Officer at Validus Re and the Chief Executive Officer at Talbot; and

•	level of analysis to be performed by lines of business.

In general, our underwriting approach is to:

•	seek high quality clients who have demonstrated superior performance over an extended period;

•	evaluate our clients’ exposures and make adjustments where their exposure is not adequately reflected;

•	apply the comprehensive knowledge and experience of our entire underwriting team to make progressive and cohesive decisions about the business they underwrite;

•	employ our well-founded and carefully maintained market contacts within the group to enhance our robust distribution capabilities; and

•	refer submissions to the Chief Underwriting Officer at Validus Re, the Chief Executive Officer at Talbot, Chief Executive Officer at Validus Re and the Risk Committee of our Board of Directors according to our underwriting guidelines.

The underwriting guidelines are subject to waiver or change by the Chief Executive Officer at Validus Re or the Chief Executive Officer at Talbot subject to their authority as overseen by their respective Risk Committees.

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

Validus Re:  We have established a referral process whereby business exceeding set exposure or premium limits is referred to the Chief Executive Officer for review. As the reviewer of such potential business, the Chief Executive Officer has the ability to determine if the business meets the Company’s overall desired risk profile. The Chief Executive Officer has defined underwriting authority for each underwriter, and risks outside of this authority must be referred to the Chief Executive Officer. The Risk Committee of our Board of Directors reviews business that is outside the authority of the Chief Executive Officer.

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

Peer Review:  The majority of risks are peer reviewed by a peer review underwriter within a specified number of working days of data entry being completed. There is an agreed matrix of peer review underwriters who are authorized to peer review. Endorsements that increase exposure are scanned into the workflow system and are subject to the current peer review procedures.

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

Expert Review Sub-committee (“ERC”):  The ERC is a committee that meets regularly to review the underwriting activities of Syndicate 1183 and other related activities to provide assurance that the underwriting risks assumed are within the parameters of the business plan. This is achieved with the help of eight expert reviewers who report their findings to the ERC.

The expert reviewers obtain and review a sample of risks underwritten in each class and report their findings to the quarterly meetings of the ERC. Findings range from general comments on approach and processes to specific points in respect of individual risks.

Risk Management

A pivotal factor in determining whether to found and fund the Company was the opportunity for differentiation based upon superior risk management expertise; specifically, managing catastrophe risk and optimizing our portfolio to generate attractive returns on capital while controlling our exposure to risk, and assembling a management team with the experience and expertise to do so. The Company’s proprietary models are current with emerging scientific trends. This has enabled the Company to gain a competitive advantage over those reinsurers who rely exclusively on commercial models for pricing and portfolio management. The Company has made a significant investment in expertise in the risk modeling area to capitalize on this opportunity. The Company has assembled an experienced group of professional experts who operate in an environment designed to allow them to use their expertise as a competitive advantage. While the Company uses both proprietary and commercial probabilistic models, risk is ultimately subject to absolute aggregate limitations based on risk levels determined by the Risk Committee of our Board of Directors.

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

The Company’s review of market practice revealed a number of areas where quantitative expertise can be used to improve the reliability of the vendor model outputs:

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

To supplement the analysis performed using vendor models, VCAPS uses the gross loss output of catastrophe models to generate a 100,000-year simulation set, which is used for both pricing and risk management. This approach allows more precise measurement and pricing of exposures. The two primary benefits of this approach are:

•	VCAPS takes into account annual limits, event/franchise/annual aggregate deductibles, and reinstatement premiums. This allows for more accurate evaluation of treaties with a broad range of features, including both common (reinstatement premium and annual limits) and complex features (second or third event coverage, aggregate excess of loss, attritional loss components covers with varying attachment across different geographical zones or lines of businesses and covers with complicated structures); and

•	VCAPS use of 100,000-year simulations enables robust pricing of catastrophe-exposed business. This is possible in real-time operation because the Company has designed a computing hardware platform and software environment to accommodate the significant computing needs.

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

Program Limits:  Overall exposure to risk is controlled by limiting the amount of reinsurance underwritten in a particular program or contract. This helps to diversify within and across risk zones. The Risk Committee sets these limits, which may be exceeded only with its approval.

Geographic Diversification:  The Company actively manages its aggregate exposures by geographic or risk zone (“zones”) to maintain a balanced and diverse portfolio of underlying risks. The coverage the Company is willing to provide for any risk located in a particular zone is limited to a predetermined level, thus limiting the net aggregate loss exposure from all contracts covering risks believed to be located in any zone. Contracts that have “worldwide” territorial limits have exposures in several geographic zones. Generally, if a proposed reinsurance program would cause the limit to be exceeded, the program would be declined, regardless of its desirability, unless the Company buys retrocessional coverage, thereby reducing the net aggregate exposure to the maximum limit permitted or less. The following table summarizes our Gross Written Premiums by geographic zone:

	Year Ended December 31, 2009
	Gross Premiums Written
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total	%

United States	$335,331	$77,528	$(7,031)	$405,828	25.0%
Worldwide excluding United States(1)	47,258	264,057	(13,385)	297,930	18.4%
Europe	59,197	65,013	(3,287)	120,923	7.4%
Latin America and Caribbean	41,828	83,909	(36,592)	89,145	5.5%
Japan	22,095	4,986	(470)	26,611	1.6%
Canada	470	9,303	(470)	9,303	0.6%

Sub-total, non United States	170,848	427,268	(54,204)	543,912	33.5%
Worldwide including United States(1)	78,872	50,118	(3,053)	125,937	7.8%
Marine and Aerospace(2)	183,033	364,992	(2,461)	545,564	33.7%

Total	$768,084	$919,906	$(66,749)	$1,621,241	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified by geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

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

Validus Re Retrocession:  Validus Re monitors the opportunity to purchase retrocessional coverage on a continual basis and employs the VCAPS modeling system to evaluate the effectiveness of risk mitigation and exposure management relative to the cost. This coverage may be purchased on an indemnity basis as well as on an index basis (e.g., industry loss warranties (“ILWs”)). Validus Re also considers alternative retrocessional structures, including collateralized quota share (“sidecar”) and capital markets products.

When Validus Re buys retrocessional coverage on an indemnity basis, payment is for an agreed upon portion of the losses actually suffered. In contrast, when Validus Re buys an ILW cover, which is a reinsurance contract in which the payout is dependent on both the insured loss of the policy purchaser and the measure of the industry-wide loss, payment is made only if both Validus Re and the industry suffer a loss, as reported by one of a number of independent agencies, in excess of specified threshold amounts. With an ILW, Validus Re bears the risk of suffering a loss while receiving no payment under the ILW if the industry loss was less than the specified threshold amount.

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

The reinsurance program is reviewed by the reinsurance purchasing team on an on-going basis in line with the main business planning process. This process incorporates advice and analytical work from our brokers, actuarial and capital modeling teams.

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

The type, quantity and cost of cover of the proposed reinsurance program is discussed and reviewed by the Chief Executive Officer of the Talbot group, and ultimately authorized by the TUL Board.

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

Currently, our largest broker relationships, as measured by gross premiums written, are with Aon Benfield Group Ltd., Marsh & McLennan Companies, Inc./Guy Carpenter & Co., and Willis Group Holdings Ltd. The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2009
	Gross Premiums Written
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total	%

Name of broker
Aon Benfield Group Ltd.	$300,441	$124,157	$(7,343)	$417,255	25.7%
Marsh Inc./Guy Carpenter & Co.	256,037	124,423	(3,085)	377,375	23.3%
Willis Group Holdings Ltd.	126,130	111,496	(10,918)	226,708	14.0%

Sub-total	682,608	360,076	(21,346)	1,021,338	63.0%
All Others	85,476	559,830	(45,403)	599,903	37.0%

Total	$768,084	$919,906	$(66,749)	$1,621,241	100.0%

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

The following tables show certain information with respect to the Company’s reserves:

	As at December 31, 2009
			Total Gross
			Reserve for
	Gross Case	Gross	Losses and Loss
(Dollars in thousands)	Reserves	IBNR	Expenses

Property	$365,858	$338,795	$704,653
Marine	321,844	254,056	575,900
Specialty	143,623	197,958	341,581

Total	$831,325	$790,809	$1,622,134

	As at December 31, 2009
			Total Net
			Reserve for
	Net Case	Net	Losses and Loss
(Dollars in thousands)	Reserves	IBNR	Expenses

Property	$359,657	$306,745	$666,402
Marine	259,617	232,105	491,722
Specialty	127,502	154,743	282,245

Total	$746,776	$693,593	$1,440,369

Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company’s reserving practices and the establishment of any particular reserve reflects management’s judgment concerning sound financial practice and does not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims (“case reserves”) and IBNR claims.

The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Such loss payments are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net and gross of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables also show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of each table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

Analysis of Losses and Loss Expense Reserve Development Net of Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009

Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverable	$77,363	$791,713	$1,096,507	$1,440,369
Liability — estimated as of:
One year later	60,106	722,010	1,018,930
Two years later	54,302	670,069
Three years later	50,149
Cumulative redundancy (deficiency)	27,214	121,644	77,577

Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	$27,180	$216,469	$353,476
Two years later	34,935	320,803
Three years later	39,520

Analysis of Losses and Loss Expense Reserve Development Gross of Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009

Estimated gross liability for unpaid losses and loss expenses	$77,363	$926,117	$1,305,303	$1,622,134
Liability — estimated as of:
One year later	60,106	846,863	1,223,018
Two years later	54,302	791,438
Three years later	50,149
Cumulative redundancy (deficiency)	27,214	134,679	82,285

Cumulative paid losses, gross of reinsurance recoveries, as of:
One year later	$27,180	$245,240	$437,210
Two years later	34,935	394,685
Three years later	39,520

The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Gross reserves at beginning of year	$1,305,303	$926,117	$77,363
Losses recoverable at beginning of year	(208,796)	(134,404)	—

Net reserves at beginning of year	1,096,507	791,713	77,363
Net loss reserves acquired in purchase of IPC	304,957	—	—
Net loss reserves acquired in purchase of Talbot	—	—	588,068
Incurred losses — current year	625,810	841,856	351,850
Incurred losses — change in prior accident years	(102,053)	(69,702)	(67,857)

Incurred losses	523,757	772,154	283,993
Paid losses	(507,435)	(406,469)	(156,872)
Foreign exchange	22,583	(60,891)	(839)

Net reserves at year end	1,440,369	1,096,507	791,713
Losses recoverable at year end	181,765	208,796	134,404

Gross reserves at year end	$1,622,134	$1,305,303	$926,117

Validus Re:  Validus Re’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims, the costs of additional case reserves on claims reported but not considered to be adequately reserved in such reporting (“ACRs”) and amounts that have been incurred but not yet reported. ACRs are used in certain cases and may be calculated based on management’s estimate of the required case reserve on an individual claim less the case reserves reported by the client. The Event Committee follows material catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, estimation and approval of ultimate loss reserving resulting from any material catastrophe event. U.S. GAAP does not permit the establishment of loss reserves until an event occurs that gives rise to a loss.

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

Talbot performs internal assessments of liabilities on a quarterly basis. Talbot’s loss reserving process involves the assessment of actuarial estimates of gross ultimate losses on both an ultimate basis (i.e., ignoring the period during which premium earns) and an earned basis, split by underwriting year and class of business, and generally also between attritional, large and catastrophe losses. These estimates are made using a variety of generally accepted actuarial projection methodologies, as well as additional qualitative consideration of future trends in frequency, severity and other factors. The gross estimates are used to estimate ceded reinsurance recoveries, which are in turn used to calculate net ultimate losses and ultimate losses as the difference between gross and ceded. These figures are subsequently used by Talbot’s management to help it assess its best estimate of gross and net ultimate losses.

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

Talbot’s loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

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

Investments

The Company manages its investment portfolio on a consolidated basis. As we provide short-tail insurance and reinsurance coverage, we could become liable to pay substantial claims on short notice. Accordingly, we follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our Board of Directors, led by our Finance Committee, oversees our investment strategy, and in consultation with BlackRock Financial Management, Inc., Goldman Sachs Asset Management, Conning, Inc. and Pinebridge Investments Europe Ltd., our portfolio advisors, has established investment guidelines for us. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, use of derivatives, inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time. We also have entered into a securities lending agreement under which we loan certain fixed income securities to third parties and receive collateral, primarily in the form of cash. The collateral received is reinvested and is reflected as a short-term investment.

Substantially all of the fixed maturity investments held at December 31, 2009 were publicly traded. At December 31, 2009, the average duration of the Company’s fixed maturity portfolio was 2.24 years (December 31, 2008 and 2007: 1.82 and 2.00 years, respectively). Management emphasizes capital preservation for the portfolio and maintains a significant allocation of short-term investments. At December 31, 2009, the average rating of the portfolio was AA+ (December 31, 2008 and 2007: AAA and AAA). At December 31, 2009, the total fixed maturity portfolio was $4,869.4 million (December 31, 2008 and 2007: $2,454.5 million and $2,411.4 million, respectively), of which $3,287.9 million or 67.5% (December 31, 2008 and 2007: $1,941.3 million and $2,029.6 million, respectively) were rated AAA.

Please refer to our Current Report on Form 8-K furnished to the Securities and Exchange Commission (the “SEC”) on February 18, 2010 for additional disclosure with respect to the composition of our investment portfolio.

Financial Strength Ratings

Validus Re:  Validus Re’s ability to underwrite business is dependent upon the quality of its claims paying and financial strength ratings as evaluated by independent rating agencies. Validus Re was assigned a rating of “A−” (Excellent) with a stable outlook by A.M. Best Company in December 2005. This rating was most recently affirmed by A.M. Best on September 9, 2009.

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

AM Best	A	Excellent	Stable Outlook
Fitch Ratings	A+	Strong	Stable Outlook
S&P	A+	Strong	Stable Outlook

The syndicate benefits from these ratings and the Company believes that ratings impairments below A- would materially impair the syndicate’s ability to write business.

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates and insurers. We encounter competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with insurance and reinsurance providers such as:

•	ACE Tempest Re, Allied World Assurance Company Holdings Limited, Arch Capital Group Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Flagstone Reinsurance Holdings Group Limited, Munich Re, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Reinsurance Holdings Ltd., Swiss Re and XL Re;
•	Amlin plc, Aspen Insurance Holdings Limited, Catlin Group Limited, Hiscox and others in the Lloyd’s market;
•	Direct insurers who compete with Lloyd’s on a worldwide basis;
•	Various capital markets participants who access insurance and reinsurance business in securitized form, through special purpose entities or derivative transactions; and
•	Government-sponsored insurers and reinsurers.

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

United Kingdom

The financial services industry in the UK is regulated by the Financial Services Authority (“FSA”). The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal.”

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

Employees

The following table details our personnel by geographic location as at December 31, 2009:

Location	Validus Re	Talbot	Corporate	Total	%

London, England	—	222	—	222	58.4%
Hamilton, Bermuda	83	—	9	92	24.2%
Waterloo, Canada	17	—	—	17	4.5%
Singapore City, Singapore	7	8	—	15	3.9%
Miami, United States	13	—	—	13	3.4%
New York, United States	10	—	—	10	2.6%
Dubai, United Arab Emirates	—	4	—	4	1.1%
Grosseto, Italy	—	4	—	4	1.1%
Santiago, Chile	2	—	—	2	0.5%
Hamburg, Germany	1	—	—	1	0.3%

Total	133	238	9	380	100.0%

We believe our relations with our employees are excellent.

Available Information

The Company files periodic reports, proxy statements and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. The Company’s common shares are traded on the NYSE with the symbol “VR”. Similar information concerning the Company can be reviewed at the office of the NYSE at 20 Broad Street, New York, New York, 10005. The Company’s website address is http://www.validusholdings.com. Information contained in this website is not part of this report.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, including through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Copies of the charters for the audit committee, the compensation committee, the corporate governance and nominating committee, the finance committee and the risk committee, as well as the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees (the “Code”), which applies to all of the Company’s Directors, officers and employees, and Code of Ethics for Senior Officers, which applies to the Company’s principal executive officer, principal accounting officer and other persons holding a comparable position, are available free of charge on the Company’s website at http://www.validusholdings.com writing to Investor Relations, Validus Holdings, Ltd., Suite 1790, 48 Par-La-Ville Road, Hamilton HM11 Bermuda. The Company will also post on its website any amendment to the Code and any waiver of the Code granted to any of its directors or executive officers to the extent required by applicable rules.

Item 1A.	Risk Factors

Risks Related to Our Company

Claims on policies written under our short-tail insurance lines that arise from unpredictable and severe catastrophic events could adversely affect our financial condition or results of operations.

Substantially all of our gross premiums written to date are in short-tail lines, which means we could become liable for a significant amount of losses in a brief period. Short-tail policies expose us to claims arising out of unpredictable natural and other catastrophic events, such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes, floods, fires, explosions, acts of terrorism and other natural and man-made disasters. Many observers believe that the Atlantic basin is in the active phase of a multi-decade cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). These conditions may translate to a greater potential for hurricanes to make landfall in the U.S. at higher intensities over the next five years. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the losses resulting therefrom. The frequency and severity of catastrophes are inherently unpredictable.

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

Premium levels may be adversely affected by a number of factors which fluctuate and may contribute to price declines generally in the reinsurance industry. For example, as premium levels for many products have increased subsequent to the significant natural catastrophes of 2004 and 2005, the supply of reinsurance has increased and is likely to increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing reinsurers. In addition, some of the prior upward cycles were initiated following each of Hurricane Andrew in 1992, the events of September 11, 2001 and the credit crisis commencing in 2008, coupled with industry losses from Hurricane Ike resulted in a reversal of rate pressure for 2009. Continued increases in the supply of insurance and reinsurance may have consequences for the reinsurance industry generally and for us including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a consequence, the Company may experience greater competition on most insurance and reinsurance lines. This could adversely affect the rates we receive for our reinsurance and our gross premiums written.

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

Our success depends on our ability to accurately assess the risks associated with the businesses and properties that we insure/reinsure. If unpredictable catastrophic events occur, or if we fail to adequately manage our exposure to losses or fail to adequately estimate our reserve requirements, our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.

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

Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, Chairman of our Board of Directors and Chief Executive

Officer; George P. Reeth, President and the Deputy Chairman of our Board of Directors; C.N. Rupert Atkin, Chief Executive Officer of the Talbot Group; Michael E.A. Carpenter, Chairman of the Talbot Group; Joseph E. (Jeff) Consolino, Chief Financial Officer; C. Jerome Dill, General Counsel; Julian G. Ross, Chief Risk Officer; and Conan M. Ward, Chief Executive Officer of Validus Reinsurance, Ltd., among other key employees. The loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of the above-named executives provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to them or any of our other employees.

The operating location of our head office and Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 42 of our Bermuda employees, all of whom have obtained three- or five-year work permits or have spousal letters.

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

We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2009, our business was primarily sourced from the following brokers: Aon Benfield Group Ltd. 25.7%, Marsh Inc./Guy Carpenter & Co. 23.3%, and Willis Group Holdings Ltd. 14.0%. These three brokers provided a total of 63.0% of our gross premiums written for the year ended December 31, 2009. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.

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

We purchase reinsurance and retrocessional reinsurance in order that we may offer insureds and cedants greater capacity, and to mitigate the effect of large and multiple losses on our financial condition. Reinsurance is a transaction whereby an insurer or reinsurer cedes to a reinsurer all or part of the insurance it has written or reinsurance it has assumed. A reinsurer’s or retrocessional reinsurer’s insolvency or inability or refusal to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of reinsurance or retrocessional reinsurance or negotiate terms that we deem appropriate or acceptable or obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the fixed income markets could result in significant unrealized losses in the fair value of our investment portfolio which would reduce our net income.

Our operating results depend in part on the performance of our investment portfolio, which currently consists of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Board of Directors, led by our Finance Committee, oversees our investment strategy, and in consultation with our portfolio advisors, has established investment guidelines. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, limitations on the use of derivatives and inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.

The investment return, including net investment income, net realized gains (losses) on investments, net unrealized (losses) gains on investments, on our invested assets was $192.0 million, or 4.8% for the year ended December 31, 2009. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and we cannot assure that we will achieve our investment objectives. Unlike more established companies with longer operating histories, we have a limited performance record to which investors can refer. See “Business — Investments.”

Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2009, 15.8% of our fixed income portfolio is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.

As of January 1, 2007, our investments were accounted for as trading and, as such, all unrealized gains and losses are included in Net Income on the Statement of Operations. Including unrealized gains and losses in Net Income has the effect of increasing the volatility of our reported earnings.

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

Our functional currency is the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling and the Euro. As of December 31, 2009, $405.4 million, or 5.8% of our total assets and $413.9 million, or 13.9% of our total liabilities were held in foreign currencies. As of December 31, 2009, $81.2 million, or 2.7% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. To the extent foreign currency exposure is not hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition. Please refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of foreign currency risk.

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

Lloyd’s currently has a number of contingent liabilities in respect of risks under certain policies allocated to 1992 or prior years of account. Notwithstanding the statutory transfer of 1992 and prior non-life business from Names to Equitas Insurance Limited, if the limit of retrocessional cover from National Indemnity Company in respect of that business proves to be insufficient and as a consequence Equitas is unable to pay the 1992 and prior liabilities in full, Lloyd’s will be liable to meet any shortfall arising in respect of certain policies. The central fund, which Lloyd’s can replenish, subject to its Bye-laws, by issuing calls on current underwriting members of Lloyd’s (which will include Talbot subsidiaries), may be applied for these purposes. Lloyd’s also has contingent liabilities under indemnities in respect of claims against certain persons.

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

The Obama administration’s proposed budget for Fiscal Year 2011 could subject a U.S. holder of common shares to adverse tax consequences and may also have a material adverse effect on our results of operations.

Under current U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate of 15% rather than ordinary income tax rates. The Obama administration’s proposed budget for fiscal year 2011 contains a proposal that would introduce a new tax rate of 20% for qualified dividends The Obama Administration has proposed to maintain the 15-percent tax rate on dividends for most middle-income taxpayers (married taxpayers earning less than $250,000 per year). If this proposal would become law, certain individual U.S. shareholders would no longer benefit from the current tax rate of 15% on dividend paid by us.

Insurance companies are generally allowed a deduction for premiums paid for reinsurance. The proposed Budget for fiscal year 2011 contains a proposal that would deny US Insurance companies a deduction for certain reinsurance premiums paid to affiliated foreign reinsurance companies with respect to U.S. risks insured by the insurance company or its U.S. affiliates. The U.S. insurance company would not be allowed a deduction to the extent that (1) the foreign reinsurers are not subject to U.S. income tax with respect to premiums received and (2) the amount of reinsurance premiums (net of ceding commissions) paid to foreign reinsurers exceeds 50 percent of the total direct insurance premiums received by the U.S. insurance company. Based on the information currently available to us, we do not believe that this legislation will adversely impact us. However, given that final wording of legislation is unknown, we could be adversely impacted if this proposal would become law.

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

The Organization for Economic Cooperation and Development and other multinational organizations are considering measures that might increase our taxes and reduce our net income.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated 18 April 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Our non-U.K. companies may be subject to U.K. tax.

We intend to operate in such a manner that none of our non-UK companies would be resident in the UK for tax purposes. A company incorporated outside the UK will be resident in the UK if its business is centrally managed and controlled from the UK. Because the concept of central management and control is not defined in statute but derives from case law and the determination of residence is subjective, the UK Inland Revenue might contend successfully that one or more of our companies is resident in the UK.

Furthermore, we intend to operate in such a manner that none of our non-UK companies carry on a trade wholly or partly in the UK. Case law has held that whether or not a trade is being carried on is a matter of fact and emphasis is placed on where operations take place from which the profits in substance arise. This judgment is subjective, U.K. Inland Revenue might contend successfully that one or more of our non-U.K. companies, is conducting business in the U.K. Some of our companies will benefit from treaty protection. In those situations, a taxable presence is only created when the non-UK company trades in the UK through a permanent establishment. Because the majority of the risks relates to non treaty countries, we apply the more conservative non-treaty standard to all companies.

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

We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and will also depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda law and regulations. The Insurance Act provides that our Bermuda subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2009, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $3,241.2 million and $328.0 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. The BMA’s approval is required for distributions greater than 25% of total statutory capital and surplus.

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

As of February 26, 2010 (but without giving effect to unvested restricted shares), we had 125,970,164 common shares outstanding and 7,952,138 shares issuable upon exercise of outstanding warrants. Approximately 37,741,894 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, certain of our sponsoring shareholders and their transferees have the right to require us to register these common shares under the Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a “lock-up” agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 13,126,896. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.

Our Bye-laws authorize our Board of Directors to issue one or more series of common shares and preferred shares without stockholder approval. Specifically, we have an authorized share capital of 571,428,571 shares ($0.175 par value per share), which can consist of common shares and/or preference shares, as determined by our Board of Directors. The Board of Directors has the right to issue the remaining shares without obtaining any approval from our stockholders and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series. Any issuance of our preferred stock could adversely affect the voting power of the holders of our common shares and could have the effect of delaying, deferring, or preventing the payment of any dividends (including any liquidating dividends) and any change in control of us. If a significant number of either common or preferred shares are issued, it may cause the market price of our common shares to decline.

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

In general, and except as provided below, shareholders have one vote for each voting common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2009, there were 111,624,681 voting common shares, of which 10,146,684 voting common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.

In addition, we have the authority under our Bye-laws to request information from any shareholder for the purpose of determining ownership of controlled shares by such shareholder.

There are regulatory limitations on the ownership and transfer of our common shares which could result in the delay or denial of any transfers shareholders might seek to make.

The BMA must approve all issuances and transfers of securities of a Bermuda exempt company. We have received permission from the BMA to issue our common shares, and for the free transferability of our common shares as long as the common shares are listed on the New York Stock Exchange or other appointed exchange, to and among persons who are residents and non-residents of Bermuda for exchange control purposes. Any other transfers remain subject to approval by the BMA and such approval may be denied or delayed.

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

Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, Joseph E. (Jeff) Consolino, C. Jerome Dill and Conan Ward reside in Bermuda, Edward Noonan, and George Reeth maintain residences in both Bermuda and the United States and Rupert Atkin, Michael Carpenter and Julian Ross reside in the United Kingdom. Of our directors, Edward Noonan and George Reeth maintain residences in both Bermuda and the United States, John Fitzpatrick resides in the United Kingdom, Jean-Marie Nessi resides in France and the remainder reside in the United States.

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

The Company and its subsidiaries currently occupy office space as described below. We believe our current facilities are sufficient for us to conduct our operations.

Legal entity	Location	Expiration date

Validus Holdings, Ltd.	Pembroke, Bermuda	August 31, 2011
Validus Re	Hamilton, Bermuda	August 31, 2011
Validus Re	Hamburg, Germany	June 30, 2010
Validus Research Inc.	Waterloo, Canada	February 28, 2018
Validus Reaseguros, Inc.	Miami, Florida, USA	March 29, 2011
Validus Services, Inc.	New York, New York, USA	January 31, 2012
Underwriting Risk Services, Inc.	New York, New York, USA	January 31, 2012
Talbot	London, England	June 22, 2019
Talbot	Singapore City, Singapore	December 14, 2011
Underwriting Services (Middle East) Ltd.	Dubai, United Arab Emirates	July 31, 2012
Validus Re Chile S.A.	Santiago, Chile	May 1, 2014

Item 3.	Legal Proceedings

We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Executive Officers of the Company

The following table provides information regarding our executive officers and key employees as of March 1, 2010:

Name	Age	Position

Edward J. Noonan	51	Chairman of the Board of Directors Chief Executive Officer of the Validus Group
George P. Reeth	53	President and Deputy Chairman
C.N. Rupert Atkin	51	Chief Executive Officer of the Talbot Group
Michael E.A. Carpenter	60	Chairman of the Talbot Group
Joseph E. (Jeff) Consolino	43	Executive Vice President and Chief Financial Officer
C. Jerome Dill	49	Executive Vice President and General Counsel
Stuart W. Mercer	50	Executive Vice President
Julian G. Ross	44	Executive Vice President and Chief Risk Officer
Conan M. Ward	42	Executive Vice President and Chief Executive Officer of the Validus Reinsurance Group

Edward J. Noonan has been chairman of our Board and the chief executive officer of the Company since its formation. Mr. Noonan has 29 years of experience in the insurance and reinsurance industry, serving most recently as the acting chief executive officer of United America Indemnity Ltd. (Nasdaq: INDM) from February 2005 through October 2005 and as a member of the Board of Directors from December 2003 to May 2007. Mr. Noonan served as president and chief executive officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Mr. Noonan is also a director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.

George P. Reeth has been president and deputy chairman of the Company since its formation and has senior operating and distribution responsibilities. Mr. Reeth, who has 32 years experience in the insurance and reinsurance industry, was a senior executive with Willis Group Limited from 1992 to 2005 and was chairman & chief executive officer of North American Reinsurance Operations for Willis Re Inc. from 2000 to 2005. Prior to Willis, Mr. Reeth was executive vice president at Wilcox, Inc.

C. N. Rupert Atkin began his career at the Alexander Howden Group in 1980 before moving to Catlin Underwriting Agencies in 1984. After six years at Catlin he left to join Talbot, then Venton Underwriting Ltd, heading up the marine classes of business within Syndicate 376. In 1995 Syndicate 1183 was constituted with Mr. Atkin as the Active Underwriter. In 2000 Syndicate 1183 was merged back into Syndicate 376. The syndicate was reconstituted once again following the management led buyout of the Talbot Group in November 2001. Following the sale of Talbot to Validus in the summer of 2007 Mr. Atkin was appointed as Chief Executive Officer of Talbot. Mr. Atkin is also a director of 1384 Capital Ltd, a company incorporated in England & Wales and supporting the underwriting of the Talbot Group’s syndicate for the 2007 year of account. Mr. Atkin was appointed to the Council of Lloyd’s in 2007.

Michael E. A. Carpenter joined Talbot in June 2001 as the chief executive officer. Following the sale of Talbot to Validus in the summer of 2007 Mr. Carpenter was appointed as Chairman. Mr. Carpenter is also a director of 1384 Capital Ltd, a company incorporated in England & Wales and supporting the underwriting of the Talbot Group’s syndicate for the 2007 year of account.

Joseph E. (Jeff) Consolino has been executive vice president and chief financial officer of the Company since March 2006. Mr. Consolino has over 17 years of experience in the financial services industry, specifically in providing investment banking services to the insurance industry, and most recently served as a managing director in Merrill Lynch’s Financial Institutions Group specializing in insurance company advisory and financing transactions. He serves as a Director of National Interstate Corporation, a property and casualty company based in Ohio and of AmWINS Group, Inc., a wholesale insurance broker based in North Carolina.

C. Jerome Dill has been executive vice president and general counsel of the Company since April 1, 2007. Prior to joining the Company, Mr. Dill was a partner with the law firm of Appleby Hunter Bailhache, which he joined in 1986. Mr. Dill serves on the Board of Directors of Bermuda Commercial Bank.

Stuart W. Mercer has been executive vice president of the Company since its formation. Mr. Mercer has over 19 years of experience in the financial industry focusing on structured derivatives, energy finance and reinsurance. Previously, Mr. Mercer was a senior advisor to DTE Energy Trading.

Julian G. Ross has been the Chief Risk Officer of the Company since January 2010. Previously, Mr. Ross held a number of senior positions within the Risk and Actuarial functions of Talbot Underwriting Ltd. (“Talbot”) one of the primary operating subsidiaries of the Company. Most recently, Mr. Ross was Talbot’s Chief Risk Officer following twelve years as Talbot’s Chief Actuary, from 1997 to 2009. Mr. Ross is a Fellow of the Institute of Actuaries and has over 20 years of actuarial and risk management experience.

Conan M. Ward has been executive vice president and chief executive officer of Validus Reinsurance since July of 2009. Mr. Ward has over 17 years of insurance industry experience. Mr. Ward was executive vice president of the Global Reinsurance division of Axis Capital Holdings, Ltd. from November 2001 until November 2005, where he oversaw the division’s worldwide property catastrophe, property per risk, property pro rata portfolios. He is one of the founders of Axis Specialty, Ltd and was a member of the Operating Board and Senior Management Committee of Axis Capital. From July 2000 to November 2001, Mr. Ward was a senior vice president at Guy Carpenter & Co.

PART II

All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 5.	Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares, $0.175 par value per share, are listed on the New York Stock Exchange under the symbol “VR.”

The following tables sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite Tape, of the Company’s common shares per fiscal quarter for the two most recent fiscal years.

	High	Low

2009:
1st Quarter	$26.30	$21.25
2nd Quarter	$24.55	$20.93
3rd Quarter	$25.94	$21.17
4th Quarter	$27.24	$24.81

	High	Low

2008:
1st Quarter	$26.22	$23.00
2nd Quarter	$23.72	$20.11
3rd Quarter	$24.70	$20.00
4th Quarter	$26.16	$14.84

There were approximately 170 record holders of our common shares as of December 31, 2009. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the period from the Company’s IPO on July 25, 2007, through December 31, 2009 as compared to the cumulative total return of the S & P 500 Stock Index and the cumulative total return of an index of the Company’s peer group. The peer group index is comprised of the following companies: ACE Limited, Arch Capital Group Limited, Aspen Insurance Holdings Limited, Allied World Assurance Company Holdings, Ltd., Axis Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Flagstone Reinsurance Holdings Group Limited, Greenlight Capital Re Ltd., Maiden Holdings, Ltd., Max Capital Group Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd., Transatlantic Holdings Inc., and XL Capital Ltd.

Dividend Policy

On February 17, 2010, the Company announced that its Board of Directors had increased the Company’s annual dividend by 10% from $0.80 to $0.88 per common share and common share equivalent for which each outstanding warrant is exercisable. On February 17, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 31, 2010 to holders of record on March 15, 2010. During 2009, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, on March 31, June 30, September 30 and December 31 to holders of record on March 16, June 15, August 20 and December 15, 2009, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Validus Re and Talbot to pay dividends to us. Each of the subsidiaries is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. The Insurance Act provides that these subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiary to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2009, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $3,241.2 million and $328.0 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. The BMA’s approval is required for distributions greater than 25% of total statutory capital and surplus.

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

In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries. On September 9, 2009, A.M. Best affirmed our financial strength rating of A- (Excellent) with a stable outlook. See “Business — Regulation — Bermuda,” “Risk Factors — Risks Related to Ownership of Our Common Shares — Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot,” “Risk Factors — Risks Related to Our Company — We depend on ratings by A.M. Best Company. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares.”

Purchases of Equity Securities by the Issuer and Affiliate Purchases

In November 2009, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to repurchase up to $400.0 million of its common shares. The Company has repurchased approximately 3.2 million common shares for an aggregate purchase price of $84.2 million from the inception of the share repurchase program to December 31, 2009.

Share Repurchase Program Modification and Extension

The Company also announced that on February 17, 2010, the Board of Directors authorized the Company to return up to $750.0 million to shareholders. To this end, the Board of Directors has expanded the Company’s share repurchase program authorizing the Company to repurchase up to $750.0 million of common shares. This amount is in addition to, and in excess of, the $135.5 million of common shares repurchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program announced in November 2009. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

	Share Repurchase Activity
			As at			As at
			December 31,			February 17,
Effect of Share Repurchases:	November	December	2009	January	February(1)	2010(1)

Aggregate purchase price(1)	$14,720	$69,523	$84,243	$31,425	$19,826	$135,494
Shares repurchased	568,671	2,588,200	3,156,871	1,181,000	760,400	5,098,271
Average price(1)	$25.88	$26.86	$26.69	$26.61	$26.07	$26.58
Estimated net accretive (dilutive) impact on:
Diluted BV per common share(2)			$0.07			$0.11
Diluted EPS — Annual(3)			$0.02
Diluted EPS — Quarter(3)			$0.01

(1)	Share transactions are on a trade date basis through February 17, 2010 and are inclusive of commissions. Average share price is rounded to two decimal places.

(2)	As the average price per share repurchased during the periods 2009 and 2010 was lower than the book value per common share, the repurchase of shares increased the ending book value per share.

(3)	The estimated impact on diluted earnings per share was calculated by comparing reported results versus i) net income per share plus an estimate of lost net investment income on the cumulative share repurchases divided by ii) weighted average diluted shares outstanding excluding the weighted average impact of cumulative share repurchases. The impact of cumulative share repurchases was accretive to diluted earnings per share.

Share repurchases includes repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

Item 6.	Selected Financial Data

The summary consolidated statement of operations data for the years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and the period ended December 31, 2005 and the summary consolidated balance sheet data as of December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and December 31, 2005 are derived from our audited consolidated financial statements. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot and IPC on July 2, 2007 and September 4, 2009, respectively. Talbot is included in the Company’s consolidated results only for the six months ended December 31, 2007 and subsequent fiscal year ends. Talbot is not included in consolidated results for the year ended December 31, 2006 and the six months ended June 30, 2007. IPC is included in the Company’s consolidated results only for the four months ended December 31, 2009. IPC is not included in consolidated results for the years ended December 31, 2006, December 31, 2007, December 31, 2008, and the six months ended June 30, 2009.

You should read the following summary consolidated financial information together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Year Ended December 31,				Period Ended
	2009	2008	2007	2006	December 31, 2005
	(Dollars in thousands, except share and per share amounts)

Revenues
Gross premiums written	$1,621,241	$1,362,484	$988,637	$540,789	$—
Reinsurance premiums ceded	(232,883)	(124,160)	(70,210)	(63,696)	—

Net premiums written	1,388,358	1,238,324	918,427	477,093	—
Change in unearned premiums	61,219	18,194	(60,348)	(170,579)	—

Net premiums earned	1,449,577	1,256,518	858,079	306,514	—
Gain on bargain purchase, net of expenses(1)	287,099	—	—	—	—
Net investment income	118,773	139,528	112,324	58,021	2,032
Realized gain on repurchase of debentures	4,444	8,752	—	—	—
Net realized (losses) gains on investments	(11,543)	(1,591)	1,608	(1,102)	39
Net unrealized gains (losses) on investments(2)	84,796	(79,707)	12,364	—	—
Other income	4,634	5,264	3,301	—	—
Foreign exchange (losses) gains	(674)	(49,397)	6,696	2,157	—

Total revenues	1,937,106	1,279,367	994,372	365,590	2,071
Expenses
Losses and loss expenses	523,757	772,154	283,993	91,323	—
Policy acquisition costs	262,966	234,951	134,277	36,072	—
General and administrative expenses(3)	185,568	123,948	100,765	38,354	2,367
Share compensation expenses	27,037	27,097	16,189	7,878	290
Finance expenses	44,130	57,318	51,754	8,789	—
Fair value of warrants issued	—	—	2,893	77	49,122

Total expenses	1,043,458	1,215,468	589,871	182,493	51,779

Net income (loss) before taxes	893,648	63,899	404,501	183,097	(49,708)
Tax benefit (expense)	3,759	(10,788)	(1,505)	—	—

Net income (loss)	897,407	53,111	402,996	183,097	(49,708)

Comprehensive income (loss)
Unrealized (losses) gains arising during the period(2)	—	—	—	(332)	144
Foreign currency translation adjustments	3,007	(7,809)	(49)	—	—
Adjustment for reclassification of gains (losses) realized in income	—	—	—	1,102	(39)

Comprehensive income (loss)	$900,414	$45,302	$402,947	$183,867	$(49,603)

Earnings per share(4)
Weighted average number of common shares and common share equivalents outstanding
Basic	93,697,194	74,677,903	65,068,093	58,477,130	58,423,174
Diluted	97,168,409	75,819,413	67,786,673	58,874,567	58,423,174
Basic earnings per share	$9.51	$0.62	$6.19	$3.13	$(0.85)

Diluted earnings per share	$9.24	$0.61	$5.95	$3.11	$(0.85)

Cash dividends declared per share	$0.80	$0.80	$—	$—	$—

Selected financial ratios
Losses and loss expenses(5)	36.1%	61.5%	33.1%	29.8%	0.0%
Policy acquisition cost(6)	18.1%	18.7%	15.6%	11.8%	0.0%
General and administrative expense(7)	14.7%	12.0%	13.3%	15.1%	0.0%

Expense ratio(8)	32.8%	30.7%	28.9%	26.9%	0.0%

Combined ratio(9)	68.9%	92.2%	62.0%	56.7%	0.0%

Return on average equity(10)	31.8%	2.7%	26.9%	17.0%	NM

The following table sets forth summarized balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005:

	As at December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share amounts)

Summary Balance Sheet Data:
Investments at fair value	$5,388,759	$2,831,537	$2,662,021	$1,376,387	$610,800
Cash and cash equivalents	387,585	449,848	444,698	63,643	398,488
Total assets	7,019,140	4,322,480	4,144,224	1,646,423	1,014,453
Reserve for losses and loss expenses	1,622,134	1,305,303	926,117	77,363	—
Unearned premiums	724,104	539,450	557,344	178,824	—
Junior Subordinated Deferrable Debentures	289,800	304,300	350,000	150,000	—
Total shareholders’ equity	4,031,120	1,938,734	1,934,800	1,192,523	999,806
Book value per common share(11)	31.38	25.64	26.08	20.39	17.11
Diluted book value per common share(12)	29.68	23.78	24.00	19.73	16.93

NM	Not meaningful

(1)	The gain on bargain purchase, net of expenses, arises from the acquisition of IPC Holdings, Ltd. on September 4, 2009 and is net of transaction related expenses.

(2)	During the first quarter of 2007, the Company adopted authoritative guidance on “Fair Value Measurements and Disclosures” and “Financial Instruments” and elected the fair value option on all securities previously accounted for as available-for-sale. Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000, previously included in accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and has no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments were accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such all unrealized gains and losses are included in net income.

(3)	General and administrative expenses for the years ended December 31, 2007 and 2006 include $4,000,000 and $1,000,000 respectively, related to our Advisory Agreement with Aquiline. Our Advisory Agreement with Aquiline terminated upon completion of our IPO, in connection with which the Company recorded general and administrative expense of $3,000,000 in the third quarter of the year ended December 31, 2007.

(4)	U.S. GAAP fair value recognition provisions for “Stock Compensation” require that any unrecognized stock-based compensation expense that will be recorded in future periods be included as proceeds for purposes of treasury stock repurchases, which is applied against the unvested restricted shares balance. On March 1, 2007, we effected a 1.75 for one reverse stock split of our outstanding common shares. The stock split does not affect our financial statements other than to the extent it decreases the number of outstanding shares and correspondingly increases per share information for all periods presented. The share consolidation has been reflected retroactively in these financial statements.

(5)	The loss and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(6)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(7)	The general and administrative expense ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned. The general and administrative expense ratio for the year ended December 31, 2007 is calculated by dividing the total of general and administrative expenses plus share compensation expenses less the $3,000,000 Aquiline termination fee by net premiums earned.

(8)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(9)	The combined ratio is calculated by combining the loss ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(10)	Return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Quarterly average shareholders’ equity is the annualized average of the beginning and ending shareholders’ equity balances. Annual average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.

(11)	Book value per common share is defined as total shareholders’ equity divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(12)	Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise).

(13)	Non-GAAP financial measures disclosed above are as described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 and the Company’s consolidated financial condition, liquidity and capital resources at December 31, 2009 and 2008. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot and IPC on July 2, 2007 and September 4, 2009, respectively. Talbot is included in the Company’s consolidated results only for the six months ended December 31, 2007 and subsequent fiscal year ends. Talbot is not included in consolidated results for the year ended December 31, 2006 and the six months ended June 30, 2007. IPC is included in the Company’s consolidated results only for the four months ended December 31, 2009. IPC is not included in consolidated results for the years ended December 31, 2006, December 31, 2007, December 31, 2008, and the six months ended June 30, 2009. This discussion and analysis pertains to the results of the Company inclusive of Talbot and IPC from the dates of acquisition. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included elsewhere within this filing.

For a variety of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Item 1A above present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

On September 4, 2009, the Company acquired all of the outstanding shares of IPC (the “IPC Acquisition”). Pursuant to an Amalgamation Agreement dated July 9, 2009 among IPC, Validus Holdings, Ltd and Validus, Ltd. (the “Amalgamation Agreement”), the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. IPC’s operations focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to increase the Company’s capital base and gain a strategic advantage in the then current reinsurance market, where capital and capacity had been depleted. This acquisition allowed the Company to become a leading Bermuda carrier in the short-tail reinsurance and insurance market that facilitates stronger relationships with major reinsurance intermediaries. For segmental reporting purposes, the results of IPC’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

Written premiums are a function of the number and type of contracts written, as well as prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, and the timing of premiums written varies by line of business. Most property catastrophe business is written in the January 1, April 1, June 1 and July 1 inception and renewal periods, while most insurance and specialty lines are written throughout the year. Written premiums are generally highest in the first quarter and lowest during the fourth quarter of the year. Gross premiums written for pro rata programs are initially recorded as estimates and are adjusted as actual results are reported by the cedant during the period. Pro rata reinsurance is a type of reinsurance whereby the reinsurer indemnifies the policyholder against a predetermined portion of losses. Earned premiums do not necessarily follow the written premium pattern as premiums written are primarily earned ratably over the contract term, which is ordinarily one year. Although, many pro rata contracts are written on a risks attaching basis, which means that the contracts cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract, and are generally earned over a 24 month period, which is the risk period of the underlying (twelve month) policies. Premiums are generally due in monthly or quarterly installments.

The following are the primary lines in which the Company conducts business:

Property:  Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance. Property catastrophe includes reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. In property pro rata contracts the reinsurer shares the premiums as well as the losses and expenses in an agreed proportion with the cedant. Talbot primarily writes direct and facultative property insurance, lineslips and binding authorities and property treaty. The business written is principally commercial and industrial insurance. The business is short-tail with premiums generally earned within one year and claims generally paid within two years.

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

The Company’s expenses consist primarily of losses and loss expenses, acquisition costs, general and administrative expenses, and finance expenses related to debentures, senior notes and our credit facilities. Organizational expenses and expenses associated with the issuance of warrants were also incurred in the first quarter of 2006 as well as in the period ended December 31, 2005. New warrants were issued in the third quarter of 2007 due to an anti-dilution provision of the warrants arising from the issuance of securities related to the Talbot acquisition. Expenses related to the issuance of warrants are included in the line item “Fair value of warrants issued” in the Company’s consolidated statements of operations and comprehensive income.

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

Since most of the lines of business underwritten have large aggregate exposures to natural and man-made catastrophes, the Company expects that claims experience will often be the result of irregular and significant events. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could potentially have a material adverse effect on, the Company’s financial condition, results of operations, and ability to write new business. The acquisition of Talbot helps to mitigate these risks by providing us with significant benefits in terms of product line and geographic diversification.

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

General and administrative expenses are generally comprised of fixed expenses which do not vary with the amount of premiums written or losses incurred. Applicable expenses include salaries and benefits, professional fees, office expenses, risk management, and stock compensation expenses. Stock compensation expenses include costs related to the Company’s long-term incentive plan, under which restricted stock and stock options are granted to certain employees.

Business Outlook and Trends

We underwrite global specialty property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on the Company’s financial condition and results and ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these trends when pricing contracts.

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

In the wake of these events, the January 2009 renewal season saw decreased competition and increased premium rates due to relatively scarce capital and increased demand. During 2009, the Company observed reinsurance demand stabilization and modest increases in credit market liquidity. The July 2009 renewal season continued to show notable rate increases as compared to the July 2008 renewal season. For the year ended December 31, 2009, there have been few notable large losses affecting the worldwide (re)insurance industry and no major hurricanes making landfall in the United States. For the year ended December 31, 2009, Validus Re gross premiums written grew by 11.7%, from the year ended December 31, 2008. These increases were largely due to rate increases coupled with modest exposure growth and the addition of new underwriting teams. The acquisition of IPC contributed $125.2 million of net premiums earned to the Validus Re segment from the date of acquisition to December 31, 2009. Validus Re gross premiums written for the January 2010 renewal period were $574.3 million, an increase of 56.6% from the prior year period. The January 2010 renewal period saw business being withdrawn from the market, notably catastrophe excess of loss, resulting in the Company writing less business in these lines and reducing the Company’s aggregate loss exposure. The Company also wrote more proportional business as compared to the prior year.

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

	Three Months Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Annualized return on average equity	16.6%	7.7%	29.9%	31.8%	2.7%	26.9%

The increases in annualized return on average equity were driven primarily by an increase in net income for the three months ended and year ended December 31, 2009. Net income for the three months ended December 31, 2009 increased by $128.7 million, or 347.8% compared to the three months ended December 31, 2008 as the fourth quarter of 2008 was adversely affected by developments on losses on Hurricane Ike. Net income for the year ended December 31, 2009 increased by $844.3 million compared to the year ended December 31, 2008 due primarily to the gain on bargain purchase of IPC and the large event losses incurred for the year ended December 31, 2008.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $5.90, or 24.8%, from $23.78 at December 31, 2008 to $29.68 at December 31, 2009. The increase was substantially due to earnings generated in the year ended December 31, 2009, partially offset by dividend payments totaling $0.80 per share and per share equivalent in the period. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.20 per common share and common share equivalent in each of the four quarters of 2009. On February 17, 2010, The Company announced that its Board of Directors had increased the Company’s annual dividend by 10% from $0.80 to $0.88 per common share and common share equivalent for which each outstanding warrant is exercisable. On February 17, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 31, 2010 to holders of record on March 15, 2010.

Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended December 31, 2009 and 2008 was $153.6 million and $33.0 million, respectively. Underwriting income for the year ended December 31, 2009 and 2008 was $450.2 million and $98.4 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the following accounting policies are critical to the Company’s financial reporting as the application of these policies requires management to make significant judgments. Management believes the items that require the most subjective and complex estimates are (1) reserve for losses and loss expenses, (2) premiums, (3) reinsurance premiums ceded and reinsurance recoverable, and (4) investment valuation.

Reserve for Losses and Loss Expenses.  For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability incurred for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR reserves”). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate value is not yet known). Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims.

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

The Company writes a mix of predominantly short-tail business, both insurance and reinsurance. The combination of low claim frequency and high claim severity that is characteristic of much of this short-tail business makes the available data more volatile and less reliable for predicting ultimate losses. For example, in property lines, there can be additional uncertainty in loss estimation related to large catastrophe events, whether natural or man-made. With winds events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is also subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take longer as buildings are discovered to have structural weaknesses not initially detected.

The Company also writes longer tail insurance lines of business, predominantly financial institutions ($41.7 million of gross premiums written on a claims made basis) and marine and energy liabilities ($43.5 million of gross premiums substantially written on a losses occurring basis) for the year ended December 31, 2009. These longer tail lines represent 9.3% of Talbot’s gross premiums written for the year ended December 31, 2009. For marine and energy liability, the time from the occurrence of a claim to its first report to the Company can be years. For both marine and energy liability and financial institutions, the subsequent time between reporting of a claim and its settlement can be years. In these intervening periods between occurrence, reporting and settlement, additional facts regarding individual claims and trends often will become known and current laws and case law may change, affecting the ultimate value of the claim.

Taken together, these issues add considerable uncertainty to the process of estimating ultimate losses, hence loss reserves, and this uncertainty is increased for reinsurance business compared with insurance business due to the additional parties in the chain of reporting from the original claimant to the reinsurer.

As a result of the uncertainties described above, the Company must estimate IBNR reserves, which consist of a provision for future development on known loss events, as well as a provision for claims which have occurred but which have not yet been reported to us by clients. Because of the degree of reliance that is necessarily placed on brokers and (re)insured companies for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business underwritten, the rapidly emerging and changing nature of facts and circumstances surrounding large events and, for reinsurance business, the varying reserving practices among ceding companies as described above, reserve estimates are highly dependent on management’s judgment and are subject to uncertainty.

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

Loss emergence patterns for the business written by Talbot are generally derived from Talbot’s own historic loss development triangulations, supplemented in some instances by Lloyd’s market data. For the business written by Validus Re, where its own historic loss development triangulations are currently more limited, greater use is made of market data including reinsurance industry data available from organizations such as statistical bureaus and consulting firms, where appropriate. Expected loss ratios are estimated in a variety of ways, largely dependent upon the data available. Wherever it deems appropriate, management incorporates the Company’s own loss experience in establishing initial expected loss ratios and reserves. This is particularly true for the business written by Talbot where a longer reserving history exists and expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. For reinsurance business, expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in these models is collected by underwriters and actuaries during the initial pricing of the business.

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

In developing estimates for large catastrophe events, the Company considers various sources of information including; specific loss estimates reported by our cedants and policyholders, ceding company and overall industry loss estimates reported by our brokers and by claims reporting services, proprietary and third party vendor models and internal data regarding insured or reinsured exposures related to the geographical location of the event. Use of these various sources enables management to estimate the ultimate loss for known events with a higher degree of accuracy and timeliness than if the Company relied solely on one data source. Generally, catastrophe event ultimate loss estimates are established without regard to whether we may subsequently contest any claim resulting from the event. Indicated ultimate loss estimates for catastrophe events are compiled by a committee of management, and these indicated ultimate losses are incorporated into the process of selecting management’s best estimate of reserves.

As with large catastrophe events, the Company separately estimates ultimate losses for certain large claims using a number of methods, including estimation based on vendor models, analyses of specific industry occurrences and facts, as well as information from cedants and policyholders on individual contract involvements.

Management’s loss estimates are subject to annual corroborative review by independent actuaries using generally accepted actuarial techniques and other analytical and qualitative methods.

The Company’s three lines of business, property, marine and specialty, are exposed to event-related risks that are generally reported and paid within three years of the event except for financial institutions and energy and marine liability. The Company estimates that 83.2% of its current reserves will be paid within three years. The Company writes longer tail business in its financial institutions and energy and marine liabilities lines. Factors contributing to uncertainty in reserving for these lines include longer duration of loss development patterns, difficulty applying older loss experience to newer years, and the possibility of future litigation. The Company considers these factors when reserving for longer tail lines.

As described above, for all lines of business, the Company’s reserve for losses and loss adjustment expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, ACR, and (3) IBNR reserves. For both Talbot and Validus Re, IBNR is established separately for large or catastrophe losses and smaller “attritional” losses. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:

1. Case reserves: Case reserves generally are analyzed and established by each segment’s claims department on all lines, making use of third party input where appropriate (including, for the reinsurance business, reports of losses from the ceding companies). For insurance business where Talbot is not the Lead underwriter on the business, the case reserves are established by the lead underwriter and validated by central Lloyd’s market claims bureau, with a sample reviewed by Talbot.

2. ACR reserves: ACRs are established for Validus Re business by our claims department in cases where we believe the case reserves reported by the cedant require adjustment. ACRs supplement case reserves based on information obtained through ceding company audits or other sources. ACRs are not generally used at Talbot as claim volumes are generally greater and thus the potential for future variation in case reserve estimates on known claims often can be analyzed at an aggregate level using historical data.

3. IBNR reserves:

a. Large or catastrophe events — IBNR reserves are established for all lines based on each segment’s estimates for known loss events for which not all claims have been reported to the Company. In establishing such IBNR reserves, the Company accumulates loss information from modeling agencies, where possible, publicly available sources, and information contained in client reports and estimates. The loss information is applied to the Company’s book of in-force contracts to establish an estimate of the Company’s ultimate exposure to the loss event. For some large loss events, the Company estimates an ultimate loss expectation for the individual event. Paid losses, case reserves and any additional case reserves are deducted from the ultimate loss to ascertain the IBNR estimate for individual large claims or catastrophe events. The size of event for which the Company establishes a separate ultimate loss estimate may vary based on an assessment of the materiality of the event, as well as on other factors.

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

The Company’s reserving methodology was not changed materially in the year ended December 31, 2009 from the methodology used in the year ended December 31, 2008 for either Validus Re or Talbot. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2009 were $1,622.1 million and $181.8 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by business segment at December 31, 2009.

	As at December 31, 2009
			Total Gross
			Reserve for
	Gross Case	Gross	Losses and
(Dollars in thousands)	Reserves	IBNR	Loss Expenses

Validus Re	$397,133	$345,377	$742,510
Talbot	440,881	463,105	903,986
Eliminations	(6,689)	(17,673)	(24,362)

Total	$831,325	$790,809	$1,622,134

Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2008 were $1,305.3 million and $208.8 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by business segment at December 31, 2008.

	As at December 31, 2008
			Total Gross
			Reserve
	Gross Case	Gross	for Losses and
(Dollars in thousands)	Reserves	IBNR	Loss Expenses

Validus Re	$294,215	$241,673	$535,888
Talbot	424,119	366,080	790,199
Eliminations	(10,617)	(10,167)	(20,784)

Total	$707,717	$597,586	$1,305,303

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

Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results, financial condition and liquidity. Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2009 is $1,440.4 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2009 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any other parameters than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.

Net reserve for losses and loss expenses at December 31, 2009 — Sensitivity to loss emergence patterns

Reserve for Losses
Change in Assumption	and Loss Expenses
(Dollars in thousands)

Six month acceleration	$1,227,477
Three month acceleration	1,324,131
No change (selected)	1,440,369
Three month deceleration	1,574,291
Six month deceleration	1,771,927

Net reserve for losses and loss expenses at December 31, 2009 — Sensitivity to expected loss expenses

Reserve for Losses
Change in Assumption	and Loss Expenses
(Dollars in thousands)

10% favorable	$1,378,922
5% favorable	1,409,642
No change (selected)	1,440,369
5% unfavorable	1,471,233
10% unfavorable	1,502,098

The most significant variance in the above scenarios, six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $331.6 million.

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

For business written on a facultative basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by the facility; historical premium volume of similar facilities; the estimates provided by the broker; and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums. In the year ended December 31, 2009, premiums written on a facultative basis accounted for approximately 24.0% of total gross premiums written at Talbot.

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

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Proportional	$180,752	11.1%	$179,530	13.2%	$193,598	13.9%
Non-proportional	1,440,489	88.9%	1,182,954	86.8%	1,196,225	86.1%

Total	$1,621,241	100.0%	$1,362,484	100.0%	$1,389,823	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only. The figures presented are gross of $11.9 million pro forma purchase adjustments for the year ended December 31, 2007.

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

Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2009 no provision for doubtful accounts is necessary for receivables from cedants.

Reinsurance Premiums Ceded and Reinsurance Recoverables.  As discussed in Item 1 “Business — Risk Management,” the Company primarily uses ceded reinsurance for risk mitigation purposes. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage.

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

Reinsurance receivable and reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a reserve for non-recoverability. As at December 31, 2009, reinsurance recoverable balances were $181.8 million and paid losses recoverable balances were $14.8 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

Our ceded unpaid losses and loss expense consists of two elements, those for reported losses and those for losses incurred but not reported (“IBNR”). Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see “Reserve for Losses and Loss Expenses”). As at December 31, 2009, ceded IBNR recoverable balances were $99.6 million.

Although our reinsurance receivable and reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, we use judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2009, we had a provision for non-recoverability of $3.5 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.

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

At December 31, 2009, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.

Investment Valuation.  Consistent with U.S. GAAP, the Company recognizes fixed maturity and short-term investments at their fair value in the consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level

(“Level 1”) and unobservable inputs being the lowest level (“Level 3”). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs. All of the Company’s short-term investment and 98.2% of the Company’s fixed maturity fair value measurements have either quoted market prices or other observable inputs. Fair value measurements of certain non-Agency RMBS securities, representing 1.2% of the Company’s total assets, have primarily unobservable inputs. Certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Further details are presented in Note 7 to the consolidated financial statements.

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

During the years ended December 31, 2009 and 2008, the Company identified certain non-Agency RMBS Securities (“identified RMBS securities”) trading in inactive markets. The financial and mainstream press has provided continuous coverage of the credit crisis and the related impact on world markets. The Company’s external investment advisors have noted illiquidity and dislocation in the non-Agency RMBS market during 2009 and 2008. In order to gauge market activity for the identified RMBS securities, management, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. Pricing services were the primary sources for the prices. Documentation provided by pricing services regarding the pricing of non-Agency RMBS indicated that Volatile CMO Tranche Evaluations are performed via a “proprietary evaluated pricing and prepayment model.” This matrix or option adjusted spread (“OAS”) model, uses a combination of Monte Carlo simulations and arbitrage analysis to determine prices. As a result, these securities are included as Level 3 assets with respect to the fair value hierarchy.

Consistent with U.S. GAAP, market approach fair value measurements for securities trading in inactive markets are not determinative. In weighing the fair value measurements resulting from market approach and income approach valuation techniques, the Company has placed less reliance on the market approach fair value measurements. The income approach valuation technique determines the fair value of each security on the basis of contractual cash flows, discounted using a risk-adjusted discount rate. As the proposed valuation technique incorporates both observable and significant unobservable inputs, these securities have been included as Level 3 assets with respect to the fair value hierarchy. The foundation for the income approach is the amount and timing of future cash flows.

The Company examined several sources in the determination of an appropriate, risk-adjusted discount rate. In doing so, the Company concluded that liquidity risk was the primary driver of the discount rate as prepayment, default and credit risk are incorporated into the underlying cash flows and thus it is not appropriate to include the associated risks in the discount rate. The risk adjusted discount rate used in the income valuation calculation was the three month over USD LIBOR at December 31, 2009 plus a spread of 781 basis points, representing the average spreads of single-B U.S. Corporate Securities over U.S. Treasuries for the last six months of 2009. While the majority of the identified RMBS securities were rated AAA at the time of purchase, nearly all have been downgraded, mostly to single B. The Company has conservatively used single-B as a benchmark in determining an appropriate discount rate.

The change in fair value measurement for the identified RMBS securities from a market approach to an income approach resulted in a $6.4 million increase in net unrealized losses on investments in the quarter. This increase in net unrealized losses on investments resulted in a $6.4 million decrease in shareholders’ equity as at December 31, 2009.

Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s November 30, 2009 NAV was used as a partial basis for fair value measurement in the Company’s December 31, 2009 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primarily market approach estimated NAV that incorporates relevant valuation sources on a timelier basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. These variances are recorded in the following reporting period. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket of $25.7 million at December 31, 2009. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the fourth quarter of 2009, the Company received distribution proceeds of $2.6 million from the side pocket. Subsequent to year-end, an additional $4.4 million was received from the side pocket.

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company’s fixed maturity and short-term investments.

Segment Reporting

Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot. For segmental reporting purposes, the results of IPC’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

Results of Operations

Validus Re commenced operations on December 16, 2005. On July 2, 2007, the Company acquired Talbot. On September 4, 2009, the Company acquired all of the outstanding shares of IPC. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.

The following table presents results of operations for the three months ended December 31, 2009 and 2008 and years ended December 31, 2009, 2008 and 2007:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2009(a)	2008	2009(a)	2008	2007(b)

Gross premiums written	$255,289	$191,736	$1,621,241	$1,362,484	$988,637
Reinsurance premiums ceded	(30,393)	(2,722)	(232,883)	(124,160)	(70,210)

Net premiums written	224,896	189,014	1,388,358	1,238,324	918,427
Change in unearned premiums	203,005	127,017	61,219	18,194	(60,348)

Net premiums earned	427,901	316,031	1,449,577	1,256,518	858,079
Losses and loss expenses	133,020	191,576	523,757	772,154	283,993
Policy acquisition costs	72,843	61,407	262,966	234,951	134,277
General and administrative expenses	60,253	22,809	185,568	123,948	97,765
Share compensation expenses	8,189	7,279	27,037	27,097	16,189

Total underwriting deductions	274,305	283,071	999,328	1,158,150	532,224
Underwriting income(c)	153,596	32,960	450,249	98,368	325,855
Net investment income	35,506	30,671	118,773	139,528	112,324
Other income	1,759	1,598	4,634	5,264	3,301
Finance expenses	(14,398)	(8,522)	(44,130)	(57,318)	(51,754)

Operating income before taxes(c)	176,463	56,707	529,526	185,842	389,726
Tax benefit (expense)	458	(5,796)	3,759	(10,788)	(1,505)

Net operating income(c)	176,921	50,911	533,285	175,054	388,221
Gain on bargain purchase, net of expenses	—	—	287,099	—	—
Realized gain on repurchase of debentures	4,444	—	4,444	8,752	—
Net realized gains (losses) on investments	9,099	6,757	(11,543)	(1,591)	1,608
Net unrealized (losses) gains on investments	(25,043)	(7,099)	84,796	(79,707)	12,364
Fair value of warrants issued	—	—	—	—	(2,893)
Aquiline termination fee	—	—	—	—	(3,000)
Foreign exchange gains (losses)	338	(13,554)	(674)	(49,397)	6,696

Net income (loss)	$165,759	$37,015	$897,407	$53,111	$402,996

Net premiums written / Gross premiums written	88.1%	98.6%	85.6%	90.9%	92.9%
Losses and loss expenses	31.1%	60.6%	36.1%	61.5%	33.1%
Policy acquisition costs	17.0%	19.4%	18.1%	18.7%	15.6%
General and administrative expenses	16.0%	9.5%	14.7%	12.0%	13.3%

Expense ratio	33.0%	28.9%	32.8%	30.7%	28.9%

Combined ratio	64.1%	89.5%	68.9%	92.2%	62.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

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

	Three Months Ended December 31,		Year Ended December 31,
	2009(a)	2008	2009(a)	2008	2007(b)

Validus Re
Gross premiums written	$33,694	$43,873	$768,084	$687,771	$702,098
Reinsurance premiums ceded	(652)	(1,696)	(95,446)	(62,933)	(68,842)

Net premiums written	33,042	42,177	672,638	624,838	633,256
Change in unearned premiums	224,596	122,191	122,912	28,693	(74,227)

Net premiums earned	257,638	164,368	795,550	653,531	559,029
Losses and loss expenses	44,134	95,972	186,704	420,645	175,538
Policy acquisition costs	37,088	28,011	127,433	100,243	70,323
General and administrative expenses	19,782	7,301	65,710	34,607	31,412
Share compensation expenses	2,590	2,197	7,576	6,829	4,013

Total underwriting deductions	103,594	133,481	387,423	562,324	281,286

Underwriting income(c)	154,044	30,887	408,127	91,207	277,743

Talbot
Gross premiums written	$229,548	$152,662	$919,906	$708,996	$286,539
Reinsurance premiums ceded	(37,694)	(5,825)	(204,186)	(95,510)	(1,368)

Net premiums written	191,854	146,837	715,720	613,486	285,171
Change in unearned premiums	(21,591)	4,826	(61,693)	(10,499)	13,879

Net premiums earned	170,263	151,663	654,027	602,987	299,050
Losses and loss expenses	88,886	95,604	337,053	351,509	108,455
Policy acquisition costs	37,555	33,560	139,932	135,017	63,954
General and administrative expenses	30,787	12,882	96,352	71,443	48,886
Share compensation expenses	1,367	1,436	7,171	4,702	1,709

Total underwriting deductions	158,595	143,482	580,508	562,671	223,004

Underwriting income(c)	11,668	8,181	73,519	40,316	76,046

Corporate & Eliminations
Gross premiums written	$(7,953)	$(4,799)	$(66,749)	$(34,283)	$—
Reinsurance premiums ceded	7,953	4,799	66,749	34,283	—

Net premiums written	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—

Net premiums earned	—	—	—	—	—
Losses and loss expenses	—	—	—	—	—
Policy acquisition costs	(1,800)	(164)	(4,399)	(309)	—
General and administrative expenses	9,684	2,626	23,506	17,898	17,467
Share compensation expenses	4,232	3,646	12,290	15,566	10,467

Total underwriting deductions	12,116	6,108	31,397	33,155	27,934

Underwriting (loss)(c)	(12,116)	(6,108)	(31,397)	(33,155)	(27,934)

Total underwriting income(c)	$153,596	$32,960	$450,249	$98,368	$325,855

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies.

These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Net income for the three months ended December 31, 2009 was $165.8 million compared to $37.0 million for the three months ended December 31, 2008, an increase of $128.7 million or 347.8%. The primary factors driving the increase in net income were:

•	Increase in underwriting income of $120.6 million due primarily to increased net premiums earned of $111.9 million and reduced losses and loss expenses of $58.6 million. For the three months ended December 31, 2008, the Company incurred losses of $77.2 million related to Hurricane Ike; and

•	Increased foreign exchange gains of $13.9 million due primarily to the stable major currency movements during the three months ended December 31, 2009, compared to fluctuations resulting in a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended December 31, 2008.

The items above were partially offset by the following factor:

•	Increase in net unrealized losses on investments of $17.9 million due to an upward shift in the yield curve during the three months ended December 31, 2009. The shift negatively affected the performance of the fixed income portfolio.

The change in net income for the three months ended December 31, 2009 of $128.7 million is described in the following table:

	Three Months Ended December 31, 2009
	Increase (decrease) over the Three Months Ended December 31, 2008(a)
			Corporate
			and Other
			Reconciling
	Validus Re	Talbot	Items	Total
	(Dollars in thousands)

Hurricanes Ike and Gustav — net losses and loss expenses(b)	$58,938	$18,257	$—	$77,195
Hurricanes Ike and Gustav — net reinstatement premiums(b)	(6,592)	(505)	—	(7,097)
Other underwriting income	70,811	(14,265)	(6,008)	50,538

Underwriting income(c)	123,157	3,487	(6,008)	120,636
Net investment income	4,726	223	(114)	4,835
Other income	1,951	1,187	(2,977)	161
Finance expenses	(317)	(5,507)	(52)	(5,876)

	129,517	(610)	(9,151)	119,756
Taxes	(46)	6,300	—	6,254

	129,471	5,690	(9,151)	126,010
Realized gain on repurchase of debentures	—	—	4,444	4,444
Net realized gains (losses) on investments	4,861	(2,519)	—	2,342
Net unrealized gains (losses) on investments	5,613	(23,557)	—	(17,944)
Foreign exchange gains	289	13,603	—	13,892

Change in net income	$140,234	$(6,783)	$(4,707)	$128,744

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	Hurricanes Ike and Gustav net losses and loss expenses and net reinstatement premiums recognized for the three months ended December 31, 2008; therefore, figures exclude loss development in subsequent periods.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written

Gross premiums written for the three months ended December 31, 2009 were $255.3 million compared to $191.7 million for the three months ended December 31, 2008, an increase of $63.6 million or 33.1%. The increase in gross premiums written was driven primarily by the property and specialty lines which increased by $20.0 million and $43.9 million, respectively. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change

Property	$65,453	25.6%	$45,410	23.7%	44.1%
Marine	60,659	23.8%	61,040	31.8%	(0.6)%
Specialty	129,177	50.6%	85,286	44.5%	51.5%

Total	$255,289	100.0%	$191,736	100.0%	33.1%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Validus Re.  Validus Re gross premiums written for the three months ended December 31, 2009 were $33.7 million compared to $43.9 million for the three months ended December 31, 2008, a decrease of $10.2 million or 23.2%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change

Property	$21,204	62.9%	$21,004	47.9%	1.0%
Marine	(1,060)	(3.1)%	5,799	13.2%	(118.3)%
Specialty	13,550	40.2%	17,070	38.9%	(20.6)%

Total	$33,694	100.0%	$43,873	100.0%	(23.2)%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

The decrease in Validus Re gross premiums written was driven primarily by decreases of $6.9 million and $3.5 million in the marine and specialty lines, respectively. The decrease in the marine line was due primarily to $2.4 million in non-recurring reinstatement premiums relating to Hurricane Ike losses in 2008. The marine premium was negative in the three months ended December 31, 2009 due to a reduction in earned premium estimates on proportional treaty business. The decrease in the specialty line was due primarily to the non-renewal of certain general aviation accounts totaling $4.6 million in which unfavorable changes in risk adjusted pricing did not meet Validus Re’s thresholds. Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot decreased by $1.8 million as compared to the three months ended December 31, 2008. The quota share, surplus treaty and excess of loss contracts with Talbot are eliminated upon consolidation.

Talbot.  Talbot gross premiums written for the three months ended December 31, 2009 were $229.5 million compared to $152.7 million for the three months ended December 31, 2008, an increase of $76.9 million or 50.4%.

Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change

Property	$50,933	22.2%	$29,159	19.1%	74.7%
Marine	62,697	27.3%	56,918	37.3%	10.2%
Specialty	115,918	50.5%	66,585	43.6%	74.1%

Total	$229,548	100.0%	$152,662	100.0%	50.4%

The increase in the property lines was due primarily to $22.3 million of gross premiums written on the onshore energy lines as well as increased gross premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 on the Latin America and Caribbean property treaty lines. The increase in the specialty lines was due primarily to $35.0 million of additional gross premiums written by the new aviation team.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended December 31, 2009 were $30.4 million compared to $2.7 million for the three months ended December 31, 2008, an increase of $27.7 million. Talbot increased its property and specialty ceded reinsurance premiums as described below.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change

Property	$12,858	42.3%	$(1,359)	(50.0)%	NM
Marine	3,042	10.0%	2,789	102.5%	9.1%
Specialty	14,493	47.7%	1,292	47.5%	NM

Total	$30,393	100.0%	$2,722	100.0%	NM

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Validus Re.  Validus Re reinsurance premiums ceded for the three months ended December 31, 2009 were $0.7 million compared to $1.7 million for the three months ended December 31, 2008, a decrease of $1.0 million.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change

Property	$459	70.4%	$(2,446)	(144.2)%	118.8%
Marine	(90)	(13.8)%	4,125	243.2%	(102.2)%
Specialty	283	43.4%	17	1.0%	NM

Total	$652	100.0%	$1,696	100.0%	(61.6)%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Talbot.  Talbot reinsurance premiums ceded for the three months ended December 31, 2009 were $37.7 million compared to $5.8 million for the three months ended December 31, 2008, an increase of $31.9 million or 547.1%.

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change

Property	$19,083	50.6%	$5,840	100.2%	226.8%
Marine	4,110	10.9%	341	5.9%	NM
Specialty	14,501	38.5%	(356)	(6.1)%	NM

Total	$37,694	100.0%	$5,825	100.0%	547.1%

The increase in Talbot reinsurance premiums ceded was driven primarily by an increase in reinsurance premiums ceded under the third party quota share, surplus treaty and excess of loss contracts on the property lines. This was due to increased premiums written through Talbot’s overseas offices and $11.7 million from premiums written under the new energy onshore account of which 60% is ceded under the third party quota share. Specialty reinsurance premiums ceded increased by $14.9 million primarily due to $12.3 million of reinsurance premium costs in respect of the new airline accounts.

Reinsurance premiums under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended December 31, 2009 were $8.0 million compared to $4.8 million for the three months ended December 31, 2008. The quota share, surplus treaty and excess of loss with Validus Re are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the three months ended December 31, 2009 were $224.9 million compared to $189.0 million for the three months ended December 31, 2008, an increase of $35.9 million, or 19.0%. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2009 and 2008 were 88.1% and 98.6%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change

Property	$52,595	23.4%	$46,769	24.8%	12.5%
Marine	57,617	25.6%	58,251	30.8%	(1.1)%
Specialty	114,684	51.0%	83,994	44.4%	36.5%

Total	$224,896	100.0%	$189,014	100.0%	19.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Validus Re.  Validus Re net premiums written for the three months ended December 31, 2009 were $33.0 million compared to $42.2 million for the three months ended December 31, 2008, a decrease of $9.1 million or 21.7%. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change

Property	$20,745	62.8%	$23,450	55.6%	(11.5)%
Marine	(970)	(2.9)%	1,674	4.0%	(157.9)%
Specialty	13,267	40.1%	17,053	40.4%	(22.2)%

Total	$33,042	100.0%	$42,177	100.0%	(21.7)%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

The decrease in Validus Re net premiums written was driven by a decrease in the property lines of $2.7 million as well as $2.6 million and $3.8 million decreases in the marine and specialty lines, respectively. The decrease in the marine line was due primarily to $2.4 million in non-recurring reinstatement premiums relating to Hurricane Ike losses in 2008, as discussed above. The decrease in the specialty line was due primarily to the non-renewal of certain general aviation accounts totaling $4.6 million in which unfavorable changes in risk adjusted pricing did not meet Validus Re’s thresholds, as discussed above. The ratios of net premiums written to gross premiums written were 98.1% and 96.1% for the three months ended December 31, 2009 and 2008, respectively.

Talbot.  Talbot net premiums written for the three months ended December 31, 2009 were $191.9 million compared to $146.8 million for the three months ended December 31, 2008, an increase of $45.0 million or 30.7%. Details of net premiums written by line of business are provided below:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change

Property	$31,850	16.6%	$23,319	15.9%	36.6%
Marine	58,587	30.5%	56,577	38.5%	3.6%
Specialty	101,417	52.9%	66,941	45.6%	51.5%

Total	$191,854	100.0%	$146,837	100.0%	30.7%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2009 and 2008 were 83.6% and 96.2%, respectively, reflecting the increase in related party reinsurance and quota share costs on the new onshore energy and aviation lines.

Change in Unearned Premiums

Change in unearned premiums for the three months ended December 31, 2009 was $203.0 million compared to $127.0 million for the three months ended December 31, 2008, a change of $76.0 million or 59.8%. The change was primarily due to the acquisition of IPC.

	Change in Unearned Premiums
	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2009(a)	December 31, 2008	% Change

Change in gross unearned premium	$238,460	$157,695	51.2%
Change in prepaid reinsurance premium	(35,455)	(30,678)	15.6%

Net change in unearned premium	$203,005	$127,017	59.8%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Validus Re.  Validus Re’s change in unearned premiums for the three months ended December 31, 2009 were $224.6 million compared to $122.2 million for the three months ended December 31, 2008, a change of $102.4 million or 83.8%. As discussed above, the increase in the change in unearned premium was due to the acquisition of IPC on September 4, 2009.

	Change in Unearned Premiums
	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2009(a)	December 31, 2008	% Change

Change in gross unearned premium	$251,205	$136,682	83.8%
Change in prepaid reinsurance premium	(26,609)	(14,491)	83.6%

Net change in unearned premium	$224,596	$122,191	83.8%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Talbot.  The Talbot change in unearned premiums for the three months ended December 31, 2009 was ($21.6) million compared to $4.8 million for the three months ended December 31, 2008, a change of $26.4 million, or 547.4%.

	Change in Unearned Premiums
	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008	% Change

Change in gross unearned premium	$(12,745)	$21,013	(160.7)%
Change in prepaid reinsurance premium	(8,846)	(16,187)	(45.4)%

Net change in unearned premium	$(21,591)	$4,826	(547.4)%

The change in gross unearned premiums is largely driven by seasonality of earnings and also as a result of the new premiums written by the onshore energy and aviation teams occurring during the three months ended December 31, 2009. The lower change in prepaid reinsurance premiums in the three months ended December 31, 2009 is reflective of the increased amounts of onshore energy exposures and premiums written by Validus Reaseguros, Inc., which have increased levels of ceded reinsurance. This results in less seasonality in the ceded reinsurance and hence a small change in prepaid reinsurance for the three months ended December 31, 2009.

Net Premiums Earned

Net premiums earned for the three months ended December 31, 2009 were $427.9 million compared to $316.0 million for the three months ended December 31, 2008, an increase of $111.9 million or 35.4%. The increase in net premiums earned was driven by increased net premiums earned of $93.3 million and $18.6 million in the Validus Re and Talbot segments, respectively.

The increase in net premiums earned was due primarily to $93.3 million of net premiums earned resulting from the acquisition of IPC.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change

Property	$240,787	56.3%	$145,752	46.2%	65.2%
Marine	93,693	21.9%	93,339	29.5%	0.4%
Specialty	93,421	21.8%	76,940	24.3%	21.4%

Total	$427,901	100.0%	$316,031	100.0%	35.4%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Validus Re.  Validus Re net premiums earned for the three months ended December 31, 2009 were $257.6 million compared to $164.4 million for the three months ended December 31, 2008, an increase of $93.3 million or, 56.7%. The increase in net premiums earned was due primarily to $93.3 million of net premiums earned resulting from the acquisition of IPC.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change

Property	$204,255	79.3%	$117,496	71.5%	73.8%
Marine	28,888	11.2%	29,371	17.9%	(1.6)%
Specialty	24,495	9.5%	17,501	10.6%	40.0%

Total	$257,638	100.0%	$164,368	100.0%	56.7%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

The increase in Validus Re net premiums earned was driven by an increase in the property lines of $86.8 million due primarily to $93.3 million of property net premiums earned resulting from the acquisition of IPC, as discussed above. The increase in specialty net premiums earned of $7.0 million was due to proportional risks attaching premiums from prior years which is generally earned over 24 months.

Talbot.  Talbot net premiums earned for the three months ended December 31, 2009 were $170.3 million compared to $151.7 million for the three months ended December 31, 2008, an increase of $18.6 million or 12.3%.

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change

Property	$36,532	21.5%	$28,256	18.6%	29.3%
Marine	64,805	38.1%	63,968	42.2%	1.3%
Specialty	68,926	40.4%	59,439	39.2%	16.0%

Total	$170,263	100.0%	$151,663	100.0%	12.3%

The increase in net premiums earned is due primarily to the contribution of net premiums written by the new aviation and onshore energy underwriting teams over the three months ended December 31, 2009, as compared with the three months ended December 31, 2008.

Losses and Loss Expenses

Losses and loss expenses for the three months ended December 31, 2009 were $133.0 million compared to $191.6 million for the three months ended December 31, 2008, a decrease of $58.6 million or 30.6%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended December 31, 2009 and 2008 were 31.1% and 60.6%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,	Percentage
	2009(a)	2008	Point Change

Property	12.5%	73.7%	(61.2)
Marine	58.0%	50.4%	7.6
Specialty	52.0%	48.3%	3.7
All lines	31.1%	60.6%	(29.5)

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. Consequently, 2008 data does not include IPC financial results.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended December 31, 2009:

	Three Months Ended December 31, 2009
(Dollars in thousands)	Validus	Talbot	Eliminations	Total

Gross reserves at period beginning	$783,235	$870,079	$(28,571)	$1,624,743
Losses recoverable at period beginning	(57,608)	(143,064)	28,571	(172,101)

Net reserves at period beginning	725,627	727,015	—	1,452,642
Incurred losses — current year	73,013	108,730	—	181,743
Incurred losses — change in prior accident years	(28,879)	(19,844)	—	(48,723)

Incurred losses	44,134	88,886	—	133,020
Paid losses	(76,764)	(67,286)	—	(144,050)
Foreign exchange	(295)	(948)	—	(1,243)

Net reserves at period end	692,702	747,667	—	1,440,369
Losses recoverable	49,808	156,319	(24,362)	181,765

Gross reserves at period end	$742,510	$903,986	$(24,362)	$1,622,134

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses incurred. Prior years favorable loss development totaled $48.7 million. The Company’s loss ratio benefited by 11.4 percentage points as a result of favorable loss development for the three months ended December 31, 2009. For the three months ended December 31, 2009, the Company incurred $5.7 million of losses attributable to the Dublin floods, which represented 1.3 percentage points of the loss ratio. For the three months ended December 31, 2008, the Company incurred $77.2 million of loss expense attributable to development of previously announced Hurricane Ike, which represented 24.4 percentage points of the loss ratio.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.

At December 31, 2009 and 2008, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended December 31, 2009.

	As at December 31, 2009
	Gross		Total Gross
	Case		Reserve for Losses
(Dollars in thousands)	Reserves	Gross IBNR	and Loss Expenses

Property	$365,858	$338,795	$704,653
Marine	321,844	254,056	575,900
Specialty	143,623	197,958	341,581

Total	$831,325	$790,809	$1,622,134

	As at December 31, 2009
			Total Net
			Reserve for Losses
(Dollars in thousands)	Net Case Reserves	Net IBNR	and Loss Expenses

Property	$359,657	$306,745	$666,402
Marine	259,617	232,105	491,722
Specialty	127,502	154,743	282,245

Total	$746,776	$693,593	$1,440,369

During the three months ended December 31, 2008, the Company incurred losses of $77.2 million related to the development of previously announced Hurricane Ike reserves, as detailed in the table below.

	Net	Net	Net
	Losses and Loss	Reinstatement	Effect on Net
(Dollars in thousands)	Expenses(a)	Premiums	Income(b)

Hurricane Ike
Validus Re
Property	$38,229	$(4,205)	$34,024
Marine	20,834	(2,387)	18,447
Specialty	(125)	—	(125)

All lines	58,938	(6,592)	52,346

Talbot
Property	16,354	(289)	16,065
Marine	1,903	(216)	1,687

All lines	18,257	(505)	17,752

Total
Property	54,583	(4,494)	50,089
Marine	22,737	(2,603)	20,134
Specialty	(125)	—	(125)

All lines	$77,195	$(7,097)	$70,098

(a)	Net of reinsurance.

(b)	Net effect on net income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.

Validus Re.  Validus Re losses and loss expenses for the three months ended December 31, 2009 were $44.1 million compared to $96.0 million for the three months ended December 31, 2008, a decrease of $51.8 million or 54.0%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 17.1% and 58.4% for the three months ended December 31, 2009 and 2008, respectively. For the three months ended December 31, 2009, Validus Re incurred $5.7 million of losses attributable to the Dublin floods, which represents 2.2 percentage points of the loss ratio. For the three months ended December 31, 2008, Validus Re incurred $58.9 million of losses attributable to Hurricane Ike, which represented 35.9 percentage points of the segment loss ratio. Validus Re segment loss ratios, excluding prior year development and loss events identified above, for the three months ended

December 31, 2009 and 2008 were 26.1% and 26.2%, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Three Months Ended December 31,		Percentage
	2009(a)	2008	Point Change

Property — current year	21.4%	59.4%	(38.0)
Property — change in prior accident years	(11.8)%	(2.9)%	(8.9)

Property — loss ratio	9.6%	56.5%	(46.9)
Marine — current year	53.3%	84.1%	(30.8)
Marine — change in prior accident years	(7.8)%	(10.8)%	3.0

Marine — loss ratio	45.5%	73.3%	(27.8)
Specialty — current year	56.9%	43.5%	13.4
Specialty — change in prior accident years	(10.4)%	2.5%	(12.9)

Specialty — loss ratio	46.5%	46.0%	0.5
All lines — current year	28.3%	62.1%	(33.8)
All lines — change in prior accident years	(11.2)%	(3.7)%	(7.5)

All lines — loss ratio	17.1%	58.4%	(41.3)

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

For the three months ended December 31, 2009, the property lines include $43.7 million related to current year losses and $24.1 million of favorable development relating to prior accident years. This favorable development is attributable principally to lower than expected claim development in the property classes, as well as reduced loss estimates for a number of catastrophe loss events. For the three months ended December 31, 2009, Validus Re’s property lines incurred $5.7 million of losses attributable to the Dublin floods, which represents 2.8 percentage points of the property lines’ loss ratio. For the three months ended December 31, 2008, Validus Re’s property line incurred $38.2 million losses attributable to Hurricane Ike, which represented 32.5 percentage points of the property lines’ loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the three months ended December 31, 2009 and 2008 were 18.6% and 26.9%, respectively.

For the three months ended December 31, 2009, the marine lines include $15.4 million related to current year losses and $2.2 million of favorable development relating to prior accident years. This favorable development is primarily attributable to lower than expected claims development. For the three months ended December 31, 2008, Validus Re’s marine lines incurred $20.8 million of losses attributable to Hurricane Ike, which represented 70.9 percentage points of the marine lines loss ratio. Validus Re marine line loss ratios, excluding prior year development and loss events identified above, for the three months ended December 31, 2009 and 2008 were 53.3% and 13.2%, respectively.

For the three months ended December 31, 2009, the specialty lines include $13.9 million related to current year losses and $2.5 million of favorable development relating to prior accident years. Validus Re specialty lines loss ratios, excluding prior year development, for the three months ended December 31, 2009 and 2008 were 56.9% and 43.5%, respectively.

Talbot.  Talbot losses and loss expenses for the three months ended December 31, 2009 were $88.9 million compared to $95.6 million for the three months ended December 31, 2008, a decrease of $6.7 million, or 7.0%. The loss ratio was 52.2% and 63.0% for the three months ended December 31, 2009 and 2008, respectively. For the three months ended December 31, 2009, Talbot did not experience any notable loss events. For the three months ended December 31, 2008, Talbot incurred $18.3 million of losses attributable to Hurricane Ike, which represented 12.1 percentage points of the segment loss ratio. For the three months ended December 31, 2009, $108.7 million of losses and loss expenses related to current year losses and $19.8 million related to favorable development of prior accident years. Talbot segment loss ratios, excluding the prior year development and loss events identified above, for the three months ended December 31, 2009 and 2008 were 63.9 and 59.9, respectively. Details of loss ratios by line of business and calendar period are provided below.

	Three Months Ended December 31,		Percentage
	2009	2008	Point Change

Property — current year	51.0%	142.5%	(91.5)
Property — change in prior accident years	(22.2)%	2.5%	(24.7)

Property — loss ratio	28.8%	145.0%	(116.2)
Marine — current year	81.3%	54.7%	26.6
Marine — change in prior accident years	(17.8)%	(14.9)%	(2.9)

Marine — loss ratio	63.5%	39.8%	23.7
Specialty — current year	54.2%	57.0%	(2.8)
Specialty — change in prior accident years	(0.3)%	(8.0)%	7.7

Specialty — loss ratio	53.9%	49.0%	4.9
All lines — current year	63.9%	72.0%	(8.1)
All lines — change in prior accident years	(11.7)%	(9.0)%	(2.7)

All lines — loss ratio	52.2%	63.0%	(10.8)

For the three months ended December 31, 2009, the property lines include $18.6 million related to current year losses and $8.1 million of favorable development relating to prior accident years. For the three months ended December 31, 2008, Talbot’s property lines incurred $16.4 million of losses attributable to Hurricane Ike, which represented 57.9 percentage points of the property lines’ loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the three months ended December 31, 2009 and 2008 were 51.0% and 84.6%, respectively.

For the three months ended December 31, 2009, the marine lines include $52.7 million related to current year and $11.6 million of favorable development relating to prior accident years. For the three months ended December 31, 2008, Talbot’s marine lines incurred $2.0 million of losses attributable to Hurricane Ike, which represented 3.0 percentage points of the marine lines’ loss ratio. Talbot marine line loss ratios, excluding prior year development and the loss events identified above, for the three months ended December 31, 2009 and 2008 were 81.3% and 51.8%, respectively.

For the three months ended December 31, 2009, the specialty lines include $37.4 million relating to current year losses and $0.2 million due to favorable development on prior accident years. Talbot specialty lines’ loss ratios, excluding prior year development, for the three months ended December 31, 2009 and 2008 were 54.2% and 57.0%, respectively.

Policy Acquisition Costs

Policy acquisition costs for the three months ended December 31, 2009 were $72.8 million compared to $61.4 million for the three months ended December 31, 2008, an increase of $11.4 million or 18.6%. Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2009 and 2008 were 17.0% and 19.4%, respectively.

	Three Months Ended			Three Months Ended
	December 31, 2009(a)			December 31, 2008
	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Costs	Costs (%)	Ratio	Costs	Costs (%)	Ratio	% Change

Property	$31,694	43.5%	13.2%	$26,197	42.7%	18.0%	21.0%
Marine	21,780	29.9%	23.2%	18,432	30.0%	19.7%	18.2%
Specialty	19,369	26.6%	20.7%	16,778	27.3%	21.8%	15.4%

Total	$72,843	100.0%	17.0%	$61,407	100.0%	19.4%	18.6%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Validus Re.  Validus Re policy acquisition costs for the three months ended December 31, 2009 were $37.1 million compared to $28.0 million for the three months ended December 31, 2008, an increase of $9.1 million or 32.4%.

	Three Months Ended			Three Months Ended
	December 31, 2009(a)			December 31, 2008
	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Costs	Costs (%)	Ratio	Costs	Costs (%)	Ratio	% Change

Property	$27,463	74.0%	13.4%	$21,279	75.9%	18.1%	29.1%
Marine	5,257	14.2%	18.2%	4,222	15.1%	14.4%	24.5%
Specialty	4,368	11.8%	17.8%	2,510	9.0%	14.3%	74.0%

Total	$37,088	100.0%	14.4%	$28,011	100.0%	17.0%	32.4%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms. They are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2009 and 2008 were 14.4% and 17.0%, respectively. The policy acquisition ratio decreased on the property line as a result on non renewal of a few proportional loss contracts with a high portion of policy acquisition costs. The policy acquisition ratio increased on the marine and specialty lines due primarily to the effects of Hurricanes Ike and Gustav reinstatement premiums earned without related policy acquisition costs for three months ended December 31, 2008.

Talbot.  Talbot policy acquisition costs for the three months ended December 31, 2009 were $37.6 million compared to $33.6 million for the three months ended December 31, 2008, an increase of $4.0 million or 11.9%.

	Three Months Ended			Three Months Ended
	December 31, 2009			December 31, 2008
	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Costs	Costs (%)	Ratio	Costs	Costs (%)	Ratio	% Change

Property	$6,031	16.1%	16.5%	$5,082	15.2%	18.0%	18.7%
Marine	16,523	44.0%	25.5%	14,210	42.3%	22.2%	16.3%
Specialty	15,001	39.9%	21.8%	14,268	42.5%	24.0%	5.1%

Total	$37,555	100.0%	22.1%	$33,560	100.0%	22.1%	11.9%

Policy acquisition costs as a percent of net premiums earned were 22.1% and 22.1%, respectively, for the three months ended December 31, 2009 and 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2009 were $60.3 million compared to $22.8 million for the three months ended December 31, 2008, an increase of $37.4 million or 164.2%. The increase was a result of increased expenses in both the Validus Re and Talbot segments.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses(a)	Expenses (%)	Expenses	Expenses (%)	% Change

Validus Re	$19,782	32.8%	$7,301	32.0%	170.9%
Talbot	30,787	51.1%	12,882	56.5%	139.0%
Corporate & Eliminations	9,684	16.1%	2,626	11.5%	268.8%

Total	$60,253	100.0%	$22,809	100.0%	164.2%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

General and administrative expense ratios for the three months ended December 31, 2009 and 2008 was 16.0% and 9.5%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
		Expenses as% of		Expenses as% of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums

General and Administrative	$60,253	14.1%	$22,809	7.2%
Share Compensation	8,189	1.9%	7,279	2.3%

Total	$68,442	16.0%	$30,088	9.5%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

General and administrative expenses of $60.3 million in the three months ended December 31, 2009 represents 14.1 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re.  Validus Re general and administrative expenses for the three months ended December 31, 2009 were $19.8 million compared to $7.3 million for the three months ended December 31, 2008, an increase of $12.5 million or 170.9%. General and administrative expenses have increased primarily as a result of the associated costs from the acquisition of IPC, including increased headcount as well as additional rent and office costs. The Validus Re segment headcount increased to 133 at December 31, 2009 from 91 at December 31, 2008. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2009 and 2008 were 7.7% and 4.4%, respectively.

Talbot.  Talbot general and administrative expenses for the three months ended December 31, 2009 were $30.8 million compared to $12.9 million for the three months ended December 31, 2008, an increase of $17.9 million or 139.0%. General and administrative expenses have increased primarily as a result of the increase in staff to 238 at December 31, 2009 from 182 at December 31, 2008 and expenses related to the new onshore energy and aviation underwriting teams. In addition to increased staff costs, Talbot rent and office expenses increased by $5.9 million for three months ended December 31, 2009 due to a 2009 office move, including a $4.2 million provision for the deficiency between the expected costs incurred up to the expiry of the previous office lease and any recoveries under potential sub-leases. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2009 and 2008 were 18.1% and 8.5%, respectively.

Corporate & Eliminations.  Corporate general and administrative expenses for the three months ended December 31, 2009 were $9.7 million compared to $2.6 million for the three months ended December 31, 2008, an increase of $7.1 million or 268.8%. General and administrative expenses have increased primarily as a result of an additional accrual for the performance bonus for the three months ended December 31, 2009 compared to a reduction in the performance bonus accrual for the three months ended December 31, 2008. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expense

Share compensation expense for the three months ended December 31, 2009 was $8.2 million compared to $7.3 million for the three months ended December 31, 2008, an increase of $0.9 million or 12.5%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	December 31, 2009(a)		December 31, 2008
	Shared	Shared	Shared	Shared
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expense	Expense (%)	Expense	Expense (%)	% Change

Validus Re	$2,590	31.6%	$2,197	30.2%	17.9%
Talbot	1,367	16.7%	1,436	19.7%	(4.8)%
Corporate & Eliminations	4,232	51.7%	3,646	50.1%	16.1%

Total	$8,189	100.0%	$7,279	100.0%	12.5%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Share compensation expense of $8.2 million in the three months ended December 31, 2009 represents 1.9 percentage points of the general and administrative expense ratio.

Validus Re.  Validus Re share compensation expense for the three months ended December 31, 2009 was $2.6 million compared to $2.2 million for the three months ended December 31, 2008. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2009 and 2008 were 1.0% and 1.3%, respectively.

Talbot.  Talbot share compensation expense for the three months ended December 31, 2009 was $1.4 million compared to $1.4 million for the three months ended December 31, 2008. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2009 and 2008 was 0.8% and 0.9%, respectively.

Corporate & Eliminations.  Corporate share compensation expense for the three months ended December 31, 2009 was $4.2 million compared to $3.6 million for the three months ended December 31, 2008, an increase of $0.6 million or 16.1%. This increase was due primarily to several share award issuances that vested during the three months ended December 31, 2008 and therefore had no further amortization expense during the three months ended December 31, 2009.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended December 31, 2009 and 2008:

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2009(a)	December 31, 2008	Point Change

Losses and loss expenses ratio	31.1%	60.6%	(29.5)
Policy acquisition cost ratio	17.0%	19.4%	(2.4)
General and administrative expense ratio(b)	16.0%	9.5%	6.5

Expense ratio	33.0%	28.9%	4.1

Combined ratio	64.1%	89.5%	(25.4)

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2009(a)	December 31, 2008	Point Change

Validus Re
Losses and loss expenses ratio	17.1%	58.4%	(41.3)
Policy acquisition cost ratio	14.4%	17.0%	(2.6)
General and administrative expense ratio(b)	8.7%	5.8%	2.9

Expense ratio	23.1%	22.8%	0.3

Combined ratio	40.2%	81.2%	(41.0)

	Three Months Ended	Three Months Ended	Percentage
	December 31, 2009	December 31, 2008	Point Change

Talbot
Losses and loss expenses ratio	52.2%	63.0%	(10.8)
Policy acquisition cost ratio	22.1%	22.1%	(0.0)
General and administrative expense ratio(b)	18.9%	9.4%	9.5

Expense ratio	41.0%	31.5%	9.5

Combined ratio	93.2%	94.5%	(1.3)

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	Includes general and administrative expense and share compensation expense.

Underwriting Income

Underwriting income for the three months ended December 31, 2009 was $153.6 million compared to $33.0 million for the three months ended December 31, 2008, an increase of $120.6 million, or 366.0%.

	Three Months Ended December 31,
		% of Sub		% of Sub
(Dollars in thousands)	2009(a)	Total	2008	Total	% Change

Validus Re	$154,044	93.0%	$30,887	79.1%	398.7%
Talbot	11,668	7.0%	8,181	20.9%	42.6%

Sub total	165,712	100.0%	39,068	100.0%	324.2%

Corporate & Eliminations	(12,116)		(6,108)		(98.4)%

Total	$153,596		$32,960		366.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2009(a)	December 31, 2008

Underwriting income	$153,596	$32,960
Net investment income	35,506	30,671
Other income	1,759	1,598
Finance expenses	(14,398)	(8,522)
Realized gain on repurchase of debentures	4,444	—
Net realized gains on investments	9,099	6,757
Net unrealized (losses) on investments	(25,043)	(7,099)
Foreign exchange gains (losses)	338	(13,554)

Net income before taxes	$165,301	$42,811

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

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

Net Investment Income

Net investment income for the three months ended December 31, 2009 was $35.5 million compared to $30.7 million for the three months ended December 31, 2008, an increase of $4.8 million or 15.8%. Net investment income increased due primarily to a larger fixed maturity portfolio post-IPC acquisition. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended December 31, 2009 and 2008 are as presented below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2009(a)	December 31, 2008	% Change

Fixed maturities and short-term investments	$35,290	$29,035	21.5%
Cash and cash equivalents	751	1,892	(60.3)%
Securities lending income	89	625	(85.8)%

Gross investment income	36,130	31,552	14.5%
Investment expenses	(624)	(881)	(29.2)%

Net investment income	$35,506	$30,671	15.8%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three months ended December 31, 2009 and 2008 were $0.5 million and $0.4 million, respectively. Investment management fees earned by GSAM for the three months ended December 31, 2009 and 2008 were $0.2 million and $0.4 million, respectively. The Company entered into investment management agreements during the three months ended December 31, 2009 with each of Conning, Inc. (“Conning”) and Pinebridge Investments Europe Ltd. On June 16, 2009, Aquiline Capital Partners LLC (“Aquiline”), a major shareholder of the Company, acquired Conning. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.47% and 3.75% for the three months ended December 31, 2009 and 2008, respectively, and the average duration at December 31, 2009 was 2.2 years (December 31, 2008 — 1.8 years).

Other Income

Other income for the three months ended December 31, 2009 was $1.8 million compared to $1.6 million for the three months ended December 31, 2008, an increase of $0.2 million or 10.1%.

Finance Expenses

Finance expenses for the three months ended December 31, 2009 were $14.4 million compared to $8.5 million for the three months ended December 31, 2008, an increase of $5.9 million or 69.0%. The increase was primarily a result of a $5.1 million increase in Talbot third party FAL expense.

Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Three Months Ended December 31,
(Dollars in thousands)	2009(a)	2008	% Change

9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	0.0%
8.480% Junior Subordinated Deferrable Debentures	2,688	3,187	(15.7)%
Credit facilities	1,084	218	397.2%
Talbot FAL facilities	375	86	336.0%
Talbot other interest	—	(105)	NM
Talbot third party FAL facility	6,662	1,547	330.6%

Finance expenses	$14,398	$8,522	69.0%

NM:	Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

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

The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Three Months Ended December 31,
					FAL Finance Charges as
			Total Syndicate		% of Total
	FAL Finance Charges		Profit		Syndicate Profit
Underwriting Year of Account	2009	2008	2009	2008	2009	2008(1)
(Dollars in thousands)

2006(1)	$—	$3,873	$—	$14,765	NM	26.2%
2007	5,203	(2,326)	17,302	372	30.1%	(625.3)%
2008	—	—	(5,265)	10,495	NM	NM
2009	—	—	10,420	—	NM	NM
NIC Capital agreement	1,459	—	—	—	NM	NM

Total	$6,662	$1,547	$22,457	$25,632	29.7%	6.0%

Percentage excluding years in deficit					24.0%	6.0%

(1)	The earliest year of account includes the run-off of prior (closed) years of account.

NM:	Not Meaningful

FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended December 31, 2009 were $6.7 million compared to $1.5 million for the three months ended December 31, 2008, an increase of $5.1 million. This increase was due to the increase of FAL finance charges related to the 2007 year of account, which was closed in the three months ended December 31, 2009. The Talbot group has entered into an agreement with National Indemnity Corporation (“NIC”), whereby NIC, in the past, provided letters of credit to support the group’s underwriting. Part of the agreement stipulates that part of the reinsurance to close premium in respect of the 2006 year of account will be made available to NIC, at NIC’s option, as a limited quota share agreement. The portion that shall be offered is the amount of support provided by NIC for the 2006 year of account divided by the overall support provided for that year.

Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008

Total syndicate profit	$22,457	$25,632
FAL Finance expenses	(6,662)	(1,547)
Managing agent’s fee(1)	2,727	1,889
Managing agent’s profit commission(2)	3,567	8,892
Investment income(3)	5,281	(468)
Other segment operating expenses, net	(13,460)	(7,335)
Share compensation expenses	(1,367)	(1,436)
Intangible amortization expenses	(1,040)	(1,041)
Income tax benefit (expense)	514	(5,786)

Talbot segment net income	$12,017	$18,800

(1)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(2)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(3)	On FAL and on non-syndicate cash balances.

Tax Benefit (Expense)

Tax benefit for the three months ended December 31, 2009 was $0.5 million compared to an (expense) of ($5.8) million for the three months ended December 31, 2008, a change of $6.3 million. The tax benefit is primarily due to the Talbot segment and was due to expenses incurred in the fourth quarter in respect of the performance related bonus together with tax relief on stock compensation costs. This was offset by tax on profit commission earned by the managing agent. The tax charge in 2008 was largely due to tax on profit commissions.

Realized Gain on Repurchase of Debentures

On December 1, 2009, the Company repurchased from an unaffiliated financial institution $14.5 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $9.9 million plus accrued and unpaid interest of $0.3 million. The repurchase resulted in the recognition of a realized gain of $4.4 million for the three months ended December 31, 2009.

Net Realized Gains (Losses) on Investments

Net realized gains on investments for the three months ended December 31, 2009 were $9.1 million compared to gains of $6.8 million for the three months ended December 31, 2008. The net realized gains for the three months ended December 31, 2009 resulted primarily from the disposition of fixed maturities during the restructure of the IPC investment portfolio.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on investments for the three months ended December 31, 2009 were ($25.0) million compared to losses of ($7.1) million for the three months ended December 31, 2008. The net unrealized losses in the three months ended December 31, 2009 were due to an upward shift in the yield curve during the three months ended December 31, 2009. The shift negatively affected the performance of the fixed maturity portfolio.

The net unrealized gains on investments for the three months ended December 31, 2009 included a $0.7 million unrealized gain on the fund of hedge funds purchased in the IPC Acquisition. The fund of hedge funds was included in other investments on the balance sheet as at December 31, 2009.

Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $6.4 million increase in net unrealized loss on investments for the three months ended December 31, 2009. Further details are provided in the Investments section below.

Foreign Exchange Gains (Losses)

Foreign exchange gains (losses) for the three months ended December 31, 2009 were $0.3 million compared to ($13.6) million for the three months ended December 31, 2008, an increase of $13.9 million. The decrease in foreign exchange (losses) was due primarily to the stable major currency movements during the three months ended December 31, 2009, compared to fluctuations resulting in a decline in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended December 31, 2008. For the three months ended December 31, 2009, Validus Re recognized foreign exchange losses of $0.8 million. For the three months ended December 31, 2009, Talbot segment foreign exchange gains were $1.1 million compared to losses of $12.5 million for the three months ended December 31, 2008, an increase of $13.6 million. The British pound sterling to U.S. dollar exchange rates were 1.60 and 1.59 at September 30, 2009 and December 31, 2009, respectively. In the prior year, the British pound sterling to U.S. dollar exchange rates were 1.78 and 1.44 at September 30, 2008 and December 31, 2008, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

At December 31, 2009, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $81.4 million and $17.5 million. This net balance of $63.9 million consisted of British pounds sterling and Canadian dollars of $56.8 million and $7.1 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

The following table presents results of operations for the three months ended December 31, 2009 and 2008 and years ended December 31, 2009, 2008 and 2007:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2009(a)	2008	2009(a)	2008	2007(b)

Gross premiums written	$255,289	$191,736	$1,621,241	$1,362,484	$988,637
Reinsurance premiums ceded	(30,393)	(2,722)	(232,883)	(124,160)	(70,210)

Net premiums written	224,896	189,014	1,388,358	1,238,324	918,427
Change in unearned premiums	203,005	127,017	61,219	18,194	(60,348)

Net premiums earned	427,901	316,031	1,449,577	1,256,518	858,079
Losses and loss expenses	133,020	191,576	523,757	772,154	283,993
Policy acquisition costs	72,843	61,407	262,966	234,951	134,277
General and administrative expenses	60,253	22,809	185,568	123,948	97,765
Share compensation expenses	8,189	7,279	27,037	27,097	16,189

Total underwriting deductions	274,305	283,071	999,328	1,158,150	532,224
Underwriting income(c)	153,596	32,960	450,249	98,368	325,855
Net investment income	35,506	30,671	118,773	139,528	112,324
Other income	1,759	1,598	4,634	5,264	3,301
Finance expenses	(14,398)	(8,522)	(44,130)	(57,318)	(51,754)

Operating income before taxes(c)	176,463	56,707	529,526	185,842	389,726
Tax benefit (expense)	458	(5,796)	3,759	(10,788)	(1,505)

Net operating income(c)	176,921	50,911	533,285	175,054	388,221
Gain on bargain purchase, net of expenses	—	—	287,099	—	—
Realized gain on repurchase of debentures	4,444	—	4,444	8,752	—
Net realized gains (losses) on investments	9,099	6,757	(11,543)	(1,591)	1,608
Net unrealized (losses) gains on investments	(25,043)	(7,099)	84,796	(79,707)	12,364
Fair value of warrants issued	—	—	—	—	(2,893)
Aquiline termination fee	—	—	—	—	(3,000)
Foreign exchange gains (losses)	338	(13,554)	(674)	(49,397)	6,696

Net income	$165,759	$37,015	$897,407	$53,111	$402,996

Net premiums written / Gross premiums written	88.1%	98.6%	85.6%	90.9%	92.9%
Losses and loss expenses	31.1%	60.6%	36.1%	61.5%	33.1%
Policy acquisition costs	17.0%	19.4%	18.1%	18.7%	15.6%
General and administrative expenses	16.0%	9.5%	14.7%	12.0%	13.3%

Expense ratio	33.0%	28.9%	32.8%	30.7%	28.9%

Combined ratio	64.1%	89.5%	68.9%	92.2%	62.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

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

	Three Months Ended December 31,		Year Ended December 31,
	2009(a)	2008	2009(a)	2008	2007(b)

Validus Re
Gross premiums written	$33,694	$43,873	$768,084	$687,771	$702,098
Reinsurance premiums ceded	(652)	(1,696)	(95,446)	(62,933)	(68,842)

Net premiums written	33,042	42,177	672,638	624,838	633,256
Change in unearned premiums	224,596	122,191	122,912	28,693	(74,227)

Net premiums earned	257,638	164,368	795,550	653,531	559,029
Losses and loss expenses	44,134	95,972	186,704	420,645	175,538
Policy acquisition costs	37,088	28,011	127,433	100,243	70,323
General and administrative expenses	19,782	7,301	65,710	34,607	31,412
Share compensation expenses	2,590	2,197	7,576	6,829	4,013

Total underwriting deductions	103,594	133,481	387,423	562,324	281,286

Underwriting income(c)	154,044	30,887	408,127	91,207	277,743

Talbot
Gross premiums written	$229,548	$152,662	$919,906	$708,996	$286,539
Reinsurance premiums ceded	(37,694)	(5,825)	(204,186)	(95,510)	(1,368)

Net premiums written	191,854	146,837	715,720	613,486	285,171
Change in unearned premiums	(21,591)	4,826	(61,693)	(10,499)	13,879

Net premiums earned	170,263	151,663	654,027	602,987	299,050
Losses and loss expenses	88,886	95,604	337,053	351,509	108,455
Policy acquisition costs	37,555	33,560	139,932	135,017	63,954
General and administrative expenses	30,787	12,882	96,352	71,443	48,886
Share compensation expenses	1,367	1,436	7,171	4,702	1,709

Total underwriting deductions	158,595	143,482	580,508	562,671	223,004

Underwriting income(c)	11,668	8,181	73,519	40,316	76,046

Corporate & Eliminations
Gross premiums written	$(7,953)	$(4,799)	$(66,749)	$(34,283)	$—
Reinsurance premiums ceded	7,953	4,799	66,749	34,283	—

Net premiums written	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—

Net premiums earned	—	—	—	—	—
Losses and loss expenses	—	—	—	—	—
Policy acquisition costs	(1,800)	(164)	(4,399)	(309)	—
General and administrative expenses	9,684	2,626	23,506	17,898	17,467
Share compensation expenses	4,232	3,646	12,290	15,566	10,467

Total underwriting deductions	12,116	6,108	31,397	33,155	27,934

Underwriting (loss)(c)	(12,116)	(6,108)	(31,397)	(33,155)	(27,934)

Total underwriting income(c)	$153,596	$32,960	$450,249	$98,368	$325,855

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S.

GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Year ended December 31, 2009 compared to year ended December 31, 2008

Net income for the year ended December 31, 2009 was $897.4 million compared to net income of $53.1 million for the year ended December 31, 2008, an increase of $844.3 million. The primary factors driving the increase in net income were:

•	Increase in underwriting income of $351.9 million due primarily to reduced losses and loss expenses of $248.4 million and increased net premiums earned of $193.1 million. For the year ended December 31, 2008, the Company incurred losses of $260.6 million and $22.1 million, respectively, as a result of Hurricanes Ike and Gustav;

•	Gain on bargain purchase, net of expenses of $287.1 million on the IPC Acquisition;

•	Increase in net unrealized gains on investments of $164.5 million due to improved market conditions for fixed income securities;

•	Decreased in foreign exchange (losses) of $48.7 million was due to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Foreign exchange (losses) for the year ended December 31, 2009 were ($0.7) million, as compared to ($49.4) million for the year ended December 31, 2008; and

•	Reduced finance expenses of $13.2 million due to reduced FAL costs.

The items above were partially offset by the following factor:

•	Decrease in net investment income of $20.8 million due to lower yields on cash and fixed income investments.

The change in net income for the year ended December 31, 2009 of $844.3 million is described in the following table:

	Year Ended December 31, 2009
	Increase (decrease) over
	the Year Ended December 31, 2008(a)
			Corporate
			and Other
			Reconciling
(Dollars in thousands)	Validus Re	Talbot	Items	Total

Hurricanes Ike and Gustav — net losses and loss expenses	$231,573	$51,135	$—	$282,708
Hurricanes Ike and Gustav — net reinstatement premiums	(25,860)	(897)	—	(26,757)
Other underwriting income	111,207	(17,035)	1,758	95,930

Underwriting income	316,920	33,203	1,758	351,881
Net investment income	(7,021)	(11,406)	(2,328)	(20,755)
Other income	4,840	(39)	(5,431)	(630)
Finance expenses	(895)	12,626	1,457	13,188

	313,844	34,384	(4,544)	343,684
Taxes	(75)	14,622	—	14,547

	313,769	49,006	(4,544)	358,231
Gain on bargain purchase, net of expenses(b)	—	—	287,099	287,099
Realized gain on repurchase of debentures	—	—	(4,308)	(4,308)
Net realized gains (losses) on investments	4,290	(14,242)	—	(9,952)
Net unrealized gains on investments	159,923	4,580	—	164,503
Foreign exchange gains	15,295	33,372	56	48,723

Change in net income	$493,277	$72,716	$278,303	$844,296

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	Hurricanes Ike and Gustav net losses and loss expenses and net reinstatement premiums recognized for the year ended December 31, 2008; therefore, figures exclude loss development in subsequent periods.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written

Gross premiums written for the year ended December 31, 2009 were $1,621.2 million compared to $1,362.5 million for the year ended December 31, 2008, an increase of $258.8 million or 19.0%. The increase in gross premiums written was driven primarily by the property and specialty lines which increased by $121.3 million and $87.4 million, respectively. Both the Validus Re and Talbot segments saw increases in gross premiums written in all three lines. Details of gross premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$744,660	45.9%	$623,386	45.8%	$547,552	55.3%
Marine	446,962	27.6%	396,897	29.1%	250,732	25.4%
Specialty	429,619	26.5%	342,201	25.1%	190,353	19.3%

Total	$1,621,241	100.0%	$1,362,484	100.0%	$988,637	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re gross premiums written for the year ended December 31, 2009 were $768.1 million compared to $687.8 million for the year ended December 31, 2008, an increase of $80.3 million or 11.7%. Details of Validus Re gross premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$520,347	67.7%	$492,967	71.7%	$498,375	71.0%
Marine	152,853	19.9%	117,744	17.1%	136,710	19.5%
Specialty	94,884	12.4%	77,060	11.2%	67,013	9.5%

Total	$768,084	100.0%	$687,771	100.0%	$702,098	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Validus Re gross premiums written increased across the property, marine and specialty lines by $27.4 million, $35.1 million and $17.8 million, respectively. The increase in the property line was due primarily to gross premiums written on various new contracts where favorable changes in risk adjusted pricing met Validus Re’s thresholds and rate increases on existing business, offset by a $19.4 million decrease in reinstatement premiums relating to Hurricanes Ike and Gustav. The increase in the marine line was due primarily to additional gross premiums written on proportional contracts where underlying insurance coverage terms have become more favorable. The gross and net amount of reinsurance limits exposed in the Gulf of Mexico have been reduced in 2009 despite the increased gross premiums written, due to more restrictive coverage terms and, in the case of gross limits, the non-renewal of the Company’s collateralized quota share facility. The property, marine and specialty lines also benefited from $23.9 million, $5.6 million and $3.0 million, respectively, of increased gross premiums written as a result of Talbot quota share, surplus treaty and excess of loss contracts. The quota share, surplus treaty and excess of loss contracts with Talbot are eliminated upon consolidation.

Talbot.  Talbot gross premiums written for the year ended December 31, 2009 were $919.9 million compared to $709.0 million for the year ended December 31, 2008, an increase of $210.9 million or 29.7%. Details of Talbot gross premiums written are provided below:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007(a)
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$269,583	29.3%	$152,143	21.5%	$151,245	22.0%
Marine	307,385	33.4%	287,696	40.5%	264,008	38.4%
Specialty	342,938	37.3%	269,157	38.0%	272,472	39.6%

Total	$919,906	100.0%	$708,996	100.0%	$687,725	100.0%

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

The increase in the property lines was due primarily to $96.8 million of gross premiums written in the onshore energy lines and a $24.0 million increase in premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting the Latin American and Caribbean markets, and commenced operations during 2008. The increase in the marine lines was primarily due to $10.0 million in additional gross premiums written on the offshore energy lines and $10.2 million in additional gross premiums written on marine treaty resulting from an increase in clients in new territories. The increase in the specialty lines was due primarily to $55.0 million of additional gross premiums written by the new aviation team.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the year ended December 31, 2009 were $232.9 million compared to $124.2 million for the year ended December 31, 2008, an increase of $108.7 million, or 87.6%. This was due primarily to an increase of $103.6 million on the property lines retrocession as described below.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	Ceded	Ceded (%)

Property	$149,979	64.4%	$46,360	37.4%	$35,689	50.9%
Marine	31,140	13.4%	39,406	31.7%	32,808	46.7%
Specialty	51,764	22.2%	38,394	30.9%	1,713	2.4%

Total	$232,883	100.0%	$124,160	100.0%	$70,210	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re reinsurance premiums ceded for the year ended December 31, 2009 were $95.4 million compared to $62.9 million for the year ended December 31, 2008, an increase of $32.5 million, or 51.7%.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007
	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	Ceded	Ceded (%)

Property	$80,475	84.3%	$34,712	55.2%	$34,609	50.3%
Marine	13,120	13.7%	27,652	43.9%	31,768	46.1%
Specialty	1,851	2.0%	569	0.9%	2,465	3.6%

Total	$95,446	100.0%	$62,933	100.0%	$68,842	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Reinsurance premiums ceded on the property lines increased by $45.8 million, due primarily to the purchase of an additional $34.0 million of catastrophe retrocessional coverage for IPC’s U.S. property exposures. The $14.5 million decrease in the marine line was due primarily to the nonrenewal during 2009 of a collateralized quota share retrocession treaty, pursuant to which Validus Re ceded $27.7 million for the year ended December 31, 2008.

Talbot.  Talbot reinsurance premiums ceded for the year ended December 31, 2009 were $204.2 million compared to $95.5 million for the year ended December 31, 2008, an increase of $108.7 million.

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007(a)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	Ceded	Ceded (%)

Property	$114,774	56.2%	$33,372	34.9%	$24,497	27.2%
Marine	31,296	15.3%	20,297	21.3%	21,001	23.4%
Specialty	58,116	28.5%	41,841	43.8%	44,369	49.4%

Total	$204,186	100.0%	$95,510	100.0%	$89,867	100.0%

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

Property reinsurance premiums ceded on the onshore energy lines increased by $58.0 million. Reinsurance ceded under the third party quota share, surplus treaty and excess of loss contracts on the property lines increased by $59.4 million compared to the twelve months ended December 31, 2008. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the twelve months ended December 31, 2009 were $66.7 million compared to $35.1 million for the twelve months ended December 31, 2008, an increase of $31.6 million. The quota share, surplus treaty and excess of loss contracts with Validus Re are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the year ended December 31, 2009 were $1,388.4 million compared to $1,238.3 million for the year ended December 31, 2008, an increase of $150.0 million, or 12.1%. The ratios of net premiums written to gross premiums written for the year ended December 31, 2009 and 2008 were 85.6% and 90.9%, respectively. Details of net premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
	Net	Net	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$594,681	42.8%	$577,026	46.6%	$511,863	55.8%
Marine	415,822	30.0%	357,491	28.9%	217,924	23.7%
Specialty	377,855	27.2%	303,807	24.5%	188,640	20.5%

Total	$1,388,358	100.0%	$1,238,324	100.0%	$918,427	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Premium rates in most lines have increased during the year ended December 31, 2009 as compared to the same period in 2008. As a result of the Company’s strategy to grow premiums written only when returns meet or exceed internal requirements, net premiums written have increased compared with the year ended December 31, 2008.

Validus Re.  Validus Re net premiums written for the year ended December 31, 2009 were $672.6 million compared to $624.8 million for the year ended December 31, 2008, an increase of $47.8 million or 7.6%. Details of net premiums written by line of business are provided below.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007
	Net	Net	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$439,872	65.4%	$458,255	73.4%	$463,766	73.2%
Marine	139,733	20.8%	90,092	14.4%	104,942	16.6%
Specialty	93,033	13.8%	76,491	12.2%	64,548	10.2%

Total	$672,638	100.0%	$624,838	100.0%	$633,256	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

The increase in Validus Re net premiums written was driven by an increase in the marine line of $49.6 million. This increase was a result of increased gross premiums written and decreased reinsurance premium ceded in the marine line, as discussed above. The ratios of net premiums written to gross premiums written were 87.6% and 90.8% for the year ended December 31, 2009 and 2008, respectively.

Talbot.  Talbot net premiums written for the year ended December 31, 2009 were $715.7 million compared to $613.5 million for the year ended December 31, 2008, an increase of $102.2 million or 16.7%. Details of net premiums written by line of business are provided below:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007(a)
	Net	Net	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)

Property	$154,809	21.6%	$118,771	19.3%	$126,748	21.2%
Marine	276,089	38.6%	267,399	43.6%	243,007	40.6%
Specialty	284,822	39.8%	227,316	37.1%	228,102	38.2%

Total	$715,720	100.0%	$613,486	100.0%	$597,857	100.0%

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the year ended December 31, 2009 and 2008 were 77.8% and 86.5%, respectively, reflecting the significant increase in reinsurance costs and quota share costs on the new onshore energy account.

Change in Unearned Premiums

Change in unearned premiums for the year ended December 31, 2009 was $61.2 million compared to $18.2 million for the year ended December 31, 2008, a change of $43.0 million or 236.5%.

	Change in Unearned Premiums
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009(a)	2008	2007(b)

Change in gross unearned premium	$2,258	$7,164	$(23,657)
Change in prepaid reinsurance premium	58,961	11,030	(36,691)

Net change in unearned premium	$61,219	$18,194	$(60,348)

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re’s change in unearned premiums for the year ended December 31, 2009 was $122.9 million compared to $28.7 million for the year ended December 31, 2008, a change of $94.2 million, or 328.4%.

	Change in Unearned Premiums
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009(a)	2008	2007

Change in gross unearned premium	$112,349	$27,482	$(80,768)
Change in prepaid reinsurance premium	10,563	1,211	6,541

Net change in unearned premium	$122,912	$28,693	$(74,227)

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

The change in unearned premiums was due primarily to $130.2 million additional change in unearned premiums resulting from the acquisition of IPC. This was partially offset by the effect of non-recurring reinstatement premiums from notable loss events compared to the year ended December 31, 2008. The difference in gross unearned premiums also reflects the benefit of earning premiums on the increased gross premiums written of $80.3 million, or 11.7%, from $687.8 million for the year ended December 31, 2008 to $768.1 million for the year ended December 31, 2009. In respect of prepaid reinsurance premiums, the change is a result primarily of the additional retrocessional coverage for the year ended December 31, 2009, as discussed above.

Talbot.  The Talbot change in unearned premiums for the year ended December 31, 2009 was ($61.7) million compared to ($10.5) million for the year ended December 31, 2008, a change of $51.2 million, or 487.6%.

	Change in Unearned Premiums
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009	2008	2007(a)

Change in gross unearned premium	$(110,091)	$(20,318)	$57,111
Change in prepaid reinsurance premium	48,398	9,819	(43,232)

Net change in unearned premium	$(61,693)	$(10,499)	$13,879

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

The difference in gross unearned premiums arises principally from the increased gross premiums written in the property lines, specifically onshore energy exposures and premiums written by Validus Reaseguros, Inc. on the property treaty lines, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. In addition, gross unearned premium increased as a result of the new aviation team. The increase in the change in prepaid reinsurance is reflective of the higher levels of ceded reinsurance, principally in the property line for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Net Premiums Earned

Net premiums earned for the year ended December 31, 2009 were $1,449.6 million compared to $1,256.5 million for the year ended December 31, 2008, an increase of $193.1 million or 15.4%. The increase in net premiums earned was driven primarily by increased premiums earned at Validus Re of $142.0 million. The increase in net premiums earned was due primarily to $125.1 million of property net premiums earned resulting from the acquisition of IPC.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
	Net	Net	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	Earned	Earned (%)

Property	$712,662	49.2%	$598,407	47.7%	$488,591	56.9%
Marine	397,061	27.4%	367,449	29.2%	199,571	23.3%
Specialty	339,854	23.4%	290,662	23.1%	169,917	19.8%

Total	$1,449,577	100.0%	$1,256,518	100.0%	$858,079	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re net premiums earned for the year ended December 31, 2009 were $795.6 million compared to $653.5 million for the year ended December 31, 2008, an increase of $142.0 million or 21.7%.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007
	Net	Net	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	Earned	Earned (%)

Property	$578,452	72.7%	$478,523	73.2%	$423,977	75.8%
Marine	123,273	15.5%	104,479	16.0%	78,684	14.1%
Specialty	93,825	11.8%	70,529	10.8%	56,368	10.1%

Total	$795,550	100.0%	$653,531	100.0%	$559,029	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

The increase in net premiums earned was due primarily to $125.1 million of property net premiums earned resulting from the acquisition of IPC. The remaining increase in net premiums earned reflects the benefit of earning premiums on business written in 2008 and 2007. Contracts written on a risks-attaching basis are generally earned over twenty four months and therefore have less immediate effect on premiums earned than contracts written on a losses-occurring basis which are generally earned on a twelve month basis.

Talbot.  Talbot net premiums earned for the year ended December 31, 2009 were $654.0 million compared to $603.0 million for the year ended December 31, 2008, an increase of $51.0 million or 8.5%.

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007(a)
	Net	Net	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	Earned	Earned (%)

Property	$134,210	20.5%	$119,884	19.9%	$134,435	23.0%
Marine	273,788	41.9%	262,970	43.6%	235,428	40.3%
Specialty	246,029	37.6%	220,133	36.5%	214,021	36.7%

Total	$654,027	100.0%	$602,987	100.0%	$583,884	100.0%

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

The increase in net premiums earned is primarily due to the increased levels of net premiums written by the new onshore energy and aviation teams over the twelve months ended December 31, 2009, as compared with the twelve months ended December 31, 2008.

Losses and Loss Expenses

Losses and loss expenses for the year ended December 31, 2009 were $523.8 million compared to $772.2 million for the year ended December 31, 2008, a decrease of $248.4 million or 32.2%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the year ended December 31, 2009 and 2008 were 36.1% and 61.5%, respectively. Details of loss ratios by line of business are provided below.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009(a)	2008	2007(b)

Property	15.9%	69.7%	31.0%
Marine	61.1%	68.7%	45.5%
Specialty	49.4%	35.2%	23.5%
All lines	36.1%	61.5%	33.1%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

In each year ended December 31, 2009 and 2008, loss events impacting the worldwide insurance and reinsurance markets affected the Company’s loss ratio. The frequency and severity of worldwide losses for the year ended December 31, 2009 that materially affected the Company’s loss ratio were significantly lower than in the year ended December 31, 2008. The following table reflects losses and loss expenses, net of reinsurance, for each segment and includes the impact of catastrophe losses and other notable loss events, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2009 and 2008:

		Year Ended December 31,
		Validus Re		Talbot		Total
		Losses and Loss		Losses and Loss		Losses and Loss
Event	Description	Expenses	% of NPE	Expenses	% of NPE	Expenses	% of NPE
(Dollars in thousands)

2009 losses and loss expenses		$186,704	23.5%	$337,053	51.5%	$523,757	36.1%
2009 notable loss events
Windstorm Klaus	Windstorm	17,731	2.2%	316	0.0%	18,047	1.2%
Commercial flight loss	Aviation loss	2,056	0.3%	6,406	1.0%	8,462	0.6%
Dublin floods	Flood	5,732	0.7%	—	—	5,732	0.4%

Total		$25,519	3.2%	$6,722	1.0%	$32,241	2.2%

2008 losses and loss expenses		$420,645	64.4%	$351,509	58.3%	$772,154	61.5%
2008 notable loss events
Hurricane Ike	Hurricane	216,127	33.1%	44,440	7.4%	260,567	20.7%
Hurricane Gustav	Hurricane	15,446	2.4%	6,695	1.1%	22,141	1.8%
ALON USA	Petroleum refinery explosion	12,500	1.9%	—	—	12,500	1.0%
NORSUL	Tug and barge grounded	341	0.1%	8,569	1.4%	8,910	0.7%
U.S. Tornado (Cat 42)	Tornado	8,549	1.3%	77	—	8,626	0.7%
Apache Varanus	Fire	713	0.1%	7,541	1.3%	8,254	0.7%
U.S. Tornado (Cat 27)	Tornado	6,000	0.9%	1,605	0.3%	7,605	0.6%

Total		$259,676	39.8%	$68,927	11.5%	$328,603	26.2%

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2009:

	Year Ended December 31, 2009
(Dollars in thousands)	Validus	Talbot	Eliminations	Total

Gross reserves at period beginning	$535,888	$790,199	$(20,784)	$1,305,303
Losses recoverable	(84,523)	(145,057)	20,784	(208,796)

Net reserves at period beginning	451,365	645,142	—	1,096,507
Net reserves acquired from IPC acquisition	304,957	—	—	304,957
Incurred losses - current year	239,676	386,134	—	625,810
Incurred losses - change in prior accident years	(52,972)	(49,081)	—	(102,053)

Incurred losses	186,704	337,053	—	523,757
Paid losses	(254,996)	(252,439)	—	(507,435)
Foreign exchange	4,672	17,911	—	22,583

Net reserves at period end	692,702	747,667	—	1,440,369
Losses recoverable	49,808	156,319	(24,362)	181,765

Gross reserves at period end	$742,510	$903,986	$(24,362)	$1,622,134

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Prior years favorable loss development totaled $102.1 million. The Company’s loss ratio benefited by 7.0 percentage points as a result of favorable loss development for the year ended December 31, 2009. For the year ended December 31, 2009, the Company incurred $18.0 million, $8.5 million and $5.7 million of losses attributable to windstorm Klaus, a commercial flight loss, and the Dublin floods, which represent 1.2, 0.6 and 0.4 percentage points of the loss ratio, respectively. For the year ended December 31, 2008, the Company incurred $260.6 million and $22.1 million of losses attributable to Hurricanes Ike and Gustav, which represent 20.7 and 1.8 percentage points of the loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $41.5 million of losses attributable to separately identified losses, which, for the year ended December 31, 2008, represented 3.3 percentage points of the loss ratio.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.

At December 31, 2009 and 2008, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the year ended December 31, 2009.

	As at December 31, 2009
			Total Gross
	Gross		Reserve for
	Case		Losses and Loss
(Dollars in thousands)	Reserves	Gross IBNR	Expenses

Property	$365,858	$338,795	$704,653
Marine	321,844	254,056	575,900
Specialty	143,623	197,958	341,581

Total	$831,325	$790,809	$1,622,134

	As at December 31, 2009
			Total Net
	Net		Reserve for
	Case		Losses and Loss
(Dollars in thousands)	Reserves	Net IBNR	Expenses

Property	$359,657	$306,745	$666,402
Marine	259,617	232,105	491,722
Specialty	127,502	154,743	282,245

Total	$746,776	$693,593	$1,440,369

During the year ended December 31, 2008, the Company incurred losses related to Hurricanes Ike and Gustav of $260.6 million and $22.1 million, respectively, as detailed in the table below.

	Net Losses and	Net Reinstatement	Net Effect on Net
(Dollars in thousands)	Loss Expenses(a)	Premiums	Income(b)

Hurricane Ike
Validus Re — Hurricane Ike
Property	$158,515	$(18,072)	$140,443
Marine	57,612	(6,485)	51,127

All lines	216,127	(24,557)	191,570

Talbot — Hurricane Ike
Property	31,515	(675)	30,840
Marine	12,381	(222)	12,159
Specialty	544	—	544

All lines	44,440	(897)	43,543

Total — Hurricane Ike
Property	190,030	(18,747)	171,283
Marine	69,993	(6,707)	63,286
Specialty	544	—	544

All lines	$260,567	$(25,454)	$235,113

Hurricane Gustav
Validus Re — Hurricane Gustav
Property	$13,946	$(1,303)	$12,643
Marine	1,500	—	1,500

All lines	15,446	(1,303)	14,143

Talbot — Hurricane Gustav
Property	3,695	—	3,695
Marine	2,500	—	2,500
Specialty	500	—	500

All lines	6,695	—	6,695

Total — Hurricane Gustav
Property	17,641	(1,303)	16,338
Marine	4,000	—	4,000
Specialty	500	—	500

All lines	$22,141	$(1,303)	$20,838

	Net Losses and	Net Reinstatement	Net Effect on Net
(Dollars in thousands)	Loss Expenses(a)	Premiums	Income(b)

Hurricanes Ike and Gustav
Property	$207,671	$(20,050)	$187,621
Marine	73,993	(6,707)	67,286
Specialty	1,044	—	1,044

All lines	$282,708	$(26,757)	$255,951

(a)	Net of reinsurance.

(b)	Net effect on net income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.

Validus Re.  Validus Re losses and loss expenses for the year ended December 31, 2009 were $186.7 million compared to $420.6 million for the year ended December 31, 2008, a decrease of $233.9 million or 55.6%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 23.5% and 64.4% for the year ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, Validus Re incurred $17.7 million, $2.1 million and $5.7 million of losses attributable to windstorm Klaus, a commercial flight loss and the Dublin floods, which represent 2.2, 0.3 and 0.7 percentage points of the segment loss ratio, respectively. For the year ended December 31, 2008, Validus Re incurred $216.1 million, and $15.4 million of losses attributable to Hurricanes Ike and Gustav, which represented 33.1 and 2.4 percentage points of the segment loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million of Validus Re losses attributable to separately identified losses, which, for the year ended December 31, 2008, represented 4.6 percentage points of the loss ratio.

	Year Ended December 31,
	2009(a)	2008	2007

Property — current year	24.0%	65.8%	32.6%
Property — change in prior accident years	(11.3)%	(3.7)%	(3.2)%

Property — loss ratio	12.7%	62.1%	29.4%

Marine — current year	49.1%	90.5%	36.0%
Marine — change in prior accident years	15.9%	3.9%	(2.6)%

Marine — loss ratio	65.0%	94.4%	33.4%

Specialty — current year	43.2%	37.1%	46.9%
Specialty — change in prior accident years	(8.0)%	(2.3)%	(3.5)%

Specialty — loss ratio	35.2%	34.8%	43.4%

All lines — current year	30.2%	66.7%	34.5%
All lines — change in prior accident years	(6.7)%	(2.3)%	(3.1)%

All lines — loss ratio	23.5%	64.4%	31.4%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

For the year ended December 31, 2009, the property lines include $138.6 million related to current year losses and $65.1 million of favorable development relating to prior accident years. The favorable development is attributable principally to the reclassification of losses from onshore energy exposures during the 2007 California wildfires to the marine line and reduced loss estimates for Hurricane Ike, the June 2008 Midwest flood event and October 2007 Peruvian mining loss, as well as lower than expected claim development in the property class. For the year ended December 31, 2009, Validus Re’s property lines incurred $17.7 million and $5.7 million of losses attributable to windstorm Klaus and the Dublin floods, which represented 3.1 and 1.0 percentage points of the property lines loss ratio, respectively. For the year ended December 31, 2008, Validus Re’s property lines incurred $158.5 million and $13.9 million of losses attributable to Hurricanes Ike and Gustav which represented 33.1 and 2.9 percentage points of the property lines’ loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $30.2 million of Validus Re’s property lines losses attributable to separately identified losses, which, for the year ended December 31, 2008, represented 6.3 percentage points of the property lines loss ratio. Validus Re property line’s loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2009 and 2008 were 19.9% and 24.0%, respectively.

For the year ended December 31, 2009, the marine lines include $60.5 million related to current year losses and $19.6 million of adverse development relating to prior accident years due primarily to the reclassification of losses from the property line and increased loss estimates for Hurricanes Ike and Gustav. For the year ended December 31, 2008, Validus Re marine lines incurred $57.6 million and $1.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 55.1 and 1.4 percentage points of the marine lines’ loss ratio, respectively. Validus Re marine line’s loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2009 and 2008 were 49.1% and 33.3%, respectively.

For the year ended December 31, 2009, the specialty lines include $40.5 million related to current year losses and $7.5 million of favorable development relating to prior accident years. For the year ended December 31, 2009, Validus Re’s specialty lines incurred $2.1 million of losses attributable to a commercial flight loss, which represented 2.2 percentage points of the specialty lines loss ratio. Validus Re specialty lines’ loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2009 and 2008 were 41.0% and 37.1%, respectively.

Talbot.  Talbot losses and loss expenses for the year ended December 31, 2009 were $337.1 million compared to $351.5 million for the year ended December 31, 2008, a decrease of $14.5 million, or 4.1%. The loss ratio was 51.5% and 58.3% for the year ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, Talbot incurred $14.8 million or 2.3% of the loss ratio attributable to four default claims on the political risks’ line. For the year ended December 31, 2009, $386.1 million of losses and loss expenses related to current year losses and $49.1 million related to favorable development of prior accident years. Details of loss ratios by line of business and calendar period are provided below. Favorable loss reserve development benefitted the segment loss ratio by 7.5 percentage points for the year ended December 31, 2009. For the year ended December 31, 2009, Talbot incurred $6.4 million of losses attributable to a commercial flight loss, which represented 1.0 percentage point of the segment loss ratio. For the year ended December 31, 2008, Talbot incurred $44.4 million and $6.7 million of losses attributable to Hurricanes Ike and Gustav, which represented 7.4 and 1.1 percentage points of the segment loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million of losses attributable to separately identified losses, which, for the year ended December 31, 2008, represented 1.9 percentage points of the segment loss ratio. Details of loss ratios by line of business and calendar period are provided below.

	Year Ended December 31,
	2009	2008	2007(a)

Property — current year	50.0%	104.9%	49.5%
Property — change in prior accident years	(20.6)%	(4.9)%	(4.4)%

Property — loss ratio	29.4%	100.0%	45.1%
Marine — current year	65.0%	64.8%	58.1%
Marine — change in prior accident years	(5.6)%	(6.3)%	(3.1)%

Marine — loss ratio	59.4%	58.5%	55.0%
Specialty — current year	57.4%	50.0%	46.0%
Specialty — change in prior accident years	(2.5)%	(14.6)%	(17.5)%

Specialty — loss ratio	54.9%	35.4%	28.5%
All lines — current year	59.0%	67.4%	51.6%
All lines — change in prior accident years	(7.5)%	(9.1)%	(8.7)%

All lines — loss ratio	51.5%	58.3%	42.9%

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

For the year ended December 31, 2009, the property lines include $67.1 million related to current year losses and $27.6 million of favorable loss development relating to prior accident years. This favorable development is primarily attributable to lower than expected claims development. For the year ended December 31, 2008, the property lines incurred $31.5 million and $3.7 million of losses attributable to Hurricanes Ike and Gustav, which represented 26.3 and 3.1 percentage points of the loss ratio, respectively. In addition, Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 discloses $11.3 million of losses attributable to separately identified losses, which, for the year ended December 31, 2008, represented 9.4 percentage points of Talbot’s property lines loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the year ended December 31, 2009 and 2008 were 50.0% and 68.7%, respectively.

For the year ended December 31, 2009, the marine lines include $177.9 million related to current year losses and $15.3 million of favorable development relating to prior accident years. For the year ended December 31, 2008, the marine lines incurred $12.4 million and $2.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 4.7 and 1.0 percentage points of the marine lines’ loss ratio, respectively. Talbot marine lines’ loss ratios, excluding prior year development and the loss events identified above, for the year ended December 31, 2009 and 2008 were 65.0% and 55.5%, respectively.

For the year ended December 31, 2009, the specialty lines include $141.1 million relating to current year losses and $6.1 million of favorable development on prior accident years. This favorable development is primarily due to further favorable development on the Financial Institutions line. For the year ended December 31, 2009, Talbot incurred $6.4 million of losses attributable to a commercial flight loss, which represents 2.6 percentage points of the specialty lines’ loss ratio. For the year ended December 31, 2008, the specialty lines incurred $0.5 million and $0.5 million of losses attributable to Hurricanes Ike and Gustav, which represented 0.2 and 0.2 percentage points of the specialty lines’ loss ratio, respectively. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the year ended December 31, 2009 and 2008 were 54.8% and 49.5%, respectively.

Policy Acquisition Costs

Policy acquisition costs for the year ended December 31, 2009 were $263.0 million compared to $235.0 million for the year ended December 31, 2008, an increase of $28.0 million or 11.9%. Policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2009 and 2008 were 18.1% and 18.7%, respectively.

	Year Ended			Year Ended			Year Ended
	December 31, 2009(a)			December 31, 2008			December 31, 2007(b)
	Policy	Policy	Acquisition	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Cost	Cost (%)	Ratio	Cost	Cost (%)	Ratio	Cost	Cost (%)	Ratio

Property	$104,912	39.9%	14.7%	$97,345	41.4%	16.3%	$68,645	51.1%	14.0%
Marine	86,295	32.8%	21.7%	74,372	31.7%	20.2%	33,391	24.9%	16.7%
Specialty	71,759	27.3%	21.1%	63,234	26.9%	21.8%	32,241	24.0%	19.0%

Total	$262,966	100.0%	18.1%	$234,951	100.0%	18.7%	$134,277	100.0%	15.6%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Validus Re.  Validus Re policy acquisition costs for the year ended December 31, 2009 were $127.4 million compared to $100.2 million for the year ended December 31, 2008, an increase of $27.2 million or 27.1%.

	Year Ended			Year Ended			Year Ended
	December 31, 2009(a)			December 31, 2008			December 31, 2007
	Policy	Policy	Acquisition	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Cost	Cost (%)	Ratio	Cost	Cost (%)	Ratio	Cost	Cost (%)	Ratio

Property	$88,589	69.5%	15.3%	$75,717	75.5%	15.8%	$55,472	78.9%	13.1%
Marine	25,311	19.9%	20.5%	14,718	14.7%	14.1%	7,410	10.5%	9.4%
Specialty	13,533	10.6%	14.4%	9,808	9.8%	13.9%	7,441	10.6%	13.2%

Total	$127,433	100.0%	16.0%	$100,243	100.0%	15.3%	$70,323	100.0%	12.6%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2009 and 2008 were 16.0% and 15.3%, respectively. The policy acquisition ratio increased largely due to a 6.4 percentage point increase on the marine policy acquisition ratio. The increase in the marine policy acquisition ratio was due to an increased portion of gross premiums written being earned on proportional contracts, which generally experience higher acquisition costs.

Talbot.  Talbot policy acquisition costs for the year ended December 31, 2009 were $139.9 million compared to $135.0 million for the year ended December 31, 2008, an increase of $4.9 million or 3.6%.

	Year Ended			Year Ended			Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007(a)
	Policy	Policy	Acquisition	Policy	Policy	Acquisition	Policy	Policy	Acquisition
	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost	Acquisition	Acquisition	Cost
(Dollars in thousands)	Cost	Cost (%)	Ratio	Cost	Cost (%)	Ratio	Cost	Cost (%)	Ratio

Property	$20,722	14.8%	15.4%	$21,937	16.2%	18.3%	$25,356	20.2%	18.9%
Marine	60,984	43.6%	22.3%	59,654	44.2%	22.7%	51,387	41.0%	21.8%
Specialty	58,226	41.6%	23.7%	53,426	39.6%	24.3%	48,676	38.8%	22.7%

Total	$139,932	100.0%	21.4%	$135,017	100.0%	22.4%	$125,419	100.0%	21.4%

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

Policy acquisition costs as a percent of net premiums earned were 21.4% and 22.4%, respectively, for the year ended December 31, 2009 and 2008.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $185.6 million compared to $123.9 million for the year ended December 31, 2008, an increase of $61.6 million or 49.7%. The increase was primarily a result of increased Validus Re expenses in addition to increases in the Talbot and Corporate segments.

	General and Administrative Expenses
	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
	General	General	General	General	General	General
	and	and	and	and	and	and
	Administrative	Administrative	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	Expenses	Expenses (%)

Validus Re	$65,710	35.4%	$34,607	28.0%	$31,412	32.1%
Talbot	96,352	51.9%	71,443	57.6%	48,886	50.0%
Corporate & Eliminations	23,506	12.7%	17,898	14.4%	17,467	17.9%

Total	$185,568	100.0%	$123,948	100.0%	$97,765	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

General and administrative expense ratios for the year ended December 31, 2009 and 2008 were 14.7% and 12.0%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
		Expenses as		Expenses as		Expenses as
		% of Net		% of Net		% of Net
		Earned		Earned		Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums	Expenses	Premiums

General and Administrative	$185,568	12.8%	$123,948	9.8%	$97,765	11.4%
Share Compensation	27,037	1.9%	27,097	2.2%	16,189	1.9%

Total	$212,605	14.7%	$151,045	12.0%	$113,954	13.3%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

General and administrative expenses of $185.6 million in the year ended December 31, 2009 represents 12.8 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re.  Validus Re general and administrative expenses for the year ended December 31, 2009 were $65.7 million compared to $34.6 million for the year ended December 31, 2008, an increase of $31.1 million or 89.9%. General and administrative expenses have increased primarily as a result of the increase in staff to 133 at December 31, 2009 from 91 at December 31, 2008. In addition to the increased headcount, due in part to the IPC acquisition, there were also additional rent and other office expenses. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the year ended December 31, 2009 and 2008 were 8.3% and 5.3%, respectively.

Talbot.  Talbot general and administrative expenses for the year ended December 31, 2009 were $96.4 million compared to $71.4 million for the year ended December 31, 2008, an increase of $24.9 million or 34.9%. General and administrative expenses have increased primarily as a result of the increase in staff to 238 at December 31, 2009 from 182 at December 31, 2008 and expenses related to the new onshore energy and aviation underwriting teams. In addition to increased staff costs, Talbot rent and office expenses increased by $6.6 million for year ended December 31, 2009, due to a 2009 office move, including a $4.2 million provision for the deficiency between the expected costs incurred up to the expiry of the previous office lease and any recoveries under potential sub-leases. Talbot’s general and administrative expenses as a percent of net premiums earned for the year ended December 31, 2009 and 2008 were 14.7% and 11.8%, respectively.

Corporate & Eliminations.  Corporate general and administrative expenses for the year ended December 31, 2009 were $23.5 million compared to $17.9 million for the year ended December 31, 2008, an increase of $5.6 million or 31.3%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expense

Share compensation expense for the year ended December 31, 2009 was $27.0 million compared to $27.1 million for the year ended December 31, 2008, a decrease of $0.1 million or 0.2%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Share Compensation Expense
	Year Ended		Year Ended		Year Ended
	December 31, 2009(a)		December 31, 2008		December 31, 2007(b)
	Share	Share	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expense	Expense (%)	Expense	Expense (%)	Expense	Expense (%)

Validus Re	$7,576	28.0%	$6,829	25.2%	$4,013	24.7%
Talbot	7,171	26.5%	4,702	17.4%	1,709	10.6%
Corporate & Eliminations	12,290	45.5%	15,566	57.4%	10,467	64.7%

Total	$27,037	100.0%	$27,097	100.0%	$16,189	100.0%

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Share compensation expense of $27.0 million in the year ended December 31, 2009 represents 1.9 percentage points of the general and administrative expense ratio.

Validus Re.  Validus Re share compensation expense for the year ended December 31, 2009 was $7.6 million compared to $6.8 million for the year ended December 31, 2008, an increase of $0.7 million or 10.9%. The increase was due to the impact of grants made during 2008. Share compensation expense as a percent of net premiums earned for the year ended December 31, 2009 and 2008 were 1.0% and 1.0%, respectively.

Talbot.  Talbot share compensation expense for the year ended December 31, 2009 was $7.2 million compared to $4.7 million for the year ended December 31, 2008. The increase was due to additional grants for the year ended December 31, 2009, accelerated vesting and increased staff. Share compensation expense as a percent of net premiums earned for the year ended December 31, 2009 and 2008 were 1.1% and 0.8%, respectively.

Corporate & Eliminations.  Corporate share compensation expense for the year ended December 31, 2009 was $12.3 million compared to $15.6 million for the year ended December 31, 2008, a decrease of $3.3 million or

21.0%. This decrease was due primarily to several share award issuances with vesting periods greater than one year that vested during the year ended December 31, 2008 and therefore had no further amortization expense during the year ended December 31, 2009.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the year ended December 31, 2009, 2008 and 2007.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009(b)	2008	2007(c)

Losses and loss expenses ratio	36.1%	61.5%	33.1%
Policy acquisition cost ratio	18.1%	18.7%	15.6%
General and administrative expense ratio(a)	14.7%	12.0%	13.3%

Expense ratio	32.8%	30.7%	28.9%

Combined ratio	68.9%	92.2%	62.0%

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Validus Re	2009(b)	2008	2007

Losses and loss expenses ratio	23.5%	64.4%	31.4%
Policy acquisition cost ratio	16.0%	15.3%	12.6%
General and administrative expense ratio(a)	9.2%	6.3%	6.3%

Expense ratio	25.2%	21.6%	18.9%

Combined ratio	48.7%	86.0%	50.3%

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Talbot	2009	2008	2007(c)

Losses and loss expenses ratio	51.5%	58.3%	43.0%
Policy acquisition cost ratio	21.4%	22.4%	21.4%
General and administrative expense ratio(a)	15.8%	12.6%	16.9%

Expense ratio	37.2%	35.0%	38.3%

Combined ratio	88.7%	93.3%	81.3%

(a)	Includes general and administrative expense and share compensation expense.

(b)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(c)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

Underwriting Income

Underwriting income for the year ended December 31, 2009 was $450.2 million compared to $98.4 million for the year ended December 31, 2008, an increase of $351.9 million or 357.7%.

	Year Ended December 31,
		% of Sub		% of Sub		% of Sub
(Dollars in thousands)	2009(a)	total	2008	total	2007(b)	total

Validus Re	$408,127	84.7%	$91,207	69.3%	$277,743	78.5%
Talbot	73,519	15.3%	40,316	30.7%	76,046	21.5%

Sub total	481,646	100.0%	131,523	100.0%	353,789	100.0%

Corporate & Eliminations	(31,397)		(33,155)		(27,934)

Total	$450,249		$98,368		$325,855

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above. For segmental reporting purposes, the results of IPC’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009(a)	2008	2007(b)

Underwriting income (loss)	$450,249	$98,368	$325,855
Net investment income	118,773	139,528	112,324
Other income	4,634	5,264	3,301
Finance expenses	(44,130)	(57,318)	(51,754)
Gain on bargain purchase, net of expenses	287,099	—	—
Realized gain on repurchase of debentures	4,444	8,752	—
Net realized (losses) gains on investments	(11,543)	(1,591)	1,608
Net unrealized gains (losses) on investments	84,796	(79,707)	12,364
Foreign exchange (losses) gains	(674)	(49,397)	6,696
Fair value of warrants issued	—	—	(2,893)
Aquiline termination fee	—	—	(3,000)

Net income before taxes	$893,648	$63,899	$404,501

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

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

Net Investment Income

Net investment income for the year ended December 31, 2009 was $118.8 million compared to $139.5 million for the year ended December 31, 2008, a decrease of $20.8 million or 14.9%. Net investment income decreased as a result of reduced market yields and higher quarterly average cash balances. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income are presented below.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009(a)	2008	2007(b)

Fixed maturities and short-term investments	$117,631	$127,689	$98,559
Cash and cash equivalents	3,374	13,416	16,111
Securities lending income	772	1,775	242

Total investment income	121,777	142,880	114,912
Investment expenses	(3,004)	(3,352)	(2,588)

Net investment income	$118,773	$139,528	$112,324

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”). Each of Merrill Lynch & Co, Inc. (“Merrill

Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the year ended December 31, 2009 and 2008 were $1.4 million and $1.7 million, respectively. Investment management fees earned by GSAM for the year ended December 31, 2009 and 2008 were $1.3 million and $1.4 million, respectively. The Company entered into investment management agreements during the year ended December 31, 2009 with each of Conning, Inc. (“Conning”) and Pinebridge Investments Europe Ltd. On June 16, 2009, Aquiline, a major shareholder of the Company, acquired Conning. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.73% and 4.37% for the year ended December 31, 2009 and 2008, respectively, and the average duration at December 31, 2009 was 2.2 years (December 31, 2008 — 1.8 years).

Other Income

Other income for the year ended December 31, 2009 was $4.6 million compared to $5.3 million for the year ended December 31, 2008, a decrease of $0.6 million or 12.0%.

Finance Expenses

Finance expenses for the year ended December 31, 2009 were $44.1 million compared to $57.3 million for the year ended December 31, 2008, a decrease of $13.2 million or 23.0%. The decrease was primarily a result of an $13.1 million decrease on Talbot third party FAL facility.

Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Year Ended December 31,
(Dollars in thousands)	2009(a)	2008	2007(b)

9.069% Junior Subordinated Deferrable Debentures	$14,354	$14,354	14,398
8.480% Junior Subordinated Deferrable Debentures	12,732	14,704	8,938
Credit facilities	2,319	910	2,332
Talbot FAL facilities	542	255	658
Talbot other interest	—	(186)	620
Talbot third party FAL facility	14,183	27,281	24,808

Finance expenses	$44,130	$57,318	51,754

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

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

The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). FAL finance charges and total syndicate profits are analyzed by underwriting year of account as follows:

	Year Ended December 31,
Underwriting Year of Account	FAL Finance Charges			Total Syndicate Profit			FAL Finance Charges as% of Total Syndicate Profit
(Dollars in thousands)	2009	2008	2007(a)	2009	2008	2007(a)	2009	2008	2007(a)

2005(b)	$—	$—	$16,335	$—	$—	$76,677	NM	NM	21.3%
2006(b)	—	18,160	19,202	—	54,845	54,484	NM	33.1%	35.2%
2007	12,000	9,121	6,299	38,913	35,986	20,864	30.8%	25.3%	30.2%
2008	—	—	—	33,532	(28,724)	—	NM	NM	NM
2009	—	—	—	23,472	—	—	NM	NM	NM
NIC capital agreement	2,183	—	—	—	—	—	NM	NM	NM

Total	$14,183	$27,281	$41,836	$95,917	62,107	$152,025	14.8%	43.9%	27.5%

Percentage excluding years in deficit							14.8%	30.0%	27.5%

NM — Not meaningful

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only.

(b)	The earliest year of account includes the run-off of prior (closed) years of account.

FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the year ended December 31, 2009 were $14.2 million compared to $27.3 million for the year ended December 31, 2008, a decrease of $13.1 million. This decrease was due to the absence of FAL finance charges related to the 2006 year of account, which has now closed. The Talbot group has entered into an agreement with National Indemnity Corporation (“NIC”) whereby NIC, in the past, provided letters of credit to support the group’s underwriting. Part of that agreement stipulates that part of the reinsurance to close premium in respect of the 2006 year of account will be made available to NIC, at NIC’s option, as a limited quota share agreement. The portion that shall be offered is the amount of support provided by NIC for the 2006 year of account divided by the overall support provided for that year.

Total syndicate profit, as set out in the table below, is reconciled to the Talbot segment net income by the addition or subtraction of items noted below.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009	2008	2007(a)

Total syndicate profit	$95,917	$62,108	$152,025
FAL Finance expenses	(14,183)	(27,281)	(41,836)
Managing agent’s fee(b)	9,657	9,019	9,750
Managing agent’s profit commission(c)	11,888	22,286	23,625
Investment income(d)	14,205	7,433	13,512
Other segment operating expenses, net	(7,870)	(24,515)	(30,692)
Share compensation expenses	(7,171)	(4,702)	(1,469)
Intangible amortization expenses	(4,162)	(4,161)	(2,081)
Income tax benefit expense	3,922	(10,700)	(2,638)

Talbot segment net income	$102,203	$29,487	$120,196

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. The pre-acquisition and post-acquisition results of operations for Talbot are presented on a combined basis for the year ended December 31, 2007 for comparative purposes only

(b)	1.5% of syndicate capacity; corresponding syndicate expense reflected in total syndicate profit, above.

(c)	15.0% of syndicate profit; corresponding syndicate expense reflected in total syndicate profit, above.

(d)	On FAL and on non-syndicate cash balances.

Tax Benefit (Expense)

Tax benefit for the year ended December 31, 2009 was $3.8 million compared to an (expense) of ($10.8) million for the year ended December 31, 2008, a change of $14.5 million. The tax benefit was due primarily to an $8.7 million adjustment relating to a change in the functional currency of the U.K. statutory accounts of a subsidiary which resulted in unearned premiums and deferred acquisition costs being valued at historic rates, and the associated foreign exchange movements through its profit and loss account being subject to U.K. tax. This was offset by a current year tax expense of $5.0 million as a result of items arising in the current year also falling subject to U.K. tax under the new functional currency.

Gain on Bargain Purchase, Net of Expenses

On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The purchase price paid by the Company was $1,746.2 million for net assets acquired of $2,076.9 million. The Company expensed as incurred $29.4 million of transaction expenses, $21.7 million for amortization of intangibles and $14.1 million of termination expenses related to the acquisition for the year ended December 31, 2009, resulting in a gain on bargain purchase of $287.1 million for the year ended December 31, 2009. Transaction expenses are comprised of primarily legal, corporate advisory, IPC employee termination benefits and audit related services.

Realized Gain on Repurchase of Debentures

On December 1, 2009, the Company repurchased from an unaffiliated financial institution $14.5 million principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $9.9 million plus accrued and unpaid interest of $0.3 million. The repurchase resulted in the recognition of a realized gain of $4.4 million for the year ended December 31, 2009.

Net Realized (Losses) on Investments

Net realized (losses) on investments for the year ended December 31, 2009 were ($11.5) million compared to (losses) of ($1.6) million for the year ended December 31, 2008. Net realized losses resulted primarily from the sale of $98.6 million of CMBS with relatively long weighted average lives, resulting in realized losses of $19.5 million, which resulted in a corresponding offset in net unrealized gains (losses). The decision to reduce the Company’s exposure to CMBS was made in light of deteriorating fundamentals in the sector.

On August 28, 2009, the Company sold short equity index futures contracts with a goal of hedging IPC’s mutual fund equity portfolio exposure. The contracts were closed when the equity positions were fully redeemed on September 9, 2009. The Company experienced a $3.3 million realized investment loss as a result of the futures contracts.

Net Unrealized Gains (Losses) on Investments

Net unrealized gains on investments for the year ended December 31, 2009 were $84.8 million compared to losses of ($79.7) million for the year ended December 31, 2008. The net unrealized gains in the year ended December 31, 2009 resulted from improved market conditions for fixed income securities.

The net unrealized gains on investments for the year ended December 31, 2009 included a $0.7 million unrealized gain on the fund of hedge funds purchased in the IPC Acquisition. The fund of hedge funds was included in other investments on the balance sheet as at December 31, 2009.

Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these statements, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $6.4 million increase in net unrealized loss on investments for the year ended December 31, 2009. Further details are provided in the Investments section below.

Foreign Exchange (Losses)

Foreign exchange (losses) for the year ended December 31, 2009 were ($0.7) million compared to (losses) of ($49.4) million for the year ended December 31, 2008, a decrease of $48.7 million. The decrease in foreign exchange (losses) was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. Dollar reporting currency for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The British pound sterling to U.S. Dollar exchange rates were 1.44 and 1.59 at December 31, 2008 and December 31, 2009, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

At December 31, 2009, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $81.4 million and $17.5 million, respectively. This net balance of $63.9 million consisted of British pounds sterling and Canadian dollars of $56.8 million and $7.1 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net income for the year ended December 31, 2008 was $53.1 million compared to net income of $403.0 million for the year ended December 31, 2007, a decrease of $349.9 million or 86.8%. The primary factors driving the change in net income were:

•	Decrease in underwriting income of $227.5 million due primarily to losses and loss expense, as a result of Hurricanes Ike and Gustav, of $260.6 million and $22.1 million, respectively. These losses were offset by increased earned reinstatement premiums of $26.8 million as a result of Hurricanes Ike and Gustav and $28.7 million of other income items including the benefit of earning premiums on business written in 2007 and 2006;

•	Decrease in net unrealized (losses) gains on investments of $92.1 million as a result of market value declines due to interest rate movements and widening credit spreads resulting from the extreme volatility in the financial markets;

•	Decrease in foreign exchange (losses) gains of $56.1 million due principally to third quarter declines in the value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency; and

•	Increased finance expenses of $5.6 million, resulting primarily from an increase of $5.8 million in finance expense on the 8.480% Junior Subordinated Deferrable Debentures and $2.5 million of Talbot Funds at Lloyd’s (“FAL”) finance expense.

The changes noted above were partially offset by increased net investment income of $27.2 million as a result of growth in the Validus Re investment portfolio and the addition of the Talbot portfolio.

The decrease in net income for the year ended December 31, 2008 of $349.9 million is described in the following table:

	Year Ended December 31, 2008
	Increase (Decrease) over The Year Ended December 31, 2007(a)
			Corporate and
			Other Reconciling
(Dollars in thousands)	Validus Re	Talbot	Items	Total

Hurricanes Ike and Gustav — net losses and loss expenses	$(231,573)	$(51,135)	$—	$(282,708)
Hurricanes Ike and Gustav — net reinstatement premiums	25,860	897	—	26,757
Other underwriting income	19,177	14,508	(5,221)	28,464

Underwriting income	(186,536)	(35,730)	(5,221)	(227,487)
Net investment income	16,013	15,715	(4,524)	27,204
Other income	309	1,963	(309)	1,963
Finance expenses	499	(1,265)	(4,798)	(5,564)

	(169,715)	(19,317)	(14,852)	(203,884)
Taxes	(27)	(9,256)	—	(9,283)

	(169,742)	(28,573)	(14,852)	(213,167)
Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized (losses) gains on investments	(10,161)	6,962	—	(3,199)
Net unrealized (losses) gains on investments	(93,270)	1,199	—	(92,071)
Foreign exchange (losses)	(24,196)	(31,897)	—	(56,093)
Fair value of warrants issued	—	—	2,893	2,893
Aquiline termination fee	—	—	3,000	3,000

Net income	$(297,369)	$(52,309)	$(207)	$(349,885)

(a)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

Other Non-GAAP Financial Measures

In presenting the Company’s results, management has included and discussed certain schedules containing net operating income (loss), underwriting income, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the three months and years ended December 31, 2009 and 2008 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.

The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at December 31, 2009 and 2008.

	As at December 31, 2009
				Book Value
	Equity Amount	Shares	Exercise Price	Per Share

Book value per common share
Total shareholders’ equity	$4,031,120	128,459,478		$31.38

Diluted book value per common share
Total shareholders’ equity	4,031,120	128,459,478
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	65,159	3,278,015	$19.88
Unvested restricted shares	—	3,020,651

Diluted book value per common share	$4,235,855	142,710,282		$29.68

	As at December 31, 2008
				Book Value
	Equity Amount	Shares	Exercise Price	Per Share

Book value per common share
Total shareholders’ equity	$1,938,734	75,624,697		$25.64
Diluted book value per common share
Total shareholders’ equity	1,938,734	75,624,697
Assumed exercise of outstanding warrants	152,316	8,680,149	$17.55
Assumed exercise of outstanding stock options	51,043	2,799,938	$18.23
Unvested restricted shares	—	2,986,619

Diluted book value per common share	$2,142,093	90,091,403		$23.78

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

Three main sources provide cash flows for the Company:  operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and notes and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents is described in the following table:

	Year Ended December 31,
(Dollars in thousands)	2009(a)	% Change	2008	% Change	2007(b)

Net cash provided by operating activities	$555,116	14.2%	$485,983	(13.7)%	$563,378
Net cash (used in) investing activities	(442,633)	(64.1)%	(269,810)	68.6%	(860,522)
Net cash (used in) provided by financing activities	(187,067)	(15.2)%	(162,334)	(124.2)%	670,246
Effect of foreign currency rate changes on cash and cash equivalents	12,321	125.3%	(48,689)	(712.2)%	7,953

Net (decrease) increase in cash	$(62,263)		$5,150		$381,055

(a)	The results of operations for IPC are consolidated only from the September 4, 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	The results of operations for Talbot are consolidated only from the July 2, 2007 date of acquisition. No pre-acquisition results of operations for Talbot are presented in the analysis above.

During the year ended December 31, 2009, net cash provided by operating activities was driven primarily by net income of $897.4 million. Cash provided by operating activities, as compared to the year ended December 31, 2008, was affected by the relative movement in change in reserves for losses and loss expenses for the year ended December 31, 2009, due primarily to the settlement of 2008 loss reserves. Net cash used in investing activities was driven primarily by the proceeds on sales of investments to finance the IPC acquisition and the investment of operating surpluses. Net cash used in financing activities was driven primarily by share repurchases of $84.2 million and aggregate quarterly dividend payments of $78.5 million. The decrease in the effect of foreign currency rate changes in cash and cash equivalents is due to relatively stable major currency exchange rates for the year ended December 31, 2009 compared to the year ended December 31, 2008.

On September 4, 2009, pursuant to an Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share. The IPC Acquisition resulted in the payment of $420.8 million in cash to IPC shareholders.

During the year ended December 31, 2008, net cash provided by operating activities was driven primarily by an increase in reserves for losses and loss expenses of $444.1 million as a result of the high frequency and severity of worldwide losses, net cash used in investing activities was driven primarily by steady growth in the investment portfolio, net cash used in financing activities was driven primarily by aggregate quarterly dividend payments of $67.9 million and the $36.9 million paid to repurchase debentures. The effect of foreign currency rate changes on cash and cash equivalents was driven primarily by the devaluation of the British pound sterling relative to the U.S. dollar and the related effects on the translation of the Talbot segment on consolidation.

As at December 31, 2009, the Company’s portfolio was composed of fixed income investments including: cash, short-term investments, agency securities and sovereign securities amounting to $4,013.5 million or 69.5% of total cash and investments. Details of the Company’s debt and financing arrangements at December 31, 2009 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding

9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
$500,000 secured letter of credit facility	March 12, 2012	225,823
Talbot FAL facility	April 13, 2011	25,000
$250,000 IPC Syndicated Facility	April 13, 2011	16,537
$350,000 IPC Bi-Lateral Facility	December 31, 2010	96,047

Total		$653,207

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

Capital Resources

Shareholders’ equity at December 31, 2009 was $4,031.1 million.

On February 17, 2010, the company announced that its Board of Directors had increased the Company’s annual dividend by 10% from $0.80 to $0.88 per common share and common share equivalent for which each outstanding warrant is exercisable. On February 17, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is exercisable, payable on March 31, 2010 to holders of record on March 15, 2010. During 2009, the Company paid quarterly cash dividends of $0.20 per each common share and $0.20 per common share equivalent, for which each outstanding warrant is then exercisable, on March 31, June 30, September 30 and December 31 to holders of record on March 16, June 15, August 20 and December 15, 2009, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.

The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750.0 million to shareholders. To this end, the Board expanded the Company’s share repurchase program authorizing the Company to repurchase up to $750.0 million of common shares. This amount is in addition to, and in excess of, the $135.5 million of common shares repurchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program announced in November 2009. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. For the period November 4, 2009 through February 26, 2010 the Company repurchased 5,715,071 shares at a cost of $152.4 million under the share repurchase program.

On August 7, 2008, the Company filed a shelf registration statement on Form S-3 (No. 333-152856) with the U.S. Securities Exchange Committee in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. In addition, the shelf registration statement will provide for secondary sales of common shares sold by the Company’s shareholders. The registration statement is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company’s capital needs.

The Company’s contractual obligations and commitments as at December 31, 2009 are set out below:

	Payment Due by Period
		Less Than			More Than
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Reserve for losses and loss expenses(1)	$1,622,134	$784,735	$564,885	$188,389	84,125
Junior Subordinated Deferrable Debentures (including interest payments)(2)	339,843	25,459	314,384	—	—
Operating lease obligations	43,761	2,787	5,013	7,452	28,509

Total	$2,005,738	$812,981	$884,282	$195,841	$112,634

(1)	The reserve for losses and loss expenses represents an estimate, including actuarial and statistical projections at a given point in time, of an insurer’s or reinsurer’s expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which the Company has operated, thereby providing limited claims loss emergence patterns specifically for the Company. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates. The actual payment of the reserve for losses and loss expenses will differ from estimated payouts.

(2)	The 9.069% Junior Subordinated Deferrable Debentures and the 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2036 and June 15, 2037, respectively.

The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis:

Capital at
(Dollars in thousands)	December 31, 2009

Validus Reinsurance, Ltd. (consolidated), excluding IPCRe Limited	$1,829,018
IPCRe Limited	1,885,496

Total Validus Reinsurance, Ltd. (consolidated)	3,714,514
Talbot Holdings, Ltd	606,406

Total consolidated capitalization	4,320,920
Debentures payable	(289,800)

Total shareholders’ equity	$4,031,120

Recent Accounting Pronouncements

Please refer to Note 4 to the consolidated financial statements (Part II, Item 8) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company’s borrowings and credit facilities as at December 31, 2009:

(Dollars in thousands)	Commitments	Outstanding

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800
$200,000 unsecured letter of credit facility	200,000	—
$500,000 secured letter of credit facility	500,000	225,823
Talbot FAL facility	25,000	25,000
$250,000 IPC Syndicated Facility	16,537	16,537
$350,000 IPC Bi-Lateral Facility	350,000	96,047

Total	$1,441,537	$653,207

Please refer to Note 15 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of the Company’s debt and financing arrangements.

On July 24, 2009, the Company announced that it has entered into the Second Amendment to each of its $500.0 million five-year secured letter of credit facility, $200.0 million three-year unsecured facility and the First Amendment to its $100.0 million Talbot FAL facility to amend a specific investment restriction clause to permit the completion of the IPC Acquisition. The amendment also modifies and updates certain pricing and covenant terms.

The Company is currently in the process of renewing the $200.0 million unsecured letter of credit facility and expects to complete the process in March 2010.

IPCRe Limited obtains letters of credit through a $250.0 million Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350.0 million Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). In July, 2009, certain terms of these credit facilities were amended including suspending IPCRe’s ability to increase existing letters of credit or to issue new letters of credit. With respect of the IPC Syndicated Facility, IPCRe Limited provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective December 31, 2009 and December 31, 2008, there were outstanding letters of credit of $112.8 million and $166.3 million, respectively, of which $16.8 million and $65.9 million were issued from the IPC Syndicated Facility with $96.0 million and $100.4 million issued from the IPC Bi-Lateral Facility.

On January 21, 2010, the Company offered and sold $250.0 million of Senior Notes due 2040 (the “8.875% Senior Notes”) in a registered public offering. The 8.875% Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. Interest on the 8.875% Senior Notes is payable at 8.875% per annum through January 26, 2040. Interest on the Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $244.3 million from the sale of the 8.875% Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, will be used by the Company for general corporate purposes, which may include the repurchase of our outstanding capital stock, dividends to our shareholders and/or potential acquisitions.

Regulation

Validus Re, IPCRe Limited and a Talbot subsidiary (the “Bermuda registered companies”) are registered under the Insurance Act 1978 of Bermuda (“the Act”). Under the Act, the Bermuda registered companies are required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires the Bermuda registered companies to meet minimum solvency requirements. For the year ended December 31, 2009, the Bermuda registered companies satisfied these requirements. Please refer to the Notes to the Consolidated Financial Statements (Part II, Item 8) for further discussion of statutory and regulatory requirements.

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

Ratings

Validus Reinsurance, Ltd.

A.M. Best.  On September 9, 2009, following the completion of the IPC acquisition, A.M. Best removed from under review and affirmed the financial strength rating of A- (Excellent) for Validus Reinsurance, Ltd. IPCRe Limited, and IPCRe Europe. The outlook on these ratings is stable. A.M. Best also removed from under review and affirmed the Company’s “bbb-” issuer credit and indicative senior debt ratings as well as the “bb+” subordinated debt and “bb” preferred stock ratings. The outlook on these ratings is stable.

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

Moody’s Investors Service.  On September 9, 2009, Moody’s affirmed the Company’s ratings and changed the ratings outlook to stable from negative. The Baa2 long-term issuer rating was affirmed for Validus Holdings, Ltd. and the A3 insurance financial strength rating was affirmed for Validus Reinsurance, Ltd.

Talbot Underwriting, Ltd.

Talbot’s subsidiary, Talbot Underwriting Ltd., which manages Syndicate 1183 at Lloyd’s, relies on the ratings assigned to Lloyd’s insurance market.

Lloyd’s as a market is rated as follows:

AM Best	A	Excellent	Stable Outlook
Fitch Ratings	A+	Strong	Stable Outlook
S&P	A+	Strong	Stable Outlook

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

Substantially all of the fixed maturity investments held at December 31, 2009 were publicly traded. At December 31, 2009, the average duration of the Company’s fixed maturity portfolio was 2.24 years (December 31, 2008: 1.82 years) and the average rating of the portfolio was AA+ (December 31, 2008: AAA). At December 31, 2009, the total fixed maturity portfolio was $4,869.4 million (December 31, 2008: $2,454.5 million), of which $3,287.9 million (December 31, 2008: $1,941.3 million) were rated AAA. At December 31, 2009, fair value measurements of certain non-Agency RMBS securities, representing 1.2% of the Company’s total assets, have primarily unobservable inputs (December 31, 2008: 2.6%).

On September 4, 2009, as part of the acquisition of IPC, the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds was submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As of December 31, 2009 the Company had received $59.6 million and accordingly, a receivable exists for the remaining $29.8 million. Subsequent to year-end, an additional $20.9 million was received, leaving $8.9 million receivable with ultimate collection expected upon the funds’ 2009 audit completion deadline of June 30, 2010. As of December 31, 2009, the Company held a fund of hedge fund side pocket of $25.7 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the fourth quarter of 2009, the Company received distribution proceeds of $2.6 million from the side pocket. Subsequent to year-end, an additional $4.4 million was received from the side pocket.

On August 28, 2009, the Company sold short equity index futures contracts with a goal of hedging until closing of the IPC Acquisition and liquidation of IPC’s mutual fund equity portfolio exposure. The contracts were closed when the equity positions were fully redeemed on September 9, 2009. The Company experienced a $3.3 million realized investment loss as a result of the futures contracts.

The Company’s investment guidelines require that investments be rated A- or higher at the time of purchase. During the year ended December 31, 2009, Moody’s downgraded a substantial number of non-agency mortgage backed securities issues, including several securities held by the Company. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $89.8 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at December 31, 2009 were $52.4 million of catastrophe bonds and $12.1 million of corporate bonds.

Cash and cash equivalents and investments in Talbot of $1,408.1 million at December 31, 2009 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2008: $1,032.3 million). Total cash and cash equivalents and investments in Talbot were $1,420.4 million at December 31, 2009 (December 31, 2008: $1,142.0 million).

As of December 31, 2009, the Company had approximately $4.2 million of asset-backed securities with sub-prime collateral (December 31, 2008: $6.4 million) and $82.3 million of Alt-A RMBS (December 31, 2008: $103.8 million).

As described more fully under the “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Company identified certain non-Agency RMBS securities trading in inactive markets. During the three months ended December 31, 2009, the change in fair value for the identified RMBS securities resulted in a $6.4 million increase in net unrealized loss on investments. This increase in net unrealized losses on investments resulted in a $6.4 million decrease in shareholders’ equity as at December 31, 2009.

Goodwill and Intangible Assets

The Company has performed an impairment analysis of its carried goodwill and indefinite lived intangible assets as required by U.S. GAAP. The analysis included a comparison of the Company’s market capitalization to book value ratio. Management has also evaluated the fair value of Talbot relative to its book value on the following basis:

1) Gross premium written for 2008 and 2009;

2) Internal demand for and valuation of syndicate capacity, and utilization of Lloyd’s licenses; and

3) External demand for syndicate capacity.

Reporting units are consistent with the segmental basis. Based on its analysis, management has concluded that an impairment valuation is not required against the carried goodwill and indefinite lived intangible assets.

Cash Flows

During the three months ended December 31, 2009 and 2008, the Company generated net cash from operating activities of $206.7 million and $88.6 million, respectively. During the year ended December 31, 2009 and 2008, the Company generated net cash from operating activities of $555.1 million and $486.0 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.

Pursuant to an Amalgamation Agreement dated July 9, 2009 among IPC, Validus Holdings, Ltd. and Validus, Ltd., on September 4, 2009, the Company acquired all of IPC’s outstanding common shares in exchange for a combination of the Company’s common shares and cash (the “IPC Acquisition”). Each outstanding IPC common share (including any shares held by IPC shareholders that did not vote in favor of the amalgamation, but excluding shares owned by the Company), have been cancelled and converted into the right to receive 0.9727 of the Company’s common shares, $7.50 in cash (less any applicable withholding tax and without interest) and cash in lieu of fractional shares. The IPC Acquisition resulted in the issuance by the Company of 54,556,762 common shares valued at $24.10 per share and the payment of $420.8 million in cash to IPC shareholders. IPC’s operations are focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to gain a strategic advantage in the current reinsurance market and increase the Company’s capital base. Sources of funds consist primarily of the receipt of premiums written, investment income and proceeds from sales and redemptions of investments. In addition, cash will also be received from financing activities. Cash is used to pay primarily losses and loss expenses, brokerage commissions, excise taxes, general and administrative expenses, purchase new investments, payment of premiums retroceded and payment of dividends. The Company has had sufficient resources to meet its liquidity requirements.

As of December 31, 2009 and December 31, 2008, the Company had cash and cash equivalents of $387.6 million and $449.8 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at December 31, 2009, presented above.

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

We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s and IPC’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s limited operating history;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we expect to operate;

•	the integration of businesses we may acquire or new business ventures, including overseas offices, we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s or IPC’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•	the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

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

As at December 31, 2009, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.3%, or approximately $123.8 million. As at December 31, 2009, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.1% or approximately $111.9 million.

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

As at December 31, 2009, the Company held $768.6 million (December 31, 2008: $994.1 million), or 15.8% (December 31, 2008: 40.5%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of December 31, 2009, $405.4 million, or 5.8% of our total assets and $413.9 million, or 13.9% of our total liabilities was held in foreign currencies. As of December 31, 2009, $81.2 million, or 2.7% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of December 31, 2008, $303.2 million, or 7.0% of our total assets and $308.3 million, or 12.9% of our total liabilities was held in foreign currencies. As of December 31, 2008, $62.3 million, or 2.6% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk:  We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded below A-/A3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At December 31, 2009, 3.2% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 1.5% of total investments, other than with respect to government securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2009, 99.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A-, (December 31, 2008 rated A- or better) or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.

Liquidity risk:  Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which at December 31, 2009 represent 11.9% (December 31, 2008: 20.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2009, the Company had $2,636.8 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at December 31, 2009 are provided below.

On September 4, 2009, as part of the acquisition of IPC the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds was submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As of December 31, 2009 the Company had received $59.6 million and accordingly, a receivable exists for the remaining $29.8 million. Subsequent to year-end, an additional $20.9 million was received, leaving $8.9 million receivable with ultimate collection expected upon the funds’ 2009 audit completion deadline of June 30, 2010. As of December 31, 2009, the Company held a fund of hedge fund side pocket of $25.7 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the fourth quarter, the Company received distribution proceeds of $2.6 million from the side pocket. Subsequent to year end, an additional $4.4 million was received from the side pocket.

	Maturity Date/	In Use/
(Dollars in thousands)	Term	Outstanding

9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
$500,000 secured letter of credit facility	March 12, 2012	225,823
Talbot FAL facility	April 13, 2011	25,000
$250,000 IPC Syndicated Facility	April 13, 2011	16,537
$350,000 IPC Bi-Lateral Facility	December 31, 2010	96,047

Total		$653,207

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the Framework criteria.

The Company acquired all of the outstanding shares of IPC on September 4, 2009. IPC’s assets represented approximately 8.0% of total revenue and 33.0% of the Company’s total assets as at December 31, 2009. Consistent with the SEC’s general guidance, IPC has been omitted from the Company’s assessment scope for the effectiveness of internal control over financial reporting in the year of acquisition.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report included in this filing.

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

Certain of the information required by this item relating to the executive officers of the Company may be found at page 38. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table displays certain information regarding our equity compensation plan at December 31, 2009:

			Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon Exercise of	Weighted-Average	for Future Issuance
	Outstanding Options and	Exercise Price of	Under Equity
(Dollars in thousands)	Restricted Stock	Outstanding Options	Compensation Plans

2005 Amended and Restated Long-Term Incentive Plan	5,280,169	$17.83	$7,846,727
Share Sale Agreement	410,667	—	—
Director Stock Compensation Plan	4,577	—	52,566
IPC Holdings Ltd. 2007 Incentive Plan	603,253	28.16	621,747

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

a) Financial Statements and Financial Statement Schedules are included as pages F-1 to F-62.

b) The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

EXHIBITS

Exhibit
Number	Description of Document

3.1	Memorandum of Association dated October 10, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
3.2	Amended and Restated Bye-laws (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.1	Specimen Common Share Certificate (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.3	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.4	Form of 9.069% Junior Subordinated Deferrable Debentures (Included in Exhibit 10.8 hereto) (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.5	First Supplemental Indenture to the above Indenture dated as of September 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.6	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.7	Form 8.480% Junior Subordinated Deferrable Debentures (Included in Exhibit 10.8 hereto) (Incorporated by Reference from S-1 SEC File No. 333-139989)
4.8	Senior Note Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)
4.9	8.875% Senior Notes Supplemental Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)
4.10	Form of 8.875% Senior Note (Included in Exhibit 4.9 hereto) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)
10.1	Shareholders’ Agreement dated as of December 12, 2005 among Validus Holdings, Ltd. and the Shareholders Named Therein (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.2	Advisory Agreement with Aquiline Capital Partners LLC dated December 7, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.3	Form of Warrant (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.4	Form of Amendment to Warrants dated as of December 21, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 1, 2007)
10.5	Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.6	Three-Year Unsecured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.7	First Amendment to each of the Three-Year Unsecured Letter of Credit Facility Agreement and the Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from 8-K filed with the SEC on October 26, 2007)
10.8	Second Amendment, dated as of July 24, 2009, to each of the Three-Year Unsecured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, and the Five-Year Secured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009).
10.9	Talbot Standby Letter of Credit Facility dated as of November 28, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 4, 2007)

Exhibit
Number	Description of Document

10.10	Amendment No. 1, dated as of July 23, 2009, to the $100 million Standby Letter of Credit Facility dated as of 28 November 2007, among Talbot Holdings Ltd., Validus Holdings, Ltd., the Lenders party thereto and Lloyds TSB Bank plc, as Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009)
10.11	Amendment and Restatement Agreement dated as of November 19, 2009 relating to a $100 million Standby Letter of Credit Facility dated as of 28 November 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2009)
10.12	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.12.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.13	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.13.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.14	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.14.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.15	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.15.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.16	Amended and Restated Employment Agreement between Validus Reinsurance, Ltd. and Conan M. Ward (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.16.1	Amendment to Amended and Restated Employment Agreement between Validus Reinsurance, Ltd. and Conan M. Ward (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.17	Employment Agreement between Validus Holdings, Ltd. and Jerome Dill (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.18	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Michael J. Belfatti (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.18.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd and Michael J. Belfatti (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.19	Service Agreement between Talbot Underwriting Services, Ltd. and Charles Neville Rupert Atkin (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.20	Service Agreement between Talbot Underwriting Services, Ltd. and Gilles Alex Maxime Bonvarlet (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)

Exhibit
Number	Description of Document

10.21	Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.21.1	Amendment No. 1 to Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 13, 2008.)
10.22	Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.23	Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.24	Discretionary Advisory Agreement with Goldman Sachs Asset Management (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.25	Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.26	Form of Pre-IPO Restricted Share Agreement for Executive Officers (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.27.1	Form of Post-IPO Restricted Share Agreement for Executive Officers (bonus shares) (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.27.2	Form of Post-IPO Restricted Share Agreement for Executive Officers (LTIP grant) (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.28	Form of Restricted Share Agreement at Talbot Acquisition Date for Messrs. Atkin, Bonvarlet and Carpenter (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.29	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.30	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.31	Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.32	Stock Option Agreement between Validus Holdings, Ltd. and George P. Reeth (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.33	Form of Stock Option Agreement for Executive Officers prior to 2008 (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.34	Form of Stock Option Agreement for Executive Officers commencing in 2008 (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008.)
10.35	Nonqualified Supplemental Deferred Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.36	Director Stock Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.36.1	Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009 (Incorporated by Reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2008 filed with the SEC on February 27, 2009)
10.37	Share Sale Agreement between Validus Holdings, Ltd. and the Shareholders of Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)
10.38	Agreement to Provide Information between Validus Holdings, Ltd. and Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)

Exhibit
Number	Description of Document

10.39	Form of Restricted Share Agreement for Talbot Executive Officers (Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 13, 2008.)
10.40	Agreement and Plan of Amalgamation, dated as of July 9, 2009, among IPC Holdings, Ltd., Validus Holdings, Ltd. and Validus Ltd. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009)
21*	Subsidiaries of the Registrant
23*	Consent of PricewaterhouseCoopers
24	Power of attorney (Incorporated by Reference from signature page)
31*	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hamilton, Bermuda, on March 1, 2010.

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

Signature	Title	Date

/s/ Edward J. Noonan Name: Edward J. Noonan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ Joseph E. (Jeff) Consolino Name: Joseph E. (Jeff) Consolino	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010

/s/ George P. Reeth Name: George P. Reeth	Director and President	March 1, 2010

/s/ Matthew J. Grayson Name: Matthew J. Grayson	Director	March 1, 2010

/s/ Jeffrey W. Greenberg Name: Jeffrey W. Greenberg	Director	March 1, 2010

/s/ John J. Hendrickson Name: John J. Hendrickson	Director	March 1, 2010

/s/ Jean-Marie Nessi Name: Jean-Marie Nessi	Director	March 1, 2010

Signature	Title	Date

/s/ Sumit Rajpal Name: Sumit Rajpal	Director	March 1, 2010

/s/ Alok Singh Name: Alok Singh	Director	March 1, 2010

/s/ Christopher E. Watson Name: Christopher E. Watson	Director	March 1, 2010

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded IPC from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a business combination during 2009. We have also excluded IPC from our audit of internal control over financial reporting. IPC is a wholly-owned subsidiary whose total assets and total revenues represent 33% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/  PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
March 1, 2010

Validus Holdings, Ltd.

Consolidated Balance Sheets
As at December 31, 2009 and 2008
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,
	2009	2008

ASSETS
Fixed maturities, at fair value (amortized cost: 2009 — $4,870,395; 2008 — $2,553,018)	$4,869,378	$2,454,501
Short-term investments, at fair value (amortized cost: 2009 — $482,632; 2008 — $379,537)	481,766	377,036
Other investments, at fair value (amortized cost: 2009 — $35,941; 2008 — $nil)	37,615	—
Cash and cash equivalents	387,585	449,848

Total investments and cash	5,776,344	3,281,385
Premiums receivable	551,616	408,259
Deferred acquisition costs	112,329	108,156
Prepaid reinsurance premiums	73,164	22,459
Securities lending collateral	90,350	98,954
Loss reserves recoverable	181,765	208,796
Paid losses recoverable	14,782	1,388
Net receivable for investments sold	—	490
Income taxes recoverable	2,043	1,365
Intangible assets	123,055	127,217
Goodwill	20,393	20,393
Accrued investment income	38,077	20,433
Other assets	35,222	23,185

Total assets	$7,019,140	$4,322,480

LIABILITIES
Reserve for losses and loss expenses	$1,622,134	$1,305,303
Unearned premiums	724,104	539,450
Reinsurance balances payable	65,414	33,042
Securities lending payable	90,106	105,688
Deferred income taxes	24,508	21,779
Net payable for investments purchased	44,145	—
Accounts payable and accrued expenses	127,809	74,184
Debentures payable	289,800	304,300

Total liabilities	2,988,020	2,383,746

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2009 — 128,459,478; 2008 — 75,624,697)	23,033	13,235
Treasury shares	(553)	—
Additional paid-in-capital	2,675,680	1,412,635
Accumulated other comprehensive (loss)	(4,851)	(7,858)
Retained earnings	1,337,811	520,722

Total shareholders’ equity	4,031,120	1,938,734

Total liabilities and shareholders’ equity	$7,019,140	$4,322,480

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,	December 31,
	2009	2008	2007

Revenues
Gross premiums written	$1,621,241	$1,362,484	$988,637
Reinsurance premiums ceded	(232,883)	(124,160)	(70,210)

Net premiums written	1,388,358	1,238,324	918,427
Change in unearned premiums	61,219	18,194	(60,348)

Net premiums earned	1,449,577	1,256,518	858,079
Gain on bargain purchase, net of expenses	287,099	—	—
Net investment income	118,773	139,528	112,324
Realized gain on repurchase of debentures	4,444	8,752	—
Net realized (losses) gains on investments	(11,543)	(1,591)	1,608
Net unrealized gains (losses) on investments	84,796	(79,707)	12,364
Other income	4,634	5,264	3,301
Foreign exchange (losses) gains	(674)	(49,397)	6,696

Total revenues	1,937,106	1,279,367	994,372

Expenses
Losses and loss expenses	523,757	772,154	283,993
Policy acquisition costs	262,966	234,951	134,277
General and administrative expenses	185,568	123,948	100,765
Share compensation expenses	27,037	27,097	16,189
Finance expenses	44,130	57,318	51,754
Fair value of warrants issued	—	—	2,893

Total expenses	1,043,458	1,215,468	589,871

Net income before taxes	893,648	63,899	404,501
Tax benefit (expense)	3,759	(10,788)	(1,505)

Net income	$897,407	$53,111	$402,996

Comprehensive income
Foreign currency translation adjustments	3,007	(7,809)	(49)

Comprehensive income	$900,414	$45,302	$402,947

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	93,697,194	74,677,903	65,068,093
Diluted	97,168,409	75,819,413	67,786,673
Basic earnings per share	$9.51	$0.62	$6.19

Diluted earnings per share	$9.24	$0.61	$5.95

Cash dividends declared per share	$0.80	$0.80	$—

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,	December 31,
	2009	2008	2007

Common shares
Balance — Beginning of period	$13,235	$12,985	$10,234
Issue of common shares	9,798	250	2,751

Balance — End of period	$23,033	$13,235	$12,985

Treasury shares
Balance — Beginning of period	$—	$—	$—
Repurchase of common shares	(553)	—	—

Balance — End of period	$(553)	$—	$—

Additional paid-in capital
Balance — Beginning of period	$1,412,635	$1,384,604	$1,048,025
Issue of common shares, net of expenses	1,314,188	934	317,497
Repurchase of common shares	(83,611)	—	—
Fair value of warrants qualifying as equity	—	—	2,893
Share compensation expenses	32,468	27,097	16,189

Balance — End of period	$2,675,680	$1,412,635	$1,384,604

Accumulated other comprehensive (loss) income
Balance — Beginning of period	$(7,858)	$(49)	$875
Foreign currency translation adjustments	3,007	(7,809)	(49)
Cumulative effect of adoption of fair value option	—	—	(875)

Balance — End of period	$(4,851)	$(7,858)	$(49)

Retained earnings
Balance — Beginning of period	$520,722	$537,260	$133,389
Cumulative effect of adoption of fair value option	—	—	875
Dividends	(80,318)	(69,649)	—
Net income	897,407	53,111	402,996

Balance — End of period	$1,337,811	$520,722	$537,260

Total shareholders’ equity	$4,031,120	$1,938,734	$1,934,800

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,	December 31,
	2009	2008	2007

Cash flows provided by (used in) operating activities
Net income	$897,407	$53,111	$402,996
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	32,468	27,097	16,189
Realized gain on repurchase of debentures	(4,444)	(8,752)	—
Bargain purchase gain	(352,349)	—	—
Net realized losses (gains) on investments	11,543	1,591	(1,608)
Net unrealized (gains) losses on investments	(84,796)	79,707	(12,364)
Fair value of warrants expensed	—	—	2,893
Amortization of intangible assets	25,833	4,162	2,081
Foreign exchange (gains) losses on cash and cash equivalents included in net income	(9,579)	40,474	(5,975)
Amortization of premium on fixed maturities	16,277	3,710	(10,739)
Change in:
Premiums receivable	37,163	(23,833)	(7,035)
Deferred acquisition costs	17,914	(2,790)	(10,900)
Prepaid reinsurance premiums	(47,070)	(1,162)	36,690
Loss reserves recoverable	32,922	(82,685)	32,519
Paid losses recoverable	(13,424)	6,281	16,820
Income taxes recoverable	(546)	1,845	2,438
Accrued investment income	5,176	(473)	(5,812)
Other assets	(3,622)	12,908	3,955
Reserve for losses and loss expenses	(10,238)	444,149	94,313
Unearned premiums	(20,846)	(17,032)	23,657
Reinsurance balances payable	28,733	(1,401)	(37,665)
Deferred income taxes	3,089	11,921	(1,027)
Accounts payable and accrued expenses	(6,495)	(62,845)	21,952

Net cash provided by operating activities	555,116	485,983	563,378

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	3,481,772	2,266,000	1,346,874
Proceeds on maturities of investments	568,030	799,775	67,650
Purchases of fixed maturities	(4,421,787)	(3,284,971)	(2,545,787)
Sales (purchases) of short-term investments, net	200,253	(109,250)	441,548
Sales of other investments, net	90,395	—	—
Decrease (increase) in securities lending collateral	15,582	58,636	(151,998)
Purchase of subsidiary, net of cash acquired	(376,878)	—	(18,809)

Net cash (used in) investing activities	(442,633)	(269,810)	(860,522)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of debentures payable	—	—	198,000
Repurchase of debentures	(10,056)	(36,948)	—
Issue of common shares, net of expenses	1,250	1,184	320,248
Purchases of common shares under share repurchase program	(84,164)	—	—
Dividends paid	(78,515)	(67,934)	—
(Decrease) increase in securities lending payable	(15,582)	(58,636)	151,998

Net cash (used in) provided by financing activities	(187,067)	(162,334)	670,246

Effect of foreign currency rate changes on cash and cash equivalents	12,321	(48,689)	7,953
Net (decrease) increase in cash	(62,263)	5,150	381,055
Cash and cash equivalents — beginning of period	$449,848	$444,698	$63,643

Cash and cash equivalents — end of period	$387,585	$449,848	$444,698

Taxes paid (recovered) during the period	$1,673	$(2,510)	$57

Interest paid during the period	$26,575	$27,474	$22,577

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

On September 4, 2009, pursuant to an Amalgamation Agreement, the Company acquired all of IPC Holdings Ltd’s (“IPC”) outstanding common shares in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share. IPC’s operations were focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to gain a strategic advantage in the current reinsurance market and increase the Company’s capital base.

2.	Basis of preparation and consolidation

These consolidated financial statements include the Company and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, and reinsurance recoverable balances including the provision for unrecoverable reinsurance and investment valuation. The term “FASB” used in these notes refer to United States Financial Accounting Standards Board. The consolidated financial statements include the results of operations and cash flows of Talbot, since the date of acquisition of July 2, 2007; and IPC, since the date of acquisition of September 4, 2009 and not any prior periods (including for comparative purposes), except with respect to “Supplemental Pro Forma Information’’ included within Note 5.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

3.	Significant accounting policies

The following is a summary of significant accounting policies adopted by the Company.

a)	Premiums

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

In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a “losses occurring during” basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a “risks attaching during” policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the gross premiums earned to which the risk attaching policy relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

recorded and expensed at the time a loss event occurs. Reinsurance recoverables are based on contracts in force. The method for determining the reinsurance recoverable on unpaid loss and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties. The use of different assumptions could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

e)	Investments

During the first quarter of 2007, the Company adopted authoritative guidance on “Fair Value Measurements and Disclosures” and “Financial Instruments.” The guidance defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. The guidance provides a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The guidance further expands disclosures about such fair value measurements. The guidance applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

Short-term investments comprise investments with a remaining maturity of less than one year at time of purchase and money market funds held at the Company’s investment managers.

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
(Expressed in thousands of U.S. dollars, except share and per share information)

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

The U.S. Dollar is the functional currency of the Company and the majority of the subsidiaries. For these companies, monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date with the resulting foreign exchange gains and losses included in earnings.

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

The Company accounts for its share plans in accordance with the U.S. GAAP fair value recognition provisions for “Stock Compensation.” Accordingly, the Company recognizes the compensation expense for stock option grants and restricted share grants based on the fair value of the award on the date of grant over the requisite service period.

i)	Warrants

The Company has accounted for certain warrant contracts issued to our sponsoring investors in conjunction with the capitalization of the Company, and which may be settled by the Company using either the physical settlement or net-share settlement methods, in accordance with U.S. GAAP guidance for “Derivatives and Hedging.” Accordingly, the fair value of these warrants has been recorded in equity as an addition to additional paid-in capital.

j)	Earnings per share

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

k)	Income taxes and uncertain tax provisions

Deferred tax assets and liabilities are recorded in accordance with U.S. GAAP “Income Taxes” guidance. Consistent with this guidance, the Company records deferred income taxes which reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

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

During the first quarter of 2007, the Company adopted authoritative guidance which requires the Company to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company did not recognize any resulting liabilities for unrecognized tax benefits.

l)	Business combinations

On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. The transaction was accounted for as a purchase method business combination in accordance with existing U.S. GAAP guidance for “Business Combinations.” Certain amounts in Talbot’s financial statements have been changed to conform to the Company’s accounting policies.

On September 4, 2009, the Company acquired all of the outstanding shares of IPC. The transaction was accounted for as an acquisition method business combination. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income for year ended December 31, 2009. IPC’s accounting policies have been conformed to those of the Company.

m)	Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets recognized in business combinations in accordance with U.S. GAAP guidance. A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Goodwill is deemed to have an indefinite life and is not amortized, but tested at least annually for impairment. Where the total fair value of net assets acquired exceeds consideration paid (“negative goodwill”), the acquirer will record a gain as a result of the bargain purchase, to be recognized through the income statement at the close of the transaction.

Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Syndicate capacity is deemed to have an indefinite life. Intangible assets with definite lives are amortized on a straight line basis over the estimated useful lives. Trademark and Distribution Network are deemed to have definite lives and are therefore amortized. Refer also to Note 5 “Business combinations.’’

Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

of a reporting unit with its book value, including goodwill. Reporting units are consistent with the segmental basis. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down would be recorded. The measurement of fair values in reporting units is determined on a number of factors and assumptions including ranges of future discounted earnings, forecast revenue and operating expenses and effective tax rates.

If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations.

4.	Recent accounting pronouncements

In December 2007, the FASB issued authoritative guidance on “Business Combinations” and “Consolidation” which are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued further authoritative guidance on business combinations that amended previous guidance on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. Significant changes arising from this update, which impact current and future acquisitions include the determination of the purchase price and treatment of transaction expenses, restructuring charges and negative goodwill as follows;

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

As a result of the adoption of this update the Company has expensed as incurred the transaction costs related to the definitive Amalgamation Agreement dated July 9, 2009 among IPC, Validus Holdings, Ltd and Validus, Ltd (the “Amalgamation Agreement”) with IPC, as described in Note 5. The adoption of this update on business combinations and consolidation materially impacts the consolidated financial statement recognition and measurement of current and future acquisitions.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

In January 2009, the FASB issued authoritative guidance on “Investments — Other” and the beneficial interests in securitized financial assets that amends certain recognition aspects of other-than-temporary impairments (“OTTI”). This update is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of this update to a prior interim or annual period is prohibited. As the Company’s investment portfolio is classified as trading, the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on “Fair Value Measurements and Disclosures” and the recognition and presentation of OTTI. The fair value measurement update includes guidance on; (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased; and (2) identifying transactions that are not orderly. The primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if; (1) an entity has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. Both updates are effective for interim and annual periods ending after June 15, 2009. The adoption of these updates has not had a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of “Financial Instruments.” This update expands the fair value disclosures required for specified financial instruments for interim periods of publicly traded entities. This update also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. This update is effective for interim and annual periods ending after June 15, 2009. As this update only expands certain disclosure requirements it has not had a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance which amends the “Consolidation” guidance that applies to Variable Interest Entities (“VIEs”). This update amends the guidance for the identification of VIEs and their primary beneficiaries and the financial statement disclosures required. This update is effective for interim and annual periods beginning after November 15, 2009. On December 4, 2009, the FASB issued a proposed update that would indefinitely defer the effective date of the above noted authoritative guidance for a reporting enterprise’s interest in entities that have certain attributes for which it is industry practice to issue financial statements in accordance with “Financial Services — Investment Companies” guidance. The adoption of this update it is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which prescribes the use of the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of U.S. “Generally Accepted Accounting

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Principles” (“GAAP”). All of its content carries the same level of authority, effectively superseding previous guidance to include only two levels of U.S. GAAP: authoritative and nonauthoritative. This update is effective for interim and annual periods ending after September 15, 2009. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB updated guidance on “Fair Value Measurements and Disclosures” of liabilities. This update clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more prescribed valuation techniques to estimate fair value. This update is effective for the first interim or annual reporting period beginning after August 28, 2009. The adoption of this update has not had a material impact on the Company’s consolidated financial statements and affected disclosures only.

In August 2009, the FASB proposed updated guidance on improving “Fair Value Measurements and Disclosures.” The proposed update would clarify existing requirements regarding disclosures of inputs and valuation techniques and levels of disaggregation. In addition, the proposed updated would require new disclosures on (1) sensitivity disclosures regarding the effect of changing Level 3 inputs if the change in the fair value measurement would change significantly, (2) significant transfers in and out of Levels 1 and 2 and the reasons that such transfers were made, and (3) additional disclosure in the reconciliation of Level 3 activity, including information on a gross basis for purchases, sales, issuances, and settlements. An effective date has not been established. As this update only expands certain disclosure requirements it is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2009, the FASB issued a proposed update regarding the recognition of costs associated with acquiring or renewing insurance contracts. The proposed update would limit the costs an entity can include in deferred acquisition costs to those that are directly related to the acquisition of new and renewal insurance contracts. The proposed update would also clarify that direct costs include only those that result in a successful acquisition of a policy and exclude all costs incurred for unsuccessful efforts. In addition, the proposed update also would require that an entity include only actual costs, not costs expected to be incurred, in deferred acquisition costs. The proposed update would be effective for interim and annual reporting periods beginning on or after December 15, 2010, and would be applied prospectively; however, there would be an option for retrospective application. Early adoption would be permitted. The Company will continue to evaluate the potential impact of this proposed guidance.

5.	Business combinations

On September 4, 2009, pursuant to an Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share. IPC’s operations are focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to gain a strategic advantage in the then current reinsurance market and increase the Company’s capital base.

The aggregate purchase price paid by the Company was $1,746,224 for adjusted tangible net assets acquired of $2,076,902. The global financial crisis and related market illiquidity have led to several publicly traded companies

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

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

An adjustment of $50,000 was made to IPC’s net assets acquired in respect of the termination fee (the “Max Termination Fee”) paid under the Agreement and Plan of Amalgamation among Max Capital Group Ltd., IPC and IPC Limited. This Max Termination Fee was advanced to IPC by the Company on July 9, 2009, but was repayable in certain circumstances.

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

Total allocable purchase price
IPC shares outstanding at September 4, 2009(a)	56,110,096
Exchange ratio	0.9727
Validus common shares issued(a)	54,578,268
Validus closing share price on September 4, 2009	$24.10
Total value of Validus shares to be issued		$1,315,337
Total cash consideration paid at $7.50 per IPC share		420,826
Share compensation awards issued to IPC employees pursuant
to the Amalgamation Agreement and earned prior to the
Amalgamation		10,061

Total allocable purchase price		1,746,224
Tangible Assets Acquired
Cash and investments	$2,463,374
Premiums Receivable(b)	202,278

Tangible Assets Acquired		2,665,652
Liabilities Acquired
Net loss reserves and paid losses recoverable	$304,957
Unearned premiums, net of expenses	180,370
Other liabilities	53,423

Liabilities acquired		538,750

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Net tangible assets acquired, at fair value	2,126,902
Max Termination Fee	(50,000)

Net tangible assets acquired, at fair value, adjusted	2,076,902

Bargain purchase gain before establishment of intangible assets	330,678
Intangible asset — customer relationships	21,671

Bargain purchase gain on acquisition of IPC	$352,349

(a)	The number of shares include restricted stock in IPC.

(b)	The fair value of receivables approximates the gross contractual amounts receivable and includes other assets.

The Company also incurred transaction and termination expenses related to the IPC acquisition. Transaction expenses are primarily comprised of legal, corporate advisory, and audit related services. Termination expenses are primarily comprised of severance costs and accelerated share compensation costs in connection with certain IPC employment contracts that have been terminated. As of December 31, 2009, the customer relationships intangible asset has been fully amortized as it not expected to significantly contribute to the Company’s future cash flows beyond the balance sheet date. The gain on bargain purchase, net of expenses has been presented as a separate line item in the Company’s Consolidated Statements of Operations and Comprehensive Income, and is composed of the following:

December 31, 2009

Bargain purchase gain on acquisition of IPC	$352,349
Transaction expenses	(29,448)
Termination expenses	(14,131)
Amortization of intangible asset — customer relationships	(21,671)

Gain on bargain purchase, net of expenses	$287,099

The following selected audited information has been provided to present a summary of the results of IPC since the acquisition date, that have been included within the Validus Re segment in the consolidated financial statements.

From Acquisition Date to
December 31, 2009

Net premiums written	$(4,974)
Total revenue	161,188
Total expenses	33,370

Net income	$127,818

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
(Expressed in thousands of U.S. dollars, except share and per share information)

January 1, 2008. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

	December 31,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues
Gross premiums written	$2,008,578	$1,765,628
Reinsurance premiums ceded	(239,412)	(130,031)

Net premiums written	1,769,166	1,635,597
Change in unearned premiums	(57,338)	8,288

Net premiums earned	1,711,828	1,643,885
Net investment income	163,944	213,430
Net realized (losses) on investments	(4,717)	(169,799)
Net unrealized gains (losses) on investments	189,789	(79,707)
Other income	4,603	5,329
Realized gain on repurchase of debentures	4,444	8,752
Foreign exchange gains (losses)	4,294	(51,245)

Total revenues	2,074,185	1,570,645

Expenses
Losses and loss expenses	556,550	927,786
Policy acquisition costs	289,600	271,380
General and administrative expenses	209,510	144,637
Share compensation expenses	33,751	32,722
Finance expenses	44,513	59,977

Total expenses	1,133,924	1,436,502

Net income before taxes	940,261	134,143
Tax benefit (expense)	3,759	(10,788)

Net income	$944,020	123,355

Basic earnings per share	$10.01	$1.56

Diluted earnings per share	$9.72	$1.63

6.	Goodwill and other intangible assets

Following the acquisition of IPC on September 4, 2009, the Company recorded intangible assets (including certain amortization thereon) and negative goodwill. Intangible assets of $21,671 were recognized as a result of the acquisition of IPC (relating to customer relationships). As of December 31, 2009, the customer relationships intangible asset has been fully amortized.

Following the acquisition of Talbot Holdings Ltd. on July 2, 2007, the Company recorded intangible assets in the name of Syndicate Capacity, Trademark and Distribution Network (including certain amortization thereon) and goodwill. Syndicate capacity represents Talbot’s authorized premium income limit to write insurance business in the Lloyd’s market. Talbot has owned 100% of Syndicate 1183’s capacity since 2002 and there are no third party tenure rights. The capacity is renewed annually at no cost to Talbot, but may be freely purchased or sold, subject to

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Talbot, subject to Lloyd’s approval. Trademark and Distribution Network are estimated to have finite useful lives of 10 years and are amortized on a straight line basis over such periods. Syndicate capacity and goodwill are estimated to have indefinite useful lives. Goodwill includes amounts related to the value of the workforce. The goodwill and intangibles are recorded entirely in the Company’s Talbot segment. The following table shows an analysis of goodwill and other intangible assets included in the Talbot segment:

		Intangible Assets With	Intangible Assets
	Goodwill	an Indefinite Life	with a Finite Life	Total

Balance at December 31, 2008	$20,393	$91,843	$35,374	$147,610
Accumulated amortization	—	—	(4,162)	(4,162)

Balance at December 31, 2009	$20,393	$91,843	$31,212	$143,448

Balance at December 31, 2007	$20,393	$91,843	$39,536	$151,772
Accumulated amortization	—	—	(4,162)	(4,162)

Balance at December 31, 2008	$20,393	$91,843	$35,374	$147,610

The estimated remaining amortization expense for the Trademark and Distribution network is as follows:

2010	$4,162
2011	4,162
2012	4,162
2013	4,162
2014 and there after	14,564

$31,212

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices but for which the Company typically obtained independent external valuation information including U.S. and U.K. Treasuries, overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Sustainably all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. Treasuries, sovereign debt, corporate debt, catastrophe bonds and U.S. agency and non-agency mortgage and asset-backed securities. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. Financial instruments in this category include certain residential mortgage-backed securities.

The Company’s external investment advisors have noted illiquidity and dislocation in the non-Agency RMBS market during 2009 and 2008. During the years ended December 31, 2009 and 2008, the Company identified certain non-Agency RMBS securities in its portfolio trading in inactive markets (“identified RMBS securities”). In order to gauge market activity for the identified RMBS securities, management, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. Pricing services were the primary sources for the prices.

Consistent with U.S. GAAP, market approach fair value measurements for securities trading in inactive markets are not determinative. In weighing the fair value measurements resulting from market approach and income approach valuation techniques, the Company has placed less reliance on the market approach fair value measurements. The income approach valuation technique determines the fair value of each security on the basis of contractual cash flows, discounted using a risk-adjusted discount rate. As the proposed valuation technique incorporates both observable and significant unobservable inputs, these securities are included as Level 3 assets with respect to the fair value hierarchy. The foundation for the income approach is the amount and timing of future cash flows.

Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket of $25,670 at December 31, 2009. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unavailable. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s November 30, 2009 NAV was used as a partial basis for fair value measurement in the Company’s December 31, 2009 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. These variances are recorded in the following reporting period.

On August 28, 2009, the Company sold short equity index futures contracts with the goal of hedging until the closing of the IPC acquisition and liquidation of IPC’s mutual fund equity portfolio exposure. The contracts were

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

closed when the equity positions were fully redeemed on September 9, 2009. The Company experienced a $3,273 realized investment loss as a result of the futures contracts.

At December 31, 2009, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

U.S. Government and Government Agency	$—	$1,918,811	$—	$1,918,811
Non-U.S. Government and Government Agency	—	673,680	—	673,680
States, municipalities, political subdivision	—	19,359	—	19,359
Agency residential mortgage-backed securities	—	551,610	—	551,610
Non-Agency residential mortgage-backed securities	—	52,233	85,336	137,569
U.S. corporate	—	1,027,225	—	1,027,225
Non-U.S. corporate	—	409,398	—	409,398
Catastrophe bonds	—	52,351	—	52,351
Asset-backed securities	—	36,712	—	36,712
Commercial mortgage-backed securities	—	42,663	—	42,663

Total fixed maturities	—	4,784,042	85,336	4,869,378
Total short-term investments	479,552	2,214	—	481,766
Total other investments	—	11,945	25,670	37,615

Total	$479,552	$4,798,201	$111,006	$5,388,759

At December 31, 2008, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

U.S. Government and Government Agency	$—	$768,344	$—	$768,344
Non-U.S. Government and Government Agency	—	96,073	—	96,073
States, municipalities, political subdivision	—	15,516	—	15,516
Agency residential mortgage-backed securities	—	433,736	—	433,736
Non-Agency residential mortgage-backed securities	—	119,813	111,318	231,131
U.S. corporate	—	443,847	—	443,847
Non-U.S. corporate	—	125,700	—	125,700
Catastrophe bonds	—	10,872	—	10,872
Asset-backed securities	—	137,023	—	137,023
Commercial mortgage-backed securities	—	192,259	—	192,259

Total fixed maturities	—	2,343,183	111,318	2,454,501
Total short-term investments	365,357	11,679	—	377,036
Total other investments	—	—	—	—

Total	$365,357	$2,354,862	$111,318	$2,831,537

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2009, Level 3 investments totaled $111,006, representing 2.1% of total investments measured at fair value on a recurring basis. At December 31, 2008, Level 3 investments totaled $111,318, representing 3.9% of total investments measured at fair value on a recurring basis.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at December 31, 2009 and 2008:

	Year Ended December 31, 2009
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value

Level 3 investments — Beginning of period	$111,318	$—	$111,318
Payments and purchases	—	115,351	115,351
Sales and maturities	(822)	(92,004)	(92,826)
Realized losses	(1,284)	1,609	325
Unrealized losses	(7,329)	714	(6,615)
Amortization	(16,547)	—	(16,547)
Transfers in	—	—	—

Level 3 investments — End of period	$85,336	$25,670	$111,006

	Year Ended December 31, 2008
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value

Level 3 investments — Beginning of period	$—	$—	$—
Payments and purchases	—	—	—
Sales and maturities	(59)	—	(59)
Realized losses	—	—	—
Unrealized losses	(14,603)	—	(14,603)
Amortization	(4,048)	—	(4,048)
Transfers in	130,028	—	130,028

Level 3 investments — End of period	$111,318	$—	$111,318

(b)	Net investment income

Net investment income was derived from the following sources:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Fixed maturities and short-term investments	$117,631	$127,689	$98,559
Cash and cash equivalents	3,374	13,416	16,111
Securities lending income	772	1,775	242

Total gross investment income	121,777	142,880	114,912
Investment expenses	(3,004)	(3,352)	(2,588)

Net investment income	$118,773	$139,528	$112,324

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Fixed maturity and short-term investments

The following represents an analysis of net realized (losses) gains and the change in unrealized gains (losses) on investments:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$33,063	$24,520	$6,055
Gross realized losses	(44,606)	(26,111)	(4,447)

Net realized (losses) gains on investments	(11,543)	(1,591)	1,608
Change in unrealized (losses) of securities lending	(24,186)	(6,734)	—
Change in unrealized gains (losses) of investments	108,982	(72,973)	12,364

Total net realized (losses) gains and change in unrealized gains (losses) of investments	$73,253	$(81,298)	$13,972

The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2009 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value

U.S. Government and Government Agency	$1,912,081	$12,308	$(5,578)	$1,918,811
Non-U.S. Government and Government			—
Agency	678,555	7,552	(12,427)	673,680
States, municipalities, political subdivision	19,310	105	(56)	19,359
Agency residential mortgage-backed
securities	537,876	14,643	(909)	551,610
Non-Agency residential mortgage-backed
securities	176,853	481	(39,765)	137,569
U.S. corporate	1,004,464	23,895	(1,134)	1,027,225
Non-U.S. corporate	411,499	4,781	(6,882)	409,398
Catastrophe bonds	51,236	1,244	(129)	52,351
Asset-backed securities	36,828	411	(527)	36,712
Commercial mortgage-backed securities	41,693	971	(1)	42,663

Total fixed maturities	4,870,395	66,391	(67,408)	4,869,378
Total short-term investments	482,632	33	(899)	481,766
Total other investments	35,941	1,674	—	37,615

Total	$5,388,968	$68,098	$(68,307)	$5,388,759

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

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at December 31, 2009 and 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

AAA	$3,287,879	67.5%	$1,941,349	79.1%
AA	487,364	10.0%	146,923	6.0%
A	925,532	19.0%	338,966	13.8%
BBB	14,416	0.3%	12,427	0.5%

Investment grade	4,715,191	96.8%	2,439,665	99.4%
BB	45,191	0.9%	7,416	0.3%
B	59,116	1.2%	7,420	0.3%
CCC	45,194	1.0%	—	0.0%
D/NR	4,686	0.1%	—	0.0%

Non-Investment grade	154,187	3.2%	14,836	0.6%

Total fixed maturities	$4,869,378	100.0%	$2,454,501	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2009 and 2008 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$269,889	$270,688	$277,137	$279,727
Due after one year through five years	3,498,792	3,521,167	1,143,494	1,134,275
Due after five years through ten years	306,065	306,502	17,451	17,493
Due after ten years	2,399	2,467	31,045	28,858

	4,077,145	4,100,824	1,469,127	1,460,353
Asset-backed and mortgage-backed securities	793,250	768,554	1,083,891	994,148

Total	$4,870,395	$4,869,378	$2,553,018	$2,454,501

The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At December 31, 2009, approximately $225,823 (2008: $199,186) of letters of credit were issued and outstanding under this facility for which $314,857 of investments were pledged as collateral (2008: $258,573). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s. On November 19, 2009, the Company entered into the Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At December 31, 2009, $25,000 (2008: $100,000) of letters of credit were issued and outstanding under this facility for which $128,798 of investments were pledged as collateral (2008: $144,149). In addition, $1,517,249 of investments are held in trust at December 31, 2009, (2008: $1,100,235). Of those, $1,408,084 are held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (2008: $1,032,267).

The Company assumed two letters of credit facilities as part of the IPC Acquisition. A $250,000 Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350,000 Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At December 31, 2009, the IPC Syndicated Facility had $16,537 letters of credit issued and outstanding for which $25,233 investments were pledged as collateral. At December 31, 2009, the IPC Bi-Lateral Facility had $96,047 letters of credit issued and outstanding for which $219,004 of investments were held in an associated collateral account.

(d)	Securities lending

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at December 31, 2009, the Company had $88,146 (2008: $103,266) in securities on loan. During the year ended December 31, 2009, the Company recorded a $24,186 unrealized loss on this collateral on its Statements of Operations (2008: unrealized loss $6,734).

Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 26.1 days (2008: 26.7 days). As at December 31, 2009, the securities lending collateral

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

Corporate	$—	$14,123	$—	$14,123
Agency	—	9,363	—	9,363
Asset-backed securities	—	6,153	—	6,153
Short-term investments	730	59,981	—	60,711

Total	$730	$89,620	$—	$90,350

As at December 31, 2008, the securities lending collateral reinvested lending by the Company in connection with its securities program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total

Corporate	$—	$57,574	$—	$57,574
Asset-backed securities	—	18,228	—	18,228
Short-term investments	7,390	15,762	—	23,152

Total	$7,390	$91,564	$—	$98,954

The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at December 31, 2009 and 2008. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total

AAA	$33,501	37.1%	$45,137	45.7%
AA+	12,011	13.3%	4,784	4.8%
AA	4,998	5.5%	12,789	12.9%
AA-	19,910	22.0%	20,035	20.2%
A+	9,999	11.1%	4,947	5.0%
A	9,006	10.0%	3,782	3.8%
NR	195	0.2%	90	0.1%

	89,620	99.2%	91,564	92.5%
NR — Cash(1)	730	0.8%	7,390	7.5%

Total	$90,350	100.0%	$98,954	100.0%

(1)	This amount relates to cash and is therefore not a rated security.

The amortized cost and estimated fair value amounts for securities lending collateral reinvested held at December 31, 2009 and 2008 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2009		December 31, 2008
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$68,895	$70,074	$24,390	$23,152
Due after one year through five years	21,211	20,276	81,298	75,802

Total	$90,106	$90,350	$105,688	$98,954

8.	Premiums receivable

Premiums receivable are composed of premiums in course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. The following is a breakdown of the components of receivables at December 31, 2009 and 2008:

	Premiums in Course	Premiums Accrued
	of Collection	But Unbilled	Total

Balance as at December 31, 2008	$160,455	$247,804	$408,259
Change during 2009	83,475	59,882	143,357

Balance as at December 31, 2009	243,930	307,686	551,616

Balance as at December 31, 2007	147,923	253,318	401,241
Change during 2008	12,532	(5,514)	7,018

Balance as at December 31, 2008	160,455	247,804	408,259

9.	Reserve for losses and loss expenses

Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses for the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Reserve for losses and loss expenses, beginning of period	$1,305,303	$926,117	$77,363
Losses and loss expenses recoverable	(208,796)	(134,404)	—

Net reserves for losses and loss expenses, beginning of period	1,096,507	791,713	77,363
Net loss reserves acquired in purchase of IPC	304,957	—	—
Net loss reserves acquired in purchase of Talbot	—	—	588,068
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	625,810	841,856	351,850
Prior years	(102,053)	(69,702)	(67,857)

Total incurred losses and loss expenses	523,757	772,154	283,993
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(122,351)	(184,430)	(68,169)
Prior years	(385,084)	(222,039)	(88,703)

Total net paid losses	(507,435)	(406,469)	(156,872)
Foreign exchange	22,583	(60,891)	(839)

Net reserve for losses and loss expenses, end of period	1,440,369	1,096,507	791,713
Losses and loss expenses recoverable	181,765	208,796	134,404

Reserve for losses and loss expenses, end of period	$1,622,134	$1,305,303	$926,117

Incurred losses and loss adjustment expenses comprise:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Gross losses and loss adjustment expenses	$598,877	$907,254	$276,541
Reinsurance recoverable	(75,120)	(135,100)	7,452

Total incurred losses and loss adjustment expenses	$523,757	$772,154	$283,993

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The December 31, 2009 and 2008 gross reserves balance comprises reserves for reported claims of $831,325 and $707,717, respectively, and reserves for claims incurred but not reported of $790,809 and $597,586, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2009
	Property	Marine	Specialty	Total

Validus Re	$(65,109)	$19,628	$(7,491)	$(52,972)
Talbot	(27,630)	(15,306)	(6,145)	(49,081)

Net favorable development	$(92,739)	$4,322	$(13,636)	$(102,053)

The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $102,053. For Validus Re, the property lines experienced $65,109 of favorable development primarily due to the reclassification of losses from onshore energy exposures during the 2007 California wildfires to the marine line and reduced loss estimates for Hurricane Ike, the June 2008 Midwest flood event and October 2007 Peruvian mining loss, as well as lower than expected claim development elsewhere. The marine lines experienced $19,628 of adverse development primarily due to the reclassification from the property line and increased loss estimates for Hurricanes Ike and Gustav. For Talbot, the property lines experienced $27,630 of favorable loss development primarily due to lower than expected claims development together with a favorable development relating to Hurricane Katrina. The marine lines experienced $15,306 of favorable development due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the marine liabilities line.

	Year Ended December 31, 2008
	Property	Marine	Specialty	Total

Validus Re	$(17,573)	$4,119	$(1,596)	$(15,050)
Talbot	(5,868)	(16,604)	(32,180)	(54,652)

Net favorable development	$(23,441)	$(12,485)	$(33,776)	$(69,702)

The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $69,702. For Validus Re, the property line experienced favorable development of $17,573 due primarily to favorable development on the 2007 UK floods, Australian storm losses, and several other smaller events. For Talbot, the marine line experienced favorable development of $16,604 due primarily to low claims activity in the cargo and hull classes in the 2006 and prior underwriting years. For the year ended December 31, 2008, the specialty lines experienced favorable development of $32,180, due primarily to a reduction in losses in the political violence, political risk, marine and aviation war, and aviation treaty lines due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line.

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

10.	Accounts payable and accrued expenses

The following are components of accounts payable and accrued expenses:

	December 31,	December 31,
	2009	2008

Amounts due to third party funds at Lloyd’s providers	$17,746	$32,407
Amounts due to brokers	12,963	14,747
Interest accruals	—	1,274
Trade and compensation payables	97,100	25,756

Total	$127,809	$74,184

11.	Reinsurance

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

a)	Effects of reinsurance on premiums written and earned

The effects of reinsurance on premiums written and earned for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31, 2009
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned

Direct	$—	$—	$459,771	$427,280	$—	$459,771	$427,280
Assumed	768,084	880,434	460,135	382,535	(66,749)	1,161,470	1,262,969
Ceded	(95,446)	(84,884)	(204,186)	(155,788)	66,749	(232,883)	(240,672)

Total	$672,638	$795,550	$715,720	$654,027	$—	$1,388,358	$1,449,577

	Year Ended December 31, 2008
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned

Direct	$—	$—	$393,003	$389,389	$—	$393,003	$389,389
Assumed	687,771	715,253	315,993	299,291	(34,283)	969,481	1,014,544
Ceded	(62,933)	(61,722)	(95,510)	(85,693)	34,283	(124,160)	(147,415)

Total	$624,838	$653,531	$613,486	$602,987	$—	$1,238,324	$1,256,518

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2007
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned

Direct	$—	$—	$192,186	$195,141	$—	$192,186	$195,141
Assumed	702,098	621,330	94,353	148,509	—	796,451	769,839
Ceded	(68,842)	(62,301)	(1,368)	(44,600)	—	(70,210)	(106,901)

Total	$633,256	$559,029	$285,171	$299,050	$—	$918,427	$858,079

b)	Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2009, 99.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better or from reinsurers posting full collateral and included $99,587 of IBNR recoverable (2008: $71,580). Reinsurance recoverables by reinsurer are as follows:

	December 31, 2009		December 31, 2008
	Reinsurance	% of	Reinsurance	% of
	Recoverable	Total	Recoverable	Total

Top 10 reinsurers	$170,810	86.9%	198,403	94.4%
Other reinsurers’ balances > $1 million	19,818	10.1%	8,987	4.3%
Other reinsurers’ balances < $1 million	5,919	3.0%	2,794	1.3%

Total	$196,547	100.0%	210,184	100.0%

	December 31, 2009
		Reinsurance	% of
Top 10 Reinsurers	Rating	Recoverable	Total

Fully collateralized reinsurers	NR	$50,840	29.8%
Lloyd’s Syndicates	A+	33,103	19.4%
Munich Re	AA−	19,921	11.7%
Hannover Re	AA−	13,427	7.8%
Aspen	A	11,417	6.7%
Allianz	AA	9,645	5.6%
Swiss Re	A+	8,995	5.3%
Transatlantic Re	A+	8,804	5.1%
Brit Insurance Limited	A	8,159	4.8%
Platinum Underwriters	A	6,499	3.8%

Total		$170,810	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2008
		Reinsurance	% of
Top 10 Reinsurers	Rating	Recoverable	Total

Fully collateralized reinsurers	NR	$83,511	41.9%
Hannover Re	AA-	32,855	16.6%
Lloyd’s Syndicates	A+	25,533	12.9%
Allianz	AA	14,988	7.6%
Swiss Re	AA-	13,207	6.7%
Munich Re	AA-	12,813	6.5%
Aspen	A	6,040	3.0%
Platinum Underwriters	A	3,270	1.6%
Transatlantic Re	A+	3,096	1.6%
Axa	AA	3,090	1.6%

Total		$198,403	100.0%

At December 31, 2009 and 2008, the provision for uncollectible reinsurance relating to losses recoverable was $3,477 and $3,228, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $196,547 reinsurance recoverable at December 31, 2009, $50,840 was fully collateralized (2008: $83,511).

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

(c)	Collateralized quota share retrocession treaties

On December 22, 2007, Validus Re entered into a collateralized retrocessional reinsurance agreement with an unaffiliated third party whereby the Company cedes certain business underwritten in the marine offshore energy lines. For the year ended December 31, 2009 and 2008 Validus Re ceded $470 and $19,978 of premiums written through this agreement, respectively. The earned portions of premiums ceded for the year ended December 31, 2009 and 2008 were $650 and $19,798, respectively.

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

On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The Company issued 54,556,762

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

common shares (and 21,506 restricted share awards) valued at $24.10 per share as partial consideration for the acquisition.

The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures. In November 2009, the Board of Directors of the Company authorized an initial $400.0 million share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750.0 million to shareholders. To this end, the Board of Directors expanded the Company’s share repurchase program authorizing the Company to repurchase up to $750.0 million of common shares. This amount is in addition to, and in excess of, the $135.5 million of common shares purchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program announced in November 2009. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

The following table is a summary of the common shares issued and outstanding:

Common Shares

Common shares outstanding, December 31, 2008	75,624,697
IPC acquisition issuance	54,556,762
Restricted share awards vested	423,746
Restricted share units vested	360,383
Employee seller shares vested	248,085
Options exercised	164,834
Warrants exercised	237,842
Treasury Stock	(3,156,871)

Common shares outstanding, December 31, 2009	128,459,478

Common Shares

Common shares outstanding, December 31, 2007	74,199,836
Restricted share awards vested	777,953
Employee seller shares vested	515,103
Options exercised	112,825
Warrants exercised	18,980

Common shares outstanding, December 31, 2008	75,624,697

b)	Warrants

In consideration for the founder’s and sponsoring investors’ commitments, the Company had issued as at December 31, 2009 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 7,952,138 (December 31, 2008: 8,680,148) common shares. Of those issued, 2,090,815 (December 31, 2008: 2,090,815) of the warrants are to purchase non-voting common shares. No further warrants are anticipated to be issued.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

In July 2007, in connection with the acquisition of Talbot, additional warrants of 256,409 were issued to the founding shareholder and sponsoring investors to maintain the allocation at 12.0% of the fully diluted shares of the Company pursuant to the anti-dilution provision of the warrants.

The warrants may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with U.S. GAAP guidance for “Derivatives and Hedging, Contracts in Entity’s own Equity.” The warrants were initially measured at fair value and recorded in additional paid-in capital. The additional warrants issued for the period ended December 31, 2007 increased the fair value to $78,060 with the increase of $2,893 expensed.

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

During the year ended December 31, 2009, 728,010 (2008: 31,581) warrants were exercised which resulted in the net share issuance of 237,842 (2008: 18,980) common shares.

c)	Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at December 31, 2009 were 4,577 (December 31, 2008: 4,430).

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

On July 28, 2009, the Company announced a quarterly cash dividend of $0.20 (2008: $0.20) per common share and $0.20 per common share equivalent for which each outstanding warrant is then exercisable, payable on September 30, 2009 to holders of record on August 20, 2009.

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

The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. All pension plans are structured as defined contribution retirement plans. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2009, 2008 and 2007 were $5,606, $4,732 and $2,442, respectively.

14.	Stock plans

a)	Long-term incentive plans

The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of any option, stock appreciation right (“SAR”), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based awards. The total number of shares reserved for issuance under the LTIP is 13,126,896 shares. The LTIP is administered by the Compensation Committee of the Board of Directors. No SARs or performance shares have been granted to date. Grant prices are established at the estimated fair market value of the Company’s common shares at the date of grant.

In accordance with the terms of the Amalgamation Agreement, the IPC 2007 Stock Incentive Plan (the “IPC Plan”) was assumed by Validus on the acquisition date and this resulted in shares underlying the following awards to be converted into the Company’s awards: 21,603 restricted share awards, 218,804 restricted share units, 199,315 performance share units and 650,557 fully exercisable non-qualified options.

i.	Options

Options may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest either ratably or at the end of the required service period from the date of grant. All options granted in 2009 were as a result of the Amalgamation Agreement. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for all grants to date:

	Weighted Average
	Risk Free	Weighted Average	Expected Life
Year	Interest Rate	Dividend Yield	(Years)	Expected Volatility

2007 and prior years	4.5%	0.0%	7	30.0%
2008	3.5%	3.2%	7	30.0%
2009	3.9%	3.7%	2	34.6%

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Share compensation expenses of $4,158 were recorded for the year ended December 31, 2009 (2008: $4,251, 2007: $3,944). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to the options for the year ended December 31, 2009 was as follows:

		Weighted Average	Weighted Average
		Grant Date Fair	Grant Date
	Options	Value	Exercise Price

Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	650,557	3.42	27.27
Options exercised	(164,834)	5.80	21.01
Options forfeited	(7,646)	10.30	20.39

Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88

Options exercisable at December 31, 2009	2,468,944	$5.83	$20.10

Activity with respect to options for the year ended December 31, 2008 was as follows:

		Weighted Average	Weighted Average
		Grant Date Fair	Grant Date
	Options	Value	Exercise Price

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(112,825)	7.36	17.57
Options forfeited	(12,579)	8.56	18.69

Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23

Options exercisable at December 31, 2008	1,396,353	$7.46	$17.63

Activity with respect to options for the year ended December 31, 2007 was as follows:

		Weighted Average	Weighted Average
		Grant Date Fair	Grant Date
	Options	Value	Exercise Price

Options outstanding, December 31, 2006	2,568,894	$7.35	$17.50
Options granted	206,464	10.88	21.44
Options exercised	—	—	—
Options forfeited	(14,182)	10.30	20.39

Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82

Options exercisable at December 31, 2007	908,361	$7.36	$17.52

At December 31, 2009, there were $4,713 (2008: $9,139, 2007: $12,340) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.3 years (2008: 2.2 years; 2007: 3.1 years).

ii.	Restricted share awards

Restricted share awards vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $16,775 were recorded for the year ended

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

December 31, 2009 (2008: $15,060; 2007: $7,083). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted share awards for the year ended December 31, 2009 was as follows:

		Weighted Average
	Restricted Share	Grant Date Fair
	Awards	Value

Restricted share awards outstanding, December 31, 2008	2,307,402	$22.73
Restricted share awards granted	772,672	24.68
Restricted share awards vested	(512,847)	22.11
Restricted share awards forfeited	(41,269)	24.05

Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43

Activity with respect to unvested restricted share awards for the period ended December 31, 2008 was as follows:

		Weighted Average
	Restricted Share	Grant Date Fair
	Awards	Value

Restricted share awards outstanding, December 31, 2007	2,158,220	$20.44
Restricted share awards granted	1,007,083	24.09
Restricted share awards vested	(822,370)	18.55
Restricted share awards forfeited	(35,531)	21.87

Restricted share awards outstanding, December 31, 2008	2,307,402	$22.73

Activity with respect to unvested restricted share awards for the period ended December 31, 2007 was as follows:

		Weighted Average
	Restricted Share	Grant Date Fair
	Awards	Value

Restricted share awards outstanding, December 31, 2006	733,964	$17.52
Restricted share awards granted	1,428,306	21.94
Restricted share awards vested	—	—
Restricted share awards forfeited	(4,050)	20.39

Restricted share awards outstanding, December 31, 2007	2,158,220	$20.44

At December 31, 2009, there were $38,395 (2008: $35,915; 2007: $25,116) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.8 years (2008: 3.2 years; 2007: 3.4 years).

iii.	Restricted share units

Restricted share units under the LTIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $5,513 were recorded for the year ended December 31, 2009 (2008: $43; 2007: $nil) related to restricted share units. The expenses represent

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested restricted share units for the year ended December 31, 2009 was as follows:

		Weighted Average
	Restricted Share	Grant Date Fair
	Units	Value

Restricted share units outstanding, December 31, 2008	11,853	$25.28
Restricted share units granted	427,451	24.76
Restricted share units vested	(360,713)	24.76
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2009	78,591	$24.84

Activity with respect to unvested restricted share units for the year ended December 31, 2008 was as follows:

Weighted Average
	Restricted Share	Grant Date Fair
	Units	Value

Restricted share units outstanding, December 31, 2007	—	$—
Restricted share units granted	11,853	25.28
Restricted share units vested	—	—
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2008	11,853	$25.28

At December 31, 2009, there were $578 (2008: $227; 2007: $nil) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.5 years (2008: 4.3 years; 2007: nil). Additional restricted share units are issued in lieu of accrued dividends from unvested restricted share units. As at December 31, 2009, unvested restricted share units issued in lieu of dividends were 858 (December 31, 2008: 410).

iv.	Performance share units

The Performance Share Units (“PSUs”) contained both a market and performance based component. On November 4, 2009, it was resolved by the Board of Directors that as the performance factor of the award had been removed, the performance share units would be converted into restricted share units. The vesting terms, rights and restrictions of the awards remain unchanged. During the year ended December 31, 2009, 199,315 PSUs were granted, of these, 173,591 vested during the year ended December 31, 2009.

b)	Employee seller shares

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Share compensation expenses of $6,022 were recorded for the year ended December 31, 2009 (2008: $7,743; 2007: $5,162). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. Activity with respect to unvested employee seller shares for the year ended December 31, 2009 was as follows:

		Weighted Average
	Employee Seller	Grant Date Fair
	Shares	Value

Employee seller shares outstanding, December 31, 2008	663,375	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(248,085)	22.01
Employee seller shares forfeited	(4,623)	22.01

Employee seller shares outstanding, December 31, 2009	410,667	$22.01

Activity with respect to unvested employee seller shares for the year ended December 31, 2008 was as follows:

		Weighted Average
	Employee Seller	Grant Date Fair
	Shares	Value

Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(515,103)	22.01
Employee seller shares forfeited	(31,263)	22.01

Employee seller shares outstanding, December 31, 2008	663,375	$22.01

Activity with respect to unvested employee seller shares for the year ended December 31, 2007 was as follows:

Weighted Average
	Employee Seller	Grant Date Fair
	Shares	Value

Employee seller shares outstanding, December 31, 2006	—	$—
Employee seller shares granted	1,209,741	22.01
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01

At December 31, 2009, there were $6,135 (2008: $12,157; 2007: $18,852) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.5 years (2008: 2.5 years; 2007: 3.1 years).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

c)	Total share compensation expense

Total share compensation expense includes $5,431 of IPC-related termination expenses which have been included as part of the gain on bargain purchase, net of expenses in the Statements of Operations. The breakdown of share compensation expense is as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Options	$4,158	$4,251	$3,944
Restricted share awards	16,775	15,060	7,083
Restricted share units	5,513	43	—
Employee seller shares	6,022	7,743	5,162

Total	$32,468	$27,097	$16,189

15.	Debt and financing arrangements

a)	Financing structure and finance expenses

The financing structure at December 31, 2009 was:

	Commitment	Outstanding(1)	Drawn

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	225,823	—
Talbot FAL facility(2)	25,000	25,000	—
$250,000 IPC Syndicated Facility	16,537	16,537	—
$350,000 IPC Bi-Lateral Facility	350,000	96,047	—

Total	$1,441,537	$653,207	$289,800

The financing structure at December 31, 2008 was:

	Commitment	Outstanding(1)	Drawn

9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	154,300	154,300
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	199,186	—
Talbot FAL facility(2)	100,000	100,000	—
Talbot third party FAL facility(2)	144,015	144,015	—

Total	$1,294,015	$747,501	$304,300

(1)	Indicates utilization of commitment amount, not drawn borrowings.

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
(Expressed in thousands of U.S. dollars, except share and per share information)

with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.

Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

9.069% Junior Subordinated Deferrable Debentures	$14,354	$14,354	$14,398
8.480% Junior Subordinated Deferrable Debentures	12,732	14,704	8,938
Credit facilities	2,319	910	2,332
Talbot letter of credit facilities	542	255	658
Talbot other interest	—	(186)	620
Talbot third party FAL facility	14,183	27,281	24,808

Total	$44,130	$57,318	$51,754

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

On December 1, 2009, the Company repurchased from an unaffiliated financial institution $14,500 principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregated price of $9,933, plus accrued and unpaid interest of $246. The repurchase resulted in the recognition of a realized gain of $4,444 for the year ended December 31, 2009.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures assuming that the Company exercises its call option at the earliest opportunity are as follows:

2010	$25,459
2011	168,657
2012	145,727
2013 and thereafter	—

Total minimum future payments	$339,843

(c)	Credit facilities

(i)	$200,000 unsecured letter of credit facility and $500,000 letter of credit facility

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

As of December 31, 2009, there was $225,823 in outstanding letters of credit under the Five Year Facility (December 31, 2008: $199,186) and $nil outstanding under the Three Year Facility (December 31, 2008: $nil).

On October 25, 2007, the Company entered into the First Amendment to the Credit Facilities to provide for, among other things, additional capacity to incur up to $100,000 under a new Funds at Lloyd’s Letter of Credit Facility (as described below) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modified certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.

On September 4, 2009, the Company entered into the Second Amendment to the Credit Facilities to provide for, among other things, the IPC Acquisition.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of December 31, 2009 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

(ii)	Talbot FAL facility

On November 28, 2007, Talbot entered into a $100,000 standby Letter of Credit facility (the “Talbot FAL Facility”) to provide Funds at Lloyd’s for the 2008 and 2009 underwriting years of account; this facility is guaranteed by the Company and is secured against the assets of Validus Re. The Talbot FAL Facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch.

On November 19, 2009, the Company entered into an Amendment and Restatement of the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000, and to extend the support to the 2010 and 2011 underwriting years of account.

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

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of December 31, 2009 the Company had $25,000 in outstanding letters of credit under this facility.

As of December 31, 2009 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

(iii)	IPC Syndicated Facility and IPC Bi-Lateral Facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPCRe’s ability to increase existing letters of credit or to issue new letters of credit. With respect to the IPC Syndicated Facility, IPCRe provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective December 31, 2009, there were outstanding letters of credit of $112,584 of which $16,537 were issued from the IPC Syndicated Facility with $96,047 issued from the IPC Bi-Lateral Facility.

As of December 31, 2009 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Facilities.

(d)	Funds at Lloyd’s

Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at December 31, 2009 supporting the 2010 underwriting year amount to $452,000 all of which is provided by the Company.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

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

The Company has subsidiaries based in the United Kingdom, United States and Canada that are subject to the tax laws of those countries. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Income (loss) before tax — Bermuda	$892,425	$39,302	$396,467
Income (loss) before tax — United Kingdom	814	24,358	7,957
Income (loss) before tax — Canada	409	239	77

Income (loss) before tax — Total	$893,648	$63,899	$404,501

Income tax (benefit) expense is comprised of current and deferred tax. Income tax (benefit) expense is as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Current	$(9)	$(73)	$34
Deferred	(3,750)	10,861	1,471

Income tax (benefit) expense	$(3,759)	$10,788	$1,505

The table below details the tax charge by jurisdiction:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Expected tax provision at Bermuda Statutory Rate of 0%	$—	$—	$—
Effect of taxable income generated in:
United Kingdom	4,158	8,277	865
Canada	160	101	32
Other jurisdictions on deemed income arising from Lloyds operations	638	673	383

	4,956	9,051	1,280
Adjustments to prior period tax	(8,715)	1,737	225

Income tax (benefit) expense	$(3,759)	$10,788	$1,505

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Ears Ended
	December 31,	December 31,
	2009	2008

Deferred tax asset
UK tax losses carried forward	$(8,627)	$(32,251)
Timing differences	(2,689)	(3,136)

Deferred tax asset, gross of valuation allowance	(11,316)	(35,387)
Valuation allowance	—	—

Deferred tax asset, net of valuation allowance	(11,316)	(35,387)

Deferred tax liability
Underwriting profit taxable in future periods	34,731	55,819
Revenue to be taxed in future periods	1,093	1,347

Deferred tax liability	35,824	57,166

Net deferred tax liability	$24,508	$21,779

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

As of December 31, 2009, net operating loss carry forwards in the U.K. were approximately $30,812 (inclusive of cumulative currency translation adjustments) and have no expiration.

17.	Commitments and contingencies

a)	Concentrations of credit risk

The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At December 31, 2009, 3.2% of the portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.5% of its investment portfolio, other than with respect to government and agency securities.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Marsh & McLennan	23.3%	21.9%	32.1%
Willis Group Holdings Ltd.	14.0%	13.8%	17.4%
Aon Benfield Group Ltd.	25.7%	25.5%	26.1%

b)	Employment agreements

The Company has entered into employment agreements with certain individuals that provide for option awards, executive benefits and severance payments under certain circumstances.

c)	Operating leases

The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2009 was approximately $4,308 (2008: $2,314, 2007: $1,541). Future minimum lease commitments are as follows:

2010	$2,787
2011	2,516
2012	2,497
2013	4,382
2014 and there after	31,579

$43,761

d)	Funds at Lloyd’s

Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2009 amount to $452,000 (December 31, 2008: $351,394) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2008: $100,000).

The Talbot third party FAL Facility support each year of account as follows:

	2009	2008	2007
	Underwriting	Underwriting	Underwriting
	Year	Year	Year

2007 only	$—	$—	$121,515

Total	$—	$—	$121,515

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The FAL are provided for each year of account as follows:

	2010	2009	2008
	Underwriting	Underwriting	Underwriting
	Year	Year	Year

Talbot third party FAL Facility	$—	$—	$—
Talbot FAL Facility	25,000	25,000	25,000
Group funds	427,000	326,394	291,483

Total	$452,000	$351,394	$316,483

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

e)	National Indemnity Corporation (“NIC”) capital agreement

The Talbot group had entered into an agreement with NIC whereby NIC, in the past, provided letters of credit to support the group’s underwriting. Part of that agreement stipulated that part of the reinsurance to close premium in respect of the 2006 year of account be made available to NIC at NIC’s option as a limited quota share agreement. The portion that shall be offered is the amount of support provided by NIC for the 2006 year of account divided by the overall support provided for that year. During the year, NIC exercised their option and an amount of $2.183 million was accrued at December 31, 2001.

f)	Lloyd’s central fund

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s central fund. If Lloyd’s determines that the central fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2009 estimated premium income at Lloyd’s of £410,000, the December 31, 2009 exchange rate of £1 equals $1.5928 and assuming the maximum 3% assessment the Company would be assessed approximately $19,591.

18.	Related party transactions

The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.

a) The Company entered into an agreement on December 8, 2005 with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock was appointed as an investment manager of part of Company’s investment portfolio. Merrill Lynch is a shareholder of Blackrock. Merrill Lynch entities, which are now wholly-owned subsidiaries of Bank of America Corp, own 5,714,285 non-voting shares and 658,614 voting shares in the Company, hold warrants to purchase 1,067,187 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. 486,405 of Merrill Lynch’s warrants are convertible to non-voting shares. Under the terms of the investment manager agreement with Blackrock, the Company incurred expenses of $2,036 during the year ended December 31, 2009 (2008: $2,243; 2007: $1,781), of which $1,229 was included in accounts payable and accrued expenses at December 31, 2009 (2008: $584).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

b) The Company entered into an agreement on December 8, 2005 with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM was appointed as an investment manager of part of the Company’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. The Company incurred expenses of $1,280 during the year ended December 31, 2009 (2008: $1,404; 2007: $858), of which $371 was included in accounts payable and accrued expenses at December 31, 2009 (2008: $641).

c) Vestar Capital entities, which own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company were during 2009, shareholders of PARIS RE Holdings Limited (“Paris Re”). Pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $5,176 during the year ended December 31, 2009 (2008: $6,807; 2007: $1,900), of which $3,950 was included in premiums receivable at December 31, 2009 (2008: $4,412). The earned premium adjustments of $5,918 was recorded for the year ended December 31, 2009 (2008: $4,457; 2007: $950).

d) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,886,342 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with Group Ark, the Company recognized $953 (2008: $1,348; 2007: $181) of reinsurance premiums ceded during the year ended December 31, 2009, of which $nil was included in reinsurance balances payable at December 31, 2009 (2008: $60).

Aquiline are also shareholders of Tiger Risk. Pursuant to reinsurance agreements with Tiger Risk, the Company recognized gross premiums written of $12,314 during the year ended December 31, 2009 (2008: $nil; 2007: $nil), of which $6,433 was included in premiums receivable at December 31, 2009 (2008: $nil). Brokerage expenses of $1,231 were recorded for the year ended December 31, 2009 (2008: $nil; 2007: $nil).

The Company entered into an Investment Management Agreement on November 24, 2009 with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. On June 16, 2009, Aquiline acquired Conning. John J. Hendrickson, a director of the Company, serves as a director of Conning Holdings Corp. The accrued management fees payable to Conning were $13 during the year ended December 31, 2009 (2008: $nil; 2007: $nil).

e) Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to indirectly facilitate the provision of Funds at Lloyd’s (“FAL”). The Company paid $416 of finance expenses to such management and staff in respect of such provision of FAL for the year ended December 31, 2009 (2008: $803; 2007: $889), all of which was included in accounts payable and accrued expenses at December 31, 2009 (2008: $803). An amount of $29 was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the year ended December 31, 2009 (2008: $66; 2007: $154).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

19.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Basic earnings per share
Income	$897,407	$53,111	$402,996
less: Dividends and distributions declared on outstanding warrants	(6,507)	(6,947)	—

Income available to common shareholders	$890,900	$46,164	$402,996

Weighted average number of common shares outstanding	93,697,194	74,677,903	65,068,093

Basic earnings per share	$9.51	$0.62	$6.19

Diluted earnings per share
Income	$897,407	$53,111	$402,996
less: Dividends and distributions declared on outstanding warrants	—	(6,947)	—

Income available to common shareholders	$897,407	$46,164	$402,996

Weighted average number of common shares outstanding	93,697,194	74,677,903	65,068,093
Share equivalents:
Warrants	2,220,096	—	1,973,983
Stock options	478,472	136,701	97,039
Unvested restricted shares	772,647	1,004,809	647,558
Weighted average number of diluted common shares outstanding	97,168,409	75,819,413	67,786,673

Diluted earnings per share	$9.24	$0.61	$5.95

Share equivalents that would result in the issuance of common shares of 172,425, 220,512 and 137,350 were outstanding for the years ended December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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
(Expressed in thousands of U.S. dollars, except share and per share information)

Validus Re

The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace, nuclear, terrorism, life and accident & health and workers’ compensation catastrophe.

On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. For segmental reporting purposes, the results of IPC’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

Talbot

The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock & livestock, accident & health classes of business on an insurance or facultative reinsurance basis. Additionally, the Talbot segment writes property, aerospace and marine classes of business on a treaty reinsurance basis.

Corporate and other reconciling items

The Company has a “Corporate” function, which includes the activities of the parent company, and which carries out functions for the group. “Corporate” also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. The only revenue earned by “Corporate” is a minor amount of interest income that is incidental to the activities of the enterprise. For internal reporting purposes, “Corporate” is reflected separately as a business unit; however “Corporate” is not considered an operating segment under these circumstances and U.S. GAAP segment reporting. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate &
Year Ended December 31, 2009	Validus Re	Talbot	Eliminations	Total

Gross premiums written	$768,084	$919,906	$(66,749)	$1,621,241
Reinsurance premiums ceded	(95,446)	(204,186)	66,749	(232,883)

Net premiums written	672,638	715,720	—	1,388,358
Change in unearned premiums	122,912	(61,693)	—	61,219

Net premiums earned	795,550	654,027	—	1,449,577
Losses and loss expenses	186,704	337,053	—	523,757
Policy acquisition costs	127,433	139,932	(4,399)	262,966
General and administrative expenses	65,710	96,352	23,506	185,568
Share compensation expenses	7,576	7,171	12,290	27,037

Underwriting income (loss)	$408,127	$73,519	$(31,397)	$450,249

Net investment income	94,973	30,114	(6,314)	118,773
Realized gain on repurchase of debentures	—	—	4,444	4,444
Net realized (losses) on investments	(5,428)	(6,115)	—	(11,543)
Net unrealized gains on investments	75,209	9,587	—	84,796
Other income	5,149	5,225	(5,740)	4,634
Finance expenses	(1,774)	(14,725)	(27,631)	(44,130)
Foreign exchange (losses) gains	(1,406)	676	56	(674)
Gain on bargain purchase	—	—	287,099	287,099

Net income before taxes	574,850	98,281	220,517	893,648
Tax (expense) benefit	(163)	3,922	—	3,759

Net income	$574,687	$102,203	$220,517	$897,407

Selected ratios(1)
Losses and loss expenses	23.5%	51.5%		36.1%
Policy acquisition costs	16.0%	21.4%		18.1%
General and administrative expenses	9.2%	15.8%		14.7%

Expense ratio	25.2%	37.2%		32.8%

Combined ratio	48.7%	88.7%		68.9%

Total assets	$4,865,771	$2,137,393	$15,976	$7,019,140

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Year Ended December 31, 2008	Validus Re	Talbot	Eliminations	Total

Gross premiums written	$687,771	$708,996	$(34,283)	$1,362,484
Reinsurance premiums ceded	(62,933)	(95,510)	34,283	(124,160)

Net premiums written	624,838	613,486	—	1,238,324
Change in unearned premiums	28,693	(10,499)	—	18,194

Net premiums earned	653,531	602,987	—	1,256,518
Losses and loss expenses	420,645	351,509	—	772,154
Policy acquisition costs	100,243	135,017	(309)	234,951
General and administrative expenses	34,607	71,443	17,898	123,948
Share compensation expenses	6,829	4,702	15,566	27,097

Underwriting income (loss)	$91,207	$40,316	$(33,155)	$98,368

Net investment income	101,994	41,520	(3,986)	139,528
Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized (losses) gains on investments	(9,718)	8,127	—	(1,591)
Net unrealized (losses) gains on investments	(84,714)	5,007	—	(79,707)
Other income	309	5,264	(309)	5,264
Finance expenses	(879)	(27,351)	(29,088)	(57,318)
Foreign exchange (losses)	(16,701)	(32,696)	—	(49,397)

Net income (loss) before taxes	81,498	40,187	(57,786)	63,899
Tax (expense)	(88)	(10,700)	—	(10,788)

Net income (loss)	$81,410	$29,487	$(57,786)	$53,111

Selected ratios(1)
Losses and loss expenses	64.4%	58.3%		61.5%
Policy acquisition costs	15.3%	22.4%		18.7%
General and administrative expenses	6.3%	12.6%		12.0%

Expense ratio	21.6%	35.0%		30.7%

Combined ratio	86.0%	93.3%		92.2%

Total assets	$2,583,290	$1,732,832	$6,358	$4,322,480

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Year Ended December 31, 2007	Validus Re	Talbot	Eliminations	Total

Gross premiums written	$702,098	$286,539	$—	$988,637
Reinsurance premiums ceded	(68,842)	(1,368)	—	(70,210)

Net premiums written	633,256	285,171	—	918,427
Change in unearned premiums	(74,227)	13,879	—	(60,348)

Net premiums earned	559,029	299,050	—	858,079
Losses and loss expenses	175,538	108,455	—	283,993
Policy acquisition costs	70,323	63,954	—	134,277
General and administrative expenses	31,412	48,886	17,467	97,765
Share compensation expenses	4,013	1,709	10,467	16,189

Underwriting income	$277,743	$76,046	$(27,934)	$325,855

Net investment income	85,981	25,805	538	112,324
Net realized (losses) gains on investments	443	1,165	—	1,608
Net unrealized (losses) gains on investments	8,556	3,808	—	12,364
Other income	—	3,301	—	3,301
Fair value of warrants issued	—	—	(2,893)	(2,893)
Aquiline termination fee	—	—	(3,000)	(3,000)
Finance expenses	(1,378)	(26,086)	(24,290)	(51,754)
Foreign exchange gains (losses)	7,495	(799)	—	6,696

Net income (loss) before taxes	378,840	83,240	(57,579)	404,501
Income tax benefit (expense)	(61)	(1,444)	—	(1,505)

Net income (loss)	$378,779	$81,796	$(57,579)	$402,996

Selected ratios(1)
Losses and loss expenses	31.4%	36.3%		33.1%
Policy acquisition costs	12.6%	21.4%		15.6%
General and administrative expenses	6.3%	16.9%		13.3%

Expense ratio	18.9%	38.3%		28.9%

Combined ratio	50.3%	74.6%		62.0%

Total assets	$2,464,176	$1,674,987	$5,061	$4,144,224

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Year Ended December 31, 2009
	Gross Premiums Written
	Validus Re	Talbot	Eliminations	Total	%

United States	$335,331	$77,528	$(7,031)	$405,828	25.0%
Worldwide excluding United States(1)	47,258	264,057	(13,385)	297,930	18.4%
Europe	59,197	65,013	(3,287)	120,923	7.4%
Latin America and Caribbean	41,828	83,909	(36,592)	89,145	5.5%
Japan	22,095	4,986	(470)	26,611	1.6%
Canada	470	9,303	(470)	9,303	0.6%

Sub-total, non United States	170,848	427,268	(54,204)	543,912	33.5%
Worldwide including United States(1)	78,872	50,118	(3,053)	125,937	7.8%
Marine and Aerospace(2)	183,033	364,992	(2,461)	545,564	33.7%

Total	$768,084	$919,906	$(66,749)	$1,621,241	100.0%

	Year Ended December 31, 2008
	Gross Premiums Written
	Validus Re	Talbot	Eliminations	Total	%

United States	$356,902	$62,098	$—	$419,000	30.8%
Worldwide excluding United States(1)	27,512	221,260	(20,870)	227,902	16.7%
Europe	44,079	57,132	—	101,211	7.4%
Latin America and Caribbean	18,404	46,721	(13,413)	51,712	3.8%
Japan	9,416	3,955	—	13,371	1.0%
Canada	—	9,630	—	9,630	0.7%

Sub-total, non United States	99,411	338,698	(34,283)	403,826	29.6%
Worldwide including United States(1)	74,391	58,079	—	132,470	9.7%
Marine and Aerospace(2)	157,067	250,121	—	407,188	29.9%

Total	$687,771	$708,996	$(34,283)	$1,362,484	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2007
	Gross Premiums Written
	Validus Re	Talbot	Eliminations	Total	%

United States	$342,502	$26,262	$—	$368,764	37.3%
Worldwide excluding United States(1)	22,794	94,434	—	117,228	11.9%
Europe	44,266	29,007	—	73,273	7.4%
Latin America and Caribbean	7,218	13,497	—	20,715	2.1%
Japan	8,252	1,028	—	9,280	0.9%
Canada	—	4,649	—	4,649	0.5%

Sub-total, non United States	82,530	142,615	—	225,145	22.8%
Worldwide including United States(1)	103,997	24,847	—	128,844	13.0%
Marine and Aerospace(2)	173,069	92,815	—	265,884	26.9%

Total	$702,098	$286,539	$—	$988,637	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

21.	Statutory and regulatory requirements

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

The Company has three Bermuda-based subsidiaries, Validus Re, AlphaCat Reinsurance Ltd and Talbot Insurance (Bermuda) Ltd. (“TIBL”) registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). Under the Insurance Act, these subsidiaries are required to prepare Statutory Financial Statements and to file Statutory Financial Returns. These subsidiaries have to meet certain requirements for minimum solvency and liquidity ratios. Effective for statutory filings for the year ended December 31, 2008, the BMA introduced a risk-based capital model, or Bermuda Solvency Capital Requirement (“BSCR”), as a tool to assist the BMA in measuring risk and determining appropriate capitalization. As at December 31, 2009 and 2008, these requirements were met.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Statutory requirements based on draft unaudited filings for Validus Re, AlphaCat Reinsurance, Ltd and TIBL are set out below:

	Validus Re		TIBL		AlphaCat Reinsurance, Ltd
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008

Minimum statutory capital and surplus	$335,802	$312,419	$13,315	$4,309	$120	$—
Actual statutory capital and surplus	3,576,958	1,731,928	341,316	250,751	120	—
Minimum share capital	1,000	1,000	120	120	120	—
Actual share capital	2,659,942	1,310,593	62,731	62,731	120	—
Minimum relevant assets	582,002	783,787	161,902	66,684	35,019	—
Actual relevant assets	2,283,968	2,672,585	556,816	339,571	46,812	—

The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.

22.	Subsequent events

On January 21, 2010, the Company offered and sold $250.0 million of Senior Notes due 2040 (the “8.875% Senior Notes”) in a registered public offering. The 8.875% Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. Interest on the 8.875% Senior Notes is payable at 8.875% per annum through January 26, 2040. Interest on the Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $244.3 million from the sale of the 8.875% Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, will be used by the Company for general corporate purposes, which may include the repurchase of our outstanding capital stock, dividends to our shareholders and/or potential acquisitions.

On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750.0 million to shareholders. To this end, the Board of the Company expanded the Company’s current share repurchase program authorizing the Company to repurchase up to $750.0 million of common shares. This amount is in addition to, and in excess of, the $135.5 million of common shares repurchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program announced in November 2009. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of the Company at any time. For the period November 4, 2009 through February 26, 2010, the Company repurchased 5,715,071 shares at a cost of $152.4 million under the share repurchase program.

On Saturday February 27, 2010, an earthquake of magnitude 8.8 occurred in the Offshore Maule region approximately 70 miles North North East of Concepcion, Chile. At this time there is a lack of credible information upon which to base an estimate of losses arising from this event. The earthquake is a significant event and the Company is continuing to review its in-force contracts and preliminary loss information from clients. The losses arising from this event may have a material impact on the Company’s shareholders’ equity.

Between February 27 and February 28, 2010, Windstorm Xynthia caused damage in western and northern France and northern Germany. Preliminary reports suggest property damage, flooding and widespead power

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

outages across Western Europe. At this time there is a lack of credible information upon which to base an estimate of losses arising from this event. The Company is reviewing its in-force contracts and preliminary loss information from clients but does not expect that any losses will have a material impact on its shareholders’ equity.

23.	Condensed unaudited quarterly financial data

	Quarters Ended(a)
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Gross premiums written	$255,289	$331,028	$425,032	$609,892
Reinsurance premiums ceded	(30,393)	(67,687)	(62,291)	(72,512)

Net premiums written	224,896	263,341	362,741	537,380
Change in unearned premiums	203,005	111,376	(34,541)	(218,621)

Net premiums earned	427,901	374,717	328,200	318,759
Gain on bargain purchase, net of expenses	—	302,950	(15,851)	—
Net investment income	35,506	29,532	26,963	26,772
Realized gain on repurchase of debentures	4,444	—	—	—
Net realized gains (losses) on investments	9,099	5,429	(2,650)	(23,421)
Net unrealized (losses) gains on investments	(25,043)	50,437	37,249	22,153
Other income	1,759	1,101	1,017	757
Foreign exchange gains (losses)	338	(5,244)	8,432	(4,200)

Total revenues	454,004	758,922	383,360	340,820

Expenses
Losses and loss expenses	133,020	134,152	124,751	131,834
Policy acquisition costs	72,843	64,236	64,438	61,449
General and administrative expenses	60,253	46,036	41,200	38,079
Share compensation expenses	8,189	5,862	5,632	7,354
Finance expenses	14,398	11,257	10,752	7,723

Total expenses	288,703	261,543	246,773	246,439

Net income before taxes	165,301	497,379	136,587	94,381
Tax benefit (expense)	458	1,799	976	526

Net income	$165,759	499,178	137,563	94,907

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	130,413,790	92,492,373	76,138,038	75,744,577
Diluted	134,794,120	95,834,809	78,942,065	79,102,643
Basic earnings per share	$1.26	$5.38	$1.79	$1.23
Diluted earnings per share	$1.23	$5.21	$1.74	$1.20
Selected ratios:
Losses and loss expenses	31.1%	35.8%	38.0%	41.4%
Expense ratio	33.0%	30.9%	33.9%	33.6%

Combined ratio	64.1%	66.7%	71.9%	75.0%

(a)	Operating results of IPC Holdings, Ltd. have been included from September 4, 2009, the date of acquisition.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Gross premiums written	$191,736	$269,236	$379,919	$521,594
Reinsurance premiums ceded	(2,722)	(35,139)	(1,399)	(84,900)

Net premiums written	189,014	234,097	378,520	436,694
Change in unearned premiums	127,017	105,229	(69,222)	(144,830)

Net premiums earned	316,031	339,326	309,298	291,864
Net investment income	30,671	36,379	36,435	36,043
Realized gain on repurchase of debentures	—	—	8,752	—
Net realized gains (losses) on investments	6,757	(13,667)	(2,425)	7,744
Net unrealized (losses) on investments	(7,099)	(14,649)	(42,982)	(14,977)
Other income	1,598	1,269	1,462	935
Foreign exchange (losses) gains	(13,554)	(44,933)	911	8,179

Total revenues	334,404	303,725	311,451	329,788

Expenses
Losses and loss expenses	191,576	318,464	122,089	140,024
Policy acquisition costs	61,407	60,425	56,419	56,701
General and administrative expenses	22,809	30,120	33,912	37,107
Share compensation expenses	7,279	6,012	7,271	6,535
Finance expenses	8,522	14,517	12,762	21,517

Total expenses	291,593	429,538	232,453	261,884

Net income (loss) before taxes	42,811	(125,813)	78,998	67,904
Tax (expense)	(5,796)	(487)	(3,077)	(1,429)

Net income (loss)	$37,015	(126,300)	75,921	66,475

Earnings per share
Weighted average number of common shares
and common share equivalents outstanding
Basic	75,404,091	74,864,724	74,233,425	74,209,371
Diluted	75,740,546	74,864,724	77,257,545	78,329,727
Basic earnings (loss) per share	$0.47	$(1.71)	$1.00	$0.87
Diluted earnings (loss) per share	$0.47	$(1.71)	$0.98	$0.85
Selected Ratios:
Losses and loss expenses	60.6%	93.9%	39.5%	48.0%
Expense ratio	28.9%	28.4%	31.5%	34.4%

Combined ratio	89.5%	122.3%	71.0%	82.4%

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2009
(Expressed in thousands of U.S. dollars)

			Amount at Which
			Shown on the
	Amortized Cost	Market Value	Balance Sheet

U.S. Government and Government Agency	$1,912,081	$1,918,811	$1,918,811
Non-U.S. Government and Government Agency	678,555	673,680	673,680
States, municipalities, political subdivision	19,310	19,359	19,359
Agency residential mortgage-backed securities	537,876	551,610	551,610
Non-Agency residential mortgage-backed securities	176,853	137,569	137,569
U.S. corporate	1,004,464	1,027,225	1,027,225
Non-U.S. corporate	411,499	409,398	409,398
Catastrophe bonds	51,236	52,351	52,351
Asset-backed securities	36,828	36,712	36,712
Commercial mortgage-backed securities	41,693	42,663	42,663

Total fixed maturities	4,870,395	4,869,378	4,869,378
Total short-term investments	482,632	481,766	481,766
Total other investments	35,941	37,615	37,615

Total	$5,388,968	$5,388,759	$5,388,759

Schedule II

VALIDUS HOLDINGS, LTD. (parent company only)

BALANCE SHEETS

As at December 31, 2009 and 2008
(Expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$6,646	$3,031
Investment in subsidiaries on an equity basis	4,381,882	2,285,714
Receivable from subsidiaries	5,336	—
Other assets	3,602	3,654

Total assets	4,397,466	2,292,399

LIABILITIES
Payable to subsidiaries	—	679
Accounts payable and accrued expenses	16,346	2,986
Debentures payable	350,000	350,000

Total liabilities	366,346	353,665

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Ordinary shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2009: 128,459,478; 2008: 75,624,697)	23,033	13,235
Treasury shares	(553)
Additional paid-in capital	2,675,680	1,412,635
Accumulated other comprehensive (loss)	(4,851)	(7,858)
Retained earnings	1,337,811	520,722

Total shareholders’ equity	4,031,120	1,938,734

Total liabilities and shareholders’ equity	$4,397,466	$2,292,399

VALIDUS HOLDINGS, LTD. (parent company only)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Revenues
Equity in net earnings of subsidiaries	$954,457	$88,966	$436,169
Net investment income	14	71	537
Foreign exchange gain	56	—	—

Total revenues	954,527	89,037	436,706

Expenses
General and administrative expenses	25,404	4,181	6,527
Finance expenses	31,716	31,745	24,290
Fair value of warrants issued	—	—	2,893

Total expenses	57,120	35,926	33,710

Net income	$897,407	$53,111	$402,996

VALIDUS HOLDINGS, LTD. (parent company only)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Cash flows provided by (used in) operating activities
Net income for the year	$897,407	$53,111	$402,996
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value of warrants expensed	—	—	2,893
Equity in net earnings of subsidiary	(954,457)	(88,966)	(396,169)
Other assets	52	1,326	409
Receivable from subsidiaries	(5,336)	—	—
Payable to subsidiaries	(679)	(888)	(7,591)
Dividends received from subsidiaries	223,959	105,100	40,000
Accounts payable and accrued expenses	13,360	1,732	707

Net cash provided by operating activities	174,306	71,415	43,245

Cash flows provided by (used in) investing activities
Investment in subsidiaries	(7,459)	—	(561,448)

Net cash (used in) investing activities	(7,459)	—	(561,448)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of debentures	—	—	198,000
Purchase of common shares under repurchase program	(84,164)	—	—
Dividends	(80,318)	(69,649)	—
Issue of common shares, net	1,250	1,184	320,248

Net cash (used in) provided by financing activities	(163,232)	(68,465)	518,248

Net increase in cash	3,615	2,950	45
Cash and cash equivalents — Beginning of year	3,031	81	36

Cash and cash equivalents — End of year	$6,646	$3,031	$81

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2009, 2008, and 2007
(Expressed in thousands of U.S. dollars)

As at and for the year ended December 31, 2009

		Reserve					Amortization
	Deferred	for Losses		Net	Net	Losses	of Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$54,325	$742,510	$325,260	$795,550	$94,973	$186,704	$127,433	$73,286	$672,638
Talbot	68,341	903,986	427,284	654,027	30,114	337,053	139,932	103,523	715,720
Corporate & Eliminations	(10,337)	(24,362)	(28,440)	—	(6,314)	—	(4,399)	35,796	—

Total	$112,329	$1,622,134	$724,104	$1,449,577	$118,773	$523,757	$262,966	$212,605	$1,388,358

As at and for the year ended December 31, 2008

		Reserve					Amortization
	Deferred	for Losses		Net	Net	Losses	of Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$46,415	$535,888	$232,522	$653,531	$101,994	$420,645	$100,243	$41,436	$624,838
Talbot	62,153	790,199	317,207	602,987	41,520	351,509	135,017	76,145	613,486
Corporate & Eliminations	(412)	(20,784)	(10,279)	—	(3,986)	—	(309)	33,464	—

Total	$108,156	$1,305,303	$539,450	$1,256,518	$139,528	$772,154	$234,951	$151,045	$1,238,324

As at and for the year ended December 31, 2007

		Reserve					Amortization
	Deferred	for Losses		Net	Net	Losses	of Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written

Validus Re	$45,860	$196,813	$259,592	$559,029	$85,981	$175,538	$70,323	$35,425	$633,256
Talbot	59,702	729,304	297,752	299,050	25,805	108,455	63,954	50,595	285,171
Corporate & Eliminations	—	—	—	—	538	—	—	30,934	—

Total	$105,562	$926,117	$557,344	$858,079	$112,324	$283,993	$134,277	$116,954	$918,427

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
As at and for the years ended December 31, 2009, 2008, and 2007
(Expressed in thousands of U.S. dollars)

			Assumed		Percentage
		Ceded to	From Other	Net	of Amount
	Gross	Other Companies	Companies	Amount	Assumed to Net

Year ended December 31, 2009	$459,771	$232,883	$1,161,470	$1,388,358	84%
Year ended December 31, 2008	$393,003	$124,160	$969,481	$1,238,324	78%
Year ended December 31, 2007	$192,186	$70,210	$796,451	$918,427	87%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
(RE)INSURANCE INFORMATION
As at and for the years ended December 31, 2009, 2008, and 2007
(Expressed in thousands of U.S. dollars)

		Reserves			Losses and Loss Expenses			Net Paid
		For			incurred related to			Losses	Amortization
	Deferred	Losses	Reserves for	Net	Net			and	of Deferred	Net
	Acquisition	and Loss	Unearned	Earned	Investment	Current	Prior	Loss	Acquisition	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Year	Year	Expenses	Costs	Written

2009	$112,329	$1,622,134	$724,104	$1,449,577	$118,773	$625,810	$(102,053)	$507,435	$262,966	$1,388,358
2008	$108,156	$1,305,303	$539,450	$1,256,518	$139,528	$841,856	$(69,702)	$406,469	$234,951	$1,238,324
2007	$105,562	$926,117	$557,344	$858,079	$112,324	$351,850	$(67,857)	$156,872	$134,277	$918,427