Form 10-Q
period 2010-03-31
VALIDUS HOLDINGS LTD
filed 2010-05-07
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission file number 001-33606

VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	98-0501001 (I.R.S. Employer Identification No.)
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
     As of May 7, 2010, there were 123,664,337 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2010 (unaudited) and December 31, 2009
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2010 - $5,173,255; 2009 - $4,870,395)	$5,181,042	$4,869,378
Short-term investments, at fair value (amortized cost: 2010 - $308,514; 2009 - $482,632)	308,502	481,766
Other investments, at fair value (amortized cost: 2010 - $31,717; 2009 - $35,941)	34,398	37,615
Cash and cash equivalents	478,476	387,585

Total investments and cash	6,002,418	5,776,344
Premiums receivable	803,921	551,616
Deferred acquisition costs	165,158	112,329
Prepaid reinsurance premiums	103,950	73,164
Securities lending collateral	99,230	90,350
Loss reserves recoverable	198,956	181,765
Paid losses recoverable	18,261	14,782
Net receivable for investments sold	13,879	—
Income taxes recoverable	2,261	2,043
Intangible assets	122,015	123,055
Goodwill	20,393	20,393
Accrued investment income	42,867	38,077
Other assets	39,267	35,222

Total assets	$7,632,576	$7,019,140

Liabilities
Reserve for losses and loss expenses	$1,976,889	$1,622,134
Unearned premiums	1,083,591	724,104
Reinsurance balances payable	44,715	65,414
Securities lending payable	100,000	90,106
Deferred income taxes	24,104	24,508
Net payable for investments purchased	—	44,145
Accounts payable and accrued expenses	107,119	127,809
Senior notes payable	246,793	—
Debentures payable	289,800	289,800

Total liabilities	3,873,011	2,988,020

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (2010 -123,910,430; 2009 - 128,459,478)	23,081	23,033
Treasury shares	(1,397)	(553)
Additional paid-in-capital	2,555,243	2,675,680
Accumulated other comprehensive (loss)	(6,658)	(4,851)
Retained earnings	1,189,296	1,337,811

Total shareholders’ equity	3,759,565	4,031,120

Total liabilities and shareholders’ equity	$7,632,576	$7,019,140

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$870,934	$609,892
Reinsurance premiums ceded	(90,739)	(72,512)

Net premiums written	780,195	537,380
Change in unearned premiums	(322,501)	(218,621)

Net premiums earned	457,694	318,759
Net investment income	34,299	26,772
Net realized gains (losses) on investments	11,398	(23,421)
Net unrealized gains on investments	15,413	22,153
Other income	888	757
Foreign exchange (losses)	(8,764)	(4,200)

Total revenues	510,928	340,820

Expenses
Losses and loss expenses	478,531	131,834
Policy acquisition costs	76,176	61,449
General and administrative expenses	53,569	38,079
Share compensation expenses	6,576	7,354
Finance expenses	15,151	7,723

Total expenses	630,003	246,439

Net (loss) income before taxes	(119,075)	94,381
Tax benefit	697	526

Net (loss) income	$(118,378)	$94,907

Comprehensive income
Foreign currency translation adjustments	(1,807)	(196)

Comprehensive (loss) income	$(120,185)	$94,711

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	126,633,277	75,744,577
Diluted	126,633,277	79,102,643

Basic (loss) earnings per share	$(0.95)	$1.23

Diluted (loss) earnings per share	$(0.95)	$1.20

Cash dividends declared per share	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Common shares
Balance — Beginning of period	$23,033	$13,235
Issue of common shares	48	36

Balance — End of period	$23,081	$13,271

Treasury shares
Balance — Beginning of period	$(553)	$—

Repurchase of common shares	(844)	—

Balance — End of period	$(1,397)	$—

Additional paid-in capital
Balance — Beginning of period	$2,675,680	$1,412,635
Issue of common shares, net of expenses	300	(387)
Repurchase of common shares	(127,313)	—
Share compensation expenses	6,576	7,354

Balance — End of period	$2,555,243	$1,419,602

Accumulated other comprehensive (loss)
Balance — Beginning of period	$(4,851)	$(7,858)
Foreign currency translation adjustments	(1,807)	(196)

Balance — End of period	$(6,658)	$(8,054)

Retained earnings
Balance — Beginning of period	$1,337,811	$520,722
Dividends	(30,137)	(17,462)
Net (loss) income	(118,378)	94,907

Balance — End of period	$1,189,296	$598,167

Total shareholders’ equity	$3,759,565	$2,022,986

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net (loss) income	$(118,378)	$94,907
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	6,576	7,354
Net realized (gains) losses on investments	(11,398)	23,421
Net unrealized (gains) on investments	(15,413)	(22,153)
Amortization of intangible assets	1,040	1,040
Foreign exchange losses on cash and cash equivalents included in net income	4,538	559
Amortization of premium on fixed maturities	3,713	1,702
Change in:
Premiums receivable	(255,394)	(193,076)
Deferred acquisition costs	(52,829)	(35,344)
Prepaid reinsurance premiums	(30,786)	(37,160)
Loss reserves recoverable	(18,871)	4,413
Paid losses recoverable	(3,509)	(3,051)
Income taxes recoverable	(41)	(653)
Accrued investment income	(4,875)	(86)
Other assets	(6,557)	3,083
Reserve for losses and loss expenses	366,176	15,064
Unearned premiums	359,487	255,782
Reinsurance balances payable	(19,203)	33,260
Deferred income taxes	(624)	93
Accounts payable and accrued expenses	(19,686)	(1,288)

Net cash provided by operating activities	183,966	147,867

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,226,380	873,352
Proceeds on maturities of investments	113,341	222,402
Purchases of fixed maturities	(1,693,657)	(1,232,740)
Sales of short-term investments, net	173,233	94,644
Sales of other investments	4,383	—
(Increase) decrease in securities lending collateral	(9,894)	319

Net cash (used in) investing activities	(186,214)	(42,023)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	246,793	—
Issue of common shares, net of expenses	348	(351)
Purchases of common shares under share repurchase program	(128,157)	—
Dividends paid	(29,944)	(17,462)
Increase (decrease) in securities lending payable	9,894	(319)

Net cash provided by (used in) financing activities	98,934	(18,132)

Effect of foreign currency rate changes on cash and cash equivalents	(5,795)	(1,762)
Net increase in cash	90,891	85,950
Cash and cash equivalents — beginning of period	387,585	449,848

Cash and cash equivalents — end of period	$478,476	$535,798

Taxes (recovered) paid during the period	$(184)	$299

Interest paid during the period	$6,365	$6,672

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
1. Basis of preparation and consolidation
     These unaudited consolidated financial statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
     In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results for a full year. The terms “ASC” used in these notes refer to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board (“FASB”).
      The consolidated financial statements include the results and operations and cash flows of IPC Holdings Ltd. (“IPC”), since the date of acquisition, September 4, 2009 and not any prior periods (including for comparative purposes) except where indicated as ‘Pro Forma’ financial information.
2. Recent accounting pronouncements
     In June 2009, the FASB issued authoritative guidance on accounting for “Transfers and Servicing” (ASC 860). This update addresses practices that have developed that are not consistent with the original intent and key requirements and concerns that derecognized financial assets and related obligations should continue to be reported in the transferors’ financial statements. This update is effective for financial asset transfers in the interim and annual periods beginning January 1, 2010. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued authoritative guidance which amends the “Consolidation” guidance that applies to Variable Interest Entities (“VIEs”) (ASC 810). This update amends the guidance for the identification of VIEs and their primary beneficiaries and the financial statement disclosures required. This update is effective for interim and annual periods beginning January 1, 2010. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued authoritative guidance on “Fair Value Measurements and Disclosures” (ASC 820). This update requires additional disclosures regarding (1) significant transfers in and out of Levels 1 and 2 and the reasons that such transfers were made; (2) inputs and valuation techniques used to measure fair value for financial assets and liabilities that fall in either Level 2 or Level 3; (3) the activity within Level 3 fair value measurements, including information on a gross basis for purchases, sales, issuances, and settlements; and (4) disaggregation of financial assets and liabilities measured at fair value into classes of financial assets and liabilities.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning January 1, 2011. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
     In February 2010, the FASB issued authoritative guidance which amends the “Subsequent Events” guidance (ASC 855). The guidance requires SEC filers to evaluate subsequent events through the date the financial statements are issued, and also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. This update is effective immediately for financial statements that are (1) issued or available to be issued or (2) revised. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
     In March 2010, the FASB issued authoritative guidance which clarifies the “Embedded Derivatives” guidance in ASC 815. All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments. The amendments in this update are effective for interim periods beginning after June 15, 2010. The Company is currently evaluating the impact of this guidance, however it is not expected to have a material impact on the Company’s consolidated financial statements.
3. Investments
     The Company’s investments in fixed maturities are classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including U.S. and U.K. Treasuries, overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. Treasuries, sovereign debt, corporate debt, catastrophe bonds and U.S. agency and non-agency mortgage and asset-backed securities. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. Financial instruments in this category include certain residential mortgage-backed securities.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s external investment advisors have noted illiquidity and dislocation in the non-Agency RMBS market during 2010 and 2009. During the period ended March 31, 2010 and 2009, the Company identified certain non-Agency RMBS securities in its portfolio trading in inactive markets (“identified RMBS securities”). In order to gauge market activity for the identified RMBS securities, management, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. The Company utilized various pricing vendors to obtain market pricing information for investment securities.
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
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket valued at $21,919 at March 31, 2010. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s February 28, 2010 NAV was used as a partial basis for fair value measurement in the Company’s March 31, 2010 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. Immaterial variances are recorded in the following reporting period.
     At March 31, 2010, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$2,128,426	$—	$2,128,426
Non-U.S. Government and Government Agency	—	652,902	—	652,902
States, municipalities, political subdivision	—	27,013	—	27,013
Agency residential mortgage-backed securities	—	492,800	—	492,800
Non-Agency residential mortgage-backed securities	—	51,232	76,943	128,175
U.S. corporate	—	1,184,692	—	1,184,692
Non-U.S. corporate	—	449,645	—	449,645
Catastrophe bonds	—	51,771	—	51,771
Asset-backed securities	—	29,828	—	29,828
Commercial mortgage-backed securities	—	35,790	—	35,790

Total fixed maturities	—	5,104,099	76,943	5,181,042
Short-term investments	307,833	669	—	308,502
Other investments
Hedge fund	—	—	21,919	21,919
Mutual funds	—	12,479	—	12,479

Total	$307,833	$5,117,247	$98,862	$5,523,942

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At December 31, 2009, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,918,811	$—	$1,918,811
Non-U.S. Government and Government Agency	—	673,680	—	673,680
States, municipalities, political subdivision	—	19,359	—	19,359
Agency residential mortgage-backed securities	—	551,610	—	551,610
Non-Agency residential mortgage-backed securities	—	52,233	85,336	137,569
U.S. corporate	—	1,027,225	—	1,027,225
Non-U.S. corporate	—	409,398	—	409,398
Catastrophe bonds	—	52,351	—	52,351
Asset-backed securities	—	36,712	—	36,712
Commercial mortgage-backed securities	—	42,663	—	42,663

Total fixed maturities	—	4,784,042	85,336	4,869,378
Short-term investments	479,552	2,214	—	481,766
Other investments
Hedge fund	—	—	25,670	25,670
Mutual funds	—	11,945	—	11,945

Total	$479,552	$4,798,201	$111,006	$5,388,759

     At March 31, 2010, Level 3 investments totaled $98,862, representing 1.8% of total investments measured at fair value on a recurring basis. At December 31, 2009, Level 3 investments totaled $111,006, representing 2.1% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at March 31, 2010 and December 31, 2009:

	Three Months Ended March 31, 2010
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$85,336	$25,670	$111,006
Payments and purchases	—	—	—
Sales and maturities	—	(4,384)	(4,384)
Realized gains	—	174	174
Unrealized (losses) gains	(4,266)	459	(3,807)
Amortization	(4,127)	—	(4,127)
Transfers in	—	—	—

Level 3 investments — End of period	$76,943	$21,919	$98,862

	Year Ended December 31, 2009
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$111,318	$—	$111,318
Payments and purchases	—	115,351	115,351
Sales and maturities	(822)	(92,004)	(92,826)
Realized (losses) gains	(1,284)	1,609	325
Unrealized (losses) gains	(7,329)	714	(6,615)
Amortization	(16,547)	—	(16,547)
Transfers in	—	—	—

Level 3 investments — End of period	$85,336	$25,670	$111,006

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
(b) Net investment income
     Net investment income was derived from the following sources:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Fixed maturities and short-term investments	$35,755	$26,517
Cash and cash equivalents	586	761
Securities lending income	70	339

Total gross investment income	36,411	27,617
Investment expenses	(2,112)	(845)

Net investment income	$34,299	$26,772

(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized gains (losses) and the change in unrealized gains (losses) on investments:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$12,765	$9,453
Gross realized (losses)	(1,367)	(32,874)

Net realized gains (losses) on investments	11,398	(23,421)
Net unrealized (losses) gains on securities lending	(1,014)	1,092
Change in net unrealized gains on investments	16,427	21,061

Total net realized gains (losses) and change in unrealized gains (losses) of investments	26,811	(1,268)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at March 31, 2010 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government and Government Agency	$2,116,773	$14,946	$(3,293)	$2,128,426
Non-U.S. Government and Government Agency	659,815	9,431	(16,344)	652,902
States, municipalities, political subdivision	26,754	286	(27)	27,013
Agency residential mortgage-backed securities	478,267	15,050	(517)	492,800
Non-Agency residential mortgage-backed securities	169,515	405	(41,745)	128,175
U.S. corporate	1,158,189	27,605	(1,102)	1,184,692
Non-U.S. corporate	448,882	6,230	(5,467)	449,645
Catastrophe bonds	50,132	1,936	(297)	51,771
Asset-backed securities	30,024	270	(466)	29,828
Commercial mortgage-backed securities	34,904	886	—	35,790

Total fixed maturities	5,173,255	77,045	(69,258)	5,181,042
Total short-term investments	308,514	—	(12)	308,502
Total other investments	31,717	2,681	—	34,398

Total	$5,513,486	$79,726	$(69,270)	$5,523,942

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at December 31, 2009 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,912,081	$12,308	$(5,578)	$1,918,811
Non-U.S. Government and Government Agency	678,555	7,552	(12,427)	673,680
States, municipalities, political subdivision	19,310	105	(56)	19,359
Agency residential mortgage-backed securities	537,876	14,643	(909)	551,610
Non-Agency residential mortgage-backed securities	176,853	481	(39,765)	137,569
U.S. corporate	1,004,464	23,895	(1,134)	1,027,225
Non-U.S. corporate	411,499	4,781	(6,882)	409,398
Catastrophe bonds	51,236	1,244	(129)	52,351
Asset-backed securities	36,828	411	(527)	36,712
Commercial mortgage-backed securities	41,693	971	(1)	42,663

Total fixed maturities	4,870,395	66,391	(67,408)	4,869,378
Total short-term investments	482,632	33	(899)	481,766
Total other investments	35,941	1,674	—	37,615

Total	$5,388,968	$68,098	$(68,307)	$5,388,759

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2010		December 31, 2009
	Estimated Fair
	Value	% of Total	Estimated Fair Value	% of Total
AAA	$3,436,170	66.3%	$3,287,879	67.5%
AA	538,950	10.4%	487,364	10.0%
A	1,031,742	19.9%	925,532	19.0%
BBB	28,315	0.5%	14,416	0.3%

Investment grade	5,035,177	97.1%	4,715,191	96.8%
BB	37,230	0.7%	45,191	0.9%
B	50,147	1.0%	59,116	1.2%
CCC	53,590	1.1%	45,194	1.0%
D/NR	4,898	0.1%	4,686	0.1%

Non-Investment grade	145,865	2.9%	154,187	3.2%

Total fixed maturities	$5,181,042	100.0%	$4,869,378	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at March 31, 2010 and December 31, 2009 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$324,276	$323,807	$269,889	$270,688
Due after one year through five years	3,842,946	3,875,902	3,498,792	3,521,167
Due after five years through ten years	292,379	293,756	306,065	306,502
Due after ten years	944	984	2,399	2,467

	4,460,545	4,494,449	4,077,145	4,100,824

Asset-backed and mortgage-backed securities	712,710	686,593	793,250	768,554

Total	$5,173,255	$5,181,042	$4,870,395	$4,869,378

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At March 31, 2010, approximately $246,793 (December 31, 2009: $225,823) of letters of credit were issued and outstanding under this facility for which $313,805 of investments were pledged as collateral (December 31, 2009: $314,857). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”). On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At March 31, 2010, $25,000 (December 31, 2009: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $45,426 of investments were pledged as collateral (December 31, 2009: $128,798). In addition, $1,568,760 of investments were held in trust at March 31, 2010, (December 31, 2009: $1,517,249). Of those, $1,433,130 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408,084).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company assumed two letters of credit facilities as part of the acquisition of IPC (the “IPC Acquisition”). A $250,000 Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350,000 Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed. At March 31, 2010, the IPC Bi-Lateral Facility had $78,615 (December 31, 2009: $96,047) letters of credit issued and outstanding for which $219,091 (December 31, 2009: $219,004) of investments were held in an associated collateral account.
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at March 31, 2010, the Company had $97,967 (December 31, 2009: $88,146) in securities on loan. During the three months ended March 31, 2010, the Company recorded a $1,014 unrealized loss on this collateral on its Statements of Operations (March 31, 2009: unrealized gain $1,092).
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities with an average reset period of 16.8 days (December 31, 2009: 26.1 days). As at March 31, 2010, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$5,232	$—	$5,232
Agency	—	—	—	—
Asset-backed securities	—	998	—	998
Short-term investments	53,016	39,984	—	93,000

Total	$53,016	$46,214	$—	$99,230

     As at December 31, 2009, the securities lending collateral reinvested lending by the Company in connection with its securities program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$14,123	$—	$14,123
Agency	—	9,363	—	9,363
Asset-backed securities	—	6,153	—	6,153
Short-term investments	730	59,981	—	60,711

Total	$730	$89,620	$—	$90,350

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at March 31, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2010		December 31, 2009
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$17,011	17.2%	$33,501	37.1%
AA+	12,012	12.1%	12,011	13.3%
AA	—	0.0%	4,998	5.5%
AA-	10,969	11.1%	19,910	22.0%
A+	1,999	2.0%	9,999	11.1%
A	3,993	4.0%	9,006	10.0%
NR	230	0.2%	195	0.2%

	46,214	46.6%	89,620	99.2%
NR- Short-term investments(1)	53,016	53.4%	730	0.8%

Total	$99,230	100.0%	$90,350	100.0%

(1)	This amount relates to short-term investments and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at March 31, 2010 and December 31, 2009 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$93,000	$93,000	$68,895	$70,074
Due after one year through five years	7,000	6,230	21,211	20,276

Total	$100,000	$99,230	$90,106	$90,350

4. Reserve for losses and loss expenses
     Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses as at March 31, 2010 and December 31, 2009:

	Three months ended	Year ended
	March 31,	December 31,
	2010	2009
Reserve for losses and loss expenses, beginning of period	$1,622,134	$1,305,303
Losses and loss expenses recoverable	(181,765)	(208,796)

Net reserves for losses and loss expenses, beginning of period	1,440,369	1,096,507
Net reserves acquired in purchase of IPC	—	304,957
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	505,260	625,810
Prior years	(26,729)	(102,053)

Total incurred losses and loss expenses	478,531	523,757
Total net paid losses	(127,652)	(507,435)
Foreign exchange	(13,315)	22,583

Net reserve for losses and loss expenses, end of period	1,777,933	1,440,369
Losses and loss expenses recoverable	198,956	181,765

Reserve for losses and loss expenses, end of period	$1,976,889	$1,622,134

     The Company recorded losses of $323,874, net of reinsurance, from the Chile earthquake, windstorm Xynthia and the Melbourne hailstorm in the first quarter of 2010, offset by favorable prior year loss reserve development of $26,729. Favorable prior year loss reserve development of $11,478 and $15,251 was recorded by the Validus Re and Talbot segments respectively, which was attributable primarily to a reduction in ultimate losses on the Dublin floods, Hurricane Ivan and Hurricane Katrina and lower than expected attritional loss development.
5. Reinsurance
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2010, 98.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $98,893 of IBNR recoverable (December 31, 2009: $99,587). Reinsurance recoverables by reinsurer are as follows:

	March 31, 2010		December 31, 2009
	Reinsurance		Reinsurance
	Recoverable	% of Total	Recoverable	% of Total
Top 10 reinsurers	$174,803	80.5%	170,810	86.9%
Other reinsurers’ balances > $1 million	37,247	17.1%	19,818	10.1%
Other reinsurers’ balances < $1 million	5,167	2.4%	5,919	3.0%

Total	$217,217	100.0%	196,547	100.0%

	March 31, 2010
		Reinsurance
Top 10 Reinsurers	Rating	Recoverable	% of Total
Fully collateralized reinsurers	NR	$42,785	24.5%
Lloyd’s Syndicates	A+	39,146	22.4%
Munich Re	AA-	16,558	9.5%
Hannover Re	AA-	15,770	9.0%
Aspen	A	12,963	7.4%
Flagstone	A-	11,245	6.4%
Brit Insurance Limited	A-	10,735	6.2%
Transatlantic Re	A+	10,732	6.1%
Swiss Re	A+	8,396	4.8%
Everest Re	A-	6,473	3.7%

Total		$174,803	100.0%

	December 31, 2009
		Reinsurance
Top 10 Reinsurers	Rating	recoverable	% of Total
Fully collateralized reinsurers	NR	$50,840	29.8%
Lloyd’s Syndicates	A+	33,103	19.4%
Munich Re	AA-	19,921	11.7%
Hannover Re	AA-	13,427	7.8%
Aspen	A	11,417	6.7%
Allianz	AA	9,645	5.6%
Swiss Re	A+	8,995	5.3%
Transatlantic Re	A+	8,804	5.1%
Brit Insurance Limited	A	8,159	4.8%
Platinum Underwriters	A	6,499	3.8%

Total		$170,810	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At March 31, 2010 and December 31, 2009, the provision for uncollectible reinsurance relating to losses recoverable was $4,050 and $3,477, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $217,217 reinsurance recoverable at March 31, 2010, $42,785 was fully collateralized (December 31, 2009: $50,840).
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
6. Share capital
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
     The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures. In November 2009, the Board of Directors of the Company authorized an initial $400,000 share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750,000 to shareholders. This amount is in addition to, and in excess of, the $135,494 of common shares purchased by the Company through February 17, 2010 under its previously authorized $400,000 share repurchase program.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares outstanding, December 31, 2009	128,459,478
Restricted share awards vested, net of shares withheld	174,582
Restricted share units vested, net of shares withheld	51,436
Employee seller shares vested, net of shares withheld	—
Options exercised	51,534
Warrants exercised	—
Shares repurchased	(4,826,600)

Common shares outstanding, March 31, 2010	123,910,430

Common Shares
Common shares outstanding, December 31, 2008	75,624,697
Restricted share awards vested, net of shares withheld	187,146
Restricted share units vested, net of shares withheld	—
Employee seller shares vested, net of shares withheld	17,079
Options exercised	—
Warrants exercised	—
Shares repurchased	—

Common shares outstanding, March 31, 2009	75,828,922

b) Warrants
     During the three months ended March 31, 2010 (2009: nil), no warrants were exercised.
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at March 31, 2010 were 4,613 (December 31, 2009: 4,577).
d) Dividends
     On February 17, 2010, the Company announced a quarterly cash dividend of $0.22 (2009: $0.20) per common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on March 31, 2010 to holders of record on March 15, 2010.
7. Stock plans
a) Long Term Incentive Plan and Short Term Incentive Plan
     The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of any option, stock appreciation right (“SAR”), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs or performance shares have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.
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
     Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data was not available and the options met the requirement as set out in the guidance.
     Share compensation expenses of $1,038 were recorded for the three months ended March 31, 2010 (2009: $1,057). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to the options for the three months ended March 31, 2010 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(51,534)	5.72	22.34
Options forfeited	(3,207)	10.30	20.39

Options outstanding, March 31, 2010	3,223,274	$6.84	$19.84

Options exercisable at March 31, 2010	2,514,697	$6.00	$20.08

     Activity with respect to options for the three months ended March 31, 2009 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(4,070)	10.30	20.39

Options outstanding, March 31, 2009	2,795,868	$7.56	$18.23

Options exercisable at March 31, 2009	1,494,872	$7.45	$17.84

     At March 31, 2010, there were $3,653 (December 31, 2009: $4,713) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.1 years (December 31, 2009: 1.3 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     ii. Restricted share awards
     Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $4,326 were recorded for the three months ended March 31, 2010 (2009: $4,312). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted shares for the three months ended March 31, 2010 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43
Restricted share awards granted	426,614	26.15
Restricted share awards vested	(204,520)	24.56
Restricted share awards forfeited	(11,298)	22.13

Restricted share awards outstanding, March 31, 2010	2,736,754	$23.77

     Activity with respect to unvested restricted share awards for the three months ended March 31, 2009 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2008	2,307,402	$22.73
Restricted share awards granted	242,573	24.80
Restricted share awards vested	(198,463)	22.19
Restricted share awards forfeited	(2,169)	20.69

Restricted share awards outstanding, March 31, 2009	2,349,343	$22.99

     At March 31, 2010, there were $44,095 (December 31, 2009: $38,395) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.7 years (December 31, 2009: 2.8 years).
     iii. Restricted share units
     Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $173 were recorded for the three months ended March 31, 2010 (2009: $16) related to restricted share units. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested restricted share units for the three months ended March 31, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2009	78,591	$24.84
Restricted share units granted	7,952	26.07
Restricted share units vested	(52,679)	24.77
Restricted share units forfeited	—	—

Restricted share units outstanding, March 31, 2010	33,864	$25.24

Activity with respect to unvested restricted share units for the three months ended March 31, 2009 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2008	11,853	$25.28
Restricted share units granted	4,044	25.03
Restricted share units vested	(1,569)	24.84
Restricted share units forfeited	—	—

Restricted share units outstanding, March 31, 2009	14,328	$25.25

     At March 31, 2010, there were $605 (December 31, 2009: $578) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2009: 2.5 years). Additional restricted share units are issued in lieu of accrued dividends from unvested restricted share units. As at March 31, 2010, unvested restricted share units issued in lieu of dividends were 918 (December 31, 2009: 858).
b) Employee seller shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot Holdings, Ltd. (“Talbot”), the Company issued 1,209,741 restricted shares to Talbot employees (the “employee seller shares”). Upon consummation of the acquisition, the employee seller shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the employee seller shares are subject to a restricted period during which they are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of employee seller shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the employee seller shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years forfeiture will be completely extinguished.
     Share compensation expenses of $1,039 were recorded for the three months ended March 31, 2010 (2009: $1,969). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested employee seller shares for the three months ended March 31, 2010 was as follows:

Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, March 31, 2010	410,667	$22.01

Activity with respect to unvested employee seller shares for the three months ended March 31, 2009 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2008	663,375	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(17,079)	22.01
Employee seller shares forfeited	(2,038)	22.01

Employee seller shares outstanding, March 31, 2009	644,258	$22.01

     At March 31, 2010, there were $5,096 (December 31, 2009: $6,135) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.3 years (December 31, 2009: 1.5 years).
c) Total share compensation expenses
     The breakdown of share compensation expenses was as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Options	$1,038	$1,057
Restricted share awards	4,326	4,312
Restricted share units	173	16
Employee seller shares	1,039	1,969

Total	$6,576	$7,354

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
8. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at March 31, 2010 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
8.875% Senior Notes due 2040	250,000	250,000	246,793
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	246,793	—
Talbot FAL Facility (2)	25,000	25,000	—
$350,000 IPC Bi-Lateral Facility	350,000	78,615	—

Total	$1,875,000	$890,208	$536,593

     The financing structure at December 31, 2009 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	225,823	—
Talbot FAL Facility (2)	25,000	25,000	—
$250,000 IPC Syndicated Facility	16,537	16,537	—
$350,000 IPC Bi-Lateral Facility	350,000	96,047	—

Total	$1,441,537	$653,207	$289,800

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588
8.480% Junior Subordinated Deferrable Debentures	3,029	3,348
8.875% Senior Notes due 2040	3,978	—
Credit facilities	1,311	364
Talbot FAL Facility	422	62
Talbot other interest	75	—
Talbot third party FAL facility	2,748	361

Total	$15,151	$7,723

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
(b) $250,000 8.875% Senior Notes due 2040
     On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “8.875% Senior Notes”) in a registered public offering. The 8.875% Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the notes prospectus supplement. The Senior Notes will bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $243,967 from the sale of the 8.875% Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, will be used by the Company for general corporate purposes, which may include the repurchase of its outstanding capital stock, dividends to shareholders and/or potential acquisitions. Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the Senior Notes.
     The notes are unsecured and unsubordinated obligations and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The 8.875% Senior Notes will be effectively junior to all of the Company’s future secured debt, to the extent of the value of the collateral securing such debt, and will rank senior to all our existing and future subordinated debt. The notes will be structurally subordinated to all obligations of the Company’s subsidiaries.
     Future expected payments of interest and principal on the Senior Notes assuming that the Company exercises its call option at the earliest opportunity are as follows:

2010	$11,094
2011	22,187
2012	22,187
2013	22,187
2014 and thereafter	587,970

Total minimum future payments	$665,625

(c) Junior subordinated deferrable debentures
     On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “9.069% Junior Subordinated Deferrable Debentures”). The 9.069% Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 9.069% Junior Subordinated Deferrable Debentures. Interest will be payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 9.069% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, are being used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and are amortized to income over the five year optional redemption period.
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
     Future expected payments of interest and principal on the Junior Subordinated Deferrable Debentures assuming that the Company exercises its call option at the earliest opportunity are as follows:

2010	$19,094
2011	168,657
2012	145,727
2013 and thereafter	—

Total minimum future payments	$333,478

(d) Credit facilities
     (i) $340,000 syndicated unsecured letter of credit facility, $60,000 bilateral unsecured letter of credit facility and $500,000 secured letter of credit facility
     On March 12, 2007, the Company entered into a $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007 and September 4, 2009. The facility was replaced at maturity on March 12, 2010 with a $340,000 syndicated unsecured letter of credit facility and a $60,000 bilateral unsecured letter of credit facility which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for the Company (the “Three Year Facilities”) (the full $400,000 of which is available for letters of credit and/or revolving loans).
     A $500,000 five-year secured letter of credit facility, as subsequently amended on October 25, 2007, September 4, 2009 and March 12, 2010, which provides for letter of credit availability for Validus Re and our other subsidiaries (the “Five Year Facility” and, together with the Three Year Facilities, the “Credit Facilities”). The Credit Facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. On October 25, 2007, the Company entered into the First Amendment to the Credit Facilities to provide for, among other things, additional capacity to incur up to $100,000 under a new Funds at Lloyd’s Letter of Credit Facility (as described below) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modified certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.
     On September 4, 2009, the Company entered into the Second Amendment to the Credit Facilities to provide for, among other things, the IPC Acquisition.
     As amended, the Credit Facilities contain covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least 70% of consolidated net worth ($2,925,590) and, commencing with the end of the fiscal quarter ending December 31, 2009 to be increased quarterly by an amount equal to 50% of its consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair). For purposes of covenant compliance (i) “net worth is calculated with investments carried at amortized cost and (ii) “consolidated total debt” does not include the Company’s junior subordinated deferrable debentures. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     As of March 31, 2010, there was $246,793 in outstanding letters of credit under the Five Year Facility (December 31, 2009: $225,823) and $nil outstanding under the Three Year Facilities (December 31, 2009: $nil).
     As of March 31, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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
     As amended, the Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least 70% of consolidated net worth ($2,607,219), and commencing with the end of the fiscal quarter ending September 30, 2009 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00.
     The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of March 31, 2010 the Company had $25,000 in outstanding letters of credit under this facility.
     As of March 31, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.
     (iii) IPC Syndicated Facility and IPC Bi-Lateral Facility
     IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPCRe’s ability to increase existing letters of credit or to issue new letters of credit. With respect to the IPC Syndicated Facility, IPCRe provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective March 31, 2010, the IPC Syndicated Facility was closed December 31, 2009 ($16,537) and $78,615 of outstanding letters of credit were issued from the IPC Bi-Lateral Facility (December 31, 2009: $96,047).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     As of March 31, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Facilities.
9. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At March 31, 2010, 3.2% of the investment portfolio had a split rating below A-/A3 and the Company did not have an aggregate exposure to any single issuer of more than 1.5% of its investment portfolio, other than with respect to government and agency securities.
b) Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at March 31, 2010 amounted to $452,000 (December 31, 2009: $452,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2009: $25,000).
     The amount which the Company provides as FAL is not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.
     The amounts provided under the Talbot FAL facility would become a liability of the group in the event of the syndicate declaring a loss at a level which would call on this arrangement.
c) Lloyd’s Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. This levy is affected by the split of sterling and US dollar business expected to be written by the syndicate. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2010 estimated premium income at Lloyd’s of £600,000, the March 31, 2010 exchange rate of £1 equals $1.51 and assuming the maximum 3% assessment, the Company would be assessed approximately $27,121.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
10. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
     a) On December 8, 2005, Validus Re entered into agreements with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock provides investment management services for part of Validus Re’s investment portfolio. Merrill Lynch is a shareholder of Blackrock. Merrill Lynch entities, which are now wholly-owned subsidiaries of Bank of America Corp, own 5,714,285 non-voting shares and 658,614 voting shares in the Company, hold warrants to purchase 1,067,187 shares and during 2009 had an employee on the Company’s Board of Director who did not receive compensation from the Company. Investment management fees earned by Blackrock for the three months ended March 31, 2010 were $656 (2009: $451). Management fees included in accounts payable and accrued expenses at March 31, 2010 were $1,145 (December 31, 2009: $1,229).
     b) On December 8, 2005, Validus Re entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for part of Validus Re’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Investment management fees earned by GSAM for the three months ended March 31, 2010 were $379 (2009: $358), of which $371 was included in accounts payable and accrued expenses at March 31, 2010 (December 31, 2009: $371). Sumit Rajpal, a director of the Company, serves as a Managing Director of Goldman, Sach & Co., GSAM’s parent company.
     c) Vestar Capital entities, own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. During 2009, Vestar Capital entities were shareholders of PARIS RE Holdings, Limited (“Paris Re”). On July 4, 2009, PartnerRe Ltd. (“PartnerRe”) acquired the outstanding shares of Paris Re and subsequently Paris Re was not a related party of the Company during the three months ended March 31, 2010. However, for the three months ended March 31, 2009, pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $6,606 and earned premium adjustments of $1,706. Sander M. Levy, a director of the Company, serves as a Managing Director of Vestar Capital Partners.
     d) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,886,342 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized $740 (2009: $nil) of gross premiums written of which $593 was included in premiums receivable at March 31, 2010 (December 31, 2009: $nil). The Company also recognized $606 (2009: $800) of reinsurance premiums ceded during the three months ended March 31, 2010, of which $470 was included in reinsurance balances payable at March 31, 2010 (December 31, 2009: $nil). Jeffrey W. Greenberg and Christopher E. Watson, directors of the Company serve as directors of Group Ark.
     Aquiline is also a shareholder of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk of $37 during the three months ended March 31, 2010 (2009: $nil), of which $291 was included in accounts payable and accrued expenses at March 31, 2010 (December 31, 2009: $643). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk.
     On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. On June 16, 2009, Aquiline acquired Conning. John J. Hendrickson, and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp. Investment management fees earned by Conning for the three months ended March 31, 2010 were $85, of which $98 was included in accounts payable and accrued expenses at March 31, 2010.
     e) Certain members of the Company’s management and staff have provided guarantees to 1384 Capital Ltd, a company formed to indirectly facilitate the provision of Funds at Lloyd’s (“FAL”). The Company paid $nil of finance expenses to such management and staff in respect of such provision of FAL for the three months ended March 31, 2010 (2009: $13), of which $nil was included in accounts payable and accrued expenses at March 31, 2010 (December 31, 2009: $416). An amount of $nil was included in general and administrative expenses in respect of the reimbursement of expenses relating to such FAL provision for the three months ended March 31, 2010 (2009: $15).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
11. Earnings per share
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Basic (loss) earnings per share
(Loss) income	$(118,378)	$94,907

less: Dividends and distributions declared on outstanding warrants	(1,749)	(1,736)

(Loss) income available to common shareholders	$(120,127)	$93,171

Weighted average number of common shares outstanding	126,633,277	75,744,577

Basic (loss) earnings per share	$(0.95)	$1.23

Diluted (loss) earnings per share
(Loss) income	$(118,378)	$94,907

less: Dividends and distributions declared on outstanding warrants	(1,749)	—

(Loss) income available to common shareholders	$(120,127)	$94,907

Weighted average number of common shares outstanding	126,633,277	75,744,577
Share equivalents:
Warrants	—	2,307,094
Stock options	—	367,504
Unvested restricted shares	—	683,468

Weighted average number of common shares outstanding	126,633,277	79,102,643

Diluted (loss) earnings per share	$(0.95)	$1.20

     Due to the net loss incurred in the three months ended March 31, 2010, share equivalents were not included in the computation of diluted earnings per share, because of their anti-dilutive effect. Share equivalents that would result in the issuance of common shares of 160,925 were outstanding for three months ended March 31, 2009, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
12. Subsequent events
     On April 20, 2010, there was an explosion on the oil rig ‘Deepwater Horizon’ in the Gulf of Mexico which was owned by Transocean Ltd., and leased to BP plc. as owners of the well with their co-ventures, Anadarko and Mitsui. Following the explosion, the rig caught on fire and suffered extensive damage and subsequently sank on April 22, 2010. There was also subsequent leakage of oil from the well and consequently, control of well and clean-up operations is continually being assessed. Based on an industry loss estimate of $1,300,000 to $1,500,000 for the marine sector, Validus expects its losses to be in the range of $38,000 to $45,000. These loss estimates are net of reinstatement premiums, reinsurance, retrocessional and other recoveries.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     On May 5, 2010, the Company announced a quarterly cash dividend of $0.22 per common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 30, 2010 to shareholders and warrant holders of record on June 15, 2010.
     On May 6, 2010, the Company announced that its Board of Directors has approved a self tender offer pursuant to which the Company may repurchase up to $300,000 in common shares. The tender offer is part of the Company’s program announced on February 17, 2010 whereby the Company’s Board of Directors authorized the Company to return up to $750,000 to shareholders through share repurchases or other means. The tender offer will proceed by way of a “modified Dutch auction”, pursuant to which Validus shareholders may tender all or a portion of their common shares (1) at a price of not less than $24.00 and not more than $27.50, in increments of $0.25 per share on (2) without specifying a purchase price, in which case their common shares will be purchased at the purchase price determined in accordance with the tender offer. When the tender offer expires, the Company will select the lowest price within the range of prices specified above (the “purchase price”) enabling the Company to purchase up to $300,000 of its common shares. Shareholders will receive the purchase price in cash, without interest, for common shares tendered at prices equal to or less than the purchase price, subject to the conditions of the tender offer, including the provisions relating to proration, “odd lot” priority and conditional tender in the event that the aggregate cost to purchase all of the common shares tendered at or less than the purchase price exceeds $300,000. These provisions will be described in the Offer to Purchase relating to the tender offer that will be distributed to shareholders. All common shares purchased by the Company will be purchased at the same price. All common shares tendered at prices higher than the purchase price will be returned promptly to shareholders.
13. Segment information
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
Talbot
     The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock & livestock, accident & health and aerospace classes of business on an insurance or facultative reinsurance basis and principally property, aerospace and marine classes of business on a treaty reinsurance basis.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate &
Three Months Ended March 31, 2010	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$640,295	$270,541	$(39,902)	$870,934
Reinsurance premiums ceded	(13,110)	(117,531)	39,902	(90,739)

Net premiums written	627,185	153,010	—	780,195
Change in unearned premiums	(343,264)	20,763	—	(322,501)

Net premiums earned	283,921	173,773	—	457,694
Losses and loss expenses	348,920	129,611	—	478,531
Policy acquisition costs	43,503	34,945	(2,272)	76,176
General and administrative expenses	16,312	25,548	11,709	53,569
Share compensation expenses	1,629	1,559	3,388	6,576

Underwriting (loss)	$(126,443)	$(17,890)	$(12,825)	$(157,158)

Net investment income	29,245	7,320	(2,266)	34,299
Net realized gains on investments	9,779	1,619	—	11,398
Net unrealized gains on investments	12,195	3,218	—	15,413
Other income (loss)	1,078	1,975	(2,165)	888
Finance expenses	(1,293)	(3,245)	(10,613)	(15,151)
Foreign exchange (losses)	(5,139)	(3,599)	(26)	(8,764)

Net (loss) before taxes	(80,578)	(10,602)	(27,895)	(119,075)
Tax (expense) benefit	(91)	795	(7)	697

Net (loss)	$(80,669)	$(9,807)	$(27,902)	$(118,378)

Selected ratios (1)
Losses and loss expenses	122.9%	74.6%		104.6%
Policy acquisition costs	15.3%	20.1%		16.6%
General and administrative expenses	6.3%	15.6%		13.1%

Expense ratio	21.6%	35.7%		29.7%

Combined ratio	144.5%	110.3%		134.3%

Total assets	$5,114,815	$2,429,530	$88,231	$7,632,576

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Three months ended March 31, 2009	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$410,126	$227,920	$(28,154)	$609,892
Reinsurance premiums ceded	(13,289)	(87,377)	28,154	(72,512)

Net premiums written	396,837	140,543	—	537,380
Change in unearned premiums	(222,390)	3,769	—	(218,621)

Net premiums earned	174,447	144,312	—	318,759
Losses and loss expenses	55,462	76,372	—	131,834
Policy acquisition costs	28,577	33,157	(285)	61,449
General and administrative expenses	13,792	20,214	4,073	38,079
Share compensation expenses	1,672	2,335	3,347	7,354

Underwriting income (loss)	$74,944	$12,234	$(7,135)	$80,043

Net investment income	20,786	7,494	(1,508)	26,772
Net realized (losses) on investments	(17,539)	(5,882)	—	(23,421)
Net unrealized gains on investments	19,007	3,146	—	22,153
Other income (loss)	285	757	(285)	757
Finance expenses	(363)	(423)	(6,937)	(7,723)
Foreign exchange (losses)	(3,207)	(993)	—	(4,200)

Net income (loss) before taxes	93,913	16,333	(15,865)	94,381
Income tax (expense) benefit	(38)	564	—	526

Net income (loss)	$93,875	$16,897	$(15,865)	$94,907

Selected ratios (1):
Losses and loss expenses	31.8%	52.9%		41.4%
Policy acquisition costs	16.4%	23.0%		19.3%
General and administrative expenses	8.9%	15.6%		14.3%

Expense ratio	25.3%	38.6%		33.6%

Combined ratio	57.1%	91.5%		75.0%

Total assets	$2,876,396	$1,879,569	$6,833	$4,762,798

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended March 31, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$233,567	$25,283	$(3,471)	$255,379	29.3%
Worldwide excluding United States (1)	39,764	76,018	(3,832)	111,950	12.9%
Europe	80,476	15,538	(457)	95,557	11.0%
Latin America and Caribbean	28,739	17,227	(15,787)	30,179	3.5%
Japan	650	708	(65)	1,293	0.1%
Canada	65	3,636	(65)	3,636	0.4%

Sub-total, non United States	149,694	113,127	(20,206)	242,615	27.9%
Worldwide including United States (1)	76,235	12,776	(1,730)	87,281	10.0%
Marine and Aerospace (2)	180,799	119,355	(14,495)	285,659	32.8%

Total	$640,295	$270,541	$(39,902)	$870,934	100.0%

	Three Months Ended March 31, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$156,884	$22,413	$(4,828)	$174,469	28.6%
Worldwide excluding United States (1)	27,769	59,610	(7,689)	79,690	13.0%
Europe	41,232	20,313	(2,662)	58,883	9.7%
Latin America and Caribbean	12,219	16,950	(8,262)	20,907	3.4%
Japan	1,207	451	—	1,658	0.3%
Canada	540	4,159	(540)	4,159	0.7%

Sub-total, non United States	82,967	101,483	(19,153)	165,297	27.1%
Worldwide including United States (1)	34,694	14,601	(1,894)	47,401	7.8%
Marine and Aerospace (2)	135,581	89,423	(2,279)	222,725	36.5%

Total	$410,126	$227,920	$(28,154)	$609,892	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2010 and 2009 and the Company’s consolidated financial condition and liquidity and capital resources at March 31, 2010 and December 31, 2009. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     The Company was formed on October 19, 2005 and completed the acquisitions of Talbot Holdings Ltd. (“Talbot”) and IPC Holdings, Ltd. (“IPC”) on July 2, 2007 and September 4, 2009, respectively. For a variety of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC (the “IPC Acquisition”). Pursuant to an Amalgamation Agreement dated July 9, 2009 among IPC, Validus Holdings, Ltd and Validus, Ltd. (the “Amalgamation Agreement”), the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. IPC’s operations focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to increase the Company’s capital base and gain a strategic advantage in the current reinsurance market. This acquisition created a leading Bermuda carrier in the short-tail reinsurance and insurance market that facilitates stronger relationships with major reinsurance intermediaries.
Business Outlook and Trends
     The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the years ended December 31, 2007 and 2008, the Company had experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers had increased the supply of insurance and reinsurance which resulted in a softening of rates in most lines. However, during 2008, the insurance and reinsurance industry incurred material losses and capital declines due to Hurricanes Ike and Gustav and the global financial crisis. In the wake of these events, the January 2009 renewal season saw decreased competition and increased premium rates due to relatively scarce capital and increased demand. During 2009, the Company observed reinsurance demand stabilization and capital recovery from investment portfolio gains. In 2009, there were few notable large losses affecting the worldwide (re)insurance industry and no major hurricanes making landfall in the United States.
     The January 2010 renewal period saw business being withdrawn from the market and re-underwriting measures on the IPC portfolio, notably catastrophe excess of loss, resulting in the Company writing less business in these lines and reducing the Company’s aggregate loss exposure. In the Talbot segment, single digit rate declines have become more evident toward the end of 2009 and the beginning of 2010 in many classes of business. Our results were affected by the elevated level of catastrophe activity during the quarter, principally the Chilean earthquake which stands among the most costly industry losses in history outside of the United States.
Financial Measures
     The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:
     Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders’ equity during the period. Annualized return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. Percentages for the quarter are annualized. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow premiums written only when returns meet or exceed internal requirements. Details of annualized return on average equity are provided below.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
Annualized return on average equity	(12.2)%	19.2%	31.8%

     The decrease in annualized return on average equity was driven primarily by losses incurred of $293.1 million, $12.6 million and $18.2 million for the Chilean earthquake, windstorm Xynthia and the Melbourne hailstorm, respectively. Net income for the three months ended March 31, 2010 decreased by $213.3 million, or 224.7% compared to the three months ended March 31, 2009, due primarily to the large event losses incurred for the three months ended March 31, 2010.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased by $1.02, or 3.4%, from $29.68 at December 31, 2009 to $28.66 at March 31, 2010. The decrease was substantially due to the large event losses incurred during the three months ended March 31, 2010, and by the dividend of $0.22 per share and per share equivalent paid in the period. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.22 per common share in the first quarter of 2010. On May 5, 2010 the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 30, 2010 to holders of record on June 15, 2010.
     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains

(losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting (loss) income for the three months ended March 31, 2010 and 2009 was ($157.2) million and $80.0 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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
     Critical accounting policies and estimates are discussed further in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Segment Reporting
     Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot.
Results of Operations
     Validus Re commenced operations on December 16, 2005. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information.

The following table presents results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009 (a)	Pro Forma 2009 (c)
Gross premiums written	$870,934	$609,892	$844,237
Reinsurance premiums ceded	(90,739)	(72,512)	(73,981)

Net premiums written	780,195	537,380	770,256
Change in unearned premiums	(322,501)	(218,621)	(352,789)

Net premiums earned	457,694	318,759	417,467

Losses and loss expenses	478,531	131,834	170,943
Policy acquisition costs	76,176	61,449	71,287
General and administrative expenses	53,569	38,079	48,233
Share compensation expenses	6,576	7,354	9,843

Total underwriting deductions	614,852	238,716	300,306

Underwriting (loss) income (b)	(157,158)	80,043	117,161

Net investment income	34,299	26,772	44,447
Other income	888	757	764
Finance expenses	(15,151)	(7,723)	(8,106)

Operating (loss) income before taxes (b)	(137,122)	99,849	154,266
Tax benefit	697	526	526

Net operating (loss) income (b)	(136,425)	100,375	154,792

Net realized gains (losses) on investments	11,398	(23,421)	(27,339)
Net unrealized gains (losses) on investments	15,413	22,153	(9,501)
Foreign exchange (losses)	(8,764)	(4,200)	(7,346)

Net (loss) income	$(118,378)	$94,907	110,606

Selected ratios:
Net premiums written / Gross premiums written	89.6%	88.1%	91.2%

Losses and loss expenses	104.6%	41.4%	40.9%
Policy acquisition costs	16.6%	19.3%	17.1%
General and administrative expenses	13.1%	14.3%	13.9%

Expense ratio	29.7%	33.6%	31.0%

Combined ratio	134.3%	75.0%	71.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three months ended March 31, 2009. This information can be found in the Company’s fourth quarter 2009 Investor Financial Supplement available at www.validusholdings.com.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009 (a)	Pro Forma 2009 (c)
Validus Re
Gross premiums written	$640,295	$410,126	$644,471
Reinsurance premiums ceded	(13,110)	(13,289)	(14,758)

Net premiums written	627,185	396,837	629,713
Change in unearned premiums	(343,264)	(222,390)	(356,558)

Net premiums earned	283,921	174,447	273,155
Losses and loss expenses	348,920	55,462	94,571
Policy acquisition costs	43,503	28,577	38,415
General and administrative expenses	16,312	13,792	23,946
Share compensation expenses	1,629	1,672	4,161

Total underwriting deductions	410,364	99,503	161,093

Underwriting (loss) income (b)	(126,443)	74,944	112,062

Talbot
Gross premiums written	$270,541	$227,920	$227,920
Reinsurance premiums ceded	(117,531)	(87,377)	(87,377)

Net premiums written	153,010	140,543	140,543
Change in unearned premiums	20,763	3,769	3,769

Net premiums earned	173,773	144,312	144,312
Losses and loss expenses	129,611	76,372	76,372
Policy acquisition costs	34,945	33,157	33,157
General and administrative expenses	25,548	20,214	20,214
Share compensation expenses	1,559	2,335	2,335

Total underwriting deductions	191,663	132,078	132,078

Underwriting (loss) income (b)	(17,890)	12,234	12,234

Corporate & Eliminations
Gross premiums written	$(39,902)	$(28,154)	$(28,154)
Reinsurance premiums ceded	39,902	28,154	28,154

Net premiums written	—	—	—
Change in unearned premiums	—	—	—

Net premiums earned	—	—	—
Losses and loss expenses	—	—	—
Policy acquisition costs	(2,272)	(285)	(285)
General and administrative expenses	11,709	4,073	4,073
Share compensation expenses	3,388	3,347	3,347

Total underwriting deductions	12,825	7,135	7,135

Underwriting (loss) (b)	(12,825)	(7,135)	(7,135)

Total underwriting (loss) income (b)	$(157,158)	$80,043	$117,161

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three months ended March 31, 2009.

Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Net (loss) for the three months ended March 31, 2010 was ($118.4) million compared to net income of $94.9 million for the three months ended March 31, 2009, a decrease of $213.3 million or 224.7%. The primary factors driving the decrease in net income were:
•	Decrease in underwriting income of $237.2 million due primarily to net losses incurred for the Chilean earthquake, windstorm Xynthia and the Melbourne hailstorm of $293.1 million, $12.6 million and $18.2 million respectively, offset by reinstatement premiums of $15.7 million and $1.4 million relating to the Chilean earthquake and windstorm Xynthia.

•	Increase in net realized gains on investments of $34.8 million due to a prior year loss recognized on the reduction of the Company’s exposure to commercial mortgage backed securities.

•	Increase in net investment income of $7.5 million due primarily to a larger fixed maturity portfolio post IPC Acquisition, offset by an increase in finance expenses of $7.4 million due primarily to interest expense on the 8.875% Senior Notes due 2040 and a commutation payment under the Talbot third party FAL facility.

•	Increased in foreign exchange (losses) of $4.6 million due to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Foreign exchange (losses) for the three months ended March 31, 2010 were ($8.8) million, as compared to ($4.2) million for the three months ended March 31, 2009.
     The change in net income for the three months ended March 31, 2010 of $213.3 million is described in the following table:

	Three Months Ended March 31, 2010
	Increase (Decrease) Over the Three Months Ended March 31, 2009
			Corporate and Other
(Dollars in thousands)	Validus Re (a)	Talbot	Reconciling Items	Total (a)
Chilean earthquake, windstorm Xynthia and Melbourne-hail storm net loss and loss expenses	$(274,428)	$(49,446)	$—	$(323,874)
Chilean earthquake, windstorm Xynthia and Melbourne-hail storm net reinstatement premiums	16,404	618	—	17,022
Other underwriting income (loss)	56,637	18,704	(5,690)	69,651

Underwriting (loss)(b)	(201,387)	(30,124)	(5,690)	(237,201)
Net investment income (loss)	8,459	(174)	(758)	7,527
Other income (loss)	793	1,218	(1,880)	131
Finance expenses	(930)	(2,822)	(3,676)	(7,428)

	(193,065)	(31,902)	(12,004)	(236,971)
Taxes	(53)	231	(7)	171

	(193,118)	(31,671)	(12,011)	(236,800)

Net realized gains on investment	27,318	7,501	—	34,819
Net unrealized (losses) gains on investments	(6,812)	72	—	(6,740)
Foreign exchange (losses)	(1,932)	(2,606)	(26)	(4,564)

Net (loss)	$(174,544)	$(26,704)	$(12,037)	$(213,285)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written
     Gross premiums written for the three months ended March 31, 2010 were $870.9 million compared to $609.9 million for the three months ended March 31, 2009, an increase of $261.0 million or 42.8%. The increase in gross premiums written was driven primarily by the premium impact of additional capital in 2010, including the IPC Acquisition which was used to increase lines on renewing deals and to write new business totaling $204.0 million, and an $11.1 million increase in reinstatement premiums primarily relating to the Chilean earthquake and windstorm Xynthia. The property, marine and specialty lines increased by $188.8 million, $54.5 million and $17.7 million, respectively. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$477,137	54.8%	$288,366	47.3%	65.5%
Marine	260,625	29.9%	206,100	33.8%	26.5%
Specialty	133,172	15.3%	115,426	18.9%	15.4%

Total	$870,934	100.0%	$609,892	100.0%	42.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re gross premiums written for the three months ended March 31, 2010 were $640.3 million compared to $410.1 million for the three months ended March 31, 2009, an increase of $230.2 million or 56.1%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$412,408	64.5%	$240,748	58.7%	71.3%
Marine	169,986	26.5%	121,548	29.6%	39.9%
Specialty	57,901	9.0%	47,830	11.7%	21.1%

Total	$640,295	100.0%	$410,126	100.0%	56.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The impact of additional capital in 2010, including that from the IPC Acquisition, has been the primary driver for the large increase in gross premiums written. The additional capital was used to increase lines on renewing deals and to write new business totaling $204.0 million in gross premiums written.

     The increase in gross premiums written in the property lines of $171.7 million was due to primarily to a $153.8 million increase in new and renewing business, as described above and a $6.3 million increase in reinstatement premiums primarily relating to the Chilean earthquake and windstorm Xynthia. The increase in gross premiums written of $48.4 million in the marine lines was due primarily to a $43.9 million increase in new and renewing business and a $5.0 million increase in reinstatement premiums primarily relating to the Chilean earthquake and windstorm Xynthia. The increase in gross premiums written in specialty lines of $10.1 million was due primarily to a $14.9 million increase in new and renewing business, a $2.7 million reduction in premium estimates and a $1.4 million reduction in reinstatement premiums. Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot increased by $8.0 million on the property lines, $4.4 million on the marine lines and decreased by $0.7 million of the specialty lines as compared to the three months ended March 31, 2009. The quota share, surplus treaty and excess of loss contracts with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the three months ended March 31, 2010 were $270.5 million compared to $227.9 million for the three months ended March 31, 2009, an increase of $42.6 million or 18.7%. The $270.5 million of gross premiums written translated at first quarter 2009 rates of exchange would have been $264.5 million during the three months ended March 31, 2010, a decrease of $6.0 million or 2.2%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$85,874	31.8%	$60,726	26.7%	41.4%
Marine	102,873	38.0%	92,410	40.5%	11.3%
Specialty	81,794	30.2%	74,784	32.8%	9.4%

Total	$270,541	100.0%	$227,920	100.0%	18.7%

     The increase in gross premiums written in the property lines of $25.1 million was primarily due to $16.1 million of gross premiums written on the onshore energy lines and a $10.0 million increase in gross premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting the Latin American and Caribbean markets. This increase was largely driven by $7.2 million of reinstatement premiums relating to the Chilean earthquake of which 85% is ceded to Validus Re. The $10.5 million increase in the marine line is due primarily to an increase in client base and increased line sizes on the marine treaty line. The increase in the specialty lines of $7.0 million was due primarily to $8.7 million of additional gross premiums written by the aviation team, offset by small changes in other specialty classes.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended March 31, 2010 were $90.7 million compared to $72.5 million for the three months ended March 31, 2009, an increase of $18.2 million or 25.1%. This was due primarily to an increase of $12.2 million in reinsurance costs on the third party quota share, surplus treaty and excess of loss contracts, as described below.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
	Reinsurance	Reinsurance Premiums	Reinsurance	Reinsurance Premiums
(Dollars in thousands)	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
Property	$41,673	45.9%	$23,416	32.3%	78.0%
Marine	15,624	17.2%	18,960	26.1%	(17.6)%
Specialty	33,442	36.9%	30,136	41.6%	11.0%

Total	$90,739	100.0%	$72,512	100.0%	25.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Validus Re. Validus Re reinsurance premiums ceded for the three months ended March 31, 2010 were $13.1 million compared to $13.3 million for the three months ended March 31, 2009, a decrease of $0.2 million or 1.3%.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
	Reinsurance	Reinsurance Premiums	Reinsurance	Reinsurance Premiums
(Dollars in thousands)	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
Property	$9,342	71.3%	$3,319	25.0%	181.5%
Marine	4,050	30.9%	8,558	64.4%	(52.7)%
Specialty	(282)	(2.2)%	1,412	10.6%	(120.0)%

Total	$13,110	100.0%	$13,289	100.0%	(1.3)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Reinsurance premiums ceded on the property lines increased by $6.0 million, primarily due to the purchase of an additional $4.2 million of catastrophe retrocessional coverage for U.S. and Europe wind and Japan earthquake exposures. Reinsurance premiums ceded on the marine lines decreased by $4.5 million, due to the non-renewal of certain retrocession treaties to which Validus Re ceded $4.2 million in 2009. Reinsurance premiums ceded on the specialty lines decreased by $1.7 million due to the non-renewal of certain aviation exposures.
Talbot. Talbot reinsurance premiums ceded for the three months ended March 31, 2010 were $117.5 million compared to $87.4 million for the three months ended March 31, 2009, an increase of $30.2 million or 34.5%.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Reinsurance	Reinsurance Premiums	Reinsurance	Reinsurance Premiums
(Dollars in thousands)	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
Property	$53,476	45.5%	$33,205	38.0%	61.0%
Marine	23,808	20.3%	18,260	20.9%	30.4%
Specialty	40,247	34.2%	35,912	41.1%	12.1%

Total	$117,531	100.0%	$87,377	100.0%	34.5%

     Reinsurance premiums ceded on the property lines increased by $20.3 million. The increase was due primarily to the increased premiums written under the onshore energy lines of which $13.5 million is ceded under a quota share arrangement and $2.5 million was ceded to Validus Re. There are increased surplus and quote share costs due to business written through Talbot’s overseas offices and reinstatement premiums payable following the Chilean earthquake loss. In addition, reinsurance premiums ceded under third party quota share, surplus treaty and excess of loss contracts on the property lines increased by $12.2 million, as compared to the three months ended March 31, 2009. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended March 31, 2010 were $21.1 million compared to $13.1 million for the three months ended March 31, 2009, an increase of $8.0 million. The quota share, surplus treaty and excess of loss with Validus Re are eliminated upon consolidation.

Net Premiums Written
     Net premiums written for the three months ended March 31, 2010 were $780.2 million compared to $537.4 million for the three months ended March 31, 2009, an increase of $242.8 million, or 45.2%. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2010 and 2009 were 89.6% and 88.1%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$435,464	55.8%	$264,950	49.3%	64.4%
Marine	245,001	31.4%	187,140	34.8%	30.9%
Specialty	99,730	12.8%	85,290	15.9%	16.9%

Total	$780,195	100.0%	$537,380	100.0%	45.2%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums written for the three months ended March 31, 2010 were $627.2 million compared to $396.8 million for the three months ended March 31, 2009, an increase of $230.3 million or 58.0%. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$403,066	64.2%	$237,429	59.8%	69.8%
Marine	165,936	26.5%	112,990	28.5%	46.9%
Specialty	58,183	9.3%	46,418	11.7%	25.3%

Total	$627,185	100.0%	$396,837	100.0%	58.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 98.0% and 96.8% for the three months ended March 31, 2010 and 2009, respectively.
Talbot. Talbot net premiums written for the three months ended March 31, 2010 were $153.0 million compared to $140.5 million for the three months ended March 31, 2009, an increase of $12.5 million or 8.9%. Details of net premiums written by line of business are provided below:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$32,398	21.1%	$27,521	19.6%	17.7%
Marine	79,065	51.7%	74,150	52.7%	6.6%
Specialty	41,547	27.2%	38,872	27.7%	6.9%

Total	$153,010	100.0%	$140,543	100.0%	8.9%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2010 and 2009 were 56.6% and 61.7%, respectively, reflecting the significant increase in quota share costs on the onshore energy lines and marine treaty lines.

Change in Unearned Premiums
     Change in unearned premiums for the three months ended March 31, 2010 was ($322.5) million compared to ($218.6) million for the three months ended March 31, 2009, a change of $103.9 million or 47.5%.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009 (a)
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(367,154)	$(259,750)	41.3%
Change in prepaid reinsurance premium	44,653	41,129	8.6%

Net change in unearned premium	$(322,501)	$(218,621)	47.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re’s change in unearned premiums for the three months ended March 31, 2010 were ($343.3) million compared to ($222.4) million for the three months ended March 31, 2009, a change of $120.9 million or 54.4%.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009 (a)
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(331,600)	$(208,037)	59.4%
Change in prepaid reinsurance premium	(11,664)	(14,353)	(18.7)%

Net change in unearned premium	$(343,264)	$(222,390)	54.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The difference in gross unearned premium arises primarily from the increase in gross premiums written for the three months ended March 31, 2010 as compared to three months ended March 31, 2009.
Talbot. The Talbot change in unearned premiums for the three months ended March 31, 2010 was $20.8 million compared to $3.8 million for the three months ended March 31, 2009, a change of $17.0 million, or 450.9%.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(35,554)	$(51,713)	(31.2)%
Change in prepaid reinsurance premium	56,317	55,482	1.5%

Net change in unearned premium	$20,763	$3,769	450.9%

     The difference in gross unearned premiums arose principally from the increased earned premiums in the property lines, specifically onshore energy and aviation lines, during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

Net Premiums Earned
     Net premiums earned for the three months ended March 31, 2010 were $457.7 million compared to $318.8 million for the three months ended March 31, 2009, an increase of $138.9 million or 43.6%. The increase in net premiums earned was driven by increased premiums earned of $109.5 million and $29.5 million in the Validus Re and Talbot segments, respectively.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31 , 2009 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$249,485	54.5%	$150,117	47.1%	66.2%
Marine	104,253	22.8%	88,300	27.7%	18.1%
Specialty	103,956	22.7%	80,342	25.2%	29.4%

Total	$457,694	100.0%	$318,759	100.0%	43.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums earned for the three months ended March 31, 2010 were $283.9 million compared to $174.4 million for the three months ended March 31, 2009, an increase of $109.5 million or, 62.8%.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$211,444	74.4%	$122,465	70.2%	72.7%
Marine	41,029	14.5%	25,403	14.6%	61.5%
Specialty	31,448	11.1%	26,579	15.2%	18.3%

Total	$283,921	100.0%	$174,447	100.0%	62.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in net premiums earned was due primarily to $46.6 million of historical IPC premiums earned from business in force at the time of the IPC Acquisition, and $43.9 million of premiums earned on contracts incepting in the first quarter of the year which is in line with the increase in new and renewing premiums noted above. In addition, there was a $9.7 million increase in reinstatement premiums earned resulting primarily from the Chilean earthquake and windstorm Xynthia and a $15.6 million increase in related party premiums earned. The related party premiums earned from Talbot are eliminated upon consolidation.
Talbot. Talbot net premiums earned for the three months ended March 31, 2010 were $173.8 million compared to $144.3 million for the three months ended March 31, 2009, an increase of $29.5 million or 20.4%.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$38,041	21.9%	$27,652	19.1%	37.6%
Marine	63,224	36.4%	62,897	43.6%	0.5%
Specialty	72,508	41.7%	53,763	37.3%	34.9%

Total	$173,773	100.0%	$144,312	100.0%	20.4%

     The increase in net premiums earned is due primarily to the increased levels of net premiums written by the onshore energy, aviation and other treaty classes over the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 as discussed above, together with earned premium in the quarter in respect of premiums written in 2009.

Losses and Loss Expenses
     Losses and loss expenses for the three months ended March 31, 2010 were $478.5 million compared to $131.8 million for the three months ended March 31, 2009, an increase of $346.7 million or 263.0%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended March 31, 2010 and 2009 were 104.6% and 41.4%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2010	March 31, 2009 (a)	Point Change
Property	149.8%	23.1%	126.7
Marine	55.3%	73.1%	(17.8)
Specialty	45.4%	40.6%	4.8
All lines	104.6%	41.4%	63.2

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
(Dollars in thousands)	Validus	Talbot	Eliminations	Total
Gross reserves at period beginning	$742,510	$903,986	$(24,362)	$1,622,134
Losses recoverable at period beginning	(49,808)	(156,319)	24,362	(181,765)

Net reserves at period beginning	692,702	747,667	—	1,440,369

Incurred losses — current period	360,398	144,862	—	505,260
Incurred losses — change in prior accident years	(11,478)	(15,251)	—	(26,729)

Incurred losses	348,920	129,611	—	478,531

Paid losses	(70,455)	(57,197)	—	(127,652)
Foreign exchange	(3,574)	(9,741)	—	(13,315)

Net reserves at period end	967,593	810,340	—	1,777,933

Losses recoverable	57,480	354,210	(212,734)	198,956

Gross reserves at period end	1,025,073	1,164,550	(212,734)	1,976,889

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $26.7 million. Favorable loss reserve development benefitted the Company’s loss ratio by 5.8 percentage points for the three months ended March 31, 2010. For the three months ended March 31, 2010, the Company incurred $293.1 million, $12.6 million and $18.2 million of losses attributable to the Chilean earthquake, windstorm Xynthia and the Melbourne hailstorm respectively, which represent 64.0, 2.7 and 4.0 percentage points of the loss ratio, respectively. During the three months ended March 31, 2010, the Company made an additional provision for loss and loss expenses of $19.2 million relating to the quarter’s catastrophe events noted above. For the three months ended March 31, 2009, the Company incurred $6.9 million and $6.6 million of losses attributable to windstorm Klaus and Australian wildfires, which represented 2.2 and 2.1 percentage points of the loss ratio, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.

     At March 31, 2010 and 2009, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended March 31, 2010.

	As at March 31, 2010
			Total Gross Reserve for
			Losses and Loss
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Expenses
Property	$381,232	$627,146	$1,008,378
Marine	306,398	284,166	590,564
Specialty	137,696	240,251	377,947

Total	$825,326	$1,151,563	$1,976,889

	As at March 31, 2010
			Total Net Reserve for
			Losses and Loss
(Dollars in thousands)	Net Case Reserves	Net IBNR	Expenses
Property	$359,769	$592,106	$951,875
Marine	246,981	262,458	509,439
Specialty	118,513	198,106	316,619

Total	$725,263	$1,052,670	$1,777,933

     During the three months ended March 31, 2010, the Company incurred losses of $293.1 million related to the Chilean earthquake, $12.6 million related to windstorm Xynthia and $18.2 million related to the Melbourne hailstorm, as detailed below.

	Net Losses and Loss	Net Reinstatement	Net Effect on Net
(Dollars in thousands)	Expenses (1)	Premiums	(Loss) Income (2)
Chilean earthquake
Validus Re
Property	$235,355	$(13,424)	$221,931
Marine	8,315	(1,615)	6,700
Specialty	—	—	—

All lines	243,670	(15,039)	228,631

Talbot
Property	42,492	212	42,704
Marine	5,654	(830)	4,824
Specialty	1,300	—	1,300

All lines	49,446	(618)	48,828

Total
Property	277,847	(13,212)	264,635
Marine	13,969	(2,445)	11,524
Specialty	1,300	—	1,300

All lines	$293,116	$(15,657)	$277,459

Windstorm Xynthia
Validus Re
Property	$12,558	$(1,365)	$11,193
Marine	—	—	—
Specialty	—	—	—

All lines	12,558	(1,365)	11,193

Talbot
Property	—	—	—
Marine	—	—	—
Specialty	—	—	—

All lines	—	—	—

Total
Property	12,558	(1,365)	11,193
Marine	—	—	—
Specialty	—	—	—

All lines	$12,558	$(1,365)	$11,193

Melbourne hailstorm
Validus Re
Property	$18,200	$—	$18,200
Marine	—	—	—
Specialty	—	—	—

All lines	18,200	—	18,200

Talbot
Property	—	—	—
Marine	—	—	—
Specialty	—	—	—

All lines	—	—	—

Total
Property	18,200	—	18,200
Marine	—	—	—
Specialty	—	—	—

All lines	$18,200	$—	$18,200

Chilean earthquake, windstorm Xynthia & Melbourne hailstorm
Property	$308,605	$(14,577)	$294,028
Marine	13,969	(2,445)	11,524
Specialty	1,300	—	1,300

All lines	$323,874	$(17,022)	$306,852

(1)	Net of reinsurance. Under intergroup reinsurance agreements Talbot cedes 85% and 10% under two quota share agreements with Validus Re.

(2)	Net effect on net (loss) income includes the sum of estimates of net claims and claim expenses incurred, and earned reinstatement premiums assumed and ceded.

Validus Re. Validus Re losses and loss expenses for the three months ended March 31, 2010 were $348.9 million compared to $55.5 million for the three months ended March 31, 2009, an increase of $293.5 million or 529.1%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 122.9% and 31.8% for the three months ended March 31, 2010 and 2009, respectively. Favorable loss development on prior years totaled $11.5 million and benefited the Validus Re loss ratio by 4.0 percentage points. For the three months ended March 31, 2010, Validus Re incurred $243.7 million, $12.6 million and $18.2 million of losses attributable to the Chilean earthquake, windstorm Xynthia and the Melbourne hailstorm, which represent 85.8, 4.4 and 6.4 percentage points of the loss ratio respectively. For the three months ended March 31, 2009, Validus Re incurred $6.9 million and $6.6 million of losses attributable to windstorm Klaus and Australian wildfires, which represented 3.9 and 3.8 percentage points of the loss ratio, respectively. Validus Re segment loss ratios, excluding prior year development and loss events identified above, for the three months ended March 31, 2010 and 2009 were 30.3% and 25.2%, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Three Months Ended March 31,
			Percentage
	2010	2009 (a)	Point Change
Property — current year	152.2%	25.8%	126.4
Property — change in prior accident years	(3.9)%	(4.0)%	0.1

Property — loss ratio	148.3%	21.8%	126.5

Marine — current year	66.6%	79.7%	(13.1)
Marine — change in prior accident years	(9.7)%	19.4%	(29.1)

Marine — loss ratio	56.9%	99.1%	(42.2)

Specialty — current year	35.9%	20.5%	15.4
Specialty — change in prior accident years	2.5%	(6.8)%	9.3

Specialty – loss ratio	38.4%	13.7%	24.7

All lines — current year	126.9%	32.9%	94.0
All lines — change in prior accident years	(4.0)%	(1.1)%	(2.9)

All lines — loss ratio	122.9%	31.8%	91.1

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

     For the three months ended March 31, 2010, the property lines include $321.8 million related to current year losses and $8.3 million of favorable development relating to prior accident years. This is partially attributable to $3.7 million favorable development on the Dublin floods. For the three months ended March 31, 2010, Validus Re’s property lines incurred $235.4 million, $12.6 million and $18.2 million of losses attributable to the Chilean earthquake, windstorm Xynthia and the Melbourne hailstorm respectively, which represented 111.3, 5.9 and 8.6 percentage points of the property line loss ratio, respectively. For the three months ended March 31, 2009, Validus Re’s property lines incurred $6.9 million of loss expense or 5.6 percentage points of the loss ratio, attributable to windstorm Klaus and $6.6 million of loss expense or 5.4 percentage points of the property lines loss ratio, attributable to Australian wildfires. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the three months ended March 31, 2010 and 2009 were 26.4% and 14.8%, respectively.
     For the three months ended March 31, 2010, the marine lines include $27.3 million related to current year losses and $4.0 million of favorable development relating to prior accident years. For the three months ended March 31, 2010, Validus Re’s marine lines incurred $8.3 million of losses attributable to the Chilean earthquake, which represents 20.3 percentage points of the marine line loss ratio. Validus Re marine line loss ratios, excluding prior year development and loss events identified above, for the three months ended March 31, 2010 and 2009 were 46.3% and 79.7%, respectively.
     For the three months ended March 31, 2010, the specialty lines include $11.3 million related to current year losses and $0.8 million of adverse development on a small number of losses relating to prior accident years. For the three months ended March 31, 2010, Validus Re’s specialty lines did not experience any notable loss events. For the three months ended March 31, 2009, Validus Re’s specialty lines incurred $2.7 million of losses attributable to a satellite loss, which represented 10.2 percentage points of the loss ratio. Validus Re specialty lines loss ratios, excluding prior year development and the loss events identified above, for the three months ended March 31, 2010 and 2009 were 35.9% and 10.3%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended March 31, 2010 were $129.6 million compared to $76.4 million for the three months ended March 31, 2009, an increase of $53.2 million, or 69.7%. For the three months ended March 31, 2010 Talbot incurred losses of $144.9 million related to current year losses and $15.3 million in favorable development relating to prior accident years. This favorable development is attributable to lower than expected attritional loss development, plus reduction in ultimate losses from Hurricanes Ivan and Katrina, offset by deterioration in large Specialty and Marine losses. The loss ratio was 74.6% and 52.9% for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, Talbot incurred $49.4 million of losses attributable to the Chilean earthquake, which represented 28.5 percentage points of the loss ratio. For the three months ended March 31, 2009, Talbot did not experience any notable loss events. Talbot loss ratios, excluding prior year loss development and loss events identified above, for the three months ended March 31, 2010 and three months ended March 31, 2009 were 54.9% and 57.2% respectively. Details of loss ratios by line of business and calendar period are provided below.

	Three Months Ended March 31,
			Percentage
	2010	2009	Point Change
Loss Ratios — line of business
Property — current year	169.4%	59.5%	109.9
Property — change in prior accident years	(11.1)%	(30.4)%	19.3

Property — loss ratio	158.3%	29.1%	129.2

Marine — current year	67.8%	61.4%	6.4
Marine — change in prior accident years	(13.6)%	1.2%	(14.8)

Marine — loss ratio	54.2%	62.6%	(8.4)

Specialty — current year	51.8%	51.1%	0.7
Specialty — change in prior accident years	(3.4)%	2.8%	(6.2)

Specialty – loss ratio	48.4%	53.9%	(5.5)

All lines — current year	83.4%	57.2%	26.2
All lines — change in prior accident years	(8.8)%	(4.3)%	(4.5)

All lines — loss ratio	74.6%	52.9%	21.7
     For the three months ended March 31, 2010, the property lines include $64.5 million related to current year losses and $4.2 million of favorable development relating to prior accident years. This favorable development is attributable to a reduction in ultimate losses from Hurricanes Ivan and Katrina, and lower than expected attritional loss development. For the three months ended March 31, 2010, Talbot’s property lines incurred $42.5 million of losses attributable to the Chilean earthquake, which represented 111.7 percentage points of the loss ratio. Talbot property line loss ratio, excluding prior year development and loss events noted above for the three months ended March 31, 2010 and 2009 were 57.7% and 59.5%, respectively.
     For the three months ended March 31, 2010, the marine lines include $42.9 million related to current year losses and $8.6 million of favorable development relating to prior accident years. This favorable development is primarily due to lower than expected attritional loss development partially offset by deterioration in large losses. For the three months ended March 31, 2010, Talbot’s marine lines incurred $5.7 million of losses attributable to the Chilean earthquake, which represented 8.9 percentage points of the loss ratio. Talbot marine line loss ratios, excluding prior year development and loss events noted above, for the three months ended March 31, 2010 and 2009 were 58.9% and 61.4%, respectively.
     For the three months ended March 31, 2010, the specialty lines include $37.5 million relating to current year losses and $2.5 million due to favorable development on prior accident years. This favorable development is primarily due to lower than expected attritional loss development partially offset by deterioration in large losses. For the three months ended March 31, 2010, Talbot’s specialty lines incurred $1.3 million of losses attributable to the Chilean earthquake, which represented 1.8 percentage points of the loss ratio. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the three months ended March 31, 2010 and 2009 were 50.0% and 51.1%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended March 31, 2010 were $76.2 million compared to $61.4 million for the three months ended March 31, 2009, an increase of $14.7 million or 24.0%. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2010 and 2009 were 16.6% and 19.3%, respectively. The changes in policy acquisition costs are described below.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$37,102	48.7%	14.9%	$25,501	41.5%	17.0%	45.5%
Marine	18,163	23.8%	17.4%	19,339	31.5%	21.9%	(6.1)%
Specialty	20,911	27.5%	20.1%	16,609	27.0%	20.7%	25.9%

Total	$76,176	100.0%	16.6%	$61,449	100.0%	19.3%	24.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Validus Re. Validus Re policy acquisition costs for the three months ended March 31, 2010 were $43.5 million compared to $28.6 million for the three months ended March 31, 2009, an increase of $14.9 million or 52.2%.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$32,258	74.1%	15.3%	$20,188	70.6%	16.5%	59.8%
Marine	6,809	15.7%	16.6%	5,372	18.8%	21.1%	26.7%
Specialty	4,436	10.2%	14.1%	3,017	10.6%	11.4%	47.0%

Total	$43,503	100.0%	15.3%	$28,577	100.0%	16.4%	52.2%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2010 and 2009 were 15.3% and 16.4%, respectively. The policy acquisition ratio decrease on the property and marine lines is primarily due to the effects of the Chilean earthquake and windstorm Xynthia reinstatement premiums earned without related policy acquisition costs for three months ended March 31, 2010. The policy acquisition cost ratio increased on the specialty lines for three months ended March 31, 2010 due primarily to an increase in premiums earned from proportional contracts which incur higher policy acquisition costs than non-proportional business.
Talbot. Talbot policy acquisition costs for the three months ended March 31, 2010 were $34.9 million compared to $33.2 million for the three months ended March 31, 2009, an increase of $1.8 million or 5.4%.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$7,056	20.2%	18.5%	$5,598	16.9%	20.2%	26.0%
Marine	11,395	32.6%	18.0%	13,967	42.1%	22.2%	(18.4)%
Specialty	16,494	47.2%	22.7%	13,592	41.0%	25.3%	21.4%

Total	$34,945	100.0%	20.1%	$33,157	100.0%	23.0%	5.4%

     Policy acquisition costs as a percent of net premiums earned were 20.1% and 23.0%, respectively, for the three months ended March 31, 2010 and 2009. This decrease is primarily driven by reductions in the commission rates on the energy onshore, aviation and marine lines, offset by an increase in reinsurance commissions.
General and Administrative Expenses
     General and administrative expenses for the three months ended March 31, 2010 were $53.6 million compared to $38.1 million for the three months ended March 31, 2009, an increase of $15.5 million or 40.7%. The increase was a result of increased expenses in the Validus Re, Talbot and Corporate segments.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$16,312	30.4%	$13,792	36.2%	18.3%
Talbot	25,548	47.7%	20,214	53.1%	26.4%
Corporate & Eliminations	11,709	21.9%	4,073	10.7%	187.5%

Total	$53,569	100.0%	$38,079	100.0%	40.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

     General and administrative expense ratios for the three months ended March 31, 2010 and 2009 were 13.1% and 14.3%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
		Expenses as % of Net		Expenses as % of Net
(Dollars in thousands)	Expenses	Earned Premiums	Expenses	Earned Premiums
General and Administrative	$53,569	11.7%	$38,079	12.0%
Share Compensation	6,576	1.4%	7,354	2.3%

Total	$60,145	13.1%	$45,433	14.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     General and administrative expenses of $53.6 million in the three months ended March 31, 2010 represents 11.7% percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended March 31, 2010 were $16.3 million compared to $13.8 million for the three months ended March 31, 2009, an increase of $2.5 million or 18.3%. General and administrative expenses have increased primarily as a result of an additional accrual for the performance bonus compared to a performance bonus reduction for the three months ended March 31, 2009. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2010 and 2009 were 5.7% and 7.9%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended March 31, 2010 were $25.5 million compared to $20.2 million for the three months ended March 31, 2009, an increase of $5.3 million or 26.4%. Talbot headcount has increased to 239 at March 31, 2010 from 191 at March 31, 2009. General and administrative expenses have increased primarily as a result of a $3.6 million increase in staff related, computer and property expenses. In addition, Talbot’s syndicate costs, Lloyd’s subscription costs and central fund levy have increased by $1.4 million partly due to higher underwriting capacity. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2010 and 2009 were 14.7% and 14.0%, respectively.
     Corporate & Eliminations. Corporate general and administrative expenses for the three months ended March 31, 2010 were $11.7 million compared to $4.1 million for the three months ended March 31, 2009, an increase of $7.6 million or 187.5%. During the quarter, to better align the Company’s operating and reporting structure with its current strategy, there was a change in segment structure. This change was to allocate all ‘non-core underwriting’ expenses, predominately general and administration and stock compensation expenses to the Corporate segment which comprised approximately $5.5 million of the increase. Prior periods have not been restated as the change is immaterial to the Consolidated Financial Statements. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole.

Share Compensation Expenses
     Share compensation expenses for the three months ended March 31, 2010 were $6.6 million compared to $7.4 million for the three months ended March 31, 2009, a decrease of $0.8 million or 10.6%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is offset by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009 (a)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$1,629	24.8%	$1,672	22.7%	(2.6)%
Talbot	1,559	23.7%	2,335	31.8%	(33.2)%
Corporate & Eliminations	3,388	51.5%	3,347	45.5%	1.2%

Total	$6,576	100.0%	$7,354	100.0%	(10.6)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Share compensation expenses of $6.6 million in the three months ended March 31, 2010 represents 1.4 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the three months ended March 31, 2010 were $1.6 million compared to $1.7 million for the three months ended March 31, 2009. Share compensation expense as a percent of net premiums earned for the three months ended March 31, 2010 and 2009 were 0.6% and 1.0%, respectively.
Talbot. Talbot share compensation expenses for the three months ended March 31, 2010 were $1.6 million compared to $2.3 million for the three months ended March 31, 2009. The decrease from the prior year was due to the impact of accelerated vesting during 2009. Share compensation expenses as a percent of net premiums earned for the three months ended March 31, 2010 and 2009 were 0.9% and 1.6%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the three months ended March 31, 2010 were $3.4 million compared to $3.3 million for the three months ended March 31, 2009, an increase of $0.1 million or 1.2%.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2010 and 2009.

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2010	March 31, 2009 (a)	Point Change
Losses and loss expenses ratio	104.6%	41.4%	63.2
Policy acquisition cost ratio	16.6%	19.3%	(2.7)
General and administrative expense ratio (1)	13.1%	14.3%	(1.2)

Expense ratio	29.7%	33.6%	(3.9)

Combined ratio	134.3%	75.0%	59.3

(1)	Includes general and administrative expense and share compensation expense.

	Three Months Ended	Three Months Ended	Percentage
Validus Re	March 31, 2010	March 31, 2009 (a)	Point Change
Losses and loss expenses ratio	122.9%	31.8%	91.1
Policy acquisition cost ratio	15.3%	16.4%	(1.1)
General and administrative expense ratio	6.3%	8.9%	(2.6)

Expense ratio	21.6%	25.3%	(3.7)

Combined ratio	144.5%	57.1%	87.4

	Three Months Ended	Three Months Ended	Percentage
Talbot	March 31, 2010	March 31, 2009 (a)	Point Change
Losses and loss expenses ratio	74.6%	52.9%	21.7
Policy acquisition cost ratio	20.1%	23.0%	(2.9)
General and administrative expense ratio	15.6%	15.6%	0.0

Expense ratio	35.7%	38.6%	(2.9)

Combined ratio	110.3%	91.5%	18.8

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Underwriting Income (Loss)
     Underwriting (loss) for the three months ended March 31, 2010 was ($157.2) million compared to underwriting income of $80.0 million for the three months ended March 31, 2009, a decrease of $237.2 million, or 296.3%.

	Three Months Ended March 31,
		% of Sub		% of Sub
(Dollars in thousands)	2010	Total	2009 (a)	Total	% Change
Validus Re	$(126,443)	87.6%	$74,944	86.0%	(268.7)%
Talbot	(17,890)	12.4%	12,234	14.0%	(246.2)%

Sub-total	(144,333)	100.0%	87,178	100.0%	(265.6)%

Corporate & Eliminations	(12,825)		(7,135)		(79.7)%

Total	$(157,158)		$80,043		(296.3)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009 (a)
Underwriting (loss) income	$(157,158)	$80,043
Net investment income	34,299	26,772
Other (loss) income	888	757
Finance expenses	(15,151)	(7,723)
Net realized gains (losses) on investments	11,398	(23,421)
Net unrealized gains on investments	15,413	22,153
Foreign exchange (losses)	(8,764)	(4,200)

Net (loss) income before tax	$(119,075)	$94,381

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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
Net Investment Income
     Net investment income for the three months ended March 31, 2010 was $34.3 million compared to $26.8 million for the three months ended March 31, 2009, an increase of $7.5 million or 28.1%. Net investment income increased due primarily to a larger fixed maturity portfolio post-IPC Acquisition. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended March 31, 2010 and 2009 are as presented below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009 (a)	% Change
Fixed maturities and short-term investments	$35,755	$26,517	34.8%
Cash and cash equivalents	586	761	(23.0)%
Securities lending income	70	339	(79.4)%

Total gross investment income	36,411	27,617	31.8%
Investment expenses	(2,112)	(845)	149.9%

Net investment income	$34,299	$26,772	28.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     A portion of investment management fees incurred relate to BlackRock Financial Management, Inc. (“BlackRock”) and Goldman Sachs Asset Management L.P. and its affiliates (“GSAM”) and Conning Asset Management, Inc (“Conning”). Each of Merrill Lynch & Co, Inc. (“Merrill Lynch”), a wholly owned subsidiary of Bank of America Corp., and Goldman Sachs are major shareholders of the Company. BlackRock is considered a related party due to its merger in February 2006 with Merrill Lynch Investment Managers. Investment management fees earned by BlackRock for the three months ended March 31, 2010 and 2009 were $0.5 million and $0.4 million, respectively. Investment management fees earned by GSAM for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.4 million, respectively. Conning is a related party due to its June 16, 2009 acquisition by Aquiline Capital Partners LLC (“Aquiline”), a major shareholder of the Company. Investment management fees earned by Conning for the three months ended March 31, 2010 were $0.1 million. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.33% and 3.18% for the three months ended March 31, 2010 and 2009, respectively, and the average duration at March 31, 2010 was 2.3 years (December 31, 2009 – 2.2 years).
Finance Expenses
     Finance expenses for the three months ended March 31, 2010 were $15.2 million compared to $7.7 million for the three months ended March 31, 2009, an increase of $7.4 million or 96.2%. The increase was primarily a result of a $4.0 million in interest paid on the 8.875% Senior Notes due 2040 which were issued in the quarter and a $2.7 million commutation payment under the Talbot third party FAL facility.
     Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009 (a)	% Change
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588	0.0%
8.480% Junior Subordinated Deferrable Debentures	3,029	3,348	(9.5)%
8.875% Senior Notes due 2040	3,978	—	NM
Credit facilities	1,311	364	260.2%
Talbot FAL facility	422	62	580.6%
Talbot other interest	75	—	NM
Talbot third party FAL facility	2,748	361	661.2%

Finance expenses	$15,151	$7,723	96.2%

NM:	Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. Because the third party FAL providers remain “on risk” until each year of account that their support closes (normally after three years). Talbot must retain third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support. With effect from December 31, 2009, the last year of account supported by the Talbot third party FAL facility closed and all liability ceased and all third party FAL was returned to its providers.
     For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However, some of these costs are fixed. There are no FAL finance charges related to the 2008, 2009 and 2010 years of account as there were no third party FAL providers in those periods. The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses).

     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended March 31, 2010 were $2.7 million compared to $0.4 million for the three months ended March 31, 2009, an increase of $2.3 million. This increase was due to a cost for the cut off of a residual arrangement for the 2006 year of account less the absence of any cost for the 2007 year of account following the closure of that year at December 31, 2009.
Tax Benefit (Expense)
     Tax benefit for the three months ended March 31, 2010 was $0.7 million compared to a benefit of $0.5 million for the three months ended March 31, 2009, an increase of $0.2 million or 32.5%. For the three months ended March 31, 2010, Talbot incurred a pre-tax loss of $12.2 million. $9.6 million of the pre-tax loss relates to Bermuda based companies which are not subject to U.K. tax. The remaining pre-tax loss of $2.6 million is subject to U.K. tax at a rate of 28%. For the three months ended March 31, 2009 the income tax benefit was due to U.K. taxable losses offsetting taxation in prior periods. The taxable losses were due primarily to Syndicate 1183’s 2008 and 2009 years of account.
Net Realized Gains (Losses) on Investments
     Net realized losses on investments for the three months ended March 31, 2010 were $11.4 million compared to (losses) of ($23.4) million for the three months ended March 31, 2009, an increase of $34.8 million or 148.7%. The movement in net realized gains for the three months ended March 31, 2010 resulted primarily from the $19.5 million loss recognized in 2009 relating to the reduction of the Company’s exposure of CMBS.
Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the three months ended March 31, 2010 were $15.4 million compared to gains of $22.2 million for the three months ended March 31, 2009. The net unrealized gains in the three months ended March 31, 2010 resulted primarily from improved market conditions for fixed income securities.
     Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $4.3 million increase in net unrealized loss on investments for the three months ended March 31, 2010. Further details are provided in the Investments section below.
Other Income
     Other income for the three months ended March 31, 2010 was $0.9 million compared to $0.8 million for the three months ended March 31, 2009, an increase of $0.1 million or 17.3%.
Foreign Exchange Gains (Losses)
     Foreign exchange (losses) for the three months ended March 31, 2010 were ($8.8) million compared to ($4.2) million for the three months ended March 31, 2009, a decrease of $4.6 million or 108.7%. The increase in foreign exchange (losses) was due primarily to the decreased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. For the three months ended March 31, 2010, Validus Re recognized foreign exchange losses of ($5.1) million and Talbot recognized foreign exchange (losses) of ($3.6) million.
     For the three months ended March 31, 2010, Validus Re segment foreign exchange (losses) were ($5.1) million compared to (losses) of ($3.2) million for the three months ended March 31, 2009, an increase of $1.9 million. The increase in Validus Re segment foreign exchange (losses) was due to a net long position on premium receivable assets denominated in Euro and British pound sterling. During the quarter, the Euro and British pound sterling depreciated by 6.1 and 5.4 percent, respectively.

     For the three months ended March 31, 2010, Talbot segment foreign exchange (losses) were ($3.6) million compared to (losses) of ($1.0) million for the three months ended March 31, 2009, a decrease of $2.6 million or 262.4%. The increase in Talbot segment foreign exchange (losses) was due primarily to: (1) an increased loss of $2.4 million on the recurring revaluation of net unearned premiums and deferred acquisition costs; (2) an increased foreign exchange loss of $0.9 million on the revaluation of the bonus pool which is denominated in sterling in a subsidiary company; and (3) an increased gain of $1.0 million on the revaluation of Euro funds and overseas deposits. The British pound sterling to U.S. dollar exchange rates were 1.59 and 1.51 at December 31, 2009 and March 31, 2010, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At March 31, 2010, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $93.3 million and $20.2 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $65.0 million and $8.1 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended March 31, 2010, this translation process resulted in foreign exchange gains that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned together with (losses) arising from the reversal of losses incurred in previous periods. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Other Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income (loss), underwriting income, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the three months ended March 31, 2010 and 2009 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.

     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at March 31, 2010 and December 31, 2009.

	As at March 31, 2010
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$3,759,565	123,910,430		$30.34

Diluted book value per common share
Total shareholders’ equity	3,759,565	123,910,430
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	63,942	3,223,274	$19.84
Unvested restricted shares	—	3,186,816

Diluted book value per common share	$3,963,083	138,272,658		$28.66

	As at December 31, 2009
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$4,031,120	128,459,478		$31.38

Diluted book value per common share
Total shareholders’ equity	4,031,120	128,459,478
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	65,159	3,278,015	$19.88
Unvested restricted shares	—	3,020,651

Diluted book value per common share	$4,235,855	142,710,282		$29.68

Financial Condition and Liquidity
     Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, “Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of the Company’s dividend policy.
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2010 and 2009 is described in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009 (a)	% Change
Net cash provided by operating activities	$183,966	$147,867	24.4%
Net cash used in investing activities	(186,214)	(42,023)	(343.1)%
Net cash provided by (used in) financing activities	98,934	(18,132)	645.6%
Effect of foreign currency rate changes on cash and cash equivalents	(5,795)	(1,762)	(228.9)%

Net increase in cash	$90,891	$85,950	5.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     During the three months ended March 31, 2010, net cash provided by operating activities was driven primarily by a $366.2 million increase in reserve for losses and loss expenses primarily due to the Chilean earthquake, windstorm Xynthia and the Melbourne hailstorm and a $359.5 million increase in unearned premiums offset by a $255.4 million decrease in premiums receivable, a net loss of $118.4 million, a combined $122.5 million decrease in deferred acquisition costs, prepaid reinsurance premiums, reinsurance balances payable and accounts payable. Net cash used in investing activities was driven primarily by the investment of operating surpluses. Net cash provided by financing activities was driven primarily by the issuance $246.8 million of Senior Notes, offset by share repurchases of $128.2 million and quarterly dividend payments of $29.9 million.
     During the three months ended March 31, 2009, net cash provided by operating activities was driven primarily by net income of $94.9 million, and a $255.8 million increase in unearned premiums offset by a $193.1 million decrease in premiums receivable. Net cash used in investing activities was driven primarily by the investment of operating surpluses. Net cash used in financing activities was driven primarily by quarterly dividend payments of $17.5 million.
     As at March 31, 2010, the Company’s portfolio was composed of fixed income investments including; cash, short-term investments, agency securities and sovereign securities amounting to $4,061.1 million or 67.7% of total cash and investments. Details of the Company’s debt and financing arrangements at March 31, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2012	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2012	—
$500,000 secured letter of credit facility	March 12, 2012	246,793
Talbot FAL facility	April 13, 2011	25,000
$350,000 IPC Bi-Lateral Facility	December 31, 2010	78,615

Total		$890,208

     The capital and credit markets have been experiencing extreme volatility and disruption for more than one year. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. However, management believes that liquidity is not a key constraint for the Company due to its highly liquid investment portfolio and the maturity dates of debt and credit facilities reflected in the table above. Management’s belief is based on the following considerations:
•	The Talbot FAL Facility is a facility currently secured by assets of Validus Reinsurance, Ltd. and the Company could choose to provide FAL in the form of cash should the Talbot FAL Facility not be renewed;

•	The $340.0 million and $60.0 million unsecured letter of credit facility is not utilized by the Company currently.
Capital Resources
     Shareholders’ equity at March 31, 2010 was $3,759.6 million.
     On February 17, 2010, the company announced that its Board of Directors had increased the Company’s annual dividend by 10% from $0.80 to $0.88 per common share and common share equivalent for which each outstanding warrant is exercisable. On February 17, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent, for which each outstanding warrant is then exercisable, payable on March 31, 2010 to holders of record on March 15, 2010. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.
      On May 5, 2010 the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2010 to holders of record on June 15, 2010.

     The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures. On February 17, 2010, the Board of Directors of the Company (the “Board”) authorized the Company to return up to $750.0 million to shareholders. To this end, the Board expanded the Company’s current share repurchase program authorizing the Company to repurchase up to $750.0 million of common shares. This amount is in addition to, and in excess of, the $135.5 million of common shares repurchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program announced in November 2009. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. For the period November 4, 2009 through May 7, 2010 the Company repurchased 8,298,394 shares at a cost of $221.1 million under the share repurchase program.
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
     The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis:

Capital at
(Dollars in thousands)	March 31, 2010
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$2,999,095
IPCRe, Ltd	701,229

Total Validus Reinsurance, Ltd. (consolidated)	3,700,324
Talbot Holdings, Ltd	595,834

Total consolidated capitalization	4,296,158
Senior notes payable	(246,793)
Debentures payable	(289,800)

Total shareholders’ equity	$3,759,565

     Please refer to the discussion of capital resources in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no other material changes to this discussion.
Recent accounting pronouncements
     Please refer to Note 2 to the consolidated financial statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at March 31, 2010:

(Dollars in thousands)	Commitments (1)	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800
8.875% Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	246,793
Talbot FAL Facility (2)	25,000	25,000
$350,000 IPC Bi-Lateral Facility	350,000	78,615

Total	$1,875,000	$890,208

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     On March 12, 2007, the Company entered into a $200.0 million three-year unsecured facility, as subsequently amended on October 25, 2007 and September 4, 2009. The facility was replaced at maturity on March 12, 2010 with a $340.0 million syndicated unsecured letter of credit facility and a $60.0 million bilateral unsecured letter of credit facility which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit availability for the Company (the “Three Year Facilities”) (the full $400.0 million of which is available for letters of credit and/or revolving loans).
     A $500.0 million five-year secured letter of credit facility, as subsequently amended on October 25, 2007, September 4, 2009 and March 12, 2010, provides for letter of credit availability for Validus Re and our other subsidiaries (the “Five Year Facility” and, together with the Three Year Facilities, the “Credit Facilities”). The Credit Facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. On October 25, 2007, the Company entered into the First Amendment to the Credit Facilities to provide for, among other things, additional capacity to incur up to $100.0 million under a new Funds at Lloyd’s Letter of Credit Facility (as described below) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modified certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.
     IPCRe obtained letters of credit through a $250.0 million Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350.0 million Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). In July, 2009, certain terms of these credit facilities were amended including suspending IPCRe’s ability to increase existing letters of credit or to issue new letters of credit. With respect of the IPC Syndicated Facility, IPCRe provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective March 31, 2010, the IPC Syndicated Facility was closed (December 31, 2009: $16.5 million) and $78.6 million of outstanding letters of credit were issued from the IPC Bi-Lateral Facility (December 31, 2009: $96.0 million).
     Please refer to Note 8 to the consolidated financial statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.
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
     At the same time, A.M. Best affirmed Validus Holdings, Ltd.’s issuer credit rating of “bbb-” and the Company’s indicative ratings for securities available under the shelf registration at “bbb-” on senior debt, “bb+” on subordinated debt and “bb” on preferred stock. A.M. Best also affirmed the financial strength ratings at A- and issuer credit ratings at “a-” for Validus Reinsurance Ltd., IPCRe and IPCRe Europe Ltd. A.M. Best also withdrew the issuer credit rating of “bbb-” and the indicative ratings of “bb+” on preferred stock, “bbb” on senior unsecured debt and “bbb-” on subordinated debt for securities available under the former shelf registration of IPC Holdings Ltd., as they have been merged out of existence.
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

     On January 27, 2010 A.M. Best assigned a debt rating of “bbb-” to the $250.0 million 8.875% Senior Notes due 2040 issued by the Company. The assigned outlook is stable.
     The other ratings assigned by A.M. Best to the Company and its subsidiaries are as follows: Validus Holdings, Ltd. issuer credit rating of “bbb-” and the Company’s indicative ratings for securities available under the shelf registration at “bbb-” on senior debt, “bb+” on subordinated debt and “bb” on preferred stock. Financial strength ratings at A- and issuer credit ratings at “a-” for Validus Reinsurance Ltd., IPCRe and IPCRe Europe Ltd. The outlook is stable for all ratings assigned by A.M. Best. The A.M. Best ratings were most recently affirmed on September 9, 2009.
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
     On January 20, 2010, Standard & Poor’s (“S&P”) assigned a “BBB-” rating to the Company’s $250.0 million 8.875% Senior Notes due 2040. At the same time, S&P affirmed their “BBB-” counterparty credit rating on the Company. The outlook on the counterparty credit rating is “Positive”, having been revised from “Stable” on July 10, 2009.
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
     On January 20, 2010, Moody’s Investors Service “Moody’s” assigned a Baa2 rating to the Company’s $250.0 million 8.875% Senior Notes due 2040. At the same time, Moody’s affirmed the other ratings on the Company and its subsidiaries as follows. Validus Holdings, Ltd. long term issuer rating at “Baa2”. Validus Reinsurance, Ltd. insurance financial strength at “A3”. The outlook is stable for all ratings assigned by Moody’s.
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
     Substantially all of the fixed maturity investments held at March 31, 2010 were publicly traded. At March 31, 2010, the average duration of the Company’s fixed maturity portfolio was 2.3 years (December 31, 2009: 2.2 years) and the average rating of the portfolio was AA+

(December 31, 2009: AA+). At March 31, 2010, the total fixed maturity portfolio was $5,181.0 million (December 31, 2009: $4,869.4 million), of which $3,436.2 million (December 31, 2009: $3,287.9 million) were rated AAA. At March 31, 2010, fair value measurements of certain non-Agency RMBS securities, representing 1.0% of the Company’s total assets, have primarily unobservable inputs (December 31, 2009: 1.2%).
     On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPCRe’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. A redemption request for the fund of hedge funds was submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As of March 31, 2010 the Company had received $80.5 million, and accordingly, a receivable of $8.9 million with the ultimate collection expected upon the funds’ 2009 audit completion deadline of June 30, 2010. As at March 31, 2010, the Company held a fund of hedge fund side pocket of $21.9 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the three months ended March 31, 2010, $4.4 million was received from the side pocket. An additional $2.7 million was received from the side pocket on May 4, 2010.
     The Company’s investment guidelines require that investments be rated A- or higher at the time of purchase. During the quarterly period ended March 31, 2010, Moody’s and Standard & Poor’s continued to downgrade non-agency mortgage backed securities issues, including several securities held by the Company. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $88.0 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at March 31, 2010 were $51.8 million of catastrophe bonds and $6.1 million of corporate bonds.
     Cash and cash equivalents and investments held by Talbot of $1,433.1 million at March 31, 2010 were held in trust for the benefit of cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408.1 million). Total cash and cash equivalents and investments in Talbot were $1,457.2 million at March 31, 2010 (December 31, 2009: $1,420.4 million).
     As of March 31, 2010, the Company had approximately $3.6 million of asset-backed securities with sub-prime collateral (December 31, 2009: $4.2 million) and $74.1 million of Alt-A RMBS (December 31, 2009: $82.3 million).
     As described more fully under the “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified certain non-Agency RMBS securities trading in inactive markets. During the three months ended March 31, 2010, the change in fair value for the identified RMBS securities resulted in a $4.3 million increase in net unrealized loss on investments. This increase in net unrealized losses on investments resulted in a $4.3 million decrease in shareholders’ equity as at March 31, 2010.
Cash Flows
     During the three months ended March 31, 2010 and 2009, the Company generated net cash from operating activities of $184.0 million and $147.9 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially, however, from net income.
     As of March 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $478.5 million and $387.6 million, respectively.

     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at March 31, 2010, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s limited operating history;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we expect to operate;

•	the integration of businesses we may acquire or new business ventures, including overseas offices, we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s investment portfolio as a result of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•	the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.
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
     As at March 31, 2010, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.4%, or approximately $133.1 million. As at March 31, 2010, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2% or approximately $121.3 million.
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
     As at March 31, 2010, the Company held $686.6 million (December 31, 2009: $768.6 million), or 13.3% (December 31, 2009: 15.8%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
     Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Our insurance liabilities are predominantly denominated in US dollars, and to a lesser extent other currencies. We manage the major part of our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in non-US dollar currencies with cash and investments that are denominated in those currencies. For certain currencies we hold assets against liabilities in accordance with regulatory requirements, however a small residual foreign currency risk may remain in such regulated currencies. As of March 31, 2010, $489.2 million, or 6.4% of our total assets and $498.4 million, or 12.8% of our total liabilities were held in foreign currencies. As of March 31, 2010, $93.7 million, or 2.4% of our total net liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of March 31, 2009, $346.8 million, or 7.3% of our total assets and $369.0 million, or 13.5% of our total liabilities was held in foreign currencies. As of March 31, 2009, $79.6 million, or 2.9% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is A-/A3 and where investments are downgraded below A-/A3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At March 31, 2010, 3.2% of the portfolio was below A-/A3 and we did not have an aggregate exposure to any single issuer of more than 1.5% of total investments, other than with respect to government securities.

     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2010, 98.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A-, (December 31, 2009 99.3% rated A-) or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 10.3% (December 31, 2009: 11.9%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2010, the Company had $2,656.0 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at March 31, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2012	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2012	—
$500,000 secured letter of credit facility	March 12, 2012	246,793
Talbot FAL facility	April 13, 2011	25,000
$350,000 IPC Bi-Lateral Facility	December 31, 2010	78,615

Total		$890,208

     On September 4, 2009, as part of the acquisition of IPC the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. A redemption request for the fund of hedge funds was submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As at March 31, 2010, the fund of hedge funds included a side pocket of $21.9 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the three months ended March 31, 2010, $4.4 million was received from the side pocket. An additional 2.7 million was received from the side pocket on May 4, 2010.
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
ITEM 1A. RISK FACTORS
     Please refer to the discussion of Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
     The Company has repurchased approximately 8.3 million common shares for an aggregate purchase price of $221.1 million from the inception of the share repurchase program to May 7, 2010.

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

	Share Repurchase Activity
	As at December				As at March 31,
Effect of share repurchases:	31, 2009	January	February	March	2010
Aggregate purchase price (1)	$84,243	$31,425	$36,733	$60,120	$128,278

Shares repurchased	3,156,871	1,181,000	1,377,200	2,268,400	4,826,600

Average price (1)	$26.69	$26.61	$26.67	$26.50	$26.58

Estimated net accretive (dilutive) impact on:

Diluted BV per common share (2)	$0.07				$0.10

Diluted EPS — Annual (3)	$0.02

Diluted EPS — Quarter (3)	$0.01

	Share Repurchase Activity
	As at March 31,			As at May 7,	Cumulative to
Effect of share repurchases:	2010	April	May	2010	Date Effect
Aggregate purchase price (1)	$128,278	$8,590	$—	$8,590	$221,111

Shares repurchased	4,826,600	314,923	—	314,923	8,298,394

Average price (1)	$26.58	$27.28	$—	$27.28	$26.65

Estimated net accretive (dilutive) impact on:

Diluted BV per common share (2)	$0.10				$0.17

Diluted EPS — Annual (3)

Diluted EPS — Quarter (3)

(1)	Share transactions are on a trade date basis through May 7, 2010 and are inclusive of commissions. Average share price is rounded to two decimal places

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit	Description
Exhibit 10.1	Three-Year Unsecured Letter of Credit Facility, dated as of March 12, 2010, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders and Deutsche Bank Securities Inc, as syndication agent (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010).

Exhibit 10.2	Third Amendment, dated as of March 12, 2010, to the Five-Year Secured Letter of Credit Facility dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007 and the Second Amendment dated as of July 24, 2009, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010).

Exhibit 10.3	Three-Year Unsecured Bi-Lateral Revolving Credit Facility, dated as of March 12, 2010, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor and Lloyds TSB Bank plc (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010).

Exhibit 10.4*	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Conan M. Ward.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: May 7, 2010	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: May 7, 2010	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Chief Financial Officer and Executive Vice President