Form 10-Q
period 2010-06-30
VALIDUS HOLDINGS LTD
filed 2010-08-06
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     No ☑
     As of August 6, 2010, there were 111,527,254 outstanding Common Shares, $0.175 par value per share, of the registrant.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as at June 30, 2010 (unaudited) and December 31, 2009	1
Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	2
Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2010 and 2009 (unaudited)	3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	89
Item 4. Controls and Procedures	92
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	92
Item 1A. Risk Factors	92
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 3. Defaults Upon Senior Securities	94
Item 4. (Removed and Reserved)	94
Item 5. Other Information	94
Item 6. Exhibits	94
Signatures	95

EXHIBIT 31.1 CERTIFICATION
EXHIBIT 31.2 CERTIFICATION
EXHIBIT 32 CERTIFICATION
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2010 (unaudited) and December 31, 2009
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2010 - $4,924,447; 2009 - $4,870,395)	$4,975,019	$4,869,378
Short-term investments, at fair value (amortized cost: 2010 - $269,782; 2009 - $482,632)	269,782	481,766
Other investments, at fair value (amortized cost: 2010 - $24,948; 2009 - $35,941)	26,068	37,615
Cash and cash equivalents	492,489	387,585

Total investments and cash	5,763,358	5,776,344
Premiums receivable	931,670	551,616
Deferred acquisition costs	165,957	112,329
Prepaid reinsurance premiums	185,771	73,164
Securities lending collateral	99,224	90,350
Loss reserves recoverable	193,604	181,765
Paid losses recoverable	24,133	14,782
Net receivable for investments sold	25,542	—
Income taxes recoverable	1,171	2,043
Intangible assets	120,975	123,055
Goodwill	20,393	20,393
Accrued investment income	38,643	38,077
Other assets	44,182	35,222

Total assets	$7,614,623	$7,019,140

Liabilities
Reserve for losses and loss expenses	$1,978,130	$1,622,134
Unearned premiums	1,176,603	724,104
Reinsurance balances payable	98,740	65,414
Securities lending payable	100,000	90,106
Deferred income taxes	26,200	24,508
Net payable for investments purchased	—	44,145
Accounts payable and accrued expenses	95,404	127,809
Senior notes payable	246,820	—
Debentures payable	289,800	289,800

Total liabilities	4,011,697	2,988,020

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 Issued and outstanding (including treasury shares) (2010 - 111,407,993; 2009 - 128,459,478)	23,101	23,033
Treasury shares (2010 - 20,598,594; 2009 - 3,156,871)	(3,605)	(553)
Additional paid-in-capital	2,247,995	2,675,680
Accumulated other comprehensive (loss)	(6,726)	(4,851)
Retained earnings	1,342,161	1,337,811

Total shareholders’ equity	3,602,926	4,031,120

Total liabilities and shareholders’ equity	$7,614,623	$7,019,140

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$516,861	$425,032	$1,387,795	$1,034,924
Reinsurance premiums ceded	(67,726)	(62,291)	(158,465)	(134,803)

Net premiums written	449,135	362,741	1,229,330	900,121
Change in unearned premiums	(11,191)	(34,541)	(333,692)	(253,162)

Net premiums earned	437,944	328,200	895,638	646,959
Net investment income	34,809	26,963	69,108	53,735
Net realized gains (losses) on investments	12,441	(2,650)	23,839	(26,071)
Net unrealized gains on investments	41,640	37,249	57,053	59,402
Other income	2,697	1,017	3,585	1,774
Foreign exchanges (losses) gains	(4,099)	8,432	(12,863)	4,232

Total revenues	525,432	399,211	1,036,360	740,031

Expenses
Losses and loss expenses	194,894	124,751	673,425	256,585
Policy acquisition costs	74,126	64,438	150,302	125,887
General and administrative expenses	52,379	41,200	105,948	79,279
Share compensation expenses	6,846	5,632	13,422	12,986
Finance expenses	13,218	10,752	28,369	18,475
Transaction expenses	—	15,851	—	15,851

Total expenses	341,463	262,624	971,466	509,063

Net income before taxes	183,969	136,587	64,894	230,968
Tax (expense) benefit	(4,187)	976	(3,490)	1,502

Net income	$179,782	$137,563	$61,404	$232,470

Comprehensive income
Foreign currency translation adjustments	(68)	3,993	(1,875)	3,797

Comprehensive income	$179,714	$141,556	$59,529	$236,267

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	121,009,553	76,138,038	123,821,415	75,941,308
Diluted	125,152,300	78,942,065	125,661,729	79,022,355

Basic earnings per share	$1.47	$1.79	$0.47	$3.02

Diluted earnings per share	$1.44	$1.74	$0.46	$2.94

Cash dividends declared per share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
Common shares
Balance — Beginning of period	$23,033	$13,235
Issue of common shares	68	92

Balance — End of period	$23,101	$13,327

Treasury shares
Balance — Beginning of period	$(553)	$—
Repurchase of common shares	(3,052)	—

Balance — End of period	$(3,605)	$—

Additional paid-in capital
Balance — Beginning of period	$2,675,680	$1,412,635
Issue of common shares, net of expenses	(80)	(1,243)
Repurchase of common shares	(441,027)	—
Share compensation expenses	13,422	12,986

Balance — End of period	$2,247,995	$1,424,378

Accumulated other comprehensive (loss)
Balance — Beginning of period	$(4,851)	$(7,858)
Foreign currency translation adjustments	(1,875)	3,797

Balance — End of period	$(6,726)	$(4,061)

Retained earnings
Balance — Beginning of period	$1,337,811	$520,722
Dividends	(57,054)	(34,867)
Net income	61,404	232,470

Balance — End of period	$1,342,161	$718,325

Total shareholders’ equity	$3,602,926	$2,151,969

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30,	June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$61,404	$232,470
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	13,422	12,986
Discount on senior notes	27	—
Net unrealized (gains) losses on investments	(23,839)	26,071
Net unrealized (gains) on investments	(57,053)	(59,402)
Amortization of intangible assets	2,080	2,081
Foreign exchange losses (gains) on cash and cash equivalents included in net income	17,129	(9,593)
Amortization of premium on fixed maturities	8,410	4,123
Change in:
Premiums receivable	(383,671)	(264,194)
Deferred acquisition costs	(53,628)	(37,460)
Prepaid reinsurance premiums	(112,607)	(63,532)
Loss reserves recoverable	(13,488)	42,977
Paid losses recoverable	(9,364)	(34,083)
Income taxes recoverable	860	(522)
Accrued investment income	(653)	680
Other assets	(11,550)	258
Reserve for losses and loss expenses	367,779	(18,001)
Unearned premiums	452,499	316,689
Reinsurance balances payable	35,240	66,957
Deferred income taxes	1,452	(2,504)
Accounts payable and accrued expenses	(30,867)	(6,190)

Net cash provided by operating activities	263,582	209,811

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	2,933,352	1,509,773
Proceeds on maturities of investments	198,637	311,221
Purchases of fixed maturities	(3,244,072)	(2,122,514)
Sales of short-term investments, net	211,801	53,781
Sales of other investments	11,610	—
(Increase) in securities lending collateral	(9,894)	(63,235)

Net cash provided by (used in) investing activities	101,434	(310,974)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	246,793	—
Issue of common shares, net of expenses	(12)	(1,182)
Purchases of common shares under share repurchase program	(444,079)	—
Dividends paid	(55,994)	(33,973)
Increase in securities lending payable	9,894	63,235

Net cash (used in) provided by financing activities	(243,398)	28,080

Effect of foreign currency rate changes on cash and cash equivalents	(16,714)	13,325
Net increase (decrease) in cash	104,904	(59,758)
Cash and cash equivalents — beginning of period	387,585	449,848

Cash and cash equivalents — end of period	$492,489	$390,090

Taxes paid during the period	$1,335	$1,199

Interest paid during the period	$12,729	$13,344

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
1. Basis of preparation and consolidation
     These unaudited consolidated financial statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
     The consolidated financial statements include the results of operations and cash flows of IPC Holdings Ltd. (“IPC”), since the date of acquisition, September 4, 2009 and not any prior periods (including for comparative purposes) except where indicated ‘Pro Forma’ financial information.
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
     In March 2010, the FASB issued authoritative guidance which clarifies the “Embedded Derivatives” guidance (ASC 815). All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments. The amendments in this update are effective for interim periods beginning after June 15, 2010. The Company has evaluated the guidance and has concluded that it does not have a material impact on the Company’s consolidated financial statements.
     In April 2010, the FASB issued authoritative guidance which clarifies the “Stock Compensation” guidance (ASC 718). This guidance clarifies the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning on or after December 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of this guidance, however it is not expected to have a material impact on the Company’s consolidated financial statements.
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds and U.S. agency and non-agency mortgage and asset-backed securities. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. Financial instruments in this category include certain residential mortgage-backed securities and a hedge fund.
     The Company’s external investment advisors have noted illiquidity and dislocation in the non-Agency RMBS market during 2010 and 2009. During the period ended June 30, 2010 and 2009, the Company identified certain non-Agency RMBS securities in its portfolio trading in inactive markets (“identified RMBS securities”). In order to gauge market activity for the identified RMBS securities, management, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. The Company utilized various pricing vendors to obtain market pricing information for investment securities.
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
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust held in mutual funds. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket valued at $19,130 at June 30, 2010. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s May 31, 2010 NAV was used as a partial basis for fair value measurement in the Company’s June 30, 2010 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. Immaterial variances are recorded in the following reporting period.
     At June 30, 2010, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,751,516	$—	$1,751,516
Non-U.S. Government and Government Agency	—	662,062	—	662,062
States, municipalities, political subdivision	—	27,210	—	27,210
Agency residential mortgage-backed securities	—	500,018	—	500,018
Non-Agency residential mortgage-backed securities	—	51,744	75,578	127,322
U.S. corporate	—	1,294,383	—	1,294,383
Non-U.S. corporate	—	432,711	—	432,711
Catastrophe bonds	—	63,164	—	63,164
Asset-backed securities	—	88,270	—	88,270
Commercial mortgage-backed securities	—	28,363	—	28,363

Total fixed maturities	—	4,899,441	75,578	4,975,019
Short-term investments	269,216	566	—	269,782
Hedge fund	—	—	19,130	19,130
Mutual funds	—	6,938	—	6,938

Total	$269,216	$4,906,945	$94,708	$5,270,869

     At December 31, 2009, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,918,811	$—	$1,918,811
Non-U.S. Government and Government Agency	—	673,680	—	673,680
States, municipalities, political subdivision	—	19,359	—	19,359
Agency residential mortgage-backed securities	—	551,610	—	551,610
Non-Agency residential mortgage-backed securities	—	52,233	85,336	137,569
U.S. corporate	—	1,027,225	—	1,027,225
Non-U.S. corporate	—	409,398	—	409,398
Catastrophe bonds	—	52,351	—	52,351
Asset-backed securities	—	36,712	—	36,712
Commercial mortgage-backed securities	—	42,663	—	42,663

Total fixed maturities	—	4,784,042	85,336	4,869,378
Short-term investments	479,552	2,214	—	481,766
Hedge fund	—	—	25,670	25,670
Mutual funds	—	11,945	—	11,945

Total	$479,552	$4,798,201	$111,006	$5,388,759

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At June 30, 2010, Level 3 investments totaled $94,708, representing 1.8% of total investments measured at fair value on a recurring basis. At December 31, 2009, Level 3 investments totaled $111,006, representing 2.1% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at June 30, 2010 and December 31, 2009:

	Six Months Ended June 30, 2010
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$85,336	$25,670	$111,006
Payments and purchases	—	—	—
Sales and maturities	—	(7,094)	(7,094)
Realized gains	—	344	344
Unrealized (losses) gains	(1,634)	210	(1,424)
Amortization	(8,124)	—	(8,124)
Transfers in	—	—	—

Level 3 investments — End of period	$75,578	$19,130	$94,708

	Year Ended December 31, 2009
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$111,318	$—	$111,318
Payments and purchases	—	115,351	115,351
Sales and maturities	(822)	(92,004)	(92,826)
Realized (losses) gains	(1,284)	1,609	325
Unrealized (losses) gains	(7,329)	714	(6,615)
Amortization	(16,547)	—	(16,547)
Transfers in	—	—	—

Level 3 investments — End of period	$85,336	$25,670	$111,006

(b) Net investment income
     Net investment income was derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Fixed maturities and short-term investments	$36,346	$26,396	$72,101	$52,914
Cash and cash equivalents	311	1,120	897	1,881
Securities lending income	49	173	119	512

Total gross investment income	36,706	27,689	73,117	55,307
Investment expenses	(1,897)	(726)	(4,009)	(1,572)

Net investment income	$34,809	$26,963	$69,108	$53,735

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized gains (losses) and the change in net unrealized gains on investments:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$15,120	$3,928	$27,885	$13,381
Gross realized (losses)	(2,679)	(6,578)	(4,046)	(39,452)

Net realized gains (losses) on investments	12,441	(2,650)	23,839	(26,071)
Net unrealized (losses) gains on securities lending	(6)	3,214	(1,020)	4,306
Change in net unrealized gains on investments	41,646	34,035	58,073	55,096

Total net realized gains (losses) and change in net unrealized gains on investments	$54,081	$34,599	$80,892	$33,331

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments at June 30, 2010 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,718,214	$33,540	$(238)	$1,751,516
Non-U.S. Government and Government Agency	664,666	13,054	(15,658)	662,062
States, municipalities, political subdivision	26,745	538	(73)	27,210
Agency residential mortgage-backed securities	481,308	18,779	(69)	500,018
Non-Agency residential mortgage-backed securities	164,121	116	(36,915)	127,322
U.S. corporate	1,258,345	37,164	(1,126)	1,294,383
Non-U.S. corporate	431,586	8,175	(7,050)	432,711
Catastrophe bonds	62,924	1,366	(1,126)	63,164
Asset-backed securities	88,788	442	(960)	88,270
Commercial mortgage-backed securities	27,750	617	(4)	28,363

Total fixed maturities	4,924,447	113,791	(63,219)	4,975,019
Total short-term investments	269,782	—	—	269,782
Total other investments	24,948	1,120	—	26,068

Total	$5,219,177	$114,911	$(63,219)	$5,270,869

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

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2010		December 31, 2009
	Estimated Fair
	Value	% of Total	Estimated Fair Value	% of Total
AAA	$3,111,753	62.5%	$3,287,879	67.5%
AA	490,443	9.9%	487,364	10.0%
A	1,158,636	23.3%	925,532	19.0%
BBB	49,042	1.0%	14,416	0.3%

Investment grade	4,809,874	96.7%	4,715,191	96.8%
BB	52,701	1.0%	45,191	0.9%
B	35,087	0.7%	59,116	1.2%
CCC	72,574	1.5%	45,194	1.0%
D/NR	4,783	0.1%	4,686	0.1%

Non-Investment grade	165,145	3.3%	154,187	3.2%

Total Fixed Maturities	$4,975,019	100.0%	$4,869,378	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at June 30, 2010 and December 31, 2009 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$453,392	$453,706	$269,889	$270,688
Due after one year through five years	3,538,674	3,602,572	3,498,792	3,521,167
Due after five years through ten years	170,314	174,656	306,065	306,502
Due after ten years	100	112	2,399	2,467

	4,162,480	4,231,046	4,077,145	4,100,824

Asset-backed and mortgage-backed securities	761,967	743,973	793,250	768,554

Total	$4,924,447	$4,975,019	$4,870,395	$4,869,378

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At June 30, 2010, approximately $239,056 (December 31, 2009: $225,823) of letters of credit were issued and outstanding under this facility for which $321,018 of investments were pledged as collateral (December 31, 2009: $314,857). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”). On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At June 30, 2010, $25,000 (December 31, 2009: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $45,682 of investments were pledged as collateral (December 31, 2009: $128,798). In addition, $1,575,617 of investments were held in trust at June 30, 2010 (December 31, 2009: $1,517,249). Of those, $1,421,260 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408,084).
     The Company assumed two letters of credit facilities as part of the acquisition of IPC. A $250,000 Credit Agreement between IPC Holdings, Ltd., IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350,000 Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed. At June 30, 2010, the IPC Bi-Lateral Facility had $77,603 (December 31, 2009: $96,047) letters of credit issued and outstanding for which $103,526 (December 31, 2009: $219,004) of investments were held in an associated collateral account.
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at June 30, 2010, the Company had $97,550 (December 31, 2009: $88,146) in securities on loan. During the three months ended June 30, 2010, the Company recorded a $6 unrealized loss on this collateral on its Statements of Operations (June 30, 2009: unrealized gain $3,214). During the six months ended June 30, 2010, the Company recorded a $1,020 unrealized loss on this collateral on its Statements of Operations (June 30, 2009: unrealized gain $4,306).
     Securities lending collateral reinvested is primarily comprised of corporate floating rate securities and overnight repo with an average reset period of 11.5 days (December 31, 2009: 26.1 days). As at June 30, 2010, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Level 1	Level 2	Level 3	Total
Corporate	$—	$5,204	$—	$5,204
Agency	—	—	—	—
Short-term investments	61,217	32,803	—	94,020

Total	$61,217	$38,007	$—	$99,224

     As at December 31, 2009, the securities lending collateral reinvested lending by the Company in connection with its securities program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$14,123	$—	$14,123
Agency	—	9,363	—	9,363
Asset-backed securities	—	6,153	—	6,153
Short-term investments	730	59,981	—	60,711

Total	$730	$89,620	$—	$90,350

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at June 30, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2010		December 31, 2009
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$14,009	14.1%	$33,501	37.1%
AA+	13,012	13.1%	12,011	13.3%
AA	—	0.0%	4,998	5.5%
AA-	2,993	3.0%	19,910	22.0%
A+	—	0.0%	9,999	11.1%
A	7,798	7.9%	9,006	10.0%
NR	195	0.2%	195	0.2%

	38,007	38.3%	89,620	99.2%
NR- Short-term investments (1)	61,217	61.7%	730	0.8%

Total	$99,224	100.0%	$90,350	100.0%

(1)	This amount relates to short-term investments and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at June 30, 2010 and December 31, 2009 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$97,000	$97,029	$68,895	$70,074
Due after one year through five years	3,000	2,195	21,211	20,276

Total	$100,000	$99,224	$90,106	$90,350

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
     The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses as at June 30, 2010 and December 31, 2009:

	Six Months Ended	Year ended
	June 30,	December 31,
	2010	2009
Reserve for losses and loss expenses, beginning of period	$1,622,134	$1,305,303
Losses and loss expenses recoverable	(181,765)	(208,796)

Net reserves for losses and loss expenses, beginning of period	1,440,369	1,096,507
Net reserves acquired in purchase of IPC	—	304,957
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	749,717	625,810
Prior years	(76,292)	(102,053)

Total incurred losses and loss expenses	673,425	523,757
Total net paid losses	(306,084)	(507,435)
Foreign exchange	(23,184)	22,583

Net reserve for losses and loss expenses, end of period	1,784,526	1,440,369
Losses and loss expenses recoverable	193,604	181,765

Reserve for losses and loss expenses, end of period	$1,978,130	$1,622,134

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
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2010, 99.2% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $84,216 of IBNR recoverable (December 31, 2009: $99,587). Reinsurance recoverables by reinsurer are as follows:

	June 30, 2010		December 31, 2009
	Reinsurance		Reinsurance
	Recoverable	% of Total	Recoverable	% of Total
Top 10 reinsurers	$169,005	77.6%	170,810	86.9%
Other reinsurers’ balances > $1 million	38,635	17.8%	19,818	10.1%
Other reinsurers’ balances < $1 million	10,097	4.6%	5,919	3.0%

Total	$217,737	100.0%	196,547	100.0%

	June 30, 2010
		Reinsurance
Top 10 Reinsurers	Rating	Recoverable	% of Total
Fully collateralized reinsurers	NR	$40,591	24.0%
Lloyd’s Syndicates	A+	37,641	22.3%
Hannover Re	AA-	14,973	8.9%
Montpelier Re	A-	15,000	8.9%
Munich Re	AA-	12,276	7.3%
Tokio Millenium	AA	10,000	5.9%
Flagstone	A-	9,745	5.8%
Transatlantic Re	A+	9,711	5.7%
Everest Re	A-	9,695	5.7%
Aspen	A	9,373	5.5%

Total		$169,005	100.0%

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

     At June 30, 2010 and December 31, 2009, the provision for uncollectible reinsurance relating to losses recoverable was $5,505 and $3,477, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable must first be allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $217,737 reinsurance recoverable at June 30, 2010, $40,591 was fully collateralized (December 31, 2009: $50,840).
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
     The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures. In November 2009, the Board of Directors of the Company authorized an initial $400,000 share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750,000 to shareholders. This amount is in addition to, and in excess of, the $135,494 of common shares purchased by the Company through February 17, 2010 under its previously authorized $400,000 share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300,000 in common shares.
     The Company expects the purchases under its share repurchase program to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares outstanding, December 31, 2009	128,459,478
Restricted share awards vested, net of shares withheld	281,512
Restricted share units vested, net of shares withheld	57,192
Employee seller shares vested, net of shares withheld	—
Options exercised	51,534
Warrants exercised	—
Shares repurchased	(17,441,723)

Common shares outstanding, June 30, 2010	111,407,993

Common Shares
Common shares outstanding, December 31, 2008	75,624,697
IPC acquisition issuance	54,556,762
Restricted share awards vested, net of shares withheld	423,746
Restricted share units vested, net of shares withheld	360,383
Employee seller shares vested, net of shares withheld	248,085
Options exercised	164,834
Warrants exercised	237,842
Shares repurchased	(3,156,871)

Common shares outstanding, December 31, 2009	128,459,478

b) Warrants
     During the three and six months ended June 30, 2010, no warrants were exercised. During the three and six months ended June 30, 2009, 728,010 warrants were exercised which resulted in the net share issuance of 237,842 common shares.
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at June 30, 2010 were 4,655 (December 31, 2009: 4,577).
d) Dividends
     On May 5, 2010, the Company announced a quarterly cash dividend of $0.22 (2009: $0.20) per common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on June 30, 2010 to holders of record on June 15, 2010.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
7. Stock plans
a) Long Term Incentive Plan and Short Term Incentive Plan
     The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 7,757,232 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs or performance shares have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.
     i. Options
     Options may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest either ratably or at the end of the required service period from the date of grant. All options granted in 2009 were as a result of the IPC Acquisition. Grant prices are established at the estimated fair value of the Company’s common shares at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for all grants to date:

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
     Share compensation expenses of $1,036 were recorded for the three months ended June 30, 2010 (2009: $918). Share compensation expenses of $2,074 were recorded for the six months ended June 30, 2010 (2009: $1,975). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to the options for the six months ended June 30, 2010 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(51,534)	5.72	22.34
Options forfeited	(4,317)	10.30	20.39

Options outstanding, June 30, 2010	3,222,164	$6.84	$19.84

Options exercisable at June 30, 2010	2,549,805	$6.05	$20.10

     Activity with respect to options for the six months ended June 30, 2009 was as follows:

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

     At June 30, 2010, there were $2,610 (December 31, 2009: $4,713) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.0 years (December 31, 2009: 1.3 years).
     ii. Restricted share awards
     Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $4,735 were recorded for the three months ended June 30, 2010 (2009: $4,074). Share compensation expenses of $9,061 were recorded for the six months ended June 30, 2010 (2009: $8,386). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted shares for the six months ended June 30, 2010 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43
Restricted share awards granted	439,114	26.17
Restricted share awards vested	(323,520)	23.91
Restricted share awards forfeited	(22,609)	23.07

Restricted share awards outstanding, June 30, 2010	2,618,943	$23.83

     Activity with respect to unvested restricted share awards for the six months ended June 30, 2009 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2008	2,307,402	$22.73
Restricted share awards granted	280,073	24.70
Restricted share awards vested	(291,328)	22.00
Restricted share awards forfeited	(3,989)	21.29

Restricted share awards outstanding, June 30, 2009	2,292,158	$23.06

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At June 30, 2010, there were $38,750 (December 31, 2009: $38,395) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2009: 2.8 years).
     iii. Restricted share units
     Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $61 were recorded for the three months ended June 30, 2010 (2009: $21) related to restricted share units. Share compensation expenses of $234 were recorded for the six months ended June 30, 2010 (2009: $37) related to restricted share units. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted share units for the six months ended June 30, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2009	78,591	$24.84
Restricted share units granted	7,952	26.07
Restricted share units vested	(59,019)	24.76
Restricted share units forfeited	(1,094)	21.49

Restricted share units outstanding, June 30, 2010	26,430	$25.51

     Activity with respect to unvested restricted share units for the six months ended June 30, 2009 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2008	11,853	$25.28
Restricted share units granted	4,044	25.03
Restricted share units vested	(1,569)	24.84
Restricted share units forfeited	—	—

Restricted share units outstanding, June 30, 2009	14,328	$25.25

     At June 30, 2010, there were $541 (December 31, 2009: $578) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.2 years (December 31, 2009: 2.5 years). Additional restricted share units are issued in lieu of accrued dividends for each unvested restricted share unit. As at June 30, 2010, unvested restricted share units issued in lieu of dividends were $1,117 (December 31, 2009: 858).
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
     Share compensation expenses of $1,014 were recorded for the three months ended June 30, 2010 (2009: $619). Share compensation expenses of $2,053 were recorded for the six months ended June 30, 2010 (2009: $2,588). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested employee seller shares for the six months ended June 30, 2010 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	(3,551)	(22.01)

Employee seller shares outstanding, June 30, 2010	407,116	$22.01

     Activity with respect to unvested employee seller shares for the six months ended June 30, 2009 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2008	663,375	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(42,349)	22.01
Employee seller shares forfeited	(3,799)	22.01

Employee seller shares outstanding, June 30, 2009	617,227	$22.01

     At June 30, 2010, there were $4,083 (December 31, 2009: $6,135) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.0 years (December 31, 2009: 1.5 years).
c) Total share compensation expenses
     The breakdown of share compensation expenses was as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Options	$1,036	$918	$2,074	$1,975
Restricted share awards	4,735	4,074	9,061	8,386
Restricted share units	61	21	234	37
Employee seller shares	1,014	619	2,053	2,588

Total	$6,846	$5,632	$13,422	$12,986

8. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at June 30, 2010 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
8.875% Senior Notes due 2040	250,000	250,000	246,820
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	239,056	—
Talbot FAL Facility (2)	25,000	25,000	—
$350,000 IPC Bi-Lateral Facility	350,000	77,603	—

Total	$1,875,000	$881,459	$536,620

     The financing structure at December 31, 2009 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	225,823	—
Talbot FAL Facility (2)	25,000	25,000	—
$250,000 IPC Syndicated Facility	16,537	16,537	—
$350,000 IPC Bi-Lateral Facility	350,000	96,047	—

Total	$1,441,537	$653,207	$289,800

(1)	Indicates utilization of commitment amount, not drawn borrowings.

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
     Finance expenses consist of interest on our junior subordinated deferrable debentures, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	7,177	7,177
8.480% Junior Subordinated Deferrable Debentures	3,028	3,348	6,057	6,696
8.875% Senior Notes due 2040	5,597	—	9,575	—
Credit facilities	1,109	476	2,420	840
Talbot FAL Facility	(89)	42	333	105
Talbot other interest	(16)	—	59	—
Talbot third party FAL facility	—	3,297	2,748	3,657

Total	$13,218	$10,752	$28,369	$18,475

(b) $250,000 8.875% Senior Notes due 2040
     On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “8.875% Senior Notes”) in a registered public offering. The 8.875% Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the notes prospectus supplement. The 8.875% Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 8.875% Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $243,967 from the sale of the 8.875% Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and dividends to shareholders. Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 8.875% Senior Notes.
     The 8.875% Senior Notes are unsecured and unsubordinated obligations and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The 8.875% Senior Notes will be effectively junior to all of the Company’s future secured debt, to the extent of the value of the collateral securing such debt, and will rank senior to all our existing and future subordinated debt. The 8.875% Senior Notes will be structurally subordinated to all obligations of the Company’s subsidiaries.
     Future expected payments of interest on the 8.875% Senior Notes are as follows:

2010	$11,094
2011	22,187
2012	22,187
2013	22,187
2014 and thereafter	587,970

Total minimum future payments	$665,625

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c) Junior subordinated deferrable debentures
     On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “9.069% Junior Subordinated Deferrable Debentures”). The 9.069% Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 9.069% Junior Subordinated Deferrable Debentures. Interest is payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 9.069% Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and are amortized to income over the five year optional redemption period.
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
     On December 1, 2009, the Company repurchased from an unaffiliated financial institution $14,500 principal amount of its 8.480% Junior Subordinated Deferrable Debentures due 2037 at an aggregate price of $9,933, plus accrued and unpaid interest of $246. The repurchase resulted in the recognition of a realized gain of $4,444 for the year ended December 31, 2009.
     Future expected payments of interest and principal on the 9.069% and 8.480% Junior Subordinated Deferrable Debentures are as follows:

2010	$12,729
2011	168,657
2012	145,727
2013 and thereafter	—

Total minimum future payments	$327,113

(d) Credit facilities
     (i) $340,000 syndicated unsecured letter of credit facility, $60,000 bilateral unsecured letter of credit facility and $500,000 secured letter of credit facility
     On March 12, 2007, the Company entered into a $200,000 three-year unsecured facility, as subsequently amended on October 25, 2007 and September 4, 2009. The facility was refinanced at maturity on March 12, 2010 with a three-year $340,000 syndicated unsecured letter of credit facility and a $60,000 bilateral unsecured letter of credit facility which provides for letter of credit availability for Validus Re and our other subsidiaries and revolving credit

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
availability for the Company (the “Three Year Facilities”) (the full $400,000 of which is available for letters of credit and/or revolving loans).
     On March 12, 2007, the Company entered into a $500,000 five-year secured letter of credit facility, as subsequently amended on October 25, 2007, July 24, 2009, and March 12, 2010, which provides for letter of credit availability for Validus Re and our other subsidiaries (the “Five Year Facility” and, together with the Three Year Facilities, the “Credit Facilities”). The Credit Facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. On October 25, 2007, the Company entered into the First Amendment to the Credit Facilities to provide for, among other things, additional capacity to incur up to $100,000 under a new Funds at Lloyd’s Letter of Credit Facility (as described below) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modified certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.
     On September 4, 2009, the Company announced that it had entered into Amendments to each of its $500,000  five-year secured letter of credit facility; $200,000  three-year unsecured facility and $100,000  Talbot FAL facility to amend a specific investment restriction clause to permit the completion of the IPC Acquisition. The amendment also modified and updated certain pricing and covenant terms.
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
     As of June 30, 2010, there was $239,056 in outstanding letters of credit under the Five Year Facility (December 31, 2009: $225,823) and $nil outstanding under the Three Year Facilities (December 31, 2009: $nil).
     As of June 30, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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
     The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of June 30, 2010 the Company had $25,000 in outstanding letters of credit under this facility.
     As of June 30, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.
     (iii) IPC Syndicated Facility and IPC Bi-Lateral Facility
     IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPCRe’s ability to increase existing letters of credit or to issue new letters of credit. With respect to the IPC Syndicated Facility, IPCRe provides the banks security by depositing cash in the amount of 103% of the aggregate letters of credit outstanding. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of June 30, 2010, $77,603 of outstanding letters of credit were issued from the IPC Bi-Lateral Facility.
     As of June 30, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Facilities.
9. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At June 30, 2010, 3.1% of the investment portfolio had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.5% of its investment portfolio, other than with respect to government and agency securities.
b) Funds at Lloyd’s
     The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of the syndicate declaring a loss at a level which would call on this arrangement.
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash,

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at June 30, 2010 amounted to $452,000 (December 31, 2009: $452,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2009: $25,000).
c) Lloyd’s Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. This levy is affected by the split of sterling and US dollar business expected to be written by the syndicate. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2010 estimated underwriting capacity at Lloyd’s of £600,000, the June 30, 2010 exchange rate of £1 equals $1.5067 and assuming the maximum 3% assessment, the Company would be assessed approximately $27,121.
10. Related party transactions
     a) On December 8, 2005, the Company entered into agreements with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock provides investment management services for part of the Company’s investment portfolio. Merrill Lynch is a shareholder of Blackrock. Merrill Lynch entities, which are now wholly-owned subsidiaries of Bank of America Corp, own 5,714,285 non-voting shares and 658,614 voting shares in the Company, hold warrants to purchase 1,067,187 shares and during a portion of 2009 had an employee on the Company’s Board of Directors who did not receive compensation from the Company. For the three and six months ended June 30, 2010, BlackRock was no longer a related party. Investment management fees earned by Blackrock for the three and six months ended June 30, 2009 were $527 and $978.
     b) On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for a portion of the Company’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Investment management fees earned by GSAM for the three and six months ended June 30, 2010 were $241 (2009: $368), and $733 (2009: $726), of which $390 was included in accounts payable and accrued expenses at June 30, 2010 (December 31, 2009: $371). Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties. Sumit Rajpal, a director of the Company, serves as Managing Director of Goldman, Sachs and Co., GSAM’s parent company.
     c) Vestar Capital entities own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. During 2009, Vestar Capital entities were shareholders of PARIS RE Holdings, Limited (“Paris Re”). On July 4, 2009, PartnerRe Ltd. (“PartnerRe”) acquired the outstanding shares of Paris Re and subsequently Paris Re was not a related party of the Company during the three and six months ended June 30, 2010. However, for the three and six months ended June 30, 2009, pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $28 and $6,634 and earned premium adjustments of $1,710 and $3,416. Sander M. Levy, a director of the Company, serves as Managing Director of Vestar Capital Partners.
     d) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,886,342 shares in the Company, hold warrants to purchase 3,193,865 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized $601 (2009: $nil) and $1,341 (2009: $nil) of gross premiums written during the three and six months ended June 30, 2010, of which $954 was included in premiums receivable at June 30, 2010 (December 31, 2009: $nil). The Company also recognized $606 (2009: $nil) of reinsurance premiums ceded during the six months ended June 30, 2010, and $213

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
(2009: $nil) and $881 (2009: $800) of earned premium adjustments during the three and six months ended June 30, 2010, of which $333 was included in reinsurance balances payable at June 30, 2010 (December 31, 2009: $nil). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark.
     Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk of $1,432 (2009: $nil) and $1,469 (2009: $nil) during the three and six months ended June 30, 2010, of which $1,366 was included in accounts payable and accrued expenses at June 30, 2010 (December 31, 2009: $643). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk.
     On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the three and six months ended June 30, 2010 were $100 and $186, of which $100 was included in accounts payable and accrued expenses at June 30, 2010.
11. Earnings per share
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic earnings per share
Income	$179,782	$137,563	$61,404	$232,470

less: Dividends and distributions declared on outstanding warrants	(1,749)	(1,590)	(3,498)	(3,326)

Income available to common shareholders	$178,033	$135,973	$57,906	$229,144

Weighted average number of common shares outstanding	121,009,553	76,138,038	123,821,415	75,941,308

Basic earnings per share	$1.47	$1.79	$0.47	$3.02

Diluted earnings per share
Income	$179,782	$137,563	$61,404	$232,470

less: Dividends and distributions declared on outstanding warrants	—	—	(3,498)	—

Income available to common shareholders	$179,782	$137,563	$57,906	$232,470

Weighted average number of common shares outstanding	121,009,553	76,138,038	123,821,415	75,941,308
Share equivalents:
Warrants	2,339,922	1,806,372	—	2,056,733
Stock options	794,625	300,405	840,067	333,955
Unvested restricted shares	1,008,200	697,250	1,000,247	690,359

Weighted average number of common shares outstanding	125,152,300	78,942,065	125,661,729	79,022,355

Diluted earnings per share	$1.44	$1.74	$0.46	$2.94

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Share equivalents that would result in the issuance of common shares of 218,497 and 198,500 were outstanding for three months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Share equivalents that would result in the issuance of common shares of 194,812 and 179,713 were outstanding for six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
12. Subsequent events
     On August 4, 2010, the Company announced a quarterly cash dividend of $0.22 per common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on September 30, 2010 to shareholders and warrant holders of record as of September 15, 2010.

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
Corporate and other reconciling items
     The Company has a “Corporate” function, which includes the activities of the parent company, and which carries out certain functions for the group. “Corporate” includes ‘non-core’ underwriting expenses, predominantly general and administrative and stock compensation expenses. “Corporate” also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, “Corporate” is reflected separately, however “Corporate” is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate &
Three Months Ended June 30, 2010	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$284,328	$253,710	$(21,177)	$516,861
Reinsurance premiums ceded	(41,175)	(47,728)	21,177	(67,726)

Net premiums written	243,153	205,982	—	449,135
Change in unearned premiums	18,888	(30,079)	—	(11,191)

Net premiums earned	262,041	175,903	—	437,944
Losses and loss expenses	123,793	71,101	—	194,894
Policy acquisition costs	37,979	38,647	(2,500)	74,126
General and administrative expenses	10,983	24,960	16,436	52,379
Share compensation expenses	1,749	1,468	3,629	6,846

Underwriting income (loss)	$87,537	$39,727	$(17,565)	$109,699

Net investment income	29,914	7,251	(2,356)	34,809
Net realized gains on investments	10,363	2,078	—	12,441
Net unrealized gains on investments	35,697	5,943	—	41,640
Foreign exchange (losses)	(843)	(3,243)	(13)	(4,099)
Other income	1,477	3,084	(1,864)	2,697
Finance expenses	(1,107)	105	(12,216)	(13,218)

Net income (loss) before taxes	163,038	54,945	(34,014)	183,969
Tax (expense) benefit	(94)	(4,094)	1	(4,187)

Net income (loss)	$162,944	$50,851	$(34,011)	$179,782

Selected ratios (1)
Losses and loss expenses	47.2%	40.4%		44.5%
Policy acquisition costs	14.5%	22.0%		16.9%
General and administrative expenses	4.9%	15.0%		13.5%

Expense ratio	19.4%	37.0%		30.4%

Combined ratio	66.6%	77.4%		74.9%

Total assets	$5,057,693	$2,507,586	$49,344	$7,614,623

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Three months ended June 30, 2009	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$199,560	$235,113	$(9,641)	$425,032
Reinsurance premiums ceded	(43,070)	(28,862)	9,641	(62,291)

Net premiums written	156,490	206,251	—	362,741
Change in unearned premiums	7,207	(41,748)	—	(34,541)

Net premiums earned	163,697	164,503	—	328,200
Losses and loss expenses	41,121	83,630	—	124,751
Policy acquisition costs	29,120	36,114	(796)	64,438
General and administrative expenses	14,149	21,927	5,124	41,200
Share compensation expenses	1,548	2,098	1,986	5,632

Underwriting income (loss)	$77,759	$20,734	$(6,314)	$92,179

Net investment income	20,783	7,693	(1,513)	26,963
Net realized (losses) on investments	(2,140)	(510)	—	(2,650)
Net unrealized gains on investments	35,793	1,456	—	37,249
Foreign exchange gains	1,827	6,549	56	8,432
Other income	902	911	(796)	1,017
Finance expenses	(477)	(3,339)	(6,936)	(10,752)
Transaction expenses	—	—	(15,851)	(15,851)

Net income (loss) before taxes	134,447	33,494	(31,354)	136,587
Income tax (expense) benefit	(28)	1,004	—	976

Net income (loss)	$134,419	$34,498	$(31,354)	$137,563

Selected ratios (1):
Loss and loss expense ratio	25.1%	50.8%		38.0%
Policy acquisition cost ratio	17.8%	22.0%		19.6%
General and administrative expense ratio	9.6%	14.6%		14.3%

Expense ratio	27.4%	36.6%		33.9%

Combined ratio	52.5%	87.4%		71.9%

Total assets	$3,013,433	$1,988,037	$6,980	$5,008,450

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the underwriting results of our operating segments and corporate segment:

			Corporate &
Six months ended June 30, 2010	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$924,623	$524,251	$(61,079)	$1,387,795
Reinsurance premiums ceded	(54,285)	(165,259)	61,079	(158,465)

Net premiums written	870,338	358,992	—	1,229,330
Change in unearned premiums	(324,376)	(9,316)	—	(333,692)

Net premiums earned	545,962	349,676	—	895,638
Losses and loss expenses	472,713	200,712	—	673,425
Policy acquisition costs	81,482	73,592	(4,772)	150,302
General and administrative expenses	27,295	50,508	28,145	105,948
Share compensation expenses	3,378	3,027	7,017	13,422

Underwriting (loss) income	$(38,906)	$21,837	$(30,390)	$(47,459)

Net investment income	59,159	14,571	(4,622)	69,108
Net realized gains on investments	20,142	3,697	—	23,839
Net unrealized gains on investments	47,892	9,161	—	57,053
Other income (loss)	2,555	5,059	(4,029)	3,585
Finance expenses	(2,400)	(3,140)	(22,829)	(28,369)
Foreign exchange (losses)	(5,982)	(6,842)	(39)	(12,863)

Net income (loss) before taxes	82,460	44,343	(61,909)	64,894
Tax (expense)	(185)	(3,299)	(6)	(3,490)

Net income (loss)	$82,275	$41,044	$(61,915)	$61,404

Selected ratios (1)
Losses and loss expenses	86.6%	57.4%		75.2%
Policy acquisition costs	14.9%	21.0%		16.8%
General and administrative expenses	5.6%	15.3%		13.3%

Expense ratio	20.5%	36.3%		30.1%

Combined ratio	107.1%	93.7%		105.3%

Total assets	$5,057,693	$2,507,586	$49,344	$7,614,623

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Six months ended June 30, 2009	Validus Re	Talbot	Eliminations	Total
Gross premiums written	$609,686	$463,033	$(37,795)	$1,034,924
Reinsurance premiums ceded	(56,359)	(116,239)	37,795	(134,803)

Net premiums written	553,327	346,794	—	900,121
Change in unearned premiums	(215,183)	(37,979)	—	(253,162)

Net premiums earned	338,144	308,815	—	646,959
Losses and loss expenses	96,583	160,002	—	256,585
Policy acquisition costs	57,697	69,271	(1,081)	125,887
General and administrative expenses	27,941	42,141	9,197	79,279
Share compensation expenses	3,220	4,433	5,333	12,986

Underwriting income (loss)	$152,703	$32,968	$(13,449)	$172,222

Net investment income	41,569	15,187	(3,021)	53,735
Net realized (losses) on investments	(19,679)	(6,392)	—	(26,071)
Net unrealized gains on investments	54,800	4,602	—	59,402
Foreign exchange (losses) gains	(1,380)	5,556	56	4,232
Other income (loss)	1,187	1,668	(1,081)	1,774
Finance expenses	(840)	(3,762)	(13,873)	(18,475)
Transaction expenses	—	—	(15,851)	(15,851)

Net income (loss) before taxes	228,360	49,827	(47,219)	230,968
Income tax (expense) benefit	(66)	1,568	—	1,502

Net income (loss)	$228,294	$51,395	$(47,219)	$232,470

Selected ratios (1)
Loss and loss expense ratio	28.6%	51.8%		39.7%
Policy acquisition cost ratio	17.1%	22.4%		19.5%
General and administrative expense ratio	9.2%	15.1%		14.3%

Expense ratio	26.3%	37.5%		33.8%

Combined ratio	54.9%	89.3%		73.5%

Total assets	$3,013,433	$1,988,037	$6,980	$5,008,450

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended June 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$186,653	$29,691	$(2,020)	$214,324	41.5%
Worldwide excluding United States (1)	4,830	58,806	(2,086)	61,550	11.9%
Europe	10,757	12,832	(504)	23,085	4.4%
Latin America and Caribbean	15,036	29,368	(12,766)	31,638	6.1%
Japan	19,250	2,901	(72)	22,079	4.3%
Canada	72	3,367	(72)	3,367	0.7%
Rest of the world (2)	25,168	—	—	25,168	4.9%

Sub-total, non United States	75,113	107,274	(15,500)	166,887	32.3%
Worldwide including United States (1)	2,032	15,911	(504)	17,439	3.3%
Marine and Aerospace (3)	20,530	100,834	(3,153)	118,211	22.9%

Total	$284,328	$253,710	$(21,177)	$516,861	100.0%

	Three Months Ended June 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$132,788	$24,480	$(259)	$157,009	36.9%
Worldwide excluding United States (1)	11,754	67,581	(1,593)	77,742	18.3%
Europe	7,357	17,595	(551)	24,401	5.8%
Latin America and Caribbean	7,560	15,646	(6,631)	16,575	3.9%
Japan	14,807	3,256	—	18,063	4.2%
Canada	112	2,219	(112)	2,219	0.5%
Rest of the world (2)	8,660	—	—	8,660	2.0%

Sub-total, non United States	50,250	106,297	(8,887)	147,660	34.7%
Worldwide including United States (1)	6,321	16,461	(393)	22,389	5.3%
Marine and Aerospace (3)	10,201	87,875	(102)	97,974	23.1%

Total	$199,560	$235,113	$(9,641)	$425,032	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Represents risks in one geographic zone.

(3)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Six Months Ended June 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$420,220	$54,974	$(5,491)	$469,703	33.8%
Worldwide excluding United States (1)	44,594	134,824	(5,918)	173,500	12.5%
Europe	91,233	28,370	(961)	118,642	8.5%
Latin America and Caribbean	43,775	46,595	(28,553)	61,817	4.5%
Japan	19,900	3,609	(137)	23,372	1.7%
Canada	137	7,003	(137)	7,003	0.5%
Rest of the world (2)	25,168	—	—	25,168	1.8%

Sub-total, non United States	224,807	220,401	(35,706)	409,502	29.5%
Worldwide including United States (1)	78,267	28,687	(2,234)	104,720	7.6%
Marine and Aerospace (3)	201,329	220,189	(17,648)	403,870	29.1%

Total	$924,623	$524,251	$(61,079)	$1,387,795	100.0%

	Six Months Ended June 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$297,999	$46,893	$(5,087)	$339,805	32.8%
Worldwide excluding United States (1)	33,942	127,191	(9,282)	151,851	14.7%
Europe	46,582	37,908	(3,213)	81,277	7.9%
Latin America and Caribbean	18,456	32,596	(14,893)	36,159	3.5%
Japan	14,807	3,707	—	18,514	1.8%
Canada	652	6,378	(652)	6,378	0.6%
Rest of the world (2)	20,875	—	—	20,875	2.0%

Sub-total, non United States	135,314	207,780	(28,040)	315,054	30.5%
Worldwide including United States (1)	36,706	31,062	(2,287)	65,481	6.3%
Marine and Aerospace (3)	139,667	177,298	(2,381)	314,584	30.4%

Total	$609,686	$463,033	$(37,795)	$1,034,924	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Represents risks in one geographic zone.

(3)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and the Company’s consolidated financial condition, liquidity and capital resources at June 30, 2010 and December 31, 2009. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Executive Overview
     The Company underwrites from two distinct global operating segments, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating segment, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating segment, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) and which writes short-tail insurance products on a worldwide basis, and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yacht and onshore energy business on behalf of the Talbot syndicate and others.
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
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC (the “IPC Acquisition”) in exchange for common shares and cash. IPC’s operations focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The IPC Acquisition was undertaken to increase the Company’s capital base and gain a strategic advantage in the current reinsurance market. This acquisition created a leading Bermuda carrier in the short-tail reinsurance market that facilitates stronger relationships with major reinsurance intermediaries.
Business Outlook and Trends
     The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the years ended December 31, 2007 and 2008, the Company experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers increased the supply of insurance and reinsurance which resulted in a softening of rates in most lines. However, during 2008, the insurance and reinsurance industry incurred material losses and capital declines due to Hurricanes Ike and Gustav and the global financial crisis. In the wake of these events, the January 2009 renewal season saw decreased competition and increased premium rates due to relatively scarce capital and increased demand. During 2009, the Company observed reinsurance demand stabilization and industry capital recovery from investment portfolio gains. In 2009, there were few notable large losses affecting the worldwide (re)insurance industry and no major hurricanes making landfall in the United States.
     The January 2010 renewal period saw business being withdrawn from the market, notably catastrophe excess of loss, resulting in the Company writing less business in these lines and reducing the Company’s aggregate loss exposure. Despite the elevated level of catastrophe activity during the first quarter of 2010, principally the Chilean earthquake which stands among the most costly industry losses in history outside of the United States, the Company continues to see increased competition and decreased premium rates in most classes of business. During the July 2010 renewal period, Validus Re experienced continued rate decreases in the U.S. The Talbot segment, has also experienced pricing pressures in most classes of business, with the exception of the property treaty, offshore energy, financial institution and political risk lines, which have been experiencing favorable renewal terms and conditions following recent losses.
Financial Measures
     The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:
     Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders’ equity during the period. Annualized return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. Percentages for the quarter and interim periods are annualized. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow premiums written only when returns meet or exceed internal requirements. Details of annualized return on average equity are provided below.

	Three Months Ended
	June 30,
	2010	2009
Annualized return on average equity	19.5%	26.4%

     The decrease in annualized return on average equity for the three months ended June 30, 2010 was driven primarily by an increase in notable loss events incurred. Notable loss events for the three months ended June 30, 2010 were $70.5 million as compared to $11.0 million for the three months ended June 30, 2009. Net income for the three months ended June 30, 2010 increased by $42.2 million, or 30.7% compared to the three months ended June 30, 2009.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $1.64, or 5.7%, from $28.66 at March 31, 2010 to $30.30 at June 30, 2010. The increase was substantially due to the earnings generated in the three months ended June 30, 2010, partially offset by dividends of $0.22 per share and per share equivalent paid in the period. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared a quarterly cash dividend of $0.22 per common share in the second quarter of 2010. On August 4, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on September 30, 2010 to holders of record on September 15, 2010.

     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended June 30, 2010 and 2009 was $109.7 million and $92.2 million, respectively. The increase was primarily due to an increase in net premiums earned, partially offset by an increase in loss and loss expenses during the three months ended June 30, 2010. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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
Segment Reporting
     Management has determined that the Company operates in two reportable segments. The two significant operating segments are Validus Re and Talbot.
Results of Operations
     Validus Re commenced operations on December 16, 2005. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information.

The following table presents results of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	2009 (a)	Pro Forma 2009 (c)	2010	2009 (a)	Pro Forma 2009 (c)
Gross premiums written	$516,861	$425,032	$552,581	$1,387,795	$1,034,924	$1,396,818
Reinsurance premiums ceded	(67,726)	(62,291)	(64,486)	(158,465)	(134,803)	(138,467)

Net premiums written	449,135	362,741	488,095	1,229,330	900,121	1,258,351
Change in unearned premiums	(11,191)	(34,541)	(63,697)	(333,692)	(253,162)	(416,486)

Net premiums earned	437,944	328,200	424,398	895,638	646,959	841,865

Losses and loss expenses	194,894	124,751	116,334	673,425	256,585	287,277
Policy acquisition costs	74,126	64,438	74,344	150,302	125,887	145,631
General and administrative expenses	52,379	41,200	51,108	105,948	79,279	99,341
Share compensation expenses	6,846	5,632	8,107	13,422	12,986	17,950

Total underwriting deductions	328,245	236,021	249,893	943,097	474,737	550,199

Underwriting income (loss) (b)	109,699	92,179	174,505	(47,459)	172,222	291,666

Net investment income	34,809	26,963	44,540	69,108	53,735	88,987
Other income	2,697	1,017	1,036	3,585	1,774	1,800
Finance expenses	(13,218)	(10,752)	(10,752)	(28,369)	(18,475)	(18,858)

Operating income (loss) before taxes (b)	133,987	109,407	209,329	(3,135)	209,256	363,595
Tax (expense) benefit	(4,187)	976	976	(3,490)	1,502	1,502

Net operating income (loss) (b)	129,800	110,383	210,305	(6,625)	210,758	365,097

Net realized gains (losses) on investments	12,441	(2,650)	2,430	23,839	(26,071)	(24,909)
Net unrealized gains on investments	41,640	37,249	109,554	57,053	59,402	100,053
Foreign exchange (losses) gains	(4,099)	8,432	10,111	(12,863)	4,232	2,765
Transaction expenses	—	(15,851)	—	—	(15,851)	—

Net income	$179,782	$137,563	$332,400	$61,404	$232,470	$443,006

Selected ratios:
Net premiums written / Gross premiums written	86.9%	85.3%	88.3%	88.6%	87.0%	90.1%

Losses and loss expenses	44.5%	38.0%	27.4%	75.2%	39.7%	34.1%
Policy acquisition costs	16.9%	19.6%	17.5%	16.8%	19.5%	17.3%
General and administrative expenses (d)	13.5%	14.3%	14.0%	13.3%	14.3%	13.9%

Expense ratio	30.4%	33.9%	31.5%	30.1%	33.8%	31.2%

Combined ratio	74.9%	71.9%	58.9%	105.3%	73.5%	65.3%

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income (loss) that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three months and six months ended June 30, 2009.

d)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	2009 (a)	Pro Forma 2009 (c)	2010	2009 (a)	Pro Forma 2009 (c)
Validus Re
Gross premiums written	$284,328	$199,560	$327,109	$924,623	$609,686	$971,580
Reinsurance premiums ceded	(41,175)	(43,070)	(45,265)	(54,285)	(56,359)	(60,023)

Net premiums written	243,153	156,490	281,844	870,338	553,327	911,557
Change in unearned premiums	18,888	7,207	(21,949)	(324,376)	(215,183)	(378,507)

Net premiums earned	262,041	163,697	259,895	545,962	338,144	533,050

Losses and loss expenses	123,793	41,121	32,704	472,713	96,583	127,275
Policy acquisition costs	37,979	29,120	39,026	81,482	57,697	77,441
General and administrative expenses	10,983	14,149	24,057	27,295	27,941	48,003
Share compensation expenses	1,749	1,548	4,023	3,378	3,220	8,184

Total underwriting deductions	174,504	85,938	99,810	584,868	185,441	260,903

Underwriting income (loss) (b)	87,537	77,759	160,085	(38,906)	152,703	272,147

Talbot
Gross premiums written	$253,710	$235,113	$235,113	$524,251	$463,033	$463,033
Reinsurance premiums ceded	(47,728)	(28,862)	(28,862)	(165,259)	(116,239)	(116,239)

Net premiums written	205,982	206,251	206,251	358,992	346,794	346,794
Change in unearned premiums	(30,079)	(41,748)	(41,748)	(9,316)	(37,979)	(37,979)

Net premiums earned	175,903	164,503	164,503	349,676	308,815	308,815
Losses and loss expenses	71,101	83,630	83,630	200,712	160,002	160,002
Policy acquisition costs	38,647	36,114	36,114	73,592	69,271	69,271
General and administrative expenses	24,960	21,927	21,927	50,508	42,141	42,141
Share compensation expenses	1,468	2,098	2,098	3,027	4,433	4,433

Total underwriting deductions	136,176	143,769	143,769	327,839	275,847	275,847

Underwriting income (b)	39,727	20,734	20,734	21,837	32,968	32,968

Corporate & Eliminations
Gross premiums written	$(21,177)	$(9,641)	$(9,641)	$(61,079)	$(37,795)	$(37,795)
Reinsurance premiums ceded	21,177	9,641	9,641	61,079	37,795	37,795

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—

Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(2,500)	(796)	(796)	(4,772)	(1,081)	(1,081)
General and administrative expenses	16,436	5,124	5,124	28,145	9,197	9,197
Share compensation expenses	3,629	1,986	1,986	7,017	5,333	5,333

Total underwriting deductions	17,565	6,314	6,314	30,390	13,449	13,449

Underwriting (loss) (b)	(17,565)	(6,314)	(6,314)	(30,390)	(13,449)	(13,449)

Total underwriting income (loss) (b)	$109,699	$92,179	$174,505	$(47,459)	$172,222	$291,666

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three and six months ended June 30, 2009.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
     Net income for the three months ended June 30, 2010 was $179.8 million compared to net income of $137.6 million for the three months ended June 30, 2009, an increase of $42.2 million or 30.7%. The primary factors driving the increase in net income were:
•	Increase in underwriting income of $17.5 million due primarily to an increase in net premiums earned of $109.7 million primarily relating to the IPC Acquisition. This was partially offset by an increase in underwriting deductions of $92.2 million including $70.5 million of notable loss events included in loss and loss expenses. Underwriting deductions also include policy acquisition costs, general and administrative expenses and share compensation expenses;
•	Decrease in transaction expenses of $15.9 million relating to the IPC Acquisition that were absent in the three months ended June 30, 2010;
•	Increase in net investment income and net realized gains on investments of $7.8 million and $15.1 million respectively, and;
•	Increase in net unrealized gains on investments of $4.4 million.
The above items were partially offset by the following factor:
•	An adverse movement in foreign exchange of $12.5 million.
The change in net income for the three months ended June 30, 2010 of $42.2 million as compared to the three months ended June 30, 2009 is described in the following table:

	Three Months Ended June 30, 2010
	Increase (Decrease) Over the Three Months Ended June 30, 2009
			Corporate and
(Dollars in thousands)	Validus Re (a)	Talbot	Eliminations	Total (a)
Notable losses — net loss and loss expenses (c)	$(59,571)	$(10,920)	$—	$(70,491)
Notable losses — net reinstatement premiums (c)	7,721	(4,420)	—	3,301
Other underwriting income (loss)	61,628	34,333	(11,251)	84,710

Underwriting income (loss) (b)	9,778	18,993	(11,251)	17,520
Net investment income	9,131	(442)	(843)	7,846
Other income	575	2,173	(1,068)	1,680
Finance expenses	(630)	3,444	(5,280)	(2,466)

	18,854	24,168	(18,442)	24,580
Taxes	(66)	(5,098)	1	(5,163)

	18,788	19,070	(18,441)	19,417

Transaction expenses	—	—	15,851	15,851
Net realized gains (losses) on investments	12,503	2,588	—	15,091
Net unrealized gains on investments	(96)	4,487	—	4,391
Foreign exchange (losses) gains	(2,670)	(9,792)	(69)	(12,531)

Net income (loss)	$28,525	$16,353	$(2,659)	$42,219

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(c)	Notable losses for the three months ended include: Deepwater Horizon, Aban Pearl, Bangkok riots, and Perth hailstorm.
Gross Premiums Written
     Gross premiums written for the three months ended June 30, 2010 were $516.9 million compared to $425.0 million for the three months ended June 30, 2009, an increase of $91.8 million or 21.6%. The increase in gross premiums written was driven primarily by the impact of the IPC Acquisition. The property and marine lines increased by $84.8 million and $7.9 million, respectively, while the specialty lines decreased by $1.0 million. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$340,289	65.8%	$255,442	60.1%	33.2%
Marine	92,380	17.9%	84,431	19.9%	9.4%
Specialty	84,192	16.3%	85,159	20.0%	(1.1)%

Total	$516,861	100.0%	$425,032	100.0%	21.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re gross premiums written for the three months ended June 30, 2010 were $284.3 million compared to $199.6 million for the three months ended June 30, 2009, an increase of $84.8 million or 42.5%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$261,568	92.0%	$183,898	92.1%	42.2%
Marine	15,410	5.4%	3,957	2.0%	289.4%
Specialty	7,350	2.6%	11,705	5.9%	(37.2)%

Total	$284,328	100.0%	$199,560	100.0%	42.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The impact of the IPC Acquisition has been the primary driver for the increase in gross premiums written. The additional capacity was used to increase lines on renewing deals and to write new business totaling $47.3 million. The Singapore branch of Validus Re commenced writing business in January 2010 and contributed an additional $10.2 million in gross premiums written during the three months ended June 30, 2010.
     The increase in gross premiums written in the property lines of $77.7 million was due to primarily to a $48.9 million increase in new and renewing business and the $10.2 million in new premiums contributed by the Singapore branch, as described above. There was $6.3 million increase in earned premium adjustments. The increase in gross premiums written of $11.5 million in the marine lines was due primarily to a $7.9 million increase in reinstatement premiums mainly relating to the Aban Pearl and Deepwater Horizon events. The decrease in gross premiums written in specialty lines of $4.4 million was primarily due to a $3.1 million decrease in premiums in new and renewing business.

     Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot increased by $11.6 million on the property lines, $0.2 million on the marine lines and decreased by $0.3 million of the specialty lines as compared to the three months ended June 30, 2009. These reinsurance agreements with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the three months ended June 30, 2010 were $253.7 million compared to $235.1 million for the three months ended June 30, 2009, an increase of $18.6 million or 7.9%. The $253.7 million of gross premiums written translated at 2009 rates of exchange would have been $255.7 million during the three months ended June 30, 2010, an increase of $2.0 million. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$97,529	38.4%	$78,769	33.5%	23.8%
Marine	79,355	31.3%	82,657	35.2%	(4.0)%
Specialty	76,826	30.3%	73,687	31.3%	4.3%

Total	$253,710	100.0%	$235,113	100.0%	7.9%

     The increase in gross premiums written in the property lines of $18.8 million was primarily due to $16.1 million of gross premiums written on the onshore energy lines. The onshore energy team starting writing business during the first quarter of 2009 which is the main reason for the increase over the three months ended June 30, 2009. In addition, there was a $4.9 million increase in gross premiums written in the property treaty lines, most of which was written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s cover holder for Syndicate 1183 targeting the Latin American and Caribbean markets. This was offset by a reduction of $2.6 million on the property direct lines.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended June 30, 2010 were $67.7 million compared to $62.3 million for the three months ended June 30, 2009, an increase of $5.4 million or 8.7%. Reinsurance premiums ceded on the marine and specialty lines increased by $8.3 million and $0.6 million respectively, partially offset by a decrease in the property lines of $3.4 million, as described below.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$53,828	79.5%	$57,238	91.9%	(6.0)%
Marine	10,923	16.1%	2,633	4.2%	314.8%
Specialty	2,975	4.4%	2,420	3.9%	22.9%

Total	$67,726	100.0%	$62,291	100.0%	8.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re reinsurance premiums ceded for the three months ended June 30, 2010 were $41.2 million compared to $43.1 million for the three months ended June 30, 2009, a decrease of $1.9 million or 4.4%.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$33,933	82.4%	$42,705	99.1%	(20.5)%
Marine	7,242	17.6%	209	0.5%	NM
Specialty	—	0.0%	156	0.4%	(100.0)%

Total	$41,175	100.0%	$43,070	100.0%	(4.4)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
NM: Not meaningful
     Reinsurance premiums ceded on the property lines decreased by $8.8 million, primarily due to a reduction of $11.2 million in U.S. property cover, offset by an increase of $5.4 million in international property cover. Reinsurance premiums ceded on the marine lines increased by $7.0 million, due to the purchase of $6.3 million in industry loss warranties.
Talbot. Talbot reinsurance premiums ceded for the three months ended June 30, 2010 were $47.7 million compared to $28.9 million for the three months ended June 30, 2009, an increase of $18.9 million or 65.4%. This increase was primarily due to an increase in quota share costs following the increase in premiums written under the energy-on shore lines, additional surplus and quota share costs following the increase in premiums written through Talbot’s overseas offices.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$38,702	81.1%	$21,758	75.3%	77.9%
Marine	6,066	12.7%	4,607	16.0%	31.7%
Specialty	2,960	6.2%	2,497	8.7%	18.5%

Total	$47,728	100.0%	$28,862	100.0%	65.4%

Reinsurance premiums ceded on the property lines increased by $16.9 million. The increase was due primarily to the increased premiums written under the onshore energy lines. In addition, reinsurance premiums ceded under third party quota share, surplus treaty and excess of loss contracts on the property lines increased by $5.4 million, as compared to the three months ended June 30, 2009. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended June 30, 2010 were $21.2 million compared to $9.6 million for the three months ended June 30, 2009, an increase of $11.6 million. These reinsurance agreements with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the three months ended June 30, 2010 were $449.1 million compared to $362.7 million for the three months ended June 30, 2009, an increase of $86.4 million, or 23.8%. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2010 and 2009 were 86.9% and 85.3%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$286,463	63.8%	$198,204	54.7%	44.5%
Marine	81,455	18.1%	81,798	22.5%	(0.4)%
Specialty	81,217	18.1%	82,739	22.8%	(1.8)%

Total	$449,135	100.0%	$362,741	100.0%	23.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Validus Re. Validus Re net premiums written for the three months ended June 30, 2010 were $243.2 million compared to $156.5 million for the three months ended June 30, 2009, an increase of $86.7 million or 55.4%. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$227,635	93.6%	$141,193	90.2%	61.2%
Marine	8,168	3.4%	3,748	2.4%	117.9%
Specialty	7,350	3.0%	11,549	7.4%	(36.4)%

Total	$243,153	100.0%	$156,490	100.0%	55.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 85.5% and 78.4% for the three months ended June 30, 2010 and 2009, respectively, reflecting the increase in gross premiums written while reinsurance premiums ceded remained relatively stable.
Talbot. Talbot net premiums written for the three months ended June 30, 2010 were $206.0 million compared to $206.3 million for the three months ended June 30, 2009, a decrease of $0.3 million or 0.1%. Details of net premiums written by line of business are provided below:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$58,827	28.5%	$57,011	27.6%	3.2%
Marine	73,289	35.6%	78,050	37.9%	(6.1)%
Specialty	73,866	35.9%	71,190	34.5%	3.8%

Total	$205,982	100.0%	$206,251	100.0%	(0.1)%

     The decrease in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded, in particular the lower net premium resulting from the increase in reinsurance premiums. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2010 and 2009 were 81.2% and 87.7%, respectively, reflecting the significant increase in quota share costs on the onshore energy lines.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended June 30, 2010 was ($11.2) million compared to ($34.5) million for the three months ended June 30, 2009, a change of $23.3 million or 67.6%.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009 (a)
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(93,012)	$(60,905)	52.7%
Change in prepaid reinsurance premium	81,821	26,364	210.4%

Net change in unearned premium	$(11,191)	$(34,541)	(67.6)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re’s net change in unearned premiums for the three months ended June 30, 2010 were $18.9 million compared to $7.2 million for the three months ended June 30, 2009, a change of $11.7 million or 162.1%.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009 (a)
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(75,680)	$(19,410)	289.9%
Change in prepaid reinsurance premium	94,568	26,617	255.3%

Net change in unearned premium	$18,888	$7,207	162.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The Validus Re net change in unearned premium has increased for the three months ended June 30, 2010 primarily due to the earning effect from historical IPC gross premiums written.
Talbot. The Talbot net change in unearned premiums for the three months ended June 30, 2010 was ($30.1) million compared to ($41.7) million for the three months ended June 30, 2009, a change of $11.7 million, or 28.0%.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(17,332)	$(41,495)	(58.2)%
Change in prepaid reinsurance premium	(12,747)	(253)	NM

Net change in unearned premium	$(30,079)	$(41,748)	(28.0)%

NM: Not meaningful
     The Talbot net change in unearned premium has decreased for the three months ended June 30, 2010 primarily due to the seasonality of earnings of gross premiums written previously to the current quarter.
Net Premiums Earned
     Net premiums earned for the three months ended June 30, 2010 were $437.9 million compared to $328.2 million for the three months ended June 30, 2009, an increase of $109.7 million or 33.4%. The increase in net premiums earned was driven by increased premiums earned of $98.3 million and $11.4 million in the Validus Re and Talbot segments, respectively.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30 , 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$223,597	51.0%	$143,843	43.8%	55.4%
Marine	111,565	25.5%	100,953	30.8%	10.5%
Specialty	102,782	23.5%	83,404	25.4%	23.2%

Total	$437,944	100.0%	$328,200	100.0%	33.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums earned for the three months ended June 30, 2010 were $262.0 million compared to $163.7 million for the three months ended June 30, 2009, an increase of $98.3 million or, 60.1%.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$186,444	71.1%	$110,185	67.3%	69.2%
Marine	48,154	18.4%	33,584	20.5%	43.4%
Specialty	27,443	10.5%	19,928	12.2%	37.7%

Total	$262,041	100.0%	$163,697	100.0%	60.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in net premiums earned was due primarily to $18.8 million of historical IPC premiums earned from business in force at the time of the IPC Acquisition, and an increase of $54.4 million of premiums earned on contracts incepting in the first quarter of the year which is consistent with the increase in new and renewing premiums compared to the three months ended June 30, 2009. In addition, there was a $8.3 million increase in reinstatement premiums earned, and a $9.2 million increase in related party premiums earned through the Talbot quota share, surplus treaty and excess of loss.
Talbot. Talbot net premiums earned for the three months ended June 30, 2010 were $175.9 million compared to $164.5 million for the three months ended June 30, 2009, an increase of $11.4 million or 6.9%.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$37,152	21.1%	$33,658	20.4%	10.4%
Marine	63,413	36.1%	67,369	41.0%	(5.9)%
Specialty	75,338	42.8%	63,476	38.6%	18.7%

Total	$175,903	100.0%	$164,503	100.0%	6.9%

     The increase in net premiums earned is due primarily to the increased levels of gross premiums written by the onshore energy, aviation and other treaty classes over the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, as discussed above.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended June 30, 2010 were $194.9 million compared to $124.8 million for the three months ended June 30, 2009, an increase of $70.1 million or 56.2%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended June 30, 2010 and 2009 were 44.5% and 38.0%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009 (a)	% Change
Property	31.3%	16.8%	14.5
Marine	76.0%	48.6%	27.4
Specialty	38.9%	61.8%	(22.9)
All lines	44.5%	38.0%	6.5

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2010:

	Three Months Ended June 30, 2010
(Dollars in thousands)	Validus	Talbot	Eliminations	Total
Gross reserves at period beginning	$1,025,073	$1,164,550	$(212,734)	$1,976,889
Losses recoverable at period beginning	(57,480)	(354,210)	212,734	(198,956)

Net reserves at period beginning	967,593	810,340	—	1,777,933

Incurred losses — current period	141,670	102,787	—	244,457
Incurred losses — change in prior accident years	(17,877)	(31,686)	—	(49,563)

Incurred losses	123,793	71,101	—	194,894

Paid losses	(112,582)	(65,850)	—	(178,432)
Foreign exchange	(9,471)	(398)	—	(9,869)

Net reserves at period end	969,333	815,193	—	1,784,526

Losses recoverable	60,145	327,522	(194,063)	193,604

Gross reserves at period end	1,029,478	1,142,715	(194,063)	1,978,130

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $49.6 million. $17.9 million of the favorable loss development on prior years related to the Validus Re segment and $31.7 million related to the Talbot segment. Favorable loss reserve development benefitted the Company’s loss ratio by 11.3 percentage points for the three months ended June 30, 2010. For the three months ended June 30, 2010, the Company incurred $70.5 million from notable loss events described below, which represented 16.1 percentage points of the loss ratio. During the three months ended June 30, 2010, the Company also incurred $20.0 million for a reserve for potential development on 2010 events, which represented 4.6 percentage points on the loss ratio. For the three months ended June 30, 2009, the Company incurred $11.0 million of losses attributable to a commercial flight loss, which represented 3.4 percentage points of the loss ratio. The Company’s loss ratio, excluding prior year development and notable loss events for the three months ended June 30, 2010 and 2009 were 39.7% and 38.6%, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.
     At June 30, 2010 and 2009, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended June 30, 2010.

	As at June 30, 2010
			Total Gross Reserve for
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Losses and Loss Expenses
Property	$487,032	$472,328	$959,360
Marine	314,443	295,970	610,413
Specialty	150,746	257,611	408,357

Total	$952,221	$1,025,909	$1,978,130

	As at June 30, 2010
			Total Net Reserve for
(Dollars in thousands)	Net Case Reserves	Net IBNR	Losses and Loss Expenses
Property	$457,214	$459,665	$916,879
Marine	256,096	266,363	522,459
Specialty	129,523	215,665	345,188

Total	$842,833	$941,693	$1,784,526

During the three months ended June 30, 2010, the Company incurred and estimated $70.5 million of losses in connection with the notable loss events below, which represented 16.1 percentage points of the loss ratio. During the three months ended June 30, 2009, the Company incurred $11.0 million in connection with notable events, which represented 3.4 percentage points of the loss ratio.

Second Quarter 2010 Notable Loss		Three months ended June 30, 2010
Events (1)		Validus Re		Talbot		Total
		Losses and		Losses and		Losses and
		Loss		Loss		Loss
(Dollars in thousands)	Description	Expenses (2)	% of NPE	Expenses (2)	% of NPE	Expenses (2)	% of NPE
Deepwater Horizon	Oil rig and spill	$33,681	12.9%	$10,420	5.9%	$44,101	10.1%
Aban Pearl	Oil rig	10,000	3.8%	500	0.3%	10,500	2.4%
Bangkok riots	Terrorism	7,500	2.9%	—	—	7,500	1.7%
Perth hailstorm	Hailstorm	8,390	3.1%	—	—	8,390	1.9%

Total		$59,571	22.7%	$10,920	6.2%	$70,491	16.1%

Second Quarter 2009 Notable Loss		Three months ended June 30, 2009
Events		Validus Re		Talbot		Total
		Losses and		Losses and		Losses and
		Loss		Loss		Loss
(Dollars in thousands)	Description	Expenses (2)	% of NPE	Expenses (2)	% of NPE	Expenses (2)	% of NPE
Commercial Flight	Specialty loss	$2,715	1.7%	$8,300	5.0%	$11,015	3.4%

Total		$2,715	1.7%	$8,300	5.0%	$11,015	3.4%

(1)	These 2010 notable loss event amounts are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events, and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and the Company’s actual ultimate net losses from these events may vary materially from these estimates.

(2)	Net of reinsurance but not net of reinstatement premiums. Reinstatement premiums were $3.3 million for the three months ended June 30, 2010.

Validus Re. Validus Re losses and loss expenses for the three months ended June 30, 2010 were $123.8 million compared to $41.1 million for the three months ended June 30, 2009, an increase of $82.7 million or 201.0%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 47.2% and 25.1% for the three months ended June 30, 2010 and 2009, respectively. Favorable loss development on prior years totaled $17.9 million and benefited the Validus Re loss ratio by 6.8 percentage points. For the three months ended June 30, 2010, Validus Re incurred notable loss events as identified above of $59.6 million, which represented 22.7 percentage points of the loss ratio. For the three months ended June 30, 2009, Validus Re incurred $2.7 million of notable losses, which represented 1.7 percentage points of the loss ratio. Validus Re segment loss ratios, excluding prior year development and notable loss events identified above, for the three months ended June 30, 2010 and 2009 were 31.4% and 25.2%, respectively. Details of loss ratios by line of business and period of incurrence are provided below.

	Three Months Ended June 30,

	2010	2009 (a)	% Change
Property — current year	40.6%	21.2%	19.4
Property — change in prior accident years	(7.3)%	(2.7)%	(4.6)

Property — loss ratio	33.3%	18.5%	14.8

Marine — current year	117.5%	39.7%	77.8
Marine — change in prior accident years	(7.5)%	0.0%	(7.5)

Marine — loss ratio	110.0%	39.7%	70.3

Specialty — current year	34.3%	37.1%	(2.8)
Specialty — change in prior accident years	(2.3)%	0.0%	(2.3)

Specialty – loss ratio	32.0%	37.1%	(5.1)

All lines — current year	54.1%	26.9%	27.2
All lines — change in prior accident years	(6.9)%	(1.8)%	(5.1)

All lines — loss ratio	47.2%	25.1%	22.1

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     For the three months ended June 30, 2010, Validus Re property lines include $75.7 million related to current year losses and $13.6 million of favorable development relating to prior accident years. This favorable development is attributable to reduced loss estimates for the U.K. flood loss and windstorm Kyrill, as well as lower expected claim development elsewhere. For the three months ended June 30, 2010, Validus Re’s property lines incurred $8.4 million of notable losses, which represented 4.5 percentage points of the property line loss ratio. For the three months ended June 30, 2009, Validus Re’s property lines did not experience any notable loss events. Validus Re property lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended June 30, 2010 and 2009 were 36.1% and 21.2%, respectively.
     For the three months ended June 30, 2010, Validus Re marine lines include $56.6 million related to current year losses and $3.7 million of favorable development relating to prior accident years. For the three months ended June 30, 2010, Validus Re’s marine lines incurred $43.7 million of notable losses, which represented 90.7 percentage points of the marine lines loss ratio. For the three months ended June 30, 2009, Validus Re’s marine lines did not experience any notable loss events. Validus Re marine line loss ratios, excluding prior year development and notable loss events identified above, for the three months ended June 30, 2010 and 2009 were 26.8 and 39.7%, respectively.

     For the three months ended June 30, 2010, Validus Re specialty lines include $9.4 million related to current year losses and $0.6 million of favorable development relating to prior accident years. For the three months ended June 30, 2010, Validus Re’s specialty lines incurred $7.5 million of notable losses, which represented 27.3 percentage points of the specialty line loss ratio. For the three months ended June 30, 2009, Validus Re’s specialty lines incurred $2.7 million of notable losses, which represented 13.6 percentage points of the specialty loss ratio. Validus Re specialty lines loss ratios, excluding prior year development and the loss events identified above, for the three months ended June 30, 2010 and 2009 were 7.0% and 23.5%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended June 30, 2010 were $71.1 million compared to $83.6 million for the three months ended June 30, 2009, a decrease of $12.5 million, or 15.0%. The loss ratio was 40.4% and 50.8% for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 Talbot incurred losses of $102.8 million related to current year losses and $31.7 million in favorable development relating to prior accident years. For the three months ended June 30, 2010, Talbot incurred $10.9 million of notable losses, which represented 6.2 percentage points of the loss ratio. For the three months ended June 30, 2009, Talbot incurred $8.3 million of notable losses, or 5.0 percentage points of the loss ratio. Talbot loss ratios, excluding prior year loss development and loss events identified above, for the three months ended June 30, 2010 and three months ended June 30, 2009 were 52.2% and 52.0% respectively. Details of loss ratios by line of business and calendar period are provided below.

	Three Months Ended June 30,

	2010	2009	% Change
Property — current year	48.0%	34.5%	13.5
Property — change in prior accident years	(26.5)%	(23.5)%	(3.0)

Property — loss ratio	21.5%	11.0%	10.5

Marine — current year	67.3%	59.8%	7.5
Marine — change in prior accident years	(17.0)%	(6.7)%	(10.3)

Marine — loss ratio	50.3%	53.1%	(2.8)

Specialty — current year	56.1%	66.2%	(10.1)
Specialty — change in prior accident years	(14.7)%	3.4%	(18.1)

Specialty – loss ratio	41.4%	69.6%	(28.2)

All lines — current year	58.4%	57.0%	1.4
All lines — change in prior accident years	(18.0)%	(6.2)%	(11.8)

All lines — loss ratio	40.4%	50.8%	(10.4)
     For the three months ended June 30, 2010, Talbot property lines include $17.8 million related to current year losses and $9.8 million of favorable development relating to prior accident years. The favorable development is attributable to lower than expected claim development on the property facultative and binder accounts, together with favorable development on hurricanes Katrina and Ike. Talbot property line loss ratio, excluding prior year development and loss events noted above for the three months ended June 30, 2010 and 2009 were 48.0% and 34.5%, respectively.
     For the three months ended June 30, 2010, Talbot marine lines include $42.7 million related to current year losses and $10.8 million of favorable development relating to prior accident years. The prior year favorable development is primarily due to lower than expected loss development on the Hull lines. For the three months ended June 30, 2010, Talbot’s marine lines incurred $10.9 million of notable losses, which represented 17.2 percentage points of the loss ratio. For the three months ended June 30, 2009, Talbot’s marine lines did not experience any notable loss events. Talbot marine lines loss ratios, excluding prior year development and loss events noted above, for the three months ended June 30, 2010 and 2009 were 50.1% and 59.8%, respectively.

     For the three months ended June 30, 2010, Talbot specialty lines include $42.3 million relating to current year losses and $11.0 million due to favorable development on prior accident years. The favorable development in prilarily due to lower than expected claims across most specialty sub classes. For the three months ended June 30, 2009, Talbot’s specialty lines incurred $8.3 million of losses attributable to a commercial flight loss, which represented 13.1 percentage points of the loss ratio. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the three months ended June 30, 2010 and 2009 were 56.1% and 53.1%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended June 30, 2010 were $74.1 million compared to $64.4 million for the three months ended June 30, 2009, an increase of $9.7 million or 15.0%. Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2010 and 2009 were 16.9% and 19.6%, respectively. The changes in policy acquisition costs are due to the factors described below.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$30,614	41.3%	13.7%	$22,796	35.4%	15.8%	34.3%
Marine	22,982	31.0%	20.6%	23,590	36.6%	23.4%	(2.6)%
Specialty	20,530	27.7%	20.0%	18,052	28.0%	21.6%	13.7%

Total	$74,126	100.0%	16.9%	$64,438	100.0%	19.6%	15.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re policy acquisition costs for the three months ended June 30, 2010 were $38.0 million compared to $29.1 million for the three months ended June 30, 2009, an increase of $8.9 million or 30.4%.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$27,182	71.6%	14.6%	$18,052	62.0%	16.4%	50.6%
Marine	7,707	20.3%	16.0%	8,290	28.5%	24.7%	(7.0)%
Specialty	3,090	8.1%	11.3%	2,778	9.5%	13.9%	11.2%

Total	$37,979	100.0%	14.5%	$29,120	100.0%	17.8%	30.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Validus Re policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2010 and 2009 were 14.5% and 17.8%, respectively. The Validus Re policy acquisition ratio decrease on the property and marine lines is primarily due to the effects of the earned premium adjustments and the impact of reinstatement premiums earned with lower related policy acquisition costs for three months ended June 30, 2010. The Validus Re policy acquisition cost ratio decreased on the specialty lines for three months ended June 30, 2010 due primarily to an adjustment to a profit commission in IPC related business.
Talbot. Talbot policy acquisition costs for the three months ended June 30, 2010 were $38.6 million compared to $36.1 million for the three months ended June 30, 2009, an increase of $2.5 million or 7.0%.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$5,824	15.1%	15.7%	$5,540	15.3%	16.5%	5.1%
Marine	15,314	39.6%	24.1%	15,300	42.4%	22.7%	0.1%
Specialty	17,509	45.3%	23.2%	15,274	42.3%	24.1%	14.6%

Total	$38,647	100.0%	22.0%	$36,114	100.0%	22.0%	7.0%

     Policy acquisition costs as a percent of net premiums earned were 22.0% in each of the three months ended June 30, 2010 and 2009.
General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2010 were $52.4 million compared to $41.2 million for the three months ended June 30, 2009, an increase of $11.2 million or 27.1%. The increase was a result of increased expenses in the Talbot and Corporate segments, offset by a decrease in the Validus Re segment.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
	General and	General and	General and	General and
	Adminstrative	Adminstrative	Adminstrative	Adminstrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$10,983	21.0%	$14,149	34.4%	(22.4)%
Talbot	24,960	47.6%	21,927	53.2%	13.8%
Corporate & Eliminations	16,436	31.4%	5,124	12.4%	220.8%

Total	$52,379	100.0%	$41,200	100.0%	27.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     General and administrative expenses of $52.4 million in the three months ended June 30, 2010 represents 12.0% percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended June 30, 2010 were $11.0 million compared to $14.1 million for the three months ended June 30, 2009, a decrease of $3.2 million or 22.4%. General and administrative expenses have decreased primarily as a result of a decrease in salaries and benefits driven by the reallocation of staff into the Corporate segment from the Validus Re segment over the three months ended June 30, 2009. General and administrative expenses are generally comprised of salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2010 and 2009 were 4.2% and 8.6%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended June 30, 2010 were $25.0 million compared to $21.9 million for the three months ended June 30, 2009, an increase of $3.0 million or 13.8%. General and administrative expenses have increased primarily as a result of an increase of $2.0 million in Talbot’s syndicate costs, Lloyd’s subscription and central fund costs due to higher gross premiums written. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2010 and 2009 were 14.2% and 13.3%, respectively.
     Corporate & Eliminations. Corporate general and administrative expenses for the three months ended June 30, 2010 were $16.4 million compared to $5.1 million for the three months ended June 30, 2009, an increase of $11.3 million or 220.8%. During the first quarter of 2010, to better align the Company’s operating and reporting structure with its current strategy, there was a change in segment structure. This change was to allocate all ‘non-core underwriting’ expenses, predominantly general and administration and stock compensation expenses to the Corporate segment. Prior periods have not been restated as the change is immaterial to the Consolidated Financial Statements. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other cost relating to the Company as a whole. In addition, general and administrative expenses have increased as a result of an increase in staff from 66 at June 30, 2009 to 89 at June 30, 2010. There was an increase of $2.6 million in general legal and corporate expenses for the three months ended June 30, 2010.
Share Compensation Expenses
     Share compensation expenses for the three months ended June 30, 2010 were $6.8 million compared to $5.6 million for the three months ended June 30, 2009, an increase of $1.2 million or 21.6%. These expenses are non-cash and have no net effect on total shareholders’ equity, as they are balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$1,749	25.6%	$1,548	27.4%	13.0%
Talbot	1,468	21.4%	2,098	37.3%	(30.0)%
Corporate & Eliminations	3,629	53.0%	1,986	35.3%	82.7%

Total	$6,846	100.0%	$5,632	100.0%	21.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Share compensation expenses of $6.8 million in the three months ended June 30, 2010 represent 1.5 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the three months ended June 30, 2010 were $1.7 million compared to $1.5 million for the three months ended June 30, 2009. Share compensation expenses as a percent of net premiums earned for the three months ended June 30, 2010 and 2009 were 0.7% and 0.9%, respectively.
Talbot. Talbot share compensation expenses for the three months ended June 30, 2010 were $1.5 million compared to $2.1 million for the three months ended June 30, 2009. The decrease from the prior year was due to the impact of accelerated vesting during 2009. Share compensation expenses as a percent of net premiums earned for the three months ended June 30, 2010 and 2009 were 0.8% and 1.3%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the three months ended June 30, 2010 were $3.6 million compared to $2.0 million for the three months ended June 30, 2009, an increase of $1.6 million or 82.7%.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009 (a)	% Change
Losses and loss expenses	44.5%	38.0%	6.5
Policy acquisition costs	16.9%	19.6%	(2.7)
General and administrative expenses (b)	13.5%	14.3%	(0.8)

Expense ratio	30.4%	33.9%	(3.5)

Combined ratio	74.9%	71.9%	3.0

	Three Months Ended	Three Months Ended
Validus Re	June 30, 2010	June 30, 2009 (a)	% Change
Losses and loss expenses	47.2%	25.1%	22.1
Policy acquisition costs	14.5%	17.8%	(3.3)
General and administrative expenses (b)	4.9%	9.6%	(4.7)

Expense ratio	19.4%	27.4%	(8.0)

Combined ratio	66.6%	52.5%	14.1

	Three Months Ended	Three Months Ended
Talbot	June 30, 2010	June 30, 2009	% Change
Losses and loss expenses	40.4%	50.8%	(10.4)
Policy acquisition costs	22.0%	22.0%	—
General and administrative expenses (b)	15.0%	14.6%	0.4

Expense ratio	37.0%	36.6%	0.4

Combined ratio	77.4%	87.4%	(10.0)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the three months ended June 30, 2010 and 2009 were 13.5% and 14.3%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009 (a)
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$52,379	12.0%	$41,200	12.6%
Share compensation expenses	6,846	1.5%	5,632	1.7%

Total	$59,225	13.5%	$46,832	14.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Underwriting Income
     Underwriting income for the three months ended June 30, 2010 was $109.7 million compared to underwriting income of $92.2 million for the three months ended June 30, 2009, an increase of $17.5 million, or 19.0%.

	Three Months Ended June 30,
		% of Sub		% of Sub
(Dollars in thousands)	2010	Total	2009 (a)	Total	% Change
Validus Re	$87,537	68.8%	$77,759	78.9%	12.6%
Talbot	39,727	31.2%	20,734	21.1%	91.6%

Sub-total	127,264	100.0%	98,493	100.0%	29.2%

Corporate & Eliminations	(17,565)		(6,314)		178.2%

Total	$109,699		$92,179		19.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP financial measure. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Operations and Comprehensive Income line items, as illustrated below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009 (a)
Underwriting income	$109,699	$92,179
Net investment income	34,809	26,963
Other income	2,697	1,017
Finance expenses	(13,218)	(10,752)
Transaction expenses	—	(15,851)
Net realized gains (losses) on investments	12,441	(2,650)
Net unrealized gains on investments	41,640	37,249
Foreign exchange (losses) gains	(4,099)	8,432

Net income before tax	$183,969	$136,587

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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
Net Investment Income

     Net investment income for the three months ended June 30, 2010 was $34.8 million compared to $27.0 million for the three months ended June 30, 2009, an increase of $7.8 million or 29.1%. Net investment income increased due primarily to a larger fixed maturity portfolio as a result of the IPC Acquisition. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended June 30, 2010 and 2009 are as presented below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009 (a)	% Change
Fixed maturities and short-term investments	$36,346	$26,396	37.7%
Cash and cash equivalents	311	1,120	(72.2)%
Securities lending income	49	173	(71.7)%

Total gross investment income	36,706	27,689	32.6%
Investment expenses	(1,897)	(726)	161.3%

Net investment income	$34,809	$26,963	29.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.37% and 3.08% for the three months ended June 30, 2010 and 2009, respectively, and the average duration at June 30, 2010 was 2.2 years (December 31, 2009 – 2.2 years).
Finance Expenses
     Finance expenses for the three months ended June 30, 2010 were $13.2 million compared to $10.8 million for the three months ended June 30, 2009, an increase of $2.5 million or 22.9%. The increase was primarily driven by $5.6 million in interest expense on the 8.875% Senior Notes due 2040 which were issued in the first quarter of 2010, partially offset by a $3.3 million decrease in payments under the Talbot third party FAL facility.
     Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009 (a)	% Change
9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	0.0%
8.480% Junior Subordinated Deferrable Debentures	3,028	3,348	(9.6)%
8.875% Senior Notes due 2040	5,597	—	NM
Credit facilities	1,109	476	133.0%
Talbot FAL facility	(89)	42	NM
Talbot other interest	(16)	—	NM
Talbot third party FAL facility	—	3,297	NM

Finance expenses	$13,218	$10,752	22.9%

NM: Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. Because the third party FAL providers remain “on risk” until each year of account that their support closes (normally after three years). Talbot must retain third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus, the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support. With effect from December 31, 2009, the last year of account supported by the Talbot third party FAL facility closed and all liability, ceased and all third party FAL was returned to its providers.
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
     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended June 30, 2010 were $nil compared to $3.3 million for the three months ended June 30, 2009, a decrease of $3.3 million.
Tax (Expense) Benefit
     Tax expense for the three months ended June 30, 2010 was ($4.2) million compared to a benefit of $1.0 million for the three months ended June 30, 2009, an increase of $5.2 million. For the three months ended June 30, 2010, Talbot incurred higher UK taxable profits which increased the tax expense by $0.9 million.
Net Realized Gains (Losses) on Investments
     Net realized gains on investments for the three months ended June 30, 2010 were $12.4 million compared to losses of ($2.7) million for the three months ended June 30, 2009, an increase of $15.1 million.
Net Unrealized Gains on Investments
     Net unrealized gains on investments for the three months ended June 30, 2010 were $41.6 million compared to gains of $37.2 million for the three months ended June 30, 2009 an increase of $4.4 million or 11.8%. The net unrealized gains in the three months ended June 30, 2010 resulted primarily from improved market conditions for fixed income securities.
     Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $2.6 million decrease in net unrealized loss on investments for the three months ended June 30, 2010. Further details are provided in the Investments section below.
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
Other Income
     Other income for the three months ended June 30, 2010 was $2.7 million compared to $1.0 million for the three months ended June 30, 2009, an increase of $1.7 million or 165.2%.

Foreign Exchange (Losses) Gains
     Foreign exchange (losses) for the three months ended June 30, 2010 were ($4.1) million compared to a gain of $8.4 million for the three months ended June 30, 2009, an increase of $12.5 million or 148.6%. The increase in foreign exchange (losses) was due primarily to the decreased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. For the three months ended June 30, 2010, Validus Re recognized foreign exchange (losses) of $(0.8) million and Talbot recognized foreign exchange (losses) of ($3.2) million.
     For the three months ended June 30, 2010, Validus Re segment foreign exchange (losses) were ($0.8) million compared to gains of $1.8 million for the three months ended June 30, 2009, in foreign exchange of $2.7 million. The increase in Validus Re segment foreign exchange (losses) was due to a net long position on premium receivable assets denominated in Euro and British pound sterling. The Euro to U.S. dollar exchange rates were 1.35 and 1.22 at March 31, 2010 and June 30, 2010, respectively, a depreciation of 9.6 percent, while the British pound sterling for the same period remained relatively constant.
     For the three months ended June 30, 2010, Talbot segment foreign exchange (losses) were ($3.2) million compared to gains of $6.5 million for the three months ended June 30, 2009, (losses) of $9.8 million or 149.5%. The increase in Talbot segment foreign exchange (losses) was due primarily to revaluation of Euro and overseas deposits. The Euro to U.S. dollar exchange rates were 1.35 and 1.22 at March 31, 2010 and June 30, 2010, respectively, or 9.6 percent depreciation. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

The following table presents results of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
			Pro Forma 2009			Pro Forma 2009
(Dollars in thousands)	2010	2009 (a)	(c)	2010	2009 (a)	(c)
Gross premiums written	$516,861	$425,032	$552,581	$1,387,795	$1,034,924	$1,396,818
Reinsurance premiums ceded	(67,726)	(62,291)	(64,486)	(158,465)	(134,803)	(138,467)

Net premiums written	449,135	362,741	488,095	1,229,330	900,121	1,258,351
Change in unearned premiums	(11,191)	(34,541)	(63,697)	(333,692)	(253,162)	(416,486)

Net premiums earned	437,944	328,200	424,398	895,638	646,959	841,865

Losses and loss expenses	194,894	124,751	116,334	673,425	256,585	287,277
Policy acquisition costs	74,126	64,438	74,344	150,302	125,887	145,631
General and administrative expenses	52,379	41,200	51,108	105,948	79,279	99,341
Share compensation expenses	6,846	5,632	8,107	13,422	12,986	17,950

Total underwriting deductions	328,245	236,021	249,893	943,097	474,737	550,199

Underwriting income (loss) (b)	109,699	92,179	174,505	(47,459)	172,222	291,666

Net investment income	34,809	26,963	44,540	69,108	53,735	88,987
Other income	2,697	1,017	1,036	3,585	1,774	1,800
Finance expenses	(13,218)	(10,752)	(10,752)	(28,369)	(18,475)	(18,858)

Operating income (loss) before taxes (b)	133,987	109,407	209,329	(3,135)	209,256	363,595
Tax (expense) benefit	(4,187)	976	976	(3,490)	1,502	1,502

Net operating income (loss) (b)	129,800	110,383	210,305	(6,625)	210,758	365,097

Net realized gains (losses) on investments	12,441	(2,650)	2,430	23,839	(26,071)	(24,909)
Net unrealized gains on investments	41,640	37,249	109,554	57,053	59,402	100,053
Foreign exchange (losses) gains	(4,099)	8,432	10,111	(12,863)	4,232	2,765
Transaction expenses	—	(15,851)	—	—	(15,851)	—

Net income	$179,782	$137,563	$332,400	$61,404	$232,470	$443,006

Selected ratios:
Net premiums written / Gross premiums written	86.9%	85.3%	88.3%	88.6%	87.0%	90.1%

Losses and loss expenses	44.5%	38.0%	27.4%	75.2%	39.7%	34.1%
Policy acquisition costs	16.9%	19.6%	17.5%	16.8%	19.5%	17.3%
General and administrative expenses (d)	13.5%	14.3%	14.0%	13.3%	14.3%	13.9%

Expense ratio	30.4%	33.9%	31.5%	30.1%	33.8%	31.2%

Combined ratio	74.9%	71.9%	58.9%	105.3%	73.5%	65.3%

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) and operating income (loss) that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income (loss) measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three months and six months ended June 30, 2009.

d)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
			Pro Forma 2009			Pro Forma 2009
(Dollars in thousands)	2010	2009 (a)	(c)	2010	2009 (a)	(c)
Validus Re
Gross premiums written	$284,328	$199,560	$327,109	$924,623	$609,686	$971,580
Reinsurance premiums ceded	(41,175)	(43,070)	(45,265)	(54,285)	(56,359)	(60,023)

Net premiums written	243,153	156,490	281,844	870,338	553,327	911,557
Change in unearned premiums	18,888	7,207	(21,949)	(324,376)	(215,183)	(378,507)

Net premiums earned	262,041	163,697	259,895	545,962	338,144	533,050

Losses and loss expenses	123,793	41,121	32,704	472,713	96,583	127,275
Policy acquisition costs	37,979	29,120	39,026	81,482	57,697	77,441
General and administrative expenses	10,983	14,149	24,057	27,295	27,941	48,003
Share compensation expenses	1,749	1,548	4,023	3,378	3,220	8,184

Total underwriting deductions	174,504	85,938	99,810	584,868	185,441	260,903

Underwriting income (loss) (b)	87,537	77,759	160,085	(38,906)	152,703	272,147

Talbot
Gross premiums written	$253,710	$235,113	$235,113	$524,251	$463,033	$463,033
Reinsurance premiums ceded	(47,728)	(28,862)	(28,862)	(165,259)	(116,239)	(116,239)

Net premiums written	205,982	206,251	206,251	358,992	346,794	346,794
Change in unearned premiums	(30,079)	(41,748)	(41,748)	(9,316)	(37,979)	(37,979)

Net premiums earned	175,903	164,503	164,503	349,676	308,815	308,815
Losses and loss expenses	71,101	83,630	83,630	200,712	160,002	160,002
Policy acquisition costs	38,647	36,114	36,114	73,592	69,271	69,271
General and administrative expenses	24,960	21,927	21,927	50,508	42,141	42,141
Share compensation expenses	1,468	2,098	2,098	3,027	4,433	4,433

Total underwriting deductions	136,176	143,769	143,769	327,839	275,847	275,847

Underwriting income (b)	39,727	20,734	20,734	21,837	32,968	32,968

Corporate & Eliminations
Gross premiums written	$(21,177)	$(9,641)	$(9,641)	$(61,079)	$(37,795)	$(37,795)
Reinsurance premiums ceded	21,177	9,641	9,641	61,079	37,795	37,795

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—

Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(2,500)	(796)	(796)	(4,772)	(1,081)	(1,081)
General and administrative expenses	16,436	5,124	5,124	28,145	9,197	9,197
Share compensation expenses	3,629	1,986	1,986	7,017	5,333	5,333

Total underwriting deductions	17,565	6,314	6,314	30,390	13,449	13,449

Underwriting (loss) (b)	(17,565)	(6,314)	(6,314)	(30,390)	(13,449)	(13,449)

Total underwriting income (loss) (b)	$109,699	$92,179	$174,505	$(47,459)	$172,222	$291,666

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three and six months ended June 30, 2009.

Six Months Ended June 30, 2010 compared to six months ended June 30, 2009
     Net income for the six months ended June 30, 2010 was $61.4 million compared to net income of $232.5 million for the six months ended June 30, 2009, a decrease of $171.1 million. The primary factors driving the decrease in net income were:
•	Decrease in underwriting income of $219.7 million due primarily to increased notable loss events. For the six months ended June 30, 2010, the Company incurred a $416.8 million increase in loss and loss expenses over the six months ended June 30, 2009. This was partially offset by a $248.7 million increase in net premiums earned primarily relating to the IPC Acquisition;

•	An adverse movement in foreign exchange of $17.1 million; and

•	Increase in finance expenses of $9.9 million.

The items above were partially offset by the following factors:

•	Decrease in transaction expenses of $15.9 million relating to the IPC Acquisition that were absent in the three months ended June 30, 2010; and

•	Increase in net investment income and net realized gains on investments of $15.4 million and $49.9 million respectively.
     The change in net income for the six months ended June 30, 2010 of $171.1 million is described in the following table:

	Six Months Ended June 30, 2010
	(Decrease) increase over the six months ended June 30, 2009 (a)
			Corporate and
			other
			reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Notable losses — net losses and loss expenses (c)	$(356,262)	$(60,805)	$—	$(417,067)
Notable losses — net reinstatement premiums (c)	27,662	(3,802)	—	23,860
Other underwriting income (loss)	136,991	53,476	(16,941)	173,526

Underwriting income (b)	(191,609)	(11,131)	(16,941)	(219,681)
Net investment income	17,590	(616)	(1,601)	15,373
Other income	1,368	3,391	(2,948)	1,811
Finance expenses	(1,560)	622	(8,956)	(9,894)

	(174,211)	(7,734)	(30,446)	(212,391)
Taxes	(119)	(4,867)	(6)	(4,992)

	(174,330)	(12,601)	(30,452)	(217,383)

Transaction expenses	—	—	15,851	15,851
Net realized gains on investments	39,821	10,089	—	49,910
Net unrealized (losses) gains on investments	(6,908)	4,559	—	(2,349)
Foreign exchange (losses)	(4,602)	(12,398)	(95)	(17,095)

Net income	$(146,019)	$(10,351)	$(14,696)	$(171,066)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

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

(c)	Notable losses for the six months ended June 30, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots and the Perth hailstorm.
Gross Premiums Written
     Gross premiums written for the six months ended June 30, 2010 were $1,387.8 million compared to $1,034.9 million for the six months ended June 30, 2009, an increase of $352.9 million or 34.1%. The increase in gross premiums written was driven primarily by the impact of the IPC Acquisition and the increase in reinstatement premiums relating to the notable loss events for the six months ended June 30, 2010. The property, marine and specialty lines increased by $273.6 million, $62.5 million and $16.8 million, respectively. Details of gross premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$817,426	58.9%	$543,808	52.5%	50.3%
Marine	353,005	25.4%	290,531	28.1%	21.5%
Specialty	217,364	15.7%	200,585	19.4%	8.4%

Total	$1,387,795	100.0%	$1,034,924	100.0%	34.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re gross premiums written for the six months ended June 30, 2010 were $924.6 million compared to $609.7 million for the six months ended June 30, 2009, an increase of $314.9 million or 51.7%. Details of Validus Re gross premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$673,976	72.9%	$424,646	69.6%	58.7%
Marine	185,396	20.0%	125,505	20.6%	47.7%
Specialty	65,251	7.1%	59,535	9.8%	9.6%

Total	$924,623	100.0%	$609,686	100.0%	51.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The impact of the IPC Acquisition was the primary driver for the increase in gross premiums written. The additional capacity was used to increase lines on renewing deals and to write new business totaling $266.8 million for the six months ended June 30, 2010.
     Validus Re gross premiums written increased across the property, marine and specialty lines by $249.3 million, $59.9 million and $5.7 million, respectively. The increase in the Validus Re property line was due primarily to a $200.3 million increase in new and renewing business and an increase of $13.1 million contributed by the Validus Re Singapore branch, which commenced writing business in January 2010. In addition, there was an $8.0 million increase in earned premium adjustments and a $6.0 million increase in reinstatement premiums relating to the notable loss events for the six months ended June 30, 2010. The increase in gross premiums written in the Validus Re marine lines was due primarily to a $54.3 million increase in new and renewing business. In addition, there was a $12.9 million increase in reinstatement premiums relating to the notable loss events, offset by a $12.4 million reduction in earned premium adjustments for the six months ended June 30, 2010. The increase in gross premiums written in the Validus Re specialty lines was due primarily to a $12.0 million increase in new and renewing business, partially offset by $2.8 million in earned premium adjustments.

     Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot increased by $19.6 million and $4.6 million, respectively on the property and marine lines and decreased by $0.9 million on the specialty lines for the six months ended June 30, 2010. These reinsurance contracts with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the six months ended June 30, 2010 were $524.3 million compared to $463.0 million for the six months ended June 30, 2009, an increase of $61.2 million or 13.2%. The $524.3 million of gross premiums written translated at 2009 rates of exchange would have been $520.2 million during the six months ended June 30, 2010, a decrease of $4.1 million. Details of Talbot gross premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$183,404	34.9%	$139,495	30.1%	31.5%
Marine	182,227	34.8%	175,067	37.8%	4.1%
Specialty	158,620	30.3%	148,471	32.1%	6.8%

Total	$524,251	100.0%	$463,033	100.0%	13.2%

     Talbot gross premiums written increased across the property, marine and specialty lines by $43.9 million, $7.2 million and $10.1 million, respectively. The increase in the Talbot property lines was due primarily to $32.2 million of gross premiums written on the onshore energy lines. The onshore energy team had commenced writing business during the first quarter of 2009, which is the main reason for the increase over the six months ended June 30, 2009. In addition, there was a $18.4 million increase in gross premiums written by Validus Reaseguros, Inc., which acts as an approved Lloyd’s coverholder for Syndicate 1183 targeting the Latin American and Caribbean markets. This increase was partly driven by $7.2 million of reinstatement premiums relating to the Chilean earthquake of which 85% are ceded to Validus Re. The increase in the Talbot marine lines of $7.2 million was due primarily to additional gross premiums written on the marine treaty lines following an increased in client base and increased line sizes. The increase in the Talbot specialty lines was due primarily to $18.5 million of additional gross premiums written by the new aviation team.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the six months ended June 30, 2010 were $158.5 million compared to $134.8 million for the six months ended June 30, 2009, an increase of $23.7 million, or 17.6%. Reinsurance premiums ceded on the property, marine and specialty lines increased by $14.8 million, $5.0 million and $3.9 million, respectively.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$95,501	60.2%	$80,654	59.8%	18.4%
Marine	26,548	16.8%	21,592	16.0%	23.0%
Specialty	36,416	23.0%	32,557	24.2%	11.9%

Total	$158,465	100.0%	$134,803	100.0%	17.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Validus Re. Validus Re reinsurance premiums ceded for the six months ended June 30, 2010 were $54.3 million compared to $56.4 million for the six months ended June 30, 2009, a decrease of $2.1 million, or 3.7%.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$43,275	79.7%	$46,024	81.6%	(6.0)%
Marine	11,293	20.8%	8,766	15.6%	28.8%
Specialty	(283)	(0.5)%	1,569	2.8%	(118.0)%

Total	$54,285	100.0%	$56,359	100.0%	(3.7)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Reinsurance premiums ceded on the Validus Re property lines decreased by $2.7 million, due primarily to a reduction in U.S. property cover and rate reductions in the retro market for the six months ended June 30, 2010. Reinsurance premiums ceded on the Validus Re marine lines increased by $2.5 million due primarily to the reinstatement premiums and purchase of industry loss warranties generated as a result of the Deepwater Horizon event. Reinsurance premiums ceded on the Validus Re specialty lines decreased by $1.9 million six months ended June 30, 2010 due primarily to the non-renewal of specific satellite exposure coverage purchased in the prior period.
Talbot. Talbot reinsurance premiums ceded for the six months ended June 30, 2010 were $165.3 million compared to $116.2 million for the six months ended June 30, 2009, an increase of $49.0 million or 42.2%. The increase is primarily due to reinsurance premiums ceded on the onshore energy lines, as discussed above, additional surplus and quota share costs following the increase in premiums written through Talbot’s overseas offices and reinstatement premiums relating to the Chilean earthquake and Deepwater Horizon losses.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$92,178	55.8%	$54,963	47.3%	67.7%
Marine	29,874	18.1%	22,867	19.7%	30.6%
Specialty	43,207	26.1%	38,409	33.0%	12.5%

Total	$165,259	100.0%	$116,239	100.0%	42.2%

     Reinsurance premiums ceded on the Talbot property lines increased by $37.2 million for the six months ended June 30, 2010. The increase was primarily due to a $16.8 million increase in premiums ceded on the onshore energy lines, a $9.2 million increase in premiums ceded under the property quota share and surplus treaty and reinstatements of $6.2 million relating to the Chilean earthquake. Reinsurance premiums ceded on the Talbot marine lines increased by $7.0 million for the six months ended June 30, 2010 primarily due to $5.9 million in additional quota share costs over the six months ended June 30, 2009. Reinsurance premiums ceded on the Talbot Specialty lines increased by $4.8 million for the six months ended June 30, 2010 primarily due to a $2.0 million increase in excess of loss costs relating to the political risk line. Talbot reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the six months ended June 30, 2010 increased by $17.6 million as compared to the six months ended June 30, 2009. The increase was primarily due to increased business written on the energy onshore lines. Reinsurance premiums ceded on the property and marine lines under the quota share, surplus treaty and excess of loss contracts with Validus Re increased by $19.6 million and $4.6 million, respectively, compared to the six months ended June 30, 2009. These agreements are eliminated upon consolidation.

Net Premiums Written
     Net premiums written for the six months ended June 30, 2010 were $1,229.3 million compared to $900.1 million for the six months ended June 30, 2009, an increase of $329.2 million, or 36.6%. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2010 and 2009 were 88.6% and 87.0%, respectively. Details of net premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$721,927	58.7%	$463,154	51.4%	55.9%
Marine	326,456	26.6%	268,939	29.9%	21.4%
Specialty	180,947	14.7%	168,028	18.7%	7.7%

Total	$1,229,330	100.0%	$900,121	100.0%	36.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums written for the six months ended June 30, 2010 were $870.3 million compared to $553.3 million for the six months ended June 30, 2009, an increase of $317.0 million or 57.3%. Details of Validus Re net premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$630,701	72.5%	$378,622	68.4%	66.6%
Marine	174,103	20.0%	116,739	21.1%	49.1%
Specialty	65,534	7.5%	57,966	10.5%	13.1%

Total	$870,338	100.0%	$553,327	100.0%	57.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 94.1% and 90.8% for the six months ended June 30, 2010 and 2009, respectively. The increase in the ratio of net premiums written to gross premiums written is a result of the increase in gross premiums written following the IPC Acquisition while reinsurance premium ceded remained relatively constant.
Talbot. Talbot net premiums written for the six months ended June 30, 2010 were $359.0 million compared to $346.8 million for the six months ended June 30, 2009, an increase of $12.2 million or 3.5%. Details of Talbot net premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$91,226	25.4%	$84,532	24.4%	7.9%
Marine	152,353	42.4%	152,200	43.9%	0.1%
Specialty	115,413	32.2%	110,062	31.7%	4.9%

Total	$358,992	100.0%	$346,794	100.0%	3.5%

     The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2010 and 2009 were 68.5% and 74.9%, respectively. This decrease was due primarily to the increase in quota share costs on the onshore energy lines, marine treaty lines and reinstatement premiums following the Chilean earthquake and Deepwater Horizon losses.
Change in Unearned Premiums
     Change in unearned premiums for the six months ended June 30, 2010 was ($333.7) million compared to ($253.2) million for the six months ended June 30, 2009, a change of ($80.5) million or 31.8%.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009 (a)
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(460,166)	$(331,840)	38.7%
Change in prepaid reinsurance premium	126,474	78,678	60.7%

Net change in unearned premium	$(333,692)	$(253,162)	31.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re’s net change in unearned premiums for the six months ended June 30, 2010 was ($324.4) million compared to ($215.2) million for the six months ended June 30, 2009, a change of ($109.2) million, or 50.7%. The rate of change in unearned premiums has increased due primarily to the earnings effect of the increased premiums written as a result of the IPC Acquisition.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009 (a)
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(407,280)	$(238,624)	70.7%
Change in prepaid reinsurance premium	82,904	23,441	253.7%

Net change in unearned premium	$(324,376)	$(215,183)	50.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Talbot. The Talbot net change in unearned premiums for the six months ended June 30, 2010 was ($9.3) million compared to ($38.0) million for the six months ended June 30, 2009, a change of $28.7 million, or 75.5%.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands	Premiums	Premiums	% Change
Change in gross unearned premium	$(52,886)	$(93,216)	(43.3)%
Change in prepaid reinsurance premium	43,570	55,237	(21.1)%

Net change in unearned premium	$(9,316)	$(37,979)	(75.5)%

     The net change in unearned premium is largely driven by seasonality of earnings and also as a result of the increased gross premiums written in the property lines, specifically onshore energy exposures and premiums written by Validus Reaseguros, Inc. on the property treaty lines, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Net Premiums Earned
     Net premiums earned for the six months ended June 30, 2010 were $895.6 million compared to $647.0 million for the six months ended June 30, 2009, an increase of $248.7 million or 38.4%. The increase in net premiums earned was driven by increased premiums earned in the Validus Re segment of $207.8 million and increased premiums earned in the Talbot segment of $40.9 million.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$473,082	52.8%	$293,959	45.4%	60.9%
Marine	215,818	24.1%	189,254	29.3%	14.0%
Specialty	206,738	23.1%	163,746	25.3%	26.3%

Total	$895,638	100.0%	$646,959	100.0%	38.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums earned for the six months ended June 30, 2010 were $546.0 million compared to $338.1 million for the six months ended June 30, 2009, an increase of $207.8 million or 61.5%. The increase in Validus Re net premiums earned was due primarily to the IPC Acquisition.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$397,887	72.9%	$232,649	68.8%	71.0%
Marine	89,183	16.3%	58,988	17.4%	51.2%
Specialty	58,892	10.8%	46,507	13.8%	26.6%

Total	$545,962	100.0%	$338,144	100.0%	61.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in net premiums earned is due primarily to $65.4 million of historical IPC premiums earned from business in force at the time of the IPC Acquisition and $104.6 million increase in gross premiums earned on new and renewing premiums. In addition, there was a $18.2 million increase in reinstatement premiums earned and a $24.7 million increase in related party premiums earned through the Talbot quota share, surplus treaty and excess of loss contracts.
Talbot. Talbot net premiums earned for the six months ended June 30, 2010 were $349.7 million compared to $308.8 million for the six months ended June 30, 2009, an increase of $40.9 million or 13.2%.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$75,195	21.5%	$61,310	19.8%	22.6%
Marine	126,635	36.2%	130,266	42.2%	(2.8)%
Specialty	147,846	42.3%	117,239	38.0%	26.1%

Total	$349,676	100.0%	$308,815	100.0%	13.2%

     The increase in Talbot net premiums earned is due primarily to the increased levels of net premiums written by the onshore energy, aviation and other treaty lines over the six months ended June 30, 2010 compared with the six months ended June 30, 2009 as discussed above, together with earnings generated in 2010 in respect of increases in premium written in 2009.
Losses and Loss Expenses
     Losses and loss expenses for the six months ended June 30, 2010 were $673.4 million compared to $256.6 million for the six months ended June 30, 2009, an increase of $416.8 million or 162.5%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the six months ended June 30, 2010 and 2009 were 75.2% and 39.7%, respectively. Details of loss ratios by line of business are provided below.

	Six Months Ended	Six Months Ended	Percentage
	June 30, 2010	June 30, 2009 (a)	point change
Property	93.8%	20.0%	73.8
Marine	66.0%	60.0%	6.0
Specialty	42.2%	51.4%	(9.2)
All lines	75.2%	39.7%	35.5

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2010.

	Six Months Ended June 30, 2010
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$742,510	$903,986	$(24,362)	$1,622,134
Losses recoverable at period beginning	(49,808)	(156,319)	24,362	(181,765)

Net reserves at period beginning	692,702	747,667	—	1,440,369

Incurred losses — current year	502,068	247,649	—	749,717
Change in prior accident years	(29,355)	(46,937)	—	(76,292)

Incurred losses	472,713	200,712	—	673,425

Paid losses	(183,038)	(123,046)	—	(306,084)
Foreign exchange	(13,044)	(10,140)	—	(23,184)

Net reserves at period end	969,333	815,193	—	1,784,526

Losses recoverable	60,145	327,522	(194,063)	193,604

Gross reserves at period end	$1,029,478	$1,142,715	$(194,063)	$1,978,130

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss reserve development on prior years totaled $76.3 million. $29.4 million of the favorable development related to the Validus Re segment and $46.9 million related to the Talbot segment. This favorable loss reserve development benefitted the Company’s loss ratio by 8.5 percentage points for the six months ended June 30, 2010. For the six months ended June 30, 2010, the Company incurred $417.1 million of notable losses, which represented 46.6 percentage points of the loss ratio. During the six months ended June 30, 2010, the Company made a provision for loss and loss expenses of $20.0 million for a reserve for potential development on 2010 events. This represented 2.2 percentage points on the loss ratio. For the six months ended June 30, 2009, the Company incurred $28.3 million of notable losses which represented 4.4 percentage points of the loss ratio. The Company’s loss ratios, excluding prior year development and notable loss events for the six months ended June 30, 2010 and 2009 were 37.1% and 38.6%, respectively.

     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent losses. The Company’s actual ultimate net loss may vary materially from estimates.
     At June 30, 2010 and 2009, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the six months ended June 30, 2010.

	As at June 30, 2010
			Total Gross Reserve for
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Losses and Loss Expenses
Property	$487,032	$472,328	$959,360
Marine	314,443	295,970	610,413
Specialty	150,746	257,611	408,357

Total	$952,221	$1,025,909	$1,978,130

	As at June 30, 2010
			Total Net Reserve for
(Dollars in thousands)	Net Case Reserves	Net IBNR	Losses and Loss Expenses
Property	$457,214	$459,665	$916,879
Marine	256,096	266,363	522,459
Specialty	129,523	215,665	345,188

Total	$842,833	$941,693	$1,784,526

Validus Re. Validus Re losses and loss expenses for the six months ended June 30, 2010 were $472.7 million compared to $96.6 million for the six months ended June 30, 2009, an increase of $376.1 million or 389.4%. The Validus Re loss ratio, defined as losses and loss expenses divided by net premiums earned, was 86.6% and 28.6% for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, Validus Re incurred $356.3 million of notable losses, which represented 65.3 percentage points of the segment loss ratio. For the six months ended June 30, 2009, Validus Re incurred $19.4 million of notable losses, which represented 5.7 percentage points of the segment loss ratio. Validus Re segment loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2010 and 2009 were 26.7% and 24.3%, respectively.

	Six Months Ended June 30,
			Percentage
	2010	2009 (a)	point change
Property — current year	99.9%	23.6%	76.3
Property — change in prior accident years	(5.5)%	(3.4)%	(2.1)

Property — loss ratio	94.4%	20.2%	74.2

Marine — current year	94.1%	56.9%	37.2
Marine — change in prior accident years	(8.6)%	8.4%	(17.0)

Marine — loss ratio	85.5%	65.3%	20.2

Specialty — current year	35.1%	27.7%	7.4
Specialty — change in prior accident years	0.3%	(3.9)%	4.2

Specialty – loss ratio	35.4%	23.8%	11.6

All lines — current year	92.0%	30.0%	62.0
All lines — change in prior accident years	(5.4)%	(1.4)%	(4.0)

All lines — loss ratio	86.6%	28.6%	58.0

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

For the six months ended June 30, 2010, the Validus Re property lines includes $397.5 million related to current year losses and $21.9 million of favorable development relating to prior accident years. This favorable development is attributable to reduced loss estimated for the Dublin and U.K. flood events and windstorm Kyrill, as well as lower than expected claim development elsewhere. For the six months ended June 30, 2010, Validus Re’s property lines incurred $295.6 million of notable losses, which represented 74.3 percentage points of the property loss ratio. For the six months ended June 30, 2009, Validus Re’s property lines incurred $16.7 million of notable losses, which represented 7.1 percentage points of the property lines loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2010 and 2009 were 25.6% and 16.5%, respectively.
     For the six months ended June 30, 2010, the Validus Re marine lines includes $83.9 million related to current year losses and $7.6 million of favorable development relating to prior accident years. For the six months ended June 30, 2010, Validus Re marine lines incurred $53.2 million of notable losses, which represented 59.7 percentage points of the marine loss ratio. For the six months ended June 30, 2009, the Validus Re marine lines did not experience any notable losses. Validus Re marine line loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2010 and 2009 were 34.4% and 56.9%, respectively.
     For the six months ended June 30, 2010, the Validus Re specialty lines includes $20.7 million related to current year losses and $0.2 million of adverse development relating to prior accident years. For the six months ended June 30, 2010, Validus Re specialty lines incurred $7.5 million of notable losses, which represented 12.7 percentage points of the specialty loss ratio. Validus Re specialty lines loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2010 and 2009 were 22.4% and 23.1%, respectively.
Talbot. Talbot losses and loss expenses for the six months ended June 30, 2010 were $200.7 million compared to $160.0 million for the six months ended June 30, 2009, an increase of $40.7 million, or 25.4%. Talbot incurred $247.6 million related to current year losses and $46.9 million of favorable loss development relating to prior accident years. Favorable loss reserve development benefitted the segment loss ratio by 13.4 percentage points for the six months ended June 30, 2010. For the six months ended June 30, 2010, Talbot incurred $60.8 million of notable losses, which represented 17.4 percentage points of the segment loss ratio. For the six months ended June 30, 2009, Talbot incurred $8.9 million of notable losses, which represented 2.9 percentage points of the segment loss ratio. Talbot loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2010 and 2009 were 53.4% and 54.2%, respectively. Details of loss ratios by line of business and calendar period are provided below.

	Six months ended June 30,
			Percentage
	2010	2009	point change
Property — current year	109.4%	45.8%	63.6
Property — change in prior accident years	(18.7)%	(26.6)%	7.9

Property — loss ratio	90.7%	19.2%	71.5

Marine — current year	67.6%	60.6%	7.0
Marine — change in prior accident years	(15.3)%	(2.9)%	(12.4)

Marine — loss ratio	52.3%	57.7%	(5.4)

Specialty — current year	54.0%	59.3%	(5.3)
Specialty — change in prior accident years	(9.2)%	3.1%	(12.3)

Specialty – loss ratio	44.8%	62.4%	(17.6)

All lines — current year	70.8%	57.1%	13.7
All lines — change in prior accident years	(13.4)%	(5.3)%	(8.1)

All lines — loss ratio	57.4%	51.8%	5.6

For the six months ended June 30, 2010, the Talbot property lines includes $82.3 million related to current year losses and $14.1 million of favorable loss development relating to prior accident years. The prior year favorable development is primarily due to lower than expected claim development on the property facultative and binder accounts, together with favorable development on hurricanes Katrina and Ike. For the six months ended June 30, 2010, the Talbot property lines incurred $42.5 million of notable losses, which represented 56.5 percentage points of the property lines loss ratio. For the six months ended June 30, 2009, the Talbot property lines incurred $0.6 million of notable losses, which represented 1.0 percentage points of the property loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the six months ended June 30, 2010 and 2009 were 52.9% and 44.8%, respectively.
     For the six months ended June 30, 2010, the Talbot marine lines includes $85.6 million related to current year losses and $19.4 million of favorable development relating to prior accident years. The prior year favorable development is due to lower than expected attritional loss development mainly on the Hull lines. For the six months ended June 30, 2010, the Talbot marine lines incurred $17.0 million of notable losses, which represented 13.4 percentage points of the marine loss ratio. For the six months ended June 30, 2009, the Talbot marine lines did not experience any notable loss events. Talbot marine lines loss ratios, excluding prior year development and the loss events identified above, for the six months ended June 30, 2010 and 2009 were 54.2% and 60.6%, respectively.
     For the six months ended June 30, 2010, the Talbot specialty lines includes $79.8 million relating to current year losses and $13.5 million due to favorable development on prior accident years. The prior year favorable development is primarily due to lower than expected claims across most of the specialty sub-classes. For the six months ended June 30, 2010, Talbot incurred $1.3 million of notable losses, which represented 0.9 percentage points of the specialty loss ratio. For the six months ended June 30, 2009, the Talbot specialty lines incurred $8.3 million of notable losses, which represented 7.1 percentage points of the loss ratio. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the six months ended June 30, 2010 and 2009 were 53.1% and 52.2%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the six months ended June 30, 2010 were $150.3 million compared to $125.9 million for the six months ended June 30, 2009, an increase of $24.4 million or 19.4%. Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2010 and 2009 were 16.8% and 19.5%, respectively.

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$67,716	45.0%	14.3%	$48,299	38.4%	16.4%	40.2%
Marine	41,145	27.4%	19.1%	42,929	34.1%	22.7%	(4.2)%
Specialty	41,441	27.6%	20.0%	34,659	27.5%	21.2%	19.6%

Total	$150,302	100.0%	16.8%	$125,887	100.0%	19.5%	19.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Validus Re. Validus Re policy acquisition costs for the six months ended June 30, 2010 were $81.5 million compared to $57.7 million for the six months ended June 30, 2009, an increase of $23.8 million or 41.2%.

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$59,440	73.0%	14.9%	$38,241	66.3%	16.4%	55.4%
Marine	14,516	17.8%	16.3%	13,662	23.7%	23.2%	6.3%
Specialty	7,526	9.2%	12.8%	5,794	10.0%	12.5%	29.9%

Total	$81,482	100.0%	14.9%	$57,697	100.0%	17.1%	41.2%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Validus Re policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2010 and 2009 were 14.9% and 17.1%, respectively. The Validus Re policy acquisition ratio decreased largely due to a 6.9 percentage point decrease on the marine policy acquisition ratio. The decrease in the marine policy acquisition ratio was due to a combination of adjustments to earned commission rates on the 2007 underwriting years and an increased proportion of reinstatement premiums over the six months ended June 30, 2010 which generally experience lower acquisition costs.
Talbot. Talbot policy acquisition costs for the six months ended June 30, 2010 were $73.6 million compared to $69.3 million for the six months ended June 30, 2009, an increase of $4.3 million or 6.2%.

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$12,880	17.5%	17.1%	$11,139	16.0%	18.2%	15.6%
Marine	26,709	36.3%	21.1%	29,267	42.3%	22.5%	(8.7)%
Specialty	34,003	46.2%	23.0%	28,865	41.7%	24.6%	17.8%

Total	$73,592	100.0%	21.0%	$69,271	100.0%	22.4%	6.2%

     Talbot policy acquisition costs as a percent of net premiums earned were 21.0% and 22.4%, respectively, for the six months ended June 30, 2010 and 2009. The decrease in the acquisition cost ratio is primarily driven by the impact of reinsurance commissions.
General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2010 were $105.9 million compared to $79.3 million for the six months ended June 30, 2009, an increase of $26.7 million or 33.6%. The increase was primarily a result of increased Corporate segment expenses of $18.9 million and increased Talbot expenses of $8.3 million.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$27,295	25.7%	$27,941	35.2%	(2.3)%
Talbot	50,508	47.7%	42,141	53.2%	19.9%
Corporate & Eliminations	28,145	26.6%	9,197	11.6%	206.0%

Total	$105,948	100.0%	$79,279	100.0%	33.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     General and administrative expenses of $105.9 million in the six months ended June 30, 2010 represents 11.8 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the six months ended June 30, 2010 were $27.3 million compared to $27.9 million for the six months ended June 30, 2009, a decrease of $0.6 million or 2.3%.
Talbot. Talbot general and administrative expenses for the six months ended June 30, 2010 were $50.5 million compared to $42.1 million for the six months ended June 30, 2009, an increase of $8.4 million or 19.9%. Talbot general and administrative expenses have increased primarily as a result of the increase of $3.5 million in Talbot’s syndicate costs, Lloyd’s subscription and central fund costs due to higher gross premiums written. Talbot’s general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2010 and 2009 were 14.4% and 13.6%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the six months ended June 30, 2010 were $28.1 million compared to $9.2 million for the six months ended June 30, 2009, an increase of $18.9 million or 205.4%. During the first quarter of 2010, to better align the Company’s operating and reporting structure with its current strategy, there was a change in segment structure. Prior periods have not been restated as the change is immaterial to the consolidated financial statements. This change was to allocate all ‘non-core underwriting’ expenses, predominantly general and administration and stock compensation expenses to the corporate function. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the company as a whole. General and administrative expenses have increased as a result of an increase in headcount from 66 at June 30, 2009 to 89 at June 30, 2010. In addition, there was an increase of $2.6 million in legal fees and other expenses for the six months ended June 30, 2010.
Share Compensation Expenses
     Share compensation expenses for the six months ended June 30, 2010 were $13.4 million compared to $13.0 million for the six months ended June 30, 2009, an increase of $0.4 million or 3.4%. These expenses are non-cash and have no net effect on total shareholders’ equity, as they are balanced by an increase in additional paid-in capital.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$3,378	25.1%	$3,220	24.8%	4.9%
Talbot	3,027	22.6%	4,433	34.1%	(31.7)%
Corporate & Eliminations	7,017	52.3%	5,333	41.1%	31.6%

Total	$13,422	100.0%	$12,986	100.0%	3.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Share compensation expenses of $13.4 million in the six months ended June 30, 2010 represent 1.5 percentage points of the general and administrative expense ratio.

Validus Re. Validus Re share compensation expenses for the six months ended June 30, 2010 were $3.4 million compared to $3.2 million for the six months ended June 30, 2009, an increase of $0.2 million or 4.9%. Share compensation expenses as a percent of net premiums earned for the six months ended June 30, 2010 and 2009 were 0.6% and 1.0%, respectively.
Talbot. Talbot share compensation expenses for the six months ended June 30, 2010 were $3.0 million compared to $4.4 million for the six months ended June 30, 2009, a decrease of $1.4 million or 31.7%. This decrease was due to lower costs in the six months ended June 30 ,2010 as a result of accelerated vesting in the six months ended June 30, 2009. Share compensation expenses as a percent of net premiums earned for the six months ended June 30, 2010 and 2009 were 0.9% and 1.4%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the six months ended June 30, 2010 were $7.0 million compared to $5.3 million for the six months ended June 30, 2009, an increase of $1.7 million or 31.6%.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2010 and 2009.

	Six Months Ended	Six Months Ended	Percentage
	June 30, 2010	June 30, 2009 (a)	point change
Losses and loss expenses	75.2%	39.7%	35.5
Policy acquisition costs	16.8%	19.5%	(2.7)
General and administrative expenses (b)	13.3%	14.3%	(1.0)

Expense ratio	30.1%	33.8%	(3.7)

Combined ratio	105.3%	73.5%	31.8

	Six Months Ended	Six Months Ended	Percentage
Validus Re	June 30, 2010	June 30, 2009 (a)	point change
Losses and loss expenses	86.6%	28.6%	58.0
Policy acquisition costs	14.9%	17.1%	(2.2)
General and administrative expenses (b)	5.6%	9.2%	(3.6)

Expense ratio	20.5%	26.3%	(5.8)

Combined ratio	107.1%	54.9%	52.2

	Six Months Ended	Six Months Ended	Percentage
Talbot	June 30, 2010	June 30, 2009	point change
Losses and loss expenses	57.4%	51.8%	5.6
Policy acquisition costs	21.0%	22.4%	(1.4)
General and administrative expenses (b)	15.3%	15.1%	0.2

Expense ratio	36.3%	37.5%	(1.2)

Combined ratio	93.7%	89.3%	4.4

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.

     General and administrative expense ratios for the six months ended June 30, 2010 and 2009 were 13.3% and 14.3%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009 (a)
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$105,948	11.8%	$79,279	12.3%
Share compensation expenses	13,422	1.5%	12,986	2.0%

Total	$119,370	13.3%	$92,265	14.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Underwriting (Loss) Income
     Underwriting (loss) income for the six months ended June 30, 2010 was ($47.5) million compared to $172.2 million for the six months ended June 30, 2009, a decrease of $219.7 million or 127.6%.

	Six Months ended June 30,
		% of Sub		% of Sub
(Dollars in thousands)	2010	total	2009 (a)	total	% Change
Validus Re	$(38,906)	227.9%	$152,703	82.2%	(125.5)%
Talbot	21,837	(127.9)%	32,968	17.8%	(33.8)%

Sub total	(17,069)	100.0%	185,671	100.0%	(109.2)%

Corporate & Eliminations	(30,390)		(13,449)		(126.0)%

Total	$(47,459)		$172,222		(127.6)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure is previously defined. Underwriting income, as set net in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition of subtraction of net investment income, other income, finance expenses, transaction expenses, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses).

	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009 (a)
Underwriting income (loss)	$(47,459)	$172,222
Net investment income	69,108	53,735
Other income	3,585	1,774
Finance expenses	(28,369)	(18,475)
Foreign exchange (losses) gains	(12,863)	4,232
Gain on bargain purchase, net of expenses	—	(15,851)
Net realized gains (losses) on investments	23,839	(26,071)
Net unrealized gains (losses) on investments	57,053	59,402

Net income before taxes	$64,894	$230,968

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

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
Net Investment Income
     Net investment income for the six months ended June 30, 2010 was $69.1 million compared to $53.7 million for the six months ended June 30, 2009, an increase of $15.4 million or 28.6%. Net investment income increased due primarily to a larger fixed maturity portfolio as a result of the IPC Acquisition. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the six months ended June 30, 2010 and 2009 are as presented below.

	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009 (a)	% Change
Fixed maturities and short-term investments	$72,101	$52,914	36.3%
Cash and cash equivalents	897	1,881	(52.3)%
Securities lending income	119	512	(76.8)%

Total investment income	73,117	55,307	32.2%
Investment expenses	(4,009)	(1,572)	155.0%

Net investment income	$69,108	$53,735	28.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.36% and 3.14% for the six months ended June 30, 2010 and 2009, respectively and the average duration at June 30, 2010 was 2.2 years (December 31, 2009 – 2.2 years).
Finance Expenses
     Finance expenses for the six months ended June 30, 2010 were $28.4 million compared to $18.5 million for the six months ended June 30, 2009, an increase of $9.9 million or 53.6%. The increase was primarily driven by $9.6 million in interest expense relating to the 8.875% Senior Notes due 2010 which were issued in the first quarter of 2010.
     Finance expenses also include the amortization of debt offering costs and discounts and fees related to our credit facilities.

	Six Months Ended June 30, 2010
(Dollars in thousands)	2010	2009 (a)	% Change
9.069% Junior Subordinated Deferrable Debentures	$7,177	$7,177	0.0%
8.480% Junior Subordinated Deferrable Debentures	6,057	6,696	(9.5)%
8.875% Senior Notes due 2040	9,575	—	NM
Credit facilities	2,420	840	188.1%
Talbot FAL Facility	333	105	217.1%
Talbot other interest	59	—	NM
Talbot third party FAL facility	2,748	3,657	(24.9)%

Finance expenses	$28,369	$18,475	53.6%

NM: Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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
     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the six months ended June 30, 2010 were $2.8 million compared to $3.7 million for the six months ended June 30, 2009, a decrease of $0.9 million. This decrease was due to the absence of FAL finance charges related to the 2006 year of account, which has now closed.
Net Realized Gains (Losses) on Investments
     Net realized gains on investments for the six months ended June 30, 2010 were $23.8 million compared to (losses) of ($26.1) million for the six months ended June 30, 2009.

Net Unrealized Gains (Losses) on Investments
     Net unrealized gains on investments for the six months ended June 30, 2010 were $57.1 million compared to gains of $59.4 million for the six months ended June 30, 2009. The net unrealized gains in the six months ended June 30, 2010 resulted from improved market conditions for fixed income securities.
     Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these statements, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were identified as trading in inactive markets. The change in fair value for the identified non-Agency RMBS securities was a $1.6 million increase in net unrealized loss on investments for the six months ended June 30, 2010. Further details are provided in the Investments section below.
Other Income
     Other income for the six months ended June 30, 2010 was $3.6 million compared to $1.8 million for the six months ended June 30, 2009, an increase of $1.8 million or 102.1%.
Foreign Exchange (Losses) Gains
     Foreign exchange (losses) for the six months ended June 30, 2010 were ($12.9) million compared to gains of $4.2 million for the six months ended June 30, 2009, an increase in foreign exchange (losses) of $17.1 million. The increase in foreign exchange (losses) was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. For the six months ended June 30, 2010, Validus Re and Talbot recognized foreign exchange (losses) of ($6.0) million and ($6.8) million, respectively.
     For the six months ended June 30, 2010, the Validus Re segment foreign exchange (losses) were ($6.0) million compared to (losses) of ($1.4) million for the six months ended June 30, 2009, an increase of ($4.6) million. The increase in Validus Re foreign exchange (losses) was due to the net long position on premium receivable assets denominated in Euro and British pound sterling. During the six months ended June 30, 2010, the Euro and British pound sterling depreciated by 14.8 and 5.4 percent, respectively.
     For the six months ended June 30, 2010, the Talbot segment foreign exchange (losses) were ($6.8) million compared to gains of $5.6 million for the six months ended June 30, 2009, an increase in foreign exchange (losses) of $12.4 million. The adverse change in Talbot segment foreign exchange (losses) was due primarily to a weakening of the British pound sterling relative to the U.S dollar for the six months ended June 30, 2010. The British pound sterling to U.S. Dollar exchange rates were 1.59 and 1.51 at December 31, 2009 and June 30, 2010, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
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

Tax (Expenses) Benefit
          Tax expense for the six months ended June 30, 2010 was ($3.5) million compared to a benefit of $1.5 million for the six months ended June 30, 2009, a change of $5.0 million. This was predominantly due to increased U.K. taxable profits in the Talbot segment. The income tax benefit for the six months ended June 30, 2009 was due to U.K. taxable losses, due primarily to syndicate 1183’s 2008 and 2009 years of account.
Other Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income (loss), underwriting income, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the six months ended June 30, 2010 and 2009 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at June 30, 2010 and December 31, 2009.

	As at June 30, 2010
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$3,602,926	111,407,993		$32.34

Diluted book value per common share
Total shareholders’ equity	3,602,926	111,407,993
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	63,920	3,222,164	$19.84
Unvested restricted shares	—	3,058,281

Diluted book value per common share	$3,806,422	125,640,576		$30.30

	As at December 31, 2009
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$4,031,120	128,459,478		$31.38

Diluted book value per common share
Total shareholders’ equity	4,031,120	128,459,478
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	65,159	3,278,015	$19.88
Unvested restricted shares	—	3,020,651

Diluted book value per common share	$4,235,855	142,710,282		$29.68

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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash provided (used in) by investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2010 and 2009 is described in the following table.

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009 (a)	% Change
Net cash provided by operating activities	$263,582	$209,811	25.6%
Net cash provided by (used in) investing activities	101,434	(310,974)	132.6%
Net cash (used in) provided by financing activities	(243,398)	28,080	966.8%
Effect of foreign currency rate changes on cash and cash equivalents	(16,714)	13,325	(225.4)%

Net increase (decrease) in cash	$104,904	$(59,758)	(275.5)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     During the six months ended June 30, 2010, net cash provided by operating activities of $263.6 million was driven primarily by a $452.5 million change in unearned premiums relating to increased premiums written following the IPC Acquisition. In addition, there was an increase of $367.8 million in reserve for losses and loss expenses primarily due to the increase notable loss events in the six months ended June 30, 2010 and a $61.4 million contribution from net income in the six months ended June 30, 2010. These amounts were partially offset by an increase of $383.7 million in premiums receivable and a combined $166.2 million decrease in deferred acquisition costs and prepaid reinsurance premiums. Net cash provided by investing activities of $101.4 million was driven primarily by the net sales of short term investments. Net cash used in financing activities of $243.4 million was driven primarily by the purchase of $444.0 million of common shares under the share repurchase program and the payment of $56.0 million in quarterly dividend, partially offset by the issuance $246.8 million of 8.875% Senior Notes due 2040.
     During the six months ended June 30, 2009, net cash provided by operating activities of $209.8 million was driven primarily by net income of $232.5 million. Cash provided by operating activities was impacted by the relative movement in change in reserves for losses and loss expenses for the six months ended June 30, 2009, due primarily to the settlement of 2008 loss reserves. Net cash used in investing activities of was driven primarily by the investment of operating surpluses. Net cash provided by financing activities of $28.1 million was driven primarily by an increase in securities lending payable of $63.2 million, partially offset by quarterly dividend payments of $34.0 million.

     As at June 30, 2010, the Company’s portfolio was composed of fixed income investments including; cash, short-term investments, agency securities and sovereign securities amounting to $5,270.9 million or 91.4% of total cash and investments. Details of the Company’s debt and financing arrangements at June 30, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2012	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2012	—
$500,000 secured letter of credit facility	March 12, 2012	239,056
Talbot FAL facility	April 13, 2011	25,000
$350,000 IPC Bi-Lateral Facility	December 31, 2010	77,603

Total		$881,459

Capital Resources
     Shareholders’ equity at June 30, 2010 was $3,602.9 million.
     On February 17, 2010, the Company announced that its Board of Directors (the “Board”) had increased the Company’s annual dividend by 10% from $0.80 to $0.88 per common share and common share equivalent for which each outstanding warrant is exercisable. On May 5, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent, for which each outstanding warrant is then exercisable, payable on June 30, 2010 to holders of record on June 15, 2010. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
     On August 4, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2010 to holders of record on September 15, 2010.
     The Company may from time to time repurchase its securities, including common shares and Junior Subordinated Deferrable Debentures. On February 17, 2010, the Board authorized the Company to return up to $750.0 million to shareholders. To this end, the Board expanded the Company’s current share repurchase program authorizing the Company to repurchase up to $750.0 million of common shares. This amount is in addition to, and in excess of, the $135.5 million of common shares repurchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program announced in November 2009. This amount is in addition to the Company’s previously authorized $750.0 million share repurchase program. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. For the period November 4, 2009 through August 4, 2010 the Company repurchased 20,761,694 shares at a cost of $532.4 million under the share repurchase program.
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
     The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	June 30, 2010
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$2,712,291
IPCRe, Ltd	776,602

Total Validus Reinsurance, Ltd. (consolidated)	3,488,893
Talbot Holdings, Ltd	650,653

Total consolidated capitalization	4,139,546
Senior notes payable	(246,820)
Debentures payable	(289,800)

Total shareholders’ equity	$3,602,926

     Please refer to the discussion of capital resources in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no other material changes to this discussion.
Recent accounting pronouncements
     Please refer to Note 2 to the consolidated financial statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at June 30, 2010.

(Dollars in thousands)	Commitments (1)	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800
8.875% Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	239,056
Talbot FAL Facility (2)	25,000	25,000
$350,000 IPC Bi-Lateral Facility	350,000	77,603

Total	$1,875,000	$881,459

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Please refer to Note 8 to the consolidated financial statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.
Ratings
A.M. Best The ratings assigned by The A.M. Best Company (“A.M. Best”) were most recently affirmed on September 9, 2009. The ratings assigned by A.M. Best to the Company and its subsidiaries are as follows: Validus

Holdings, Ltd. issuer credit rating of “bbb-“ and the Company’s indicative ratings for securities available under the shelf registration at “bbb-“ on senior debt, “bb+” on subordinated debt and “bb” on preferred stock. Financial strength ratings at A- and issuer credit ratings at “a-“ for Validus Reinsurance Ltd., IPCRe and IPCRe Europe Ltd. The outlook is stable for all ratings assigned by A.M. Best.
On January 27, 2010, A.M. Best assigned a debt rating of “bbb-“ to the Company’s $250.0 million 8.875% senior notes due 2040. The assigned outlook for the notes is stable.
Standard & Poor’s On January 20, 2010, Standard & Poor’s (“S&P”) assigned a “BBB-“ rating to the Company’s $250.0 million 30 year senior notes due 2040. At the same time, S&P affirmed their “BBB-“ counterparty credit rating on the Company. The outlook on the counterparty credit rating is “Positive”, having been revised from “Stable” on July 10, 2009. On September 8, 2009, S&P published a full credit analysis on Validus which confirmed the BBB- counterparty credit rating with a positive outlook.
Moody’s Investors Service On January 20, 2010, Moody’s Investors Service “Moody’s” assigned a Baa2 rating to the 30 year senior unsecured debt of Validus. At the same time, Moody’s affirmed the other ratings on the Company and its subsidiaries as follows. Validus Holdings, Ltd. long term issuer rating at “Baa2”. Validus Reinsurance, Ltd. insurance financial strength at “A3”. The outlook is stable for all ratings assigned by Moody’s.
Fitch Ratings On May 13, 2010, Fitch Ratings (“Fitch”) initiated coverage on Validus by issuing an “A-“ Insurer Financial Strength rating to Validus Reinsurance, Ltd., a “BBB+” Issuer Default Rating to Validus Holdings, Ltd., and a “BBB” rating to Validus Holdings, Ltd.’s senior unsecured notes. All Fitch ratings were assigned with a stable outlook.
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
     Substantially all of the fixed maturity investments held at June 30, 2010 were publicly traded. At June 30, 2010, the average duration of the Company’s fixed maturity portfolio was 2.2 years (December 31, 2009: 2.2 years) and the average rating of the portfolio was AA+ (December 31, 2009: AA+). At June 30, 2010, the total fixed maturity portfolio was $4,975.0 million (December 31, 2009: $4,869.4 million), of which $3,111.8 million (December 31, 2009: $3,287.9 million) were rated AAA. At June 30, 2010, fair value measurements of certain non-Agency RMBS securities, representing 1.0% of the Company’s total assets, have primarily unobservable inputs (December 31, 2009: 1.2%).
     On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPCRe’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As of June 30, 2010 the Company had received $80.5 million and accordingly, a receivable of $8.9 million with the full and final payment received during July 2010. As at June 30, 2010, the Company held a fund of hedge fund side pocket of $19.1 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the six months ended June 30, 2010, $7.1 million was received from the side pocket.
     Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. During the three months ended March 31, 2010, Moody’s downgraded a substantial number of non-agency mortgage backed securities issues, including several securities held by the Company. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $100.2 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at June 30, 2010 were $63.2 million of catastrophe bonds and $1.7 million of corporate bonds.
     Cash and cash equivalents and investments held by Talbot of $1,421.3 million at June 30, 2010 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408.1 million). Total cash and cash equivalents and investments in Talbot were $1,442.5 million at June 30, 2010 (December 31, 2009: $1,420.4 million).
     As of June 30, 2010, the Company had approximately $3.1 million of asset-backed securities with sub-prime collateral (December 31, 2009: $3.6 million) and $72.8 million of Alt-A RMBS (December 31, 2009: $82.3 million).
     As described more fully under the “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified certain non-Agency RMBS securities trading in inactive markets. During the three months ended June 30, 2010, the change in fair value for the identified RMBS securities resulted in a $2.6 million decrease in net unrealized loss on investments. This increase in net unrealized losses on investments resulted in a $2.6 million increase in shareholders’ equity as at June 30, 2010.
Cash Flows
     During the six months ended June 30, 2010 and 2009, the Company generated net cash from operating activities of $263.6 million and $209.8 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.
     As of June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $492.5 million and $387.6 million, respectively.
     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at June 30, 2010, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may be affected by our ability to raise additional equity or debt financings, as well as other factors described herein;
•	adequacy of the Company’s risk management and loss limitation methods;
•	cyclicality of demand and pricing in the insurance and reinsurance markets;
•	the Company’s limited operating history;
•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;
•	adequacy of the Company’s loss reserves;
•	continued availability of capital and financing;
•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;
•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;
•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;
•	potential loss of business from one or more major insurance or reinsurance brokers;
•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;
•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we expect to operate;
•	the integration of businesses we may acquire or new business ventures, including overseas offices, we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;
•	the effect on the Company’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;
•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;
•	availability and cost of reinsurance and retrocession coverage;
•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;
•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;
•	changes in domestic or foreign laws or regulations, or their interpretations;
•	changes in accounting principles or the application of such principles by regulators;
•	statutory or regulatory or rating agency developments, including as to tax policy and matters and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and
•	the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.
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
     As at June 30, 2010, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.3%, or approximately $122.0 million. As at June 30, 2010, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9% or approximately $102.9 million.
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
     As at June 30, 2010, the Company held $744.0 million (December 31, 2009: $768.6 million), or 15.0% (December 31, 2009: 15.8%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of June 30, 2010, $526.3 million, or 6.9% of our total assets and $494.3 million, or 12.3% of our total liabilities was held in foreign currencies. As of March 31, 2010, $95.9 million, or 2.4% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of June 30, 2009, $432.0 million, or 8.7% of our total assets and $410.8 million, or 14.5% of our total liabilities was held in foreign currencies. As of March 31, 2009, $94.1 million, or 3.3% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. The Company does not transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At June 30, 2010, 3.1% of the portfolio was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.5% of total investments, other than with respect to government securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2010, 99.2% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A-, (December 31, 2009 99.3% rated A-) or from reinsurers posting full collateral. Validus Re does not have any reinsurance recoverable balances that are not fully collateralized.
     Liquidity risk: Certain of the Company’s investments may become illiquid. The current disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 10.9% (December 31, 2009: 11.9%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2010, the Company had $2,409.4 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at June 30, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2012	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2012	—
$500,000 secured letter of credit facility	March 12, 2012	239,056
Talbot FAL facility	April 13, 2011	25,000
$350,000 IPC Bi-Lateral Facility	December 31, 2010	77,603

Total		$881,459

     On September 4, 2009, as part of the acquisition of IPC, the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds was submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As of June 30, 2010 the Company had received $80.5 million and accordingly, a receivable exists for the remaining $8.9 million with full and final payment received during July 2010. As of June 30, 2010, the Company held a fund of hedge fund side pocket of $19.1 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the current quarter, $2.7 million was received from the side pocket.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Final Results of Modified Dutch Auction Tender Offer
     On June 14, 2010, the Company announced the final results of the Modified Dutch Auction Tender Offer which expired at 5:00 p.m., New York City time, on June 8, 2010. The Company has accepted for purchase 12,000,000 of its common shares at a price of $25.00 per common share for a total cost of $300.0 million, excluding fees and expenses relating to the tender offer. The common shares purchased pursuant to the tender offer represent approximately 9.5 percent of the common shares outstanding as of June 7, 2010. The Company funded the purchase of the shares in the tender offer using cash on hand.
Based on the final count by the depositary (and excluding any conditional tenders that were not accepted due to the specified condition not being satisfied), 13,896,804 common shares were properly tendered and not withdrawn at or below a price of $25.00 per share.
As noted in the Company’s Offer to Purchase, the Company may in the future consider various forms of share repurchases, including open market purchases, tender offers and/or accelerated share repurchases or otherwise. Under applicable securities laws, the Company may not repurchase any of its common shares until after June 22, 2010. Following completion of the tender offer, Validus has approximately $364 million remaining under its current share repurchase program. The timing, form and amount of any future share repurchases under the program will depend on a variety of factors, including the Company’s results of operations, financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and other factors its board of directors deems relevant. The share repurchase program may be modified, extended or terminated by the Company’s board of directors at any time.
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
     The Company has accepted for purchase 12,000,000 of its common shares at a price of $25.00 per common share for a total cost of $300 million, excluding fees and expenses relating to the tender offer. The common shares purchased pursuant to the tender offer represent approximately 9.5 percent of the common shares outstanding as of June 7, 2010. Validus has been informed by BNY Mellon Shareowner Services, the depositary for the tender offer, that the final proration factor for the tender offer is approximately 86.3 percent. Validus funded the purchase of the shares in the tender offer using cash on hand.
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

	Share Repurchase Activity
	As at March 31,				As at June 30,
Effect of share repurchases:	2010 (cumulative)	April	May	June	2010
Aggregate purchase price (1)	$212,521	$8,590	$—	$307,343	$315,933
Shares repurchased	7,983,471	314,923	—	12,300,200	12,615,123
Average price (1)	$26.62	$27.28	$—	$24.99	$25.04
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (2)	$0.10				0.66
Diluted EPS — Quarter (3)	$—				0.07

	Share Repurchase Activity
	As at June 30,			As at August 4,	Cumulative to Date
Effect of share repurchases:	2010	July	August	2010	Effect
Aggregate purchase price (1)	$315,933	$3,995	$—	$3,995	$532,449
Shares repurchased	12,615,123	163,100	—	163,100	20,761,694
Average price (1)	$25.04	$24.48	$—	$24.48	$25.65
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (2)	0.66				0.66
Diluted EPS — Quarter (3)	0.07				—

(1)	Share transactions are on a trade date basis through August 4, 2010 and are inclusive of commissions. Average share price is rounded to two decimal places.

(2)	As the average price per share repurchased during the periods 2009 and 2010 was lower than the book value per common share, the repurchase of shares increased the ending book value per share.

(3)	The estimated impact on diluted earnings per share was calculated by comparing reported results versus i) net income per share plus an estimate of lost net investment income on the cumulative share repurchases divided by ii) weighted average diluted shares outstanding excluding the weighted average impact of cumulative share repurchases. The impact of cumulative share repurchases was accretive to diluted earnings per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
     None.
ITEM 6.EXHIBITS

Exhibit	Description

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD. (Registrant)
Date: August 6, 2010	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: August 6, 2010	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer