Form 10-Q
period 2010-09-30
VALIDUS HOLDINGS LTD
filed 2010-11-05
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐     No ☑
     As of November 3, 2010, there were 107,882,874 outstanding Common Shares, $0.175 par value per share, of the registrant.

EXHIBIT 31.1 CERTIFICATION
EXHIBIT 31.2 CERTIFICATION
EXHIBIT 32 CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2010 (unaudited) and December 31, 2009
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2010 - $5,105,832; 2009 - $4,870,395)	$5,200,285	$4,869,378
Short-term investments, at fair value (amortized cost: 2010 - $228,354; 2009 - $482,632)	228,356	481,766
Other investments, at fair value (amortized cost: 2010 - $18,392; 2009 - $35,941)	19,888	37,615
Cash and cash equivalents	518,770	387,585

Total investments and cash	5,967,299	5,776,344
Premiums receivable	745,968	551,616
Deferred acquisition costs	151,701	112,329
Prepaid reinsurance premiums	88,651	73,164
Securities lending collateral	33,135	90,350
Loss reserves recoverable	268,821	181,765
Paid losses recoverable	19,560	14,782
Income taxes recoverable	1,027	2,043
Intangible assets	119,935	123,055
Goodwill	20,393	20,393
Accrued investment income	41,464	38,077
Other assets	45,288	35,222

Total assets	$7,503,242	$7,019,140

Liabilities
Reserve for losses and loss expenses	$2,020,845	$1,622,134
Unearned premiums	955,236	724,104
Reinsurance balances payable	60,561	65,414
Securities lending payable	33,905	90,106
Deferred income taxes	23,827	24,508
Net payable for investments purchased	14,415	44,145
Accounts payable and accrued expenses	96,521	127,809
Senior notes payable	246,847	—
Debentures payable	289,800	289,800

Total liabilities	3,741,957	2,988,020

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2010 - 132,308,157; 2009 - 131,616,349; Outstanding: 2010 - 109,237,890; 2009 - 128,459,478)	23,154	23,033
Treasury shares (2010 - 23,070,267; 2009 - 3,156,871)	(4,037)	(553)
Additional paid-in-capital	2,193,140	2,675,680
Accumulated other comprehensive (loss)	(4,945)	(4,851)
Retained earnings	1,553,973	1,337,811

Total shareholders’ equity	3,761,285	4,031,120

Total liabilities and shareholders’ equity	$7,503,242	$7,019,140

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$344,040	$331,028	$1,731,835	$1,365,951
Reinsurance premiums ceded	(35,641)	(67,687)	(194,106)	(202,489)

Net premiums written	308,399	263,341	1,537,729	1,163,462
Change in unearned premiums	124,275	111,376	(209,417)	(141,786)

Net premiums earned	432,674	374,717	1,328,312	1,021,676
Gain on bargain purchase, net of expenses	—	302,950	—	287,099
Net investment income	34,033	29,532	103,141	83,267
Net realized gains (losses) on investments	23,058	5,429	46,897	(20,642)
Net unrealized gains on investments	31,588	50,437	88,641	109,839
Other income	1,082	1,101	4,667	2,875
Foreign exchanges gains (losses)	10,790	(5,244)	(2,073)	(1,012)

Total revenues	533,225	758,922	1,569,585	1,483,102

Expenses
Losses and loss expenses	158,936	134,152	832,361	390,736
Policy acquisition costs	67,074	64,236	217,376	190,125
General and administrative expenses	48,831	46,036	154,779	125,315
Share compensation expenses	7,618	5,862	21,040	18,848
Finance expenses	13,715	11,257	42,084	29,732

Total expenses	296,174	261,543	1,267,640	754,756

Net income before taxes	237,051	497,379	301,945	728,346
Tax benefit (expense)	1,422	1,799	(2,068)	3,301

Net income	$238,473	$499,178	$299,877	$731,647

Comprehensive income
Foreign currency translation adjustments	1,781	(915)	(94)	2,882

Comprehensive income	$240,254	$498,263	$299,783	$734,529

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	110,601,888	92,492,373	119,414,906	81,458,329
Diluted	114,842,742	95,834,809	123,735,683	84,626,505

Basic earnings per share	$2.14	$5.38	$2.47	$8.92

Diluted earnings per share	$2.08	$5.21	$2.42	$8.65

Cash dividends declared per share	$0.22	$0.20	$0.66	$0.60

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Common shares
Balance — Beginning of period	$23,033	$13,235
Common shares issued, net	121	9,709

Balance — End of period	$23,154	$22,944

Treasury shares
Balance — Beginning of period	$(553)	$—
Repurchase of common shares	(3,484)	—

Balance — End of period	$(4,037)	$—

Additional paid-in capital
Balance — Beginning of period	$2,675,680	$1,412,635
Common shares (redeemed) issued, net	(605)	1,311,207
Repurchase of common shares	(502,975)	—
Share compensation expenses	21,040	24,279

Balance — End of period	$2,193,140	$2,748,121

Accumulated other comprehensive (loss)
Balance — Beginning of period	$(4,851)	$(7,858)
Foreign currency translation adjustments	(94)	2,882

Balance — End of period	$(4,945)	$(4,976)

Retained earnings
Balance — Beginning of period	$1,337,811	$520,722
Dividends	(83,715)	(52,266)
Net income	299,877	731,647

Balance — End of period	$1,553,973	$1,200,103

Total shareholders’ equity	$3,761,285	$3,966,192

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$299,877	$731,647
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	21,040	24,279
Gain on bargain purchase	—	(352,349)
Amortization of discount on senior notes	54	—
Net realized (gains) losses on investments	(46,897)	20,642
Net unrealized (gains) on investments	(88,641)	(109,838)
Amortization of intangible assets	3,120	24,792
Foreign exchange (gains) on cash and cash equivalents included in net income	(3,432)	(10,487)
Amortization of premium on fixed maturities	22,936	8,969
Change in:
Premiums receivable	(194,939)	(134,007)
Deferred acquisition costs	(39,372)	(8,914)
Prepaid reinsurance premiums	(15,487)	(75,617)
Loss reserves recoverable	(87,199)	42,634
Paid losses recoverable	(4,779)	(8,621)
Income taxes recoverable	1,019	(1,486)
Accrued investment income	(3,396)	66
Other assets	(9,287)	(557)
Reserve for losses and loss expenses	400,405	(8,900)
Unearned premiums	231,132	210,099
Reinsurance balances payable	(4,526)	3,903
Deferred income taxes	(608)	4,731
Accounts payable and accrued expenses	(32,356)	(12,602)

Net cash provided by operating activities	448,664	348,384

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	3,972,225	2,247,581
Proceeds on maturities of investments	272,169	466,065
Purchases of fixed maturities	(4,495,131)	(2,792,562)
Sales of short-term investments, net	253,340	91,354
Sales (purchases) of other investments	18,070	(2,047)
Decrease in securities lending collateral	56,201	4,649
Purchase of subsidiary, net of cash acquired	—	(376,878)

Net cash provided by (used in) investing activities	76,874	(361,838)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	246,793	—
Redemption of common shares, net	(484)	(1,774)
Purchases of common shares under share repurchase program	(506,459)	—
Dividends paid	(81,859)	(50,938)
(Decrease) in securities lending payable	(56,201)	(4,649)

Net cash (used in) financing activities	(398,210)	(57,361)

Effect of foreign currency rate changes on cash and cash equivalents	3,857	14,755
Net increase (decrease) in cash	131,185	(56,060)
Cash and cash equivalents — beginning of period	387,585	449,848

Cash and cash equivalents — end of period	$518,770	$393,788

Taxes paid during the period	$2,358	$1,395

Interest paid during the period	$30,188	$20,016

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
     In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results for a full year. The term “ASC” used in these notes refers to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board (“FASB”).
     The consolidated financial statements include the results of operations and cash flows of IPC Holdings Ltd. (“IPC”), since the date of acquisition on September 4, 2009 and not any prior periods (including for comparative purposes), except with respect to “Supplemental Pro Forma Information” included in Note 3.
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
     In February 2010, the FASB issued authoritative guidance which amends the “Subsequent Events” guidance (ASC 855). The guidance requires SEC filers to evaluate subsequent events through the date the financial statements are issued, and also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. This update was effective immediately for financial statements that are (1) issued or available to be issued or (2) revised. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
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
     In April 2010, the FASB issued authoritative guidance which clarifies the “Stock Compensation” guidance (ASC 718). This guidance clarifies the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning on or after December 15, 2010, with earlier application permitted. The Company has evaluated the impact of this guidance, and has concluded that it will not have a material impact on the Company’s consolidated financial statements.
     In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). The objective of ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011 and may be applied prospectively or retrospectively. The Company is currently assessing the potential impact, if any, of the adoption of ASU 2010-26 on the Company’s consolidated financial statements.
3. Business combination
     On September 4, 2009, pursuant to an amalgamation agreement, the Company acquired all of the outstanding common shares of IPC (the “IPC Acquisition”) in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share. IPC’s operations were focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The IPC Acquisition was undertaken to gain a strategic advantage in the reinsurance market where capacity had been depleted and to increase the Company’s capital base.
     The aggregate purchase price paid by the Company was $1,746,224 for adjusted tangible net assets acquired of $2,076,902. During 2009, the global financial crisis and related market illiquidity led to several publicly traded companies trading at substantial discounts. This was the primary factor responsible for a purchase price less than the book value of IPC’s net assets, and the recognition of a bargain purchase gain on acquisition.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The estimates of fair values for tangible assets acquired and liabilities assumed were determined by management based on various market and income analyses and asset appraisals. Significant judgment was required to arrive at these estimates of fair value and changes to assumptions used could have led to materially different results.
     An adjustment of $50,000 was made to IPC’s net assets acquired in respect of the termination fee (the “Max Termination Fee”) paid under the Agreement and Plan of Amalgamation among Max Capital Group Ltd. (“Max”), IPC and IPC Limited. The Max Termination Fee was advanced to IPC by Validus on July 9, 2009, but was repayable in certain circumstances.
     In addition, at closing, the Company recorded a $21,671 intangible asset for the acquired IPC customer relationships. This intangible asset was related to the acquired broker distribution network and was fair valued using a variation of the income approach. Under this approach, the Company estimated the present value of expected future cash flows to an assumed hypothetical market participant resulting from the existing IPC customer relationships, considering attrition, and discounting at a weighted average cost of capital.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company also incurred transaction and termination expenses related to the IPC Acquisition. Transaction expenses included legal, corporate advisory, and audit related services. Termination expenses included severance costs and accelerated share compensation costs in connection with certain IPC employment contracts that have been terminated. Finally, the customer relationships intangible asset has been fully amortized as it is not expected to significantly contribute to the Company’s future cash flows beyond December 31, 2009. The gain on bargain purchase, net of expenses has been presented as a separate line item in the Company’s Consolidated Statements of Operations and Comprehensive Income, and is composed of the following:

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

Supplemental Pro Forma Information
     Operating results of IPC have been included in the consolidated financial statements from the September 4, 2009 acquisition date. The following selected unaudited pro forma financial information has been provided to present a summary of the combined results of the Company and IPC, assuming the transaction had been effected on January 1, 2009. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

	September 30, 2009
	Three months ended	Nine months ended
Net premiums written	$288,605	$1,544,270
Total revenue	609,620	1,620,181
Total expenses	274,365	841,921
Net income	335,255	778,260
Basic earnings per share	$3.61	$9.49

Diluted earnings per share	$3.50	$9.20

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
4. Investments
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds and U.S. agency and non-agency mortgage and asset-backed securities. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. A hedge fund is the only financial instrument in this category as at September 30, 2010.
     The Company’s external investment advisors had noted illiquidity and dislocation in the non-Agency RMBS market for the period September 30, 2008 through to June 30, 2010. During this period, the Company identified certain non-Agency RMBS securities in its portfolio trading in inactive markets (“identified RMBS securities”). In order to gauge market activity for the identified RMBS securities, the Company, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. The Company utilized various pricing vendors to obtain market pricing information for investment securities.
     Consistent with U.S. GAAP, market approach fair value measurements for securities trading in inactive markets are not determinative. In weighing the fair value measurements resulting from market approach and income approach valuation techniques, the Company previously placed less reliance on the market approach fair value measurements. The income approach valuation technique determines the fair value of each security on the basis of contractual cash flows, discounted using a risk-adjusted discount rate. As the income approach valuation technique incorporates both observable and significant unobservable inputs, the securities were included as Level 3 assets with respect to the fair value hierarchy. The foundation for the income approach was the amount and timing of future cash flows.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     During the three months ended September 30, 2010, the Company, with assistance from external investment advisors, determined that market activity had increased for the identified RMBS securities. Therefore, a market approach valuation technique was adopted for the identified RMBS securities. As the market approach incorporates observable inputs, the identified RMBS securities are classified as Level 2 with respect to the fair value hierarchy at September 30, 2010. Subsequent to the balance sheet date, the Company liquidated substantially all of the identified RMBS securities which had previously been classified as Level 3 securities. This did not have a material impact on the Company’s shareholders’ equity.
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust held in mutual funds. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket valued at $12,332 at September 30, 2010. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s August 31, 2010 NAV was used as a partial basis for fair value measurement in the Company’s September 30, 2010 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. Immaterial variances are recorded in the following reporting period.
     At September 30, 2010, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,923,730	$—	$1,923,730
Non-U.S. Government and Government Agency	—	641,265	—	641,265
States, municipalities, political subdivision	—	17,529	—	17,529
Agency residential mortgage-backed securities	—	453,036	—	453,036
Non-Agency residential mortgage-backed securities	—	117,886	—	117,886
U.S. corporate	—	1,353,191	—	1,353,191
Non-U.S. corporate	—	481,517	—	481,517
Catastrophe bonds	—	63,818	—	63,818
Asset-backed securities	—	124,371	—	124,371
Commercial mortgage-backed securities	—	23,942	—	23,942

Total fixed maturities	—	5,200,285	—	5,200,285
Short-term investments	215,573	12,783	—	228,356
Hedge fund	—	—	12,332	12,332
Mutual funds	—	7,556	—	7,556

Total	$215,573	$5,220,624	$12,332	$5,448,529

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

     At September 30, 2010, Level 3 investments totaled $12,332, representing 0.2% of total investments measured at fair value on a recurring basis. At December 31, 2009, Level 3 investments totaled $111,006 representing 2.1% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at September 30, 2010 and December 31, 2009:

	Nine Months Ended September 30, 2010
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$85,336	$25,670	$111,006
Payments and purchases	—	—	—
Sales and maturities	—	(13,851)	(13,851)
Realized gains	—	662	662
Unrealized (losses)	(6,307)	(149)	(6,456)
Amortization	(11,841)	—	(11,841)
Transfers (out)	(67,188)	—	(67,188)

Level 3 investments — End of period	$—	$12,332	$12,332

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2009
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments — Beginning of period	$111,318	$—	$111,318
Payments and purchases	—	115,351	115,351
Sales and maturities	(822)	(92,004)	(92,826)
Realized (losses) gains	(1,284)	1,609	325
Unrealized (losses) gains	(7,329)	714	(6,615)
Amortization	(16,547)	—	(16,547)
Transfers in (out)	—	—	—

Level 3 investments — End of period	$85,336	$25,670	$111,006

(b) Net investment income
     Net investment income was derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Fixed maturities and short-term investments	$34,531	$29,427	$106,632	$82,341
Cash and cash equivalents	960	742	1,857	2,623
Securities lending income	49	171	168	683

Total gross investment income	35,540	30,340	108,657	85,647
Investment expenses	(1,507)	(808)	(5,516)	(2,380)

Net investment income	$34,033	$29,532	$103,141	$83,267

(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized gains (losses) and the change in net unrealized gains on investments:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$23,459	$9,795	$51,344	$23,175
Gross realized (losses)	(401)	(4,366)	(4,447)	(43,817)

Net realized gains (losses) on investments	23,058	5,429	46,897	(20,642)
Net unrealized gains (losses) on securities lending	7	1,441	(1,013)	5,747
Change in net unrealized gains on investments	31,581	48,996	89,654	104,092

Total net realized gains (losses) and change in net unrealized gains on investments	$54,646	$55,866	$135,538	$89,197

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at September 30, 2010 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,881,417	$42,373	$(60)	$1,923,730
Non-U.S. Government and Government Agency	630,008	18,751	(7,494)	641,265
States, municipalities, political subdivision	17,251	281	(3)	17,529
Agency residential mortgage-backed securities	437,135	16,029	(128)	453,036
Non-Agency residential mortgage-backed securities	159,851	161	(42,126)	117,886
U.S. corporate	1,301,859	51,546	(214)	1,353,191
Non-U.S. corporate	469,275	14,897	(2,655)	481,517
Catastrophe bonds	61,956	2,120	(258)	63,818
Asset-backed securities	123,666	865	(160)	124,371
Commercial mortgage-backed securities	23,414	534	(6)	23,942

Total fixed maturities	5,105,832	147,557	(53,104)	5,200,285
Total short-term investments	228,354	2	—	228,356
Total other investments	18,392	1,496	—	19,888

Total	$5,352,578	$149,055	$(53,104)	$5,448,529

     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2009 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,912,081	$12,308	$(5,578)	$1,918,811
Non-U.S. Government and Government Agency	678,555	7,552	(12,427)	673,680
States, municipalities, political subdivision	19,310	105	(56)	19,359
Agency residential mortgage-backed securities	537,876	14,643	(909)	551,610
Non-Agency residential mortgage-backed securities	176,853	481	(39,765)	137,569
U.S. corporate	1,004,464	23,895	(1,134)	1,027,225
Non-U.S. corporate	411,499	4,781	(6,882)	409,398
Catastrophe bonds	51,236	1,244	(129)	52,351
Asset-backed securities	36,828	411	(527)	36,712
Commercial mortgage-backed securities	41,693	971	(1)	42,663

Total fixed maturities	4,870,395	66,391	(67,408)	4,869,378
Total short-term investments	482,632	33	(899)	481,766
Total other investments	35,941	1,674	—	37,615

Total	$5,388,968	$68,098	$(68,307)	$5,388,759

     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2010		December 31, 2009
	Estimated Fair
	Value	% of Total	Estimated Fair Value	% of Total
AAA	$3,256,140	62.6%	$3,287,879	67.5%
AA	488,871	9.4%	487,364	10.0%
A	1,169,035	22.5%	925,532	19.0%
BBB	130,841	2.5%	14,416	0.3%

Investment grade	5,044,887	97.0%	4,715,191	96.8%
BB	49,684	1.0%	45,191	0.9%
B	35,666	0.7%	59,116	1.2%
CCC	58,343	1.1%	45,194	1.0%
CC	7,428	0.1%	—	0.0%
D/NR	4,277	0.1%	4,686	0.1%

Non-Investment grade	155,398	3.0%	154,187	3.2%

Total Fixed Maturities	$5,200,285	100.0%	$4,869,378	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at September 30, 2010 and December 31, 2009 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$465,643	$467,582	$269,889	$270,688
Due after one year through five years	3,716,150	3,827,180	3,498,792	3,521,167
Due after five years through ten years	177,234	183,472	306,065	306,502
Due after ten years	2,739	2,816	2,399	2,467

	4,361,766	4,481,050	4,077,145	4,100,824

Asset-backed and mortgage-backed securities	744,066	719,235	793,250	768,554

Total	$5,105,832	$5,200,285	$4,870,395	$4,869,378

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At September 30, 2010, approximately $234,837 (December 31, 2009: $225,823) of letters of credit were issued and outstanding under this facility for which $325,268 of investments were pledged as collateral (December 31, 2009: $314,857). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”). On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At September 30, 2010, $25,000 (December 31, 2009: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $45,919 of investments were pledged as collateral (December 31, 2009: $128,798). In addition, $1,681,727 of investments were held in trust at September 30, 2010 (December 31, 2009: $1,517,249). Of those, $1,536,794 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408,084).
     The Company assumed two letters of credit facilities as part of the IPC Acquisition. A $250,000 Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a $350,000 Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
At March 31, 2010, the IPC Syndicated Facility was closed. At September 30, 2010, the IPC Bi-Lateral Facility had $75,864 (December 31, 2009: $96,047) letters of credit issued and outstanding for which $99,906 (December 31, 2009: $219,004) of investments were held in an associated collateral account.
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at September 30, 2010, the Company had $33,181 (December 31, 2009: $88,146) in securities on loan. During the three months ended September 30, 2010, the Company recorded a $7 unrealized gain on this collateral in its Statements of Operations (September 30, 2009: unrealized gain $1,441). During the nine months ended September 30, 2010, the Company recorded a $1,013 unrealized loss on this collateral in its Statements of Operations (September 30, 2009: unrealized gain $5,747).
     Securities lending collateral reinvested includes corporate floating rate securities and overnight repo with an average reset period of 14.4 days (December 31, 2009: 26.1 days). As at September 30, 2010, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$216	$—	$216
Agency	—	—	—	—
Asset-backed securities	—	5,010	—	5,010
Short-term investments	8,298	19,611	—	27,909

Total	$8,298	$24,837	$—	$33,135

     As at December 31, 2009, the securities lending collateral reinvested by the Company in connection with its securities program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$14,123	$—	$14,123
Agency	—	9,363	—	9,363
Asset-backed securities	—	6,153	—	6,153
Short-term investments	730	59,981	—	60,711

Total	$730	$89,620	$—	$90,350

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at September 30, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2010		December 31, 2009
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$10,622	32.1%	$33,501	37.1%
AA+	11,016	33.2%	12,011	13.3%
AA	—	0.0%	4,998	5.5%
AA-	2,983	9.0%	19,910	22.0%
A+	—	0.0%	9,999	11.1%
A	—	0.0%	9,006	10.0%
NR	216	0.7%	195	0.2%

	24,837	75.0%	89,620	99.2%
NR- Short-term investments (1)	8,298	25.0%	730	0.8%

Total	$33,135	100.0%	$90,350	100.0%

(1)	This amount relates to short-term investments and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at September 30, 2010 and December 31, 2009 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,905	$27,909	$68,895	$70,074
Due after one year through five years	6,000	5,226	21,211	20,276

Total	$33,905	$33,135	$90,106	$90,350

5. Reserve for losses and loss expenses
     Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses as at September 30, 2010 and December 31, 2009:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2010	2009
Reserve for losses and loss expenses, beginning of period	$1,622,134	$1,305,303
Losses and loss expenses recoverable	(181,765)	(208,796)

Net reserves for losses and loss expenses, beginning of period	1,440,369	1,096,507
Net reserves acquired in purchase of IPC	—	304,957
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	958,406	625,810
Prior years	(126,045)	(102,053)

Total incurred losses and loss expenses	832,361	523,757
Total net paid losses	(519,930)	(507,435)
Foreign exchange	(776)	22,583

Net reserve for losses and loss expenses, end of period	1,752,024	1,440,369
Losses and loss expenses recoverable	268,821	181,765

Reserve for losses and loss expenses, end of period	$2,020,845	$1,622,134

6. Reinsurance
     The Company enters into reinsurance and retrocession agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks, enable it to underwrite policies with higher limits and increase its aggregate capacity. The cession of insurance and reinsurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance or retrocession agreement. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2010, 99.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $132,312 of IBNR recoverable (December 31, 2009: $99,587). Reinsurance recoverables by reinsurer are as follows:

	September 30, 2010		December 31, 2009
	Reinsurance		Reinsurance
	Recoverable	% of Total	Recoverable	% of Total
Top 10 reinsurers	$211,844	73.5%	170,810	86.9%
Other reinsurers’ balances > $1 million	67,797	23.5%	19,818	10.1%
Other reinsurers’ balances < $1 million	8,740	3.0%	5,919	3.0%

Total	$288,381	100.0%	196,547	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2010
		Reinsurance
Top 10 Reinsurers	Rating	Recoverable	% of Total
Lloyd’s Syndicates	A+	$51,660	24.3%
Fully collateralized reinsurers	NR	38,249	18.1%
Hannover Re	AA-	23,658	11.2%
Montpelier Re	A-	20,000	9.4%
Munich Re	AA-	18,852	8.9%
Everest Re	A+	13,109	6.2%
Transatlantic Re	A+	12,348	5.8%
Tokio Millennium Re	AA	11,980	5.7%
Odyssey Re	A-	11,773	5.6%
Brit Insurance	A+	10,215	4.8%

Total		$211,844	100.0%

	December 31, 2009
		Reinsurance
Top 10 Reinsurers	Rating	recoverable	% of Total
Fully collateralized reinsurers	NR	$50,840	29.8%
Lloyd’s Syndicates	A+	33,103	19.4%
Munich Re	AA-	19,921	11.7%
Hannover Re	AA-	13,427	7.8%
Aspen	A	11,417	6.7%
Allianz	AA	9,645	5.6%
Swiss Re	A+	8,995	5.3%
Transatlantic Re	A+	8,804	5.1%
Brit Insurance Limited	A	8,159	4.8%
Platinum Underwriters	A	6,499	3.8%

Total		$170,810	100.0%

     At September 30, 2010 and December 31, 2009, the provision for uncollectible reinsurance relating to losses recoverable was $5,113 and $3,477, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $288,381 reinsurance recoverable at September 30, 2010, $38,249 was fully collateralized (December 31, 2009: $50,840).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
7. Share capital
a) Authorized and issued
     The Company’s authorized share capital is 571,428,571 voting and non-voting shares with a par value of $0.175 per share. The holders of common voting shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.
     The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. In November 2009, the Board of Directors of the Company authorized an initial $400,000 share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750,000 to shareholders. This amount is in addition to, and in excess of, the $135,494 of common shares purchased by the Company through February 17, 2010 under its previously authorized $400,000 share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300,000 in common shares.
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
     The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2009	131,616,349
Restricted share awards vested, net of shares withheld	369,576
Restricted share units vested, net of shares withheld	57,192
Employee seller shares vested	203,544
Options exercised	58,500
Warrants exercised	2,996

Common shares issued, September 30, 2010	132,308,157
Shares repurchased, September 30, 2010	(23,070,267)

Common shares outstanding, September 30, 2010	109,237,890

Common Shares
Common shares issued and outstanding, December 31, 2008	75,624,697
IPC acquisition issuance	54,556,762
Restricted share awards vested, net of shares withheld	423,746
Restricted share units vested, net of shares withheld	360,383
Employee seller shares vested	248,085
Options exercised	164,834
Warrants exercised	237,842

Common shares issued, December 31, 2009	131,616,349
Shares repurchased, December 31, 2009	(3,156,871)

Common shares outstanding, December 31, 2009	128,459,478

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
b) Warrants
     During the three and nine months ended September 30, 2010, 10,018 warrants were exercised which resulted in the net share issuance of 2,996 common shares. During the three months ended September 30, 2009, nil warrants were exercised. During the nine months ended September 30, 2009, 728,010 warrants were exercised which resulted in the net share issuance of 237,842 common shares.
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at September 30, 2010 were 4,694 (December 31, 2009: 4,577).
d) Dividends
     On August 4, 2010, the Company announced a quarterly cash dividend of $0.22 (2009: $0.20) per common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable. This dividend was paid on September 30, 2010 to holders of record on September 15, 2010.
8. Stock plans
a) Long Term Incentive Plan and Short Term Incentive Plan
     The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, performance units, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 7,218,577 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs or performance shares have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.
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
     Share compensation expenses of $1,059 were recorded for the three months ended September 30, 2010 (2009: $1,063). Share compensation expenses of $3,133 were recorded for the nine months ended September 30, 2010 (2009: $3,037). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to the options for the nine months ended September 30, 2010 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(58,500)	5.97	21.91
Options forfeited	(4,317)	10.30	20.39

Options outstanding, September 30, 2010	3,215,198	$6.84	$19.84

Options exercisable at September 30, 2010	2,545,289	$6.05	$20.10

     Activity with respect to options for the nine months ended September 30, 2009 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	650,557	3.42	27.27
Options exercised	(12,033)	6.32	21.11
Options forfeited	(7,646)	10.30	20.39

Options outstanding, September 30, 2009	3,430,816	$6.80	$19.93

Options exercisable at September 30, 2009	1,520,416	$7.56	$17.89

     At September 30, 2010, there were $1,534 (December 31, 2009: $4,713) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.0 years (December 31, 2009: 1.3 years).
     ii. Restricted share awards
     Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $5,134 were recorded for the three months ended September 30, 2010 (2009: $3,621). Share compensation expenses of $14,195 were recorded for the nine months ended September 30, 2010 (2009: $12,008). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested restricted shares for the nine months ended September 30, 2010 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43
Restricted share awards granted	1,108,169	25.75
Restricted share awards vested	(453,851)	23.43
Restricted share awards forfeited	(34,901)	23.29

Restricted share awards outstanding, September 30, 2010	3,145,375	$24.25

     Activity with respect to unvested restricted share awards for the nine months ended September 30, 2009 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2008	2,307,402	$22.73
Restricted share awards granted	736,030	24.62
Restricted share awards vested	(459,910)	22.32
Restricted share awards forfeited	(4,517)	21.19

Restricted share awards outstanding, September 30, 2009	2,579,005	$23.34

     At September 30, 2010, there were $50,075 (December 31, 2009: $38,395) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.8 years (December 31, 2009: 2.8 years).
     iii. Restricted share units
     Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $68 were recorded for the three months ended September 30, 2010 (2009: $5,324). Share compensation expenses of $302 were recorded for the nine months ended September 30, 2010 (2009: $5,360). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted share units for the nine months ended September 30, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2009	78,591	$24.84
Restricted share units granted	26,782	25.65
Restricted share units vested	(59,019)	24.76
Restricted share units forfeited	(1,094)	21.49

Restricted share units outstanding, September 30, 2010	45,260	$25.50

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

     At September 30, 2010, there were $901 (December 31, 2009: $578) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.9 years (December 31, 2009: 2.5 years). Additional restricted share units are issued in lieu of accrued dividends for each unvested restricted share unit. As at September 30, 2010, unvested restricted share units issued in lieu of dividends were 1,476 (December 31, 2009: 858).
b) Employee seller shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot Holdings, Ltd. (“Talbot”), the Company issued 1,209,741 restricted shares to Talbot employees (the “employee seller shares”). Upon consummation of the acquisition, the employee seller shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the employee seller shares are subject to a restricted period during which they are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of employee seller shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period will end for 25% of the employee seller shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that after four years the potential for forfeiture will be completely extinguished.
     Share compensation expenses of $1,357 were recorded for the three months ended September 30, 2010 (2009: $1,285). Share compensation expenses of $3,410 were recorded for the nine months ended September 30, 2010 (2009: $3,874). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested employee seller shares for the nine months ended September 30, 2010 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(203,544)	22.01
Employee seller shares forfeited	(3,551)	22.01

Employee seller shares outstanding, September 30, 2010	203,572	$22.01

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

     At September 30, 2010, there were $2,726 (December 31, 2009: $6,135) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 0.8 years (December 31, 2009: 1.5 years).
c) Total share compensation expenses
     Total share compensation expenses for the three and nine months ended September 30, 2009 included $5,431 of IPC-related termination expenses which were included in the gain on bargain purchase, net of expenses in the Statements of Operations. The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Options	$1,059	$1,063	$3,133	$3,037
Restricted share awards	5,134	3,621	14,195	12,008
Restricted share units	68	5,324	302	5,360
Employee seller shares	1,357	1,285	3,410	3,874

Total	$7,618	$11,293	$21,040	$24,279

9. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at September 30, 2010 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
8.875% Senior Notes due 2040	250,000	250,000	246,847
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	234,837	—
Talbot FAL Facility (2)	25,000	25,000	—
$350,000 IPC Bi-Lateral Facility	350,000	75,864	—

Total	$1,875,000	$875,501	$536,647

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
     Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588	10,765	10,765
8.480% Junior Subordinated Deferrable Debentures	3,029	3,348	9,086	10,044
8.875% Senior Notes due 2040	5,597	—	15,172	—
Credit facilities	1,501	395	3,921	1,235
Talbot FAL Facility	—	62	333	167
Talbot other interest	—	—	59	—
Talbot third party FAL facility	—	3,864	2,748	7,521

Total	$13,715	$11,257	$42,084	$29,732

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
(b) $250,000 8.875% Senior Notes due 2040
     On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “8.875% Senior Notes”) in a registered public offering. The 8.875% Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the notes prospectus supplement. The 8.875% Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 8.875% Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $243,967 from the sale of the 8.875% Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and payment of dividends to shareholders. Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 8.875% Senior Notes.
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
     Future expected payments of interest on the 8.875% Senior Notes are as follows:

2011	22,187
2012	22,187
2013	22,187
2014	22,187
2015 and thereafter	565,783

Total minimum future payments	$654,531

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
     Future expected payments of interest and principal on the 9.069% and 8.480% Junior Subordinated Deferrable Debentures are as follows:

2010	$6,365
2011	168,657
2012	145,727
2013 and thereafter	—

Total minimum future payments	$320,749

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
     On September 4, 2009, the Company announced that it had entered into Amendments to each of its $500,000 five-year secured letter of credit facility; $200,000 three-year unsecured facility and $100,000 Talbot FAL facility to amend a specific investment restriction clause in order to permit the completion of the IPC Acquisition. The amendment also modified and updated certain pricing and covenant terms.

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
     As of September 30, 2010, there was $234,837 in outstanding letters of credit under the Five Year Facility (December 31, 2009: $225,823) and $nil outstanding under the Three Year Facilities (December 31, 2009: $nil).
     As of September 30, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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
     The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of September 30, 2010 the Company had $25,000 in outstanding letters of credit under this facility.
     As of September 30, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     (iii) IPC Syndicated Facility and IPC Bi-Lateral Facility
     IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of September 30, 2010, $75,864 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility.
     As of September 30, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Facilities.
10. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. The minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At September 30, 2010, 2.9% of the investment portfolio had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.4% of its investment portfolio, other than with respect to government and agency securities.
b) Funds at Lloyd’s
     The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of the syndicate declaring a loss at a level which would call on this arrangement.
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at September 30, 2010 amounted to $452,000 (December 31, 2009: $452,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2009: $25,000).
c) Lloyd’s Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. This levy is affected by the split of sterling and US dollar business expected to be written by the syndicate. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2010 estimated underwriting capacity at Lloyd’s of £600,000, the September 30, 2010 exchange rate of £1 equals $1.5805 and assuming the maximum 3% assessment, the Company would be assessed approximately $28,449.
11. Related party transactions
     a) On December 8, 2005, the Company entered into agreements with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock provides investment management services for part of the Company’s investment portfolio. Merrill Lynch is a shareholder of Blackrock. Merrill Lynch entities, which are now wholly-owned subsidiaries of Bank of America Corp, own 5,714,285 non-voting shares and 658,614 voting shares in the Company hold warrants to purchase 1,067,187 shares and during a portion of 2009 had an employee on the Company’s Board of Directors who did not receive compensation from the Company.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
For the three and nine months ended September 30, 2010, BlackRock was no longer a related party. Investment management fees earned by Blackrock for the three and nine months ended September 30, 2009 were $576 and $1,554, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     b) On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for a portion of the Company’s investment portfolio. Goldman Sachs entities, own 14,057,137 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Sumit Rajpal, a director of the Company, serves as Managing Director of Goldman, Sachs and Co., GSAM’s parent company. Investment management fees earned by GSAM for the three and nine months ended September 30, 2010 were $370 (2009: $373), and $1,397 (2009: $1,099), respectively, of which $390 was included in accounts payable and accrued expenses at September 30, 2010 (December 31, 2009: $371). Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     c) Vestar Capital entities own 8,571,427 shares in the Company, hold warrants to purchase 972,810 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Sander M. Levy, a director of the Company, serves as Managing Director of Vestar Capital Partners. During 2009, Vestar Capital entities were shareholders of PARIS RE Holdings, Limited (“Paris Re”). On July 4, 2009, PartnerRe Ltd. (“PartnerRe”) acquired the outstanding shares of Paris Re and as a result Paris Re was not a related party of the Company during the three and nine months ended September 30, 2010. However, for the three and nine months ended September 30, 2009, pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $nil and $6,634, and earned premium adjustments of $1,710 and $5,101, respectively.
     d) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,886,342 shares in the Company, hold warrants to purchase 3,043,246 shares, and have three employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and nine months ended September 30, 2010 of $nil (2009: $nil) and $1,341 (2009: $nil), respectively, of which $1,778 was included in premiums receivable at September 30, 2010 (December 31, 2009: $nil). The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2010 of $nil (2009: $158) and $606 (2009: $953), respectively, of which $161 was included in reinsurance balances payable at September 30, 2010 (December 31, 2009: $nil). Earned premium adjustments of $(237) and $645 were incurred during the three and nine months ended September 30, 2010.
     Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk during the three and nine months ended September 30, 2010 of $(11) (2009: $nil) and $1,458 (2009: $nil), respectively, of which $1,042 was included in accounts payable and accrued expenses at September 30, 2010 (December 31, 2009: $643).
     On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, the Chairman of Talbot Holdings, Ltd. serves as a director of a subsidiary of Conning Holdings Corp. Investment management fees earned by Conning for the three and nine months ended September 30, 2010 were $100 and $286, respectively, of which $100 was included in accounts payable and accrued expenses at September 30, 2010.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
12. Earnings per share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic earnings per share
Income	$238,473	$499,178	$299,877	$731,647

less: Dividends and distributions declared on outstanding warrants	(1,747)	(1,591)	(5,245)	(4,917)

Income available to common shareholders	$236,726	$497,587	$294,632	$726,730

Weighted average number of common shares outstanding	110,601,888	92,492,373	119,414,906	81,458,329

Basic earnings per share	$2.14	$5.38	$2.47	$8.92

Diluted earnings per share
Income	$238,473	$499,178	$299,877	$731,647

less: Dividends and distributions declared on outstanding warrants	—	—	—	—

Income available to common shareholders	$238,473	$499,178	$299,877	$731,647

Weighted average number of common shares outstanding	110,601,888	92,492,373	119,414,906	81,458,329
Share equivalents:
Warrants	2,442,095	2,146,172	2,494,322	2,086,546
Stock options	867,429	466,525	849,187	378,144
Unvested restricted shares	931,330	729,739	977,268	703,486

Weighted average number of common shares outstanding	114,842,742	95,834,809	123,735,683	84,626,505

Diluted earnings per share	$2.08	$5.21	$2.42	$8.65

     Share equivalents that would result in the issuance of common shares of 168,670 and 175,994 were outstanding for three months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Share equivalents that would result in the issuance of common shares of 152,765 and 178,473 were outstanding for nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
13. Subsequent events
     On October 19, 2010, Talbot and Markel have entered into a quota share reinsurance treaty under which Markel, as the reinsured, agrees to cede various percentages of risks to Talbot in respect of bloodstock, livestock and aquaculture accounts for all such business with inception dates during the period January 1, 2011 through and including December 31, 2011. This will not have a material impact on the Company’s financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     On November 3, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 31, 2010 to holders of record on December 15, 2010.
Self-Tender Offer and Share Repurchases
     On November 4, 2010 the Company announced that its Board of Directors had approved share repurchase transactions aggregating $300,000. These repurchases will be effected by a tender offer which the Company intends to commence on Monday November 8, 2010, for up to 7,945,400 of its common shares at a price of $30.00 per share. In addition, the Company has entered into separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital, LLC and Vestar Capital Partners to purchase 2,054,600 common shares in the aggregate at the same price per share as the tender offer, for an aggregate purchase price of approximately $61,638, subject to completion of the tender offer. The tender offer and share repurchases are part of the Company’s ongoing program to return capital to shareholders through share repurchases or other means. As a result of these transactions, the Company expects to repurchase an aggregate of 10.0 million common shares. This amount is in addition to the $629,023 of common shares repurchased by the Company through November 3, 2010 under its previously authorized share repurchase program announced in February 2010.
     Tendering shareholders will receive the purchase price in cash, without interest, for common shares properly tendered in the tender offer and not properly withdrawn, subject to the conditions of the tender offer, including the provisions relating to proration, “odd lot” priority and conditional tender in the event that more than 7,945,400 common shares are properly tendered in the tender offer and not properly withdrawn. These provisions will be described in the Offer to Purchase relating to the tender offer that will be distributed to shareholders. If the tender offer is fully subscribed, the completion of the tender offer and the share repurchases will result in the repurchase by Validus of $300,000 of its common shares in the aggregate.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the results of our operating segments and corporate segment:

			Corporate &
Three Months Ended September 30, 2010	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$142,630	$218,722	$(17,312)	$344,040
Reinsurance premiums ceded	(8,463)	(44,490)	17,312	(35,641)

Net premiums written	134,167	174,232	—	308,399
Change in unearned premiums	124,747	(472)	—	124,275

Net premiums earned	258,914	173,760	—	432,674

Underwriting deductions
Losses and loss expenses	79,098	79,838	—	158,936
Policy acquisition costs	39,818	32,451	(5,195)	67,074
General and administrative expenses	5,663	33,201	9,967	48,831
Share compensation expenses	1,869	1,754	3,995	7,618

Total underwriting deductions	126,448	147,244	8,767	282,459

Underwriting income (loss)	$132,466	$26,516	$(8,767)	$150,215

Net investment income	28,683	7,614	(2,264)	34,033
Other income	891	3,291	(3,100)	1,082
Finance expenses	(1,505)	—	(12,210)	(13,715)

Operating income (loss) before taxes	160,535	37,421	(26,341)	171,615
Tax benefit (expense)	—	1,544	(122)	1,422

Net operating income (loss)	$160,535	$38,965	$(26,463)	$173,037
Net realized gains on investments	20,297	2,761	—	23,058
Net unrealized gains on investments	25,505	6,083	—	31,588
Foreign exchange gains	2,895	7,595	300	10,790

Net income (loss)	$209,232	$55,404	$(26,163)	$238,473

Selected ratios:
Net premiums written / Gross premiums written	94.1%	79.7%		89.6%

Losses and loss expenses	30.5%	45.9%		36.7%
Policy acquisition costs	15.4%	18.7%		15.5%
General and administrative expenses (1)	2.9%	20.1%		13.0%

Expense ratio	18.3%	38.8%		28.5%

Combined ratio	48.8%	84.7%		65.2%

Total assets	$4,884,520	$2,558,598	$60,124	$7,503,242

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Three months ended September 30, 2009	Validus Re (2)	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$124,704	$227,325	$(21,001)	$331,028
Reinsurance premiums ceded	(38,435)	(50,253)	21,001	(67,687)

Net premiums written	86,269	177,072	—	263,341
Change in unearned premiums	113,499	(2,123)	—	111,376

Net premiums earned	199,768	174,949	—	374,717

Underwriting deductions
Losses and loss expenses	45,987	88,165	—	134,152
Policy acquisition costs	32,648	33,106	(1,518)	64,236
General and administrative expenses	17,987	23,424	4,625	46,036
Share compensation expenses	1,766	1,371	2,725	5,862

Total underwriting deductions	98,388	146,066	5,832	250,286

Underwriting income (loss)	$101,380	$28,883	$(5,832)	$124,431

Net investment income	23,420	7,629	(1,517)	29,532
Other income	1,847	772	(1,518)	1,101
Finance expenses	(393)	(3,926)	(6,938)	(11,257)

Operating income (loss) before taxes	126,254	33,358	(15,805)	143,807
Tax (expense) benefit	(41)	1,840	—	1,799

Net operating income (loss)	$126,213	$35,198	$(15,805)	$145,606
Gain on bargain purchase, net of expenses	—	—	302,950	302,950
Net realized gains on investments	5,397	32	—	5,429
Net unrealized gains on investments	40,893	9,544	—	50,437
Foreign exchange gains (losses)	739	(5,983)	—	(5,244)

Net income	$173,242	$38,791	$287,145	$499,178

Selected ratios:
Net premiums written / Gross premiums written	69.2%	77.9%		79.6%
Losses and loss expenses	23.0%	50.4%		35.8%
Policy acquisition costs	16.3%	18.9%		17.1%
General and administrative expenses (1)	9.9%	14.2%		13.8%

Expense ratio	26.2%	33.1%		30.9%

Combined ratio	49.2%	83.5%		66.7%

Total assets	$5,087,544	$2,049,647	$39,880	$7,177,071

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

(2)	Operating results of IPC have been included from the date of acquisition, September 4, 2009.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Nine Months Ended September 30, 2010	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$1,067,253	$742,973	$(78,391)	$1,731,835
Reinsurance premiums ceded	(62,748)	(209,749)	78,391	(194,106)

Net premiums written	1,004,505	533,224	—	1,537,729
Change in unearned premiums	(199,629)	(9,788)	—	(209,417)

Net premiums earned	804,876	523,436	—	1,328,312

Underwriting deductions
Losses and loss expenses	551,811	280,550	—	832,361
Policy acquisition costs	121,300	106,043	(9,967)	217,376
General and administrative expenses	32,958	83,709	38,112	154,779
Share compensation expenses	5,247	4,781	11,012	21,040

Total underwriting deductions	711,316	475,083	39,157	1,225,556

Underwriting income (loss)	$93,560	$48,353	$(39,157)	$102,756

Net investment income	87,842	22,185	(6,886)	103,141
Other income	3,446	8,350	(7,129)	4,667
Finance expenses	(3,905)	(3,140)	(35,039)	(42,084)

Operating income (loss) before taxes	180,943	75,748	(88,211)	168,480
Tax (expense)	(185)	(1,755)	(128)	(2,068)

Net operating income (loss)	$180,758	$73,993	$(88,339)	$166,412
Net realized gains on investments	40,439	6,458	—	46,897
Net unrealized gains on investments	73,397	15,244	—	88,641
Foreign exchange (losses) gains	(3,087)	753	261	(2,073)

Net income (loss)	$291,507	$96,448	$(88,078)	$299,877

Selected ratios:
Net premiums written / Gross premiums written	94.1%	71.8%		88.8%
Losses and loss expenses	68.6%	53.6%		62.7%
Policy acquisition costs	15.1%	20.3%		16.4%
General and administrative expenses (1)	4.7%	16.9%		13.2%

Expense ratio	19.8%	37.2%		29.6%

Combined ratio	88.4%	90.8%		92.3%

Total assets	$4,884,520	$2,558,598	$60,124	$7,503,242

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Nine Months Ended September 30, 2009	Validus Re (2)	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$734,390	$690,357	$(58,796)	$1,365,951
Reinsurance premiums ceded	(94,794)	(166,491)	58,796	(202,489)

Net premiums written	639,596	523,866	—	1,163,462
Change in unearned premiums	(101,684)	(40,102)	—	(141,786)

Net premiums earned	537,912	483,764	—	1,021,676

Underwriting deductions
Losses and loss expenses	142,570	248,166	—	390,736
Policy acquisition costs	90,346	102,378	(2,599)	190,125
General and administrative expenses	45,928	65,565	13,822	125,315
Share compensation expenses	4,986	5,804	8,058	18,848

Total underwriting deductions	283,830	421,913	19,281	725,024

Underwriting income (loss)	$254,082	$61,851	$(19,281)	$296,652

Net investment income	64,989	22,816	(4,538)	83,267
Other income	3,034	2,440	(2,599)	2,875
Finance expenses	(1,233)	(7,688)	(20,811)	(29,732)

Operating income (loss) before taxes	320,872	79,419	(47,229)	353,062
Tax (expense) benefit	(107)	3,408	—	3,301

Net operating income (loss)	$320,765	$82,827	$(47,229)	$356,363
Gain on bargain purchase, net of expenses	—	—	287,099	287,099
Net realized (losses) on investments	(14,282)	(6,360)	—	(20,642)
Net unrealized gains on investments	95,693	14,146	—	109,839
Foreign exchange (losses) gains	(641)	(427)	56	(1,012)

Net income	$401,535	$90,186	$239,926	$731,647

Selected ratios:
Net premiums written / Gross premiums written	87.1%	75.9%		85.2%
Losses and loss expenses	26.5%	51.3%		38.2%
Policy acquisition costs	16.8%	21.2%		18.6%
General and administrative expenses (1)	9.5%	14.8%		14.1%

Expense ratio	26.3%	36.0%		32.7%

Combined ratio	52.8%	87.3%		70.9%

Total assets	$5,087,544	$2,049,647	$39,880	$7,177,071

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

(2)	Operating results of IPC have been included from the date of acquisition, September 4, 2009.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended September 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$67,097	$19,639	$(995)	$85,741	24.9%
Worldwide excluding United States (1)	6,243	60,500	(594)	66,149	19.2%
Europe	7,163	9,688	(146)	16,705	4.9%
Latin America and Caribbean	17,340	29,033	(14,336)	32,037	9.3%
Japan	3,125	1,556	(21)	4,660	1.4%
Canada	21	1,808	(21)	1,808	0.5%
Rest of the world (2)	(372)	—	—	(372)	(0.1)%

Sub-total, non United States	33,520	102,585	(15,118)	120,987	35.2%
Worldwide including United States (1)	4,635	13,317	(135)	17,817	5.2%
Marine and Aerospace (3)	37,378	83,181	(1,064)	119,495	34.7%

Total	$142,630	$218,722	$(17,312)	$344,040	100.0%

	Three Months Ended September 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$54,524	$15,204	$(1,113)	$68,615	20.7%
Worldwide excluding United States (1)	4,322	70,954	(2,330)	72,946	22.1%
Europe	3,092	14,525	140	17,757	5.4%
Latin America and Caribbean	17,229	30,074	(16,833)	30,470	9.2%
Japan	2,363	947	(273)	3,037	0.9%
Canada	(183)	1,619	183	1,619	0.5%
Rest of the world (2)	804	—	—	804	0.2%

Sub-total, non United States	27,627	118,119	(19,113)	126,633	38.3%
Worldwide including United States (1)	9,946	18,152	(597)	27,501	8.3%
Marine and Aerospace (3)	32,607	75,850	(178)	108,279	32.7%

Total	$124,704	$227,325	$(21,001)	$331,028	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Represents risks in one geographic zone.

(3)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Nine Months Ended September 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$487,317	$74,613	$(6,486)	$555,444	32.1%
Worldwide excluding United States (1)	50,837	195,324	(6,512)	239,649	13.8%
Europe	98,396	38,058	(1,107)	135,347	7.8%
Latin America and Caribbean	61,115	75,628	(42,889)	93,854	5.4%
Japan	23,025	5,165	(158)	28,032	1.6%
Canada	158	8,811	(158)	8,811	0.5%
Rest of the world (2)	24,796	—	—	24,796	1.4%

Sub-total, non United States	258,327	322,986	(50,824)	530,489	30.5%
Worldwide including United States (1)	82,902	42,004	(2,369)	122,537	7.2%
Marine and Aerospace (3)	238,707	303,370	(18,712)	523,365	30.2%

Total	$1,067,253	$742,973	$(78,391)	$1,731,835	100.0%

	Nine Months Ended September 30, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$352,523	$62,096	$(6,200)	$408,419	29.9%
Worldwide excluding United States (1)	38,264	198,145	(11,612)	224,797	16.3%
Europe	49,674	52,434	(3,073)	99,035	7.3%
Latin America and Caribbean	35,685	62,670	(31,726)	66,629	4.9%
Japan	17,170	4,654	(273)	21,551	1.6%
Canada	469	7,998	(469)	7,998	0.6%
Rest of the world (2)	21,679	—	—	21,679	1.6%

Sub-total, non United States	162,941	325,901	(47,153)	441,689	32.3%
Worldwide including United States (1)	46,652	49,214	(2,884)	92,982	6.8%
Marine and Aerospace (3)	172,274	253,146	(2,559)	422,861	31.0%

Total	$734,390	$690,357	$(58,796)	$1,365,951	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Represents risks in one geographic zone.

(3)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and the Company’s consolidated financial condition, liquidity and capital resources at September 30, 2010 and December 31, 2009. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Executive Overview
     The Company underwrites from two distinct global operating segments, Validus Reinsurance, Ltd. (“Validus Re”) and Talbot. Validus Re, the Company’s principal reinsurance operating segment, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating segment, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) and which writes short-tail insurance products on a worldwide basis, and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yacht and onshore energy business on behalf of the Talbot syndicate and others.
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
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC (the “IPC Acquisition”) in exchange for common shares and cash. IPC’s operations focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The IPC Acquisition was undertaken to increase the Company’s capital base and gain a strategic advantage in the then current reinsurance market. This acquisition created a leading Bermuda carrier in the short-tail reinsurance market that facilitates stronger relationships with major reinsurance intermediaries.
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
     The January 2010 renewal period saw business being withdrawn from the market, notably catastrophe excess of loss, resulting in the Company writing less business in these lines and reducing the Company’s aggregate loss exposure. Despite the elevated level of catastrophe activity during the first quarter of 2010, principally the Chilean earthquake which stands among the most costly industry losses in history outside of the United States, the Company continues to see increased competition and decreased premium rates in most classes of business. During the July 2010 renewal period, Validus Re experienced rate decreases in the property and specialty portfolios. The Talbot segment, has also experienced pricing pressures in most classes of business, with the exception of the offshore energy, financial institution and political risk lines, which have been experiencing favorable renewal terms and conditions following recent losses. During the nine months ended September 30, 2010, Validus Re experienced rate decreases in most classes of business with the exception of offshore energy and Latin America. The Talbot segment has also experienced pricing pressure in most classes of business, with the exception of the offshore energy, financial institution and political risk lines.
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

	Three Months Ended
	September 30,
	2010	2009
Annualized return on average equity	25.9%	65.3%

     The decrease in annualized return on average equity for the three months ended September 30, 2010 was driven primarily by the absence of the $303.0 million gain on bargain purchase, net of expenses relating to the IPC Acquisition. Net operating income for the three months ended September 30, 2010 increased by $27.4 million, or 18.8% compared to the three months ended September 30, 2009.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $1.72, or 5.7%, from $30.30 at June 30, 2010 to $32.02 at September 30, 2010. The increase was substantially due to the earnings generated in the three months ended September 30, 2010, partially offset by dividends of $0.22 per share and per share equivalent paid in the period. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. On November 3, 2010, the Company announced a quarterly cash dividend of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 31, 2010 to holders of record on December 15, 2010.

     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended September 30, 2010 and 2009 was $150.2 million and $124.4 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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

The following table presents results of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	2009 (a)	Pro Forma 2009 (c)	2010	2009 (a)	Pro Forma 2009 (c)
Gross premiums written	$344,040	$331,028	$356,471	$1,731,835	$1,365,951	$1,753,288
Reinsurance premiums ceded	(35,641)	(67,687)	(67,866)	(194,106)	(202,489)	(209,018)

Net premiums written	308,399	263,341	288,605	1,537,729	1,163,462	1,544,270
Change in unearned premiums	124,275	111,376	153,457	(209,417)	(141,786)	(260,343)

Net premiums earned	432,674	374,717	442,062	1,328,312	1,021,676	1,283,927

Losses and loss expenses	158,936	134,152	136,253	832,361	390,736	423,529
Policy acquisition costs	67,074	64,236	71,126	217,376	190,125	216,759
General and administrative expenses	48,831	46,036	49,916	154,779	125,315	149,257
Share compensation expenses	7,618	5,862	7,612	21,040	18,848	25,562

Total underwriting deductions	282,459	250,286	264,907	1,225,556	725,024	815,107

Underwriting income (b)	150,215	124,431	177,155	102,756	296,652	468,820

Net investment income	34,033	29,532	39,451	103,141	83,267	128,438
Other income	1,082	1,101	1,044	4,667	2,875	2,844
Finance expenses	(13,715)	(11,257)	(11,257)	(42,084)	(29,732)	(30,115)

Operating income before taxes (b)	171,615	143,807	206,393	168,480	353,062	569,987
Tax benefit (expense)	1,422	1,799	1,799	(2,068)	3,301	3,301

Net operating income (b)	173,037	145,606	208,192	166,412	356,363	573,288

Gain on bargain purchase, net of expenses	—	302,950		—	287,099
Net realized gains (losses) on investments	23,058	5,429	11,093	46,897	(20,642)	(13,816)
Net unrealized gains on investments	31,588	50,437	114,779	88,641	109,839	214,832
Foreign exchange gains (losses)	10,790	(5,244)	1,191	(2,073)	(1,012)	3,956

Net income	$238,473	$499,178	$335,255	$299,877	$731,647	$778,260

Selected ratios:
Net premiums written / Gross premiums written	89.6%	79.6%	81.0%	88.8%	85.2%	88.1%

Losses and loss expenses	36.7%	35.8%	30.8%	62.7%	38.2%	33.0%
Policy acquisition costs	15.5%	17.1%	16.1%	16.4%	18.6%	16.9%
General and administrative expenses (d)	13.0%	13.8%	13.0%	13.2%	14.1%	13.6%

Expense ratio	28.5%	30.9%	29.1%	29.6%	32.7%	30.5%

Combined ratio	65.2%	66.7%	59.9%	92.3%	70.9%	63.5%

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three months and nine months ended September 30, 2009.

d)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	2009 (a)	Pro Forma 2009 (c)	2010	2009 (a)	Pro Forma 2009 (c)
Validus Re
Gross premiums written	$142,630	$124,704	$150,147	$1,067,253	$734,390	$1,121,727
Reinsurance premiums ceded	(8,463)	(38,435)	(38,614)	(62,748)	(94,794)	(101,323)

Net premiums written	134,167	86,269	111,533	1,004,505	639,596	1,020,404
Change in unearned premiums	124,747	113,499	155,580	(199,629)	(101,684)	(220,241)

Net premiums earned	258,914	199,768	267,113	804,876	537,912	800,163

Losses and loss expenses	79,098	45,987	48,088	551,811	142,570	175,363
Policy acquisition costs	39,818	32,648	39,538	121,300	90,346	116,980
General and administrative expenses	5,663	17,987	21,867	32,958	45,928	69,870
Share compensation expenses	1,869	1,766	3,516	5,247	4,986	11,700

Total underwriting deductions	126,448	98,388	113,009	711,316	283,830	373,913

Underwriting income (b)	132,466	101,380	154,104	93,560	254,082	426,250

Talbot
Gross premiums written	$218,722	$227,325	$227,325	$742,973	$690,357	$690,357
Reinsurance premiums ceded	(44,490)	(50,253)	(50,253)	(209,749)	(166,491)	(166,491)

Net premiums written	174,232	177,072	177,072	533,224	523,866	523,866
Change in unearned premiums	(472)	(2,123)	(2,123)	(9,788)	(40,102)	(40,102)

Net premiums earned	173,760	174,949	174,949	523,436	483,764	483,764
Losses and loss expenses	79,838	88,165	88,165	280,550	248,166	248,166
Policy acquisition costs	32,451	33,106	33,106	106,043	102,378	102,378
General and administrative expenses	33,201	23,424	23,424	83,709	65,565	65,565
Share compensation expenses	1,754	1,371	1,371	4,781	5,804	5,804

Total underwriting deductions	147,244	146,066	146,066	475,083	421,913	421,913

Underwriting income (b)	26,516	28,883	28,883	48,353	61,851	61,851

Corporate & Eliminations
Gross premiums written	$(17,312)	$(21,001)	$(21,001)	$(78,391)	$(58,796)	$(58,796)
Reinsurance premiums ceded	17,312	21,001	21,001	78,391	58,796	58,796

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—

Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(5,195)	(1,518)	(1,518)	(9,967)	(2,599)	(2,599)
General and administrative expenses	9,967	4,625	4,625	38,112	13,822	13,822
Share compensation expenses	3,995	2,725	2,725	11,012	8,058	8,058

Total underwriting deductions	8,767	5,832	5,832	39,157	19,281	19,281

Underwriting (loss) (b)	(8,767)	(5,832)	(5,832)	(39,157)	(19,281)	(19,281)

Total underwriting income (b)	$150,215	$124,431	$177,155	$102,756	$296,652	$468,820

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three and nine months ended September 30, 2009.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
     Net income for the three months ended September 30, 2010 was $238.5 million compared to net income of $499.2 million for the three months ended September 30, 2009, a decrease of $260.7 million or 52.2%. The primary factors driving the decrease in net income were:
•	The significant non-recurring gain on bargain purchase, net of expenses of $303.0 million in the third quarter of 2009 relating to the IPC Acquisition; and

•	Decrease in net unrealized gains on investments of $18.8 million.
The above items were partially offset by the following factors:
•	Increase in underwriting income of $25.8 million due primarily to an increase in net premiums earned of $58.0 million, partially offset by an increase in underwriting deductions of $32.2 million including $47.7 million of notable loss events included in loss and loss expenses. Underwriting deductions also include policy acquisition costs, general and administrative expenses and share compensation expenses;

•	Increase in net investment income and net realized gains on investments of $4.5 million and $17.6 million, respectively; and

•	A favorable movement in foreign exchange of $16.0 million.
The change in net income for the three months ended September 30, 2010 of $260.7 million as compared to the three months ended September 30, 2009 is described in the following table:

	Three Months Ended September 30, 2010
	Increase (Decrease) Over the Three Months Ended September 30, 2009
			Corporate and
(Dollars in thousands)	Validus Re (a)	Talbot	Eliminations	Total (a)
Notable losses — net loss and loss expenses (b)	$(36,451)	$(11,224)	$—	$(47,675)
Notable losses — net reinstatement premiums (b)	815	(265)	—	550
Other underwriting income (loss)	66,722	9,122	(2,935)	72,909

Underwriting income (loss) (c)	31,086	(2,367)	(2,935)	25,784
Net investment income	5,263	(15)	(747)	4,501
Other income	(956)	2,519	(1,582)	(19)
Finance expenses	(1,112)	3,926	(5,272)	(2,458)

	34,281	4,063	(10,536)	27,808
Taxes	41	(296)	(122)	(377)

	34,322	3,767	(10,658)	27,431

Gain on bargain purchase, net of expenses	—	—	(302,950)	(302,950)
Net realized gains on investments	14,900	2,729	—	17,629
Net unrealized gains on investments	(15,388)	(3,461)	—	(18,849)
Net foreign exchange gains	2,156	13,578	300	16,034

Net income (loss)	$35,990	$16,613	$(313,308)	$(260,705)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Notable losses for the three months ended September 30, 2010 include: New Zealand earthquake, Oklahoma windstorm, a Political risk loss and Hurricane Karl. Excludes the reserve for potential development on 2010 notable loss events.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written
     Gross premiums written for the three months ended September 30, 2010 were $344.0 million compared to $331.0 million for the three months ended September 30, 2009, an increase of $13.0 million or 3.9%. The property and marine lines increased by $14.9 million and $5.0 million, respectively, while the specialty lines decreased by $6.9 million. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$156,381	45.4%	$141,480	42.7%	10.5%
Marine	100,746	29.3%	95,772	29.0%	5.2%
Specialty	86,913	25.3%	93,776	28.3%	(7.3)%

Total	$344,040	100.0%	$331,028	100.0%	3.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re gross premiums written for the three months ended September 30, 2010 were $142.6 million compared to $124.7 million for the three months ended September 30, 2009, an increase of $17.9 million or 14.4%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$99,313	69.6%	$80,578	64.6%	23.3%
Marine	37,495	26.3%	28,408	22.8%	32.0%
Specialty	5,822	4.1%	15,718	12.6%	(63.0)%

Total	$142,630	100.0%	$124,704	100.0%	14.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     During the three months ended September 30, 2010, Validus Re wrote new business and increased lines on renewing business by $115.3 million compared to $106.5 million in the three months ended September 30, 2009, an increase of $8.8 million. In addition, there was a $13.5 million net increase in premium adjustments and reinstatement premiums, partially offset by a $3.7 million decrease in inter-company premiums written with Talbot which are eliminated upon consolidation.
     The increase in gross premiums written in the property lines of $18.7 million was due primarily to an $18.2 million increase in premium adjustments and reinstatement premiums. In addition, there was a $3.2 million increase in new and renewing business in the property lines. The increase in gross premiums written of $9.1 million in the marine lines was due primarily to a $10.5 million increase in lines on renewing business and new business. The decrease in gross premiums written in the specialty lines of $9.9 million was primarily due to a $4.9 million decrease in new and renewing business due to unfavorable pricing conditions in certain specialty lines. In addition, the impact of premium adjustments and reinstatement premiums in the specialty lines for the three months ended September 30, 2010 was $4.4 million lower than for the three months ended September 30, 2009.

     Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot decreased by $2.1 million in the property lines, $1.1 million in the marine lines and $0.5 million in the specialty lines as compared to the three months ended September 30, 2009. These reinsurance agreements with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the three months ended September 30, 2010 were $218.7 million compared to $227.3 million for the three months ended September 30, 2009, a decrease of $8.6 million or 3.8%. The $218.7 million of gross premiums written translated at 2009 rates of exchange would have been $221.5 million during the three months ended September 30, 2010, an increase of $2.8 million. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$73,201	33.4%	$79,155	34.8%	(7.5)%
Marine	64,422	29.5%	69,621	30.6%	(7.5)%
Specialty	81,099	37.1%	78,549	34.6%	3.2%

Total	$218,722	100.0%	$227,325	100.0%	(3.8)%

     The decrease in gross premiums written in the property lines of $6.0 million was primarily due to a $7.6 million reduction of gross premiums written in the onshore energy lines. This reduction related to the change in timing of certain renewals from the third quarter of 2009 to the second quarter of 2010. In addition, there was a decrease of $5.2 million in the marine lines and an increase of $2.6 million in the specialty lines for the three months ended September 30, 2010.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended September 30, 2010 were $35.6 million compared to $67.7 million for the three months ended September 30, 2009, a decrease of $32.0 million or 47.3%. Reinsurance premiums ceded in the property lines decreased by $42.8 million, partially offset by an increase in the marine and specialty lines of $3.9 million and $6.9 million, respectively. Details of reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$13,662	38.3%	$56,466	83.4%	(75.8)%
Marine	10,377	29.1%	6,504	9.6%	59.5%
Specialty	11,602	32.6%	4,717	7.0%	146.0%

Total	$35,641	100.0%	$67,687	100.0%	(47.3)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re reinsurance premiums ceded for the three months ended September 30, 2010 were $8.5 million compared to $38.4 million for the three months ended September 30, 2009, a decrease of $30.0 million or 78.0%. Details of Validus Re reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$178	2.1%	$33,991	88.4%	(99.5)%
Marine	8,035	94.9%	4,444	11.6%	80.8%
Specialty	250	3.0%	—	0.0%	NM

Total	$8,463	100.0%	$38,435	100.0%	(78.0)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
NM: Not meaningful
     Reinsurance premiums ceded in the property lines decreased by $33.8 million, primarily due the prior year purchase of $34.0 million in catastrophe retrocessional coverage for IPC’s U.S. property exposures. Reinsurance premiums ceded in the marine lines increased by $3.6 million, due primarily to a change in the timing of purchases of $3.4 million in certain reinsurance contracts.
Talbot. Talbot reinsurance premiums ceded for the three months ended September 30, 2010 were $44.5 million compared to $50.3 million for the three months ended September 30, 2009, a decrease of $5.8 million or 11.5%. This decrease was primarily due to lower amounts ceded under the quota share following the decrease in premiums written in the onshore energy lines and a lower quota share percentage for 2010 as compared to 2009. Details of Talbot reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$29,617	66.6%	$40,728	81.0%	(27.3)%
Marine	3,513	7.9%	4,317	8.6%	(18.6)%
Specialty	11,360	25.5%	5,208	10.4%	118.1%

Total	$44,490	100.0%	$50,253	100.0%	(11.5)%

     Reinsurance premiums ceded in the property lines decreased by $11.1 million. The decrease was due primarily to the reduction in premiums written in the onshore energy lines. Reinsurance premiums ceded in the specialty lines increased by $6.2 million due to an additional purchase of reinsurance under the excess of loss program and higher reinstatement premiums in the direct aviation and financial institutions lines. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended September 30, 2010 were $17.3 million compared to $21.0 million for the three months ended September 30, 2009, a decrease of $3.7 million. These reinsurance agreements with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the three months ended September 30, 2010 were $308.4 million compared to $263.3 million for the three months ended September 30, 2009, an increase of $45.1 million, or 17.1%. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2010 and 2009 were 89.6% and 79.6%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$142,719	46.3%	$85,014	32.3%	67.9%
Marine	90,369	29.3%	89,268	33.9%	1.2%
Specialty	75,311	24.4%	89,059	33.8%	(15.4)%

Total	$308,399	100.0%	$263,341	100.0%	17.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums written for the three months ended September 30, 2010 were $134.2 million compared to $86.3 million for the three months ended September 30, 2009, an increase of $47.9 million or 55.5%. Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$99,135	73.8%	$46,587	54.0%	112.8%
Marine	29,460	22.0%	23,964	27.8%	22.9%
Specialty	5,572	4.2%	15,718	18.2%	(64.6)%

Total	$134,167	100.0%	$86,269	100.0%	55.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 94.1% and 69.2% for the three months ended September 30, 2010 and 2009, respectively, reflecting the decrease in reinsurance premiums ceded relating to the purchase of the $34.0 million retrocessional coverage arising from the IPC Acquisition.
Talbot. Talbot net premiums written for the three months ended September 30, 2010 were $174.2 million compared to $177.1 million for the three months ended September 30, 2009, a decrease of $2.8 million or 1.6%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$43,584	25.0%	$38,427	21.7%	13.4%
Marine	60,909	35.0%	65,304	36.9%	(6.7)%
Specialty	69,739	40.0%	73,341	41.4%	(4.9)%

Total	$174,232	100.0%	$177,072	100.0%	(1.6)%

     The decrease in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded, in particular the lower net premium resulting from lower premiums written in the three months ended September 30, 2010. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2010 and 2009 were 79.7% and 77.9%, respectively, reflecting the lower gross premiums written.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended September 30, 2010 was $124.3 million compared to $111.4 million for the three months ended September 30, 2009, a change of $12.9 million or 11.6%.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009 (a)
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$150,298	$95,638	57.2%
Change in prepaid reinsurance premium	(26,023)	15,738	(265.4)%

Net change in unearned premium	$124,275	$111,376	11.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re’s net change in unearned premiums for the three months ended September 30, 2010 were $124.7 million compared to $113.5 million for the three months ended September 30, 2009, a change of $11.2 million or 9.9%. The rate of change in unearned premiums has increased due primarily to the earnings effect of the increased net premiums written and has been impacted by timing factors on added premiums.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009 (a)
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$131,794	$99,768	32.1%
Change in prepaid reinsurance premium	(7,047)	13,731	(151.3)%

Net change in unearned premium	$124,747	$113,499	9.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Talbot. The Talbot net change in unearned premiums for the three months ended September 30, 2010 was ($0.5) million compared to ($2.1) million for the three months ended September 30, 2009, a change of $1.7 million, or 77.8%.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$18,504	$(4,130)	548.0%
Change in prepaid reinsurance premium	(18,976)	2,007	NM

Net change in unearned premium	$(472)	$(2,123)	77.8%

NM: Not meaningful
     The Talbot net change in unearned premium has decreased for the three months ended September 30, 2010 primarily due to the seasonality of earnings of gross premiums written compared to the current quarter premiums written.
Net Premiums Earned
     Net premiums earned for the three months ended September 30, 2010 were $432.7 million compared to $374.7 million for the three months ended September 30, 2009, an increase of $58.0 million or 15.5%. The increase in net premiums earned was driven by increased premiums earned of $59.1 million in the Validus Re segment, partially offset by a decrease of $1.2 million in the Talbot segment. Details of net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30 , 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$232,117	53.6%	$177,916	47.4%	30.5%
Marine	109,904	25.4%	114,114	30.5%	(3.7)%
Specialty	90,653	21.0%	82,687	22.1%	9.6%

Total	$432,674	100.0%	$374,717	100.0%	15.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums earned for the three months ended September 30, 2010 were $258.9 million compared to $199.8 million for the three months ended September 30, 2009, an increase of $59.1 million or 29.6%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$191,027	73.8%	$141,547	70.9%	35.0%
Marine	41,894	16.2%	35,397	17.7%	18.4%
Specialty	25,993	10.0%	22,824	11.4%	13.9%

Total	$258,914	100.0%	$199,768	100.0%	29.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in net premiums earned was due primarily to an increase of $59.2 million of premiums earned on contracts incepting in the first half of the year which is consistent with the increase in new and renewing premiums compared to the three months ended September 30, 2009.
Talbot. Talbot net premiums earned for the three months ended September 30, 2010 were $173.8 million compared to $174.9 million for the three months ended September 30, 2009, a decrease of $1.2 million or 0.7%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$41,090	23.6%	$36,369	20.8%	13.0%
Marine	68,010	39.2%	78,717	45.0%	(13.6)%
Specialty	64,660	37.2%	59,863	34.2%	8.0%

Total	$173,760	100.0%	$174,949	100.0%	(0.7)%

     The decrease in net premiums earned is due primarily to the lower levels of gross premiums written by the onshore energy team, over the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, as discussed above.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended September 30, 2010 were $158.9 million compared to $134.2 million for the three months ended September 30, 2009, an increase of $24.8 million or 18.5%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended September 30, 2010 and 2009 were 36.7% and 35.8%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009 (a)	% Change
Property	25.8%	13.5%	12.3
Marine	44.0%	65.5%	(21.5)
Specialty	55.9%	42.7%	13.2
All lines	36.7%	35.8%	0.9

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     At September 30, 2010 and 2009, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended September 30, 2010.

	As at September 30, 2010
			Total Gross Reserve for
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Losses and Loss Expenses
Property	$511,831	$418,457	$930,288
Marine	322,300	316,790	639,090
Specialty	194,428	257,039	451,467

Total	$1,028,559	$992,286	$2,020,845

	As at September 30, 2010
			Total Net Reserve for
(Dollars in thousands)	Net Case Reserves	Net IBNR	Losses and Loss Expenses
Property	$477,683	$391,877	$869,560
Marine	260,079	256,371	516,450
Specialty	154,288	211,726	366,014

Total	$892,050	$859,974	$1,752,024

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2010:

	Three Months Ended September 30, 2010
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$1,029,478	$1,142,715	$(194,063)	$1,978,130
Losses recoverable at period beginning	(60,145)	(327,522)	194,063	(193,604)

Net reserves at period beginning	969,333	815,193	—	1,784,526

Incurred losses — current period	98,295	110,394	—	208,689
Incurred losses — change in prior accident years	(19,197)	(30,556)	—	(49,753)

Incurred losses	79,098	79,838	—	158,936

Foreign exchange	13,812	8,596	—	22,408
Paid losses	(108,384)	(105,462)	—	(213,846)

Net reserves at period end	953,859	798,165	—	1,752,024

Losses recoverable	81,368	355,778	(168,325)	268,821

Gross reserves at period end	1,035,227	1,153,943	(168,325)	2,020,845

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $49.8 million of this, $19.2 million related to the Validus Re segment and $30.6 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 11.5 percentage points for the three months ended September 30, 2010. For the three months ended September 30, 2010, the Company incurred $47.7 million from notable loss events described below, which represented 11.0 percentage points of the loss ratio, excluding reserve for potential development on 2010 notable loss events, as described below. Net of $0.6 million of reinstatement premiums, the effect of these events on net income was $47.1 million. For the three months ended September 30, 2009, the Company did not experience any notable loss events. The Company’s loss ratio, excluding prior year development and notable loss events for the three months ended September 30, 2010 and 2009 were 37.2% and 44.3%, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent notable loss events. The Company’s actual ultimate net loss may vary materially from estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. Therefore, during the three months ended September 30, 2010, the Company incurred a further $30.0 million reserve for potential development on 2010 notable loss events which is in excess of the $47.7 million cited above and which represented 6.9 percentage points on the loss ratio.

		Three months ended September 30, 2010
Third Quarter 2010 Notable Loss Events (1)		Validus Re		Talbot		Total
		Losses and		Losses and		Losses and
		Loss		Loss		Loss
(Dollars in thousands)	Description	Expenses (2)	% of NPE	Expenses (2)	% of NPE	Expenses (2)	% of NPE
New Zealand earthquake	Earthquake	$25,285	9.8%	$3,400	2.0%	$28,685	6.6%
Oklahoma windstorm	Windstorm	7,500	2.9%	177	0.1%	7,677	1.8%
Political risk	Contract frustration	—	—	5,000	2.9%	5,000	1.1%
Hurricane Karl	Windstorm	3,666	1.4%	2,647	1.5%	6,313	1.5%

Total		$36,451	14.1%	$11,224	6.5%	$47,675	11.0%

(1)	These 2010 notable loss event amounts are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events, and other uncertainties inherent in loss estimation, uncertainty remains regarding losses from these events and the Company’s actual ultimate net losses from these events may vary materially from these estimates.

(2)	Net of reinsurance but not net of reinstatement premiums. Reinstatement premiums were $0.6 million for the three months ended September 30, 2010.
Validus Re. Validus Re losses and loss expenses for the three months ended September 30, 2010 were $79.1 million compared to $46.0 million for the three months ended September 30, 2009, an increase of $33.1 million or 72.0%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 30.5% and 23.0% for the three months ended September 30, 2010 and 2009, respectively. Favorable loss development on prior years totaled $19.2 million and benefited the Validus Re loss ratio by 7.5 percentage points. For the three months ended

September 30, 2010, Validus Re incurred notable loss events as identified above of $36.5 million, which represented 14.1 percentage points of the loss ratio, excluding the reserve for potential development on 2010 notable loss events. For the three months ended September 30, 2009, Validus Re did not experience any notable loss events. Validus Re segment loss ratios, excluding prior year development and notable loss events identified above, for the three months ended September 30, 2010 and 2009 were 23.9% and 32.6%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,

	2010	2009 (a)	% Change
Property — current year	30.5%	28.2%	2.3
Property — change in prior accident years	(9.0)%	(23.3)%	14.3

Property — loss ratio	21.5%	4.9%	16.6

Marine — current year	90.3%	32.7%	57.6
Marine — change in prior accident years	(1.7)%	47.8%	(49.5)

Marine — loss ratio	88.6%	80.5%	8.1

Specialty — current year	8.5%	60.3%	(51.8)
Specialty — change in prior accident years	(5.3)%	(13.8)%	8.5

Specialty – loss ratio	3.2%	46.5%	(43.3)

All lines — current year	38.0%	32.6%	5.4
All lines — change in prior accident years	(7.5)%	(9.6)%	2.1

All lines — loss ratio	30.5%	23.0%	7.5

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     For the three months ended September 30, 2010, Validus Re property lines include $58.3 million related to current year losses and $17.1 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claim development. For the three months ended September 30, 2010, Validus Re’s property lines incurred $36.5 million of notable losses, which represented 19.1 percentage points of the property line loss ratio, excluding reserve for potential development on 2010 notable loss events. For the three months ended September 30, 2009, Validus Re’s property lines did not experience any notable loss events. Validus Re property lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended September 30, 2010 and 2009 were 11.4% and 28.2%, respectively.
     For the three months ended September 30, 2010, Validus Re marine lines include $37.8 million related to current year losses and $0.7 million of favorable development relating to prior accident years. For the three months ended September 30, 2010 and three months ended September 30, 2009, Validus Re’s marine lines did not experience any notable loss events. Validus Re marine line loss ratios, excluding prior year development, for the three months ended September 30, 2010 and 2009 were 90.3% and 32.7%, respectively.
     For the three months ended September 30, 2010, Validus Re specialty lines include $2.2 million related to current year losses and $1.4 million of favorable development relating to prior accident years. For the three months ended September 30, 2010 and three months ended September 30, 2009, Validus Re’s specialty lines did not experience any notable loss events. Validus Re specialty lines loss ratios, excluding prior year development, for the three months ended September 30, 2010 and 2009 were 8.5% and 60.3%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended September 30, 2010 were $79.8 million compared to $88.2 million for the three months ended September 30, 2009, a decrease of $8.3 million, or 9.4%. The Talbot loss ratio was 45.9% and 50.4% for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, Talbot incurred losses of $110.4 million related to current year losses and $30.6 million in favorable development relating to prior accident years. For the three months ended September 30, 2010, Talbot incurred $11.2 million of notable losses, which represented 6.5 percentage points of the loss ratio.

For the three months ended September 30, 2009, Talbot did not experience any notable loss events. Talbot loss ratios, excluding prior year loss development and notable loss events identified above, for the three months ended September 30, 2010 and three months ended September 30, 2009 were 57.0% and 57.7%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,

	2010	2009	% Change
Property — current year	60.1%	56.1%	4.0
Property — change in prior accident years	(14.3)%	(8.9)%	(5.4)

Property — loss ratio	45.8%	47.2%	(1.4)

Marine — current year	53.1%	58.7%	(5.6)
Marine — change in prior accident years	(36.6)%	0.1%	(36.7)

Marine — loss ratio	16.5%	58.8%	(42.3)

Specialty — current year	76.7%	57.3%	19.4
Specialty — change in prior accident years	0.3%	(16.0)%	16.3

Specialty – loss ratio	77.0%	41.3%	35.7

All lines — current year	63.5%	57.7%	5.8
All lines — change in prior accident years	(17.6)%	(7.3)%	(10.3)

All lines — loss ratio	45.9%	50.4%	(4.5)
     For the three months ended September 30, 2010, Talbot property lines include $24.7 million related to current year losses and $5.9 million of favorable development relating to prior accident years. The favorable development is attributable to lower than expected claims development on the property facultative and binder accounts. For the three months ended September 30, 2010, Talbot’s property lines incurred $6.2 million of notable losses, which represented 15.1 percentage points of the property lines loss ratio. For the three months ended September 30, 2009, Talbot’s property lines did not experience any notable loss events. Talbot property line loss ratio, excluding prior year development and loss events noted above for the three months ended September 30, 2010 and 2009 were 45.0% and 56.1%, respectively.
     For the three months ended September 30, 2010, Talbot marine lines include $36.1 million related to current year losses and $24.9 million of favorable development relating to prior accident years. The prior year favorable development is primarily due to lower than expected loss development across a number of lines but most notably on the offshore energy lines. Talbot marine lines loss ratios, excluding prior year development, for the three months ended September 30, 2010 and 2009 were 53.1% and 58.7%, respectively.
     For the three months ended September 30, 2010, Talbot specialty lines include $49.6 million relating to current year losses and $0.2 million of adverse development on prior accident years. For the three months ended September 30, 2010, Talbot’s specialty lines incurred $5.0 million of notable losses, which represented 7.7 percentage points of the specialty lines loss ratio. For the three months ended September 30, 2009, Talbot’s specialty lines did not experience any notable loss events. Talbot specialty lines loss ratios, excluding prior year development for the three months ended September 30, 2010 and 2009 were 69.0% and 57.3%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended September 30, 2010 were $67.1 million compared to $64.2 million for the three months ended September 30, 2009, an increase of $2.8 million or 4.4%. Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2010 and 2009 were 15.5% and 17.1%, respectively. The changes in policy acquisition costs are due to the factors described below.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$22,690	33.8%	9.8%	$24,919	38.8%	14.0%	(8.9)%
Marine	24,361	36.3%	22.2%	21,586	33.6%	18.9%	12.9%
Specialty	20,023	29.9%	22.1%	17,731	27.6%	21.4%	12.9%

Total	$67,074	100.0%	15.5%	$64,236	100.0%	17.1%	4.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re policy acquisition costs for the three months ended September 30, 2010 were $39.8 million compared to $32.6 million for the three months ended September 30, 2009, an increase of $7.2 million or 22.0%.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$27,335	68.6%	14.3%	$22,884	70.1%	16.2%	19.5%
Marine	9,113	22.9%	21.8%	6,392	19.6%	18.1%	42.6%
Specialty	3,370	8.5%	13.0%	3,372	10.3%	14.8%	(0.1)%

Total	$39,818	100.0%	15.4%	$32,648	100.0%	16.3%	22.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Policy acquisition costs include brokerage, commission and excise tax and are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Validus Re policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2010 and 2009 were 15.4% and 16.3%, respectively. The Validus Re policy acquisition ratio has remained relatively stable for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have the effect of distorting the policy acquisition costs.
Talbot. Talbot policy acquisition costs for the three months ended September 30, 2010 were $32.5 million compared to $33.1 million for the three months ended September 30, 2009, a decrease of $0.7 million or 2.0%.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$433	1.3%	1.1%	$3,553	10.7%	9.8%	(87.8)%
Marine	15,302	47.2%	22.5%	15,194	45.9%	19.3%	0.7%
Specialty	16,716	51.5%	25.9%	14,359	43.4%	24.0%	16.4%

Total	$32,451	100.0%	18.7%	$33,106	100.0%	18.9%	(2.0)%

     Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2010 and 2009 were 18.7% and 18.9%, respectively.

General and Administrative Expenses
     General and administrative expenses for the three months ended September 30, 2010 were $48.8 million compared to $46.0 million for the three months ended September 30, 2009, an increase of $2.8 million or 6.1%. The increase was a result of increased expenses in the Talbot and Corporate segments, offset by a decrease in the Validus Re segment.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$5,663	11.6%	$17,987	39.1%	(68.5)%
Talbot	33,201	68.0%	23,424	50.9%	41.7%
Corporate & Eliminations	9,967	20.4%	4,625	10.0%	115.5%

Total	$48,831	100.0%	$46,036	100.0%	6.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     General and administrative expenses of $48.8 million in the three months ended September 30, 2010 represents 11.3 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended September 30, 2010 were $5.7 million compared to $18.0 million for the three months ended September 30, 2009, a decrease of $12.3 million or 68.5%. General and administrative expenses have decreased primarily as a result of a decrease in salaries and benefits driven by the reallocation of staff, starting in the first quarter of 2010, into the Corporate segment from the Validus Re segment compared to the three months ended September 30, 2009. In addition, there was a reduction of performance bonus accrual during the quarter and a reduction in employee severance costs relating to the IPC Acquisition compared to the prior year. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2010 and 2009 were 2.2% and 9.0%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended September 30, 2010 were $33.2 million compared to $23.4 million for the three months ended September 30, 2009, an increase of $9.8 million or 41.7%. General and administrative expenses have increased primarily as a result of an increase in staff costs and performance bonus accruals. There was an increase in staff from 223 at September 30, 2009 to 268 at September 30, 2010. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2010 and 2009 were 19.1% and 13.4%, respectively.
     Corporate & Eliminations. Corporate general and administrative expenses for the three months ended September 30, 2010 were $10.0 million compared to $4.6 million for the three months ended September 30, 2009, an increase of $5.3 million or 115.5%. During the first quarter of 2010, to better align the Company’s operating and reporting structure with its current strategy, there was a change in segment structure. This change was to allocate all ‘non-core underwriting’ expenses, predominantly general and administration and stock compensation expenses to the Corporate segment. Prior periods have not been restated as the change is immaterial to the Consolidated Financial Statements. Corporate general and administrative expenses include executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole. In addition, general and administrative expenses have increased as a result of an increase in staff from 61 at September 30, 2009, on a comparative basis, to 78 at September 30, 2010.
Share Compensation Expenses
     Share compensation expenses for the three months ended September 30, 2010 were $7.6 million compared to $5.9 million for the three months ended September 30, 2009, an increase of $1.8 million or 30.0%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$1,869	24.6%	$1,766	30.1%	5.8%
Talbot	1,754	23.0%	1,371	23.4%	27.9%
Corporate & Eliminations	3,995	52.4%	2,725	46.5%	46.6%

Total	$7,618	100.0%	$5,862	100.0%	30.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Share compensation expenses of $7.6 million in the three months ended September 30, 2010 represents 1.7 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the three months ended September 30, 2010 were $1.9 million compared to $1.8 million for the three months ended September 30, 2009 an increase of $0.1 million or 5.8%. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2010 and 2009 were 0.7% and 0.9%, respectively.
Talbot. Talbot share compensation expenses for the three months ended September 30, 2010 was $1.8 million compared to $1.4 million for the three months ended September 30, 2009 an increase of $0.4 million or 27.9%. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2010 and 2009 were 1.0% and 0.8%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the three months ended September 30, 2010 were $4.0 million compared to $2.7 million for the three months ended September 30, 2009, an increase of $1.3 million or 46.6%.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009 (a)	% Change
Losses and loss expense ratio	36.7%	35.8%	0.9
Policy acquisition cost ratio	15.5%	17.1%	(1.6)
General and administrative expense ratio (b)	13.0%	13.8%	(0.8)

Expense ratio	28.5%	30.9%	(2.4)

Combined ratio	65.2%	66.7%	(1.5)

	Three Months Ended	Three Months Ended
Validus Re	September 30, 2010	September 30, 2009 (a)	% Change
Losses and loss expense ratio	30.5%	23.0%	7.5
Policy acquisition cost ratio	15.4%	16.3%	(0.9)
General and administrative expense ratio (b)	2.9%	9.9%	(7.0)

Expense ratio	18.3%	26.2%	(7.9)

Combined ratio	48.8%	49.2%	(0.4)

	Three Months Ended	Three Months Ended
Talbot	September 30, 2010	September 30, 2009 (a)	% Change
Losses and loss expense ratio	45.9%	50.4%	(4.5)
Policy acquisition cost ratio	18.7%	18.9%	(0.2)
General and administrative expense ratio (b)	20.1%	14.2%	5.9

Expense ratio	38.8%	33.1%	5.7

Combined ratio	84.7%	83.5%	1.2

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the three months ended September 30, 2010 and 2009 were 13.0% and 13.8%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009 (a)
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$48,831	11.3%	$46,036	12.3%
Share compensation expenses	7,618	1.7%	5,862	1.5%

Total	$56,449	13.0%	$51,898	13.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Underwriting Income
     Underwriting income for the three months ended September 30, 2010 was $150.2 million compared to underwriting income of $124.4 million for the three months ended September 30, 2009, an increase of $25.8 million, or 20.7%.

	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2010	% of Sub-Total	2009 (a)	% of Sub-Total	% Change
Validus Re	$132,466	83.3%	$101,380	77.8%	30.7%
Talbot	26,516	16.7%	28,883	22.2%	(8.2)%

Sub-total	158,982	100.0%	130,263	100.0%	22.0%

Corporate & Eliminations	(8,767)		(5,832)		50.3%

Total	$150,215		$124,431		20.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009 (a)
Underwriting income	$150,215	$124,431
Net investment income	34,033	29,532
Other income	1,082	1,101
Finance expenses	(13,715)	(11,257)
Gain on bargain purchase, net of expenses	—	302,950
Net realized gains on investments	23,058	5,429
Net unrealized gains on investments	31,588	50,437
Foreign exchange gains (losses)	10,790	(5,244)

Net income before tax	$237,051	$497,379

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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
Net Investment Income
     Net investment income for the three months ended September 30, 2010 was $34.0 million compared to $29.5 million for the three months ended September 30, 2009, an increase of $4.5 million or 15.2%. Net investment income increased due primarily to a larger fixed maturity portfolio as a result of the IPC Acquisition.

Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended September 30, 2010 and 2009 are as presented below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009 (a)	% Change
Fixed maturities and short-term investments	$34,531	$29,427	17.3%
Cash and cash equivalents	960	742	29.4%
Securities lending income	49	171	(71.3)%

Total gross investment income	35,540	30,340	17.1%
Investment expenses	(1,507)	(808)	86.5%

Net investment income	$34,033	$29,532	15.2%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.32% and 2.56% for the three months ended September 30, 2010 and 2009, respectively, and the average duration at September 30, 2010 was 2.3 years (December 31, 2009 — 2.2 years).
Other Income
     Other income for the three months ended September 30, 2010 was $1.1 million compared to $1.1 million for the three months ended September 30, 2009.
Finance Expenses
     Finance expenses for the three months ended September 30, 2010 were $13.7 million compared to $11.3 million for the three months ended September 30, 2009, an increase of $2.5 million or 21.8%. The increase was primarily driven by $5.6 million in interest expense on the 8.875% Senior Notes due 2040 which were issued in the first quarter of 2010, partially offset by a $3.9 million decrease in payments under the Talbot third party FAL facility.
     Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009 (a)	% Change
9.069% Junior Subordinated Deferrable Debentures	$3,588	$3,588	0.0%
8.480% Junior Subordinated Deferrable Debentures	3,029	3,348	(9.5)%
8.875% Senior Notes due 2040	5,597	—	NM
Credit facilities	1,501	395	280.0%
Talbot FAL facility	—	62	NM
Talbot other interest	—	—	NM
Talbot third party FAL facility	—	3,864	NM

Finance expenses	$13,715	$11,257	21.8%

NM: Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

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
     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the three months ended September 30, 2010 were $nil compared to $3.9 million for the three months ended September 30, 2009.
Tax Benefit
     Tax benefit for the three months ended September 30, 2010 was $1.4 million compared to a benefit of $1.8 million for the three months ended September 30, 2009, a decrease of $0.4 million or 21.0%. The tax credit in the three months ended September 30, 2010 is due primarily to an additional accrual of performance bonus, a decrease in syndicate management fees and the effect of a reduced U.K. corporate tax rate from 28% to 27% on deferred tax balances in the Talbot segment.
Gain on Bargain Purchase, Net of Expenses
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The purchase price paid by the Company was $1,746.2 million for net assets acquired of $2,076.9 million. The Company expensed as incurred $27.7 million of transaction expenses and $21.7 million for amortization of intangibles related to the acquisition for the three months ended September 30, 2009, resulting in a gain on bargain purchase of $303.0 million for the three months ended September 30, 2009. Transaction expenses included legal, corporate advisory, IPC employee termination benefits and audit related services.
Net Realized Gains on Investments
     Net realized gains on investments for the three months ended September 30, 2010 were $23.1 million compared to gains of $5.4 million for the three months ended September 30, 2009, an increase of $17.6 million or 324.7%.
Net Unrealized Gains on Investments
     Net unrealized gains on investments for the three months ended September 30, 2010 were $31.6 million compared to gains of $50.4 million for the three months ended September 30, 2009 a decrease of $18.8 million or 37.4%. The net unrealized gains in the three months ended September 30, 2010 decreased due to gains realized in the quarter.
     Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were previously identified as trading in inactive markets.

During the three months ended September 30, 2010, management, with assistance from external investment advisors, determined that market activity had increased substantially for the identified non-Agency RMBS securities. Further details are provided in the Investments section below.
Foreign Exchange Gains (Losses)
     Foreign exchange gains for the three months ended September 30, 2010 were $10.8 million compared to losses of ($5.2) million for the three months ended September 30, 2009, a favorable movement of $16.0 million or 305.8%. The favorable movement in foreign exchange was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. For the three months ended September 30, 2010, Validus Re recognized foreign exchange gains of $2.9 million, Talbot recognized foreign exchange gains of $7.6 million and the Corporate segment recognized foreign exchange gains of $0.3 million.
     For the three months ended September 30, 2010, Validus Re segment foreign exchange gains were $2.9 million compared to gains of $0.7 million for the three months ended September 30, 2009, a favorable movement of $2.2 million. The favorable movement in Validus Re segment foreign exchange gains was due primarily to a net long position on premium receivable assets denominated in Euro and British pound sterling. The Euro to U.S. dollar exchange rates were 1.22 and 1.36 at June 30, 2010 and September 30, 2010, respectively. The British pound sterling to U.S. dollar exchange rates were 1.51 and 1.58 at June 30, 2010 and September 30, 2010, respectively. During the quarter, the Euro appreciated by 11.5 percent, while the British pound sterling appreciated by 4.6 percent.
     For the three months ended September 30, 2010, Talbot segment foreign exchange gains were $7.6 million compared to (losses) of $6.0 million for the three months ended September 30, 2009, a favorable movement of $13.6 million The favorable movement in Talbot segment foreign exchange was due primarily to the appreciation of the British pound sterling during the three months ended September 30, 2010. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At September 30, 2010, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $94.7 million and $21.2 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $65.0 million and $8.5 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

     The following table presents results of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Pro Forma 2009			Pro Forma 2009
(Dollars in thousands)	2010	2009 (a)	(c)	2010	2009 (a)	(c)
Gross premiums written	$344,040	$331,028	$356,471	$1,731,835	$1,365,951	$1,753,288
Reinsurance premiums ceded	(35,641)	(67,687)	(67,866)	(194,106)	(202,489)	(209,018)

Net premiums written	308,399	263,341	288,605	1,537,729	1,163,462	1,544,270
Change in unearned premiums	124,275	111,376	153,457	(209,417)	(141,786)	(260,343)

Net premiums earned	432,674	374,717	442,062	1,328,312	1,021,676	1,283,927

Losses and loss expenses	158,936	134,152	136,253	832,361	390,736	423,529
Policy acquisition costs	67,074	64,236	71,126	217,376	190,125	216,759
General and administrative expenses	48,831	46,036	49,916	154,779	125,315	149,257
Share compensation expenses	7,618	5,862	7,612	21,040	18,848	25,562

Total underwriting deductions	282,459	250,286	264,907	1,225,556	725,024	815,107

Underwriting income (b)	150,215	124,431	177,155	102,756	296,652	468,820

Net investment income	34,033	29,532	39,451	103,141	83,267	128,438
Other income	1,082	1,101	1,044	4,667	2,875	2,844
Finance expenses	(13,715)	(11,257)	(11,257)	(42,084)	(29,732)	(30,115)

Operating income before taxes (b)	171,615	143,807	206,393	168,480	353,062	569,987
Tax benefit (expense)	1,422	1,799	1,799	(2,068)	3,301	3,301

Net operating income (b)	173,037	145,606	208,192	166,412	356,363	573,288

Gain on bargain purchase, net of expenses	—	302,950		—	287,099
Net realized gains (losses) on investments	23,058	5,429	11,093	46,897	(20,642)	(13,816)
Net unrealized gains on investments	31,588	50,437	114,779	88,641	109,839	214,832
Foreign exchange gains (losses)	10,790	(5,244)	1,191	(2,073)	(1,012)	3,956

Net income	$238,473	$499,178	$335,255	$299,877	$731,647	$778,260

Selected ratios:
Net premiums written / Gross premiums written	89.6%	79.6%	81.0%	88.8%	85.2%	88.1%

Losses and loss expenses	36.7%	35.8%	30.8%	62.7%	38.2%	33.0%
Policy acquisition costs	15.5%	17.1%	16.1%	16.4%	18.6%	16.9%
General and administrative expenses (d)	13.0%	13.8%	13.0%	13.2%	14.1%	13.6%

Expense ratio	28.5%	30.9%	29.1%	29.6%	32.7%	30.5%

Combined ratio	65.2%	66.7%	59.9%	92.3%	70.9%	63.5%

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three months and nine months ended September 30, 2009.

d)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Pro Forma 2009			Pro Forma 2009
(Dollars in thousands)	2010	2009 (a)	(c)	2010	2009 (a)	(c)
Validus Re
Gross premiums written	$142,630	$124,704	$150,147	$1,067,253	$734,390	$1,121,727
Reinsurance premiums ceded	(8,463)	(38,435)	(38,614)	(62,748)	(94,794)	(101,323)

Net premiums written	134,167	86,269	111,533	1,004,505	639,596	1,020,404
Change in unearned premiums	124,747	113,499	155,580	(199,629)	(101,684)	(220,241)

Net premiums earned	258,914	199,768	267,113	804,876	537,912	800,163

Losses and loss expenses	79,098	45,987	48,088	551,811	142,570	175,363
Policy acquisition costs	39,818	32,648	39,538	121,300	90,346	116,980
General and administrative expenses	5,663	17,987	21,867	32,958	45,928	69,870
Share compensation expenses	1,869	1,766	3,516	5,247	4,986	11,700

Total underwriting deductions	126,448	98,388	113,009	711,316	283,830	373,913

Underwriting income (b)	132,466	101,380	154,104	93,560	254,082	426,250

Talbot
Gross premiums written	$218,722	$227,325	$227,325	$742,973	$690,357	$690,357
Reinsurance premiums ceded	(44,490)	(50,253)	(50,253)	(209,749)	(166,491)	(166,491)

Net premiums written	174,232	177,072	177,072	533,224	523,866	523,866
Change in unearned premiums	(472)	(2,123)	(2,123)	(9,788)	(40,102)	(40,102)

Net premiums earned	173,760	174,949	174,949	523,436	483,764	483,764
Losses and loss expenses	79,838	88,165	88,165	280,550	248,166	248,166
Policy acquisition costs	32,451	33,106	33,106	106,043	102,378	102,378
General and administrative expenses	33,201	23,424	23,424	83,709	65,565	65,565
Share compensation expenses	1,754	1,371	1,371	4,781	5,804	5,804

Total underwriting deductions	147,244	146,066	146,066	475,083	421,913	421,913

Underwriting income (b)	26,516	28,883	28,883	48,353	61,851	61,851

Corporate & Eliminations
Gross premiums written	$(17,312)	$(21,001)	$(21,001)	$(78,391)	$(58,796)	$(58,796)
Reinsurance premiums ceded	17,312	21,001	21,001	78,391	58,796	58,796

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—

Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(5,195)	(1,518)	(1,518)	(9,967)	(2,599)	(2,599)
General and administrative expenses	9,967	4,625	4,625	38,112	13,822	13,822
Share compensation expenses	3,995	2,725	2,725	11,012	8,058	8,058

Total underwriting deductions	8,767	5,832	5,832	39,157	19,281	19,281

Underwriting (loss) (b)	(8,767)	(5,832)	(5,832)	(39,157)	(19,281)	(19,281)

Total underwriting income (b)	$150,215	$124,431	$177,155	$102,756	$296,652	$468,820

a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the three and nine months ended September 30, 2009.

Nine Months Ended September 30, 2010 compared to nine months ended September 30, 2009
     Net income for the nine months ended September 30, 2010 was $299.9 million compared to net income of $731.6 million for the nine months ended September 30, 2009, a decrease of $431.8 million. The primary factors driving the decrease in net income were:
•	Decrease in the gain on bargain purchase, net of expenses of $287.1 million relating to the IPC Acquisition;
•	Decrease in underwriting income of $193.9 million due primarily to increased notable loss events. For the nine months ended September 30, 2010, the Company incurred a $441.6 million increase in loss and loss expenses over the nine months ended September 30, 2009. This was partially offset by a $306.6 million increase in net premiums earned primarily relating to the IPC Acquisition;
•	Decrease in unrealized gains on investments of $21.2 million; and
•	Increase in finance expenses of $12.4 million.
     The items above were partially offset by the following factor:
•	Increase in net investment income and net realized gains on investments of $19.9 million and $67.5 million, respectively.
     The change in net income for the nine months ended September 30, 2010 of $431.8 million is described in the following table:

	Nine Months Ended September 30, 2010
	(Decrease) increase over the nine months ended September 30, 2009 (a)
			Corporate and
			other
			reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Notable losses — net losses and loss expenses (b)	$(381,825)	$(81,904)	$—	$(463,729)
Notable losses — net reinstatement premiums (b)	30,598	(4,674)	—	25,924
Other underwriting income (loss)	190,705	73,080	(19,876)	243,909

Underwriting income (c)	(160,522)	(13,498)	(19,876)	(193,896)
Net investment income	22,853	(631)	(2,348)	19,874
Other income	412	5,910	(4,530)	1,792
Finance expenses	(2,672)	4,548	(14,228)	(12,352)

	(139,929)	(3,671)	(40,982)	(184,582)
Taxes	(78)	(5,163)	(128)	(5,369)

	(140,007)	(8,834)	(41,110)	(189,951)

Gain on bargain purchase, net of expenses	—	—	(287,099)	(287,099)
Net realized gains on investments	54,721	12,818	—	67,539
Net unrealized (losses) gains on investments	(22,296)	1,098	—	(21,198)
Foreign exchange (losses)	(2,446)	1,180	205	(1,061)

Net income	$(110,028)	$6,262	$(328,004)	$(431,770)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Notable losses for the nine months ended September 30, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, a Political risk loss and Hurricane Karl. Excludes reserve for potential development on 2010 notable loss events.

(c)	Non-Gaap Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written
     Gross premiums written for the nine months ended September 30, 2010 were $1,731.8 million compared to $1,366.0 million for the nine months ended September 30, 2009, an increase of $365.9 million or 26.8%. The increase in gross premiums written was driven primarily by the impact of the IPC Acquisition and the increase in reinstatement premiums relating to the notable loss events for the nine months ended September 30, 2010. The property, marine and specialty lines increased by $288.5 million, $67.4 million and $9.9 million, respectively. Details of gross premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$973,808	56.2%	$685,289	50.2%	42.1%
Marine	453,751	26.2%	386,303	28.3%	17.5%
Specialty	304,276	17.6%	294,359	21.5%	3.4%

Total	$1,731,835	100.0%	$1,365,951	100.0%	26.8%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re gross premiums written for the nine months ended September 30, 2010 were $1,067.3 million compared to $734.4 million for the nine months ended September 30, 2009, an increase of $332.9 million or 45.3%. Details of Validus Re gross premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$773,289	72.5%	$505,225	68.8%	53.1%
Marine	222,891	20.8%	153,913	21.0%	44.8%
Specialty	71,073	6.7%	75,252	10.2%	(5.6)%

Total	$1,067,253	100.0%	$734,390	100.0%	45.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The impact of the IPC Acquisition was the primary driver for the increase in gross premiums written. The additional capacity was used to increase lines on renewing deals and to write new business totaling $282.0 million for the nine months ended September 30, 2010.
     Validus Re gross premiums written increased across the property and marine lines by $268.1 million, $69.0 million, respectively, and a decrease of $4.2 million on the specialty line. The increase in the Validus Re property line was due primarily to a $221.1 million increase in new and renewing business and an increase of $14.9 million contributed by the Validus Re Singapore branch, which commenced writing business in January 2010. In addition, there was an $7.2 million increase in earned premium adjustments and a $6.3 million increase in reinstatement premiums relating to the notable loss events for the nine months ended September 30, 2010 as compared to nine months ended September 30, 2009. The increase in gross premiums written in the Validus Re marine line was due primarily to a $65.9 million increase in new and renewing business, as described above. In addition, there was a $12.1 million increase in reinstatement premiums relating to the notable loss events, offset by a $12.2 million reduction in earned premium adjustments for the nine months ended September 30, 2010.

The decrease in gross premiums written in the Validus Re specialty lines was due primarily to a $2.8 million decrease in earned premium adjustments, a $2.0 million decrease in reinstatement premiums, partially offset by a $2.5 million increase in new and renewing business.
     Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot increased by $17.5 million and $3.5 million, respectively on the property and marine lines and decreased by $1.4 million on the specialty lines for the nine months ended September 30, 2010. These reinsurance contracts with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the nine months ended September 30, 2010 were $743.0 million compared to $690.4 million for the nine months ended September 30, 2009, an increase of $52.6 million or 7.6%. The $743.0 million of gross premiums written translated at third quarter 2009 rates of exchange would have been $741.7 million for the nine months ended September 30, 2010, a decrease of $1.3 million or 0.2%. Details of Talbot gross premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$256,604	34.5%	$218,650	31.7%	17.4%
Marine	246,650	33.2%	244,688	35.4%	0.8%
Specialty	239,719	32.3%	227,019	32.9%	5.6%

Total	$742,973	100.0%	$690,357	100.0%	7.6%

     Talbot gross premiums written increased across the property, marine and specialty lines by $38.0 million, $2.0 million and $12.7 million, respectively. The increase in the Talbot property line was due primarily to the addition of the onshore energy team which commenced writing business in the first quarter of 2009, and contributed a $25.5 million increase in premiums written over the three months ended September 30, 2009. In addition, there was a $7.3 million increase in reinstatement premiums on 2010 notable losses of which 85% are ceded to Validus Re. The increase in the Talbot specialty lines of $12.7 was due primarily to a $15.6 million increase in gross premiums written by the new aviation team.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the nine months ended September 30, 2010 were $194.1 million compared to $202.5 million for the nine months ended September 30, 2009, a decrease of $8.4 million, or 4.1%. Reinsurance premiums ceded on the property lines decreased by $28.0 million, and increased by $8.8 million and $10.7 million, on the marine and specialty lines, respectively. Details of reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$109,162	56.3%	$137,118	67.7%	(20.4)%
Marine	36,926	19.0%	28,097	13.9%	31.4%
Specialty	48,018	24.7%	37,274	18.4%	28.8%

Total	$194,106	100.0%	$202,489	100.0%	(4.1)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Validus Re. Validus Re reinsurance premiums ceded for the nine months ended September 30, 2010 were $62.7 million compared to $94.8 million for the nine months ended September 30, 2009, a decrease of $32.0 million, or 33.8%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$43,452	69.3%	$80,014	84.4%	(45.7)%
Marine	19,328	30.8%	13,211	13.9%	46.3%
Specialty	(32)	(0.1)%	1,569	1.7%	(102.0)%

Total	$62,748	100.0%	$94,794	100.0%	(33.8)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Reinsurance premiums ceded in the Validus Re property line decreased by $36.6 million for the nine months ended September 30, 2010, primarily due to the prior year purchase of $34.0 million in catastrophe retrocessional coverage for IPC’s U.S. property exposures which was not renewed in 2010. Reinsurance premiums ceded on the Validus Re marine lines increased by $6.1 million due primarily to the purchase of industry loss warranties and reinstatement premiums.
Talbot. Talbot reinsurance premiums ceded for the nine months ended September 30, 2010 were $209.7 million compared to $166.5 million for the nine months ended September 30, 2009, an increase of $43.3 million or 26.0%. The increase is primarily due to an increase in reinsurance premiums ceded in the onshore energy lines, an increase in surplus and quota share costs following the increase in premiums written through Talbot’s overseas offices and an increase in reinstatement premiums relating to the Chilean earthquake and Deepwater Horizon events. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$121,795	58.1%	$95,690	57.5%	27.3%
Marine	33,388	15.9%	27,184	16.3%	22.8%
Specialty	54,566	26.0%	43,617	26.2%	25.1%

Total	$209,749	100.0%	$166,491	100.0%	26.0%

     Reinsurance premiums ceded in the Talbot property lines increased by $26.1 million for the nine months ended September 30, 2010. The increase was primarily due to a $10.9 million increase in premiums ceded in the onshore energy line, a $15.5 million increase in premiums ceded under the property quota share and surplus lines treaty of which $6.2 million related to inwards reinstatement premiums ceded on the Chilean earthquake. Reinsurance premiums ceded in the Talbot marine lines increased by $6.2 million for the nine months ended September 30, 2010 primarily due to $5.3 million in additional quota share costs over the nine months ended September 30, 2009. Reinsurance premiums ceded in the Talbot specialty lines increased by $10.9 million for the nine months ended September 30, 2010 primarily due to an increase in excess of loss costs relating to the aviation, political risk and financial institutions lines.
     Talbot reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the nine months ended September 30, 2010 increased by $19.6 million as compared to the nine months ended September 30, 2009. The increase was primarily due to increased business written in the onshore energy lines. Reinsurance premiums ceded in the property and marine lines under the quota share, surplus treaty and excess of loss contracts with Validus Re increased by $17.5 million and $3.5 million, respectively, compared to the nine months ended September 30, 2009. These reinsurance contracts are eliminated upon consolidation.

Net Premiums Written
     Net premiums written for the nine months ended September 30, 2010 were $1,537.7 million compared to $1,163.5 million for the nine months ended September 30, 2009, an increase of $374.3 million, or 32.2%. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2010 and 2009 were 88.8% and 85.2%, respectively. Details of net premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$864,646	56.2%	$548,171	47.1%	57.7%
Marine	416,825	27.1%	358,206	30.8%	16.4%
Specialty	256,258	16.7%	257,085	22.1%	(0.3)%

Total	$1,537,729	100.0%	$1,163,462	100.0%	32.2%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums written for the nine months ended September 30, 2010 were $1,004.5 million compared to $639.6 million for the nine months ended September 30, 2009, an increase of $364.9 million or 57.1%. Details of Validus Re net premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$729,837	72.6%	$425,211	66.5%	71.6%
Marine	203,563	20.3%	140,702	22.0%	44.7%
Specialty	71,105	7.1%	73,683	11.5%	(3.5)%

Total	$1,004,505	100.0%	$639,596	100.0%	57.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in Validus Re net premiums written was primarily driven by the impact of the IPC Acquisition highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 94.1% and 87.1% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the ratio of net premiums written to gross premiums written reflects the specific decrease in reinsurance premiums ceded relating to the purchase of the $34.0 million retrocessional coverage arising from the IPC Acquisition.
Talbot. Talbot net premiums written for the nine months ended September 30, 2010 were $533.2 million compared to $523.9 million for the nine months ended September 30, 2009, an increase of $9.4 million or 1.8%. Details of Talbot net premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$134,809	25.3%	$122,960	23.5%	9.6%
Marine	213,262	40.0%	217,504	41.5%	(2.0)%
Specialty	185,153	34.7%	183,402	35.0%	1.0%

Total	$533,224	100.0%	$523,866	100.0%	1.8%

     The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2010 and 2009 were 71.8% and 75.9%, respectively. The decrease in the ratio of net premiums written to gross premiums written was due primarily to the increase in quota share costs in the onshore energy lines, marine treaty lines and reinstatement premiums following the Chilean earthquake and Deepwater Horizon events.
Change in Unearned Premiums
     Change in unearned premiums for the nine months ended September 30, 2010 was ($209.4) million compared to ($141.8) million for the nine months ended September 30, 2009, a change of ($67.6) million or 47.7%.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009 (a)
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(238,799)	$(236,202)	1.1%
Change in prepaid reinsurance premium	29,382	94,416	(68.9)%

Net change in unearned premium	$(209,417)	$(141,786)	47.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re’s change in unearned premiums for the nine months ended September 30, 2010 was ($199.6) million compared to ($101.7) million for the nine months ended September 30, 2009, a change of ($97.9) million, or 96.3%.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009 (a)
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(204,418)	$(138,856)	47.2%
Change in prepaid reinsurance premium	4,789	37,172	(87.1)%

Net change in unearned premium	$(199,629)	$(101,684)	96.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The rate of change in the Validus Re unearned premiums has increased due primarily to the earnings effect of the increased premiums written as a result of the IPC Acquisition. The decrease in the change in prepaid reinsurance is reflective of the lower level of ceded reinsurance, principally in the property line for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.
Talbot. The Talbot change in unearned premiums for the nine months ended September 30, 2010 was ($9.8) million compared to ($40.1) million for the nine months ended September 30, 2009, a change of $30.3 million, or 75.6%.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(34,381)	$(97,346)	(64.7)%
Change in prepaid reinsurance premium	24,593	57,244	(57.0)%

Net change in unearned premium	$(9,788)	$(40,102)	(75.6)%

     The Talbot change in gross unearned premium and prepaid reinsurance is largely driven by the seasonality of earnings and describes a result of the increased gross premiums written in the property lines, specifically onshore energy exposures and premiums written by Validus Reaseguros, Inc. on the property treaty lines, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
Net Premiums Earned
     Net premiums earned for the nine months ended September 30, 2010 were $1,328.3 million compared to $1,021.7 million for the nine months ended September 30, 2009, an increase of $306.6 million or 30.0%. The increase in net premiums earned was driven by increased premiums earned in the Validus Re segment of $267.0 million and increased premiums earned in the Talbot segment of $39.7 million. Details of net premiums earned by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$705,199	53.1%	$471,879	46.2%	49.4%
Marine	325,722	24.5%	303,367	29.7%	7.4%
Specialty	297,391	22.4%	246,430	24.1%	20.7%

Total	$1,328,312	100.0%	$1,021,676	100.0%	30.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums earned for the nine months ended September 30, 2010 were $804.9 million compared to $537.9 million for the nine months ended September 30, 2009, an increase of $267.0 million or 49.6%. The increase in Validus Re net premiums earned was due primarily to the IPC Acquisition. Details of Validus Re net premiums earned by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$588,915	73.2%	$374,199	69.6%	57.4%
Marine	131,077	16.3%	94,384	17.5%	38.9%
Specialty	84,884	10.5%	69,329	12.9%	22.4%

Total	$804,876	100.0%	$537,912	100.0%	49.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in Validus Re net premiums earned is due to $45.2 million of historical IPC premiums earned from business in force at the time of the IPC Acquisition and $174.3 million increase in gross premiums earned on new and renewing premiums noted above. In addition, there was a $15.3 million increase in reinstatement premiums earned and a $27.9 million increase in related party premiums earned through the Talbot quota share, surplus treaty and excess of loss contracts. These reinsurance contracts with Talbot are eliminated upon consolidation.
Talbot. Talbot net premiums earned for the nine months ended September 30, 2010 were $523.4 million compared to $483.8 million for the nine months ended September 30, 2009, an increase of $39.7 million or 8.2%. Details of Talbot net premiums earned by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$116,284	22.2%	$97,680	20.2%	19.0%
Marine	194,645	37.2%	208,983	43.2%	(6.9)%
Specialty	212,507	40.6%	177,101	36.6%	20.0%

Total	$523,436	100.0%	$483,764	100.0%	8.2%

     The increase in Talbot net premiums earned is due primarily to the increased levels of net premiums written by the onshore energy, aviation and other treaty lines over the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 as discussed above, together with earnings generated in 2010 in respect of increases in premium written in 2009. Contracts written on a risks-attaching basis are generally earned over twenty four months and therefore have less immediate effect on premiums earned than contracts written on a loss occurring basis which are generally earned over twelve months.
Losses and Loss Expenses
     Losses and loss expenses for the nine months ended September 30, 2010 were $832.4 million compared to $390.7 million for the nine months ended September 30, 2009, an increase of $441.6 million or 113.0%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the nine months ended September 30, 2010 and 2009 were 62.7% and 38.2%, respectively. Details of loss ratios by line of business are provided below.

	Nine Months Ended	Nine Months Ended	Percentage
	September 30, 2010	September 30, 2009 (a)	point change
Property	71.4%	17.6%	53.8
Marine	58.6%	62.1%	(3.5)
Specialty	46.3%	48.5%	(2.2)
All lines	62.7%	38.2%	24.5

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     At September 30, 2010 and 2009, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the nine months ended September 30, 2010.

	As at September 30, 2010
			Total Gross Reserve for
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Losses and Loss Expenses
Property	$511,831	$418,457	$930,288
Marine	322,300	316,790	639,090
Specialty	194,428	257,039	451,467

Total	$1,028,559	$992,286	$2,020,845

	As at September 30, 2010
			Total Net Reserve for
(Dollars in thousands)	Net Case Reserves	Net IBNR	Losses and Loss Expenses
Property	$477,683	$391,877	$869,560
Marine	260,079	256,371	516,450
Specialty	154,288	211,726	366,014

Total	$892,050	$859,974	$1,752,024

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2010.

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$742,510	$903,986	$(24,362)	$1,622,134
Losses recoverable	(49,808)	(156,319)	24,362	(181,765)

Net reserves at period beginning	692,702	747,667	—	1,440,369

Incurred losses — current year	600,363	358,043	—	958,406
Change in prior accident years	(48,552)	(77,493)	—	(126,045)

Incurred losses	551,811	280,550	—	832,361

Foreign exchange	768	(1,544)	—	(776)
Paid losses	(291,422)	(228,508)	—	(519,930)

Net reserves at period end	953,859	798,165	—	1,752,024

Losses recoverable	81,368	355,778	(168,325)	268,821

Gross reserves at period end	$1,035,227	$1,153,943	$(168,325)	$2,020,845

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss reserve development on prior years totaled $126.0 million. Of this $48.6 million related to the Validus Re segment and $77.5 million related to the Talbot segment. This favorable loss reserve development benefited the Company’s loss ratio by 9.5 percentage points for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, the Company incurred $463.7 million of notable losses, which represented 34.9 percentage points of the loss ratio, excluding reserve for potential development on 2010 notable loss events, as described below. Net of $25.9 million in reinstatement premiums, the effect of these events on net income was $437.8 million. For the nine months ended September 30, 2009, the Company incurred $28.3 million of notable losses which represented 2.8 percentage points of the loss ratio. The Company’s loss ratios, excluding prior year development and notable loss events for the nine months ended September 30, 2010 and 2009 were 37.3% and 40.7%, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent notable loss events. The Company’s actual ultimate net loss may vary materially from estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. Therefore, during the nine months ended September 30, 2010, the Company incurred $50.0 million for a reserve for potential development on 2010 notable loss events which represented 3.8 percentage points on the loss ratio. In the first quarter of 2010, the Company incurred $19.2 million for a reserve for potential development on 2010 notable loss events, which in the second quarter of 2010 was allocated to development on the Chilean Earthquake.

Validus Re. Validus Re losses and loss expenses for the nine months ended September 30, 2010 were $551.8 million compared to $142.6 million for the nine months ended September 30, 2009, an increase of $409.2 million or 287.0%. The Validus Re loss ratio, defined as losses and loss expenses divided by net premiums earned, was 68.6% and 26.5% for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, Validus Re incurred $381.8 million of notable losses, which represented 47.4 percentage points of the Validus Re segment loss ratio, excluding reserve for potential development on 2010 notable loss events. For the nine months ended September 30, 2009, Validus Re incurred $19.4 million of notable losses, which represented 3.6 percentage points of the Validus Re segment loss ratio. Validus Re segment loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2010 and 2009 were 27.2% and 27.4%, respectively.

	Nine Months Ended September 30,
			Percentage
	2010	2009 (a)	point change
Property — current year	77.4%	25.4%	52.0
Property — change in prior accident years	(6.6)%	(11.0)%	4.4

Property — loss ratio	70.8%	14.4%	56.4

Marine — current year	92.9%	47.8%	45.1
Marine — change in prior accident years	(6.4)%	23.2%	(29.6)

Marine — loss ratio	86.5%	71.0%	15.5

Specialty — current year	27.0%	38.3%	(11.3)
Specialty — change in prior accident years	(1.4)%	(7.1)%	5.7

Specialty – loss ratio	25.6%	31.2%	(5.6)

All lines — current year	74.6%	31.0%	43.6
All lines — change in prior accident years	(6.0)%	(4.5)%	(1.5)

All lines — loss ratio	68.6%	26.5%	42.1

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
For the nine months ended September 30, 2010, the Validus Re property line incurred $455.7 million related to current year losses and $39.0 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the nine months ended September 30, 2010, Validus Re’s property line incurred $329.5 million of notable losses, which represented 56.0 percentage points of the Validus Re property loss ratio, excluding the reserve for potential development on 2010 notable loss events. For the nine months ended September 30, 2009, Validus Re’s property line incurred $16.7 million of notable losses, which represented 4.5 percentage points of the Validus Re property loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2010 and 2009 were 21.5% and 20.9%, respectively.
     For the nine months ended September 30, 2010, the Validus Re marine line incurred $121.8 million related to current year losses and $8.3 million of favorable development relating to prior accident years. For the nine months ended September 30, 2010, Validus Re marine line incurred $44.9 million of notable losses, which represented 34.2 percentage points of the Validus Re marine loss ratio, excluding reserve for potential development on 2010 notable loss events. For the nine months ended September 30, 2009, the Validus Re marine line did not experience any notable losses. Validus Re marine line loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2010 and 2009 were 58.7% and 47.8%, respectively.
     For the nine months ended September 30, 2010, the Validus Re specialty line incurred $22.9 million related to current year losses and $1.2 million of favorable development relating to prior accident years. For the nine months ended September 30, 2010, Validus Re specialty line incurred $7.5 million of notable losses, which represented 8.8 percentage points of the Validus Re specialty loss ratio, excluding the reserve for potential development on 2010 notable loss events.

For the nine months ended September 30, 2009 the Validus Re specialty line incurred $2.7 million of notable losses, which represented 3.9 percentage points of the Validus Re specialty loss ratio. Validus Re specialty line loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2010 and 2009 were 18.2% and 34.4%, respectively.
Talbot. Talbot losses and loss expenses for the nine months ended September 30, 2010 were $280.6 million compared to $248.2 million for the nine months ended September 30, 2009, an increase of $32.4 million, or 13.0%. Talbot incurred $358.0 million related to current year losses and $77.5 million of favorable loss development relating to prior accident years. Favorable loss reserve development benefited the Talbot segment loss ratio by 14.8 percentage points for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, Talbot incurred $81.9 million of notable losses, which represented 15.6 percentage points of the Talbot segment loss ratio. For the nine months ended September 30, 2009, Talbot incurred $8.9 million of notable losses, which represented 1.8 percentage points of the Talbot segment loss ratio. Talbot loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2010 and 2009 were 52.8% and 55.5%, respectively. Details of loss ratios by line of business and calendar period are provided below.

	Nine months ended September 30,
			Percentage
	2010	2009	point change
Property — current year	92.0%	49.6%	42.4
Property — change in prior accident years	(17.1)%	(20.0)%	2.9

Property — loss ratio	74.9%	29.6%	45.3

Marine — current year	62.5%	59.9%	2.6
Marine — change in prior accident years	(22.7)%	(1.8)%	(20.9)

Marine — loss ratio	39.8%	58.1%	(18.3)

Specialty — current year	60.9%	58.6%	2.3
Specialty — change in prior accident years	(6.3)%	(3.4)%	(2.9)

Specialty – loss ratio	54.6%	55.2%	(0.6)

All lines — current year	68.4%	57.3%	11.1
All lines — change in prior accident years	(14.8)%	(6.0)%	(8.8)

All lines — loss ratio	53.6%	51.3%	2.3
For the nine months ended September 30, 2010, the Talbot property line incurred $107.0 million related to current year losses and $19.9 million of favorable loss development relating to prior accident years. The prior year favorable development is primarily due to lower than expected claims development on the property facultative and binder accounts, together with favorable development on hurricanes Katrina and Ike. For the nine months ended September 30, 2010, the Talbot property line incurred $53.8 million of notable losses, which represented 46.3 percentage points of the Talbot property line loss ratio. For the nine months ended September 30, 2009, the Talbot property line incurred $0.6 million of notable losses, which represented 0.1 percentage points of the Talbot property line loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2010 and 2009 were 45.7% and 49.5%, respectively.
     For the nine months ended September 30, 2010, the Talbot marine line incurred $121.7 million related to current year losses and $44.3 million of favorable development relating to prior accident years. The prior year favorable development is due to lower than expected loss development on a number of line, but most notably on the hull and offshore energy line. For the nine months ended September 30, 2010, the Talbot marine line incurred $18.8 million of notable losses, which represented 9.7 percentage points of the Talbot marine line loss ratio. For the nine months ended September 30, 2009, the Talbot marine line did not experience any notable loss events. Talbot marine line loss ratios, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2010 and 2009 were 52.8% and 59.9%, respectively.

     For the nine months ended September 30, 2010, the Talbot specialty line incurred $129.4 million relating to current year losses and $13.3 million due to favorable development on prior accident years. The prior year favorable development is primarily due to lower than expected claims across most of the specialty sub-classes. For the nine months ended September 30, 2010, Talbot incurred $9.3 million of notable losses, which represented 4.4 percentage points of the Talbot specialty line loss ratio. For the nine months ended September 30, 2009, the Talbot specialty line incurred $8.3 million of notable losses, which represented 4.7 percentage points of the Talbot loss ratio. Talbot specialty line loss ratios, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2010 and 2009 were 56.5% and 53.9%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the nine months ended September 30, 2010 were $217.4 million compared to $190.1 million for the nine months ended September 30, 2009, an increase of $27.3 million or 14.3%. Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2010 and 2009 were 16.4% and 18.6%, respectively. Details of policy acquisition costs by line of business are provided below.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$90,406	41.6%	12.8%	$73,219	38.5%	15.5%	23.5%
Marine	65,506	30.1%	20.1%	64,515	33.9%	21.3%	1.5%
Specialty	61,464	28.3%	20.7%	52,391	27.6%	21.3%	17.3%

Total	$217,376	100.0%	16.4%	$190,125	100.0%	18.6%	14.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re policy acquisition costs for the nine months ended September 30, 2010 were $121.3 million compared to $90.3 million for the nine months ended September 30, 2009, an increase of $31.0 million or 34.3%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009 (a)
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$86,775	71.5%	14.7%	$61,126	67.7%	16.3%	42.0%
Marine	23,629	19.5%	18.0%	20,054	22.2%	21.2%	17.8%
Specialty	10,896	9.0%	12.8%	9,166	10.1%	13.2%	18.9%

Total	$121,300	100.0%	15.1%	$90,346	100.0%	16.8%	34.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Validus Re policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2010 and 2009 were 15.1% and 16.8%, respectively.

The Validus Re policy acquisition cost ratio decreased largely due to a 3.2 percentage point decrease on the marine policy acquisition cost ratio. The decrease in the marine policy acquisition cost ratio was due to an increased proportion of reinstatement premiums over the nine months ended September 30, 2010 which generally experience lower acquisition costs.
Talbot. Talbot policy acquisition costs for the nine months ended September 30, 2010 were $106.0 million compared to $102.4 million for the nine months ended September 30, 2009, an increase of $3.7 million or 3.6%. Details of Talbot policy acquisition costs by line of business are provided below.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$13,313	12.6%	11.4%	$14,692	14.4%	15.0%	(9.4)%
Marine	42,011	39.6%	21.6%	44,461	43.4%	21.3%	(5.5)%
Specialty	50,719	47.8%	23.9%	43,225	42.2%	24.4%	17.3%

Total	$106,043	100.0%	20.3%	$102,378	100.0%	21.2%	3.6%

     Talbot policy acquisition costs as a percent of net premiums earned were 20.3% and 21.2%, respectively, for the nine months ended September 30, 2010 and 2009.
General and Administrative Expenses
     General and administrative expenses for the nine months ended September 30, 2010 were $154.8 million compared to $125.3 million for the nine months ended September 30, 2009, an increase of $29.5 million or 23.5%. The increase was primarily a result of increased Corporate segment expenses of $24.3 million, increased Talbot expenses of $18.1 million partially offset by a $13.0 million decrease in the Validus Re segment.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$32,958	21.3%	$45,928	36.7%	(28.2)%
Talbot	83,709	54.1%	65,565	52.3%	27.7%
Corporate & Eliminations	38,112	24.6%	13,822	11.0%	175.7%

Total	$154,779	100.0%	$125,315	100.0%	23.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     General and administrative expenses of $154.8 million in the nine months ended September 30, 2010 represents 11.6 percentage points of the expense ratio. Share compensation expenses are discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the nine months ended September 30, 2010 were $33.0 million compared to $45.9 million for the nine months ended September 30, 2009, a decrease of $13.0 million or 28.2%. General and administrative expenses have decreased primarily as a result of a decrease in salaries and benefits driven by the reallocation of staff during the first quarter of 2010, into the Corporate segment from the Validus Re segment compared to the nine months ended September 30, 2009. In addition, there was a reduction in employee severance costs relating to the IPC Acquisition compared to the prior year. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2010 and 2009 were 4.1% and 8.5%, respectively.

Talbot. Talbot general and administrative expenses for the nine months ended September 30, 2010 were $83.7 million compared to $65.6 million for the nine months ended September 30, 2009, an increase of $18.1 million or 27.7%. Talbot general and administrative expenses have increased primarily as a result of the increase in staff costs and performance bonus accruals. There was an increase in staff from 223 at September 30, 2009 to 268 at September 30, 2010. In addition there was an increase of $3.7 million in Talbot’s syndicate costs, Lloyd’s subscription and central fund costs due to higher gross premiums written. Talbot’s general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2010 and 2009 were 16.0% and 13.6%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the nine months ended September 30, 2010 were $38.1 million compared to $13.8 million for the nine months ended September 30, 2009, an increase of $24.3 million or 175.7%. During the first quarter of 2010, to better align the Company’s operating and reporting structure with its current strategy, there was a change in segment structure. This change was to allocate all ‘non-core underwriting’ expenses, predominantly general and administration and stock compensation expenses to the Corporate segment. Prior periods have not been restated as the change is immaterial to the Consolidated financial statements. Corporate general and administrative expenses include executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole. In addition, general and administrative expenses have increased as a result of and increase in staff from 61 at September 30, 2009, on a comparative basis, to 78 at September 30, 2010.
Share Compensation Expenses
     Share compensation expenses for the nine months ended September 30, 2010 was $21.0 million compared to $18.8 million for the nine months ended September 30, 2009, an increase of $2.2 million or 11.6%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$5,247	25.0%	$4,986	26.4%	5.2%
Talbot	4,781	22.7%	5,804	30.8%	(17.6)%
Corporate & Eliminations	11,012	52.3%	8,058	42.8%	36.7%

Total	$21,040	100.0%	$18,848	100.0%	11.6%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Share compensation expenses of $21.0 million in the nine months ended September 30, 2010 represents 1.6 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the nine months ended September 30, 2010 was $5.2 million compared to $5.0 million for the nine months ended September 30, 2009, an increase of $0.3 million or 5.2%. Share compensation expenses as a percent of net premiums earned for the nine months ended September 30, 2010 and 2009 were 0.7% and 0.9%, respectively.
Talbot. Talbot share compensation expenses for the nine months ended September 30, 2010 was $4.8 million compared to $5.8 million for the nine months ended September 30, 2009 a decrease of $1.0 million or 17.6%. Share compensation expenses as a percent of net premiums earned for the nine months ended September 30, 2010 and 2009 were 0.9% and 1.2%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the nine months ended September 30, 2010 was $11.0 million compared to $8.1 million for the nine months ended September 30, 2009, an increase of $3.0 million or 36.7%, primarily due to the reorganization.

Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended	Nine Months Ended	Percentage
	September 30, 2010	September 30, 2009 (a)	point change
Losses and loss expenses ratio	62.7%	38.2%	24.5
Policy acquisition costs ratio	16.4%	18.6%	(2.2)
General and administrative expenses ratio (b)	13.2%	14.1%	(0.9)

Expense ratio	29.6%	32.7%	(3.1)

Combined ratio	92.3%	70.9%	21.4

	Nine Months Ended	Nine Months Ended	Percentage
Validus Re	September 30, 2010	September 30, 2009 (a)	point change
Losses and loss expenses ratio	68.6%	26.5%	42.1
Policy acquisition costs ratio	15.1%	16.8%	(1.7)
General and administrative expenses ratio (b)	4.7%	9.5%	(4.8)

Expense ratio	19.8%	26.3%	(6.5)

Combined ratio	88.4%	52.8%	35.6

	Nine Months Ended	Nine Months Ended	Percentage
Talbot	September 30, 2010	September 30, 2009 (a)	point change
Losses and loss expenses ratio	53.6%	51.3%	2.3
Policy acquisition costs ratio	20.3%	21.2%	(0.9)
General and administrative expenses ratio (b)	16.9%	14.8%	2.1

Expense ratio	37.2%	36.0%	1.2

Combined ratio	90.8%	87.3%	3.5

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the nine months ended September 30, 2010 and 2009 were 13.2% and 14.1%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009 (a)
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$154,779	11.6%	$125,315	12.3%
Share compensation expenses	21,040	1.6%	18,848	1.8%

Total	$175,819	13.2%	$144,163	14.1%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Underwriting (Loss) Income
     Underwriting income for the nine months ended September 30, 2010 was $102.8 million compared to $296.7 million for the nine months ended September 30, 2009, a decrease of $193.9 million or 65.4%.

	Nine Months ended		Nine Months ended
	September 30,		September 30,
(Dollars in thousands)	2010	% of Sub-total	2009 (a)	% of Sub-total	% Change
Validus Re	$93,560	65.9%	$254,082	80.4%	(63.2)%
Talbot	48,353	34.1%	61,851	19.6%	(21.8)%

Sub total	141,913	100.0%	315,933	100.0%	(55.1)%

Corporate & Eliminations	(39,157)		(19,281)		(103.1)%

Total	$102,756		$296,652		(65.4)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income, other income, finance expenses, transaction expenses, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses).

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009 (a)
Underwriting income	$102,756	$296,652
Net investment income	103,141	83,267
Other income	4,667	2,875
Finance expenses	(42,084)	(29,732)
Foreign exchange (losses)	(2,073)	(1,012)
Gain on bargain purchase, net of expenses	—	287,099
Net realized gains (losses) on investments	46,897	(20,642)
Net unrealized gains on investments	88,641	109,839

Net income before taxes	$301,945	$728,346

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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
Net Investment Income
     Net investment income for the nine months ended September 30, 2010 was $103.1 million compared to $83.3 million for the nine months ended September 30, 2009, an increase of $19.9 million or 23.9%. Net investment income increased due primarily to a larger fixed maturity portfolio as a result of the IPC Acquisition. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the nine months ended September 30, 2010 and 2009 are as presented below.

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009 (a)	% Change
Fixed maturities and short-term investments	$106,632	$82,341	29.5%
Cash and cash equivalents	1,857	2,623	(29.2)%
Securities lending income	168	683	(75.4)%

Total investment income	108,657	85,647	26.9%
Investment expenses	(5,516)	(2,380)	131.8%

Net investment income	$103,141	$83,267	23.9%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.34% and 2.78% for the nine months ended September 30, 2010 and 2009, respectively and the average duration at September 30, 2010 was 2.3 years (December 31, 2009 – 2.2 years).
Other Income
     Other income for the nine months ended September 30, 2010 was $4.7 million compared to $2.9 million for the nine months ended September 30, 2009, an increase of $1.8 million or 62.3%.

Finance Expenses
     Finance expenses for the nine months ended September 30, 2010 were $42.1 million compared to $29.7 million for the nine months ended September 30, 2009, an increase of $12.4 million or 41.5%. The increase was primarily driven by $15.2 million in interest expense relating to the 8.875% Senior Notes due 2040 which were issued in the first quarter of 2010.
     Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Nine Months Ended September 30, 2010
(Dollars in thousands)	2010	2009 (a)	% Change
9.069% Junior Subordinated Deferrable Debentures	$10,765	$10,765	0.0%
8.480% Junior Subordinated Deferrable Debentures	9,086	10,044	(9.5)%
8.875% Senior Notes due 2040	15,172	—	N/A
Credit facilities	3,921	1,235	217.5%
Talbot FAL Facility	333	167	99.4%
Talbot other interest	59	—	NM
Talbot third party FAL facility	2,748	7,521	(63.5)%

Finance expenses	$42,084	$29,732	41.5%

NM: Not Meaningful

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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
     FAL finance charges are based on syndicate profit but include fixed elements. FAL finance charges for the nine months ended September 30, 2010 were $nil compared to $7.5 million for the nine months ended September 30, 2009, a decrease of $7.5 million. This decrease was due to the absence of FAL finance charges related to the 2006 year of account, which has now closed.
Tax (Expense) Benefit
     Tax expense for the nine months ended September 30, 2010 was ($2.1) million compared to a benefit of $3.3 million for the nine months ended September 30, 2009, a change of $5.4 million or 162.6%. For the nine months ended September 30, 2010, the Talbot tax expense increased primarily due to the increase in profit commission compared to the nine months ended September 30, 2009. This was partially offset by an additional accrual of performance bonus and the effect of a reduced U.K corporate tax rate from 28% to 27% on deferred tax balances in the Talbot segment. The tax benefit for the nine months ended September 30, 2009 was primarily due to an $8.9 million adjustment to the U.K. tax basis of net unearned premiums and deferred acquisition costs, $2.5 million of U.K. tax credits on performance bonus and share compensation offset by ($8.2) million of U.K tax expenses on profit commissions and managing agency fees within the Talbot segment.

Gain on Bargain Purchase, Net of Expenses
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The purchase price paid by the Company was $1,746.2 million for net assets acquired of $2,076.9 million. The Company expensed as incurred $43.6 million of transaction expenses and $21.7 million for amortization of intangibles related to the acquisition for the nine months ended September 30, 2009, resulting in a gain on bargain purchase of $287.1 million for the nine months ended September 30, 2009. Transaction expenses included legal, corporate advisory, IPC employee termination benefits and audit related services.
Net Realized Gains (Losses) on Investments
     Net realized gains on investments for the nine months ended September 30, 2010 were $46.9 million compared to (losses) of ($20.6) million for the nine months ended September 30, 2009, an increase of $67.5 million or 327.2%.
Net Unrealized Gains on Investments
     Net unrealized gains on investments for the nine months ended September 30, 2010 were $88.6 million compared to gains of $109.8 million for the nine months ended September 30, 2009, a decrease of $(21.2) million or 19.3%. The net unrealized gains in the nine months ended September 30, 2010 resulted from strong market conditions for fixed income securities.
     Net unrealized gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were previously identified as trading in inactive markets. During the three months ended September 30, 2010, management, with the assistance from external investment advisors, determined that market activity had increased substantially for the identified non-Agency RMBS securities. Further details are provided in the Investments section below.
Foreign Exchange (Losses)
     Foreign exchange (losses) for the nine months ended September 30, 2010 were ($2.1) million compared to losses of ($1.0) million for the nine months ended September 30, 2009, an unfavorable movement of $1.1 million. The unfavorable movement in foreign exchange was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010, Validus Re recognized foreign exchange (losses) of ($3.1) million and Talbot recognized foreign exchange gains of $0.8 million.
     For the nine months ended September 30, 2010, the Validus Re segment foreign exchange (losses) were $3.1 million compared to (losses) of $(0.6) million for the nine months ended September 30, 2009, an unfavorable movement of $2.5 million. The unfavorable movement in Validus Re foreign exchange (losses) was due to the net long position on premium receivable assets denominated in Euro and British pound sterling. The Euro to U.S. dollar exchange rates were 1.43 and 1.36 at December 31, 2009 and September 30, 2010, respectively. The British pound sterling to U.S. dollar exchange rates were 1.59 and 1.58 at December 31, 2009 and September 30, 2010, respectively. During the nine months ended September 30, 2010, the Euro depreciated by 4.9 percent, while the British pound sterling remained relatively constant.

     For the nine months ended September 30, 2010, the Talbot segment foreign exchange gains were $0.8 million compared to (losses) of ($0.4) million for the nine months ended September 30, 2009, a favorable movement of $1.2 million. The Euro to U.S. dollar exchange rates were 1.43 and 1.36 at December 31, 2009 and September 30, 2010, respectively. The British pound sterling to U.S. dollar exchange rates were 1.59 and 1.58 at December 31, 2009 and September 30, 2010, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At September 30, 2010, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $94.7 million and $21.2 million, respectively. These balances consisted of British pounds sterling and Canadian dollars of $65.0 million and $8.5 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Other Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the nine months ended September 30, 2010 and 2009 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at September 30, 2010 and December 31, 2009.

	As at September 30, 2010
	(unaudited)
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$3,761,285	109,237,890		$34.43

Diluted book value per common share
Total shareholders’ equity	3,761,285	109,237,890
Assumed exercise of outstanding warrants	139,400	7,942,120	$17.55
Assumed exercise of outstanding stock options	63,790	3,215,198	$19.84
Unvested restricted shares	—	3,400,376

Diluted book value per common share	$3,964,475	123,795,584		$32.02

	As at December 31, 2009
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$4,031,120	128,459,478		$31.38

Diluted book value per common share
Total shareholders’ equity	4,031,120	128,459,478
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	65,159	3,278,015	$19.88
Unvested restricted shares	—	3,020,651

Diluted book value per common share	$4,235,855	142,710,282		$29.68

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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2010 and 2009 is described in the following table.

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009 (a)	% Change
Net cash provided by operating activities	$448,664	$348,384	28.8%
Net cash provided by (used in) investing activities	76,874	(361,838)	121.2%
Net cash (used in) financing activities	(398,210)	(57,361)	(594.2)%
Effect of foreign currency rate changes on cash and cash equivalents	3,857	14,755	(73.9)%

Net increase (decrease) in cash	$131,185	$(56,060)	(334.0)%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     During the nine months ended September 30, 2010, net cash provided by operating activities of $448.7 million was driven primarily by a $400.4 million increase in reserve for losses and loss expenses primarily due to the increase in notable loss events during the nine months ended September 30, 2010. In addition, for the nine months ended September 30, 2010 there was a $299.9 million contribution from net income and a $231.1 million increase in unearned premiums primarily driven by the increase in premiums written due to the IPC Acquisition. Cash provided by operating activities increased by $100.3 million, as compared to the nine months ended September 30, 2009 primarily due to the relative movement of $409.3 million in reserves for losses and loss expenses. This amount was partially offset by the absence of $352.3 million non-cash bargain purchase gain on the IPC Acquisition. Net cash provided by investing activities of $76.9 million was driven primarily by the decrease in securities lending collateral of $56.2 million and the sale of $18.1 million of other investments. The decrease in securities lending collateral was due to the winding down of the securities lending program beginning in the third quarter of 2010.

Net cash used in financing activities of $398.2 million was driven primarily by the purchase of $506.5 million of common shares under the share repurchase program and the payment of $81.9 million in quarterly dividends, partially offset by the issuance $246.8 million of 8.875% Senior Notes due 2040.
     During the nine months ended September 30, 2009, net cash provided by operating activities of $348.4 million was driven primarily by net income of $731.6 million offset by non-cash bargain purchase gain of $352.3 million and net unrealized gains on investments of $109.9 million. Cash provided by operating activities, as compared to the nine months ended September 30, 2008, was affected by the relative movement in change in reserves for losses and loss expenses for the nine months ended September 30, 2009, due primarily to the settlement of 2008 loss reserves. Net cash used in investing activities of $361.8 million was driven primarily by proceeds on sales of investments to finance the IPC Acquisition and the investment of operating surpluses. Net cash used in financing activities of $57.4 million was driven primarily by the aggregate quarterly dividend payments of $50.9 million. Net cash used in financing activities, as compared to the nine months ended September 30, 2008, was affected by the absence of a debenture purchase during the nine months ended September 30, 2009.
     As at September 30, 2010, the Company’s portfolio was composed of fixed income investments including; cash, short-term investments, agency securities and sovereign securities amounting to $5,488.5 million or 91.3% of total cash and investments. Details of the Company’s debt and financing arrangements at September 30, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2012	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2012	—
$500,000 secured letter of credit facility	March 12, 2012	234,837
Talbot FAL facility	April 13, 2011	25,000
$350,000 IPC Bi-Lateral Facility	December 31, 2010	75,864

Total		$875,501

Capital Resources
     Shareholders’ equity at September 30, 2010 was $3,761.3 million.
     On February 17, 2010, the Company announced that its Board of Directors (the “Board”) had increased the Company’s annual dividend by 10% from $0.80 to $0.88 per common share and common share equivalent for which each outstanding warrant is exercisable.
     On November 3, 2010, the Company announced a quarterly cash dividend of $0.22 per common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 31, 2010 to holders of record on December 15, 2010. During 2010, the Company paid quarterly cash dividends of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable on March 31, June 30 and September 30 to holders of record on March 15, June 15 and September 15, 2010 respectively.
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
Self-Tender Offer and Share Repurchases
     On November 4, 2010 the Company announced that its Board of Directors had approved share repurchase transactions aggregating $300.0 million. These repurchases will be effected by a tender offer which the Company intends to commence on Monday November 8, 2010, for up to 7,945,400 of its common shares at a price of $30.00 per share. In addition, the Company has entered into separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital, LLC and Vestar Capital Partners to purchase 2,054,600 common shares in the aggregate at the same price per share as the tender offer, for an aggregate purchase price of approximately $61.6 million, subject to completion of the tender offer. The tender offer and share repurchases are part of the Company’s ongoing program to return capital to shareholders through share repurchases or other means. As a result of these transactions, the Company expects to repurchase an aggregate of 10.0 million common shares. This amount is in addition to the $629.0 million of common shares repurchased by the Company through November 3, 2010 under its previously authorized share repurchase program announced in February 2010.
     Tendering shareholders will receive the purchase price in cash, without interest, for common shares properly tendered in the tender offer and not properly withdrawn, subject to the conditions of the tender offer, including the provisions relating to proration, “odd lot” priority and conditional tender in the event that more than 7,945,400 common shares are properly tendered in the tender offer and not properly withdrawn. These provisions will be described in the Offer to Purchase relating to the tender offer that will be distributed to shareholders. If the tender offer is fully subscribed, the completion of the tender offer and the share repurchases will result in the repurchase by Validus of $300.0 million of its common shares in the aggregate.
     For the period November 4, 2009 through November 3, 2010 the Company repurchased 24.4 million shares at a cost of $629.0 million under the share repurchase program.
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
     The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	September 30, 2010
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$2,829,324
IPCRe, Ltd	808,692

Total Validus Reinsurance, Ltd. (consolidated)	3,638,016
Talbot Holdings, Ltd	707,538
Validus Holdings and eliminations	(47,622)

Total consolidated capitalization	4,297,932
Senior notes payable	(246,847)
Debentures payable	(289,800)

Total shareholders’ equity	$3,761,285

Ratings
A.M. Best The ratings assigned by The A.M. Best Company (“A.M. Best”) to the Company and its subsidiaries are as follows. “A-” financial strength rating and an “a-” issuer credit rating for Validus Reinsurance Ltd. The outlook is positive for these ratings as of November 3, 2010. “bbb-” issuer credit rating for Validus Holdings, Ltd. and the Company’s indicative ratings for securities available under the shelf registration at “bbb-” on senior debt, “bb+” on subordinated debt and “bb” on preferred stock. A debt rating of “bbb-” for the Company’s $250.0 million 8.875% senior unsecured notes due 2040. The outlook is positive for these ratings as of November 3, 2010.
“A-” financial strength ratings and an “a-” issuer credit ratings for IPC Re Ltd. and Validus Re Europe Ltd. The outlook is stable for these ratings which were most recently affirmed on November 3, 2010.
Standard & Poor’s: On August 24, 2010, Standard & Poor’s (“S&P”) assigned an “A-“ Counterparty Credit and Financial Strength Rating to Validus Reinsurance, Ltd. The S&P rating outlook on Validus Reinsurance, Ltd. is stable. Also on August 24, 2010 S&P raised the Counterparty Credit Rating on Validus Holdings, Ltd. to “BBB” and raised to “BBB” the Senior Unsecured debt rating on the Company’s$250.0 million 8.875% senior unsecured notes due 2040. The S&P rating outlook on Validus Holdings, Ltd. is stable.

Moody’s Investors Service: The ratings assigned by Moody’s Investors Service (“Moody’s”) were most recently referred to in publication in an August 18, 2010 Credit Opinion on Validus Holdings, Ltd. The Moody’s rating on the Company and its subsidiaries are as follows. Validus Reinsurance, Ltd. insurance financial strength at “A3”, Validus Holdings, Ltd. long term issuer rating at “Baa2”. The rating outlook is stable for all ratings assigned by Moody’s.
Fitch Ratings: The ratings assigned by Fitch Ratings (“Fitch”) to the Company and its subsidiaries are as follows. “A-“ Insurer Financial Strength rating to Validus Reinsurance, Ltd., a “BBB+” Issuer Default Rating to Validus Holdings, Ltd., and a “BBB” rating to Validus Holdings, Ltd.’s senior unsecured notes. All Fitch ratings have a stable outlook and were assigned on May 13, 2010, when Fitch initiated coverage on Validus
     Please refer to the discussion of capital resources in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no other material changes to this discussion.
Recent accounting pronouncements
     Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at September 30, 2010.

(Dollars in thousands)	Commitments (1)	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800
8.875% Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	234,837
Talbot FAL Facility (2)	25,000	25,000
$350,000 IPC Bi-Lateral Facility	350,000	75,864

Total	$1,875,000	$875,501

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Please refer to Note 9 to the Consolidated Financial Statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.
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
     Substantially all of the fixed maturity investments held at September 30, 2010 were publicly traded. At September 30, 2010, the average duration of the Company’s fixed maturity portfolio was 2.3 years (December 31, 2009: 2.2 years) and the average rating of the portfolio was AA+ (December 31, 2009: AA+). At September 30, 2010, the total fixed maturity portfolio was $5,200.3 million (December 31, 2009: $4,869.4 million), of which $3,256.1 million (December 31, 2009: $3,287.9 million) were rated AAA.

     On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As of September 30, 2010 the Company had received the full $89.4 million of redemption proceeds. As at September 30, 2010, the Company held a fund of hedge fund side pocket of $12.3 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the three months ended September 30, 2010, $6.8 million was received from the side pocket.
     Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. During the nine months ended September, 2010, Moody’s downgraded a substantial number of non-agency mortgage backed securities issues, including several securities held by the Company. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $89.6 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at September 30, 2010 were $63.8 million of catastrophe bonds and $2.0 million of corporate bonds.
     Cash and cash equivalents and investments held by Talbot of $1,536.8 million at September 30, 2010 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408.1 million). Total cash and cash equivalents and investments in Talbot were $1,559.5 million at September 30, 2010 (December 31, 2009: $1,420.4 million).
     As of September 30, 2010, the Company had approximately $2.0 million of asset-backed securities with sub-prime collateral (December 31, 2009: $4.2 million) and $63.7 million of Alt-A RMBS (December 31, 2009: $82.3 million).
     As described more fully under the “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified certain non-Agency RMBS securities trading in inactive markets. During the three months ended September 30, 2010, management, with assistance from external investment advisors, determined that market activity had increased substantially for the identified RMBS securities. Therefore, a market approach valuation technique was adopted for the identified RMBS securities. As the market approach incorporates observable inputs, the identified RMBS securities are classified as Level 2 with respect to the fair value hierarchy effective September 30, 2010. During the three months ended September 30, 2010, the change in fair value for the identified RMBS securities resulted in a $4.7 million increase in net unrealized loss on investments. This increase in net unrealized losses on investments resulted in a $4.7 million decrease in shareholders’ equity as at September 30, 2010. Subsequent to the balance sheet date, the Company liquidated substantially all of the identified RMBS securities which had previously been classified as Level 3 securities. This did not have a material effect on the Company’s shareholders’ equity.
Cash Flows
     During the nine months ended September 30, 2010 and 2009, the Company generated net cash from operating activities of $448.7 million and $348.4 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.
     As of September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $518.8 million and $387.6 million, respectively.

     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at September 30, 2010, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we operate;

•	the integration of businesses we may acquire or new business ventures, including overseas offices, we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•	the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.
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
     As at September 30, 2010, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.3%, or approximately $127.1 million. As at September 30, 2010, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.8% or approximately $97.1 million.
     As at September 30, 2009, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.6%, or approximately $138.4 million. As at September 30, 2009, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.7% or approximately $92.0 million.
     As at September 30, 2010, the Company held $719.2 million (December 31, 2009: $768.6 million), or 13.8% (December 31, 2009: 15.8%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of September 30, 2010, $558.3 million, or 7.4% of our total assets and $507.0 million, or 13.6% of our total liabilities were held in foreign currencies. As of September 30, 2010, $97.7 million, or 2.6% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of September 30, 2009, $407.7 million, or 5.7% of our total assets and $389.8 million, or 1.2% of our total liabilities were held in foreign currencies. As of September 30, 2009, $89.8 million, or 2.8% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. The Company may transact in foreign exchange markets to hedge its foreign currency exposure. To the extent foreign currency exposure is not hedged, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. The minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At September 30, 2010, 2.9% of the portfolio was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.4% of total investments, other than with respect to government securities.

     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2010, 99.0% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2009 99.3% rated A-) or from reinsurers posting full collateral.
     Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 9.6% (December 31, 2009: 11.9%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At September 30, 2010, the Company had $2,414.4 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at September 30, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2012	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2012	—
$500,000 secured letter of credit facility	March 12, 2012	234,837
Talbot FAL facility	April 13, 2011	25,000
$350,000 IPC Bi-Lateral Facility	December 31, 2010	75,864

Total		$875,501

     On September 4, 2009, as part of the acquisition of IPC, the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds was submitted for value as at October 31, 2009. The redemption amounted to $89.4 million. As of September 30, 2010 the Company had received the full $89.4 million of redemption proceeds. As of September 30, 2010, the Company held a fund of hedge fund side pocket of $12.3 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable. During the three months ended September, 30, 2010, $6.8 million was received from the side pocket.
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
     The Company also announced that on February 17, 2010, the Board of Directors authorized the Company to return up to $750.0 million to shareholders. To this end, the Board of Directors has expanded the Company’s share repurchase program authorizing the Company to repurchase up to $750.0 million of common shares. This amount is in addition to and in excess of $135.5 million purchased as of February 17, 2010. Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
Self-Tender Offer and Share Repurchases
     On November 4, 2010 the Company announced that its Board of Directors had approved share repurchase transactions aggregating $300.0 million. These repurchases will be effected by a tender offer which the Company intends to commence on Monday November 8, 2010, for up to 7,945,400 of its common shares at a price of $30.00 per share. In addition, the Company has entered into separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital, LLC and Vestar Capital Partners to purchase 2,054,600 common shares in the aggregate at the same price per share as the tender offer, for an aggregate purchase price of approximately $61.6 million, subject to completion of the tender offer. The tender offer and share repurchases are part of the Company’s ongoing program to return capital to shareholders through share repurchases or other means. As a result of these transactions, the Company expects to repurchase an aggregate of 10.0 million common shares. This amount is in addition to the $629.0 million of common shares repurchased by the Company through November 3, 2010 under its previously authorized share repurchase program announced in February 2010.
     Tendering shareholders will receive the purchase price in cash, without interest, for common shares properly tendered in the tender offer and not properly withdrawn, subject to the conditions of the tender offer, including the provisions relating to proration, “odd lot” priority and conditional tender in the event that more than 7,945,400 common shares are properly tendered in the tender offer and not properly withdrawn. These provisions will be described in the Offer to Purchase relating to the tender offer that will be distributed to shareholders. If the tender offer is fully subscribed, the completion of the tender offer and the share repurchases will result in the repurchase by Validus of $300.0 million of its common shares in the aggregate.
     As of November 3, 2010, the Company has repurchased approximately 24.4 million common shares for an aggregate purchase price of $629.0 million from the inception of the share repurchase program to November 3, 2010.
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

	Share Repurchase Activity
	As at June 30,				As at September 30,
Effect of share repurchases:	2010 (cumulative)	July	August	September	2010
Aggregate purchase price (1)	$528,604	$3,994	$38,845	$19,604	$62,443
Shares repurchased	20,598,594	163,100	1,551,000	757,573	2,471,673
Average price (1)	$25.66	$24.48	$25.05	$25.88	$25.26
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (2)	$0.66				$1.00
Diluted EPS — Quarter (3)	$—				$0.30

	Share Repurchase Activity
	As at September 30,			As at November 3,	Cumulative to Date
Effect of share repurchases:	2010	October	November	2010	Effect
Aggregate purchase price (1)	$62,443	$34,872	$3,104	$37,976	$629,023
Shares repurchased	2,471,673	1,264,572	108,602	1,373,174	24,443,441
Average price (1)	$25.26	$27.58	$28.58	$27.66	$25.73
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (2)	$1.00
Diluted EPS — Quarter (3)	$0.30

(1)	Share transactions are on a trade date basis through November 3, 2010 and are inclusive of commissions. Average share price is rounded to two decimal places.

(2)	As the average price per share repurchased during the periods 2009 and 2010 was lower than the book value per common share, the repurchase of shares increased the Company’s ending book value per share.

(3)	The estimated impact on diluted earnings per share was calculated by comparing reported results versus i) net income per share plus an estimate of lost net investment income on the cumulative share repurchases divided by ii) weighted average diluted shares outstanding excluding the weighted average impact of cumulative share repurchases. The impact of cumulative share repurchases was accretive to diluted earnings per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit	Description

Exhibit 10.1	Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Johnathan P. Ritz. (Incorporated by reference from the Company’s Current Report of Form 8-K, filed with the SEC on September 8, 2010)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101.1 INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date: November 5, 2010	/s/ Edward J. Noonan Edward J. Noonan
Chief Executive Officer

Date: November 5, 2010	/s/ Joseph E. (Jeff) Consolino Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer