Form 10-K
period 2010-12-31
VALIDUS HOLDINGS LTD
filed 2011-02-18
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $1,797.4 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2010. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of February 16, 2011, there were 97,944,724 outstanding Common Shares, $0.175 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010.

PART I	2
Item 1. Business	2
Item 1A. Risk Factors	21
Item 1B. Unresolved Staff Comments	38
Item 2. Properties	38
Item 3. Legal Proceedings	39
PART II	40
Item 5. Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	40
Item 6. Selected Financial Data	44
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	115
Item 8. Financial Statements and Supplementary Data	117
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	117
Item 9A. Controls and Procedures	118
Item 9B. Other Information	118
PART III	118
Item 10. Directors, Executive Officers and Corporate Governance	118
Item 11. Executive Compensation	119
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	119
Item 13. Certain Relationships and Related Transactions, and Director Independence	119
Item 14. Principal Accountant Fees and Services	119
PART IV	119
Item 15. Exhibits and Financial Statement Schedules	119
Signatures	123

Index to Consolidated Financial Statements and Financial Statements Schedules	125
EX-10.17
EX-10.21.1
EX-10.28
EX-10.31
EX-10.36
EX-10.37
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”

PART I
All amounts presented in this part are in U.S. dollars except as otherwise noted.
Item 1. Business
Overview
     Validus Holdings, Ltd. (the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. Our initial investor, which we refer to as our founding investor, is Aquiline Capital Partners LLC, a private equity firm dedicated to investing in financial services companies. Other sponsoring investors included private equity funds managed by Goldman Sachs Capital Partners, Vestar Capital Partners, New Mountain Capital and Merrill Lynch Global Private Equity. The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. (“Validus Re”) and Talbot Holdings Ltd. (“Talbot”). The Company, through its subsidiaries, provides reinsurance coverage in the Property, Marine and Specialty lines markets, effective January 1, 2006, and insurance coverage in the same markets effective July 2, 2007.
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
     Since our formation in 2005, we have been able to achieve substantial success in the development of our business. Selected examples of our accomplishments are as follows:
▪	Raising approximately $1.0 billion of initial equity capital in December 2005 and underwriting $217.4 million in gross premiums written for the January 2006 renewal season;
▪	At the time of the Company’s formation an executive management team was assembled with an average of 20 years of industry experience and senior expertise spanning multiple aspects of the global insurance and reinsurance business;
▪	Building a risk analytics staff comprised of over 40 experts, many of whom have PhDs and Masters degrees in related fields;

▪	Developing Validus Capital Allocation and Pricing System (“VCAPS”), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks;
▪	Acquiring all of the outstanding shares of Talbot Holdings Ltd. on July 2, 2007;
▪	Completing an initial public offering (“IPO”) on July 30, 2007;
▪	Acquiring all of the outstanding shares of IPC Holdings Ltd. (“IPC”) on September 4, 2009; and
▪	Commencing in November of 2009, repurchasing $941.2 million or 34.8 million shares of the Company’s common stock, representing 35.5% of the outstanding common stock at December 31, 2010.
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
     The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$790,590	71.8%	$526,428	68.5%	$492,967	71.7%
Marine	227,135	20.6%	152,853	19.9%	117,744	17.1%
Specialty	83,514	7.6%	88,803	11.6%	77,060	11.2%

Total	$1,101,239	100.0%	$768,084	100.0%	$687,771	100.0%

(a)	The results of operations for IPC are consolidated only from the September, 2009 date of acquisition.
Property: Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.
          Property catastrophe: Property catastrophe provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2010 were $571.9 million.
          Property per risk: Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property risk coverages are generally written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2010 were $67.8 million.

          Property pro rata: Property pro rata contracts require that the reinsurer share the premiums as well as the losses and expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2010 were $150.9 million.
     Marine: Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis, and on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2010 were $227.1 million.
     Specialty: Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace and aviation, agriculture, terrorism, life and accident & health, financial lines, nuclear, workers’ compensation catastrophe and crisis management. The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2010 were $83.5 million.
Talbot: On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s of London (“Lloyd’s”) insurance market through Syndicate 1183. The acquisition of Talbot provides the Company with significant benefits in terms of product line and geographic diversification as well as offering the Company broader access to underwriting expertise. Similar to Validus Re, Talbot writes primarily short-tail lines of business but, as a complement to Validus Re, focuses mostly on insurance, as opposed to reinsurance risks, and on specialty lines where Validus Re currently has limited or no presence (e.g., war, financial institutions, contingency, accident and health). In addition, Talbot provides the Company with access to the Lloyd’s marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States. Talbot’s team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding the Company’s short-tail insurance franchise.
     The Company has expanded and diversified its business through Syndicate 1183’s access to Lloyd’s license agreements with regulators around the world. Underwriting Risk Services, Inc., Underwriting Risk Services (Middle East) Ltd., Validus Reaseguros, Inc., Validus Re Chile S.A. and Talbot Risk Services Pte Ltd, act as approved Lloyd’s coverholders for Syndicate 1183.
     The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$314,769	32.1%	$269,583	29.3%	$152,143	21.4%
Marine	315,102	32.1%	307,385	33.4%	287,696	40.6%
Specialty	351,202	35.8%	342,938	37.3%	269,157	38.0%

Total	$981,073	100.0%	$919,906	100.0%	$708,996	100.0%

     Property: The main sub-classes within property are international and North American direct and facultative contracts, onshore energy, lineslips and binding authorities together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance though there is a modest personal lines component. The business is short-tail with premiums for reinsurance and, direct and facultative business, substantially earned within 12 months and premiums for lineslips and binding authorities substantially earned within 12 months of the expiry of the contract. Gross premiums written on property business during the year ended December 31, 2010 was $314.8 million, including $88.5 million of treaty reinsurance.

     Marine: The main types of business within marine are hull, cargo, energy, marine and energy liabilities, yachts and marinas and other treaty. Hull consists primarily of ocean going vessels and cargo and covers worldwide risks. Energy covers a variety of oil and gas industry risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sector. Yacht and marina policies are primarily written through Underwriting Risk Services Ltd., an underwriting agency that is a subsidiary of Talbot. Each of the sub-classes within marine has a different profile of contracts written – some, such as energy, derive up to 41.7% of their business through writing facultative contracts while others, such as cargo, only derive 15.8% of their business from this method. Each of the sub-classes also has a different geographical risk allocation. Most business written is short-tail enabling a quicker and more accurate picture of expected profitability than is the case for long tail business. The marine and energy liability account, which makes up $41.9 million of the $315.1 million of gross premiums written during the year ended December 31, 2010, is the primary long-tail class in this line. The business written is mainly on a direct and facultative basis with a small element written on a reinsurance basis either as excess of loss reinsurance or proportional reinsurance.
     Specialty: This class consists of war (comprising marine & aviation war, political risks and political violence, including war on land), financial institutions, contingency, accident and health, airlines and aviation treaty. With the exception of aviation treaty, most of the business written under the specialty accounts is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on specialty business during the year ended December 31, 2010 was $351.2 million.
          War. The marine & aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond, particularly with construction risks. The attritional losses on the account are traditionally low but the account can be affected by large individual losses. Talbot is a leader in the war and political violence classes. Gross premiums written for war business during the year ended December 31, 2010 was $146.2 million.
          Financial Institutions. Talbot’s financial institutions team predominantly underwrites bankers blanket bond, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. Bankers blanket bond insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of these institutions. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming to have suffered a loss as a result of advice received. Directors’ and officers’ insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by the director or officer. Gross premiums written in financial institutions for the year ended December 31, 2010 was $39.6 million, comprising:

	Year Ended
	December 31, 2010
	Gross	Gross
	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)
Bankers blanket bond	$24,116	60.8%
Professional indemnity	13,684	34.5%
Directors’ and Officers’	1,846	4.7%

Total	$39,646	100.0%

     The risks covered in financial institutions are primarily fraud related and are principally written on an excess of loss basis. Talbot’s financial institutions account is concentrated on non-U.S. based clients, with 35.7% of gross premiums written in 2010 generated in Europe, 9.7% from the U.S and 54.6% from other geographical regions. In addition, Talbot seeks to write regional accounts rather than global financial institutions with exposure in multiple jurisdictions and has only limited participation in exposures to publicly listed U.S. companies. The underwriters actively avoid writing U.S. directors’ and officers’ risks. As of December 31, 2010, the Company had gross reserves related to the financial institutions business of $171.5 million, comprised of $83.0 million, or 48.4% of incurred but not reported (“IBNR”) and $88.5 million, or 51.6% of case reserves. For comparison, as at December 31, 2009 the Company had gross reserves related to the financial institutions business of $143.4 million, comprising $80.8 million, or 56.3% of IBNR and $62.6 million, or 43.7% of case reserves.
          Contingency. The main types of covers written under the contingency account are event cancellation and non-appearance business. Gross premiums written for contingency business during the year ended December 31, 2010 was $18.4 million.
          Accident and Health. The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written for accident and health business during the year ended December 31, 2010 was $19.7 million.
          Aviation. The aviation account insures major airlines, general aviation, aviation hull war and satellites. The coverage includes excess of loss treaty with medium to high attachment points. Gross premiums written for the aviation business during the year ended December 31, 2010 was $113.8 million.
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
     A principal focus of the Company is to develop and apply sophisticated computer models and other analytical tools to assess the risks and aggregation of the risks that we underwrite and to optimize our portfolio of contracts. In particular, we devote a substantial amount of our efforts to the optimization of our catastrophe risk profile. In addition to using Probable Maximum Loss (“PML”) and other risk metrics that measure the maximum amount of loss expected from our portfolio over various return periods or measured probabilistically, our approach to risk control imposes a limit on our net maximum potential loss for any single event in any one risk zone, which reduces the risks inherent in probabilistic modeling. Further, we recognize that the reliability and credibility of the models is contingent upon the accuracy, reliability and quality of the data that is used in modeling efforts.
     The Company has chartered a Group Risk Management Committee (the “GRMC”) chaired by its Chief Risk Officer and composed of senior management of the Company. The GRMC was established as part of the Company’s implementation of enterprise risk management. The GRMC is responsible for monitoring and managing risks in close coordination with risk management committees and personnel within our operating subsidiaries. The GRMC meets monthly to review and discuss key risks, make decisions to manage those risks and oversee implementation of those decisions. The GRMC also has oversight over the risk management of the organization, ensuring the availability of appropriate risk management resources.
     Underwriting
     All of the Company’s underwriters are subject to a set of underwriting guidelines that are established by the Chief Executive Officers of Validus Re and Talbot. These guidelines are then subject to review and approval by the Risk Committee of our Board of Directors. Underwriters are also issued letters of authority that specifically address the limits of their underwriting authority and their referral criteria. The Company’s current underwriting guidelines and letters of authority include:
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
The principal elements of the underwriting review process are as follows:
Underwriter Review: The underwriting team must evidence data entry review by confirming review and agreement on the workflow system within a specified number of working days of entry being completed by the contracted third party.
Peer Review: The majority of risks are peer reviewed by a peer review underwriter within a specified number of working days of data entry being completed. There is an agreed matrix of peer review underwriters who are authorized to peer review. Endorsements that increase identified exposures are also subject to the current peer review procedures.
Class of business review: Risks written into a class by an underwriter other than the nominated class underwriter are subsequently forwarded to, and reviewed by, the nominated class underwriter.
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
Expert Review Subcommittee (“ERC”): The ERC is a committee that meets regularly to review the underwriting activities of Syndicate 1183 and other related activities to provide assurance that the underwriting risks assumed are within the parameters of the business plan. This is achieved with the help of eight external expert reviewers who report their findings to the ERC.
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
     Geographic Diversification: The Company actively manages its aggregate exposures by geographic or risk zone (“zones”) to maintain a balanced and diverse portfolio of underlying risks. The coverage the Company is willing to provide for any risk located in a particular zone is limited to a predetermined level, thus limiting the net aggregate loss exposure from all contracts covering risks believed to be located in any zone. Contracts that have “worldwide” territorial limits have exposures in several geographic zones. Generally, if a proposed reinsurance program would cause the limit to be exceeded, the program would be declined, regardless of its desirability, unless the Company buys retrocessional coverage, thereby reducing the net aggregate exposure to the maximum limit permitted or less. The following table summarizes our Gross Premiums Written by geographic zone:

	Year ended December 31, 2010
	Gross Premiums Written
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total	%
United States	$486,133	$110,944	$(8,543)	$588,534	29.6%
Worldwide excluding United States (a)	55,462	265,760	(7,051)	314,171	15.8%
Europe	105,321	50,074	(1,239)	154,156	7.7%
Latin America and Caribbean	70,650	83,274	(52,632)	101,292	5.1%
Japan	26,449	5,982	(177)	32,254	1.6%
Canada	177	11,892	(177)	11,892	0.6%
Rest of the world (b)	23,006	—	—	23,006	1.2%

Sub-total, non United States	281,065	416,982	(61,276)	636,771	32.0%
Worldwide including United States	91,259	49,212	(2,492)	137,979	6.9%
Marine and Aerospace (c)	242,782	403,935	(19,435)	627,282	31.5%

Total	$1,101,239	$981,073	$(91,746)	$1,990,566	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risk in one geographic zone.

(c)	Not classified by geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.
     The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on the Company’s ability to determine the actual location of the risks believed to be covered under a particular reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone’s limits. Further control over diversification is achieved through guidelines covering the types and amount of business written in product classes and lines within a class.
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

     Performance against underwriting targets is measured regularly throughout the year. Risks written are subject to peer review, an internal quality control process. Pricing is controlled by the monitoring of rate movements and the comparison of technical prices to actual prices for certain classes of business. Controls over aggregation of claims exposures vary by class of business. They include limiting coastal risks, monitoring aggregation by county/region/blast zones and applying line size limits in all cases. Catastrophe modeling software and techniques are used to model expected loss outcomes for Lloyd’s Realistic Disaster Scenario returns and in-house catastrophe event scenarios. Reserves are reviewed for adequacy on a quarterly basis. The syndicate also purchases reinsurance, with an appropriate number of reinstatements, to arrive at an acceptable net retained risk.
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
     Validus Re may use capital markets instruments for risk management in the future (e.g., catastrophe bonds, sidecar facilities and other forms of risk securitization) where the pricing and terms are attractive.
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
     Currently, our largest broker relationships, as measured by gross premiums written, are with Aon Benfield Group Ltd., Marsh & McLennan Companies, Inc./Guy Carpenter & Co., and Willis Group Holdings Ltd. The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2010
	Gross Premiums Written
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total	%
Name of Broker
Marsh Inc./Guy Carpenter & Co.	$378,368	$141,927	$(13,272)	$507,023	25.5%
Aon Benfield Group Ltd.	318,372	145,635	(13,619)	450,388	22.6%
Willis Group Holdings Ltd.	212,358	142,304	(13,308)	341,354	17.1%

Sub-total	909,098	429,866	(40,199)	1,298,765	65.2%
All Others	192,141	551,207	(51,547)	691,801	34.8%

Total	$1,101,239	$981,073	$(91,746)	$1,990,566	100.0%

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
     The following tables show certain information with respect to the Company’s reserves:

	As at December 31, 2010
			Total Gross
			Reserve for Loss
(Dollars in thousands)	Gross case reserves	Gross IBNR	and Loss Expenses
Property	$506,506	$397,941	$904,447
Marine	317,469	322,259	639,728
Specialty	211,906	279,892	491,798

Total	$1,035,881	$1,000,092	$2,035,973

	As at December 31, 2010
			Total Net
			Reserve for Loss
(Dollars in thousands)	Net case reserves	Net IBNR	and Loss Expenses
Property	$458,087	$358,895	$816,982
Marine	275,877	261,390	537,267
Specialty	165,302	233,288	398,590

Total	$899,266	$853,573	$1,752,839

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
     The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Such loss payments are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
     The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net and gross of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables also show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of each table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
Analysis of Losses and Loss Expense Reserve Development Net of Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010
Estimated liability for unpaid losses and loss expense, net of reinsurance recoverable	$77,363	$791,713	$1,096,507	$1,440,369	$1,752,839
Liability — estimated as of:
One year later	60,106	722,010	1,018,930	1,283,759
Two years later	54,302	670,069	937,696

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010
Three years later	50,149	606,387
Four years later	46,851
Cumulative redundancy (deficiency) (a)	30,512	185,326	158,811	156,610

Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	$27,180	$216,469	$353,476	384,828
Two years later	34,935	320,803	562,831
Three years later	39,520	350,521
Four years later	41,746

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
Analysis of Losses and Loss Expense Reserve Development Gross of Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010
Estimated gross liability for unpaid losses and loss expense	$77,363	$926,117	$1,305,303	$1,622,134	$2,035,973
Liability — estimated as of:
One year later	60,106	846,863	1,223,018	1,484,646
Two years later	54,302	791,438	1,164,923
Three years later	50,149	745,624
Four years later	46,851
Cumulative redundancy (deficiency) (a)	30,512	180,493	140,380	137,488

Cumulative paid losses, gross of reinsurance recoveries, as of:
One year later	$27,180	$245,240	$437,210	455,182
Two years later	34,935	394,685	709,218
Three years later	39,520	452,559
Four years later	41,746

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
     The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross reserves at beginning of year	$1,622,134	$1,305,303	$926,117
Losses recoverable at beginning of year	181,765	208,796	134,404

Net reserves at beginning of year	1,440,369	1,096,507	791,713
Net loss reserves acquired in purchase of IPC	—	304,957	—

Incurred losses – current year	1,144,196	625,810	841,856
Incurred losses – change in prior accident years	(156,610)	(102,053)	(69,702)

Incurred losses	987,586	523,757	772,154

Paid losses	(673,422)	(507,435)	(406,469)
Foreign exchange	(1,694)	22,583	(60,891)

Net reserves at year end	1,752,839	1,440,369	1,096,507
Losses recoverable at year end	283,134	181,765	208,796

Gross reserves at year end	$2,035,973	$1,622,134	$1,305,303

Validus Re: Validus Re’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims, the costs of additional case reserves on claims reported but not considered to be adequately reserved in such reporting (“ACRs”) and amounts that have been incurred but not yet reported. ACRs are used in certain cases and may be calculated based on management’s estimate of the required case reserve on an individual claim less the case reserves reported by the client. The Validus Re Event Committee follows material catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, estimation and approval of ultimate loss reserving resulting from any material catastrophe event. U.S. GAAP does not permit the establishment of loss reserves until an event occurs that gives rise to a loss.
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
     Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which Validus Re has operated, thereby providing limited claims loss emergence patterns that directly pertain to Validus Re’s operations. This has necessitated the use of industry loss emergence patterns in deriving IBNR, which despite management’s and our actuaries’ care in selecting them, will differ from actual experience. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected losses and loss ratios are a significant component in the calculation deriving IBNR. Finally, the uncertainty surrounding estimated costs is greater in cases where large, unique events have been reported and the associated claims are in early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps significantly.

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
     Talbot’s loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements.”
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
Talbot: Where Talbot is the lead syndicate on business written, the claims adjusters will deal with the broker representing the insured. This may involve appointing attorneys, loss adjusters or other experts. The central Lloyd’s market claims bureau will respond on behalf of syndicates other than the leading syndicate.
     Where Talbot is not the lead underwriter on syndicate business, the case reserves are established by the lead underwriter in conjunction with third party/bureau input who then advise regarding movements in loss reserves to all syndicates participating on the risk. Material claims and claims movements are subject to review by Talbot.
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
Substantially all of the fixed maturity investments held at December 31, 2010 were publicly traded. At December 31, 2010, the average duration of the Company’s fixed maturity portfolio was 2.27 years (December 31, 2009: 2.24 years). Management emphasizes capital preservation for the portfolio and maintains a significant allocation of short-term investments. At December 31, 2010, the average rating of the portfolio was AA+ (December 31, 2009 AA+). At December 31, 2010, the total fixed maturity portfolio was $4,823.9 million (December 31, 2009: $4,869.4 million), of which $2,946.5 million (December 31, 2009: $3,287.9 million) were rated AAA.
     Please refer to our Current Report on Form 8-K furnished to the Securities and Exchange Commission (the “SEC”) on February 10, 2011 for additional disclosure with respect to the composition of our investment portfolio.
Competition
     The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates and insurers. We encounter competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with insurance and reinsurance providers such as:
•	ACE Tempest Re, Aspen Insurance Holdings Limited, Allied World Assurance Company Holdings Limited, Alterra Capital Holdings, Ltd., Arch Capital Group Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Flagstone Reinsurance Holdings Group Limited, Munich Re, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Reinsurance Holdings Ltd., Swiss Re and XL Re;
•	Amlin plc, Catlin Group Limited, Hiscox and others in the Lloyd’s market;
•	Direct insurers who compete with Lloyd’s on a worldwide basis;
•	Various capital markets participants who access insurance and reinsurance business in securitized form, through special purpose entities or derivative transactions; and
•	Government-sponsored insurers and reinsurers.
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
     In addition, the insurance and reinsurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda and not licensed or authorized in the United States recently has become the subject of increased scrutiny in many jurisdictions, including the United States. We are not able to predict the future impact of changes in the laws and regulation to which we are or may become subject on the Company’s financial condition or results of operations.
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
     An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. Based on a recent EU directive, we expect that insurers and reinsurers within the EEA will need to be compliant with Solvency II by January 1, 2013. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert finite resources from other operational roles. Final Solvency II guidelines have been published and the Company and Talbot’s implementation plans are well underway.
     Bermuda
     The Insurance Act 1978 regulates the Company’s operating subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.
     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, auditing and reporting requirements, and grants the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of an Annual Statutory Financial Return with the BMA. The Supervisor of Insurance is the chief administrative officer under the Insurance Act.
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
     Effective for statutory filings for the year ended December 31, 2008, the BMA introduced a risk-based capital model, or Bermuda Solvency Capital Requirement (“BSCR”), as a tool to assist the BMA in measuring risk and determining appropriate capitalization. In 2009, the BMA launched its Bermuda Insurance Solvency Framework, which is designed to enable Bermuda to achieve “equivalence” with Solvency II. The impact of this initiative is currently being monitored by the Company.
Employees
     The following table details our personnel by geographic location as at December 31, 2010:

Location	Validus Re	Talbot	Corporate	Total	%
London, England	—	273	—	273	59.4%
Hamilton, Bermuda	56	1	41	98	21.3%
Waterloo, Canada	—	—	24	24	5.2%
Republic of Singapore	8	11	—	19	4.1%
Miami, United States	17	—	—	17	3.7%
New York, United States	—	—	18	18	3.9%
Dubai, United Arab Emirates	—	4	—	4	0.9%
Santiago, Chile	—	—	6	6	1.3%
Hamburg, Germany	1	—	—	1	0.2%

Total	82	289	89	460	100.0%

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
     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, including through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Copies of the charters for the audit committee, the compensation committee, the corporate governance and nominating committee, the finance committee and the risk committee, as well as the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees (the “Code”), which applies to all of the Company’s Directors, officers and employees, and Code of Ethics for Senior Officers, which applies to the Company’s principal executive officer, principal accounting officer and other persons holding a comparable position, are available free of charge on the Company’s website at http://www.validusholdings.com or by writing to Investor Relations, Validus Holdings, Ltd., 29 Richmond Road, Pembroke, HM 08, Bermuda. The Company will also post on its website any amendment to the Code and any waiver of the Code granted to any of its directors or executive officers to the extent required by applicable rules.
Item 1A. Risk Factors
Risks Related to Our Company
Claims on policies written under our short-tail insurance lines that arise from unpredictable and severe catastrophic events could adversely affect our financial condition or results of operations.
     Substantially all of our gross premiums written to date are in short-tail lines, many of which have the potential to accumulate, which means we could become liable for a significant amount of losses in a brief period. The short-tail policies we write expose us to claims arising out of unpredictable natural and other catastrophic events, whether arising from natural causes such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes and floods, or man-made causes such as fires, explosions, acts of terrorism, war or political unrest. Many observers believe that the Atlantic basin is in the active phase of a multi-decade cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). These conditions may translate to a greater potential for hurricanes to make landfall in the U.S. at higher intensities over the next five years. In addition, climate change may be causing changes in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the losses resulting therefrom. Although the frequency and severity of catastrophes are inherently unpredictable, we use state-of-science understanding of climate change and other climate signals for pricing and risk aggregation.
     The extent of losses from catastrophes is a function of both the number and severity of the insured events and the total amount of insured exposure in the areas affected. Increases in the value and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from natural catastrophic events in the future. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could adversely affect our financial condition, possibly to the extent of eliminating our shareholders’ equity. Our ability to write new reinsurance policies could also be affected as a result of corresponding reductions in our capital.
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
     As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. For example, a (re)insurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from an insurer or reinsurer may in part be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake involved with a catastrophic event, these types of issues occasionally necessitate judicial resolution. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs. Our exposure to this uncertainty is greater in our longer tail lines (marine and energy liabilities and financial institutions).
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
     If our financial strength rating is reduced from current levels, our competitive position in the reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers and brokers that place such business, move to other competitors with higher financial strength ratings. The substantial majority of reinsurance contracts issued through reinsurance brokers contain provisions permitting the ceding company to cancel such contracts in the event of a downgrade of the reinsurer by A.M. Best below “A—” (Excellent).
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
If the Company’s risk management and loss limitation methods fail to adequately manage exposure to losses from catastrophic events, our financial condition and results of operations could be adversely affected.
     Validus Re manages exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall (re)insurance and investment portfolio. Validus Re uses various tools to analyze and manage the reinsurance exposures assumed from insureds and ceding companies and risks from a catastrophic event that could have an adverse effect on the investment portfolio. VCAPS, a proprietary risk modeling software, enables Validus Re to assess the adequacy of reinsurance risk pricing and to monitor the overall exposure to insurance and reinsurance risk in correlated geographic zones. Validus Re cannot assure the models and assumptions used by the software will accurately predict losses. Further, Validus Re cannot assure that it is free of defects in the modeling logic or in the software code. In addition, Validus Re has not sought copyright or other legal protection for VCAPS.
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
     A modeled outcome of net loss from a single event also relies in significant part on the reinsurance and retrocessional arrangements in place, or expected to be in place at the time of the analysis, and may change during the year. Modeled outcomes assume that the reinsurance in place responds as expected with minimal reinsurance failure or dispute. Reinsurance and retrocessional coverage is purchased to protect the inwards exposure in line with the Company’s risk appetite, but it is possible for there to be a mismatch or gap in cover which could result in higher than modeled losses to Validus Re. In addition, many parts of the reinsurance program are purchased with limited reinstatements and, therefore, the number of claims or events which may be recovered from second or subsequent events is limited. It should also be noted that renewal dates of the reinsurance and retrocessional program do not necessarily coincide with those of the inwards business written. Where inwards business is not protected by risks attaching reinsurance and retrocessional programs, the programs could expire resulting in an increase in the possible net loss retained by Validus Re and as such, could have a material adverse effect on our financial condition and results of operations.
     Validus Re also seeks to limit loss exposure through loss limitation provisions in its policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that their policies are legally interpreted as intended. Validus Re cannot assure that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in its favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses it might incur from a catastrophic event could be materially higher than expectation and its financial condition and results of operations could be adversely affected.
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
     The insurance and reinsurance pricing cycle has historically been a market phenomenon, driven by supply and demand rather than by the actual cost of coverage. The upward phase of a cycle is often triggered when a major event forces insurers and reinsurers to make large claim payments, thereby drawing down capital. This, combined with increased demand for insurance against the risk associated with the event, pushes prices upwards. Over time, insurers’ and reinsurers’ capital is replenished with the higher revenues. At the same time, new entrants flock to the industry seeking a part of the profitable business. This combination prompts a slide in prices —the downward cycle —until a major insured event restarts the upward phase. As a result, the insurance and reinsurance business has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity, which is the percentage of surplus or the dollar amount of exposure that a reinsurer is willing to place at risk, as well as periods when shortages of capacity result in favorable premium rates and policy terms and conditions.
     Premium levels may be adversely affected by a number of factors which fluctuate and may contribute to price declines generally in the reinsurance industry. For example, as premium levels for many products increased subsequent to the significant natural catastrophes of 2004 and 2005, the supply of reinsurance increased, either as a result of capital provided by new entrants or by the commitment of additional capital by existing reinsurers. Increases in the supply of insurance and reinsurance may have consequences for the reinsurance industry generally and for us including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a consequence, the Company may experience greater competition on most insurance and reinsurance lines. This could adversely affect the rates we receive for our reinsurance and our gross premiums written.
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
     The insurance and reinsurance industries are highly competitive. We face intense competition, based upon (among other things) global capacity, product breadth, reputation and experience with respect to particular lines of business, relationships with (re)insurance intermediaries, quality of service, capital and perceived financial strength (including independent rating agencies’ ratings), innovation and price. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in (re)insurance and may have greater financial, marketing and employee resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services through alternative capital markets products that are structured to provide protections similar to those provided by reinsurers. These products, such as catastrophe-linked bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. After the events of September 11, 2001, and then again following the three major hurricanes of 2005 (Katrina, Rita and Wilma), new capital flowed into Bermuda, and much of these new proceeds went to a variety of Bermuda-based start-up companies. Since markets have softened and capital has increased, market conditions have become less favorable. Increased competition could result in fewer submissions and lower rates, which could have an adverse effect on our growth and profitability. If we are unable to compete effectively against these competitors, we may not be able to retain market share.
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
     We estimate the risks associated with our outstanding obligations, including the risk embedded within our unearned premiums. To do this, we establish reserves for losses and loss expenses (or loss reserves), which are liabilities that we record to reflect the estimated costs of claim payment and the related expenses that we will ultimately be required to pay in respect of premiums written and include case reserves and incurred but not reported (“IBNR”) reserves. However, under U.S. GAAP, we are not permitted to establish reserves for losses until an event which gives rise to a claim occurs. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses. Case reserves are reserves established with respect to specific individual reported claims. IBNR reserves are reserves for estimated losses that we have incurred but that have not yet been reported to us.
     Our reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level of our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our reserve estimates are regularly refined as experience develops and claims are reported and settled. Establishing an appropriate level for our reserve estimates is an inherently uncertain process. In addition, as we operate largely through intermediaries, reserving for our business can involve added uncertainty arising from our dependence on information from ceding companies which, in addition to the risk of receiving inaccurate information involves an inherent time lag between reporting information from the primary insurer to us. Additionally, ceding companies employ differing reserving practices which add further uncertainty to the establishment of our reserves. Moreover, these uncertainties are greater for reinsurers like us than for reinsurers with a longer operating history, because we do not yet have an established loss history. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Loss emergence patterns are development patterns used to project current reported or paid loss amounts to their ultimate settlement value or amount. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. Because of these uncertainties, it is possible that our estimates for reserves at any given time could prove inadequate.
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
     Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Management believes the item that requires the most subjective and complex estimates is the reserve for losses and loss expenses. Due to the Company’s relatively short operating history, loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take many years to develop. Following a major catastrophic event, the possibility of future litigation or legislative change that may affect interpretation of policy terms further increases the degree of uncertainty in the reserving process. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different than the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. We expect volatility in results in periods in which significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.
We rely on key personnel and the loss of their services may adversely affect us. The Bermuda location of our head office may be an impediment to attracting and retaining experienced personnel.
     Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, Chairman of our Board of Directors and Chief Executive Officer; Joseph E. (Jeff) Consolino, President and Chief Financial Officer; C.N. Rupert Atkin, Chief Executive Officer of the Talbot Group; Michael E.A. Carpenter, Chairman of the Talbot Group; C. Jerome Dill, Executive Vice President and General Counsel; Stuart W. Mercer, Executive Vice President; Jonathan P. Ritz, Executive Vice President, Business Operations; Julian G. Ross, Chief Risk Officer; and Conan M. Ward, Executive Vice President of the Company and Chief Executive Officer of Validus Reinsurance, Ltd., among other key employees. The loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of the above-named executives provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to them or any of our other employees.
     The operating location of our head office and our Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 44 of our Bermuda employees, all of whom have obtained three- or five-year work permits.
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
     In addition, as an alien insurer and reinsurer (not licensed in the U.S.), we are required to post collateral security with respect to any (re)insurance liabilities that we assume from insureds or ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain full statutory and regulatory credit for our reinsurance. Other jurisdictions may have similar collateral requirements. Under applicable statutory provisions, these security arrangements may be in the form of letters of credit, insurance or reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. We intend to satisfy such statutory requirements by maintaining the trust fund requirements for Talbot’s underwriting at Lloyd’s and by providing to primary insurers letters of credit issued under our credit facilities. To the extent that we are required to post additional security in the future, we may require additional letter of credit capacity and there can be no assurance that we will be able to obtain such additional capacity or arrange for other types of security on commercially acceptable terms or on terms as favorable as under our current letter of credit facilities. Our inability to provide collateral satisfying the statutory and regulatory guidelines applicable to insureds and primary insurers would have a material adverse effect on our ability to provide (re)insurance to third parties and negatively affect our financial position and results of operations.
     Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer and therefore the investment returns on these assets may not be as high as they otherwise would be.
     Loss of business from one or more major brokers could adversely affect us.
     We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2010, our business was primarily sourced from the following brokers: Marsh Inc./Guy Carpenter & Co. 25.5%, Aon Benfield Group Ltd. 22.6% and Willis Group Holdings Ltd. 17.1%. These three brokers provided a total of 65.2% of our gross premiums written for the year ended December 31, 2010. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.
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
     Our utilization of brokers, managing general agents and other third parties to support our business exposes us to operational and financial risks
     Talbot’s business at Lloyd’s relies upon brokers, managing general agents and other third parties to produce and service a proportion of its operations. In these arrangements, we typically grant the third party the right to bind us to new and renewal policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should these third parties issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our managing general agent would be unable adequately to indemnify us for their contractual breach.
     We also rely on managing general agents, third party administrators or other third parties we retain, to collect premiums and to pay valid claims. We could also be exposed to their or their producer’s operational risk, including, but not limited to, contract wording errors, technological and staffing deficiencies and inadequate disaster recovery plans. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage the claims activity on this business. Although we have implemented monitoring and other oversight protocols, we cannot assure you that these measures will be sufficient to mitigate all of these exposures.
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
We may be unable to purchase reinsurance or retrocessional reinsurance in the future, and if we do successfully purchase reinsurance or retrocessional reinsurance, we may be unable to collect on claims submitted under such policies, which could adversely affect our business, financial condition and results of operations.
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
     The investment return, including net investment income, net realized gains (losses) on investments, net unrealized (losses) gains on investments, on our invested assets was $212.6 million, or 4.2% for the year ended December 31, 2010. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and we cannot assure that we will achieve our investment objectives. See “Business —Investments.”
     Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2010, 13.4% of our fixed income portfolio is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.
     Our operating results may be adversely affected by currency fluctuations.
     Our functional currency is the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling and the Euro. As of December 31, 2010, $545.2 million, or 7.7% of our total assets and $638.3 million, or 18.0% of our total liabilities were held in foreign currencies. As of December 31, 2010, $87.0 million, or 2.4% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. We look to manage our foreign currency exposure through the use of currency derivatives as well as matching of our major foreign denominated assets and liabilities. However, there is no guarantee that we will effectively mitigate our exposure to foreign exchange losses. Please refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of foreign currency risk.
Risks Related to Acquisitions and New Ventures
     Any future acquisitions or new ventures may expose us to operational risks.
     We may in the future make strategic acquisitions, either of other companies or selected books of business, or grow our business organically. Any future acquisitions or new ventures may expose us to operational challenges and risks, including:
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
     An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. The proposed Solvency II insurance directive is currently expected to come into force on January 1, 2013. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. Final Solvency II guidelines have been published and the Company and Talbot’s implementation plans are well underway. There can be no assurance that future legislation will not have an adverse effect on Talbot or the Company.
     Additionally, Lloyd’s worldwide insurance and reinsurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd’s generally and on Talbot.
     The future structure of U.K. financial regulation
     The U.K. Government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The Government will create a new Financial Policy Committee (FPC) within the Bank, which will look at the wider economic and financial risks to the stability of the system.
     In addition, the Financial Services Authority (FSA) will cease to exist in its current form, and the Government will create two new focused financial regulators:
     • A new Prudential Regulation Authority (PRA) will be responsible for the day-to-day supervision of financial institutions that are subject to significant prudential regulation. It will adopt a more judgment-focused approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability.

     • An independent consumer protection and markets authority (CPMA) will take a tough approach to regulating how firms conduct their business. It will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.
     The consultation on the proposed reforms closed in October 2010 and the Government will present more detailed policy and legislative proposals for further consultation early in 2011. The Government intends to introduce legislation to implement its proposals in mid-2011 and the passage of legislation is expected to take approximately one year. The new regulatory framework is anticipated to be in place by the end of 2012.
     Lloyd’s is keeping abreast of these developments and lobbying on behalf of the market when necessary. It is likely that Lloyd’s itself and managing agency businesses will come under the day-to-day supervision of the PRA in due course. We are unable to determine the impact, if any, the change in U.K. financial regulation will have on Talbot’s financial condition and results of operations.
Should Lloyd’s Council decide additional levies are required to support the central fund, this could adversely affect Talbot.
     The central fund, which is funded by annual contributions and loans from Lloyd’s members, acts as a policyholders’ protection fund to make payments where any Lloyd’s member has failed to pay, or is unable to pay, valid claims. The Lloyd’s Council may resolve to make payments from the central fund for the advancement and protection of policyholders, which could lead to additional or special contributions being payable by Lloyd’s members, including Talbot. This, in turn, could adversely affect Talbot and the Company
     Lloyd’s 1992 and prior liabilities.
     Lloyd’s currently has a number of contingent liabilities in respect of risks under certain policies allocated to 1992 or prior years of account.
     Notwithstanding the “firebreak” introduced when Lloyd’s implemented the Reconstruction and Renewal Plan in 1996 and the phase II completion which was effective June 30, 2009 which, as a result Equitas and relevant policyholders now benefit from $7.0 billion of reinsurance cover provided under this arrangement Lloyd’s members, including Talbot subsidiaries, remain indirectly exposed in a number of ways to 1992 and prior business then reinsured by Equitas, including through the application of overseas deposits and the central fund.
     The statutory transfer of 1992 and prior non-life business from Names to Equitas Insurance Limited, relieved the members and former members concerned from those liabilities under U.K. law and the law of every other state within the EEA, however, if the limit of retrocessional cover from National Indemnity Company in respect of that business proves to be insufficient and as a consequence Equitas is unable to pay the 1992 and prior liabilities in full, Lloyd’s will be liable to meet any shortfall arising in respect of certain policies. The central fund, which Lloyd’s can replenish, subject to its Bye-laws, by issuing calls on current underwriting members of Lloyd’s (which will include Talbot subsidiaries), may be applied for these purposes. Lloyd’s also has contingent liabilities under indemnities in respect of claims against certain persons.
The failure of Lloyd’s to satisfy the FSA’s annual solvency test could result in limitations on managing agents’ ability, including Talbot’s ability to underwrite or to commence legal proceedings against Lloyd’s.
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
     Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including, for example, annual subscriptions and central fund contributions for members and policy signing charges. The basis and amounts of charges may be varied by Lloyd’s and could adversely affect Talbot and the Company.
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
     If Validus Re is entitled to the benefits of the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), it would not be subject to U.S. income tax on any income protected by the Bermuda Treaty unless that income is attributable to a permanent establishment in the U.S. The Bermuda Treaty clearly applies to premium income, but may be construed as not protecting other income such as investment income. If Validus Re were found to be engaged in a trade or business in the U.S. and were entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty was found not to protect investment income, a portion of Validus Re’s investment income could be subject to U.S. tax.

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
     Related Person Insurance Income: If the related person insurance income (“RPII”) of any of the Company’s non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year, and U.S. persons were treated as owning 25% or more of the subsidiary’s stock, by vote or value, a U.S. person who directly or indirectly owns any common shares on the last day of such taxable year on which the 25% threshold is met would be required to include in income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year. The amount to be included in income is determined as if the RPII were distributed proportionately to U.S. shareholders on that date, regardless of whether that income is distributed. The amount of RPII to be included in income is limited by such shareholder’s share of the subsidiary’s current-year earnings and profits, and possibly reduced by the shareholder’s share of prior year deficits in earnings and profits. The amount of RPII earned by a subsidiary will depend on several factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met for our non-U.S. insurance subsidiaries, some of the factors that might affect that determination in any period may be beyond our control. Consequently, we cannot assure that we will not exceed the RPII threshold in any taxable year.
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
The Obama administration’s proposed budget for Fiscal Year 2012 could subject a U.S. holder of our common shares to adverse tax consequences.
     Under current U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate of 15% rather than ordinary income tax rates. The Obama administration’s proposed budget for fiscal year 2012 contains a proposal that would extend the current 0% and 15% tax rates for qualified dividends and long-term net capital gains permanently for middleclass taxpayers. The proposal would apply a 20% rate on qualified dividends that would otherwise be taxed at a 36% or 39.6% income tax rate. This is the same rate as will apply to net long-term capital gains for upper-income taxpayers under current law after 2012. This proposal would be effective for taxable years beginning after December 31, 2012. If this proposal becomes law, certain individual U.S. shareholders would no longer benefit from the current tax rate of 15% on dividend paid by us.
The Obama administration’s proposed budget for Fiscal Year 2012 could disallow a deduction for premiums paid for reinsurance.
     Insurance companies are generally allowed a deduction for premiums paid for reinsurance. The proposed budget for fiscal year 2012 contains a proposal that would deny U.S. (re)insurance companies a deduction for certain reinsurance premiums paid to affiliated foreign reinsurance companies with respect to U.S. risks insured or reinsured by the U.S. company or its U.S. affiliates. The U.S. (re)insurance company would not be allowed a deduction to the extent that the foreign reinsurers are not subject to U.S. income tax with respect to premiums received. Furthermore, the U.S. (re)insurance company would exclude both ceding commissions and any related reinsurance recoveries from income. The current proposal would only apply to policies issued in tax years beginning after December 31, 2011. Based on information currently available to us, it is uncertain whether this legislation will adversely impact us.
We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations.
     Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertaking Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 28, 2016. We could be subject to taxes in Bermuda after that date. This assurance is subject to the proviso that it is not to be construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us. We and Validus Re each pay annual Bermuda government fees; Validus Re pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government. During the 2010 Speech From the Throne, the Bermuda government noted that they would bring a bill to extend the tax protection regime to 2035.

     Our non-U.K. companies may be subject to U.K. tax.
     We intend to operate in such a manner that none of our non-U.K. companies would be resident in the U.K. for tax purposes. A company incorporated outside the U.K. will be resident in the U.K. if its business is centrally managed and controlled from the U.K.. Because the concept of central management and control is not defined in statute but derives from case law and the determination of residence is subjective, the U.K. Inland Revenue might contend successfully that one or more of our companies is resident in the U.K..
     Furthermore, we intend to operate in such a manner that none of our non-U.K. companies carry on a trade wholly or partly in the U.K.. Case law has held that whether or not a trade is being carried on is a matter of fact and emphasis is placed on where operations take place from which the profits in substance arise. This judgment is subjective, U.K. Inland Revenue might contend successfully that one or more of our non-U.K. companies, is conducting business in the U.K. Some of our companies will benefit from treaty protection. In those situations, a taxable presence is only created when the non-U.K. company trades in the U.K. through a permanent establishment.
     On July 1, 2010, the U.K. government published the Finance Bill 2010 (effective April 1, 2011), which reduced the U.K. corporate income tax rate from 28% to 27%. In addition, the government also announced its intent to continue reducing the corporate income tax rate from 27% to 24%, through a series of future legislative enactments. The effect of a change in an enacted tax law should be recognized through an adjustment to income from continuing operations in the period that legislation is enacted.
Risks Related to Laws and Regulations Applicable to Us
If we become subject to insurance statutes and regulations in addition to the statutes and regulations that currently apply to us, there could be a significant and negative impact on our business.
     We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, in limited circumstances, the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyds is subject. See “Business —Regulation —United States and Bermuda.” Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure that we will be able to do so or to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.
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
     We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and as a result will depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda law and regulations. The Insurance Act provides that our Bermuda subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2010, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $4,345.3 million and $417.4 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. The BMA’s approval is required for distributions greater than 25% of total statutory capital and surplus.
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
     As of February 16, 2011 (but without giving effect to unvested restricted shares), we had 97,944,724 common shares outstanding and 7,934,860 shares issuable upon exercise of outstanding warrants. Approximately 31,279,146 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, certain of our sponsoring shareholders and their transferees have the right to require us to register these common shares under the Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a “lock-up” agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our 2005 Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 13,126,896 of which 7,595,957 shares remain outstanding as of December 31, 2010. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.
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
     In general, and except as provided below, shareholders have one vote for each voting common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2010, there were 85,964,077 voting common shares, of which 7,814,135 voting common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.
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
     We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, Joseph E. (Jeff) Consolino, C. Jerome Dill and Conan Ward reside in Bermuda, Edward Noonan and Stuart Mercer maintain residences in both Bermuda and the United States and Rupert Atkin, Michael Carpenter and Julian Ross reside in the United Kingdom. Of our directors, Edward Noonan maintains residences in both Bermuda and the United States, Jean-Marie Nessi resides in France and the remainder reside in the United States.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company does not own any real property. The Company and its subsidiaries currently occupy office space as described below. We believe our current facilities and the leaseholds with respect thereto are sufficient for us to conduct our operations.

Legal entity	Location	Expiration date
Validus Holdings, Ltd.	Pembroke, Bermuda	August 31, 2011
Validus Re	Hamilton, Bermuda	August 31, 2011
Validus Re	Hamburg, Germany	July 1, 2011
Validus Research Inc.	Waterloo, Canada	March 31, 2015
Validus Reaseguros, Inc.	Miami, Florida, USA	April 1, 2018
Validus Services, Inc.	New York, New York, USA	November 8, 2015
Underwriting Risk Services, Inc.	New York, New York, USA	November 8, 2015
Talbot	London, England	June 22, 2019
Validus Reinsurance, Ltd.	Republic of Singapore	December 14, 2011
Talbot	Republic of Singapore	December 14, 2011
Underwriting Services (Middle East) Ltd.	Dubai, United Arab Emirates	July 31, 2012
Validus Re Chile S.A.	Santiago, Chile	May 1, 2014

Item 3. Legal Proceedings
     Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business.
Executive Officers of the Company
     The following table provides information regarding our executive officers and key employees as of February 18, 2011:

Name	Age	Position
Edward J. Noonan	52	Chairman of the Board of Directors and Chief Executive Officer of the Validus Group

Joseph E. (Jeff) Consolino	44	President and Chief Financial Officer

C.N. Rupert Atkin	52	Chief Executive Officer of the Talbot Group

Michael E.A. Carpenter	61	Chairman of the Talbot Group

C. Jerome Dill	50	Executive Vice President and General Counsel

Stuart W. Mercer	51	Executive Vice President

Jonathan P. Ritz	43	Executive Vice President, Business Operations

Julian G. Ross	45	Executive Vice President and Chief Risk Officer

Conan M. Ward	43	Executive Vice President and Chief Executive Officer of the Validus Reinsurance Group
     Edward J. Noonan has been chairman of our Board and the chief executive officer of the Company since its formation. Mr. Noonan has 30 years of experience in the insurance and reinsurance industry, serving most recently as the acting chief executive officer of United America Indemnity Ltd. (Nasdaq: INDM) from February 2005 through October 2005 and as a member of the Board of Directors from December 2003 to May 2007. Mr. Noonan served as president and chief executive officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Mr. Noonan is also a director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.
     Joseph E. (Jeff) Consolino was appointed President of the Company on November 15, 2010 and continues to serve as the Company’s Chief Financial Officer, a position that he has held since March 2006. Prior to joining the Company, Mr. Consolino served as a managing director in Merrill Lynch’s investment banking division. He serves as a Director of National Interstate Corporation, a property and casualty company based in Ohio and of AmWINS Group, Inc., a wholesale insurance broker based in North Carolina.
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
     Stuart W. Mercer has been executive vice president of the Company since its formation. Mr. Mercer has over 20 years of experience in the financial industry focusing on structured derivatives, energy finance and reinsurance. Previously, Mr. Mercer was a senior advisor to DTE Energy Trading.
     Jonathan P. Ritz serves as Executive Vice President, Business Operations of the Company. Mr. Ritz has over 20 years of experience in the (re)insurance and brokerage industries. Most recently, Mr. Ritz served as chief operating officer of IFG Companies – Burlington Insurance Group. Prior to IFG, Mr. Ritz served as chief operating officer of the specialty lines division of ICAT Holdings LLC. From 2007 to 2008, Mr. Ritz was a managing director at Guy Carpenter and from 1997 to 2007 he held various positions with United America Insurance Group including chief operating officer and senior vice president of ceded reinsurance.
     Julian G. Ross has been the chief risk officer of the Company since January 2010. Mr. Ross joined the Talbot group in June 1997 as the Group Actuary. He qualified as a Fellow of the Institute of Actuaries in 1993 having graduated from Merton College, Oxford, with a MA (Oxon) in mathematics in 1998. At Talbot, Julian has responsibility to the Board for the Risk team, which includes risk management, exposure management and capital modeling. Outside of Talbot, Julian was the Chairman of the Lloyd’s Market Association Committee of Actuaries in the Lloyd’s Market for 2006/2007, having previously been the Deputy Chairman for 2005/2006, and before that a member since 1997. He was also a member of the Lloyd’s Market Association Finance Committee for 2006/2007.
     Conan M. Ward has been chief executive officer of Validus Reinsurance, Ltd. since July of 2009. Prior to that time, Mr. Ward served as executive vice president and chief underwriting officer of the Company since January 2006. Mr. Ward has over 16 years of insurance industry experience. Mr. Ward was executive vice president of the Global Reinsurance division of Axis Capital Holdings, Ltd. from November 2001 until November 2005, where he oversaw the division’s worldwide property catastrophe, property per risk, property pro rata portfolios. He is one of the founders of Axis Specialty, Ltd and was a member of the operating board and senior management committee of Axis Capital. From July 2000 to November 2001, Mr. Ward was a senior vice president at Guy Carpenter & Co.
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

	High	Low
2010:
1st Quarter	$27.99	$25.64
2nd Quarter	$27.42	$23.14
3rd Quarter	$26.78	$24.45
4th Quarter	$30.66	$26.64

	High	Low
2009:
1st Quarter	$26.30	$21.25
2nd Quarter	$24.55	$20.93
3rd Quarter	$25.94	$21.17
4th Quarter	$27.24	$24.81
     There were approximately 70 record holders of our common shares as of December 31, 2010. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
Performance Graph
     Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the period from the Company’s IPO on July 25, 2007, through December 31, 2010 as compared to the cumulative total return of the S&P 500 Stock Index and the cumulative total return of an index of the Company’s peer group. The peer group index is comprised of the following companies*: Allied World Assurance Company Holdings, AG., Arch Capital Group Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Reinsurance Holdings SA, Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd., and Transatlantic Holdings, Inc.

Dividend Policy
     On February 9, 2011, the Company announced that its Board of Directors had increased the Company’s annual dividend by 13.6% from $0.88 to $1.00 per common share and per common share equivalent for which each outstanding warrant is exercisable. The first quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent is payable on March 31, 2011 to holders of record on March 15, 2011.
     On February 17, 2010, the Company announced that its Board of Directors had increased the Company’s annual dividend by 10% from $0.80 to $0.88 per common share and per common share equivalent for which each outstanding warrant is exercisable. During 2010, the Company paid quarterly cash dividends of $0.22 per each common share and $0.22 per common share equivalent, for which each outstanding warrant is exercisable, on March 31, June 30, September 30 and December 31 to holders of record on March 15, June 15, September 15 and December 15, 2010, respectively. The timing and amount of any future cash dividends, however, will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant.
     We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Validus Re and Talbot to pay dividends to us. Each of the subsidiaries is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. The Insurance Act provides that these subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiary to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2010, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $4,345.3 million and $417.4 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. The BMA’s approval is required for distributions greater than 25% of total statutory capital and surplus.
     Talbot manages Syndicate 1183 (the “Syndicate”) at Lloyd’s. Lloyd’s requires Talbot to hold cash and investments in trust for the benefit of policyholders either as Syndicate trust funds or as Funds at Lloyd’s (“FAL”). Talbot may not distribute funds from the Syndicate into its corporate member’s trust accounts unless, firstly, they are represented by audited profits and, secondly, the Syndicate has adequate future cash flow to service its policyholders. Talbot’s corporate member may not distribute funds to Talbot’s unregulated bank or investment accounts unless they are represented by a surplus of cash and investments over the FAL requirement. Additionally, U.K. company law prohibits Talbot’s corporate name from declaring a dividend to the Company unless it has “profits available for distribution”. The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws do not impose statutory restrictions on a corporate name’s ability to declare a dividend, the U.K. Financial Services Authority’s (“FSA”) rules require maintenance of each insurance company’s solvency margin within its jurisdiction.
     In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries. On September 9, 2009, A.M. Best affirmed our financial strength rating of A- (Excellent) with a stable outlook. See “Business —Regulation —Bermuda,” “Risk Factors —Risks Related to Ownership of Our Common Shares —Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot,” “Risk Factors —Risks Related to Our Company —We depend on ratings by A.M. Best Company. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares.”
Share Repurchase Program
     In November 2009, the Board of Directors of the Company authorized an initial $400.0 million share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750.0 million to shareholders. This amount was in addition to, and in excess of, the $135.5 million of common shares purchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300.0 million in common shares. On November 4, 2010, the Company announced that its Board of Directors had approved share repurchase transactions aggregating $300.0 million. These repurchases were effected by a tender offer which the Company commenced on Monday November 8, 2010, for up to 7,945,400 of its common shares at a price of $30.00 per share. In addition, the Company entered into separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital, LLC and Vestar Capital Partners to purchase 2,054,600 common shares in the aggregate at the same price per share as the tender offer, for an aggregate purchase price of approximately $61.6 million, subject to completion of the tender offer. The tender offer and share repurchases were part of the Company’s ongoing program to return capital to shareholders through share repurchases or other means. As a result of these transactions, the Company repurchased an aggregate of 10.0 million common shares. This amount was in addition to the $929.2 million of common shares purchased by the Company through December 23, 2010 under its previously authorized share repurchase program. On December 20, 2010, the Board of Directors authorized the Company to return up to $400.0 million to shareholders.
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

	As at December 31,	Share Repurchase Activity by Quarter
Effect of share repurchases:	2009 (cumulative)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Aggregate purchase price (a)	$84,243	$128,278	$316,084	$62,443	$350,122
Shares repurchased	3,156,871	4,826,600	12,615,123	2,471,673	11,766,618
Average price (a)	$26.69	$26.58	$25.06	$25.26	$29.76
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (b)		$0.10	$0.66	$1.00	$1.41
Diluted EPS — Quarter (c)		$—	$0.07	$0.30	$0.15

		Share Repurchase Activity Post Year End
	As at December 31,			As at February 9,	Cumulative to Date
Effect of share repurchases:	2010 (cumulative)	January 31, 2011	February 9, 2011	2011	Effect
Aggregate purchase price (a)	$941,170	$6,000	$—	$6,000	$947,170
Shares repurchased	34,836,885	195,100	—	195,100	35,031,985
Average price (a)	$27.02	$30.75	$—	$30.75	$27.04

(a)	Share transactions are on a trade date basis through February 9, 2011 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	As the average price per share repurchased during the periods 2009 and 2010 was lower than the book value per common share, the repurchase of shares increased the ending book value per share.

(c)	The estimated impact on diluted earnings per share was calculated by comparing reported results versus i) net income per share plus an estimate of lost net investment income on the cumulative share repurchases divided by ii) weighted average diluted shares outstanding excluding the weighted average impact of cumulative share repurchases. The impact of cumulative share repurchases was accretive to diluted earnings per share.
     Share repurchases includes repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.
Item 6. Selected Financial Data
     The summary consolidated statement of operations data for the years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007 and December 31, 2006 and the summary consolidated balance sheet data as of December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007 and December 31, 2006 are derived from our audited consolidated financial statements. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot and IPC on July 2, 2007 and September 4, 2009, respectively. Talbot is included in the Company’s consolidated results only for the six months ended December 31, 2007 and subsequent fiscal year ends. Talbot is not included in consolidated results for the year ended December 31, 2006. IPC is included in the Company’s consolidated results only for the four months ended December 31, 2009. IPC is not included in consolidated results for the years ended December 31, 2006, December 31, 2007, and December 31, 2008.
     You should read the following summary consolidated financial information together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share amounts)
Revenues
Gross premiums written	$1,990,566	$1,621,241	$1,362,484	$988,637	$540,789
Reinsurance premiums ceded	(229,482)	(232,883)	(124,160)	(70,210)	(63,696)

Net premiums written	1,761,084	1,388,358	1,238,324	918,427	477,093
Change in unearned premiums	39	61,219	18,194	(60,348)	(170,579)

Net premiums earned	1,761,123	1,449,577	1,256,518	858,079	306,514
Gain on bargain purchase, net of espenses(a)	—	287,099	—	—	—
Net investment income	134,103	118,773	139,528	112,324	58,021
Realized gain on repurchase of debentures	—	4,444	8,752	—	—
Net realized (losses) gains on investments	32,498	(11,543)	(1,591)	1,608	(1,102)

Net unrealized gains (losses) on investments(b)	45,952	84,796	(79,707)	12,364	—
Other income	5,219	4,634	5,264	3,301	—
Foreign exchange (losses) gains	1,351	(674)	(49,397)	6,696	2,157

Total revenues	1,980,246	1,937,106	1,279,367	994,372	365,590

Expenses
Losses and loss expenses	987,586	523,757	772,154	283,993	91,323
Policy acquisition costs	292,899	262,966	234,951	134,277	36,072
General and administrative expenses(c)	209,290	185,568	123,948	100,765	38,354
Share compensation expenses	28,911	27,037	27,097	16,189	7,878
Finance expenses	55,870	44,130	57,318	51,754	8,789
Fair value of warrants issued	—	—	—	2,893	77

Total expenses	1,574,556	1,043,458	1,215,468	589,871	182,493

Net income (loss) before taxes	405,690	893,648	63,899	404,501	183,097
Tax benefit (expense)	(3,126)	3,759	(10,788)	(1,505)	—

Net income (loss)	402,564	897,407	53,111	402,996	183,097

Comprehensive income

Unrealized (losses) gains arising during the period(b)	—	—	—	—	(332)
Foreign currency translation adjustments	(604)	3,007	(7,809)	(49)	—
Adjustment for reclassification of gains (losses) realized in income	—	—	—	—	1,102

Comprehensive income (loss)	$401,960	$900,414	$45,302	$402,947	$183,867

Earnings per share(d)

Weighted average number of common shares and common share equivalents outstanding
Basic	116,018,364	93,697,194	74,677,903	65,068,093	58,477,130
Diluted	120,630,945	97,168,409	75,819,413	67,786,673	58,874,567
Basic earnings per share	$3.41	$9.51	$0.62	$6.19	$3.13

Diluted earnings per share	$3.34	$9.24	$0.61	$5.95	$3.11

Cash dividends declared per share	$0.88	$0.80	$0.80	$—	$—

Selected financial ratios
Losses and loss expenses (e)	56.1%	36.1%	61.5%	33.1%	29.8%
Policy acquisition cost (f)	16.6%	18.1%	18.7%	15.6%	11.8%
General and administrative expense (g)	13.5%	14.7%	12.0%	13.3%	15.1%

Expense ratio(h)	30.1%	32.8%	30.7%	28.9%	26.9%

Combined ratio(i)	86.2%	68.9%	92.2%	62.0%	56.7%

Return on average equity(j)	10.8%	31.8%	2.7%	26.9%	17.0%

     The following table sets forth summarized balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006:

	As at December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share amounts)
Summary Balance Sheet Data:
Investments at fair value	$5,118,859	$5,388,759	$2,831,537	$2,662,021	$1,376,387
Cash and cash equivalents	620,740	387,585	449,848	444,698	63,643
Total assets	7,060,878	7,019,140	4,322,480	4,144,224	1,646,423
Reserve for losses and loss expenses	2,035,973	1,622,134	1,305,303	926,117	77,363
Unearned premiums	728,516	724,104	539,450	557,344	178,824
Senior notes payable	246,874	—	—	—	—
Junior Subordinated Deferrable Debentures	289,800	289,800	304,300	350,000	150,000
Total shareholders’ equity	3,504,831	4,031,120	1,978,734	1,934,800	1,192,523
Book value per common share(k)	35.76	31.38	25.64	26.08	20.39
Diluted book value per common share(l)	32.98	29.68	23.78	24.00	19.73

(a)	The gain on bargain purchase, net of expenses, arises from the acquisition of IPC Holdings, Ltd. on September 4, 2009 and is net of transaction related expenses.

(b)	During the first quarter of 2007, the Company adopted authoritative guidance on “Fair Value Measurements and Disclosures” and “Financial Instruments” and elected the fair value option on all securities previously accounted for as available-for-sale. Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000, previously included in accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and has no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company’s investments were accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such all unrealized gains and losses are included in net income.

(c)	General and administrative expenses for the years ended December 31, 2007 and 2006 include $4,000,000 and $1,000,000 respectively, related to our Advisory Agreement with Aquiline. Our Advisory Agreement with Aquiline terminated upon completion of our IPO, in connection with which the Company recorded general and administrative expense of $3,000,000 in the third quarter of the year ended December 31, 2007.

(d)	U.S. GAAP fair value recognition provisions for “Stock Compensation” require that any unrecognized stock-based compensation expense that will be recorded in future periods be included as proceeds for purposes of treasury stock repurchases, which is applied against the unvested restricted shares balance. On March 1, 2007, we effected a 1.75 for one reverse stock split of our outstanding common shares. The stock split does not affect our financial statements other than to the extent it decreases the number of outstanding shares and correspondingly increases per share information for all periods presented. The share consolidation has been reflected retroactively in these financial statements.

(e)	The loss and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(f)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(g)	The general and administrative expense ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned. The general and administrative expense ratio for the year ended December 31, 2007 is calculated by dividing the total of general and administrative expenses plus share compensation expenses less the $3,000,000 Aquiline termination fee by net premiums earned.

(h)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(i)	The combined ratio is calculated by combining the loss ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(j)	Return on average equity is calculated by dividing the net income for the period by the average shareholders’ equity during the period. Quarterly average shareholders’ equity is the annualized average of the beginning and ending shareholders’ equity balances. Annual average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.

(k)	Book value per common share is defined as total shareholders’ equity divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(l)	Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended December 31, 2010 and 2009 and for years ended December 31, 2010, 2009 and 2008 and the Company’s consolidated financial condition, liquidity and capital resources at December 31, 2010 and 2009. The Company completed the acquisition of IPC on September 4, 2009. IPC is included in the Company’s consolidated results only for the four months ended December 31, 2009. This discussion and analysis pertains to the results of the Company inclusive of IPC from the date of acquisition. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included elsewhere within this filing.
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
Executive Overview
     The Company underwrites from two distinct global operating subsidiaries, Validus Re and Talbot. Validus Re, the Company’s principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis and incorporates historical IPC business. Talbot, the Company’s principal insurance operating subsidiary, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) which writes short-tail insurance products on a worldwide basis and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yachts and onshore energy business on behalf of the Talbot syndicate and others.
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

     Written premiums are a function of the number and type of contracts written and the prevailing market prices. Renewal dates for reinsurance business tend to be concentrated at the beginning of quarters, with the timing of premiums written varying by line of business. Most property catastrophe business incepts January 1, April 1, June 1 and July 1 with an annual policy, while most insurance and specialty lines renewals are more evenly spread throughout the year. Written premiums are generally highest in the first quarter and lowest during the fourth quarter of the year. Gross premiums written for pro rata programs are initially recorded as estimates and are then adjusted as actual results become known. Pro rata reinsurance is a type of reinsurance whereby the reinsurer indemnifies the policyholder against a predetermined portion of losses in return for a proportional share of the direct premiums. Premiums are then generally earned over a 24 month period and paid in monthly or quarterly installments.
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
     Specialty: The Company underwrites other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health and workers’ compensation catastrophe. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, Validus Re’s other specialty lines are primarily written on an excess of loss basis. Talbot underwrites war, political risks, political violence, financial institutions, contingency, accident and health, and aviation. Most of the Talbot specialty business is written on a direct or facultative basis or through a binding authority or coverholder.
     Income from the Company’s investment portfolio primarily comprises interest income on fixed maturity investments net of investment expenses and net realized/unrealized gains/losses on investments. A significant portion of the Company’s contracts provide short-tail coverage for damages resulting mainly from natural and man-made catastrophes, which means that the Company could become liable for a significant amount of losses on short notice. Accordingly, the Company has structured its investment portfolio to preserve capital and maintain a high level of liquidity, which means that the large majority of the Company’s investment portfolio consists of short-term fixed maturity investments. The Company’s fixed income investments are classified as trading. Under U.S. GAAP, these securities are carried at fair value, and unrealized gains and losses are included in net income in the Company’s consolidated statements of operations and comprehensive income.
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
     Since most of the lines of business underwritten have large aggregate exposures to natural and man-made catastrophes, the Company expects that claims experience will often be the result of irregular and significant events. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could potentially have a material adverse effect on, the Company’s financial condition, results of operations, and ability to write new business. The business written by Talbot helps to mitigate these risks by providing us with significant benefits in terms of product line and geographic diversification.
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
     General and administrative expenses are generally comprised of expenses which do not vary with the amount of premiums written or losses incurred. Applicable expenses include salaries and benefits, professional fees, office expenses, risk management, and stock compensation expenses. Stock compensation expenses include costs related to the Company’s long-term incentive plan, under which restricted stock are granted to certain employees.
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
     The January 2010 renewal period saw business being withdrawn from the market, notably catastrophe excess of loss, resulting in the Company writing less business in these lines and reducing the Company’s aggregate loss exposure. Despite the elevated level of catastrophe activity during the first quarter of 2010, principally the Chilean earthquake which stands among the most costly industry losses in history outside of the United States, the Company continued to see increased competition and decreased premium rates in most classes of business. During the year ended December 31, 2010, Validus Re experienced rate decreases in most classes of business with the exception of offshore energy and Latin America. The Talbot segment also experienced pricing pressure in most classes of business, the exceptions being the offshore energy, financial institutions and political risk lines. These lines experienced favorable renewal terms and conditions following recent losses.
     Claims activity during the three months ended December 31, 2010 remained relatively benign, though the Queensland floods in Australia remain a potentially significant market event, as rain continued to hit Queensland with flood waters still rising. The business written in the three months ended December 31, 2010 saw a similar pattern with pricing pressure across much of the Talbot sector, the exception being the Offshore Energy account and the Energy Liability account that saw rises following the Deepwater Horizon event in the Gulf of Mexico.
     During the January 2011 renewal season, the Validus Re segment underwrote $525.3 million in gross premiums written, a decrease of 8.5% from the prior period. This renewal data does not include Talbot’s operations as its business is distributed relatively evenly throughout the year.
     During the January 2011 renewal season, Validus Re increased gross premiums written on the U.S. Cat XOL lines and decreased gross premiums written in the proportional lines. In addition, Validus Re decreased gross premiums written in the International Property lines as market conditions dictated. In the aftermath of 2010’s Deepwater Horizon loss, Validus Re saw additional opportunities and rate increases in the marine lines. Within the specialty lines, Validus Re increased gross premiums written in the terrorism lines among other sub-classes.
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

	Three Months Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Annualized return on average equity	11.3%	16.6%	7.7%	10.8%	31.8%	2.7%

     The decrease in annualized return on average equity were driven primarily by a decrease in net income for the three months and year ended December 31, 2010. Net income for the three months ended December 31, 2010 decreased by $63.1 million, or 38.1% compared to the three months ended December 31, 2009 due primarily to realized and unrealized losses on fixed income securities caused by rising interest rates. Net income for the year ended December 31, 2010 decreased by $494.8 million, or 55.1% compared to the year ended December 31, 2009 due primarily to the gain on bargain purchase of IPC in 2009 and increased notable losses for the year ended December 31, 2010.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $3.30, or 11.1%, from $29.68 at December 31, 2009 to $32.98 at December 31, 2010. The increase was substantially due to earnings generated in the year ended December 31, 2010, partially offset by dividend payments totaling $0.88 per share and per share equivalent in the period. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.22 per common share and common share equivalent in each of the four quarters of 2010. On February 9, 2011, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on March 31, 2011 to holders of record on March 15, 2011.
     Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended December 31, 2010 and 2009 was $139.7 million and $153.6 million, respectively. Underwriting income for the year ended December 31, 2010 and 2009 was $242.4 million and $450.2 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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
     Reserve for Losses and Loss Expenses. For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability incurred for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR reserves”). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. During 2010, given the complexity and severity of notable loss events in the year, an explicit reserve for development on 2010 notable loss events was included within the Company’s IBNR reserving process. As uncertainties surrounding initial notable loss events develop, it is expected that the reserve will be allocated to specific notable loss events.
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
     In the insurance business, for risks that the Company leads, the Company receives from brokers details of potential claims, on the basis of which the Company’s loss adjusters make estimates of the likely ultimate outcome of the claims. In determining these reserves, the Company takes into account a number of factors including the facts and circumstances of the individual claim, the nature of the coverage and historical information about its experience on similar types of claims. For insurance business where another company is the lead, the case reserves are established by the lead underwriter and validated centrally by the Lloyd’s market claims bureau, with a sample reviewed by the Company. The sum of the individual claim estimates for lead and follow business constitutes the case reserves.
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
     The Company also writes longer tail insurance lines of business, predominantly financial institutions ($39.6 million of gross premiums written on a claims made basis) and marine and energy liabilities ($41.9 million of gross premiums substantially written on a losses occurring basis) for the year ended December 31, 2010. These longer tail lines represent 8.3% of Talbot’s gross premiums written for the year ended December 31, 2010. For marine and energy liability, the time from the occurrence of a claim to its first report to the Company can be years. For both marine and energy liability and financial institutions, the subsequent time between reporting of a claim and its settlement can be years. In these intervening periods between occurrence, reporting and settlement, additional facts regarding individual claims and trends often will become known and current laws and case law may change, affecting the ultimate value of the claim.
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
     For the Company’s reinsurance business, especially that written by Validus Re where the Company relies more heavily on information provided by clients in order to assist it in estimating reserves, the Company performs certain processes in order to help assess the completeness and accuracy of such information as follows:
1. In addition to information received from clients on reported claims, the Company also uses information on the patterns of client loss reporting and loss settlements from previous events in order to estimate the Company’s ultimate liability related to these events;
2. The Company uses reinsurance industry information in order to perform consistency checks on the data provided by ceding companies and to identify trends in loss reporting and settlement activity. Where it deems appropriate, the Company incorporates such information in establishing reinsurance reserves; and
3. For both insurance and reinsurance business, the Company supplements the loss information received from clients with loss estimates developed by market share techniques and third party catastrophe models when such information is available.
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
     The Company’s three lines of business, property, marine and specialty, are exposed to event-related risks that are generally reported and paid within three years of the event except for financial institutions and energy and marine liability. The Company estimates that 83.6% of its current reserves will be paid within three years. The Company writes longer tail business in its financial institutions marine and energy liabilities lines. Factors contributing to uncertainty in reserving for these lines include longer duration of loss development patterns, difficulty applying older loss experience to newer years, and the possibility of future litigation. The Company considers these factors when reserving for longer tail lines.
     As described above, for all lines of business, the Company’s reserve for losses and loss adjustment expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, additional case reserves (ACR), and (3) IBNR reserves. For both Talbot and Validus Re, IBNR is established separately for large or catastrophe losses and smaller “attritional” losses. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:
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
     3. IBNR reserves:

     a. Large or catastrophe events — IBNR reserves are established for all lines based on the each segment’s estimates for known loss events for which not all claims have been reported to the Company. In establishing such IBNR reserves, the Company accumulates loss information from modeling agencies, where possible, publicly available sources and information contained in client reports and estimates. The loss information is applied to the Company’s book of in-force contracts to establish an estimate of the Company’s ultimate exposure to the loss event. For some large loss events, the Company estimates an ultimate loss expectation for the individual event. Paid losses, case reserves and any additional case reserves are deducted from the ultimate loss to ascertain the IBNR estimate for individual large claims or catastrophe events. The size of event for which the Company establishes a separate ultimate loss estimate may vary based on an assessment of the materiality of the event, as well as on other factors. During 2010, given the complexity and severity of notable loss events in the year, an explicit reserve for development on 2010 notable loss events was included within the Company’s IBNR reserving process. As uncertainties surrounding initial notable loss events develop, it is expected that the reserve will be allocated to specific notable loss events.
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
     The Company’s reserving methodology was not changed materially in the year ended December 31, 2010 from the methodology used in the year ended December 31, 2009 for either Validus Re or Talbot. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2010 were $2,036.0 million and $283.1 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2010.

	As at December 31, 2010
			Total Gross
			Reserve for
	Gross Case	Gross	Losses and
(Dollars in thousands)	Reserves	IBNR	Loss Expenses
Validus Re	$523,388	$474,777	$998,165
Talbot	601,760	589,788	1,191,548
Eliminations	(89,267)	(64,473)	(153,740)

Total	$1,035,881	$1,000,092	$2,035,973

     Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2009 were $1,622.1 and $181.8 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2009.

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
     Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results, financial condition and liquidity. Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2010 is $1,752.8 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2010 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.
Net reserve for losses and loss expenses at December 31, 2010 — Sensitivity to loss emergence patterns

Reserve for losses and loss
Change in assumption	expenses
(Dollars in thousands)
Six month acceleration	$1,489,435
Three month acceleration	1,599,119
No change (selected)	1,752,839
Three month deceleration	1,932,189
Six month deceleration	2,190,845

Net reserve for losses and loss expenses at December 31, 2010 — Sensitivity to expected loss expenses

Reserve for losses and loss
Change in assumption	expenses
(Dollars in thousands)
10% favorable	$1,670,181
5% favorable	1,707,336
No change (selected)	1,752,839
5% unfavorable	1,798,342
10% unfavorable	1,835,497
     The most significant variance in the above scenarios, six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $438.0 million.
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
     For business written on a facultative basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by any facility; historical premium volume of similar facilities; the estimates provided by the broker; and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums. In the year ended December 31, 2010, premiums written on a facultative basis accounted for approximately $337.8 million of total gross premiums written at Talbot.
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

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	Gross	Gross	Gross	Gross	Gross	Gross
	Written	Written	Written	Written	Written	Written
(Dollars in thousands)	Premiums	Premiums (%)	Premiums	Premiums (%)	Premiums	Premiums (%)
Proportional	$260,149	13.1%	$180,752	11.1%	$179,530	13.2%
Non-proportional	1,730,417	86.9%	1,440,489	88.9%	1,182,954	86.8%

Total	$1,990,566	100.0%	$1,621,241	100.0%	$1,362,484	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.
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
     Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2010 no provision for doubtful accounts is necessary for receivables from cedants.
     Reinsurance Premiums Ceded and Reinsurance Recoverables. As discussed in Item 1 “Business – Risk Management,” the Company primarily uses ceded reinsurance for risk mitigation purposes. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage.
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
     Reinsurance receivable and reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a reserve for non-recoverability. As at December 31, 2010, reinsurance recoverable balances were $283.1 million and paid losses recoverable balances were $28.0 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.
     Our ceded unpaid losses and loss expense consists of two elements, those for reported losses and those for losses incurred but not reported (“IBNR”). Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see “Reserve for Losses and Loss Expenses”). As at December 31, 2010, ceded IBNR recoverable balances were $146.5 million.
     Although our reinsurance receivable and reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, we use judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2010, we had a provision for non-recoverability of $5.7 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.
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
     At December 31, 2010, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
     Investment Valuation. Consistent with U.S. GAAP, the Company recognizes fixed maturity and short-term investments at their fair value in the consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (“Level 1”) and unobservable inputs being the lowest level (“Level 3”). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs. All of the Company’s fixed maturity and short-term investment fair value measurements have either quoted market prices or other observable inputs.
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
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s November 30, 2010 NAV was used as a partial basis for fair value measurement in the Company’s December 31, 2010 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primarily market approach estimated NAV that incorporates relevant valuation sources on a timelier basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. These variances are recorded in the following reporting period. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket of $12.9 million at December 31, 2010. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable
     Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company’s fixed maturity and short-term investments.
Segment Reporting
     Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot. For segmental reporting purposes, the results of IPC’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.
Results of Operations
     The Company commenced operations on December 16, 2005. On September 4, 2009, the Company acquired all of the outstanding shares of IPC. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.

The following table presents results of operations for the three and twelve months ended December 31, 2010 and 2009:

	Three Months Ended December		Year Ended December 31,
	31,				Pro Forma 2009
(Dollars in thousands)	2010	2009	2010	2009 (a)	(c)	2008
Gross premiums written	$258,731	$255,289	$1,990,566	$1,621,241	2,008,578	$1,362,484
Reinsurance premiums ceded	(35,376)	(30,393)	(229,482)	(232,883)	(239,412)	(124,160)

Net premiums written	223,355	224,896	1,761,084	1,388,358	1,769,166	1,238,324
Change in unearned premiums	209,456	203,005	39	61,219	(57,338)	18,194

Net premiums earned	432,811	427,901	1,761,123	1,449,577	1,711,828	1,256,518

Losses and loss expenses	155,225	133,020	987,586	523,757	556,550	772,154
Policy acquisition costs	75,523	72,843	292,899	262,966	289,600	234,951
General and administrative expenses	54,511	60,253	209,290	185,568	209,510	123,948
Share compensation expenses	7,871	8,189	28,911	27,037	33,751	27,097

Total underwriting deductions	293,130	274,305	1,518,686	999,328	1,089,411	1,158,150

Underwriting income (b)	139,681	153,596	242,437	450,249	622,417	98,368

Net investment income	30,962	35,506	134,103	118,773	163,944	139,528
Other income	552	1,759	5,219	4,634	4,603	5,264
Finance expenses	(13,786)	(14,398)	(55,870)	(44,130)	(44,513)	(57,318)

Operating income before taxes (b)	157,409	176,463	325,889	529,526	746,451	185,842
Tax (expense) benefit	(1,058)	458	(3,126)	3,759	3,759	(10,788)

Net operating income (b)	156,351	176,921	322,763	533,285	750,210	175,054

Gain on bargain purchase, net of expenses	—	—	—	287,099	—	—
Realized gain on repurchase of debentures	—	4,444	—	4,444	4,444	8,752
Net realized (losses) gains on investments	(14,399)	9,099	32,498	(11,543)	(4,717)	(1,591)
Net unrealized (losses) gains on investments	(42,689)	(25,043)	45,952	84,796	189,789	(79,707)
Foreign exchange gains (losses)	3,424	338	1,351	(674)	4,294	(49,397)

Net income	$102,687	$165,759	$402,564	$897,407	944,020	$53,111

Selected ratios:
Net premiums written / Gross premiums written	86.3%	88.1%	88.5%	85.6%	88.1%	90.9%

Losses and loss expenses	35.9%	31.1%	56.1%	36.1%	32.5%	61.5%
Policy acquisition costs	17.4%	17.0%	16.6%	18.1%	16.9%	18.7%
General and administrative expenses (d)	14.4%	16.0%	13.5%	14.7%	14.2%	12.0%

Expense ratio	31.8%	33.0%	30.1%	32.8%	31.1%	30.7%

Combined ratio	67.7%	64.1%	86.2%	68.9%	63.6%	92.2%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of these measures to the most comparable U.S. GAAP financial measure, are presented in the section below entitled “Underwriting Income.”

(c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

(d)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended December		Year Ended December 31, 2010
	31,				Pro Forma 2009
(Dollars in thousands)	2010	2009	2010	2009 (a)	(c)	2008
Validus Re
Gross premiums written	$33,986	$33,694	$1,101,239	$768,084	$1,155,421	$687,771
Reinsurance premiums ceded	(399)	(652)	(63,147)	(95,446)	(101,975)	(62,933)

Net premiums written	33,587	33,042	1,038,092	672,638	1,053,446	624,838
Change in unearned premiums	212,737	224,596	13,108	122,912	4,305	28,693

Net premiums earned	246,324	257,638	1,051,200	795,550	1,057,751	653,531

Losses and loss expenses	49,799	44,134	601,610	186,704	219,497	420,645
Policy acquisition costs	39,299	37,088	160,599	127,433	154,127	100,243
General and administrative expenses	12,659	19,782	45,617	65,710	89,652	34,607
Share compensation expenses	1,934	2,590	7,181	7,576	14,290	6,829

Total underwriting deductions	103,691	103,594	815,007	387,423	477,566	562,324

Underwriting income (b)	142,633	154,044	236,193	408,127	580,185	91,207

Talbot
Gross premiums written	$238,100	$229,548	$981,073	$919,906	$919,906	$708,996
Reinsurance premiums ceded	(48,332)	(37,694)	(258,081)	(204,186)	(204,186)	(95,510)

Net premiums written	189,768	191,854	722,992	715,720	715,720	613,486
Change in unearned premiums	(3,281)	(21,591)	(13,069)	(61,693)	(61,693)	(10,499)

Net premiums earned	186,487	170,263	709,923	654,027	654,027	602,987

Losses and loss expenses	105,426	88,886	385,976	337,053	337,053	351,509
Policy acquisition costs	37,726	37,555	143,769	139,932	139,932	135,017
General and administrative expenses	30,334	30,787	114,043	96,352	96,352	71,443
Share compensation expenses	2,142	1,367	6,923	7,171	7,171	4,702

Total underwriting deductions	175,628	158,595	650,711	580,508	580,508	562,671

Underwriting income (b)	10,859	11,668	59,212	73,519	73,519	40,316

Corporate & Eliminations
Gross premiums written	$(13,355)	$(7,953)	$(91,746)	$(66,749)	$(66,749)	$(34,283)
Reinsurance premiums ceded	13,355	7,953	91,746	66,749	66,749	34,283

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—

Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(1,502)	(1,800)	(11,469)	(4,399)	(4,399)	(309)
General and administrative expenses	11,518	9,684	49,630	23,506	23,506	17,898
Share compensation expenses	3,795	4,232	14,807	12,290	12,290	15,566

Total underwriting deductions	13,811	12,116	52,968	31,397	31,397	33,155

Underwriting (loss) (b)	(13,811)	(12,116)	(52,968)	(31,397)	(31,397)	(33,155)

Total underwriting income (b)	$139,681	$153,596	$242,437	$450,249	$622,307	$98,368

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

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

(c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

Three Months Ended December 31, 2010 compared to Three Months Ended December 31, 2009
     Net income for the three months ended December 31, 2010 was $102.7 million compared to net income of $165.8 million for the three months ended December 31, 2009, a decrease of $63.1 million or 38.1%. The primary factors driving the decrease in net income were:
•	Increase in net realized and unrealized losses on investments of $23.5 million and $17.6 million, respectively;
•	Decrease in underwriting income of $13.9 million due primarily to a $22.2 million increase in losses and loss expenses, partially offset by an increase in net premiums earned of $4.9 million and a $6.1 million decrease in general and administrative expenses and share compensation expenses; and
•	Decrease in net investment income of $4.5 million.
The above items were partially offset by the following factor:
•	A favorable movement in foreign exchange of $3.1 million.
The change in net income for the three months ended December 31, 2010 of $63.1 million as compared to the three months ended December 31, 2009 is described in the following table:

	Three Months Ended December 31, 2010
	Increase (Decrease) Over the Three Months Ended December 31,
	2009
			Corporate and
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total (a)
Notable losses — net loss and loss expenses (a)	$(22,572)	$(23,469)	$—	$(46,041)
Notable losses — net reinstatement premiums (a)	1,901	(3,813)	—	(1,912)
Other underwriting income (loss)	9,260	26,473	(1,695)	34,038

Underwriting income (loss) (b)	(11,411)	(809)	(1,695)	(13,915)
Net investment income	(3,858)	(196)	(490)	(4,544)
Other income	(1,350)	1,667	(1,524)	(1,207)
Finance expenses	(1,025)	7,037	(5,400)	612

	(17,644)	7,699	(9,109)	(19,054)
Taxes	66	(1,489)	(93)	(1,516)

	(17,578)	6,210	(9,202)	(20,570)

Realized gain on repurchase of debentures	—	—	(4,444)	(4,444)
Net realized gains on investments	(25,656)	2,158	—	(23,498)
Net unrealized (losses) on investments	(7,637)	(10,009)	—	(17,646)
Net foreign exchange gains	2,667	235	184	3,086

Net income (loss)	$(48,204)	$(1,406)	$(13,462)	$(63,072)

(a)	Notable losses for the three months ended December 31, 2010 include: the Queensland floods, a political violence loss, satellite failure and financial institutions loss. Excludes the reserve for potential development on 2010 notable loss events.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written
     Gross premiums written for the three months ended December 31, 2010 were $258.7 million compared to $255.3 million for the three months ended December 31, 2009, an increase of $3.4 million or 1.3%. The marine lines increased by $10.9 million, while the property and specialty lines decreased by $2.2 million and $5.3 million, respectively. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$63,253	24.4%	$65,453	25.6%	(3.4)%
Marine	71,555	27.7%	60,659	23.8%	18.0%
Specialty	123,923	47.9%	129,177	50.6%	(4.1)%

Total	$258,731	100.0%	$255,289	100.0%	1.3%

Validus Re. Validus Re gross premiums written for the three months ended December 31, 2010 were $34.0 million compared to $33.7 million for the three months ended December 31, 2009, an increase of $0.3 million or 0.9%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$17,301	50.9%	$21,204	62.9%	(18.4)%
Marine	4,244	12.5%	(1,060)	(3.1)%	500.4%
Specialty	12,441	36.6%	13,550	40.2%	(8.2)%

Total	$33,986	100.0%	$33,694	100.0%	0.9%

     During the three months ended December 31, 2010, Validus Re increased lines on renewing business resulting in additional gross premiums written of $10.7 million offset by a $13.9 million reduction in premium from new business.
     The decrease in gross premiums written in the property lines of $3.9 million was primarily due to a $7.9 million decrease in new business, a $5.0 million decrease in premium adjustments in the Singapore branch, partially offset by a $3.6 million increase in renewing business. The increase in gross premiums written of $5.3 million in the marine lines was primarily due to a $3.0 million increase in premium adjustments and a $1.8 million increase in reinstatement premiums.
     Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot increased by $5.4 million compared to the three months ended December 31, 2009. These reinsurance agreements with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the three months ended December 31, 2010 were $238.1 million compared to $229.5 million for the three months ended December 31, 2009, an increase of $8.6 million or 3.7%. The $238.1 million of gross premiums written translated at 2009 rates of exchange would have been $235.7 million during the three months ended December 31, 2010. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$58,165	24.5%	$50,933	22.2%	14.2%
Marine	68,452	28.7%	62,697	27.3%	9.2%
Specialty	111,483	46.8%	115,918	50.5%	(3.8)%

Total	$238,100	100.0%	$229,548	100.0%	3.7%

     The increase in gross premiums written in the property lines of $7.2 million was primarily due to a $5.4 million increase in gross premiums written in the property treaty lines and a $3.8 million increase in new and renewing business written in the construction lines. The increase of $5.8 million in the marine lines is primarily due to a $9.8 million increase in new and renewing business written in the cargo lines, offset by a $3.7 million reduction in premium adjustments in the energy lines. The decrease of $4.4 million in the specialty lines is due to a $4.4 million reduction in premium adjustments.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended December 31, 2010 were $35.4 million compared to $30.4 million for the three months ended December 31, 2009, an increase of $5.0 million or 16.4%. Reinsurance premiums ceded in the property and specialty lines increased by $1.4 million and $4.9 million, respectively, while reinsurance premiums ceded on the marines lines decreased by $1.3 million. Details of reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$14,221	40.2%	$12,858	42.3%	10.6%
Marine	1,774	5.0%	3,042	10.0%	(41.7)%
Specialty	19,381	54.8%	14,493	47.7%	33.7%

Total	$35,376	100.0%	$30,393	100.0%	16.4%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended December 31, 2010 were $0.4 million compared to $0.7 million for the three months ended December 31, 2009, a decrease of $0.3 million or 38.8%. Details of Validus Re reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$2,084	522.3%	$459	70.4%	354.0%
Marine	(1,685)	(422.3)%	(90)	(13.8)%	NM
Specialty	—	0.0%	283	43.4%	(100.0)%

Total	$399	100.0%	$652	100.0%	(38.8)%

NM: Not meaningful
     Reinsurance premiums ceded in the property lines increased by $1.6 million and the marine lines decreased by $1.6 million. This was primarily caused by a reclassification of a reinsurance contract between property and marine in the amount of $1.8 million. Reinsurance premiums ceded in the specialty lines decreased by $0.3 million, due to the prior period containing a reinstatement premium.

Talbot. Talbot reinsurance premiums ceded for the three months ended December 31, 2010 were $48.3 million compared to $37.7 million for the three months ended December 31, 2009, an increase of $10.6 million or 28.2%. Details of Talbot reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$24,350	50.4%	$19,083	50.6%	27.6%
Marine	4,600	9.5%	4,110	10.9%	11.9%
Specialty	19,382	40.1%	14,501	38.5%	33.7%

Total	$48,332	100.0%	$37,694	100.0%	28.2%

     Reinsurance premiums ceded in the property lines increased by $5.3 million, primarily due to a $5.5 million increase in premiums ceded under the quota share, surplus treaty and excess of loss contracts between Talbot and Validus Re. Reinsurance premiums ceded in the specialty lines increased by $4.9 million due to the purchase of additional reinsurance under the excess of loss program in the direct aviation lines. Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended December 31, 2010 were $13.4 million compared to $8.0 million for the three months ended December 31, 2009, an increase of $5.4 million. These reinsurance agreements with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the three months ended December 31, 2010 were $223.4 million compared to $224.9 million for the three months ended December 31, 2009, a decrease of $1.5 million, or 0.7%. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2010 and 2009 were 86.3% and 88.1%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$49,032	22.0%	$52,595	23.4%	(6.8)%
Marine	69,781	31.2%	57,617	25.6%	21.1%
Specialty	104,542	46.8%	114,684	51.0%	(8.8)%

Total	$223,355	100.0%	$224,896	100.0%	(0.7)%

Validus Re. Validus Re net premiums written for the three months ended December 31, 2010 were $33.6 million compared to $33.0 million for the three months ended December 31, 2009, an increase of $0.5 million or 1.6%. Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$15,217	45.3%	$20,745	62.8%	(26.6)%
Marine	5,929	17.7%	(970)	(2.9)%	711.2%
Specialty	12,441	37.0%	13,267	40.1%	(6.2)%

Total	$33,587	100.0%	$33,042	100.0%	1.6%

     The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 98.8% and 98.1% for the three months ended December 31, 2010 and 2009, respectively.
Talbot. Talbot net premiums written for the three months ended December 31, 2010 were $189.8 million compared to $191.9 million for the three months ended December 31, 2009, a decrease of $2.1 million or 1.1%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$33,815	17.9%	$31,850	16.6%	6.2%
Marine	63,852	33.6%	58,587	30.5%	9.0%
Specialty	92,101	48.5%	101,417	52.9%	(9.2)%

Total	$189,768	100.0%	$191,854	100.0%	(1.1)%

     The decrease in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded, in particular the lower net premium resulting from increased ceded premiums during the three months ended December 31, 2010. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2010 and 2009 were 79.7% and 83.6%, respectively, reflecting the increased ceded premiums.
Change in Unearned Premiums
     Change in unearned premiums for the three months ended December 31, 2010 was $209.5 million compared to $203.0 million for the three months ended December 31, 2009, an increase of $6.5 million or 3.2%.

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	Net Change in Unearned	Net Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$226,720	$238,460	(4.9)%
Change in prepaid reinsurance premium	(17,264)	(35,455)	(51.3)%

Net change in unearned premium	$209,456	$203,005	3.2%

Validus Re. Validus Re’s net change in unearned premiums for the three months ended December 31, 2010 were $212.7 million compared to $224.6 million for the three months ended December 31, 2009, a decrease of $11.9 million or 5.3%.

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	Net Change in Unearned	Net Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$219,981	$251,205	(12.4)%
Change in prepaid reinsurance premium	(7,244)	(26,609)	(72.8)%

Net change in unearned premium	$212,737	$224,596	(5.3)%

Talbot. The Talbot net change in unearned premiums for the three months ended December 31, 2010 was ($3.3) million compared to ($21.6) million for the three months ended December 31, 2009, an increase of $18.3 million, or 84.8%.

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	Net Change in Unearned	Net Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$6,739	$(12,745)	152.9%
Change in prepaid reinsurance premium	(10,020)	(8,846)	(13.3)%

Net change in unearned premium	$(3,281)	$(21,591)	84.8%

Net Premiums Earned
     Net premiums earned for the three months ended December 31, 2010 were $432.8 million compared to $427.9 million for the three months ended December 31, 2009, an increase of $4.9 million or 1.1%. The increase in net premiums earned was driven by an increase of $16.2 million in the Talbot segment, partially offset by decreased premiums earned of $11.3 million in the Validus Re segment. Details of net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$218,171	50.4%	$240,787	56.3%	(9.4)%
Marine	119,704	27.7%	93,693	21.9%	27.8%
Specialty	94,936	21.9%	93,421	21.8%	1.6%

Total	$432,811	100.0%	$427,901	100.0%	1.1%

Validus Re. Validus Re net premiums earned for the three months ended December 31, 2010 were $246.3 million compared to $257.6 million for the three months ended December 31, 2009, a decrease of $11.3 million or 4.4%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$176,750	71.7%	$204,255	79.3%	(13.5)%
Marine	45,524	18.5%	28,888	11.2%	57.6%
Specialty	24,050	9.8%	24,495	9.5%	(1.8)%

Total	$246,324	100.0%	$257,638	100.0%	(4.4)%

     Net premiums earned in the property lines decreased by $27.5 million, primarily due to an increase of $57.6 million from new business written offset by a $94.9 million reduction as a result of the earning out of the IPC book of business in force at the time of the IPC Acquisition. Net premiums earned in the marine lines increased by $16.6 million, this is in-line with the increase in business written during 2010 compared to 2009.
Talbot. Talbot net premiums earned for the three months ended December 31, 2010 were $186.5 million compared to $170.3 million for the three months ended December 31, 2009, an increase of $16.2 million or 9.5%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$41,421	22.2%	$36,532	21.5%	13.4%
Marine	74,180	39.8%	64,805	38.1%	14.5%
Specialty	70,886	38.0%	68,926	40.4%	2.8%

Total	$186,487	100.0%	$170,263	100.0%	9.5%

     The increase in net premiums earned is primarily due to higher levels of gross premiums written by the onshore energy team and in the cargo lines, over the three months ended December 31, 2010, as compared to the three months ended December 31, 2009. Talbot commenced writing business in the onshore energy lines in the first quarter of 2009.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended December 31, 2010 were $155.2 million compared to $133.0 million for the three months ended December 31, 2009, an increase of $22.2 million or 16.7%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended December 31, 2010 and 2009 were 35.9% and 31.1%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009	% Change
Property	25.2%	12.5%	12.7
Marine	27.9%	58.0%	(30.1)
Specialty	70.4%	52.0%	18.4
All lines	35.9%	31.1%	4.8
     At December 31, 2010 and 2009, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition-Critical Accounting Policies. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended December 31, 2010.

	As at December 31, 2010
			Total Gross Reserve for
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Losses and Loss Expenses
Property	$506,506	$397,941	$904,447
Marine	317,469	322,259	639,728
Specialty	211,906	279,892	491,798

Total	$1,035,881	$1,000,092	$2,035,973

	As at December 31, 2010
			Total Net Reserve for
(Dollars in thousands)	Net Case Reserves	Net IBNR	Losses and Loss Expenses
Property	$458,087	$358,895	$816,982
Marine	275,877	261,390	537,267
Specialty	165,302	233,288	398,590

Total	$899,266	$853,573	$1,752,839

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended December 31, 2010:

	Three Months Ended December 31, 2010
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$1,035,227	$1,153,943	$(168,325)	$2,020,845
Losses recoverable	(81,368)	(355,778)	168,325	(268,821)

Net reserves at period beginning	953,859	798,165	—	1,752,024

Incurred losses- current year	71,864	113,926	—	185,790
Change in prior accident years	(22,065)	(8,500)	—	(30,565)

Incurred losses	49,799	105,426	—	155,225

Foreign exchange	2,140	(3,058)	—	(918)
Paid losses	(87,852)	(65,640)	—	(153,492)

Net reserves at period end	917,946	834,893	—	1,752,839

Losses recoverable	80,219	356,655	(153,740)	283,134

Gross reserves at period end	998,165	1,191,548	(153,740)	2,035,973

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $30.6 million. Of this, $22.1 million related to the Validus Re segment and $8.5 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 7.1 percentage points for the three months ended December 31, 2010. For the three months ended December 31, 2010, the Company incurred losses of $51.8 million from the notable loss events described below, which represented 12.0 percentage points of the loss ratio, excluding reserve for potential development on 2010 notable loss events, as described below. Net of $(1.6) million of reinstatement premiums, the effect of these events on net income was $53.4 million. For the three months ended December 31, 2009, the Company incurred losses of $5.7 million from the notable loss events described below, which represented 1.3 percentage points of the loss ratio. The Company’s loss ratio, excluding prior year development and notable loss events for the three months ended December 31, 2010 and 2009 were 32.3% and 41.2%, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent notable loss events. The Company’s actual ultimate net loss may vary materially from estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. During the three months ended December 31, 2010, the Company reduced the reserve for potential development on 2010 notable loss events by $16.6 million for development on the New Zealand Earthquake.

Fourth Quarter 2010 Notable Loss Events (1)		Three months ended December 31, 2010
		Validus Re		Talbot		Total
		Losses and		Losses and		Losses and
		Loss		Loss		Loss
		Expenses		Expenses		Expenses
(Dollars in thousands)	Description	(2)	% of NPE	(2)	% of NPE	(2)	% of NPE
Queensland floods	Flood	$10,000	4.0%	$15,000	8.0%	$25,000	5.8%
Political violence	Terror attack	12,500	5.1%	—	—	12,500	2.9%

Fourth Quarter 2010 Notable Loss Events (a)		Three months ended December 31, 2010
		Validus Re		Talbot		Total
		Losses and		Losses and		Losses and
		Loss		Loss		Loss
		Expenses		Expenses		Expenses
(Dollars in thousands)	Description	(b)	% of NPE	(b)	% of NPE	(b)	% of NPE
Satellite loss	Failure	5,804	2.4%	2,982	1.6%	8,786	2.0%
Financial institution	Investment house failure	—	—	5,487	3.0%	5,487	1.3%

Total		$28,304	11.5%	$23,469	12.6%	$51,773	12.0%

Fourth Quarter 2009 Notable Loss Events		Three months ended December 31, 2009
		Validus Re		Talbot		Total
		Losses and		Losses and		Losses and
		Loss		Loss		Loss
		Expenses		Expenses		Expenses
(Dollars in thousands)	Description	(b)	% of NPE	(b)	% of NPE	(b)	% of NPE
Dublin floods	Flood	$5,732	2.2%	$—	—	$5,732	1.3%

Total		$5,732	2.2%	$—	—	$5,732	1.3%

(a)	These 2010 notable loss event amounts are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events, and other uncertainties inherent in loss estimation, uncertainty remains regarding losses from these events and the Company’s actual ultimate net losses from these events may vary materially from these estimates.

(b)	Net of reinsurance but not net of reinstatement premiums. Reinstatement premiums were $(1.6) million and $0.3 million for the three months ended December 31, 2010 and 2009 respectively.
Validus Re. Validus Re losses and loss expenses for the three months ended December 31, 2010 were $49.8 million compared to $44.1 million for the three months ended December 31, 2009, an increase of $5.7 million or 12.8%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 20.2% and 17.1% for the three months ended December 31, 2010 and 2009, respectively. Favorable loss development on prior years totaled $22.1 million and benefited the Validus Re loss ratio by 9.0 percentage points. For the three months ended December 31, 2010, Validus Re incurred notable loss events as identified above of $28.3 million, which represented 11.5 percentage points of the loss ratio, excluding the reserve for potential development on 2010 notable loss events. For the three months ended December 31, 2009, Validus Re incurred $5.7 million in notable losses. Validus Re segment loss ratios, excluding prior year development and the notable loss events identified above, for the three months ended December 31, 2010 and 2009 were 17.7% and 26.1%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2010	2009	% Change
Property — current year	16.3%	21.4%	(5.1)
Property — change in prior accident years	(6.1)%	(11.8)%	5.7

Property — loss ratio	10.2%	9.6%	0.6

Marine — current year	42.0%	53.3%	(11.3)
Marine — change in prior accident years	(20.4)%	(7.8)%	(12.6)

Marine — loss ratio	21.6%	45.5%	(23.9)

Specialty — current year	99.1%	56.9%	42.2
Specialty — change in prior accident years	(8.2)%	(10.4)%	2.2

Specialty — loss ratio	90.9%	46.5%	44.4

All lines — current year	29.2%	28.3%	0.9
All lines — change in prior accident years	(9.0)%	(11.2)%	2.2

All lines — loss ratio	20.2%	17.1%	3.1

     For the three months ended December 31, 2010, Validus Re property lines losses and loss expenses include $28.9 million related to current year losses and $10.8 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the three months ended December 31, 2010, Validus Re’s property lines incurred $10.0 million of notable losses, which represented 5.7 percentage points of the property line loss ratio, excluding reserve for potential development on 2010 notable loss events. For the three months ended December 31, 2009, Validus Re’s property lines incurred $5.7 million of notable losses, which represented 2.8 percentage points of the property line loss ratio. Validus Re property lines loss ratios, excluding prior year development and the notable loss events identified above, for the three months ended December 31, 2010 and 2009 were 10.6% and 18.6%, respectively.
     For the three months ended December 31, 2010, Validus Re marine lines losses and loss expenses include $19.1 million related to current year losses and $9.3 million of favorable development relating to prior accident years. This favorable development is attributable to higher than anticipated recoveries associated with the 2007 California Wildfires, as well as lower than expected claims development. For the three months ended December 31, 2010 and three months ended December 31, 2009, Validus Re’s marine lines did not experience any notable loss events. Validus Re marine lines loss ratios, excluding prior year development, for the three months ended December 31, 2010 and 2009 were 42.0% and 53.3%, respectively.
     For the three months ended December 31, 2010, Validus Re specialty lines losses and loss expenses include $23.8 million related to current year losses and $2.0 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the three months ended December 31, 2010 Validus Re’s specialty lines incurred $18.3 million of notable losses, which represented 76.1 percentage points of the specialty lines loss ratio, excluding the reserve for development on 2010 notable loss events. For the three months ended December 31, 2009, Validus Re’s specialty lines did not experience any notable loss events. Validus Re specialty lines loss ratios, excluding prior year development and the notable loss events identified above, for the three months ended December 31, 2010 and 2009 were 23.0% and 56.9%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended December 31, 2010 were $105.4 million compared to $88.9 million for the three months ended December 31, 2009, an increase of $16.5 million, or 18.6%. The Talbot loss ratio was 56.5% and 52.2% for the three months ended December 31, 2010 and 2009, respectively. For the three months ended December 31, 2010, Talbot incurred losses of $113.9 million related to current year losses and $8.5 million in favorable development relating to prior accident years. For the three months ended December 31, 2010, Talbot incurred $23.5 million of notable losses, which represented 12.6 percentage points of the loss ratio. For the three months ended December 31, 2009, Talbot did not experience any notable loss events. Talbot loss ratios, excluding prior year loss development and the notable loss events identified above, for the three months ended December 31, 2010 and three months ended December 31, 2009 were 51.5% and 63.9%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2010	2009	% Change
Property — current year	95.0%	51.0%	44.0
Property — change in prior accident years	(6.1)%	(22.2)%	16.1

Property — loss ratio	88.9%	28.8%	60.1

Marine — current year	42.8%	81.3%	(38.5)
Marine — change in prior accident years	(11.0)%	(17.8)%	6.8

Marine — loss ratio	31.8%	63.5%	(31.7)

Specialty — current year	60.4%	54.2%	6.2
Specialty — change in prior accident years	3.1%	(0.3)%	3.4

Specialty — loss ratio	63.5%	53.9%	9.6

All lines — current year	61.1%	63.9%	(2.8)
All lines — change in prior accident years	(4.6)%	(11.7)%	7.1

All lines — loss ratio	56.5%	52.2%	4.3

     For the three months ended December 31, 2010, Talbot property lines losses and loss expenses include $39.4 million related to current year losses and $2.5 million of favorable development relating to prior accident years. The prior year favorable development is primarily attributable to a favorable settlement on Hurricane Katrina. For the three months ended December 31, 2010, Talbot’s property lines incurred $15.0 million of notable losses, which represented 36.2 percentage points of the property lines loss ratio. For the three months ended December 31, 2009, Talbot’s property lines did not experience any notable loss events. Talbot property lines loss ratio, excluding prior year development and the notable loss events noted above for the three months ended December 31, 2010 and 2009 were 58.8% and 51.0%, respectively.
     For the three months ended December 31, 2010, Talbot marine lines losses and loss expenses include $31.7 million related to current year losses and $8.2 million of favorable development relating to prior accident years. The prior year favorable development is primarily due to lower than expected claim development across a number of lines, most notably on the marine, energy liability and hull lines, partially offset by a deterioration in the cargo lines. Talbot marine lines loss ratios, excluding prior year development, for the three months ended December 31, 2010 and 2009 were 42.8% and 81.3%, respectively.
     For the three months ended December 31, 2010, Talbot specialty lines losses and loss expenses include $42.8 million relating to current year losses and $2.2 million of adverse development on prior accident years. The prior year adverse development is primarily attributable to the financial institutions lines, one of which is classified as a notable loss in the current quarter, partially offset by lower than expected claims development on the other specialty lines. For the three months ended December 31, 2010, Talbot’s specialty lines incurred $8.5 million of notable losses, which represented 11.9 percentage points of the specialty lines loss ratio. For the three months ended December 31, 2009, Talbot’s specialty lines did not experience any notable loss events. Talbot specialty lines loss ratios, excluding prior year development and the notable loss events noted above for the three months ended December 31, 2010 and 2009 were 56.2% and 54.2%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended December 31, 2010 were $75.5 million compared to $72.8 million for the three months ended December 31, 2009, an increase of $2.7 million or 3.7%. Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2010 and 2009 were 17.4% and 17.0%, respectively. The changes in policy acquisition costs are due to the factors described below.

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$29,488	39.1%	13.5%	$31,694	43.5%	13.2%	(7.0)%
Marine	26,765	35.4%	22.4%	21,780	29.9%	23.2%	22.9%
Specialty	19,270	25.5%	20.3%	19,369	26.6%	20.7%	(0.5)%

Total	$75,523	100.0%	17.4%	$72,843	100.0%	17.0%	3.7%

Validus Re. Validus Re policy acquisition costs for the three months ended December 31, 2010 were $39.3 million compared to $37.1 million for the three months ended December 31, 2009, an increase of $2.2 million or 6.0%.

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$25,775	65.6%	14.6%	$27,463	74.0%	13.4%	(6.1)%
Marine	10,062	25.6%	22.1%	5,257	14.2%	18.2%	91.4%
Specialty	3,462	8.8%	14.4%	4,368	11.8%	17.8%	(20.7)%

Total	$39,299	100.0%	16.0%	$37,088	100.0%	14.4%	6.0%

     Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Validus Re policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2010 and 2009 were 16.0% and 14.4%, respectively. The Validus Re policy acquisition cost ratio has increased for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 primarily due to the increase policy acquisition costs in the marine lines. The increase in the marine lines was due primarily to an increase in the proportional premiums written which attract higher policy acquisition costs. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs.
Talbot. Talbot policy acquisition costs for the three months ended December 31, 2010 were $37.7 million compared to $37.6 million for the three months ended December 31, 2009, an increase of $0.2 million or 0.5%.

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$5,315	14.1%	12.8%	$6,031	16.1%	16.5%	(11.9)%
Marine	16,603	44.0%	22.4%	16,523	44.0%	25.5%	0.5%
Specialty	15,808	41.9%	22.3%	15,001	39.9%	21.8%	5.4%

Total	$37,726	100.0%	20.2%	$37,555	100.0%	22.1%	0.5%

     Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2010 and 2009 were 20.2% and 22.1%, respectively.
General and Administrative Expenses
     General and administrative expenses for the three months ended December 31, 2010 were $54.5 million compared to $60.3 million for the three months ended December 31, 2009, a decrease of $5.7 million or 9.5%. The decrease was a result of increased expenses in the Corporate segment, offset by a decreases in the Validus Re segment and Talbot segments.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$12,659	23.3%	$19,782	32.8%	(36.0)%
Talbot	30,334	55.6%	30,787	51.1%	(1.5)%
Corporate & Eliminations	11,518	21.1%	9,684	16.1%	18.9%

Total	$54,511	100.0%	$60,253	100.0%	(9.5)%

     General and administrative expenses of $54.5 million in the three months ended December 31, 2010 represents 12.3 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended December 31, 2010 were $12.7 million compared to $19.8 million for the three months ended December 31, 2009, a decrease of $7.1 million or 36.0%. General and administrative expenses have decreased primarily as a result of a decrease in salaries and benefits driven by the reallocation of staff, starting in the first quarter of 2010, into the Corporate segment from the Validus Re segment compared to the three months ended December 31, 2009. In addition, there was a reduction of performance bonus accrual during the quarter and a reduction in employee severance costs relating to the IPC Acquisition compared to the prior year. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2010 and 2009 were 5.1% and 7.7%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended December 31, 2010 were $30.3 million compared to $30.8 million for the three months ended December 31, 2009, a decrease of $0.5 million or 1.5%. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2010 and 2009 were 16.3% and 18.1%, respectively.
     Corporate & Eliminations. Corporate general and administrative expenses for the three months ended December 31, 2010 were $11.5 million compared to $9.7 million for the three months ended December 31, 2009, an increase of $1.8 million or 18.9%. During the first quarter of 2010, to better align the Company’s operating and reporting structure with its current strategy, there was a change in segment structure. This change was to allocate certain ‘non-core underwriting’ expenses, predominantly general and administration and stock compensation expenses to the Corporate segment. Prior periods have not been restated as the change is immaterial to the Consolidated Financial Statements. Corporate general and administrative expenses include executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole. In addition, general and administrative expenses have increased as a result of an increase in staff from 62 at December 31, 2009, on a comparative basis to 89 at December 31, 2010.
Share Compensation Expenses
     Share compensation expenses for the three months ended December 31, 2010 were $7.9 million compared to $8.2 million for the three months ended December 31, 2009, a decrease of $0.3 million or 3.9%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$1,934	24.6%	$2,590	31.6%	(25.3)%
Talbot	2,142	27.2%	1,367	16.7%	56.7%
Corporate & Eliminations	3,795	48.2%	4,232	51.7%	(10.3)%

Total	$7,871	100.0%	$8,189	100.0%	(3.9)%

     Share compensation expenses of $7.9 million in the three months ended December 31, 2010 represents 1.8 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the three months ended December 31, 2010 were $1.9 million compared to $2.6 million for the three months ended December 31, 2009 a decrease of $0.7 million or 25.3%. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2010 and 2009 were 0.8% and 1.0%, respectively.

Talbot. Talbot share compensation expenses for the three months ended December 31, 2010 was $2.1 million compared to $1.4 million for the three months ended December 31, 2009 an increase of $0.8 million or 56.7%. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2010 and 2009 were 1.1% and 0.8%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the three months ended December 31, 2010 were $3.8 million compared to $4.2 million for the three months ended December 31, 2009, a decrease of $1.3 million or 10.3%.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended December 31, 2010 and 2009.

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009	% Change
Consolidated
Losses and loss expense ratio	35.9%	31.1%	4.8
Policy acquisition cost ratio	17.4%	17.0%	0.4
General and administrative expense ratio (a)	14.4%	16.0%	(1.6)

Expense ratio	31.8%	33.0%	(1.2)

Combined ratio	67.7%	64.1%	3.6

Validus Re
Losses and loss expense ratio	20.2%	17.1%	3.1
Policy acquisition cost ratio	16.0%	14.4%	1.6
General and administrative expense ratio (a)	5.9%	8.7%	(2.8)

Expense ratio	21.9%	23.1%	(1.2)

Combined ratio	42.1%	40.2%	1.9

Talbot
Losses and loss expense ratio	56.5%	52.2%	4.3
Policy acquisition cost ratio	20.2%	22.1%	(1.8)
General and administrative expense ratio (a)	17.4%	18.9%	(1.5)

Expense ratio	37.6%	41.0%	(3.4)

Combined ratio	94.1%	93.2%	0.9

(a)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the three months ended December 31, 2010 and 2009 were 14.4% and 16.0%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$54,511	12.6%	$60,253	14.1%
Share compensation expenses	7,871	1.8%	8,189	1.9%

Total	$62,382	14.4%	$68,442	16.0%

Underwriting Income
     Underwriting income for the three months ended December 31, 2010 was $139.7 million compared to underwriting income of $153.6 million for the three months ended December 31, 2009, a decrease of $13.9 million, or 9.1%.

	Three Months		Three Months
	Ended December		Ended December
(Dollars in thousands)	31, 2010	% of Sub-total	31, 2009	% of Sub-total	% Change
Validus Re	$142,633	92.9%	$154,044	93.0%	(7.4)%
Talbot	10,859	7.1%	11,668	7.0%	(6.9)%

Sub-total	153,492	100.0%	165,712	100.0%	(7.4)%

Corporate & Eliminations	(13,811)		(12,116)		14.0%

Total	$139,681		$153,596		(9.1)%

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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2010	December 31, 2009
Underwriting income	$139,681	$153,596
Net investment income	30,962	35,506
Other income	552	1,759
Finance expenses	(13,786)	(14,398)
Realized gain on repurchase of debentures	—	4,444
Net realized (losses) gains on investments	(14,399)	9,099
Net unrealized (losses) on investments	(42,689)	(25,043)
Foreign exchange gains	3,424	338

Net income before tax	$103,745	$165,301

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
     The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of underwriting income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining the total annual incentive compensation.
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
Net Investment Income
     Net investment income for the three months ended December 31, 2010 was $31.0 million compared to $35.5 million for the three months ended December 31, 2009, a decrease of $4.5 million or 12.8%. Net investment income decreased due to falling yields in fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended December 31, 2010 and 2009 are as presented below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2010	December 31, 2009	% Change
Fixed maturities and short-term investments	$30,033	$35,290	(14.9)%
Cash and cash equivalents	2,328	751	209.9%
Securities lending income	32	89	(64.3)%

Total gross investment income	32,393	36,130	(10.3)%
Investment expenses	(1,431)	(624)	129.4%

Net investment income	$30,962	$35,506	(12.8)%

     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.12% and 2.47% for the three months ended December 31, 2010 and 2009, respectively, and the average duration at December 31, 2010 was 2.27 years (December 31, 2009 — 2.24 years).
Other Income
     Other income for the three months ended December 31, 2010 was $0.6 million compared to $1.8 million for the three months ended December 31, 2009.
Finance Expenses
     Finance expenses for the three months ended December 31, 2010 were $13.8 million compared to $14.4 million for the three months ended December 31, 2009, a decrease of $0.6 million or 4.3%. The decrease was primarily driven by a $6.7 million decrease in payments under the Talbot third party FAL facility, partially offset by a $5.6 million increase in interest expense on the 8.875% Senior Notes due 2040 which were issued in the first quarter of 2010.
     Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009	% Change
9.069% Junior Subordinated Deferrable Debentures	$3,589	$3,589	0.0%
8.480% Junior Subordinated Deferrable Debentures	3,028	2,688	12.6%
8.875% Senior Notes due 2040	5,598	—	NM
Credit facilities	1,571	1,084	44.9%
Talbot FAL facility	—	375	NM
Talbot third party FAL facility	—	6,662	NM

Finance expenses	$13,786	$14,398	(4.3)%

NM: Not Meaningful
     Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. Because the third party FAL providers remain “on risk” until each year of account that their support closes (normally after three years). Talbot must retain third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus, the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support. As of December 31, 2009, the 2007 year of account, which was the last year of account supported by the Talbot third party FAL facility, closed and all third party FAL was returned to its providers.
     For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However, some of these costs are fixed. The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). There are no third party FAL finance charges related to the 2008, 2009 and 2010 years of account as there were no third party FAL providers in those periods.
     Third party FAL finance charges for the three months ended December 31, 2010 were $nil compared to $6.7 million for the three months ended December 31, 2009. This decrease was due to the closure of all third party supported years of account and the final settlement, in 2010, of all remaining liabilities.
Tax Expense (Benefit)
     Tax expense for the three months ended December 31, 2010 was $1.1 million compared to a benefit of ($0.5) million for the three months ended December 31, 2009, an increase of $1.5 million or 331.0%.
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

Net Realized (Losses) Gains on Investments
     Net realized losses on investments for the three months ended December 31, 2010 were ($14.4) million compared to gains of $9.1 million for the three months ended December 31, 2009, a decrease of $23.5 million or 258.2%.
Net Unrealized (Losses) on Investments
     Net unrealized losses on investments for the three months ended December 31, 2010 were ($42.7) million compared to losses of ($25.0) million for the three months ended December 31, 2009 an unfavorable movement of $17.7 million or 70.8%. The net unrealized losses in the three months ended December 31, 2010 experienced an unfavorable movement due to increasing interest rates which reduced the value of the fixed income portfolio.
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
Foreign Exchange Gains (Losses)
     Foreign exchange gains for the three months ended December 31, 2010 were $3.4 million compared to gains of $0.3 million for the three months ended December 31, 2009, a favorable movement of $3.1 million. The favorable movement in foreign exchange was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.
     For the three months ended December 31, 2010, Validus Re segment foreign exchange gains were $1.9 million compared to losses of $(0.8) million for the three months ended December 31, 2009, a favorable movement of $2.7 million. The favorable movement in Validus Re segment is primarily due to a $2.9 million gain on a forward exchange contract entered into to hedge currency movements between US dollars and Chilean pesos. Validus Re hedges Chilean pesos due to reserves for losses arising from the Chilean earthquake, for further information see Note 8, “Derivative Instruments Used in Hedging Activities” to the Consolidated Financial Statements.
     For the three months ended December 31, 2010, Talbot segment foreign exchange gains were $1.3 million compared to gains of $1.1 million for the three months ended December 31, 2009, a favorable movement of $0.2 million The favorable movement in Talbot segment foreign exchange was primarily due to the small fluctuations of the British pound sterling to U.S. dollar exchange rate during the three months ended December 31, 2010. The British pound sterling to U.S. dollar exchange rates was 1.58 and 1.55 at September 30, 2010 and December 31, 2010, respectively. During the quarter, the British pound sterling depreciated by 1.9 percent. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At December 31, 2010, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $89.0 million and $20.1 million, respectively. This net balance consisted of British pound sterling and Canadian dollars of $59.9 million and $9.0 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates.

The following table presents results of operations for the three and twelve months ended December 31, 2010 and 2009:

	Three Months Ended December		Year Ended December 31,
	31,				Pro Forma 2009
(Dollars in thousands)	2010	2009	2010	2009 (a)	(c)	2008
Gross premiums written	$258,731	$255,289	$1,990,566	$1,621,241	2,008,578	$1,362,484
Reinsurance premiums ceded	(35,376)	(30,393)	(229,482)	(232,883)	(239,412)	(124,160)

Net premiums written	223,355	224,896	1,761,084	1,388,358	1,769,166	1,238,324
Change in unearned premiums	209,456	203,005	39	61,219	(57,338)	18,194

Net premiums earned	432,811	427,901	1,761,123	1,449,577	1,711,828	1,256,518

Losses and loss expenses	155,225	133,020	987,586	523,757	556,550	772,154
Policy acquisition costs	75,523	72,843	292,899	262,966	289,600	234,951
General and administrative expenses	54,511	60,253	209,290	185,568	209,510	123,948
Share compensation expenses	7,871	8,189	28,911	27,037	33,751	27,097

Total underwriting deductions	293,130	274,305	1,518,686	999,328	1,089,411	1,158,150

Underwriting income (b)	139,681	153,596	242,437	450,249	622,417	98,368

Net investment income	30,962	35,506	134,103	118,773	163,944	139,528
Other income	552	1,759	5,219	4,634	4,603	5,264
Finance expenses	(13,786)	(14,398)	(55,870)	(44,130)	(44,513)	(57,318)

Operating income before taxes (b)	157,409	176,463	325,889	529,526	746,451	185,842
Tax (expense) benefit	(1,058)	458	(3,126)	3,759	3,759	(10,788)

Net operating income (b)	156,351	176,921	322,763	533,285	750,210	175,054

Gain on bargain purchase, net of expenses	—	—	—	287,099	—	—
Realized gain on repurchase of debentures	—	4,444	—	4,444	4,444	8,752
Net realized (losses) gains on investments	(14,399)	9,099	32,498	(11,543)	(4,717)	(1,591)
Net unrealized (losses) gains on investments	(42,689)	(25,043)	45,952	84,796	189,789	(79,707)
Foreign exchange gains (losses)	3,424	338	1,351	(674)	4,294	(49,397)

Net income	$102,687	$165,759	$402,564	$897,407	944,020	$53,111

Selected ratios:
Net premiums written / Gross premiums written	86.3%	88.1%	88.5%	85.6%	88.1%	90.9%

Losses and loss expenses	35.9%	31.1%	56.1%	36.1%	32.5%	61.5%
Policy acquisition costs	17.4%	17.0%	16.6%	18.1%	16.9%	18.7%
General and administrative expenses (d)	14.4%	16.0%	13.5%	14.7%	14.2%	12.0%

Expense ratio	31.8%	33.0%	30.1%	32.8%	31.1%	30.7%

Combined ratio	67.7%	64.1%	86.2%	68.9%	63.6%	92.2%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of these measures to the most comparable U.S. GAAP financial measure, are presented in the section below entitled “Underwriting Income.”

(c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

(d)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended December		Year Ended December 31, 2010
	31,				Pro Forma 2009
(Dollars in thousands)	2010	2009	2010	2009 (a)	(c)	2008
Validus Re
Gross premiums written	$33,986	$33,694	$1,101,239	$768,084	$1,155,421	$687,771
Reinsurance premiums ceded	(399)	(652)	(63,147)	(95,446)	(101,975)	(62,933)

Net premiums written	33,587	33,042	1,038,092	672,638	1,053,446	624,838
Change in unearned premiums	212,737	224,596	13,108	122,912	4,305	28,693

Net premiums earned	246,324	257,638	1,051,200	795,550	1,057,751	653,531

Losses and loss expenses	49,799	44,134	601,610	186,704	219,497	420,645
Policy acquisition costs	39,299	37,088	160,599	127,433	154,127	100,243
General and administrative expenses	12,659	19,782	45,617	65,710	89,652	34,607
Share compensation expenses	1,934	2,590	7,181	7,576	14,290	6,829

Total underwriting deductions	103,691	103,594	815,007	387,423	477,566	562,324

Underwriting income (b)	142,633	154,044	236,193	408,127	580,185	91,207

Talbot
Gross premiums written	$238,100	$229,548	$981,073	$919,906	$919,906	$708,996
Reinsurance premiums ceded	(48,332)	(37,694)	(258,081)	(204,186)	(204,186)	(95,510)

Net premiums written	189,768	191,854	722,992	715,720	715,720	613,486
Change in unearned premiums	(3,281)	(21,591)	(13,069)	(61,693)	(61,693)	(10,499)

Net premiums earned	186,487	170,263	709,923	654,027	654,027	602,987

Losses and loss expenses	105,426	88,886	385,976	337,053	337,053	351,509
Policy acquisition costs	37,726	37,555	143,769	139,932	139,932	135,017
General and administrative expenses	30,334	30,787	114,043	96,352	96,352	71,443
Share compensation expenses	2,142	1,367	6,923	7,171	7,171	4,702

Total underwriting deductions	175,628	158,595	650,711	580,508	580,508	562,671

Underwriting income (b)	10,859	11,668	59,212	73,519	73,519	40,316

Corporate & Eliminations
Gross premiums written	$(13,355)	$(7,953)	$(91,746)	$(66,749)	$(66,749)	$(34,283)
Reinsurance premiums ceded	13,355	7,953	91,746	66,749	66,749	34,283

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—

Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(1,502)	(1,800)	(11,469)	(4,399)	(4,399)	(309)
General and administrative expenses	11,518	9,684	49,630	23,506	23,506	17,898
Share compensation expenses	3,795	4,232	14,807	12,290	12,290	15,566

Total underwriting deductions	13,811	12,116	52,968	31,397	31,397	33,155

Underwriting (loss) (b)	(13,811)	(12,116)	(52,968)	(31,397)	(31,397)	(33,155)

Total underwriting income (b)	$139,681	$153,596	$242,437	$450,249	$622,307	$98,368

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(c)	Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

Year Ended December 31, 2010 compared to year ended December 31, 2009
     Net income for the year ended December 31, 2010 was $402.6 million compared to net income of $897.4 million for the year ended December 31, 2009, a decrease of $494.8 million. The primary factors driving the decrease in net income were:
•	Decrease in the gain on bargain purchase, net of expenses of $287.1 million relating to the IPC Acquisition;
•	Decrease in underwriting income of $207.8 million due primarily to increased notable loss events. For the year ended December 31, 2010, the Company incurred a $463.8 million increase in losses and loss expenses over the year ended December 31, 2009. This was partially offset by a $311.5 million increase in net premiums earned primarily relating to the IPC Acquisition;
•	Decrease in unrealized gains on investments of $38.8 million; and
•	Increase in finance expenses of $11.7 million.
     The items above were partially offset by the following factor:
•	Increase in net investment income and net realized gains on investments of $15.3 million and $44.0 million, respectively.
     The change in net income for the year ended December 31, 2010 of $494.8 million is described in the following table:

	Year Ended December 31, 2010
	(Decrease) increase over the year ended December 31, 2009 (a)
			Corporate and
			other reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Notable losses — net losses and loss expenses (b)	$(402,320)	$(101,631)	$—	$(503,951)
Notable losses — net reinstatement premiums (b)	28,722	(9,037)	—	19,685
Other underwriting income (loss)	201,664	96,361	(21,571)	276,454

Underwriting income (c)	(171,934)	(14,307)	(21,571)	(207,812)
Net investment income	18,995	(827)	(2,838)	15,330
Other income	(938)	7,577	(6,054)	585
Finance expenses	(3,697)	11,585	(19,628)	(11,740)

	(157,574)	4,028	(50,091)	(203,637)
Taxes	(12)	(6,652)	(221)	(6,885)

	(157,586)	(2,624)	(50,312)	(210,522)

Gain on bargain purchase, net of expenses	—	—	(287,099)	(287,099)
Realized gain on repurchase of debentures	—	—	(4,444)	(4,444)
Net realized gains on investments	29,065	14,976	—	44,041
Net unrealized (losses) gains on investments	(29,933)	(8,911)	—	(38,844)
Foreign exchange gains (losses)	221	1,415	389	2,025

Net income	$(158,233)	$4,856	$(341,466)	$(494,843)

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Notable losses for the year ended December 31, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, two Political risk losses, Hurricane Karl, Queensland floods, a Political violence loss, a Satellite failure and a Financial institutions loss. Excludes reserve for potential development on 2010 notable loss events.

(c)	Non-Gaap Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”
Gross Premiums Written
     Gross premiums written for the year ended December 31, 2010 were $1,990.6 million compared to $1,621.2 million for the year ended December 31, 2009, an increase of $369.3 million or 22.8%. The increase in gross premiums written was driven primarily by the impact of the IPC Acquisition and the increase in reinstatement premiums relating to the notable loss events for the year ended December 31, 2010. The property, marine and specialty lines increased by $286.3 million, $78.3 million and $4.7 million, respectively. Details of gross premiums written by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$1,037,061	52.1%	$750,741	46.3%	$623,386	45.8%
Marine	525,307	26.4%	446,962	27.6%	396,897	29.1%
Specialty	428,198	21.5%	423,538	26.1%	342,201	25.1%

Total	$1,990,566	100.0%	$1,621,241	100.0%	$1,362,484	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re gross premiums written for the year ended December 31, 2010 were $1,101.2 million compared to $768.1 million for the year ended December 31, 2009, an increase of $333.2 million or 43.4%. Details of Validus Re gross premiums written by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$790,590	71.8%	$526,428	68.5%	$492,967	71.7%
Marine	227,135	20.6%	152,853	19.9%	117,744	17.1%
Specialty	83,514	7.6%	88,803	11.6%	77,060	11.2%

Total	$1,101,239	100.0%	$768,084	100.0%	$687,771	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The impact of the IPC Acquisition was the primary driver for the increase in gross premiums written. The additional capacity was used to increase lines on renewing deals and to write new business resulting in additional gross premiums written of $271.2 million from business incepting during the twelve months ended December 31, 2010.

     Validus Re gross premiums written increased across the property and marine lines by $264.2 million, $74.3 million, respectively, and decreased by $5.3 million on the specialty lines. The increase in the Validus Re property lines was due primarily to a $199.7 million increase in new and renewing business and an increase of $9.9 million contributed by the Validus Re Singapore branch, which commenced writing business in January 2010. In addition, there was a $7.0 million increase in premium adjustments and a $9.9 million increase in reinstatement premiums relating to the notable loss events for the year ended December 31, 2010 as compared to year ended December 31, 2009. The increase in gross premiums written in the Validus Re marine lines was due primarily to a $68.8 million increase in new and renewing business, as described above. In addition, there was a $13.9 million increase in reinstatement premiums relating to the notable loss events, offset by a $12.3 million reduction in premium adjustments for the year ended December 31, 2010. The decrease in gross premiums written in the Validus Re specialty lines was due primarily to a $6.1 million decrease in premium adjustments, partially offset by a $2.1 million increase in new and renewing business.
     Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot increased by $23.0 million and $3.6 million in the property and marine lines respectively and decreased by $1.7 million in the specialty lines, for the year ended December 31, 2010. These reinsurance agreements with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the year ended December 31, 2010 were $981.1 million compared to $919.9 million for the year ended December 31, 2009, an increase of $61.2 million or 6.6%. The $981.1 million of gross premiums written translated at fourth quarter 2009 rates of exchange would have been $980.8 million for the year ended December 31, 2010, a decrease of $0.3 million. Details of Talbot gross premiums written by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross	Gross	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$314,769	32.1%	$269,583	29.3%	$152,143	21.5%
Marine	315,102	32.1%	307,385	33.4%	287,696	40.5%
Specialty	351,202	35.8%	342,938	37.3%	269,157	38.0%

Total	$981,073	100.0%	$919,906	100.0%	$708,996	100.0%

     Talbot gross premiums written increased across the property, marine and specialty lines by $45.2 million, $7.7 million and $8.3 million, respectively. The increase in the Talbot property line was due primarily to the addition of the onshore energy team which commenced writing business in the first quarter of 2009, and contributed a $26.2 million increase in premiums written over the year ended December 31, 2009. New business on the property treaty lines contributed $16.0 million and an increase in premiums written in the construction lines contributed $6.2 million. In addition, there was a $6.2 million increase in reinstatement premiums on 2010 notable losses. This was offset by an $11.0 million decrease in the direct property lines. The increase in the Talbot marine lines of $7.7 million was due primarily to a $10.2 million increase in the treaty lines, $8.6 million increase in the cargo lines, offset by a $6.9 million decrease in energy lines. The increase in the Talbot specialty lines of $8.3 million was due primarily to a $14.3 million increase in gross premiums written by the new aviation team, offset by a $6.0 million decrease in other specialty lines.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the year ended December 31, 2010 were $229.5 million compared to $232.9 million for the year ended December 31, 2009, a decrease of $3.4 million, or 1.5%. Reinsurance premiums ceded on the property lines decreased by $26.6 million and increased by $7.6 million and $15.6 million, on the marine and specialty lines, respectively. Details of reinsurance premiums ceded by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance
(Dollars in	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	Ceded	Ceded (%)
Property	$123,383	53.7%	$149,979	64.4%	$46,360	37.4%
Marine	38,701	16.9%	31,140	13.4%	39,406	31.7%
Specialty	67,398	29.4%	51,764	22.2%	38,394	30.9%

Total	$229,482	100.0%	$232,883	100.0%	$124,160	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re reinsurance premiums ceded for the year ended December 31, 2010 were $63.1 million compared to $95.4 million for the year ended December 31, 2009, a decrease of $32.3 million, or 33.8%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance
(Dollars in	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	Ceded	Ceded (%)
Property	$45,536	72.2%	$80,475	84.3%	$34,712	55.2%
Marine	17,643	27.9%	13,120	13.7%	27,652	43.9%
Specialty	(32)	(0.1)%	1,851	2.0%	569	0.9%

Total	$63,147	100.0%	$95,446	100.0%	$62,933	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Reinsurance premiums ceded in the Validus Re property line decreased by $34.9 million for the year ended December 31, 2010, primarily due to the purchase of $34.0 million in catastrophe retrocessional coverage in the third quarter of 2009 for IPC’s U.S. property exposures which was not renewed in 2010. Reinsurance premiums ceded on the Validus Re marine lines increased by $4.5 million due primarily to the purchase of additional industry loss warranties following notable loss events in the year and reinstatement premiums.
Talbot. Talbot reinsurance premiums ceded for the year ended December 31, 2010 were $258.1 million compared to $204.2 million for the year ended December 31, 2009, an increase of $53.9 million or 26.4%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance	Reinsurance
(Dollars in	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	Ceded	Ceded (%)
Property	$146,145	56.6%	$114,774	56.2%	$33,372	34.9%
Marine	37,988	14.7%	31,296	15.3%	20,297	21.3%
Specialty	73,948	28.7%	58,116	28.5%	41,841	43.8%

Total	$258,081	100.0%	$204,186	100.0%	$95,510	100.0%

     Reinsurance premiums ceded in the Talbot property lines increased by $31.4 million for the year ended December 31, 2010. The increase was primarily due to a $8.4 million increase in premiums ceded in the onshore energy lines, a $17.3 million increase in premiums ceded under the property quota share and surplus lines treaty of which $6.2 million related to reinstatement premiums following the Chilean earthquake and Deepwater Horizon. Reinsurance premiums ceded in the Talbot marine lines increased by $6.7 million for the year ended December 31, 2010 primarily due to $5.1 million in additional quota share cessions over the year ended December 31, 2009. Reinsurance premiums ceded in the Talbot specialty lines increased by $15.8 million for the year ended December 31, 2010 primarily due to an increase in excess of loss cessions relating to the aviation, political risk and financial institutions lines.
     Talbot reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the year ended December 31, 2010 increased by $25.0 million as compared to the year ended December 31, 2009. The increase was primarily due to increased business written in the onshore energy lines. Reinsurance premiums ceded in the property and marine lines under the quota share, surplus treaty and excess of loss contracts with Validus Re increased by $23.0 million and $3.6 million, respectively, compared to the year ended December 31, 2009. These reinsurance contracts are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the year ended December 31, 2010 were $1,761.1 million compared to $1,388.4 million for the year ended December 31, 2009, an increase of $372.7 million, or 26.8%. The ratios of net premiums written to gross premiums written for the year ended December 31, 2010 and 2009 were 88.5% and 85.6%, respectively. Details of net premiums written by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
(Dollars in	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums
thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$913,678	51.9%	$600,762	43.2%	$577,026	46.6%
Marine	486,606	27.6%	415,822	30.0%	357,491	28.9%
Specialty	360,800	20.5%	371,774	26.8%	303,807	24.5%

Total	$1,761,084	100.0%	$1,388,358	100.0%	$1,238,324	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re net premiums written for the year ended December 31, 2010 were $1,038.1 million compared to $672.6 million for the year ended December 31, 2009, an increase of $365.5 million or 54.3%. Details of Validus Re net premiums written by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
(Dollars in	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums
thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$745,054	71.8%	$445,953	66.3%	$458,255	73.4%
Marine	209,492	20.2%	139,733	20.8%	90,092	14.4%
Specialty	83,546	8.0%	86,952	12.9%	76,491	12.2%

Total	$1,038,092	100.0%	$672,638	100.0%	$624,838	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The increase in Validus Re net premiums written was primarily driven by the impact of the IPC Acquisition highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 94.3% and 87.6% for the year ended December 31, 2010 and 2009, respectively. The increase in the ratio of net premiums written to gross premiums written reflects the specific decrease in reinsurance premiums ceded relating to the third quarter 2009 purchase of the $34.0 million retrocessional coverage following the IPC Acquisition.
Talbot. Talbot net premiums written for the year ended December 31, 2010 were $723.0 million compared to $715.7 million for the year ended December 31, 2009, an increase of $7.3 million or 1.0%. Details of Talbot net premiums written by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
(Dollars in	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums
thousands)	Written	Written (%)	Written	Written (%)	Written	Written (%)
Property	$168,624	23.4%	$154,809	21.6%	$118,771	19.3%
Marine	277,114	38.3%	276,089	38.6%	267,399	43.6%
Specialty	277,254	38.3%	284,822	39.8%	227,316	37.1%

Total	$722,992	100.0%	$715,720	100.0%	$613,486	100.0%

     The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the year ended December 31, 2010 and 2009 were 73.7% and 77.8%, respectively. The decrease in the ratio of net premiums written to gross premiums written was due primarily to the increase in quota share cessions in the onshore energy lines, marine treaty lines and reinstatement premiums following the Chilean earthquake and Deepwater Horizon events.
Change in Unearned Premiums
     Change in unearned premiums for the year ended December 31, 2010 was $0.0 million compared to $61.2 million for the year ended December 31, 2009, a decrease of $61.2 million or 99.9%.

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31,2009(a)	December 31, 2008
	Net Change in	Net Change in	Net Change in
	Unearned	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	Premiums
Change in gross unearned premium	$(12,079)	$2,258	$7,164
Change in prepaid reinsurance premium	12,118	58,961	11,030

Net change in unearned premium	$39	$61,219	$18,194

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re’s change in unearned premiums for the year ended December 31, 2010 was $13.1 million compared to $122.9 million for the year ended December 31, 2009, a decrease of $109.8 million, or 89.3%.

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009 (a)	December 31, 2008
	Net Change in	Net Change in	Net Change in
	Unearned	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	Premiums
Change in gross unearned premium	$15,563	$112,349	$27,482
Change in prepaid reinsurance premium	(2,455)	10,563	1,211

Net change in unearned premium	$13,108	$122,912	$28,693

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     The rate of change in the Validus Re unearned premiums has decreased compared to the prior year due to the earnings effect of the increased unearned premiums assumed as a result of the IPC Acquisition in 2009. The change in prepaid reinsurance is reflective of the lower level of ceded reinsurance, due to additional retrocessional coverage being placed in the three months ended September 30, 2009 as a result of the IPC Acquisition.
Talbot. The Talbot change in unearned premiums for the year ended December 31, 2010 was ($13.1) million compared to ($61.7) million for the year ended December 31, 2009, an increase of $48.6 million, or 78.8%.

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	Net Change in	Net Change in	Net Change in
	Unearned	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	Premiums
Change in gross unearned premium	$(27,642)	$(110,091)	(20,318)
Change in prepaid reinsurance premium	14,573	48,398	9,819

Net change in unearned premium	$(13,069)	$(61,693)	(10,499)

     Talbot’s change in gross unearned premiums and prepaid reinsurance reflects the decrease in the growth rate of gross premiums written and reinsurance premium ceded.
Net Premiums Earned
     Net premiums earned for the year ended December 31, 2010 were $1,761.1 million compared to $1,449.6 million for the year ended December 31, 2009, an increase of $311.5 million or 21.5%. The increase in net premiums earned was driven by increased premiums earned in the Validus Re segment of $255.7 million and increased premiums earned in the Talbot segment of $55.9 million. Details of net premiums earned by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
(Dollars in	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums
thousands)	Earned	Earned (%)	Earned	Earned (%)	Earned	Earned (%)
Property	$923,370	52.4%	$712,662	49.2%	$598,407	47.7%
Marine	445,426	25.3%	397,061	27.4%	367,449	29.2%
Specialty	392,327	22.3%	339,854	23.4%	290,662	23.1%

Total	$1,761,123	100.0%	$1,449,577	100.0%	$1,256,518	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Validus Re. Validus Re net premiums earned for the year ended December 31, 2010 were $1,051.2 million compared to $795.6 million for the year ended December 31, 2009, an increase of $255.7 million or 32.1%. The increase in Validus Re net premiums earned was primarily due to the IPC Acquisition. Details of Validus Re net premiums earned by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
(Dollars in	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums
thousands)	Earned	Earned (%)	Earned	Earned (%)	Earned	Earned (%)
Property	$765,665	72.8%	$578,452	72.7%	$478,523	73.2%
Marine	176,601	16.8%	123,273	15.5%	104,479	16.0%
Specialty	108,934	10.4%	93,825	11.8%	70,529	10.8%

Total	$1,051,200	100.0%	$795,550	100.0%	$653,531	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Net premiums earned on the property lines increased primarily due to a $122.9 million increase in premiums earned on new and renewing business and a $44.5 million increase in inter-company premiums earned. Net premiums earned on the marine lines increased primarily due to a $42.6 million increase in premiums earned on new and renewing business, in-line with an increase in business written during 2010 compared to 2009. Net premiums earned on the specialty lines increased primarily due to a $16.6 million increase resulting from proportional specialty treaties incepting prior to the acquisition of IPC that were earned over 24 months.
Talbot. Talbot net premiums earned for the year ended December 31, 2010 were $709.9 million compared to $654.0 million for the year ended December 31, 2009, an increase of $55.9 million or 8.5%. Details of Talbot net premiums earned by line of business are provided below.

	Year ended		Year ended		Year ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
(Dollars in	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums	Net Premiums
thousands)	Earned	Earned (%)	Earned	Earned (%)	Earned	Earned (%)
Property	$157,705	22.2%	$134,210	20.5%	$119,884	19.9%
Marine	268,825	37.9%	273,788	41.9%	262,970	43.6%
Specialty	283,393	39.9%	246,029	37.6%	220,133	36.5%

Total	$709,923	100.0%	$654,027	100.0%	$602,987	100.0%

     Net premiums earned on the property lines increased primarily due to a $26.8 million increase in premiums earned on the onshore energy lines. Net premiums earned on the specialty lines increased primarily due to a $44.7 million increase in premiums earned on the aviation lines.
Losses and Loss Expenses
     Losses and loss expenses for the year ended December 31, 2010 were $987.6 million compared to $523.8 million for the year ended December 31, 2009, an increase of $463.8 million or 88.6%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the year ended December 31, 2010 and 2009 were 56.1% and 36.1%, respectively. Details of loss ratios by line of business are provided below.

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009(a)	December 31, 2008
Property	60.5%	15.9%	69.7%
Marine	50.3%	61.1%	68.7%
Specialty	52.2%	49.4%	35.2%
All lines	56.1%	36.1%	61.5%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     At December 31, 2010 and 2009, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the year ended December 31, 2010.

	As at December 31, 2010
			Total Gross Reserve for
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Losses and Loss Expenses
Property	$506,506	$397,941	$904,447
Marine	317,469	322,259	639,728
Specialty	211,906	279,892	491,798

Total	$1,035,881	$1,000,092	$2,035,973

	As at December 31, 2010
			Total Net Reserve for
(Dollars in thousands)	Net Case Reserves	Net IBNR	Losses and Loss Expenses
Property	$458,087	$358,895	$816,982
Marine	275,877	261,390	537,267
Specialty	165,302	233,288	398,590

Total	$899,266	$853,573	$1,752,839

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2010.

	Year Ended December 31, 2010
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$742,510	$903,986	$(24,362)	$1,622,134
Losses recoverable	(49,808)	(156,319)	24,362	(181,765)

Net reserves at period beginning	692,702	747,667	—	1,440,369

Incurred losses- current year	672,227	471,969	—	1,144,196
Change in prior accident years	(70,617)	(85,993)	—	(156,610)

Incurred losses	601,610	385,976	—	987,586

Foreign exchange	2,908	(4,602)	—	(1,694)
Paid losses	(379,274)	(294,148)	—	(673,422)

Net reserves at period end	917,946	834,893	—	1,752,839

Losses recoverable	80,219	356,655	(153,740)	283,134

Gross reserves at period end	$998,165	$1,191,548	$(153,740)	$2,035,973

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss reserve development on prior years totaled $156.6 million. Of this $70.6 million related to the Validus Re segment and $86.0 million related to the Talbot segment. This favorable loss reserve development benefited the Company’s loss ratio by 8.9 percentage points for the year ended December 31, 2010. For the year ended December 31, 2010, the Company incurred $536.2 million of notable losses, excluding reserve for potential development on 2010 notable loss events, which represented 30.4 percentage points of the loss ratio. Net of $21.1 million in reinstatement premiums, the effect of these events on net income was $515.1 million. For the year ended December 31, 2009, the Company incurred $32.2 million of notable losses which represented 2.2 percentage points of the loss ratio. The Company’s loss ratios, excluding prior year development and notable loss events for the year ended December 31, 2010 and 2009 were 34.9% and 40.9%, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent notable loss events. The Company’s actual ultimate net loss may vary materially from estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. In the first quarter of 2010, the Company incurred $19.2 million for a reserve for potential development on 2010 notable loss events, which in the second quarter of 2010 was allocated to development on the Chilean Earthquake. In the second quarter of 2010, the Company made a provision for losses and loss expenses of $20.0 million in the reserve for development on 2010 notable loss events. In the third quarter of 2010, the reserve was increased by an additional provision of $30.0 million. In the fourth quarter of 2010, no further provisions were made and the Company allocated $16.6 million of the reserve for potential development on 2010 notable loss events to development on the New Zealand Earthquake. Therefore, as at December 31, 2010, the reserve for potential development on 2010 notable loss events is $33.4 million.
Validus Re. Validus Re losses and loss expenses for the year ended December 31, 2010 were $601.6 million compared to $186.7 million for the year ended December 31, 2009, an increase of $414.9 million or 222.2%. The Validus Re loss ratio, defined as losses and loss expenses divided by net premiums earned, was 57.2% and 23.5% for the year ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, Validus Re incurred $427.8 million of notable losses, which represented 40.7 percentage points of the Validus Re segment loss ratio, excluding reserve for potential development on 2010 notable loss events. For the year ended December 31, 2009, Validus Re incurred $25.5 million of notable losses, which represented 3.2 percentage points of the Validus Re segment loss ratio. Validus Re segment loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2010 and 2009 were 23.2% and 27.0%, respectively.

	Year Ended December 31,
	2010	2009 (a)	2008
Property — current year	63.3%	24.0%	65.8%
Property — change in prior accident years	(6.5)%	(11.3)%	(3.7)%

Property — loss ratio	56.8%	12.7%	62.1%

Marine — current year	79.8%	49.1%	90.5%
Marine — change in prior accident years	(10.0)%	15.9%	3.9%

Marine — loss ratio	69.8%	65.0%	94.4%

	Year Ended December 31,
	2010	2009 (a)	2008
Specialty — current year	42.9%	43.2%	37.1%
Specialty — change in prior accident years	(2.9)%	(8.0)%	(2.3)%

Specialty — loss ratio	40.0%	35.2%	34.8%

All lines — current year	63.9%	30.2%	66.7%
All lines — change in prior accident years	(6.7)%	(6.7)%	(2.3)%

All lines — loss ratio	57.2%	23.5%	64.4%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     For the year ended December 31, 2010, the Validus Re property lines losses and loss expenses include $484.6 million related to current year losses and $49.8 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the year ended December 31, 2010, Validus Re’s property lines incurred $350.7 million of notable losses, excluding the reserve for potential development on 2010 notable loss events, which represented 45.8 percentage points of the Validus Re property loss ratio. For the year ended December 31, 2009, Validus Re’s property lines incurred $23.5 million of notable losses, which represented 4.1 percentage points of the Validus Re property lines loss ratio. Validus Re property lines loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2010 and 2009 were 17.5% and 19.9%, respectively.
     For the year ended December 31, 2010, the Validus Re marine lines losses and loss expenses include $140.8 million related to current year losses and $17.6 million of favorable development relating to prior accident years. This favorable development is attributable to higher than expected recoveries associated with the 2007 California Wildfires, as well as lower than expected claims development. For the year ended December 31, 2010, Validus Re marine lines incurred $51.3 million of notable losses, excluding reserve for potential development on 2010 notable loss events, which represented 29.1 percentage points of the Validus Re marine lines loss ratio. For the year ended December 31, 2009, the Validus Re marine lines did not experience any notable losses. Validus Re marine lines loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2010 and 2009 were 50.7% and 49.1%, respectively.
     For the year ended December 31, 2010, the Validus Re specialty lines losses and loss expenses include $46.7 million related to current year losses and $3.2 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the year ended December 31, 2010, Validus Re specialty lines incurred $25.8 million of notable losses, which represented 23.7 percentage points of the Validus Re specialty lines loss ratio, excluding the reserve for potential development on 2010 notable loss events. For the year ended December 31, 2009 the Validus Re specialty lines incurred $2.1 million of notable losses, which represented 2.2 percentage points of the Validus Re specialty lines loss ratio. Validus Re specialty lines loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2010 and 2009 were 19.2% and 41.0%, respectively.
Talbot. Talbot losses and loss expenses for the year ended December 31, 2010 were $386.0 million compared to $337.1 million for the year ended December 31, 2009, an increase of $48.9 million, or 14.5%. Talbot losses and loss expenses include $472.0 million related to current year losses and $86.0 million of favorable loss development relating to prior accident years. Favorable loss reserve development benefited the Talbot segment loss ratio by 12.1 percentage points for the year ended December 31, 2010. For the year ended December 31, 2010, Talbot incurred $108.4 million of notable losses, which represented 15.3 percentage points of the Talbot segment loss ratio. For the year ended December 31, 2009, Talbot incurred $6.7 million of notable losses, which represented 1.0 percentage points of the Talbot segment loss ratio. Talbot loss ratios, excluding prior year development and loss events identified above, for the year ended December 31, 2010 and 2009 were 52.0% and 58.0%, respectively. Details of loss ratios by line of business and calendar period are provided below.

	Year Ended December 31, 2010
	2010	2009	2008
Property — current year	92.8%	50.0%	104.9%
Property — change in prior accident years	(14.2)%	(20.6)%	(4.9)%

Property — loss ratio	78.6%	29.4%	100.0%

Marine — current year	57.1%	65.0%	64.8%
Marine — change in prior accident years	(19.5)%	(5.6)%	(6.3)%

Marine — loss ratio	37.6%	59.4%	58.5%

Specialty — current year	60.7%	57.4%	50.0%
Specialty — change in prior accident years	(3.9)%	(2.5)%	(14.6)%

Specialty — loss ratio	56.8%	54.9%	35.4%

All lines — current year	66.5%	59.0%	67.4%
All lines — change in prior accident years	(12.1)%	(7.5)%	(9.1)%

All lines — loss ratio	54.4%	51.5%	58.3%
     For the year ended December 31, 2010, the Talbot property lines losses and loss expenses include $146.3 million related to current year losses and $22.5 million of favorable loss development relating to prior accident years. The prior year favorable development is primarily due lower than expected claim development on the property facultative and binder lines, together with favorable development on hurricanes Katrina and Ike. For the year ended December 31, 2010, the Talbot property lines incurred $71.4 million of notable losses, which represented 45.3 percentage points of the Talbot property lines loss ratio. For the year ended December 31, 2009, the Talbot property lines incurred $0.3 million of notable losses, which represented 0.2 percentage points of the Talbot property lines loss ratio. Talbot property lines loss ratio, excluding prior year development and the loss events identified above, for the year ended December 31, 2010 and 2009 were 47.5% and 49.8%, respectively.
     For the year ended December 31, 2010, the Talbot marine lines losses and loss expenses include $153.4 million related to current year losses and $52.4 million of favorable development relating to prior accident years. The prior year favorable development is due to lower than expected attritional loss development across a number of lines, in particular on the hull and energy lines. For the year ended December 31, 2010, the Talbot marine lines incurred $17.6 million of notable losses, which represented 6.6 percentage points of the Talbot marine lines loss ratio. For the year ended December 31, 2009, the Talbot marine lines did not experience any notable loss events. Talbot marine lines loss ratios, excluding prior year development and the loss events identified above, for the year ended December 31, 2010 and 2009 were 50.5% and 65.0%, respectively.
     For the year ended December 31, 2010, the Talbot specialty lines losses and loss expenses include $172.2 million relating to current year losses and $11.1 million of favorable development on prior accident years. The prior year favorable development is primarily due to lower than expected claims across most of the specialty sub-classes, partially offset by one notable loss on the financial institutions lines. For the year ended December 31, 2010, Talbot incurred $19.3 million of notable losses, which represented 6.8 percentage points of the Talbot specialty lines loss ratio. For the year ended December 31, 2009, the Talbot specialty lines incurred $6.4 million of notable losses, which represented 2.6 percentage points of the Talbot loss ratio. Talbot specialty lines loss ratios, excluding prior year development and the loss events identified above, for the year ended December 31, 2010 and 2009 were 55.8% and 54.8%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the year ended December 31, 2010 were $292.9 million compared to $263.0 million for the year ended December 31, 2009, an increase of $29.9 million or 11.4%. Policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2010 and 2009 were 16.6% and 18.1%, respectively. Details of policy acquisition costs by line of business are provided below.

	Year Ended			Year Ended			Year Ended
	December 31, 2010			December 31, 2009 (a)			December 31, 2008
		Policy			Policy			Policy
(Dollars in	Policy	Acquisition	Acquisition Cost	Policy	Acquisition	Acquisition Cost	Policy Acquisition	Acquisition	Acquisition Cost
thousands)	Acquisition Costs	Costs (%)	Ratio	Acquisition Costs	Costs (%)	Ratio	Costs	Costs (%)	Ratio
Property	$119,894	40.9%	13.0%	$104,912	39.9%	14.7%	$97,345	41.3%	16.3%
Marine	92,271	31.5%	20.7%	86,295	32.8%	21.7%	74,372	31.7%	20.2%
Specialty	80,734	27.6%	20.6%	71,759	27.3%	21.1%	63,234	26.9%	21.8%

Total	$292,899	100.0%	16.6%	$262,966	100.0%	18.1%	$234,951	100.0%	18.7%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Validus Re. Validus Re policy acquisition costs for the year ended December 31, 2010 were $160.6 million compared to $127.4 million for the year ended December 31, 2009, an increase of $33.2 million or 26.0%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Year Ended			Year Ended			Year Ended
	December 31, 2010			December 31, 2009 (a)			December 31, 2008
		Policy			Policy			Policy
(Dollars in	Policy	Acquisition	Acquisition Cost	Policy	Acquisition	Acquisition Cost	Policy Acquisition	Acquisition	Acquisition Cost
thousands)	Acquisition Costs	Costs (%)	Ratio	Acquisition Costs	Costs (%)	Ratio	Costs	Costs (%)	Ratio
Property	$112,550	70.1%	14.7%	$88,589	69.5%	15.3%	$75,717	75.5%	15.8%
Marine	33,691	21.0%	19.1%	25,311	19.9%	20.5%	14,718	14.7%	14.1%
Specialty	14,358	8.9%	13.2%	13,533	10.6%	14.4%	9,808	9.8%	13.9%

Total	$160,599	100.0%	15.3%	$127,433	100.0%	16.0%	$100,243	100.0%	15.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs. Validus Re policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2010 and 2009 were 15.3% and 16.0%, respectively. The Validus Re policy acquisition ratio has remained relatively stable for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in the marine policy acquisition ratio was due to an increase in 2010 in the proportion of net earned premium from reinstatement premiums which experience lower, or zero, acquisition costs.
Talbot. Talbot policy acquisition costs for the year ended December 31, 2010 were $143.8 million compared to $139.9 million for the year ended December 31, 2009, an increase of $3.8 million or 2.7%. Details of Talbot policy acquisition costs by line of business are provided below.

	Year Ended			Year Ended			Year Ended
	December 31, 2010			December 31, 2009 (a)			December 31, 2008
		Policy			Policy			Policy
(Dollars in	Policy	Acquisition	Acquisition Cost	Policy	Acquisition	Acquisition Cost	Policy Acquisition	Acquisition	Acquisition Cost
thousands)	Acquisition Costs	Costs (%)	Ratio	Acquisition Costs	Costs (%)	Ratio	Costs	Costs (%)	Ratio
Property	$18,628	12.9%	11.8%	$20,722	14.8%	15.4%	$21,937	16.2%	18.3%
Marine	58,614	40.8%	21.8%	60,984	43.6%	22.3%	59,654	44.2%	22.7%
Specialty	66,527	46.3%	23.5%	58,226	41.6%	23.7%	53,426	39.6%	24.3%

Total	$143,769	100.0%	20.3%	$139,932	100.0%	21.4%	$135,017	100.0%	22.4%

     Talbot policy acquisition costs as a percent of net premiums earned were 20.3% and 21.4%, respectively, for the year ended December 31, 2010 and 2009.
General and Administrative Expenses
     General and administrative expenses for the year ended December 31, 2010 were $209.3 million compared to $185.6 million for the year ended December 31, 2009, an increase of $23.7 million or 12.8%. The increase was primarily a result of increased Corporate segment expenses of $26.1 million, increased Talbot expenses of $17.7 million partially offset by a $20.1 million decrease in the Validus Re segment.

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
	General and	General and	General and	General and	General and	General and
(Dollars in	Administrative	Administrative	Administrative	Administrative	Administrative	Administrative
thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	Expenses	Expenses (%)
Validus Re	$45,617	21.8%	$65,710	35.4%	$34,607	28.0%
Talbot	114,043	54.5%	96,352	51.9%	71,443	57.6%
Corporate & Eliminations	49,630	23.7%	23,506	12.7%	17,898	14.4%

Total	$209,290	100.0%	$185,568	100.0%	$123,948	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     General and administrative expenses of $209.3 million in the year ended December 31, 2010 represents 11.9 percentage points of the expense ratio. Share compensation expenses are discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the year ended December 31, 2010 were $45.6 million compared to $65.7 million for the year ended December 31, 2009, a decrease of $20.1 million or 30.6%. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. General and administrative expenses have decreased primarily as a result of a decrease in salaries and benefits driven by the reallocation of staff during the first quarter of 2010, into the Corporate segment from the Validus Re segment compared to the year ended December 31, 2009. In addition, there was a reduction of the performance bonus accrual and a reduction in employee severance costs relating to the IPC Acquisition compared to the prior year. Validus Re’s general and administrative expenses as a percent of net premiums earned for the year ended December 31, 2010 and 2009 were 4.3% and 8.3%, respectively.
Talbot. Talbot general and administrative expenses for the year ended December 31, 2010 were $114.0 million compared to $96.4 million for the year ended December 31, 2009, an increase of $17.7 million or 18.4%. Talbot general and administrative expenses have increased primarily as a result of the increase in staff costs and performance bonus accruals. There was an increase in staff from 238 at December 31, 2009 to 289 at December 31, 2010. In addition there was an increase of $5.6 million in Talbot’s syndicate costs, Lloyd’s subscription and central fund costs due to higher gross premiums written. Talbot’s general and administrative expenses as a percent of net premiums earned for the year ended December 31, 2010 and 2009 were 16.1% and 14.7%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the year ended December 31, 2010 were $49.6 million compared to $23.5 million for the year ended December 31, 2009, an increase of $26.1 million or 113.6%. During the first quarter of 2010, to better align the Company’s operating and reporting structure with its current strategy, there was a change in segment structure. This change was to allocate all ‘non-core underwriting’ expenses, predominantly general and administration and stock compensation expenses to the Corporate segment. Prior periods have not been restated as the change is immaterial to the consolidated financial statements. Corporate general and administrative expenses include executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole. In addition, general and administrative expenses have increased as a result of an increase in staff from 62 at December 31, 2009, to 89 at December 31, 2010.

Share Compensation Expenses
     Share compensation expenses for the year ended December 31, 2010 were $28.9 million compared to $27.0 million for the year ended December 31, 2009, an increase of $1.9 million or 6.9%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
		Share		Share		Share
	Share	Compensation	Share	Compensation	Share	Compensation
(Dollars in	Compensation	Expense	Compensation	Expense	Compensation	Expense
thousands)	Expense	Expenses (%)	Expense	Expenses (%)	Expense	Expenses (%)
Validus Re	$7,181	24.9%	$7,576	28.0%	$6,829	25.2%
Talbot	6,923	23.9%	7,171	26.5%	4,702	17.4%
Corporate & Eliminations	14,807	51.2%	12,290	45.5%	15,566	57.4%

Total	$28,911	100.0%	$27,037	100.0%	$27,097	100.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Share compensation expenses of $28.9 million in the year ended December 31, 2010 represents 1.6 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the year ended December 31, 2010 were $7.2 million compared to $7.6 million for the year ended December 31, 2009, a decrease of $0.4 million or 5.2%. Share compensation expenses as a percent of net premiums earned for the year ended December 31, 2010 and 2009 were 0.7% and 1.0%, respectively.
Talbot. Talbot share compensation expenses for the year ended December 31, 2010 were $6.9 million compared to $7.2 million for the year ended December 31, 2009 a decrease of $0.2 million or 3.5%. Share compensation expenses as a percent of net premiums earned for the year ended December 31, 2010 and 2009 were 1.0% and 1.1%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the year ended December 31, 2010 were $14.8 million compared to $12.3 million for the year ended December 31, 2009, an increase of $2.5 million or 20.5%, primarily due to the change in allocation of corporate expenses referred to above.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2010, 2009 and 2008.

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009 (a)	December 31, 2008
Losses and loss expenses ratio	56.1%	36.1%	61.5%
Policy acquisition costs ratio	16.6%	18.1%	18.7%
General and administrative expenses ratio (b)	13.5%	14.7%	12.0%

Expense ratio	30.1%	32.8%	30.7%

Combined ratio	86.2%	68.9%	92.2%

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009 (a)	December 31, 2008
Validus Re
Losses and loss expenses ratio	57.2%	23.5%	64.4%
Policy acquisition costs ratio	15.3%	16.0%	15.3%
General and administrative expenses ratio (b)	5.0%	9.2%	6.3%

Expense ratio	20.3%	25.2%	21.6%

Combined ratio	77.5%	48.7%	86.0%

Talbot
Losses and loss expenses ratio	54.4%	51.5%	58.3%
Policy acquisition costs ratio	20.3%	21.4%	22.4%
General and administrative expenses ratio (b)	17.0%	15.8%	12.6%

Expense ratio	37.3%	37.2%	35.0%

Combined ratio	91.7%	88.7%	93.3%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the year ended December 31, 2010 and 2009 were 13.5% and 14.7%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009 (a)		December 31, 2008
		Expenses as		Expenses as		Expenses as
		% of Net		% of Net		% of Net
		Earned		Earned		Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$209,290	11.9%	$185,568	12.8%	$123,948	9.8%
Share compensation expenses	28,911	1.6%	27,037	1.9%	27,097	2.2%

Total	$238,201	13.5%	$212,605	14.7%	$151,045	12.0%

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
Underwriting Income
     Underwriting income for the year ended December 31, 2010 was $242.4 million compared to $450.2 million for the year ended December 31, 2009, a decrease of $207.8 million or 46.2%.

	Year ended		Year ended		Year ended
	December 31,	% of Sub-	December 31,	% of Sub-	December 31,	% of Sub-
(Dollars in thousands)	2010	total	2009 (a)	total	2008	total
Validus Re	$236,193	80.0%	$408,127	84.7%	$91,207	69.3%
Talbot	59,212	20.0%	73,519	15.3%	40,316	30.7%

Sub total	295,405	100.0%	481,646	100.0%	131,523	100.0%

Corporate & Eliminations	(52,968)		(31,397)		(33,155)

Total	$242,437		$450,249		$98,368

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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

	Year Ended	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2010	December 31, 2009 (a)	December 31, 2008
Underwriting income	$242,437	$450,249	$98,368
Net investment income	134,103	118,773	139,528
Other income	5,219	4,634	5,264
Finance expenses	(55,870)	(44,130)	(57,318)
Gain on bargain purchase, net of expenses	—	287,099	—
Realized gain on repurchase of debentures	—	4,444	8,752
Net realized gains (losses) on investments	32,498	(11,543)	(1,591)
Net unrealized gains (losses) on investments	45,952	84,796	(79,707)
Foreign exchange gains (losses)	1,351	(674)	(49,397)

Net income before taxes	$405,690	$893,648	$63,899

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
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
     The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of underwriting income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining total annual incentive compensation.
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
Net Investment Income
     Net investment income for the year ended December 31, 2010 was $134.1 million compared to $118.8 million for the year ended December 31, 2009, an increase of $15.3 million or 12.9%. Net investment income increased due primarily to a larger fixed maturity portfolio as a result of the IPC Acquisition. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the years ended December 31, 2010, 2009 and 2008 are as presented below.

	Year Ended	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2010	December 31, 2009 (a)	December 31, 2008
Fixed maturities and short-term investments	$132,669	$117,631	$127,689
Cash and cash equivalents	8,180	3,374	13,416
Securities lending income	200	772	1,775

Total investment income	141,049	121,777	142,880
Investment expenses	(6,946)	(3,004)	(3,352)

Net investment income	$134,103	$118,773	$139,528

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.29% and 2.73% for the year ended December 31, 2010 and 2009, respectively and the average duration at December 31, 2010 was 2.27 years (December 31, 2009 — 2.24 years).
Other Income
     Other income for the year ended December 31, 2010 was $5.2 million compared to $4.6 million for the year ended December 31, 2009, an increase of $0.6 million or 12.6%.
Finance Expenses
     Finance expenses for the year ended December 31, 2010 were $55.9 million compared to $44.1 million for the year ended December 31, 2009, an increase of $11.7 million or 26.6%. The increase was primarily driven by $20.8 million in interest expense relating to the 8.875% Senior Notes due 2040 which were issued in the first quarter of 2010, a $3.2 million increase in interest expense on the credit facilities, partially offset by a $11.4 million decrease in Talbot third party FAL facility charges.
     Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Year Ended December 31, 2010
(Dollars in thousands)	2010	2009 (a)	2008
9.069% Junior Subordinated Deferrable Debentures	$14,354	$14,354	14,354
8.480% Junior Subordinated Deferrable Debentures	12,114	12,732	14,704
8.875% Senior Notes due 2040	20,770	—	—
Credit facilities	5,492	2,319	910
Talbot FAL Facility	333	542	255
Talbot other interest	—	—	(186)

	Year Ended December 31, 2010
(Dollars in thousands)	2010	2009 (a)	2008
Talbot third party FAL facility	2,807	14,183	27,281

Finance expenses	$55,870	$44,130	57,318

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). In underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. Because the third party FAL providers remain “on risk” until each year of account that their support closes (normally after three years). Talbot must retain third party FAL even if a third party FAL provider has ceased to support the active underwriting year. This is achieved by placing such FAL in escrow outside Lloyd’s. Thus the total FAL facility available to the Company is the total FAL for active and prior underwriting years, although the Company can only apply specific FAL against losses incurred by an underwriting year that such FAL is contracted to support. As of December 31, 2009, the 2007 year of account, which was the last year of account supported by the Talbot third party FAL facility, closed and all third party FAL was returned to its providers.
     For each year of account up to and including the 2007 year of account, between 30% and 40% of an amount equivalent to each underwriting years’ profit is payable to Talbot third party FAL providers. However, some of these costs are fixed. The FAL finance charges relate to total syndicate profit (underwriting income, investment income and realized and unrealized capital gains and losses). There are no third party FAL finance charges related to the 2008, 2009 and 2010 years of account as there were no third party FAL providers in those periods.
     FAL finance charges are based on syndicate profit but include fixed elements. Third party FAL finance charges for the year ended December 31, 2010 were $2.8 million compared to $14.2 million for the year ended December 31, 2009, a decrease of $11.4 million. This decrease was due to the closure of all third party supported years of account and the final settlement in 2010, of all remaining liabilities.
Tax (Expense) Benefit
     Tax expense for the year ended December 31, 2010 was $3.1 million compared to a benefit of ($3.8) million for the year ended December 31, 2009, a change of $6.9 million or 183.2%. For the twelve months ended December 31, 2010, the Talbot tax expense increased primarily due to the increase in profit commission within the Talbot segment compared to the year ended December 31, 2009. This was partially offset by an additional accrual of performance bonus and the effect of a reduced U.K corporate tax rate from 28% to 27% on deferred tax balances in the Talbot segment. The tax benefit for the year ended December 31, 2009 was primarily due to an $8.7 million adjustment to the U.K. tax basis of net unearned premiums and deferred acquisition costs, $3.7 million of U.K. tax credits on performance bonus and share compensation offset by ($8.3) million of U.K tax expenses on profit commissions and managing agency fees within the Talbot segment.
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
Net Realized Gains (Losses) on Investments
     Net realized gains on investments for the year ended December 31, 2010 were $32.5 million compared to losses of ($11.5) million for the year ended December 31, 2009, an increase of $44.0 million or 381.5%.
Net Unrealized Gains on Investments
     Net unrealized gains on investments for the year ended December 31, 2010 were $46.0 million compared to gains of $84.8 million for the year ended December 31, 2009, a decrease of $38.8 million or 45.8%.
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
Foreign Exchange Gains (Losses)
     Foreign exchange gains for the year ended December 31, 2010 were $1.4 million compared to losses of ($0.7) million for the year ended December 31, 2009, a favorable movement of $2.0 million. The favorable movement in foreign exchange was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the year ended December 31, 2010, as compared to the year ended December 31, 2009.
     For the year ended December 31, 2010, the Validus Re segment foreign exchange losses were ($1.2) million compared to losses of ($1.4) million for the year ended December 31, 2009, a favorable movement of $0.2 million. The favorable movement in Validus Re foreign exchange was due to a $2.9 million gain on a forward exchange contract entered into to hedge currency movements between US dollars and Chilean pesos, offset by a the net long position on premium receivable assets denominated in Euro and British pound sterling. The Euro to U.S. dollar exchange rates were 1.43 and 1.33 at December 31, 2009 and December 31, 2010, respectively. The British pound sterling to U.S. dollar exchange rates were 1.59 and 1.55 at December 31, 2009 and December 31, 2010, respectively. During the year ended December 31, 2010, the Euro depreciated by 7.0 percent, while the British pound sterling depreciated by 2.5 percent.
     For the year ended December 31, 2010, the Talbot segment foreign exchange gains were $2.1 million compared to gains of $0.7 million for the year ended December 31, 2009, a favorable movement of $1.4 million. The favorable movement in Talbot foreign exchange was due primarily to revaluation of syndicate overseas deposits held in Lloyd’s. The Euro to U.S. dollar exchange rates were 1.43 and 1.33 at December 31, 2009 and December 31, 2010, respectively. The British pound sterling to U.S. dollar exchange rates were 1.59 and 1.55 at December 31, 2009 and December 31, 2010, respectively. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At December 31, 2010, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $89.0 million and $20.1 million, respectively. The net balance consisted of British pounds sterling and Canadian dollars of $59.9 million and $9.0 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates.
Year Ended December 31, 2009 compared to 2008
     Net income for the year ended December 31, 2009 was $897.4 million compared to net income of $53.1 million for the year ended December 31, 2008, an increase of $844.3 million. The primary factors driving the increase in net income

•	Increase in underwriting income of $351.9 million due primarily to reduced losses and loss expenses of $248.4 million and increased net premiums earned of $193.1 million. For the year ended December 31, 2008, the Company incurred losses of $260.6 million and $22.1 million, respectively, as a result of Hurricanes Ike and Gustav;
•	Gain on bargain purchase, net of expenses of $287.1 million on the IPC Acquisition;
•	Increase in net unrealized gains on investments of $164.5 million due to improved market conditions for fixed income securities;
•	Decrease in foreign exchange (losses) of $48.7 million was due to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Foreign exchange (losses) for the year ended December 31, 2009 were ($0.7) million, as compared to ($49.4) million for the year ended December 31, 2008; and
•	Reduced finance expenses of $13.2 million due to reduced FAL costs.
The item noted above were partially offset by the following factor:
•	Decrease in net investment income of $20.8 million due to lower yields on cash and fixed income investments.

	Year Ended December 31, 2009
	Increase (decrease) over the year ended December 31, 2008 (a)
			Corporate and
			other reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Notable losses — net losses and loss expenses (b)	$231,573	$51,135	$—	$282,708
Notable losses — net reinstatement premiums (b)	(25,860)	(897)	—	(26,757)
Other underwriting income (loss)	111,207	(17,035)	1,758	95,930

Underwriting income (c)	316,920	33,203	1,758	351,881
Net investment income	(7,021)	(11,406)	(2,328)	(20,755)
Other income	4,840	(39)	(5,431)	(630)
Finance expenses	(895)	12,626	1,457	13,188

	313,844	34,384	(4,544)	343,684
Taxes	(75)	14,622	—	14,547

	313,769	49,006	(4,544)	358,231

Gain on bargain purchase, net of expenses	—	—	287,099	287,099
Realized gain on repurchase of debentures	—	—	(4,308)	(4,308)
Net realized gains on investments	4,290	(14,242)	—	(9,952)
Net unrealized (losses) gains on investments	159,923	4,580	—	164,503
Foreign exchange (losses)	15,295	33,372	56	48,723

Net income	$493,277	$72,716	$278,303	$844,296

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)	Hurricanes Ike and Gustav net losses and loss expenses and net reinstatement premiums recognized for the year ended December 31, 2008; therefore, figures exclude loss development in subsequent periods.

(c)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”
Other Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the year ended December 31, 2010 and 2009 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at December 31, 2010 and December 31, 2009.

	As at December 31, 2010
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$3,504,831	98,001,226		$35.76

Diluted book value per common share
Total shareholders’ equity	3,504,831	98,001,226
Assumed exercise of outstanding warrants	139,272	7,934,860	$17.55
Assumed exercise of outstanding stock options	54,997	2,723,684	$20.19
Unvested restricted shares	—	3,496,096

Diluted book value per common share	$3,699,100	112,155,866		$32.98

	As at December 31, 2009
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$4,031,120	128,459,478		$31.38

Diluted book value per common share
Total shareholders’ equity	4,031,120	128,459,478
Assumed exercise of outstanding warrants	139,576	7,952,138	$17.55
Assumed exercise of outstanding stock options	65,159	3,278,015	$19.88
Unvested restricted shares	—	3,020,651

Diluted book value per common share	$4,235,855	142,710,282		$29.68

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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the year ended December 31, 2010, 2009 and 2008 is described in the following table.

	Year Ended December 31,
(Dollars in thousands)	2010	2009 (a)	2008
Net cash provided by operating activities	$630,001	$555,116	$485,983
Net cash provided by (used in) investing activities	378,426	(442,633)	(269,810)
Net cash (used in) financing activities	(774,842)	(187,067)	(162,334)
Effect of foreign currency rate changes on cash and cash equivalents	(430)	12,321	(48,689)

Net increase (decrease) in cash	$233,155	$(62,263)	$5,150

(a)	The results of operations for IPC are consolidated only from the September 2009 date of acquisition.
     During the year ended December 31, 2010, net cash provided by operating activities of $630.0 million was driven primarily by increased levels of underwriting net premiums written arising from the impact of the IPC Acquisition in late 2009. A significant portion of the 2010 incurred losses have yet to be paid as of December 31, 2010, which resulted in cash provided from operating activities for the period being higher than net income for the period. Net cash provided by investing activities of $378.4 million was driven primarily by the net sales of short term securities of $208.3 million and a decrease in securities lending collateral of $67.0 million. The decrease in securities lending collateral was due to the winding down of the securities lending program beginning in the third quarter of 2010. Net cash used in financing activities of $774.8 million was driven primarily by the purchase of $856.9 million of common shares under the Company’s share repurchase program and the payment of $105.7 million in quarterly dividends, partially offset by the issuance $246.8 million of 8.875% Senior Notes due 2040.
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
     As at December 31, 2010, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $5,118.9 million or 89.2% of total cash and investments. Details of the Company’s debt and financing arrangements at December 31, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	268,944
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31, 2010	68,063

Total		$901,807

Capital Resources
     Shareholders’ equity at December 31, 2010 was $3,504.8 million.
     On February 9, 2011, the Company announced that its Board of Directors (the “Board”) had increased the Company’s annual dividend by 13.6% from $0.88 to $1.00 per common share and common share equivalent for which each outstanding warrant is exercisable.
     On February 9, 2011, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on March 31, 2011 to holders of record on March 15, 2011. During 2010, the Company paid quarterly cash dividends of $0.22 per each common share and $0.22 per common share equivalent for which each outstanding warrant is exercisable on March 31, June 30 and September 30 to holders of record on March 15, June 15 and September 15, 2010 respectively.
     The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
     The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. In November 2009, the Board of Directors of the Company authorized an initial $400.0 million share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750.0 million to shareholders. This amount is in addition to, and in excess of, the $135.5 million of common shares purchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300.0 million in common shares. On November 4, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300.0 million in common shares. In addition, the Board of Directors authorized separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital LLC, and Vestar Capital Partners pursuant to which the Company has repurchased $61.6 million in common shares. On December 20, 2010, the Board of Directors authorized the Company to return up to $400.0 million to shareholders. This amount is in addition to the $929.2 million of common shares purchased by the Company through December 23, 2010 under its previously authorized share repurchase program.
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
     On November 4, 2010, the Company announced that its Board of Directors had approved share repurchase transactions aggregating $300.0 million. These repurchases were effected by a tender offer which the Company

     For the period November 4, 2009 through February 9, 2011 the Company repurchased 35.0 million shares at a cost of $947.2 million under the share repurchase program.
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
     The Company’s contractual obligations and commitments as at December 31, 2010 are set out below:

	Payment Due by Period
		Less Than			More Than
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Reserve for losses and loss expenses (a)	$2,035,973	$1,014,779	$687,468	$254,252	79,474
Senior Notes (b)	654,531	22,187	44,374	44,374	543,596
Junior Subordinated Deferrable Debentures (including interest payments) (c)	314,384	168,657	145,727	—	—
Operating lease obligations	26,149	2,168	5,673	7,728	10,580

Total	$3,031,037	$1,207,791	$883,242	$306,354	$633,650

(a)	The reserve for losses and loss expenses represents an estimate, including actuarial and statistical projections at a given point in time of an insurer’s or reinsurer’s expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which the Company has operated, thereby providing limited claims loss emergence patterns specifically for the Company. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates. The actual payment of the reserve for losses and loss expenses will differ from estimated payouts.

(b)	The 8.875% Senior Notes mature on January 26, 2040.

(c)	The 9.069% Junior Subordinated Deferrable Debentures and the 8.480% Junior Subordinated Deferrable Debentures mature on June 15, 2036 and June 15, 2037, respectively.
     The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis:

Capital at
(Dollars in thousands)	December 31, 2010
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$3,107,749
IPCRe, Ltd	306,659

Total Validus Reinsurance, Ltd. (consolidated)	3,414,408
Talbot Holdings, Ltd	719,267
Other subsidiaries, net	8,647

Total consolidated capitalization	4,142,322
Other, net	(40,617)
Senior notes payable	(246,874)
Debentures payable	(350,000)

Total shareholders’ equity	$3,504,831

Ratings
     The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of February 18, 2011:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)

Validus Holdings, Ltd.
Issuer credit rating	bbb-	BBB	Baa2	BBB+
Senior debt	bbb-	BBB	—	BBB
Subordinated debt	bb+	BBB-	—	BB+
Preferred stock	bb	BB+	—	—
Outlook on ratings	Positive	Stable	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A-	A-	A3	A-
Issuer credit rating	a-	—	—	—
Outlook on ratings	Positive	Stable	Stable	Stable

IPCRe Ltd.
Financial strength rating	A-	—	—	—
Issuer credit rating	a-	—	—	—
Outlook on rating	Stable	—	—	—

Validus Re Europe Ltd.
Financial strength rating	A-	—	—	—
Issuer credit rating	a-	—	—	—
Outlook on rating	Stable	—	—	—

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)

Talbot
Financial strength rating applicable to all Lloyds syndicates	A	A+	—	A+

(a)	The A.M. Best ratings were most recently affirmed on November 3, 2010

(b)	The S&P ratings were upgraded to the levels noted above on August 24, 2010

(c)	All Moody’s ratings were most recently referred to in a November 16, 2010 Credit opinion on the Validus Holdings, Ltd.

(d)	All Fitch ratings were most recently affirmed on January 10, 2011
Recent accounting pronouncements
     Please refer to Note 4 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at December 31, 2010.

(Dollars in thousands)	Commitments (a)	Outstanding
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800
8.875% Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	268,944
Talbot FAL Facility (b)	25,000	25,000
IPC Bi-Lateral Facility	80,000	68,063

Total	$1,605,000	$901,807

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Please refer to Note 16 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of the Company’s debt and financing arrangements.
     On January 21, 2010, the Company offered and sold $250.0 million of Senior Notes due 2040 (the “8.875% Senior Notes”) in a registered public offering. The 8.875% Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. Interest on the 8.875% Senior Notes is payable at 8.875% per annum through January 26, 2040. Interest on the Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $244.0 million from the sale of the 8.875% Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, were used by the Company for general corporate purposes, which included the repurchase of our outstanding capital stock and dividends to our shareholders.
Regulation
     Validus Re, IPCRe Limited, AlphaCat Reinsurance and Talbot Insurance (Bermuda) Ltd. (“TIBL”) (the “Bermuda registered companies”) are registered under the Insurance Act 1978 of Bermuda (“the Act”). Under the Act, the Bermuda registered companies are required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires the Bermuda registered companies to meet minimum solvency and liquidity requirements. For the year ended December 31, 2010, the Bermuda registered companies satisfied these requirements. Please refer to the Notes to the Consolidated Financial Statements (Part II, Item 8) for further discussion of statutory and regulatory requirements.
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
     Talbot’s underwriting activities are regulated by the Financial Services Authority (“FSA”). The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents which it regulates including the power to remove their authorization to manage Lloyd’s syndicates. In addition, Talbot’s managing agent operates under the Lloyd’s “franchise.” Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd’s).
     The UK Government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The Government will create a new Financial Policy Committee (FPC) within the Bank, which will look at the wider economic and financial risks to the stability of the system.
     In addition, the FSA will cease to exist in its current form, and the Government will create two new focused financial regulators:
     • A new Prudential Regulation Authority (PRA) which will be responsible for the day-to-day supervision of financial institutions that are subject to significant prudential regulation. The PRA will adopt a more judgment-focused approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability.
     • An independent consumer protection and markets authority (CPMA) which will take a tough approach to regulating how firms conduct their business. The CPMA will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.
     The consultation on the proposed reforms closed in October 2010 and the UK Government will present more detailed policy and legislative proposals for further consultation early in 2011. The UK Government intends to introduce legislation to implement its proposals in mid-2011 and the passage of legislation is expected to take approximately one year. The new regulatory framework is anticipated to be in place by the end of 2012.
     Lloyd’s is keeping abreast of these developments and lobbying on behalf of the Market when necessary. It is likely that Lloyd’s itself and managing agency businesses will come under the day-to-day supervision of the PRA in due course.
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
Investments
     A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in a significant amount of losses on short notice. Accordingly, the Company’s investment portfolio is structured to provide significant liquidity and preserve capital, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities.
     Substantially all of the fixed maturity investments held at December 31, 2010 were publicly traded. At December 31, 2010, the average duration of the Company’s fixed maturity portfolio was 2.27 years (December 31, 2009: 2.24 years) and the average rating of the portfolio was AA+ (December 31, 2009: AA+). At December 31, 2010, the total fixed maturity portfolio was $4,823.9 million (December 31, 2009: $4,869.4 million), of which $2,946.5 million (December 31, 2009: $3,287.9 million) were rated AAA.
     On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. The redemption amounted to $89.4 million and the company has received full proceeds. As of December 31, 2010, the Company held a fund of hedge fund side pocket of $12.9 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable.
     With the exception of the bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $38.1 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at December 31, 2010 were $58.7 million of catastrophe bonds, $52.6 million of bank loans and $2.1 million of corporate bonds.
     Cash and cash equivalents and investments held by Talbot of $1,489.2 million at December 31, 2010 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408.1 million). Total cash and cash equivalents and investments in Talbot were $1,592.1 million at December 31, 2010 (December 31, 2009: $1,420.4 million).
     As of December 31, 2010, the Company had approximately $1.6 million of asset-backed securities with sub-prime collateral (December 31, 2009: $4.2 million) and $9.9 million of Alt-A RMBS (December 31, 2009: $82.3 million).
Goodwill and Intangible Assets
     The Company has performed an impairment analysis of its carried goodwill and indefinite lived intangible assets as required by U.S. GAAP. The analysis included a comparison of the Company’s market capitalization to book value ratio. Management has also evaluated the fair value of Talbot relative to its book value on the following basis:
     1) Gross premium written for 2009 and 2010;
     2) Internal demand for and valuation of syndicate capacity, and utilization of Lloyd’s licenses; and
     3) External demand for syndicate capacity.
     Reporting units are consistent with the segmental basis. Based on its analysis, management has concluded that an impairment valuation is not required against the carried goodwill and indefinite lived intangible assets.
Cash Flows
     During the year ended December 31, 2010 and 2009, the Company generated net cash from operating activities of $630.0 million and $551.1 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

     As of December 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $620.7 million and $387.6 million, respectively.
     The Company has written certain (re)insurance business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at December 31, 2010, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;
•	our ability to obtain and maintain ratings, which may affect by our ability to raise additional equity or debt financings, as well as other factors described herein;
•	adequacy of the Company’s risk management and loss limitation methods;
•	cyclicality of demand and pricing in the insurance and reinsurance markets;
•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;
•	adequacy of the Company’s loss reserves;
•	continued availability of capital and financing;
•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;
•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;
•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;
•	potential loss of business from one or more major insurance or reinsurance brokers;
•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;
•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we operate;
•	the integration of businesses we may acquire or new business ventures, including overseas offices, we may start;
•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;
•	the effect on the Company’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;
•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;
•	availability and cost of reinsurance and retrocession coverage;
•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;
•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;
•	changes in domestic or foreign laws or regulations, or their interpretations;
•	changes in accounting principles or the application of such principles by regulators;
•	statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and
•	the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2010, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.
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
ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk
We are principally exposed to five types of market risk:
•	interest rate risk;
•	foreign currency risk;
•	credit risk;
•	liquidity risk; and
•	inflation risk.

     Interest Rate Risk: The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of the Company’s fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of the Company’s fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities the Company assumes.
     As at December 31, 2010, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.3%, or approximately $118.7 million. As at December 31, 2010, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.0% or approximately $103.8 million.
     As at December 31, 2009, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.3%, or approximately $123.8 million. As at December 31, 2009, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.1% or approximately $111.9 million.
     As at December 31, 2010, the Company held $644.4 million (December 31, 2009: $768.6 million), or 13.4% (December 31, 2009: 15.8%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of December 31, 2010, $545.2 million, or 7.7% of our total assets and $638.3 million, or 18.0% of our total liabilities were held in foreign currencies. As of December 31, 2010, $87.0 million, or 2.4% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of December 31, 2009, $405.4 million, or 5.8% of our total assets and $413.9 million, or 13.9% of our total liabilities were held in foreign currencies. As of December 31, 2009, $81.2 million, or 2.7% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Item 8, Note 8 “Derivative Instruments Used in Hedging Activities”, of the Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
     Credit Risk: We are exposed to credit risk from the possibility that counterparties may default on their obligations to us. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverable from reinsurers. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. Where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to

2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At December 31, 2010, 1.9% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.2% of total investments, other than with respect to government securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers at the Talbot segment. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2010, 97.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2009 99.3% rated A-) or from reinsurers posting full collateral.
     Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 8.8% (December 31, 2009: 11.9%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2010, the Company had $2,102.1 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at December 31, 2010 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
9.069% Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
8.480% Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
8.875% Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	268,944
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31, 2010	68,063

Total		$901,807

     Inflation Risk: We do not believe that inflation has had or will have a material effect on our combined results of operations, except insofar as (a) inflation may affect interest rates, and (b) losses and loss expenses may be affected by inflation.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the Framework criteria.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report included in this filing.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain of the information required by this item relating to the executive officers of the Company may be found starting at page 39. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

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
     The following table displays certain information regarding our equity compensation plan at December 31, 2010:

			Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon Exercise of	Weighted-Average	for Future Issuance
	Outstanding Options and	Exercise Price of	Under Equity
(Dollars in thousands)	Restricted Stock	Outstanding Options	compensation plans
2005 Amended and Restated Long-Term Incentive Plan	5,530,939	$20.19	$7,595,957
Director Stock Compensation Plan	4,727	—	52,416
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
PART IV

Item 15. Exhibits and Financial Statement Schedules
     Financial Statements, Financial Statement Schedules and Exhibits.

a)	Financial Statements and Financial Statement Schedules are included as pages F-1 to F-66.
b)	The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.
EXHIBITS

Exhibit
Number	Description of Document
3.1	Memorandum of Association dated October 10, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)

3.2	Amended and Restated Bye-laws (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.1	Specimen Common Share Certificate (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.3	Form of Warrant (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.4	Form of Amendment to Warrants dated as of December 21, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 1, 2007)

4.5	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.6	Form of 9.069% Junior Subordinated Deferrable Debentures (Included in Exhibit 10.8 hereto) (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.7	First Supplemental Indenture to the above Indenture dated as of September 15, 2006 (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.8	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.9	Form 8.480% Junior Subordinated Deferrable Debentures (Included in Exhibit 10.8 hereto) (Incorporated by Reference from S-1 SEC File No. 333-139989)

4.10	Senior Note Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)

4.11	8.875% Senior Notes Supplemental Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)

4.12	Form of 8.875% Senior Note (Included in Exhibit 4.9 hereto) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010)

10.1	Shareholders’ Agreement dated as of December 12, 2005 among Validus Holdings, Ltd. and the Shareholders Named Therein (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.2	Repurchase Agreement, entered into as of November 4, 2010, by and between Validus Holdings, Ltd. and the Aquiline Capital Partners LLC entities listed on Schedule A thereto (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2010)

10.3	Repurchase Agreement, entered into as of November 4, 2010, by and between Validus Holdings, Ltd. and the New Mountain Capital, LLC entities listed on Schedule A thereto (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2010)

10.4	Repurchase Agreement, entered into as of November 4, 2010, by and between Validus Holdings, Ltd. and the Vestar Capital Partners entities listed on Schedule A thereto (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2010)

Exhibit
Number	Description of Document
10.5	Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.6	Three-Year Unsecured Letter of Credit Facility Agreement (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.7	First Amendment to each of the Three-Year Unsecured Letter of Credit Facility Agreement and the Five-Year Secured Letter of Credit Facility Agreement (Incorporated by Reference from 8-K filed with the SEC on October 26, 2007)

10.8	Second Amendment, dated as of July 24, 2009, to each of the Three-Year Unsecured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, and the Five-Year Secured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009)

10.9	Third Amendment, dated as of March 12, 2010, to the Five-Year Secured Letter of Credit Facility dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007 and the Second Amendment dated as of July 24, 2009, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010)

10.10	Talbot Standby Letter of Credit Facility dated as of November 28, 2007 (Incorporated by Reference from 8-K filed with the SEC on December 4, 2007)

10.11	Amendment No. 1, dated as of July 23, 2009, to the $100 million Standby Letter of Credit Facility dated as of November 28, 2007, among Talbot Holdings Ltd., Validus Holdings, Ltd., the Lenders party thereto and Lloyds TSB Bank plc, as Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2009)

10.12	Amendment and Restatement Agreement dated as of November 19, 2009 relating to a $100 million Standby Letter of Credit Facility dated as of 28 November 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2009)

10.13	Three-Year Unsecured Letter of Credit Facility, dated as of March 12, 2010, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders and Deutsche Bank Securities Inc, as syndication agent (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010)

10.14	Three-Year Unsecured Bi-Lateral Revolving Credit Facility, dated as of March 12, 2010, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor and Lloyds TSB Bank plc (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010)

10.15	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.15.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

10.16	Retirement and Advisory Agreement dated as of October 20, 2010 between Validus Holdings, Ltd. and George P. Reeth (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2010)

10.17 *	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino dated as of February 17, 2011

Exhibit
Number	Description of Document
10.18	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.18.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by Reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

10.19	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Conan M. Ward dated as of March 17, 2010 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 7, 2010)

10.20	Employment Agreement between Validus Holdings, Ltd. and Jerome Dill (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.21	Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Jonathan P. Ritz. (Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2010)

10.21.1*	Amendment No. 1 to Employment Agreement between Validus Holdings, Ltd. and Jonathan P. Ritz dated as of October 1, 2010

10.22	Service Agreement between Talbot Underwriting Services, Ltd. and Charles Neville Rupert Atkin (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.23	Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.23.1	Amendment No. 1 to Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 13, 2008)

10.24	Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.25	Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.26	Discretionary Advisory Agreement with Goldman Sachs Asset Management (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.27	Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.28*	Form of Amended Post-IPO Restricted Share Award Agreement for Validus Executive Officers

10.29	Form of Pre-IPO Restricted Share Agreement for Executive Officers (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.30	Form of Restricted Share Agreement at Talbot Acquisition Date for Messrs. Atkin, Bonvarlet and Carpenter (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.31*	Form of Amended Restricted Share Agreement for Talbot Executive Officers

10.32	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.33	Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.34	Form of Stock Option Agreement for Executive Officers prior to 2008 (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.35	Form of Stock Option Agreement for Executive Officers commencing in 2008 (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.36*	Form of Performance Share Award Agreement for Validus Executive Officers

Exhibit
Number	Description of Document
10.37*	Form of Performance Share Award Agreement for Talbot Executive Officers

10.38	Nonqualified Supplemental Deferred Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.39	Validus Holdings, Ltd. Director Stock Compensation Plan (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.39.1	Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009 (Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009)

10.40	Share Sale Agreement between Validus Holdings, Ltd. and the Shareholders of Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.41	Agreement to Provide Information between Validus Holdings, Ltd. and Talbot Holdings Ltd. (Incorporated by Reference from S-1 SEC File No. 333-139989)

10.42	Agreement and Plan of Amalgamation, dated as of July 9, 2009, among IPC Holdings, Ltd., Validus Holdings, Ltd. and Validus Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009).

21*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers

24	Power of attorney (Incorporated by Reference from signature page)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certification

101.1 INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hamilton, Bermuda, on February 18, 2011.

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

Signature	Title	Date

/s/ Edward J. Noonan Name: Edward J. Noonan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/s/ Joseph E. (Jeff) Consolino Name: Joseph E. (Jeff) Consolino	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2011

/s/ John Fitzpatrick Name: John Fitzpatrick	Director	February 18, 2011

/s/ Matthew J. Grayson Name: Matthew J. Grayson	Director	February 18, 2011

/s/ Jeffrey W. Greenberg Name: Jeffrey W. Greenberg	Director	February 18, 2011

/s/ John J. Hendrickson Name: John J. Hendrickson	Director	February 18, 2011

/s/ Sander Levy Name: Sander Levy	Director	February 18, 2011

/s/ Jean-Marie Nessi Name: Jean-Marie Nessi	Director	February 18, 2011

/s/ Mandakini Puri Name: Mandakini Puri	Director	February 18, 2011

/s/ Christopher E. Watson Name: Christopher E. Watson	Director	February 18, 2011

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Validus Holdings, Ltd.
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 18, 2011

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at December 31, 2010 and 2009
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,
	2010	2009
Assets
Fixed maturities, at fair value (amortized cost: 2010 - $4,772,037; 2009 - $4,870,395)	$4,823,867	$4,869,378
Short-term investments, at fair value (amortized cost: 2010 - $273,444; 2009 - $482,632)	273,514	481,766
Other investments, at fair value (amortized cost: 2010 - $18,392; 2009 - $35,941)	21,478	37,615
Cash and cash equivalents	620,740	387,585

Total investments and cash	5,739,599	5,776,344
Premiums receivable	568,761	551,616
Deferred acquisition costs	123,897	112,329
Prepaid reinsurance premiums	71,417	73,164
Securities lending collateral	22,328	90,350
Loss reserves recoverable	283,134	181,765
Paid losses recoverable	27,996	14,782
Income taxes recoverable	1,142	2,043
Intangible assets	118,893	123,055
Goodwill	20,393	20,393
Accrued investment income	33,726	38,077
Other assets	49,592	35,222

Total assets	$7,060,878	$7,019,140

Liabilities
Reserve for losses and loss expenses	$2,035,973	$1,622,134
Unearned premiums	728,516	724,104
Reinsurance balances payable	63,667	65,414
Securities lending payable	23,093	90,106
Deferred income taxes	24,908	24,508
Net payable for investments purchased	43,896	44,145
Accounts payable and accrued expenses	99,320	127,809
Senior notes payable	246,874	—
Debentures payable	289,800	289,800

Total liabilities	3,556,047	2,988,020

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2010 - 132,838,111; 2009 - 131,616,349; Outstanding: 2010 - 98,001,226; 2009 - 128,459,478)	23,247	23,033
Treasury shares (2010 - 34,836,885; 2009 - 3,156,871)	(6,096)	(553)
Additional paid-in-capital	1,860,960	2,675,680
Accumulated other comprehensive (loss)	(5,455)	(4,851)
Retained earnings	1,632,175	1,337,811

Total shareholders’ equity	3,504,831	4,031,120

Total liabilities and shareholders’ equity	$7,060,878	$7,019,140

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,	December 31,
	2010	2009	2008
Revenues
Gross premiums written	$1,990,566	$1,621,241	$1,362,484
Reinsurance premiums ceded	(229,482)	(232,883)	(124,160)

Net premiums written	1,761,084	1,388,358	1,238,324
Change in unearned premiums	39	61,219	18,194

Net premiums earned	1,761,123	1,449,577	1,256,518
Gain on bargain purchase, net of expenses	—	287,099	—
Net investment income	134,103	118,773	139,528
Realized gain on repurchase of debentures	—	4,444	8,752
Net realized gains (losses) on investments	32,498	(11,543)	(1,591)
Net unrealized gains (losses) on investments	45,952	84,796	(79,707)
Other income	5,219	4,634	5,264
Foreign exchange gains (losses)	1,351	(674)	(49,397)

Total revenues	1,980,246	1,937,106	1,279,367

Expenses
Losses and loss expenses	987,586	523,757	772,154
Policy acquisition costs	292,899	262,966	234,951
General and administrative expenses	209,290	185,568	123,948
Share compensation expenses	28,911	27,037	27,097
Finance expenses	55,870	44,130	57,318

Total expenses	1,574,556	1,043,458	1,215,468

Net income before taxes	405,690	893,648	63,899
Tax (expense) benefit	(3,126)	3,759	(10,788)

Net income	$402,564	$897,407	$53,111

Comprehensive income
Foreign currency translation adjustments	(604)	3,007	(7,809)

Comprehensive income	$401,960	$900,414	$45,302

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	116,018,364	93,697,194	74,677,903
Diluted	120,630,945	97,168,409	75,819,413

Basic earnings per share	$3.41	$9.51	$0.62

Diluted earnings per share	$3.34	$9.24	$0.61

Cash dividends declared per share	$0.88	$0.80	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,	December 31,
	2010	2009	2008
Common shares
Balance — Beginning of period	$23,033	$13,235	$12,985
Common shares issued, net	214	9,798	250

Balance — End of period	$23,247	$23,033	$13,235

Treasury shares
Balance — Beginning of period	$(553)	$—	$—
Repurchase of common shares	(5,543)	(553)	—

Balance — End of period	$(6,096)	$(553)	$—

Additional paid-in capital
Balance — Beginning of period	$2,675,680	$1,412,635	$1,384,604
Common shares issued, net	7,752	1,314,188	934
Repurchase of common shares	(851,383)	(83,611)	—
Share compensation expenses	28,911	32,468	27,097

Balance — End of period	$1,860,960	$2,675,680	$1,412,635

Accumulated other comprehensive (loss)
Balance — Beginning of period	$(4,851)	$(7,858)	$(49)
Foreign currency translation adjustments	(604)	3,007	(7,809)

Balance — End of period	$(5,455)	$(4,851)	$(7,858)

Retained earnings
Balance — Beginning of period	$1,337,811	$520,722	$537,260
Dividends	(108,200)	(80,318)	(69,649)
Net income	402,564	897,407	53,111

Balance — End of period	$1,632,175	$1,337,811	$520,722

Total shareholders’ equity	$3,504,831	$4,031,120	$1,938,734

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31,	December 31,	December 31,
	2010	2009	2008
Cash flows provided by (used in) operating activities
Net income	$402,564	$897,407	$53,111
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	28,911	32,468	27,097
Realized gain on repurchase of debentures	—	(4,444)	(8,752)
Gain on bargain purchase	—	(352,349)	—
Amortization of discount on senior notes	81	—	—
Net realized (gains) losses on investments	(32,498)	11,543	1,591
Net unrealized (gains) losses on investments	(45,952)	(84,796)	79,707
Amortization of intangible assets	4,162	25,833	4,162
Foreign exchange (gains) losses on cash and cash equivalents included in net income	(1,451)	(9,579)	40,474
Amortization of premium on fixed maturities	32,175	16,277	3,710
Change in:
Premiums receivable	(19,011)	37,163	(23,833)
Deferred acquisition costs	(11,568)	17,914	(2,790)
Prepaid reinsurance premiums	1,747	(47,070)	(1,162)
Loss reserves recoverable	(102,268)	32,922	(82,685)
Paid losses recoverable	(13,244)	(13,424)	6,281
Income taxes recoverable	994	(546)	1,845
Accrued investment income	4,351	5,176	(473)
Other assets	(13,198)	(3,622)	12,908
Reserve for losses and loss expenses	419,350	(10,238)	444,149
Unearned premiums	4,412	(20,846)	(17,032)
Reinsurance balances payable	(659)	28,733	(1,401)
Deferred income taxes	277	3,089	11,921
Accounts payable and accrued expenses	(29,174)	(6,495)	(62,845)

Net cash provided by operating activities	630,001	555,116	485,983

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	5,349,053	3,481,772	2,266,000
Proceeds on maturities of investments	349,851	568,030	799,775
Purchases of fixed maturities	(5,612,979)	(4,421,787)	(3,284,971)
Sales (purchases) of short-term investments, net	208,278	200,253	(109,250)
Sales of other investments	17,210	90,395	—
Decrease in securities lending collateral	67,013	15,582	58,636
Purchase of subsidiary, net of cash acquired	—	(376,878)	—

Net cash provided by (used in) investing activities	378,426	(442,633)	(269,810)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	246,793	—	—
Repurchase of debentures	—	(10,056)	(36,948)
Issuance of common shares, net	7,966	1,250	1,184
Purchases of common shares under share repurchase program	(856,926)	(84,164)	—
Dividends paid	(105,662)	(78,515)	(67,934)
Decrease in securities lending payable	(67,013)	(15,582)	(58,636)

Net cash (used in) financing activities	(774,842)	(187,067)	(162,334)

Effect of foreign currency rate changes on cash and cash equivalents	(430)	12,321	(48,689)
Net increase (decrease) in cash	233,155	(62,263)	5,150
Cash and cash equivalents — beginning of period	387,585	449,848	444,698

Cash and cash equivalents — end of period	$620,740	$387,585	$449,848

Taxes paid (recovered) during the period	$2,379	$1,673	$(2,510)

Interest paid during the period	$36,552	$26,575	$27,474

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
     On September 4, 2009, pursuant to an Amalgamation Agreement, the Company acquired all of IPC Holdings, Ltd. (“IPC”) outstanding common shares in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share (the “IPC Acquisition”). IPC’s operations were focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to gain a strategic advantage in the then current reinsurance market and increase the Company’s capital base.
2. Basis of preparation and consolidation
     These consolidated financial statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. The term “ASC” used in these notes refers to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board (“FASB”).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     The consolidated financial statements include the results of operations and cash flows of IPC Holdings Ltd. (“IPC”), since the date of acquisition on September 4, 2009 and not any prior periods (including for comparative purposes), except with respect to “Supplemental Pro Forma Information” included in Note 5.
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
     The reserve for losses and loss expenses includes reserves for unpaid reported losses and for losses incurred but not reported (“IBNR”). The reserve for unpaid reported losses and loss expenses is established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

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
     Fair value is defined as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. The guidance for “Fair Value Measurement and Disclosure” provides a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The guidance further expands disclosures about such fair value measurements. The guidance applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.
     Short-term investments comprise investments with a remaining maturity of less than 90 days at time of purchase and money market funds held at the Company’s investment managers.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
f)	Derivative instruments
     The Company uses derivative instruments in the form of foreign currency forward exchange contracts to manage foreign currency risk. A foreign currency forward exchange contract involves an obligation to purchase or sell a specified amount of a specified currency at a future date at a price set at the time of the contract. Foreign currency forward exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow the Company to establish a rate of exchange for a future point in time. The foreign currency forward exchange contracts are recorded as derivatives at fair value with changes recorded as a net foreign exchange gain or loss in the Company’s statement of operations.
     To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The documentation process includes linking derivatives to specific assets or liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company assesses the effectiveness of its designated hedges on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective.
     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative is de-designated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. To the extent that the Company discontinues hedge accounting, because, based on management’s assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in current period net income through accumulated other comprehensive income (loss).
g)	Cash and cash equivalents
     The Company considers time deposits and money market funds with an original maturity of 30 days or less as equivalent to cash.
h)	Foreign exchange
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
i)	Stock plans
     The Company accounts for its share plans in accordance with the U.S. GAAP fair value recognition provisions for “Stock Compensation.” Accordingly, the Company recognizes the compensation expense for stock option grants, restricted share grants and performance share awards based on the fair value of the award on the date of grant over the requisite service period.
j)	Warrants
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
     The Company is not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K., U.S. and Canada that are subject to relevant taxes in those jurisdictions.
     The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company did not recognize any resulting liabilities for unrecognized tax benefits.
m)	Business combinations
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
n)	Goodwill and other intangible assets
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
     Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. Reporting units are consistent with the segmental basis. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down would be recorded. The measurement of fair values in reporting units is determined on a number of factors and assumptions including ranges of future discounted earnings, forecast revenue and operating expenses and effective tax rates.
     If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations.
o)	Other investments
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
4. Recent accounting pronouncements
     In June 2009, the FASB issued authoritative guidance on accounting for “Transfers and Servicing” (ASC 860). This update addresses practices that have developed that are not consistent with the original intent and key requirements and concerns that derecognized financial assets and related obligations should continue to be reported in the transferors’ financial statements. This update is effective for financial asset transfers in the interim and annual periods beginning after November 15, 2009. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
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
     In January 2010, the FASB issued authoritative guidance on “Fair Value Measurements and Disclosures” (ASC 820). This update requires additional disclosures regarding (1) significant transfers in and out of Levels 1 and 2 and the reasons that such transfers were made; (2) inputs and valuation techniques used to measure fair value for financial assets and liabilities that fall in either Level 2 or Level 3; (3) the activity within Level 3 fair value measurements, including information on a gross basis for purchases, sales, issuances, and settlements; and (4) disaggregation of financial assets and liabilities measured at fair value into classes of financial assets and liabilities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
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
     In March 2010, the FASB issued authoritative guidance which clarifies the “Embedded Derivatives” guidance (ASC 815). All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments. The amendments in this update are effective for interim periods beginning after June 15, 2010. As the Company has not entered into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another, the adoption of this update did not impact the Company’s consolidated financial statements.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning after December 15, 2010, with earlier application permitted. The adoption of this update did not impact the Company’s consolidated financial statements.
     In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). The objective of ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011 and may be applied prospectively or retrospectively. The Company has assessed the impact of this guidance and has concluded that it does not have an impact on the Company’s consolidated financial statements. The Company early adopted this update effective January 1, 2011.
5. Business combination
     On September 4, 2009, pursuant to an amalgamation agreement, the Company acquired all of the outstanding common shares of IPC in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share. IPC’s operations were focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The IPC Acquisition was undertaken to gain a strategic advantage in the then current reinsurance market where capacity had been depleted and to increase the Company’s capital base.
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
     An adjustment of $50,000 was made to IPC’s net assets acquired in respect of the termination fee (the “Max Termination Fee”) paid under the Agreement and Plan of Amalgamation among Max Capital Group Ltd. (“Max”), IPC and IPC Limited. The Max Termination Fee was advanced to IPC by the Company on July 9, 2009, but was repayable in certain circumstances.
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
     The Company also incurred transaction and termination expenses related to the IPC Acquisition. Transaction expenses included legal, corporate advisory, and audit related services. Termination expenses included severance costs and accelerated share compensation costs in connection with certain IPC employment contracts that have been terminated. Finally, the customer relationships intangible asset has been fully amortized as it was not expected to significantly contribute to the Company’s future cash flows beyond December 31, 2009. The gain on bargain purchase, net of expenses has been presented as a separate line item in the Company’s Consolidated Statements of Operations and Comprehensive Income, and is composed of the following:

Year ended
December 31, 2009
Bargain purchase gain on acquisition of IPC	$352,349
Transaction expenses	(29,448)
Termination expenses	(14,131)
Amortization of intangible asset — customer relationships	(21,671)

Gain on bargain purchase, net of expenses	$287,099

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following selected audited information has been provided to present a summary of the results of IPC since the acquisition date, that have been included within the Validus Re segment in the consolidated financial statements for the year ended December 31, 2009.

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

	Year ended
	December 31, 2009	December 31, 2008
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$2,008,578	$1,765,628
Reinsurance premiums ceded	(239,412)	(130,031)

Net premiums written	1,769,166	1,635,597
Change in unearned premiums	(57,338)	8,288

Net premiums earned	1,711,828	1,643,885
Net investment income	163,944	213,430
Net realized (losses) on investments	(4,717)	(169,799)
Net unrealized gains on investments	189,789	(79,707)
Other income	4,603	5,329
Realized gain on repurchase of debentures	4,444	8,752
Foreign exchange gains	4,294	(51,245)

Total revenues	2,074,185	1,570,645

Expenses
Losses and loss expenses	556,550	927,786
Policy acquisition costs	289,600	271,380
General and administrative expenses	209,510	144,637
Share compensation expenses	33,751	32,722
Finance expenses	44,513	59,977

Total expenses	1,133,924	1,436,502

Net income before taxes	940,261	134,143

Tax benefit	3,759	(10,788)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year ended
	December 31, 2009	December 31, 2008
	(unaudited)	(unaudited)
Net income	944,020	123,355

Basic earnings per share	$10.01	$1.56

Diluted earnings per share	$9.72	$1.63

6. Goodwill and other intangible assets
     Following the acquisition of IPC on September 4, 2009, the Company recorded intangible assets (including certain amortization thereon) and negative goodwill. Intangible assets of $21,671 were recognized as a result of the acquisition of IPC (relating to customer relationships). As of December 31, 2009, the customer relationships intangible asset had been fully amortized.
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

		Intangible Assets	Intangible Assets
		With an	With a
	Goodwill	Indefinite Life	Finite Life	Total
Balance at December 31, 2009	$20,393	$91,843	$31,212	$143,448
Accumulated amortization	—	—	(4,162)	(4,162)

Balance at December 31, 2010	$20,393	$91,843	$27,050	$139,286

Balance at December 31, 2008	$20,393	$91,843	$35,374	$147,610
Accumulated amortization	—	—	(4,162)	(4,162)

Balance at December 31, 2009	$20,393	$91,843	$31,212	$143,448

     The estimated remaining amortization expense for the Trademark and Distribution network is as follows:

2011	$4,162
2012	4,162
2013	4,162
2014	4,162
2015 and there after	10,402

$27,050

     As described in “Significant accounting policies”, the annual impairment test was performed and neither goodwill nor the intangible assets were deemed to be impaired.

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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds, U.S. agency and non-agency mortgage, asset-backed securities and bank loans. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. A hedge fund is the only financial instrument in this category as at December 31, 2010.
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
     During the three month period ended September 30, 2010, the Company, with assistance from external investment advisors, determined that market activity had increased for the identified RMBS securities. Therefore, a market approach valuation technique was adopted for the identified RMBS securities. Because the market approach incorporates observable inputs, the identified RMBS securities were classified as Level 2 with respect to the fair value hierarchy at September 30, 2010. During the three months ended December 31, 2010, the Company liquidated substantially all of the identified RMBS securities which had previously been classified as Level 3 securities.
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust held in mutual funds. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket valued at $12,892 at December 31, 2010. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s November 30, 2010 NAV was used as a partial basis for fair value measurement in the Company’s December 31, 2010 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. Immaterial variances are recorded in the following reporting period.
     At December 31, 2010, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,677,166	$—	$1,677,166
Non-U.S. Government and Government Agency	—	554,199	—	554,199
States, municipalities, political subdivision	—	26,285	—	26,285
Agency residential mortgage-backed securities	—	445,859	—	445,859
Non-Agency residential mortgage-backed securities	—	56,470	—	56,470
U.S. corporate	—	1,308,406	—	1,308,406
Non-U.S. corporate	—	502,067	—	502,067
Bank loans	—	52,566	—	52,566
Catastrophe bonds	—	58,737	—	58,737
Asset-backed securities	—	123,569	—	123,569
Commercial mortgage-backed securities	—	18,543	—	18,543

Total fixed maturities	—	4,823,867	—	4,823,867
Short-term investments	259,261	14,253	—	273,514
Hedge fund	—	—	12,892	12,892
Mutual funds	—	8,586	—	8,586

Total	$259,261	$4,846,706	$12,892	$5,118,859

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     At December 31, 2009, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,918,811	$—	$1,918,811
Non-U.S. Government and Government Agency	—	673,680	—	673,680
States, municipalities, political subdivision	—	19,359	—	19,359
Agency residential mortgage-backed securities	—	551,610	—	551,610
Non-Agency residential mortgage-backed securities	—	52,233	85,336	137,569
U.S. corporate	—	1,027,225	—	1,027,225
Non-U.S. corporate	—	409,398	—	409,398
Bank loans	—	—	—	—
Catastrophe bonds	—	52,351	—	52,351
Asset-backed securities	—	36,712	—	36,712
Commercial mortgage-backed securities	—	42,663	—	42,663

Total fixed maturities	—	4,784,042	85,336	4,869,378
Short-term investments	479,552	2,214	—	481,766
Hedge fund	—	—	25,670	25,670
Mutual funds	—	11,945	—	11,945

Total	$479,552	$4,798,201	$111,006	$5,388,759

     At December 31, 2010, Level 3 investments totaled $12,892, representing 0.3% of total investments measured at fair value on a recurring basis. At December 31, 2009, Level 3 investments totaled $111,006 representing 2.1% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at December 31, 2010 and December 31, 2009:

	Year Ended December 31, 2010
	Fixed Maturity
	Investments	Other Investments	Total Fair Market Value
Level 3 investments — Beginning of period	$85,336	$25,670	$111,006
Payments and purchases	—	—	—
Sales and maturities	—	(13,850)	(13,850)
Realized gains	—	662	662
Unrealized (losses) gains	(6,307)	410	(5,897)
Amortization	(11,841)	—	(11,841)
Transfers (out)	(67,188)	—	(67,188)

Level 3 investments — End of period	$—	$12,892	$12,892

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2009
	Fixed Maturity
	Investments	Other Investments	Total Fair Market Value
Level 3 investments — Beginning of period	$111,318	$—	$111,318
Payments and purchases	—	115,351	115,351
Sales and maturities	(822)	(92,004)	(92,826)
Realized (losses) gains	(1,284)	1,609	325
Unrealized (losses) gains	(7,329)	714	(6,615)
Amortization	(16,547)	—	(16,547)
Transfers (out)	—	—	—

Level 3 investments — End of period	$85,336	$25,670	$111,006

(b) Net investment income
     Net investment income was derived from the following sources:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Fixed maturities and short-term investments	$132,669	$117,631	$127,689
Cash and cash equivalents	8,180	3,374	13,416
Securities lending income	200	772	1,775

Total gross investment income	141,049	121,777	142,880
Investment expenses	(6,946)	(3,004)	(3,352)

Net investment income	$134,103	$118,773	$139,528

(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized gains (losses) and the change in net unrealized (losses) gains on investments:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$76,920	$33,063	$24,520
Gross realized (losses)	(44,422)	(44,606)	(26,111)

Net realized gains (losses) on investments	32,498	(11,543)	(1,591)
Net unrealized (losses) gains on securities lending	(1,009)	6,978	(6,734)
Change in net unrealized gains (losses) on investments	46,961	77,818	(72,973)

Total net realized gains (losses) and change in net unrealized gains (losses) on investments	$78,450	$73,253	$(81,298)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2010 were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. Government and Government Agency	$1,665,050	$20,134	$(8,018)	$1,677,166
Non-U.S. Government and Government Agency	550,759	11,635	(8,195)	554,199
States, municipalities, political subdivision	26,365	90	(170)	26,285
Agency residential mortgage-backed securities	430,873	15,491	(505)	445,859
Non-Agency residential mortgage-backed securities	62,020	64	(5,614)	56,470
U.S. corporate	1,288,078	28,526	(8,198)	1,308,406
Non-U.S. corporate	497,689	7,939	(3,561)	502,067
Bank loans	52,612	58	(104)	52,566
Catastrophe bonds	56,991	2,042	(296)	58,737
Asset-backed securities	123,354	605	(390)	123,569
Commercial mortgage-backed securities	18,246	299	(2)	18,543

Total fixed maturities	4,772,037	86,883	(35,053)	4,823,867
Total short-term investments	273,444	70	—	273,514
Total other investments	18,392	3,086	—	21,478

Total	$5,063,873	$90,039	$(35,053)	$5,118,859

     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2009 were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. Government and Government Agency	$1,912,081	$12,308	$(5,578)	$1,918,811
Non-U.S. Government and Government Agency	678,555	7,552	(12,427)	673,680
States, municipalities, political subdivision	19,310	105	(56)	19,359
Agency residential mortgage-backed securities	537,876	14,643	(909)	551,610
Non-Agency residential mortgage-backed securities	176,853	481	(39,765)	137,569
U.S. corporate	1,004,464	23,895	(1,134)	1,027,225
Non-U.S. corporate	411,499	4,781	(6,882)	409,398
Catastrophe bonds	51,236	1,244	(129)	52,351
Asset-backed securities	36,828	411	(527)	36,712
Commercial mortgage-backed securities	41,693	971	(1)	42,663

Total fixed maturities	4,870,395	66,391	(67,408)	4,869,378
Total short-term investments	482,632	33	(899)	481,766
Total other investments	35,941	1,674	—	37,615

Total	$5,388,968	$68,098	$(68,307)	$5,388,759

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at December 31, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2010		December 31, 2009
	Estimated Fair		Estimated Fair
	Value	% of Total	Value	% of Total
AAA	$2,946,514	61.2%	$3,287,879	67.5%
AA	428,972	8.9%	487,364	10.0%
A	1,077,389	22.3%	925,532	19.0%
BBB	219,523	4.6%	14,416	0.3%

Investment grade	4,672,398	97.0%	4,715,191	96.8%
BB	74,475	1.5%	45,191	0.9%
B	45,660	0.9%	59,116	1.2%
CCC	29,219	0.6%	45,194	1.0%
CC	—	0.0%	—	0.0%
D/NR	2,115	0.0%	4,686	0.1%

Non-Investment grade	151,469	3.0%	154,187	3.2%

Total Fixed Maturities	$4,823,867	100.0%	$4,869,378	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2010 and December 31, 2009 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
Due in one year or less	$424,327	$426,167	$269,889	$270,688
Due after one year through five years	3,498,334	3,540,408	3,498,792	3,521,167
Due after five years through ten years	207,918	206,317	306,065	306,502
Due after ten years	6,965	6,534	2,399	2,467

	4,137,544	4,179,426	4,077,145	4,100,824
Asset-backed and mortgage-backed securities	634,493	644,441	793,250	768,554

Total	$4,772,037	$4,823,867	$4,870,395	$4,869,378

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At December 31, 2010, approximately $268,944 (December 31, 2009: $225,823) of letters of credit were issued and outstanding under this facility for which $325,532 of investments were pledged as collateral (December 31, 2009: $314,857). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”). On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At December 31, 2010, $25,000 (December 31, 2009: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $45,504 of investments were pledged as collateral (December 31, 2009: $128,798). In addition, $1,729,631 of investments were held in trust at December 31, 2010 (December 31, 2009: $1,517,249). Of those, $1,489,243 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2009: $1,408,084).
     The Company assumed two letters of credit facilities as part of the IPC Acquisition. A Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed. At December 31, 2010, the IPC Bi-Lateral Facility had $68,063 (December 31, 2009: $96,047) letters of credit issued and outstanding for which $105,310 (December 31, 2009: $219,004) of investments were held in an associated collateral account.
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at December 31, 2010, the Company had $22,566 (December 31, 2009: $88,146) in securities on loan. During the year ended December 31, 2010, the Company recorded a $1,009 unrealized loss on this collateral in its Statements of Operations (December 31, 2009: unrealized gain $6,978).
     Securities lending collateral reinvested includes corporate floating rate securities and overnight repo with an average reset period of 17.6 days (December 31, 2009: 26.1 days). As at December 31, 2010, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$229	$—	$229
Agency	—	—	—	—
Asset-backed securities	—	5,005	—	5,005
Short-term investments	2,644	14,450	—	17,094

Total	$2,644	$19,684	$—	$22,328

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

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at December 31, 2010 and December 31, 2009. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2010		December 31, 2009
	Estimated Fair		Estimated Fair
	Value	% of Total	Value	% of Total
AAA	$5,454	24.4%	$33,501	37.1%
AA+	11,003	49.3%	12,011	13.3%
AA	—	0.0%	4,998	5.5%
AA-	2,998	13.5%	19,910	22.0%
A+	—	0.0%	9,999	11.1%
A	—	0.0%	9,006	10.0%
NR	229	1.0%	195	0.2%

	19,684	88.2%	89,620	99.2%
NR- Short-term investments (1)	2,644	11.8%	730	0.8%

Total	$22,328	100.0%	$90,350	100.0%

(1)	This amount relates to short-term investments and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at December 31, 2010 and December 31, 2009 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
Due in one year or less	$17,094	$17,095	$68,895	$70,074
Due after one year through five years	6,000	5,233	21,211	20,276

Total	$23,094	$22,328	$90,106	$90,350

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
8. Derivative Instruments Used in Hedging Activities
     The Company enters into derivative instruments for risk management purposes, specifically to economically hedge unmatched foreign currency exposures. During the year, the Company entered into a foreign currency forward exchange contract to mitigate the foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP). The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2010:

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging		Balance Sheet		Balance Sheet
instruments:	Notional Amount	location	Fair value	location	Fair value
Foreign exchange contract	$75,000	Other assets	$2,905	Other liabilities	$—
     There were no derivatives on the balance sheet at December 31, 2009.
(a) Classification within the fair value hierarchy
     As described in Note 7 “Investments”, under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. We estimate the fair value for this asset derivative using a valuation obtained from an independent external source. The assumptions used within the valuation are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, we classified this derivative within Level 2 of the fair value hierarchy.
(b) Derivative instruments designated as a fair value hedge
     The Company designates its derivative instrument as a fair value hedge and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivative to specific assets and liabilities. The Company assesses the effectiveness of the hedge, both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in fair value of the linked hedged item.
     The following table provides the total impact on earnings relating to the derivative instrument formally designated as a fair value hedge along with the impact of the related hedged item for the year end December 31, 2010:

Year ended December 31, 2010
Amount of Gain (Loss)
		Amount of Gain	on Hedged Item	Amount of Gain (Loss)
Derivatives designated as fair	Location of Gain	(Loss) Recognized in	Recognized in Income	Recognized in Income
value hedges and related	(Loss) Recognized in	Income on	Attributable to Risk	on Derivative
hedged item:	Income	Derivative	Being Hedged	(Ineffective Portion)
Foreign exchange	Foreign exchange gain (loss)	$2,905	$(2,905)	$—

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
9. Premiums receivable
     Premiums receivable are composed of premiums in the course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. The following is a breakdown of the components of receivables at December 31, 2010 and 2009:

	Premiums	Premiums
	in Course	Accrued
	of Collection	But Unbilled	Total
Balance as at December 31, 2009	$243,930	$307,686	$551,616
Change during 2010	(125,588)	142,733	17,145

Balance as at December 31, 2010	118,342	450,419	568,761

Balance as at December 31, 2008	160,455	247,804	408,259
Change during 2009	83,475	59,882	143,357

Balance as at December 31, 2009	243,930	307,686	551,616

10. Reserve for losses and loss expenses
     Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.
     The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses as at December 31, 2010, 2009 and 2008:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Reserve for losses and loss expenses, beginning of period	$1,622,134	$1,305,303	$926,117
Losses and loss expenses recoverable	(181,765)	(208,796)	(134,404)

Net reserves for losses and loss expenses, beginning of period	1,440,369	1,096,507	791,713
Net reserves acquired in purchase of IPC	—	304,957	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,144,196	625,810	841,856
Prior years	(156,610)	(102,053)	(69,702)

Total incurred losses and loss expenses	987,586	523,757	772,154
Total net paid losses	(673,422)	(507,435)	(406,469)
Foreign exchange	(1,694)	22,583	(60,891)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Net reserve for losses and loss expenses, end of period	1,752,839	1,440,369	1,096,507
Losses and loss expenses recoverable	283,134	181,765	208,796

Reserve for losses and loss expenses, end of period	$2,035,973	$1,622,134	$1,305,303

     Incurred losses and loss adjustment expenses comprise:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Gross losses and loss adjustment expenses	$1,411,192	$598,877	$907,254
Reinsurance recoverable	(423,606)	(75,120)	(135,100)

Total incurred losses and loss adjustment expenses	$987,586	$523,757	$772,154

     The December 31, 2010 and 2009 gross reserves balance comprises reserves for reported claims of $1,035,881 and $831,325, respectively, and reserves for claims incurred but not reported of $1,000,092 and $790,809, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2010
	Property	Marine	Specialty	Total
Validus Re	$(49,831)	$(17,616)	$(3,170)	$(70,617)
Talbot	(22,450)	(52,415)	(11,128)	(85,993)

Net favorable development	$(72,281)	$(70,031)	$(14,298)	$(156,610)

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $156,610. For Validus Re, the property and specialty lines experienced favorable development of $49,831 and $3,170, respectively, primarily due to lower than expected claims development. The marine lines experienced $17,616 of favorable development primarily due to higher than expected recoveries associated with the 2007 California wildfires, as well as lower than expected claims development. For Talbot, the property lines experienced $22,450 of favorable development primarily due to lower than expected claims development on the property facultative and binder lines, together with favorable development on hurricanes Katrina and Ike. The marine lines experienced $52,415 of favorable development primarily due to lower than expected attritional loss development across a number of lines, in particular on the hull and energy lines. The specialty lines experienced $11,128 of favorable development primarily due to lower than expected claims across most of the specialty sub-classes, partially offset by one notable loss on the financial institutions lines.

	Year Ended December 31, 2009
	Property	Marine	Specialty	Total
Validus Re	$(65,109)	$19,628	$(7,491)	$(52,972)
Talbot	(27,630)	(15,306)	(6,145)	(49,081)

Net favorable development	$(92,739)	$4,322	$(13,636)	$(102,053)

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $102,053. For Validus Re, the property lines experienced $65,109 of favorable development primarily due to the reclassification of losses from onshore energy exposures

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
during the 2007 California wildfires to the marine line and reduced loss estimates for Hurricane Ike, the June 2008 Midwest flood event and October 2007 Peruvian mining loss, as well as lower than expected claim development elsewhere. The marine lines experienced $19,628 of adverse development primarily due to the reclassification from the property line and increased loss estimates for Hurricanes Ike and Gustav. For Talbot, the property lines experienced $27,630 of favorable loss development primarily due to lower than expected claims development together with a favorable development relating to Hurricane Katrina. The marine lines experienced $15,306 of favorable development due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the marine liabilities lines.

	Year Ended December 31, 2008
	Property	Marine	Specialty	Total
Validus Re	$(17,573)	$4,119	$(1,596)	$(15,050)
Talbot	(5,868)	(16,604)	(32,180)	(54,652)

Net favorable development	$(23,441)	$(12,485)	$(33,776)	$(69,702)

     The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $69,702. For Validus Re, the property lines experienced favorable development of $17,573 due primarily to favorable development on the 2007 UK floods, Australian storm losses, and several other smaller events. For Talbot, the marine lines experienced favorable development of $16,604 due primarily to low claims activity in the cargo and hull classes in the 2006 and prior underwriting years. For the year ended December 31, 2008, the specialty lines experienced favorable development of $32,180, due primarily to a reduction in losses in the political violence, political risk, marine and aviation war, and aviation treaty lines due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the financial institutions line.
11. Accounts payable and accrued expenses
     The following are components of accounts payable and accrued expenses:

	December 31,	December 31,
	2010	2009
Amounts due to third party funds at Lloyd’s providers	$—	$17,746
Amounts due to brokers	21,524	12,963
Trade and compensation payables	77,796	97,100

Total	$99,320	$127,809

12. Reinsurance
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
a) Effects of reinsurance on premiums written and earned
     The effects of reinsurance on premiums written and earned for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31, 2010
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$460,337	$450,348	$—	$460,337	$450,348
Assumed	1,101,239	1,127,249	520,736	503,021	(91,746)	1,530,229	1,630,270
Ceded	(63,147)	(76,049)	(258,081)	(243,446)	91,746	(229,482)	(319,495)

Total	$1,038,092	$1,051,200	$722,992	$709,923	$—	$1,761,084	$1,761,123

	Year Ended December 31, 2009
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$459,771	$427,280	$—	$459,771	$427,280
Assumed	768,084	880,434	460,135	382,535	(66,749)	1,161,470	1,262,969
Ceded	(95,446)	(84,884)	(204,186)	(155,788)	66,749	(232,883)	(240,672)

Total	$672,638	$795,550	$715,720	$654,027	$—	$1,388,358	$1,449,577

	Year Ended December 31, 2008
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$393,003	$389,389	$—	$393,003	$389,389
Assumed	687,771	715,253	315,993	299,291	(34,283)	969,481	1,014,544
Ceded	(62,933)	(61,722)	(95,510)	(85,693)	34,283	(124,160)	(147,415)

Total	$624,838	$653,531	$613,486	$602,987	$—	$1,238,324	$1,256,518

b) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2010, 97.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $146,519 of IBNR recoverable (December 31, 2009: $99,587). Reinsurance recoverables by reinsurer are as follows:

	December 31, 2010		December 31, 2009
	Reinsurance		Reinsurance
	Recoverable	% of Total	Recoverable	% of Total
Top 10 reinsurers	$222,420	71.5%	170,810	86.9%
Other reinsurers’ balances > $1 million	80,221	25.8%	19,818	10.1%
Other reinsurers’ balances < $1 million	8,489	2.7%	5,919	3.0%

Total	$311,130	100.0%	196,547	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2010
		Reinsurance
Top 10 Reinsurers	Rating	Recoverable	% of Total
Lloyd’s Syndicates	A+	$60,716	27.2%
Hannover Re	AA-	32,392	14.6%
Fully collateralized reinsurers	NR	23,750	10.7%
Montpelier Re	A-	20,000	9.0%
Munich Re	AA-	17,411	7.8%
Everest Re	A+	16,611	7.5%
Allianz	AA	14,184	6.4%
Transatlantic Re	A+	13,758	6.2%
Tokio Millennium Re	AA	11,980	5.4%
Platinum Re	A	11,618	5.2%

Total		$222,420	100.0%

	December 31, 2009
		Reinsurance
Top 10 Reinsurers	Rating	Recoverable	% of Total
Fully collateralized reinsurers	NR	$50,840	29.8%
Lloyd’s Syndicates	A+	33,103	19.4%
Munich Re	AA-	19,921	11.7%
Hannover Re	AA-	13,427	7.8%
Aspen	A	11,417	6.7%
Allianz	AA	9,645	5.6%
Swiss Re	A+	8,995	5.3%
Transatlantic Re	A+	8,804	5.1%
Brit Insurance Limited	A	8,159	4.8%
Platinum Underwriters	A	6,499	3.8%

Total		$170,810	100.0%

     At December 31, 2010 and December 31, 2009, the provision for uncollectible reinsurance relating to losses recoverable was $5,652 and $3,477, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $311,130 reinsurance recoverable at December 31, 2010, $23,750 was fully collateralized (December 31, 2009: $50,840).
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
13. Share capital
a) Authorized and issued
     The Company’s authorized share capital is 571,428,571 voting and non-voting shares with a par value of $0.175 per share. The holders of voting and non-voting common shares are entitled to receive dividends and voting common shares are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.
     On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC’s outstanding common shares in exchange for the Company’s common shares and cash. The Company issued 54,556,762 common shares (and 21,506 restricted share awards) valued at $24.10 per share as partial consideration for the acquisition.
     The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. In November 2009, the Board of Directors of the Company authorized an initial $400,000 share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750,000 to shareholders. This amount is in addition to, and in excess of, the $135,494 of common shares purchased by the Company through February 17, 2010 under its previously authorized $400,000 share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300,000 in common shares. On November 4, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300,000 in common shares. In addition, the Board of Directors authorized separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital LLC, and Vestar Capital Partners pursuant to which the Company has repurchased $61,638 in common shares. On December 20, 2010, the Board of Directors authorized the Company to return up to $400,000 to shareholders. This amount is in addition to the $929,173 of common shares purchased by the Company through December 23, 2010 under its previously authorized share repurchase program.
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
     The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2009	131,616,349
Restricted share awards vested, net of shares withheld	405,055
Restricted share units vested, net of shares withheld	57,192
Employee seller shares vested	203,544

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Common Shares
Options exercised	550,014
Warrants exercised	5,957

Common shares issued, December 31, 2010	132,838,111
Shares repurchased, December 31, 2010	(34,836,885)

Common shares outstanding, December 31, 2010	98,001,226

Common Shares
Common shares issued and outstanding, December 31, 2008	75,624,697
IPC acquisition issuance	54,556,762
Restricted share awards vested, net of shares withheld	423,746
Restricted share units vested, net of shares withheld	360,383
Employee seller shares vested	248,085
Options exercised	164,834
Warrants exercised	237,842

Common shares issued, December 31, 2009	131,616,349
Shares repurchased, December 31, 2009	(3,156,871)

Common shares outstanding, December 31, 2009	128,459,478

b) Warrants
     In consideration for the founder’s and sponsoring investors’ commitments, the Company had issued as at December 31, 2010 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 7,934,860 (December 31, 2009: 7,952,138) common shares. Of those issued, 2,090,815 (December 31, 2009: 2,090,815) of the warrants are to purchase non-voting common shares. No further warrants are anticipated to be issued.
     During the year ended December 31, 2010, 17,278 (2009: 728,010) warrants were exercised which resulted in the net share issuance of 5,957 (2009: 237,842) common shares.
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at December 31, 2010 were 4,727 (December 31, 2009: 4,577).
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
     On November 3, 2010, the Company announced a quarterly cash dividend of $0.22 (2009: $0.20) per common share and $0.22 per common share equivalent for which each outstanding warrant is then exercisable, payable on December 31, 2010 to holders of record on December 15, 2010.
14. Retirement plans
     The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. All pension plans are structured as defined contribution retirement plans. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2010, 2009 and 2008 were $5,505, $5,606 and $4,732, respectively.
15. Stock plans
a) Long Term Incentive Plan and Short Term Incentive Plan
     The Company’s Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 7,595,957 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.
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

	Weighted average
	risk free	Weighted average
Year	interest rate	dividend yield	Expected life (years)	Expected volatility
2008	3.5%	3.2%	7	30.0%
2009	3.9%	3.7%	2	34.6%
2010 (1)	n/a	n/a	n/a	n/a

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(1)	The Company did not grant any stock option awards during the year ended December 31, 2010.
     Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data was not available and the options met the requirement as set out in the guidance.
     Share compensation expenses of $3,845 were recorded for the year ended December 31, 2010 (2009: $4,158, 2008: $4,251). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to options for the year ended December 31, 2010 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(550,014)	7.22	18.32
Options forfeited	(4,317)	10.30	20.39

Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19

Options exercisable at December 31, 2010	2,505,905	$6.61	$20.07

     Activity with respect to options for year ended December 31, 2009 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	650,557	3.42	27.27
Options exercised	(164,834)	5.80	21.01
Options forfeited	(7,646)	10.30	20.39

Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88

Options exercisable at December 31, 2009	2,468,944	$5.83	$20.10

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to options for year ended December 31, 2008 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2007	2,761,176	$7.61	$17.82
Options granted	164,166	6.73	24.73
Options exercised	(112,825)	7.36	17.57
Options forfeited	(12,579)	8.56	18.69

Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23

Options exercisable at December 31, 2008	1,396,353	$7.46	$17.63

     At December 31, 2010, there were $823 (2009: $4,713, 2008: $9,139) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 1.2 years (2009: 1.3 years; 2008: 2.2 years).
     ii. Restricted share awards
     Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $20,038 were recorded for the year ended December 31, 2010 (2009: $16,775, 2008: $15,060). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted shares for the year ended December 31, 2010 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43
Restricted share awards granted	1,191,873	25.94
Restricted share awards vested	(503,322)	23.44
Restricted share awards forfeited	(100,470)	24.22

Restricted share awards outstanding, December 31, 2010	3,114,039	$24.36

     Activity with respect to unvested restricted share awards for the year ended December 31, 2009 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2008	2,307,402	$22.73
Restricted share awards granted	772,672	24.68
Restricted share awards vested	(512,847)	22.11
Restricted share awards forfeited	(41,269)	24.05

Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested restricted share awards for the year ended December 31, 2008 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2007	2,158,220	$20.44
Restricted share awards granted	1,007,083	24.09
Restricted share awards vested	(822,370)	18.55
Restricted share awards forfeited	(35,531)	21.87

Restricted share awards outstanding, December 31, 2008	2,307,402	$22.73

     At December 31, 2010, there were $44,778 (2009: $38,395, 2008: $35,915) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.6 years (2009: 2.8 years; 2008: 3.2 years).
     iii. Restricted share units
     Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions for the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $393 were recorded for the year ended December 31, 2010 (2009: $5,513, 2008: $43). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted share units for the year ended December 31, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2009	78,591	$24.84
Restricted share units granted	26,782	25.65
Restricted share units vested	(59,019)	24.76
Restricted share units forfeited	(1,094)	21.49

Restricted share units outstanding, December 31, 2010	45,260	$25.50

     Activity with respect to unvested restricted share units for the year ended December 31, 2009 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2008	11,853	$25.28
Restricted share units granted	427,451	24.76
Restricted share units vested	(360,713)	24.76
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2009	78,591	$24.84

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

     At December 31, 2010, there were $810 (2009: $578, 2008: $227) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.7 years (2009: 2.5 years; 2008: 4.3 years). Additional restricted share units are issued in lieu of accrued dividends for each unvested restricted share unit. As at December 31, 2010, unvested restricted share units issued in lieu of dividends were 1,789 (2009: 858, 2008: 410).
     iv. Performance share awards
     The Performance Share Awards (“PSAs”) contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share over a three year period. For PSAs granted in 2010, the grant date Diluted Book Value per Share (“DBVPS”) is $29.68, the DBVPS as at December 31, 2009. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS as at December 31, 2012. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of income in the period in which they are determined.
     Share compensation expenses of $232 were recorded for the year ended December 31, 2010 (2009: $nil; 2008: $nil) for the PSAs. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested performance share awards for the year ended December 31, 2010 was as follows:

Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2009	—	$—
Performance share awards granted	132,401	28.70
Performance share awards vested	—	—
Performance share awards forfeited	—	—

Performance share awards outstanding, December 31, 2010	132,401	$28.70

     At December 31, 2010, there were $3,362 (2009: $nil; 2008: $nil) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 2.4 years (2009: 0 years; 2008: 0 years).

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
     Share compensation expenses of $4,403 were recorded for the year ended December 31, 2010 (2009: $6,022, 2008: $7,743). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested employee seller shares for the year ended December 31, 2010 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(203,544)	22.01
Employee seller shares forfeited	(9,244)	22.01

Employee seller shares outstanding, December 31, 2010	197,879	$22.01

     Activity with respect to unvested employee seller shares for the year ended December 31, 2009 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2008	663,375	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(248,085)	22.01
Employee seller shares forfeited	(4,623)	22.01

Employee seller shares outstanding, December 31, 2009	410,667	$22.01

     Activity with respect to unvested employee seller shares for the year ended December 31, 2008 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2007	1,209,741	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(515,103)	22.01
Employee seller shares forfeited	(31,263)	22.01

Employee seller shares outstanding, December 31, 2008	663,375	$22.01

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     At December 31, 2010, there were $1,732 (2009: $6,135, 2008: $12,157) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 0.5 years (2009: 1.5 years; 2008: 2.5 years).
c) Total share compensation expenses
     Total share compensation expenses for the year ended December 31, 2009 included $5,431 of IPC related termination expenses which were included in the gain on bargain purchase, net of expenses, in the Statement of Operations. The breakdown of share compensation expenses by award type for the years ending December 31, 2010, 2009 and 2008 is as follows:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Options	$3,845	$4,158	$4,251
Restricted share awards	20,038	16,775	15,060
Restricted share units	393	5,513	43
Performance share awards	232	—	—
Employee seller shares	4,403	6,022	7,743

Total	$28,911	$32,468	$27,097

16. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at December 31, 2010 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
8.875% Senior Notes due 2040	250,000	250,000	246,874
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	268,944	—
Talbot FAL Facility (2)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	68,063	—

Total	$1,605,000	$901,807	$536,674

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     The financing structure at December 31, 2009 was:

	Commitment	Outstanding (1)	Drawn
9.069% Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
8.480% Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
$200,000 unsecured letter of credit facility	200,000	—	—
$500,000 secured letter of credit facility	500,000	225,823	—
Talbot FAL Facility (2)	25,000	25,000	—
IPC Syndicated Facility	16,537	16,537	—
IPC Bi-Lateral Facility	350,000	96,047	—

Total	$1,441,537	$653,207	$289,800

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
9.069% Junior Subordinated Deferrable Debentures	14,354	14,354	14,354
8.480% Junior Subordinated Deferrable Debentures	12,114	12,732	14,704
8.875% Senior Notes due 2040	20,770	—	—
Credit facilities	5,492	2,319	910
Talbot FAL Facility	333	542	255
Talbot other interest	—	—	(186)
Talbot third party FAL facility	2,807	14,183	27,281

Total	55,870	$44,130	$57,318

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
     Future expected payments of interest and principal on the 9.069% and 8.480% Junior Subordinated Deferrable Debentures are as follows:

2011	$168,657
2012	145,727
2013 and thereafter	—

Total minimum future payments	$314,384

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
     As of December 31, 2010, there was $268,944 in outstanding letters of credit under the Five Year Facility (December 31, 2009: $225,823) and $nil outstanding under the Three Year Facilities (December 31, 2009: $nil).
     As of December 31, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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
     The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of December 31, 2010 the Company had $25,000 in outstanding letters of credit under this facility.
     As of December 31, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.
     (iii) IPC Syndicated Facility and IPC Bi-Lateral Facility
     IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of December 31, 2010, $68,063 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     As of December 31, 2010 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Facilities.
(e) Funds at Lloyds
     Talbot’s underwriting at Lloyd’s is supported by Funds at Lloyd’s (“FAL”) comprising: cash, investments and undrawn letters of credit provided by various banks on behalf of various companies and persons under reinsurance and other agreements. The FAL are provided in exchange for payment calculated principally by reference to the syndicate’s results, as appropriate, when they are declared. The amounts of cash, investments and letters of credit at December 31, 2010 supporting the 2011 underwriting year amount to $441,000, all of which is provided by the Company.
17. Income taxes
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
     The Company has subsidiaries with operations in several locations outside Bermuda, including the United Kingdom, the United States, Singapore, Chile, Dubai, Ireland and Canada that are subject to the tax laws of those countries. Under current law, corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely. On July 1, 2010, the U.K. government published the Finance Bill 2010 (effective April 1, 2011), which reduces the U.K. corporate income tax rate from 28% to 27%.

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Income before tax — Bermuda	400,631	$892,425	$39,302
Income before tax — United Kingdom	4,275	814	24,358
Income before tax — Canada	784	409	239

Income before tax — Total	405,690	$893,648	$63,899

     Income tax expense (benefit) is comprised of current and deferred tax. Income tax expense (benefit) is as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Current	$2,941	$(9)	$(73)
Deferred	185	(3,750)	10,861

Income tax expense (benefit)	$3,126	$(3,759)	$10,788

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
     The table below details the tax charge by jurisdiction:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Expected tax provision at Bermuda Statutory Rate of 0%	$—	$—	$—
Effect of taxable income generated in:
United Kingdom	1,374	4,158	8,277
Canada	1,231	760	479
Other jurisdictions	114	38	295

	2,719	4,956	9,051
Adjustments to prior period tax	407	(8,715)	1,737

Income tax expense (benefit)	$3,126	$(3,759)	$10,788

	Years Ended
	December 31,	December 31,
	2010	2009
Deferred tax asset
UK tax losses carried forward	$(9,684)	$(8,627)
Timing differences	(780)	(2,689)

Deferred tax asset	(10,464)	(11,316)

Deferred tax liability
Underwriting profit taxable in future periods	35,372	34,731
Revenue to be taxed in future periods	—	1,093

Deferred tax liability	35,372	35,824

Net deferred tax liability	$24,908	$24,508

     Net deferred tax assets and liabilities represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by tax laws and regulations in countries in which the operations are taxable.
     In assessing whether deferred tax assets can be realized, management considers whether it is more likely than not that the tax benefit of the deferred tax asset will be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income in the period during which those temporary differences and operating losses become deductible. Management considers the reversal of the deferred tax liabilities and projected future taxable income in making this assessment. The amount of the deferred tax asset considered realizable could be reduced in the future if estimates of future taxable income are reduced.
     As of December 31, 2010, net operating loss carry forwards in the U.K. were approximately $34,408 (inclusive of cumulative currency translation adjustments) and have no expiration.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
18. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. With the exception of the Company’s bank loan portfolio, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At December 31, 2010, 1.9% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.2% of its investment portfolio, other than with respect to government and agency securities.
     The Company underwrites a significant amount of its reinsurance business through brokers and credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. These companies are large, well established, and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the periods mentioned.
     The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2010, 2009 and 2008:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Marsh & McLennan	25.5%	23.3%	21.9%
Willis Group Holdings Ltd.	17.1%	14.0%	13.8%
Aon Benfield Group Ltd.	22.6%	25.7%	25.5%
b) Employment agreements
     The Company has entered into employment agreements with certain individuals that provide for option awards, executive benefits and severance payments under certain circumstances.
c) Operating leases
     The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2010 was approximately $5,309 (2009: $4,308, 2008: $2,314). Future minimum lease commitments are as follows:

2011	$2,168
2012	1,587
2013	4,086
2014	3,993
2015 and thereafter	14,315

$26,149

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
d) Funds at Lloyd’s
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2010 amount to $441,000 (December 31, 2009: $452,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2009: $25,000).
     The FAL are provided for each year of account as follows:

	2011	2010	2009
	Underwriting	Underwriting	Underwriting
	Year	Year	Year
Talbot FAL facility	$25,000	$25,000	$25,000
Group funds	416,000	427,000	326,394

Total	$441,000	$452,000	$351,394

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
e) Lloyd’s central fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s central fund. If Lloyd’s determines that the central fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2011 estimated premium income at Lloyd’s of £560,000, the December 31, 2010 exchange rate of £1 equals $1.5468 and assuming the maximum 3% assessment the Company would be assessed approximately $25,986.
19. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
     a) On December 8, 2005, the Company entered into agreements with BlackRock Financial Management, Inc. (“BlackRock”) under which BlackRock provided investment management services for part of the Company’s investment portfolio. For the years ended December 31, 2009 and 2008, BlackRock was deemed to be a related party due to a combination of Merrill Lynch (a shareholder of BlackRock) being a shareholder in the Company and having an employee on the Company’s Board of Directors during this period. For the year ended December 31, 2010, BlackRock was no longer a related party. Investment management

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
fees earned by BlackRock for the years ended December 31, 2009 and 2008 were $2,036 and $2,243, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     b) On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for a portion of the Company’s investment portfolio. Goldman Sachs entities, own 9,634,782 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares, and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. For the years ended December 31, 2010, 2009 and 2008, Sumit Rajpal, a director of the Company, served as Managing Director of Goldman, Sachs and Co., GSAM’s parent company. Subsequent to year end Mr. Rajpal resigned from the Board of Directors of the Company. Investment management fees earned by GSAM for the year end December 31, 2010 were $1,728 (2009: $1,280; 2008: $1,404), of which $359 was included in accounts payable and accrued expenses at December 31, 2010 (2009: $371). Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     c) Vestar Capital entities own 7,786,770 shares in the Company, hold warrants to purchase 972,810 shares and have an employee on the Company’s Board of Directors who does not receive compensation from the Company. Sander M. Levy, a director of the Company, serves as Managing Director of Vestar Capital Partners. During 2009, Vestar Capital entities were shareholders of PARIS RE Holdings, Limited (“Paris Re”). On July 4, 2009, PartnerRe Ltd. (“PartnerRe”) acquired the outstanding shares of Paris Re and as a result Paris Re was not a related party of the Company during the year ended December 31, 2010. However, for the years ended December 31, 2009 and 2008, pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $5,176 and $6,807, and earned premium adjustments of $5,918 and $4,457, respectively.
     d) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,255,943 shares in the Company, hold warrants to purchase 3,043,246 shares, and has two employees on the Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the year ended December 31, 2010 of $2,239 (2009 and 2008: $nil) of which $378 was included in premiums receivable at December 31, 2010 (2009: $nil). The Company also recognized reinsurance premiums ceded during the year ended December 31, 2010 of $738 (2009: $953; 2008: $1,348), of which $132 was included in reinsurance balances payable at December 31, 2010 (2009: $nil). Earned premium adjustments of $1,024 were incurred during the year ended December 31, 2010 (2009 and 2008: $nil).
     Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk during the year ended December 31, 2010 of $1,461 (2009: $1,231; 2008: $nil), of which $792 was included in accounts payable and accrued expenses at December 31, 2010 (2009: $643).
     On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning, and Michael Carpenter, the Chairman of Talbot Holdings, Ltd. serves as director of a subsidiary of Conning Holdings Corp. Investment management fees earned by Conning for the year ended December 31, 2010 were $379 (2009: $13; 2008: $nil), of which $97 was included in accounts payable and accrued expenses at December 31, 2010 (2009: $13).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
20. Earnings per share
     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Basic earnings per share
Income	$402,564	$897,407	$53,111

less: Dividends and distributions declared on outstanding warrants	(6,991)	(6,507)	(6,947)

Income available to common shareholders	$395,573	$890,900	$46,164

Weighted average number of common shares outstanding	116,018,364	93,697,194	74,677,903

Basic earnings per share	$3.41	$9.51	$0.62

Diluted earnings per share
Income	$402,564	$897,407	$53,111

less: Dividends and distributions declared on outstanding warrants	—	—	(6,947)

Income available to common shareholders	$402,564	$897,407	$46,164

Weighted average number of common shares outstanding	116,018,364	93,697,194	74,677,903
Share equivalents:
Warrants	2,657,258	2,220,096	—
Stock options	888,281	478,472	136,701
Unvested restricted shares	1,067,042	772,647	1,004,809

Weighted average number of common shares outstanding	120,630,945	97,168,409	75,819,413

Diluted earnings per share	$3.34	$9.24	$0.61

     Share equivalents that would result in the issuance of common shares of 136,881, 172,425 and 220,512 were outstanding for the years ended December 31, 2010, 2009 and 2008 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
Validus Re
     The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty, which include agriculture, aerospace & aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation and crisis management.
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
Talbot
     The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock, accident & health and aviation classes of business on an insurance or facultative reinsurance basis and principally property, aerospace and marine classes of business on a treaty reinsurance basis.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Year Ended December 31, 2010	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$1,101,239	$981,073	$(91,746)	$1,990,566
Reinsurance premiums ceded	(63,147)	(258,081)	91,746	(229,482)

Net premiums written	1,038,092	722,992	—	1,761,084
Change in unearned premiums	13,108	(13,069)	—	39

Net premiums earned	1,051,200	709,923	—	1,761,123

Underwriting deductions
Losses and loss expenses	601,610	385,976	—	987,586
Policy acquisition costs	160,599	143,769	(11,469)	292,899
General and administrative expenses	45,617	114,043	49,630	209,290
Share compensation expenses	7,181	6,923	14,807	28,911

Total underwriting deductions	815,007	650,711	52,968	1,518,686

Underwriting income (loss)	$236,193	$59,212	$(52,968)	$242,437

Net investment income	113,968	29,287	(9,152)	134,103
Other income	4,211	12,802	(11,794)	5,219
Finance expenses	(5,471)	(3,140)	(47,259)	(55,870)

Operating income (loss) before taxes	348,901	98,161	(121,173)	325,889
Tax (expense)	(175)	(2,730)	(221)	(3,126)

Net operating income (loss)	$348,726	$95,431	$(121,394)	$322,763

Net realized gains on investments	23,637	8,861	—	32,498
Net unrealized gains on investments	45,276	676	—	45,952
Foreign exchange (losses) gains	(1,185)	2,091	445	1,351

Net income (loss)	$416,454	$107,059	$(120,949)	$402,564

Selected ratios:
Net premiums written / Gross premiums written	94.3%	73.7%		88.5%

Losses and loss expenses	57.2%	54.4%		56.1%

Policy acquisition costs	15.3%	20.3%		16.6%
General and administrative expenses (1)	5.0%	17.0%		13.5%

Expense ratio	20.3%	37.3%		30.1%

Combined ratio	77.5%	91.7%		86.2%

Total assets	$4,431,001	$2,599,158	$30,719	$7,060,878

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Year Ended December 31, 2009	Validus Re (2)	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$768,084	$919,906	$(66,749)	$1,621,241
Reinsurance premiums ceded	(95,446)	(204,186)	66,749	(232,883)

Net premiums written	672,638	715,720	—	1,388,358
Change in unearned premiums	122,912	(61,693)	—	61,219

Net premiums earned	795,550	654,027	—	1,449,577

Underwriting deductions
Losses and loss expenses	186,704	337,053	—	523,757
Policy acquisition costs	127,433	139,932	(4,399)	262,966
General and administrative expenses	65,710	96,352	23,506	185,568
Share compensation expenses	7,576	7,171	12,290	27,037

Total underwriting deductions	387,423	580,508	31,397	999,328

Underwriting income (loss)	$408,127	$73,519	$(31,397)	$450,249

Net investment income	94,973	30,114	(6,314)	118,773
Other income	5,149	5,225	(5,740)	4,634
Finance expenses	(1,774)	(14,725)	(27,631)	(44,130)

Operating income (loss) before taxes	506,475	94,133	(71,082)	529,526
Tax (expense) benefit	(163)	3,922	—	3,759

Net operating income (loss)	$506,312	$98,055	$(71,082)	$533,285

Gain on bargain purchase, net of expenses	—	—	287,099	287,099
Realized gain on repurchase of debentures	—	—	4,444	4,444
Net realized (losses) on investments	(5,428)	(6,115)	—	(11,543)
Net unrealized gains on investments	75,209	9,587	—	84,796
Foreign exchange (losses) gains	(1,406)	676	56	(674)

Net income	$574,687	$102,203	$220,517	$897,407

Selected ratios:
Net premiums written / Gross premiums written	87.6%	77.8%		85.6%

Losses and loss expenses	23.5%	51.5%		36.1%

Policy acquisition costs	16.0%	21.4%		18.1%
General and administrative expenses (1)	9.2%	15.8%		14.7%

Expense ratio	25.2%	37.2%		32.8%

Combined ratio	48.7%	88.7%		68.9%

Total assets	$4,865,771	$2,137,393	$15,976	$7,019,140

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

(2)	Operating results of IPC have been included from the September 2009 date of acquisition.

			Corporate &
Year Ended December 31, 2008	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$687,771	$708,996	$(34,283)	$1,362,484
Reinsurance premiums ceded	(62,933)	(95,510)	34,283	(124,160)

Net premiums written	624,838	613,486	—	1,238,324
Change in unearned premiums	28,693	(10,499)	—	18,194

Net premiums earned	653,531	602,987	—	1,256,518

Underwriting deductions
Losses and loss expenses	420,645	351,509	—	772,154
Policy acquisition costs	100,243	135,017	(309)	234,951
General and administrative expenses	34,607	71,443	17,898	123,948
Share compensation expenses	6,829	4,702	15,566	27,097

Total underwriting deductions	562,324	562,671	33,155	1,158,150

Underwriting income (loss)	91,207	$40,316	$(33,155)	$98,368

Net investment income (loss)	101,994	41,520	(3,986)	139,528
Other income (loss)	309	5,264	(309)	5,264
Finance expenses	(879)	(27,351)	(29,088)	(57,318)

Operating income (loss) before taxes	192,631	59,749	(66,538)	185,842
Tax (expense)	(88)	(10,700)	—	(10,788)

Net operating income (loss)	192,543	49,049	(66,538)	175,054

Realized gain on repurchase of debentures	—	—	8,752	8,752
Net realized (losses) gains on investments	(9,718)	8,127	—	(1,591)
Net unrealized (losses) gains on investments	(84,714)	5,007	—	(79,707)
Foreign exchange (losses)	(16,701)	(32,696)		(49,397)

Net income (loss)	81,410	29,487	(57,786)	53,111

Selected ratios:
Net premiums written / Gross premiums written	90.8%	86.5%		90.9%

Losses and loss expenses	64.4%	58.3%		61.5%

Policy acquisition costs	15.3%	22.4%		18.7%
General and administrative expenses (1)	6.3%	12.6%		12.0%

Expense ratio	21.6%	35.0%		30.7%

Combined ratio	86.0%	93.3%		92.2%

Total assets	$2,583,290	$1,732,832	$6,358	$4,322,480

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(1)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Year ended December 31, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$486,133	$110,944	$(8,543)	$588,534	29.6%
Worldwide excluding United States (1)	55,462	265,760	(7,051)	314,171	15.8%
Europe	105,321	50,074	(1,239)	154,156	7.7%
Latin America and Caribbean	70,650	83,274	(52,632)	101,292	5.1%
Japan	26,449	5,982	(177)	32,254	1.6%
Canada	177	11,892	(177)	11,892	0.6%
Rest of the world (2)	23,006	—	—	23,006	1.2%

Sub-total, non United States	281,065	416,982	(61,276)	636,771	32.0%
Worldwide including United States	91,259	49,212	(2,492)	137,979	6.9%
Marine and Aerospace (3)	242,782	403,935	(19,435)	627,282	31.5%

Total	$1,101,239	$981,073	$(91,746)	$1,990,566	100.0%

	Year ended December 31, 2009
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$353,119	$77,528	$(7,031)	$423,616	26.1%
Worldwide excluding United States (1)	39,970	264,057	(13,385)	290,642	17.9%
Europe	56,806	65,013	(3,287)	118,532	7.3%
Latin America and Caribbean	39,745	83,909	(36,592)	87,062	5.4%
Japan	19,812	4,986	(470)	24,328	1.5%
Canada	463	9,303	(470)	9,296	0.6%
Rest of the world (2)	24,303	—	—	24,303	1.5%

Sub-total, non United States	181,099	427,268	(54,204)	554,163	34.2%
Worldwide including United States	56,962	50,118	(3,053)	104,027	6.4%
Marine and Aerospace (3)	176,904	364,992	(2,461)	539,435	33.3%

Total	$768,084	$919,906	$(66,749)	$1,621,241	100.0%

	Year ended December 31, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$356,902	$62,098	$—	$419,000	30.8%
Worldwide excluding United States (1)	27,512	221,260	(20,870)	227,902	16.7%
Europe	44,079	57,132	—	101,211	7.4%
Latin America and Caribbean	18,404	46,721	(13,413)	51,712	3.8%
Japan	9,416	3,955	—	13,371	1.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year ended December 31, 2008
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
Canada	—	9,630	—	9,630	0.7%
Rest of the world (2)	—	—	—	—	0.0%

Sub-total, non United States	99,411	338,698	(34,283)	403,826	29.6%
Worldwide including United States	74,391	58,079	—	132,470	9.7%
Marine and Aerospace (3)	157,067	250,121	—	407,188	29.9%

Total	$687,771	$708,996	$(34,283)	$1,362,484	100.0%

(1)	Represents risks in two or more geographic zones.

(2)	Represents risks in one geographic zone.

(3)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
22. Statutory and regulatory requirements
     As disclosed in Note 18 (d), Syndicate 1183 and Talbot 2002 Underwriting Capital Ltd (“T02”) are subject to regulation by the Council of Lloyd’s. Syndicate 1183 and T02 are also subject to regulation by the U.K. Financial Services Authority (“FSA”) under the Financial Services and Markets Act 2000.
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
     The Company has four Bermuda-based subsidiaries, Validus Re, IPCRe Limited, AlphaCat Reinsurance, Ltd. and Talbot Insurance (Bermuda) Ltd. (“TIBL”) registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (“The Act”). Under the Insurance Act, these subsidiaries are required to prepare Statutory Financial Statements and to file Statutory Financial Returns. These subsidiaries have to meet certain requirements for minimum solvency and liquidity ratios. Effective for statutory filings for the year ended December 31, 2008, the BMA introduced a risk-based capital model, or Bermuda Solvency Capital Requirement (“BSCR”), as a tool to assist the BMA in measuring risk and determining appropriate capitalization. As at December 31, 2010 and 2009, these requirements were met.
     Statutory requirements based on draft regulatory filings for Validus Re, IPCRe Limited, TIBL and AlphaCat Reinsurance, Ltd. are set out below:

	Validus Re		IPCRe Limited		TIBL		AlphaCat Reinsurance, Ltd
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Minimum statutory capital and surplus	$505,574	$335,802	$29,972	$187,690	$14,924	$13,315	$120	$120
Actual statutory capital and surplus	4,850,860	3,576,958	300,487	1,952,038	432,281	341,316	123	120
Minimum share capital	1,000	1,000	1,000	1,000	120	120	120	120
Actual share capital	2,667,249	2,659,942	1,452,059	1,461,609	62,731	62,731	120	120
Minimum relevant assets	796,711	582,002	184,643	268,643	66,618	161,902	71,061	35,019
Actual relevant assets	3,848,938	2,283,968	512,509	2,248,900	520,671	556,816	94,870	46,812
     The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
23. Subsequent events
     The Company has evaluated the following subsequent events:
•	During late December 2010 and continuing into early January 2011, persistent rains in Eastern Australia caused severe flooding. There was damage throughout much of the state of Queensland, including the state capital city of Brisbane;
•	During late January 2011, and continuing in February 2011, civil unrest and violence occurred in several North African and Middle Eastern countries;
•	During January 2011, persistent rains in South Eastern Australia caused severe flooding in the city of Victoria; and
•	On February 3, 2011, Cyclone Yasi, classified as a category 5 cyclone, made landfall in northern Queensland, Australia. The storm caused widespread damage to property and crops which was followed by severe flooding.
     The Company is continuing to review its in-force contracts and preliminary loss information from clients for the events described above and does not expect that 2011 losses, either individually or when aggregated, will have a material impact on its shareholders equity or liquidity.
     On February 9, 2011, the Company announced that its Board of Directors had increased the Company’s annual dividend by 13.6% from $0.88 to $1.00 per common share and per common share equivalent for which each outstanding warrant is exercisable. The first quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent is payable on March 31, 2011 to holders of record on March 15, 2011.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)
24. Condensed unaudited quarterly financial data

	Quarters Ended (a)
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$258,731	$344,040	$516,861	$870,934
Reinsurance premiums ceded	(35,376)	(35,641)	(67,726)	(90,739)

Net premiums written	223,355	308,399	449,135	780,195
Change in unearned premiums	209,456	124,275	(11,191)	(322,501)

Net premiums earned	432,811	432,674	437,944	457,694

Underwriting deductions
Losses and loss expenses	155,225	158,936	194,894	478,531
Policy acquisition costs	75,523	67,074	74,126	76,176
General and administrative expenses	54,511	48,831	52,379	53,569
Share compensation expenses	7,871	7,618	6,846	6,576

Total underwriting deductions	293,130	282,459	328,245	614,852

Underwriting income (loss)	$139,681	$150,215	$109,699	$(157,158)

Net investment income	30,962	34,033	34,809	34,299
Other income	552	1,082	2,697	888
Finance expenses	(13,786)	(13,715)	(13,218)	(15,151)

Operating income (loss) before taxes	157,409	171,615	133,987	(137,122)
Tax (expense) benefit	(1,058)	1,422	(4,187)	697

Net operating income (loss)	$156,351	$173,037	$129,800	$(136,425)

Net realized (losses) gains on investments	(14,399)	23,058	12,441	11,398
Net unrealized (losses) gains on investments	(42,689)	31,588	41,640	15,413
Foreign exchange gains (losses)	3,424	10,790	(4,099)	(8,764)

Net income (loss)	$102,687	$238,473	$179,782	$(118,378)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	105,828,739	110,601,888	121,009,553	126,633,277
Diluted	111,316,736	114,842,742	125,152,300	126,633,277

Basic earnings (loss) per share	$0.95	$2.14	$1.47	$(0.95)
Diluted earnings (loss) per share	$0.92	$2.08	$1.44	$(0.95)

Selected ratios:
Losses and loss expenses	35.9%	36.7%	44.5%	104.6%
Expense ratio	31.8%	28.5%	30.4%	29.7%

Combined ratio	67.7%	65.2%	74.9%	134.3%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$255,289	$331,028	$425,032	$609,892
Reinsurance premiums ceded	(30,393)	(67,687)	(62,291)	(72,512)

Net premiums written	224,896	263,341	362,741	537,380
Change in unearned premiums	203,005	111,376	(34,541)	(218,621)

Net premiums earned	427,901	374,717	328,200	318,759

Underwriting deductions
Losses and loss expenses	133,020	134,152	124,751	131,834
Policy acquisition costs	72,843	64,236	64,438	61,449
General and administrative expenses	60,253	46,036	41,200	38,079
Share compensation expenses	8,189	5,862	5,632	7,354

Total underwriting deductions	274,305	250,286	236,021	238,716

Underwriting income	$153,596	$124,431	$92,179	$80,043

Net investment income	35,506	29,532	26,963	26,772
Other income	1,759	1,101	1,017	757
Finance expenses	(14,398)	(11,257)	(10,752)	(7,723)

Operating income before taxes	176,463	143,807	109,407	99,849
Tax benefit	458	1,799	976	526

Net operating income	$176,921	$145,606	$110,383	$100,375

Gain on bargain purchase, net of expenses	—	302,950	(15,851)	—
Realized gain on repurchase of debentures	4,444	—	—	—
Net realized gains (losses) on investments	9,099	5,429	(2,650)	(23,421)
Net unrealized (losses) gains on investments	(25,043)	50,437	37,249	22,153
Foreign exchange gains (losses)	338	(5,244)	8,432	(4,200)

Net income	$165,759	$499,178	$137,563	$94,907

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	130,413,790	92,492,373	76,138,038	75,744,577
Diluted	134,794,120	95,834,809	78,942,065	79,102,643

Basic earnings per share	$1.26	$5.38	$1.79	$1.23
Diluted earnings per share	$1.23	$5.21	$1.74	$1.20

Selected Ratios:
Losses and loss expenses	31.1%	35.8%	38.0%	41.4%
Expense ratio	33.0%	30.9%	33.9%	33.6%

Combined ratio	64.1%	66.7%	71.9%	75.0%

(a)	Operating results of IPC have been included from the September 2009 date of acquisition.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$191,736	$269,236	$379,919	$521,594
Reinsurance premiums ceded	(2,722)	(35,139)	(1,399)	(84,900)

Net premiums written	189,014	234,097	378,520	436,694
Change in unearned premiums	127,017	105,229	(69,222)	(144,830)

Net premiums earned	316,031	339,326	309,298	291,864

Underwriting deductions
Losses and loss expenses	191,576	318,464	122,089	140,024
Policy acquisition costs	61,407	60,425	56,419	56,701
General and administrative expenses	22,809	30,120	33,912	37,107
Share compensation expenses	7,279	6,012	7,271	6,535

Total underwriting deductions	283,071	415,021	219,691	240,367

Underwriting income (loss)	$32,960	$(75,695)	$89,607	$51,497

Net investment income	30,671	36,379	36,435	36,043
Other income	1,598	1,269	1,462	935
Finance expenses	(8,522)	(14,517)	(12,762)	(21,517)

Operating income (loss) before taxes	56,707	(52,564)	114,742	66,958
Tax (expense)	(5,796)	(487)	(3,077)	(1,429)

Net operating income (loss)	$50,911	$(53,051)	$111,665	$65,529

Realized gain on repurchase of debentures	—	—	8,752	—
Net realized gains (losses) on investments	6,757	(13,667)	(2,425)	7,744
Net unrealized (losses) on investments	(7,099)	(14,649)	(42,982)	(14,977)
Foreign exchange (losses) gains	(13,554)	(44,933)	911	8,179

Net income (loss)	$37,015	$(126,300)	$75,921	$66,475

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	75,404,091	74,864,724	74,233,425	74,209,371
Diluted	75,740,546	74,864,724	77,257,545	78,329,727

Basic earnings (loss) per share	$0.47	$(1.71)	$1.00	$0.87
Diluted earnings (loss) per share	$0.47	$(1.71)	$0.98	$0.85

Selected Ratios:
Losses and loss expenses	60.6%	93.9%	39.5%	48.0%
Expense ratio	28.9%	28.4%	31.5%	34.4%

Combined ratio	89.5%	122.3%	71.0%	82.4%

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2010
(Expressed in thousands of U.S. dollars)

			Amount at Which
	Amortized	Fair	Shown on the
	Cost	Value	Balance Sheet
U.S. Government and Government Agency	$1,665,050	$1,677,166	$1,677,166
Non-U.S. Government and Government Agency	550,759	554,199	554,199
States, municipalities, political subdivision	26,365	26,285	26,285
Agency residential mortgage-backed securities	430,873	445,859	445,859
Non-Agency residential mortgage-backed securities	62,020	56,470	56,470
U.S. corporate	1,288,078	1,308,406	1,308,406
Non-U.S. corporate	497,689	502,067	502,067
Bank loans	52,612	52,566	52,566
Catastrophe bonds	56,991	58,737	58,737
Asset-backed securities	123,354	123,569	123,569
Commercial mortgage-backed securities	18,246	18,543	18,543

Total fixed maturities	4,772,037	4,823,867	4,823,867
Total short-term investments	273,444	273,514	273,514
Total other investments	18,392	21,478	21,478

Total	$5,063,873	$5,118,859	$5,118,859

SCHEDULE II
VALIDUS HOLDINGS, LTD. (Parent Company Only)
BALANCE SHEETS
As at December 31, 2010 and 2009
(Expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$22,235	$6,646
Investment in subsidiaries on an equity basis	4,142,322	4,381,882
Balances due from subsidiaries	—	5,336
Other assets	5,805	3,602

Total assets	$4,170,362	$4,397,466

LIABILITIES
Balances due to subsidiaries	$46,537	$—
Accounts payable and accrued expenses	22,120	16,346
Senior notes payable	246,874	—
Debentures payable	350,000	350,000

Total liabilities	665,531	366,346

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2010 - 132,838,111; 2009 - 131,616,349; Outstanding: 2010 - 98,001,226; 2009 - 128,459,478)	23,247	23,033
Treasury shares (2010 - 34,836,885; 2009 - 3,156,871)	(6,096)	(553)
Additional paid-in capital	1,860,960	2,675,680
Accumulated other comprehensive (loss)	(5,455)	(4,851)
Retained earnings	1,632,175	1,337,811

Total shareholders’ equity	3,504,831	4,031,120

Total liabilities and shareholders’ equity	$4,170,362	$4,397,466

VALIDUS HOLDINGS, LTD. (Parent Company Only)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Revenues
Net investment income	$2	$14	$71
Foreign exchange gains	154	56	—

Total revenues	156	70	71

Expenses
General and administrative expenses	37,601	25,404	4,181
Share compensation expenses	8,899	—	—
Finance expenses	52,485	31,716	31,745

Total expenses	98,985	$57,120	35,926

(Loss) before equity in net earnings of subsidiaries	(98,829)	(57,050)	(35,855)

Equity in net earnings of subsidiaries	501,393	954,457	88,966

Net income	$402,564	$897,407	$53,111

VALIDUS HOLDINGS, LTD. (Parent Company Only)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows provided by (used in) operating activities
Net income	$402,564	$897,407	$53,111
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(501,393)	(954,457)	(88,966)
Dividends received from subsidiaries	760,000	223,959	105,100
Share compensation expenses	8,899	—	—
Amortization of discount on senior notes	81	—	—
Change in:
Other assets	(2,203)	52	1,326
Balances due from subsidiaries	5,336	(5,336)	—
Balances due to subsidiaries	46,537	(679)	(888)
Accounts payable and accrued expenses	3,236	13,360	1,732

Net cash provided by operating activities	723,057	174,306	71,415

Cash flows provided by (used in) investing activities
Investment in subsidiaries	(19,655)	(7,459)	—

Net cash (used in) investing activities	(19,655)	(7,459)	—

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	246,793	—	—
Issuance of common shares, net	27,982	1,250	1,184
Purchases of common shares under repurchase program	(856,926)	(84,164)	—
Dividends paid	(105,662)	(80,318)	(69,649)

Net cash (used in) financing activities	(687,813)	(163,232)	(68,465)

Net increase in cash	15,589	3,615	2,950

Cash and cash equivalents — beginning of period	6,646	3,031	81

Cash and cash equivalents — end of period	$22,235	$6,646	$3,031

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars)

	As at and for the year ended December 31, 2010
		Reserve					Amortization
	Deferred	for Losses		Net	Net	Losses	of Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written
Validus Re	$57,982	$998,165	$299,250	$1,051,200	$113,968	$601,610	$160,599	$52,798	$1,038,092
Talbot	74,846	1,191,548	454,927	709,923	29,287	385,976	143,769	120,966	722,992
Corporate & Eliminations	(8,931)	(153,740)	(25,661)	—	(9,152)	—	(11,469)	64,437	—

Total	$123,897	$2,035,973	$728,516	$1,761,123	$134,103	$987,586	$292,899	$238,201	$1,761,084

	As at and for the year ended December 31, 2009
		Reserve					Amortization
	Deferred	for Losses		Net	Net	Losses	of Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written
Validus Re	$54,325	$742,510	$325,260	$795,550	$94,973	$186,704	$127,433	$73,286	$672,638
Talbot	68,341	903,986	427,284	654,027	30,114	337,053	139,932	103,523	715,720
Corporate & Eliminations	(10,337)	(24,362)	(28,440)	—	(6,314)	—	(4,399)	35,796	—

Total	$112,329	$1,622,134	$724,104	$1,449,577	$118,773	$523,757	$262,966	$212,605	$1,388,358

	As at and for the year ended December 31, 2008
		Reserve					Amortization
	Deferred	for Losses		Net	Net	Losses	of Deferred	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Costs	Expenses	Written
Validus Re	$46,415	$535,888	$232,522	$653,531	$101,994	$420,645	$100,243	$41,436	$624,838
Talbot	62,153	790,199	317,207	602,987	41,520	351,509	135,017	76,145	613,486
Corporate & Eliminations	(412)	(20,784)	(10,279)	—	(3,986)	—	(309)	33,464	—

Total	$108,156	$1,305,303	$539,450	$1,256,518	$139,528	$772,154	$234,951	$151,045	$1,238,324

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
As at and for the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars)

			Assumed		Percentage
		Ceded to	from Other		of Amount
	Gross	Other Companies	Companies	Net Amount	Assumed to Net
Year Ended December 31, 2010	$460,337	$229,482	$1,530,229	$1,761,084	87%
Year Ended December 31, 2009	459,771	232,883	1,161,470	1,388,358	84%
Year Ended December 31, 2008	393,003	124,160	969,481	1,238,324	78%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
(RE)INSURANCE INFORMATION
As at and for the years ended December 31, 2010, 2009 and 2008
(Expressed in thousands of U.S. dollars)

		Reserves for				Losses and Loss Expenses		Net Paid	Amortization
	Deferred	Losses	Reserves for	Net	Net	incurred related to		Losses	of Deferred	Net
	Acquisition	and Loss	Unearned	Earned	Investment	Current	Prior	and Loss	Acquisition	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Year	Year	Expenses	Costs	Written
2010	$123,897	$2,035,973	$728,516	$1,761,123	$134,103	$1,144,196	$(156,610)	$673,422	$292,899	$1,761,084
2009	112,329	1,622,134	724,104	1,449,577	118,773	625,810	(102,053)	507,435	262,966	1,388,358
2008	108,156	1,305,303	539,450	1,256,518	139,528	841,856	(69,702)	406,469	234,951	1,238,324