Form 10-Q
period 2011-03-31
VALIDUS HOLDINGS LTD
filed 2011-05-06
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐      No ☑
     As of May 3, 2011 there were 98,288,667 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2011 (unaudited) and December 31, 2010
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $4,544,110; 2010 - $4,772,037)	$4,589,849	$4,823,867
Short-term investments, at fair value (amortized cost: 2011 - $565,600; 2010 - $273,444)	565,620	273,514
Other investments, at fair value (amortized cost: 2011 - $16,089; 2010 - $18,392)	19,772	21,478
Cash and cash equivalents	717,444	620,740

Total investments and cash	5,892,685	5,739,599
Premiums receivable	916,012	568,761
Deferred acquisition costs	174,361	123,897
Prepaid reinsurance premiums	115,522	71,417
Securities lending collateral	33,143	22,328
Loss reserves recoverable	453,701	283,134
Paid losses recoverable	26,483	27,996
Income taxes recoverable	876	1,142
Intangible assets	117,853	118,893
Goodwill	20,393	20,393
Accrued investment income	33,282	33,726
Other assets	41,379	49,592

Total assets	$7,825,690	$7,060,878

Liabilities
Reserve for losses and loss expenses	$2,534,415	$2,035,973
Unearned premiums	1,083,164	728,516
Reinsurance balances payable	157,645	63,667
Securities lending payable	33,878	23,093
Deferred income taxes	22,705	24,908
Net payable for investments purchased	59,671	43,896
Accounts payable and accrued expenses	82,190	99,320
Senior notes payable	246,901	246,874
Debentures payable	289,800	289,800

Total liabilities	4,510,369	3,556,047

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2011 - 133,320,162; 2010 - 132,838,111; Outstanding: 2011 - 98,288,177; 2010 - 98,001,226)	23,331	23,247
Treasury shares (2011 - 35,031,985; 2010 - 34,836,885)	(6,131)	(6,096)
Additional paid-in-capital	1,870,104	1,860,960
Accumulated other comprehensive (loss)	(4,498)	(5,455)
Retained earnings	1,432,515	1,632,175

Total shareholders’ equity	3,315,321	3,504,831

Total liabilities and shareholders’ equity	$7,825,690	$7,060,878

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2011 and 2010 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$849,896	$870,934
Reinsurance premiums ceded	(109,820)	(90,739)

Net premiums written	740,076	780,195
Change in unearned premiums	(310,543)	(322,501)

Net premiums earned	429,533	457,694
Net investment income	29,975	34,299
Net realized gains on investments	6,379	11,398
Net unrealized (losses) gains on investments	(12,828)	15,413
Other income	1,606	888
Foreign exchange (losses)	(467)	(8,764)

Total revenues	454,198	510,928

Expenses
Losses and loss expenses	476,198	478,531
Policy acquisition costs	77,296	76,176
General and administrative expenses	48,477	53,569
Share compensation expenses	12,049	6,576
Finance expenses	14,001	15,151

Total expenses	628,021	630,003

Net (loss) before taxes	(173,823)	(119,075)
Tax benefit	1,459	697

Net (loss)	$(172,364)	$(118,378)

Comprehensive income (loss)
Foreign currency translation adjustments	957	(1,807)

Comprehensive (loss)	$(171,407)	$(120,185)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	97,944,340	126,633,277
Diluted	97,944,340	126,633,277

Basic (loss) per share	$(1.78)	$(0.95)

Diluted (loss) per share	$(1.78)	$(0.95)

Cash dividends declared per share	$0.25	$0.22

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2011 and 2010 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Common shares
Balance — Beginning of period	$23,247	$23,033
Common shares issued, net	84	48

Balance — End of period	$23,331	$23,081

Treasury shares
Balance — Beginning of period	$(6,096)	$(553)
Repurchase of common shares	(35)	(844)

Balance — End of period	$(6,131)	$(1,397)

Additional paid-in capital
Balance — Beginning of period	$1,860,960	$2,675,680
Common shares issued, net	3,055	300
Repurchase of common shares	(5,960)	(127,313)
Share compensation expenses	12,049	6,576

Balance — End of period	$1,870,104	$2,555,243

Accumulated other comprehensive (loss)
Balance — Beginning of period	$(5,455)	$(4,851)
Foreign currency translation adjustments	957	(1,807)

Balance — End of period	$(4,498)	$(6,658)

Retained earnings
Balance — Beginning of period	$1,632,175	$1,337,811
Dividends	(27,296)	(30,137)
Net (loss)	(172,364)	(118,378)

Balance — End of period	$1,432,515	$1,189,296

Total shareholders’ equity	$3,315,321	$3,759,565

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net (loss)	$(172,364)	$(118,378)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	12,049	6,576
Amortization of discount on senior notes	27	—
Net realized (gains) on investments	(6,379)	(11,398)
Net unrealized losses (gains) on investments	12,828	(15,413)
Amortization of intangible assets	1,040	1,040
Foreign exchange (gains) losses on cash and cash equivalents included in net income	(4,694)	4,538
Amortization of premium on fixed maturities	8,542	3,713
Change in:
Premiums receivable	(345,025)	(255,394)
Deferred acquisition costs	(50,464)	(52,829)
Prepaid reinsurance premiums	(44,105)	(30,786)
Loss reserves recoverable	(168,836)	(18,871)
Paid losses recoverable	1,546	(3,509)
Income taxes recoverable	306	(41)
Accrued investment income	444	(4,875)
Other assets	5,409	(6,557)
Reserve for losses and loss expenses	489,356	366,176
Unearned premiums	354,648	359,487
Reinsurance balances payable	92,655	(19,203)
Deferred income taxes	(3,891)	(624)
Accounts payable and accrued expenses	(14,535)	(19,686)

Net cash provided by operating activities	168,557	183,966

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,581,206	1,226,380
Proceeds on maturities of investments	108,629	113,341
Purchases of fixed maturities	(1,449,698)	(1,693,657)
(Purchases) sales of short-term investments, net	(292,131)	173,233
Sales of other investments	—	4,383
(Increase) in securities lending collateral	(10,785)	(9,894)

Net cash (used in) investing activities	(62,779)	(186,214)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	—	246,793
Issuance of common shares, net	3,139	348
Purchases of common shares under share repurchase program	(5,995)	(128,157)
Dividends paid	(27,196)	(29,944)
Increase in securities lending payable	10,785	9,894

Net cash (used in) provided by financing activities	(19,267)	98,934

Effect of foreign currency rate changes on cash and cash equivalents	10,193	(5,795)

Net increase in cash	96,704	90,891
Cash and cash equivalents — beginning of period	620,740	387,585

Cash and cash equivalents — end of period	$717,444	$478,476

Taxes paid during the period	$26	$198

Interest paid during the period	$17,458	$6,365

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
1. Basis of preparation and consolidation
     These unaudited consolidated financial statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
2. Recent accounting pronouncements
In January 2010, the FASB issued authoritative guidance on “Fair Value Measurements and Disclosures” (ASC 820). This update requires additional disclosures regarding the activity within Level 3 fair value measurements, including information on a gross basis for purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued authoritative guidance which clarifies the “Stock Compensation” guidance (ASC 718). This guidance clarifies the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning after December 15, 2010. The adoption of this update did not impact the Company’s consolidated financial statements.
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 was effective for interim and annual periods ending on or after December 15, 2010. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). The objective of ASU 2010-26 is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011 and may be applied prospectively or retrospectively. The Company early adopted this update effective January 1, 2011 and the adoption did not have an impact on the Company’s consolidated financial statements.
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds, U.S. agency and non-agency mortgage and asset-backed securities and bank loans. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. A hedge fund is the only financial instrument in this category as at March 31, 2011.
     The Company’s management and external investment advisors had noted illiquidity and dislocation in the non-Agency RMBS market for the period September 30, 2008 through to June 30, 2010. During this period, the Company identified certain non-Agency RMBS securities in its portfolio trading in inactive markets (“identified RMBS securities”). In order to gauge market activity for the identified RMBS securities, the Company, with

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. The Company utilized various pricing vendors to obtain market pricing information for investment securities.
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
     During the three month period ended September 30, 2010, the Company, with assistance from external investment advisors, determined that market activity had increased for the identified RMBS securities. Therefore, a market approach valuation technique was adopted for the identified RMBS securities. Because the market approach incorporates observable inputs, the identified RMBS securities are classified as Level 2 with respect to the fair value hierarchy at September 30, 2010. During the three months ended December 31, 2010, the Company liquidated substantially all of the identified RMBS securities which had previously been classified as Level 3 securities.
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust held in mutual funds. The fund of hedge funds is a side pocket valued at $10,713 at March 31, 2011. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund investment manager provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the fund investment manager’s February 28, 2011 NAV was used as a partial basis for fair value measurement in the Company’s March 31, 2011 balance sheet. The fund investment manager’s NAV relies on an estimate of the performance of the fund based on the month end positions from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund investment manager’s NAV. Immaterial variances are recorded in the following reporting period.
     At March 31, 2011, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,050,342	$—	$1,050,342
Non-U.S. Government and Government Agency	—	501,722	—	501,722
States, municipalities, political subdivision	—	30,991	—	30,991
Agency residential mortgage-backed securities	—	483,479	—	483,479
Non-Agency residential mortgage-backed securities	—	53,369	—	53,369
U.S. corporate	—	1,375,281	—	1,375,281
Non-U.S. corporate	—	640,177	—	640,177
Bank Loans	—	205,196		205,196
Catastrophe bonds	—	58,071	—	58,071
Asset-backed securities	—	180,069	—	180,069
Commercial mortgage-backed securities	—	11,152	—	11,152

Total fixed maturities	—	4,589,849	—	4,589,849
Short-term investments	534,426	31,194	—	565,620
Hedge fund	—	—	10,713	10,713
Mutual funds	—	9,059	—	9,059

Total	$534,426	$4,630,102	$10,713	$5,175,241

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At December 31, 2010, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,677,166	$—	$1,677,166
Non-U.S. Government and Government Agency	—	554,199	—	554,199
States, municipalities, political subdivision	—	26,285	—	26,285
Agency residential mortgage-backed securities	—	445,859	—	445,859
Non-Agency residential mortgage-backed securities	—	56,470	—	56,470
U.S. corporate	—	1,308,406	—	1,308,406
Non-U.S. corporate	—	502,067	—	502,067
Bank loans		52,566	—	52,566
Catastrophe bonds	—	58,737	—	58,737
Asset-backed securities	—	123,569	—	123,569
Commercial mortgage-backed securities	—	18,543	—	18,543

Total fixed maturities	—	4,823,867	—	4,823,867
Short-term investments	259,261	14,253	—	273,514
Hedge fund	—	—	12,892	12,892
Mutual funds	—	8,586	—	8,586

Total	$259,261	$4,846,706	$12,892	$5,118,859

     At March 31, 2011, Level 3 investments totaled $10,713, representing 0.2% of total investments measured at fair value on a recurring basis. At December 31, 2010, Level 3 investments totaled $12,892 representing 0.3% of total investments measured at fair value on a recurring basis.
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at March 31, 2011 and December 31, 2010:

	Three Months Ended March 31, 2011
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments — Beginning of period	$—	$12,892	$12,892
Purchases	—	—	—
Sales	—	(2,562)	(2,562)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	260	260
Unrealized gains	—	123	123
Amortization	—	—	—
Transfers	—	—	—

Level 3 investments — End of period	$—	$10,713	$10,713

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2010
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments — Beginning of period	$85,336	$25,670	$111,006
Purchases	—	—	—
Sales	—	(13,850)	(13,850)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	662	662
Unrealized (losses) gains	(6,307)	410	(5,897)
Amortization	(11,841)	—	(11,841)
Transfers (out)	(67,188)	—	(67,188)

Level 3 investments — End of period	$—	$12,892	$12,892

(b) Net investment income
     Net investment income was derived from the following sources:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Fixed maturities and short-term investments	$28,935	$35,755
Cash and cash equivalents	2,581	586
Securities lending income	16	70

Total gross investment income	31,532	36,411
Investment expenses	(1,557)	(2,112)

Net investment income	$29,975	$34,299

(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized gains (losses) and the change in net unrealized (losses) gains on investments:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$15,765	$12,765
Gross realized (losses)	(9,386)	(1,367)

Net realized gains on investments	6,379	11,398
Net unrealized gains (losses) on securities lending	30	(1,014)
Change in net unrealized (losses) gains on investments	(12,858)	16,427

Total net realized gains and change in net unrealized (losses) gains on investments	$(6,449)	$26,811

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at March 31, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. Government and Government Agency	$1,044,727	$9,871	$(4,256)	$1,050,342
Non-U.S. Government and Government Agency	495,686	9,523	(3,487)	501,722
States, municipalities, political subdivision	31,102	59	(170)	30,991
Agency residential mortgage-backed securities	469,409	14,937	(867)	483,479
Non-Agency residential mortgage-backed securities	58,995	124	(5,750)	53,369
U.S. corporate	1,356,102	24,715	(5,536)	1,375,281
Non-U.S. corporate	634,965	8,078	(2,866)	640,177
Bank loans	205,154	691	(649)	205,196
Catastrophe bonds	57,026	1,346	(301)	58,071
Asset-backed securities	179,919	614	(464)	180,069
Commercial mortgage-backed securities	11,025	127	—	11,152

Total fixed maturities	4,544,110	70,085	(24,346)	4,589,849
Total short-term investments	565,600	111	(91)	565,620
Total other investments	16,089	3,683	—	19,772

Total	$5,125,799	$73,879	$(24,437)	$5,175,241

     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2010 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
U.S. Government and Government Agency	$1,665,050	$20,134	$(8,018)	$1,677,166
Non-U.S. Government and Government Agency	550,759	11,635	(8,195)	554,199
States, municipalities, political subdivision	26,365	90	(170)	26,285
Agency residential mortgage-backed securities	430,873	15,491	(505)	445,859
Non-Agency residential mortgage-backed securities	62,020	64	(5,614)	56,470
U.S. corporate	1,288,078	28,526	(8,198)	1,308,406
Non-U.S. corporate	497,689	7,939	(3,561)	502,067
Bank loans	52,612	58	(104)	52,566
Catastrophe bonds	56,991	2,042	(296)	58,737
Asset-backed securities	123,354	605	(390)	123,569
Commercial mortgage-backed securities	18,246	299	(2)	18,543

Total fixed maturities	4,772,037	86,883	(35,053)	4,823,867
Total short-term investments	273,444	70	—	273,514
Total other investments	18,392	3,086	—	21,478

Total	$5,063,873	$90,039	$(35,053)	$5,118,859

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2011 and December 31, 2010. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2011		December 31, 2010
	Estimated Fair		Estimated Fair
	Value	% of Total	Value	% of Total
AAA	$2,437,814	53.1%	$2,946,514	61.2%
AA	606,860	13.2%	428,972	8.9%
A	926,119	20.2%	1,077,389	22.3%
BBB	322,274	7.0%	219,523	4.6%

Investment grade	4,293,067	93.5%	4,672,398	97.0%
BB	154,257	3.4%	74,475	1.5%
B	112,515	2.4%	45,660	0.9%
CCC	27,715	0.6%	29,219	0.6%
CC	—	0.0%	—	0.0%
D/NR	2,295	0.1%	2,115	0.0%

Non-Investment grade	296,782	6.5%	151,469	3.0%

Total Fixed Maturities	$4,589,849	100.0%	$4,823,867	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at March 31, 2011 and December 31, 2010 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$395,245	$398,058	$424,327	$426,167
Due after one year through five years	3,195,073	3,229,472	3,498,334	3,540,408
Due after five years through ten years	232,448	232,235	207,918	206,317
Due after ten years	1,996	2,015	6,965	6,534

	3,824,762	3,861,780	4,137,544	4,179,426
Asset-backed and mortgage-backed securities	719,348	728,069	634,493	644,441

Total	$4,544,110	$4,589,849	$4,772,037	$4,823,867

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At March 31, 2011, approximately $285,048 (December 31, 2010: $268,944) of letters of credit were issued and outstanding under this facility for which $348,182 of investments were pledged as collateral (December 31, 2010: $325,532). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”). On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At March 31, 2011, $25,000 (December 31, 2010: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $45,278 of investments were pledged as collateral (December 31, 2010: $45,504). In addition, $1,810,402 of investments were held in trust at March 31, 2011 (December 31, 2010: $1,729,631). Of those, $1,553,756 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489,243).
     The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (“IPC” and such acquisition, the “IPC Acquisition”). A Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed. At March 31, 2011, the IPC Bi-Lateral Facility had $64,368 (December 31, 2010: $68,063) letters of credit issued and outstanding for which $105,771 (December 31, 2010: $105,310) of investments were held in an associated collateral account.
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at March 31, 2011, the Company had $33,407 (December 31, 2010: $22,566) in securities on loan. During the three months ended March 31, 2011, the Company recorded a $30 unrealized gain on this collateral in its Statements of Operations (March 31, 2010: unrealized loss $1,014).
     Securities lending collateral reinvested includes corporate floating rate securities and overnight repo with an average reset period of 4.0 days (December 31, 2010: 17.6 days). As at March 31, 2011, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Level 1	Level 2	Level 3	Total
Corporate	$—	$254	$—	$254
Agency	—	—	—	—
Asset-backed securities	—	5,011	—	5,011
Short-term investments	27,572	306	—	27,878

Total	$27,572	$5,571	$—	$33,143

     As at December 31, 2010, the securities lending collateral reinvested by the Company in connection with its securities program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$229	$—	$229
Agency	—	—	—	—
Asset-backed securities	—	5,005	—	5,005
Short-term investments	2,644	14,450	—	17,094

Total	$2,644	$19,684	$—	$22,328

     The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at March 31, 2011 and December 31, 2010. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2011		December 31, 2010
	Estimated Fair		Estimated
	Value	% of Total	Fair Value	% of Total
AAA	$5,317	16.0%	$5,454	24.4%
AA+	—	0.0%	11,003	49.3%
AA	—	0.0%	—	—
AA-	—	0.0%	2,998	13.5%
A+	—	0.0%	—	—
A	—	0.0%	—	—
NR	254	0.8%	229	1.0%

	5,571	16.8%	19,684	88.2%
NR- Short-term investments (a)	27,572	83.2%	2,644	11.8%

Total	$33,143	100.0%	$22,328	100.0%

(a)	This amount relates to short-term investments and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at March 31, 2011 and December 31, 2010 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,878	$27,878	$17,093	$17,095
Due after one year through five years	6,000	5,265	6,000	5,233

Total	$33,878	$33,143	$23,093	$22,328

4. Derivative Instruments Used in Hedging Activities
     The Company enters into derivative instruments for risk management purposes, specifically to economically hedge unmatched foreign currency exposures. During the three months ended March 31, 2011, the Company entered into foreign currency forward exchange contracts to mitigate the risk of fluctuations in the Euro and Australian dollar to U.S. dollar rates. During the year ended December 31, 2010, the Company entered into a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP). The CLP foreign currency forward contract was renewed during the three months ended March 31, 2011. The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at March 31, 2011:

		Asset Derivatives		Liability Derivatives
		Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments:	Notional Amount	location	Fair value	location	Fair value
Foreign exchange contracts	$70,416	Other assets	$551	Other liabilities	$843
The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2010:

		Asset Derivatives		Liability Derivatives
		Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments:	Notional Amount	location	Fair value	location	Fair value
Foreign exchange contract	$75,000	Other assets	$2,905	Other liabilities	$—
(a) Classification within the fair value hierarchy
     As described in Note 3 “Investments” under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. We estimate the fair value for these asset derivatives using a valuation obtained from an independent external source. The assumptions used within the valuation are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.
(b) Derivative instruments designated as a fair value hedge
     The Company designates its derivative instruments as fair value hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three months ended March 31, 2011:

Three months ended March 31, 2011
			Amount of Gain	Amount of Gain
			(Loss) on Hedged	(Loss) Recognized
	Location of	Amount of Gain	Item Recognized in	in Income on
	Gain (Loss)	(Loss) Recognized	Income Attributable	Derivative
	Recognized in	in Income on	to Risk Being	(Ineffective
Derivatives designated as fair value hedges and related hedged item:	Income	Derivative	Hedged	Portion)
Foreign exchange	Foreign exchange (losses) gains	$(3,822)	$3,822	$—
There was no derivative activity for the three months ended March 31, 2010.
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
     The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses as at March 31, 2011 and December 31, 2010:

	Three Months Ended	Year ended
	March 31,	December 31,
	2011	2010
Reserve for losses and loss expenses, beginning of period	$2,035,973	$1,622,134
Losses and loss expenses recoverable	(283,134)	(181,765)

Net reserves for losses and loss expenses, beginning of period	1,752,839	1,440,369
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	502,714	1,144,196
Prior years	(26,516)	(156,610)

Total incurred losses and loss expenses	476,198	987,586
Total net paid losses	(163,257)	(673,422)
Foreign exchange	14,934	(1,694)

Net reserve for losses and loss expenses, end of period	2,080,714	1,752,839
Losses and loss expenses recoverable	453,701	283,134

Reserve for losses and loss expenses, end of period	$2,534,415	$2,035,973

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
During the period, the Company recorded losses of $148,926 for the Tohoku earthquake, $52,434, for the Gryphon Alpha mooring failure, $41,881 for the Christchurch earthquake, $31,023 for the Brisbane floods and $19,500 for the CNRL Horizon explosion.
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
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2011, 97.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $296,998 of IBNR recoverable (December 31, 2010: $146,519). Reinsurance recoverables by reinsurer are as follows:

	March 31, 2011		December 31, 2010
	Reinsurance		Reinsurance
	Recoverable	% of Total	Recoverable	% of Total
Top 10 reinsurers	$335,458	69.8%	$222,420	71.5%
Other reinsurers’ balances > $1 million	136,307	28.4%	80,221	25.8%
Other reinsurers’ balances < $1 million	8,419	1.8%	8,489	2.7%

Total	$480,184	100.0%	$311,130	100.0%

	March 31, 2011
		Reinsurance
Top 10 Reinsurers	Rating	Recoverable	% of Total
Allianz	AA	$70,807	21.1%
Lloyd’s Syndicates	A+	68,541	20.5%
Hannover Re	AA-	36,722	10.9%
Manulife	AA-	35,000	10.4%
Tokio Marine / Tokio Millennium	AA-	26,571	7.9%
Everest Re	A+	23,726	7.1%
Fully collateralized reinsurers	NR	22,520	6.7%
Montpelier Re	A-	20,000	6.0%
Munich Re	AA-	16,571	4.9%
Transatlantic Re	A+	15,000	4.5%

Total		$335,458	100.0%

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

     At March 31, 2011 and December 31, 2010, the provision for uncollectible reinsurance relating to losses recoverable was $5,986 and $5,652, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $480,184 reinsurance recoverable at March 31, 2011, $22,520 was fully collateralized (December 31, 2010: $23,750).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
This amount was in addition to, and in excess of, the $135,494 of common shares purchased by the Company through February 17, 2010 under its previously authorized $400,000 share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company repurchased $300,000 in common shares. On November 4, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company repurchased $238,362 in common shares. In addition, the Board of Directors authorized separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital LLC, and Vestar Capital Partners pursuant to which the Company repurchased $61,638 in common shares. On December 20, 2010, the Board of Directors authorized the Company to return up to an additional $400,000 to shareholders. This amount is in addition to the $929,173 of common shares purchased by the Company through December 23, 2010 under its previously authorized share repurchase program.
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
     The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	274,966
Restricted share units vested, net of shares withheld	5,376
Employee seller shares vested	—
Options exercised	201,709
Warrants exercised	—

Common shares issued, March 31, 2011	133,320,162
Shares repurchased	(35,031,985)

Common shares outstanding, March 31, 2011	98,288,177

Common Shares
Common shares issued, December 31, 2009	131,616,349
Restricted share awards vested, net of shares withheld	174,582
Restricted share units vested, net of shares withheld	51,436
Employee seller shares vested	—
Options exercised	51,534
Warrants exercised	—

Common shares issued, March 31, 2010	131,893,901
Shares repurchased	(7,983,471)

Common shares outstanding, March 31, 2010	123,910,430

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
b) Warrants
     During the three months ended March 31, 2011 no warrants were exercised (March 31, 2010: nil).
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at March 31, 2011 were 4,762 (December 31, 2010: 4,727).
d) Dividends
     On February 9, 2011, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 30, 2011 to holders of record on March 15, 2011.
8. Stock plans
a) Long Term Incentive Plan and Short Term Incentive Plan
     The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 4,893,061 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.
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

	Weighted average
	risk free interest	Weighted average	Expected life
Year	rate	dividend yield	(years)	Expected volatility
2008	3.5%	3.2%	7	30.0%
2009	3.9%	3.7%	2	34.6%
2010 (a)	n/a	n/a	n/a	n/a

(a)	The Company did not grant any stock option awards during the year ended December 31, 2010 or the three months ended March 31, 2011.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Share compensation expenses in respect of options of $1,247 were recorded for the three months ended March 31, 2011 (March 31, 2010: $1,038). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to options for the three months ended March 31, 2011 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options granted	—	—	—
Options exercised	(201,709)	4.48	21.94
Options forfeited	—	—	—

Options outstanding, March 31, 2011	2,521,975	$6.92	$20.05

Options exercisable at March 31, 2011	2,399,880	$6.81	$19.94

     Activity with respect to options for the three months ended March 31, 2010 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(51,534)	5.72	22.34
Options forfeited	(3,207)	10.30	20.39

Options outstanding, March 31, 2010	3,223,274	$6.84	$19.84

Options exercisable at March 31, 2010	2,514,697	$6.00	$20.08

     At March 31, 2011, there were $661 (December 31, 2010: $851) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.9 years (December 31, 2010: 1.2 years).
     ii. Restricted share awards
     Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $9,156 were recorded for the three months ended March 31, 2011 (March 31, 2010: $4,326). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested restricted share awards for the three months ended March 31, 2011 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	3,333	30.92
Restricted share awards vested	(314,881)	25.37
Restricted share awards forfeited	—	—

Restricted share awards outstanding, March 31, 2011	2,802,491	$24.23

     Activity with respect to unvested restricted share awards for the three months ended March 31, 2010 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43
Restricted share awards granted	426,614	26.15
Restricted share awards vested	(204,520)	24.56
Restricted share awards forfeited	(11,298)	22.13

Restricted share awards outstanding, March 31, 2010	2,736,754	$23.77

     At March 31, 2011, there were $38,548 (December 31, 2010: $44,290) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2010: 2.5 years).
     iii. Restricted share units
     Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $114 were recorded for the three months ended March 31, 2011 (March 31, 2010: $173). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted share units for the three months ended March 31, 2011 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	—	—
Restricted share units vested	(7,129)	24.24
Restricted share units reinvested	296	25.45
Restricted share units forfeited	—	—

Restricted share units outstanding, March 31, 2011	40,216	$25.18

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

     At March 31, 2011, there were $721 (December 31, 2010: $809) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2010: 2.7 years).
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
     Share compensation expenses in respect of PSAs of $344 were recorded for three months ended March 31, 2011 (March 31, 2010: $nil). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested performance share awards for the three months ended March 31, 2011 was as follows:

Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	—	—
Performance share awards vested	—	—
Performance share awards forfeited	—	—

Performance share awards outstanding, March 31, 2011	132,401	$28.70

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested performance share awards for the three months ended March 31, 2010 was as follows:

Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2009	—	$—
Performance share awards granted	—	—
Performance share awards vested	—	—
Performance share awards forfeited	—	—

Performance share awards outstanding, March 31, 2010	—	$—

     At March 31, 2011, there were $3,052 (December 31, 2010: $3,375) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 2.2 years (December 31, 2010: 2.4 years).
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
     Share compensation expenses in respect of employee seller shares of $1,188 were recorded for three months ended March 31, 2011 (March 31, 2010: $1,039).
     Activity with respect to unvested employee seller shares for the three months ended March 31, 2011 was as follows:

Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2010	197,879	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, March 31, 2011	197,879	$22.01

     Activity with respect to unvested employee seller shares for the three months ended March 31, 2010 was as follows:

Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	—	—

Employee seller shares outstanding, March 31, 2010	410,667	$22.01

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At March 31, 2011, there were $1,090 (December 31, 2010: $2,141) of total unrecognized share compensation expenses in respect of employee seller shares that are expected to be recognized over a weighted-average period of 0.3 years (December 31, 2010: 0.5 years).

c) Total share compensation expenses
     The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Options	$1,247	$1,038
Restricted share awards	9,156	4,326
Restricted share units	114	173
Performance share awards	344	—
Employee seller shares	1,188	1,039

Total	$12,049	$6,576

9. Debt and financing arrangements
a) Financing structure and finance expenses
     The financing structure at March 31, 2011 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,901
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	285,048	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	64,368	—

Total	$1,605,000	$914,216	$536,701

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The financing structure at December 31, 2010 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,874
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	268,944	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	68,063	—

Total	1,605,000	901,807	536,674

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
2006 Junior Subordinated Deferrable Debentures	$3,588	$3,588
2007 Junior Subordinated Deferrable Debentures	3,029	3,029
2010 Senior Notes due 2040	5,597	3,978
Credit facilities	1,724	1,311
Talbot FAL Facility	63	422
Talbot other interest	—	75
Talbot third party FAL facility	—	2,748

Total	$14,001	$15,151

(b)	$250,000 2010 Senior Notes due 2040
     On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “2010 Senior Notes”) in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the notes prospectus supplement. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 2010 Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $243,967 from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and payment of dividends to shareholders. Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 2010 Senior Notes.
     The 2010 Senior Notes are unsecured and unsubordinated obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The 2010

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
Senior Notes will be effectively junior to all of the Company’s future secured debt, to the extent of the value of the collateral securing such debt, and will rank senior to all our existing and future subordinated debt. The 2010 Senior Notes will be structurally subordinated to all obligations of the Company’s subsidiaries.
     Future expected payments of interest on the 2010 Senior Notes are as follows:

2011	$11,094
2012	22,188
2013	22,188
2014	22,188
2015 and thereafter	565,780

Total minimum future payments	$643,438

(c) Junior subordinated deferrable debentures
     On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “2006 Junior Subordinated Deferrable Debentures”). The 2006 Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest is payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 2006 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and are amortized to income over the five year optional redemption period.
     On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “2007 Junior Subordinated Deferrable Debentures”). The 2007 Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 2007 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period.
     During 2008 and 2009 the Company repurchased from an unaffiliated financial institution $60,200 principal amount of its 2007 Junior Subordinated Deferrable Debentures due 2037.
     Future expected payments of interest and principal on the 2006 and 2007 Junior Subordinated Deferrable Debentures are as follows:

2011	$12,292
2012	5,928
2013	—
2014	—
2015 and thereafter	289,800

Total minimum future payments	$308,020

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
(d) Credit facilities
     (i) $340,000 syndicated unsecured letter of credit facility, $60,000 bilateral unsecured letter of credit facility and $500,000 secured letter of credit facility
     On March 12, 2010, the Company entered into a three-year $340,000 syndicated unsecured letter of credit facility and a $60,000 bilateral unsecured letter of credit facility which provide for letter of credit availability for Validus Re and the Company’s other subsidiaries and revolving credit availability for the Company (the “Three Year Facilities”) (the full $400,000 of which is available for letters of credit and/or revolving loans).
     On March 12, 2007, the Company entered into a $500,000 five-year secured letter of credit facility, as subsequently amended on October 25, 2007, July 24, 2009, and March 12, 2010, which provides for letter of credit availability for Validus Re and the Company’s other subsidiaries (the “Five Year Facility” and, together with the Three Year Facilities, the “Credit Facilities”). The Credit Facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. On October 25, 2007, the Company entered into the First Amendment to the Credit Facilities to provide for, among other things, additional capacity to incur up to $100,000 under a new Funds at Lloyd’s Letter of Credit Facility (as described below) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd’s of London for the 2008 and 2009 underwriting years of account. The amendment also modified certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.
     On September 4, 2009, the Company announced that it had entered into Amendments to its $500,000 five-year secured letter of credit facility and its then outstanding $200,000 three-year unsecured facility and $100,000 Talbot FAL Facility to amend a specific investment restriction clause in order to permit the completion of the IPC Acquisition. The amendment also modified and updated certain pricing and covenant terms.
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
     As of March 31, 2011, there was $285,048 in outstanding letters of credit under the Five Year Facility (December 31, 2010: $268,944) and $nil outstanding under the Three Year Facilities (December 31, 2010: $nil).
     As of March 31, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

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
     The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of March 31, 2011, the Company had $25,000 in outstanding letters of credit under this facility.
     As of March 31, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.
     (iii) IPC Syndicated Facility and IPC Bi-Lateral Facility
     IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of March 31, 2011, $64,368 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2010: $68,063).
     As of March 31, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.
10. Commitments and contingencies
a) Concentrations of credit risk
     The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. With the exception of the Company’s bank loan portfolio, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At March 31, 2011, 1.8% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.1% of its investment portfolio, other than with respect to government and agency securities.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
b) Funds at Lloyd’s
     The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level which would call on this arrangement.
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at March 31, 2011 amounted to $441,000 (December 31, 2010: $441,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2010: $25,000).
c) Lloyd’s Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2011 estimated premium income at Lloyd’s of £560,000, the March 31, 2011 exchange rate of £1 equals $1.6031 and assuming the maximum 3% assessment, the Company would be assessed approximately $26,932.
11. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
     a) On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for a portion of the Company’s investment portfolio. Goldman Sachs entities, own 9,634,782 non-voting shares in the Company, hold warrants to purchase 1,604,410 non-voting shares. Sumit Rajpal, resigned from the Board of Directors effective February 7, 2011. Mr. Rajpal continues to serves as Managing Director of Goldman, Sachs and Co., GSAM’s parent company. Investment management fees earned by GSAM for three months ended March 31, 2011 were $360 (March 31, 2010: $379) of which $454 was included in accounts payable and accrued expenses at March 31, 2011 (December 31, 2010: $359). Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     b) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company’s Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three months ended March 31, 2011 of $511 (March 31, 2010: $740), of which $535 was included in premiums receivable at March 31, 2011 (December 31, 2010: $378). The Company also recognized reinsurance premiums ceded during the three months ended March 31, 2011 of $163 (March 31, 2010: $606), of which $89 was included in reinsurance balances payable at March 31, 2011 (December 31, 2010: $132). Earned premium adjustments of $334 were incurred during the three months ended March 31, 2011 (March 31, 2010: nil).
     c) Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk during the three months ended March 31, 2011 of $453 (March 31, 2010: $37), of which $638 was included in accounts payable and accrued expenses at March 31, 2011 (December 31, 2010: $792).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     d) On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, the Chairman of Talbot Holdings, Ltd. serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the three months ended March 31, 2011 were $146 (March 31, 2010: $85), of which $122 (December 31, 2010: $97) was included in accounts payable and accrued expenses at March 31, 2011.
12. Earnings per share
     The following table sets forth the computation of basic and diluted (loss) per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Basic earnings per share
(Loss)	$(172,364)	$(118,378)

less: Dividends and distributions declared on outstanding warrants	(1,984)	(1,749)

(Loss) available to common shareholders	$(174,348)	$(120,127)

Weighted average number of common shares outstanding	97,944,340	126,633,277

Basic (loss) per share	$(1.78)	$(0.95)

Diluted earnings per share
(Loss)	$(172,364)	$(118,378)

less: Dividends and distributions declared on outstanding warrants	(1,984)	(1,749)

(Loss) available to common shareholders	$(174,348)	$(120,127)

Weighted average number of common shares outstanding	97,944,340	126,633,277

Diluted (loss) per share	$(1.78)	$(0.95)

     Share equivalents that would result in the issuance of common shares of 15,995 were outstanding for three months ended March 31, 2011 but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Due to the net loss in the three months ended March 31, 2011 and 2010, share equivalents were not included in the computation of diluted earnings per share, because of their anti-dilutive effect.
13. Subsequent events
     During April 2011, a series of tornadoes hit the United States, causing significant property damage across a number of states including Alabama, Mississippi and Tennessee.
     The Company is continuing to review its in-force contracts and preliminary loss information from clients for the event described above and does not expect that losses, either individually or when aggregated, will have a material impact on its shareholders equity or liquidity.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     On May 4, 2011, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2011 to holders of record on June 15, 2011.
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
Validus Re
     The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty, which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation, crisis management and motor.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the results of our operating segments and corporate segment:

			Corporate &
Three Months Ended March 31, 2011	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$611,238	$263,057	$(24,399)	$849,896
Reinsurance premiums ceded	(46,805)	(87,414)	24,399	(109,820)

Net premiums written	564,433	175,643	—	740,076
Change in unearned premiums	(312,124)	1,581	—	(310,543)

Net premiums earned	252,309	177,224	—	429,533

Underwriting deductions
Losses and loss expenses	310,544	165,654	—	476,198
Policy acquisition costs	40,066	37,216	14	77,296
General and administrative expenses	10,657	28,722	9,098	48,477
Share compensation expenses	3,105	2,719	6,225	12,049

Total underwriting deductions	364,372	234,311	15,337	614,020

Underwriting (loss)	$(112,063)	$(57,087)	$(15,337)	$(184,487)

Net investment income	25,651	6,590	(2,266)	29,975
Other income	1,433	3,017	(2,844)	1,606
Finance expenses	(1,713)	(63)	(12,225)	(14,001)

Operating (loss) before taxes	(86,692)	(47,543)	(32,672)	(166,907)
Tax (expense) benefit	(2)	1,793	(332)	1,459

Net operating (loss)	$(86,694)	$(45,750)	$(33,004)	$(165,448)

Net realized gains on investments	3,919	2,460	—	6,379
Net unrealized (losses) on investments	(8,515)	(4,313)	—	(12,828)
Foreign exchange (losses) gains	(4,360)	3,901	(8)	(467)

Net (loss)	$(95,650)	$(43,702)	$(33,012)	$(172,364)

Selected ratios:
Net premiums written / Gross premiums written	92.3%	66.8%		87.1%

Losses and loss expenses	123.1%	93.5%		110.9%

Policy acquisition costs	15.9%	21.0%		18.0%
General and administrative expenses (a)	5.5%	17.7%		14.1%

Expense ratio	21.4%	38.7%		32.1%

Combined ratio	144.5%	132.2%		143.0%

Total assets	$5,065,128	$2,748,079	$12,483	$7,825,690

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Three months ended March 31, 2010	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$640,295	$270,541	$(39,902)	$870,934
Reinsurance premiums ceded	(13,110)	(117,531)	39,902	(90,739)

Net premiums written	627,185	153,010	—	780,195
Change in unearned premiums	(343,264)	20,763	—	(322,501)

Net premiums earned	283,921	173,773	—	457,694

Underwriting deductions
Losses and loss expenses	348,920	129,611	—	478,531
Policy acquisition costs	43,503	34,945	(2,272)	76,176
General and administrative expenses	16,312	25,548	11,709	53,569
Share compensation expenses	1,629	1,559	3,388	6,576

Total underwriting deductions	410,364	191,663	12,825	614,852

Underwriting (loss)	$(126,443)	$(17,890)	$(12,825)	$(157,158)

Net investment income	29,245	7,320	(2,266)	34,299
Other income	1,078	1,975	(2,165)	888
Finance expenses	(1,293)	(3,245)	(10,613)	(15,151)

Operating (loss) before taxes	(97,413)	(11,840)	(27,869)	(137,122)
Tax (expense) benefit	(91)	795	(7)	697

Net operating (loss)	$(97,504)	$(11,045)	$(27,876)	$(136,425)

Net realized gains on investments	9,779	1,619	—	11,398
Net unrealized gains on investments	12,195	3,218	—	15,413
Foreign exchange (losses)	(5,139)	(3,599)	(26)	(8,764)

Net (loss)	$(80,669)	$(9,807)	$(27,902)	$(118,378)

Selected ratios:
Net premiums written / Gross premiums written	98.0%	56.6%		89.6%

Losses and loss expenses	122.9%	74.6%		104.6%

Policy acquisition costs	15.3%	20.1%		16.6%
General and administrative expenses (a)	6.3%	15.6%		13.1%

Expense ratio	21.6%	35.7%		29.7%

Combined ratio	144.5%	110.3%		134.3%

Total assets	$5,114,815	$2,429,530	$88,231	$7,632,576

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended March 31, 2011
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$192,365	$27,831	$(1,897)	$218,299	25.7%
Worldwide excluding United States (a)	26,978	67,967	(2,712)	92,233	10.9%
Europe	58,966	16,009	(502)	74,473	8.8%
Latin America and Caribbean	25,119	18,268	(13,629)	29,758	3.5%
Japan	10,198	540	(100)	10,638	1.2%
Canada	100	3,808	(100)	3,808	0.4%
Rest of the world (b)	36,057	—	—	36,057	4.2%

Sub-total, non United States	157,418	106,592	(17,043)	246,967	29.0%
Worldwide including United States (a)	68,196	10,530	(502)	78,224	9.2%
Marine and Aerospace (c)	193,259	118,104	(4,957)	306,406	36.1%

Total	$611,238	$263,057	$(24,399)	$849,896	100.0%

	Three Months Ended March 31, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$233,567	$25,283	$(3,471)	$255,379	29.3%
Worldwide excluding United States (a)	39,764	76,018	(3,832)	111,950	12.9%
Europe	80,476	15,538	(457)	95,557	11.0%
Latin America and Caribbean	28,739	17,227	(15,787)	30,179	3.5%
Japan	650	708	(65)	1,293	0.1%
Canada	65	3,636	(65)	3,636	0.4%
Rest of the world (b)	—	—	—	—	0.0%

Sub-total, non United States	149,694	113,127	(20,206)	242,615	27.9%
Worldwide including United States (a)	76,235	12,776	(1,730)	87,281	10.0%
Marine and Aerospace (c)	180,799	119,355	(14,495)	285,659	32.8%

Total	$640,295	$270,541	$(39,902)	$870,934	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2011 and 2010 and the Company’s consolidated financial condition, liquidity and capital resources at March 31, 2011 and December 31, 2010. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     For a variety of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Executive Overview
     The Company underwrites from two distinct global operating segments, Validus Reinsurance, Ltd. (“Validus Re”) and Talbot Holdings Ltd. (“Talbot”). Validus Re, the Company’s principal reinsurance operating segment, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating segment, operates through its two underwriting platforms: Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) and which writes short-tail insurance products on a worldwide basis, and Underwriting Risk Services Ltd, which is an underwriting agency writing primarily yacht and onshore energy business on behalf of the Talbot syndicate and others.
     The Company’s strategy is to concentrate primarily on short-tail risks, which is an area where management believes current prices and terms provide an attractive risk adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
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
     During 2010, the Company continued to see increased competition and decreased premium rates in most classes of business with the exception of offshore energy, Latin America, financial institutions and political risk lines. During 2010 there was an increased level of catastrophe activity, principally the Chilean earthquake and the Deepwater Horizon events.
     During the January 2011 renewal season, Validus Re increased gross premiums written on the U.S. Cat XOL lines and decreased gross premiums written in the proportional lines. In addition, Validus Re decreased gross premiums written in the International Property lines as market conditions dictated. In the aftermath of 2010’s Deepwater Horizon loss, Validus Re saw additional opportunities and rate increases in the marine lines. Within the specialty lines, Validus Re increased gross premiums written in the terrorism lines among other sub-classes. During the first quarter of 2011, premiums in Talbot have been relatively stable with rate increases occurring on renewals that have suffered losses but rate reductions continuing elsewhere, as a result of good experience and excess capacity in the market. Talbot is expecting improved pricing in the energy, property and political risk lines as a result of recent loss events. The significant elevated worldwide loss activity since the beginning of 2010, in conjunction with changes to certain commercial vendors’ catastrophe models, is resulting in improved pricing and demand for catastrophe reinsurance.
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

	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
Annualized return on average equity	(20.2)%	(12.2)%	10.8%

     The decrease in annualized return on average equity for the three months ended March 31, 2011 was driven primarily by a net loss. The net loss for the three months ended March 31, 2011 increased by $54.0 million, or 45.6% compared to the three months ended March 31, 2010. This unfavorable movement was primarily due to the Tohoku earthquake and other large event losses coupled with an unfavorable movement in unrealized losses on investments.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased by $1.66, or 5.0%, from $32.98 at December 31, 2010 to $31.32 at March 31, 2011. The decrease was due to the loss generated in the three months ended March 31, 2011. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. On May 4, 2011, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2011 to holders of record on June 15, 2011.
     Underwriting income (loss) measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting (loss) for the three months ended March 31, 2011 and 2010 was ($184.5) million and ($157.2) million, respectively. Underwriting income (loss) is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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
     Critical accounting policies and estimates are discussed further in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

The following table presents results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Gross premiums written	$849,896	$870,934
Reinsurance premiums ceded	(109,820)	(90,739)

Net premiums written	740,076	780,195
Change in unearned premiums	(310,543)	(322,501)

Net premiums earned	429,533	457,694

Losses and loss expenses	476,198	478,531
Policy acquisition costs	77,296	76,176
General and administrative expenses	48,477	53,569
Share compensation expenses	12,049	6,576

Total underwriting deductions	614,020	614,852

Underwriting (loss) (a)	(184,487)	(157,158)

Net investment income	29,975	34,299
Other income	1,606	888
Finance expenses	(14,001)	(15,151)

Operating loss before taxes (a)	(166,907)	(137,122)
Tax benefit	1,459	697

Net operating (loss) (a)	(165,448)	(136,425)

Net realized gains on investments	6,379	11,398
Net unrealized (losses) gains on investments	(12,828)	15,413
Foreign exchange (losses)	(467)	(8,764)

Net (loss)	$(172,364)	$(118,378)

Selected ratios:
Net premiums written / Gross premiums written	87.1%	89.6%

Losses and loss expenses	110.9%	104.6%
Policy acquisition costs	18.0%	16.6%
General and administrative expenses (b)	14.1%	13.1%

Expense ratio	32.1%	29.7%

Combined ratio	143.0%	134.3%

a)	Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

b)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Validus Re
Gross premiums written	$611,238	$640,295
Reinsurance premiums ceded	(46,805)	(13,110)

Net premiums written	564,433	627,185
Change in unearned premiums	(312,124)	(343,264)

Net premiums earned	252,309	283,921

Losses and loss expenses	310,544	348,920
Policy acquisition costs	40,066	43,503
General and administrative expenses	10,657	16,312
Share compensation expenses	3,105	1,629

Total underwriting deductions	364,372	410,364

Underwriting (loss) (a)	(112,063)	(126,443)

Talbot
Gross premiums written	$263,057	$270,541
Reinsurance premiums ceded	(87,414)	(117,531)

Net premiums written	175,643	153,010
Change in unearned premiums	1,581	20,763

Net premiums earned	177,224	173,773

Losses and loss expenses	165,654	129,611
Policy acquisition costs	37,216	34,945
General and administrative expenses	28,722	25,548
Share compensation expenses	2,719	1,559

Total underwriting deductions	234,311	191,663

Underwriting (loss) (a)	(57,087)	(17,890)

Corporate & Eliminations
Gross premiums written	$(24,399)	$(39,902)
Reinsurance premiums ceded	24,399	39,902

Net premiums written	—	—
Change in unearned premiums	—	—

Net premiums earned	—	—

Losses and loss expenses	—	—
Policy acquisition costs	14	(2,272)
General and administrative expenses	9,098	11,709
Share compensation expenses	6,225	3,388

Total underwriting deductions	15,337	12,825

Underwriting (loss) (a)	(15,337)	(12,825)

Total underwriting (loss) (a)	$(184,487)	$(157,158)

a)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
     Net loss for the three months ended March 31, 2011 was ($172.4) million compared to a net loss of ($118.4) million for the three months ended March 31, 2010, an increase of $54.0 million or 45.6%. The primary factors driving the increase in net loss were:
•	An unfavorable movement of $28.2 million in net unrealized (losses) gains on investments.
•	Increase in underwriting loss of $27.3 million due primarily to a $28.2 million decrease in net premiums earned. Loss and loss expenses were relatively consistent with the three months ended March 31, 2010, with both quarters experiencing substantial catastrophe losses. Other underwriting deductions including policy acquisition costs and general and administrative expenses remained at levels similar to 2010.
•	Decrease in net realized gains on investments of $5.0 million.
The above items were partially offset by the following factor:
•	A favorable movement in foreign exchange of $8.3 million.
The change in net income for the three months ended March 31, 2011 of $54.0 million as compared to the three months ended March 31, 2010 is described in the following table:

	Three Months Ended March 31, 2011
	Increase (Decrease) Over the Three Months Ended March 31, 2010
			Corporate and
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Notable losses — decrease (increase) in net loss and loss expenses (a)	$60,954	$(30,844)	$—	$30,110
Less: Notable losses — increase (decrease) in net reinstatement premiums (a)	12,241	(6,534)	—	5,707
Other underwriting (loss)	(58,815)	(1,819)	(2,512)	(63,146)

Underwriting income (loss) (b)	14,380	(39,197)	(2,512)	(27,329)
Net investment income	(3,594)	(730)	—	(4,324)
Other income	355	1,042	(679)	718
Finance expenses	(420)	3,182	(1,612)	1,150

	10,721	(35,703)	(4,803)	(29,785)
Taxes	89	998	(325)	762

	10,810	(34,705)	(5,128)	(29,023)

Net realized (losses) gains on investments	(5,860)	841	—	(5,019)
Net unrealized (losses) on investments	(20,710)	(7,531)	—	(28,241)
Net foreign exchange gains	779	7,500	18	8,297

Net (loss)	$(14,981)	$(33,895)	$(5,110)	$(53,986)

(a)	Notable losses for the three months ended March 31, 2011 include: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods and CNRL Horizon. Notable losses for the three months ended March 31, 2010 include Chilean earthquake, windstorm Xynthia and Melbourne hailstorm. Excludes the reserve for potential development on 2010 and 2011 notable loss events.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written
     Gross premiums written for the three months ended March 31, 2011 were $849.9 million compared to $870.9 million for the three months ended March 31, 2010, a decrease of $21.0 million or 2.4%. Gross premiums written on the property lines decreased by $58.0 million, while the marine and specialty lines increased by $27.1 million and $9.9 million, respectively. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$419,123	49.3%	$477,137	54.8%	(12.2)%
Marine	287,748	33.9%	260,625	29.9%	10.4%
Specialty	143,025	16.8%	133,172	15.3%	7.4%

Total	$849,896	100.0%	$870,934	100.0%	(2.4)%

Validus Re. Validus Re gross premiums written for the three months ended March 31, 2011 were $611.2 million compared to $640.3 million for the three months ended March 31, 2010, a decrease of $29.1 million or 4.5%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$365,268	59.7%	$412,408	64.5%	(11.4)%
Marine	185,033	30.3%	169,986	26.5%	8.9%
Specialty	60,937	10.0%	57,901	9.0%	5.2%

Total	$611,238	100.0%	$640,295	100.0%	(4.5)%

     The decrease in gross premiums written in the property lines of $47.1 million was due primarily to a $39.7 million decrease in premiums from proportional business. This reduction was caused by a combination of a number of large quota share reinsurance contracts being removed from the market, reduced rates across the majority of territories and cedants increasing their net retention limits. Catastrophe excess of loss gross premiums written also decreased $1.5 million, net of increased reinstatement premiums of $24.4 million. The increase in gross premiums written of $15.0 million in the marine lines was due primarily to a $23.7 million increase in new and renewing business due to growth in proportional lines within the marine lines, this was offset by a $10.0 million decrease in inter-company business written with Talbot. The increase in gross premiums written in the specialty lines of $3.0 million was primarily due to a $2.0 million increase in new business generated by Validus Re Singapore.
     Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot decreased by $4.3 million in the property lines, $10.0 million in the marine lines and $1.2 million in the specialty lines as compared to the three months ended March 31, 2010. These reinsurance agreements with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the three months ended March 31, 2011 were $263.1 million compared to $270.5 million for the three months ended March 31, 2010, a decrease of $7.5 million or 2.8%. The $263.1 million of gross premiums written translated at 2010 rates of exchange would have been $261.0 million during the three months ended March 31, 2011, a decrease of $9.5 million compared to 2010. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$70,729	26.9%	$85,874	31.8%	(17.6)%
Marine	104,935	39.9%	102,873	38.0%	2.0%
Specialty	87,393	33.2%	81,794	30.2%	6.8%

Total	$263,057	100.0%	$270,541	100.0%	(2.8)%

     The decrease in gross premiums written in the property lines of $15.1 million was primarily due to a $14.6 million reduction in reinstatement premiums and premiums written on the property treaty lines. The increase in gross premiums written in the specialty lines of $5.6 million was primarily due to a $6.3 million increase in new and renewing business in the war, political risk and violence lines.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended March 31, 2011 were $109.8 million compared to $90.7 million for the three months ended March 31, 2010, an increase of $19.1 million or 21.0%. Reinsurance premiums ceded in the property lines increased by $26.5 million, partially offset by a decrease in the specialty lines of $7.4 million. Details of reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Reinsurance	Reinsurance Premiums	Reinsurance	Reinsurance Premiums
(Dollars in thousands)	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
Property	$68,168	62.0%	$41,673	45.9%	63.6%
Marine	15,566	14.2%	15,624	17.2%	(0.4)%
Specialty	26,086	23.8%	33,442	36.9%	(22.0)%

Total	$109,820	100.0%	$90,739	100.0%	21.0%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended March 31, 2011 were $46.8 million compared to $13.1 million for the three months ended March 31, 2010, an increase of $33.7 million or 257.0%. Details of Validus Re reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Reinsurance	Reinsurance Premiums	Reinsurance	Reinsurance Premiums
(Dollars in thousands)	Premiums Ceded	Ceded (%)	Premiums Ceded	Ceded (%)	% Change
Property	$46,680	99.7%	$9,342	71.3%	399.7%
Marine	(376)	(0.8)%	4,050	30.9%	(109.3)%
Specialty	501	1.1%	(282)	(2.2)%	277.7%

Total	$46,805	100.0%	$13,110	100.0%	257.0%

     Reinsurance premiums ceded in the property lines increased by $37.3 million, primarily due to the purchase of $39.8 million of additional and replacement retrocessional coverage on the world wide catastrophe portfolio. The replacement retrocessional coverage was purchased following the major loss events in the three months ended March 31, 2011. Reinsurance premiums ceded in the marine lines decreased by $4.4 million, primarily due to $4.1 million of retrocessional coverage purchased in the three months ended March 31, 2010.

There was a change in renewal dates as a result of a notable loss in the three months ended June 30, 2010, and this coverage is now expected to renew in the three months ended June 30, 2011.
Talbot. Talbot reinsurance premiums ceded for the three months ended March 31, 2011 were $87.4 million compared to $117.5 million for the three months ended March 31, 2010, a decrease of $30.1 million or 25.6%. Details of Talbot reinsurance premiums ceded by line of business are described below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$38,362	43.9%	$53,476	45.5%	(28.3)%
Marine	18,162	20.8%	23,808	20.3%	(23.7)%
Specialty	30,890	35.3%	40,247	34.2%	(23.2)%

Total	$87,414	100.0%	$117,531	100.0%	(25.6)%

     Reinsurance premiums ceded in the property lines decreased by $15.1 million. The decrease was primarily due to a $14.6 million reduction in premiums ceded in property treaty business and the onshore energy lines. Reinsurance premiums ceded in the marine lines decreased by $5.6 million, primarily due to a $10.0 million decrease in premiums ceded on the surplus lines partially offset by a $6.6 million reinstatement premium in relation to a large marine loss recorded in the three months ended March 31, 2011. Reinsurance premiums ceded in the specialty lines decreased by $9.4 million, primarily due to a $7.6 million decrease in premiums ceded in the aviation treaty lines relating to changes in the program inception date.
     Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re decreased by $4.3 million in the property lines, $10.0 million in the marine lines and $1.2 million in its specialty lines as compared to the three months ended March 31, 2010. These reinsurance agreements with Validus Re are eliminated upon consolidation.
Net Premiums Written
     Net premiums written for the three months ended March 31, 2011 were $740.1 million compared to $780.2 million for the three months ended March 31, 2010, a decrease of $40.1 million, or 5.1%. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2011 and 2010 were 87.1% and 89.6%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$350,955	47.4%	$435,464	55.8%	(19.4)%
Marine	272,182	36.8%	245,001	31.4%	11.1%
Specialty	116,939	15.8%	99,730	12.8%	17.3%

Total	$740,076	100.0%	$780,195	100.0%	(5.1)%

Validus Re. Validus Re net premiums written for the three months ended March 31, 2011 were $564.4 million compared to $627.2 million for the three months ended March 31, 2010, a decrease of $62.8 million or 10.0%. Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$318,588	56.5%	$403,066	64.2%	(21.0)%
Marine	185,409	32.8%	165,936	26.5%	11.7%
Specialty	60,436	10.7%	58,183	9.3%	3.9%

Total	$564,433	100.0%	$627,185	100.0%	(10.0)%

     The decrease in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 92.3% and 98.0% for the three months ended March 31, 2011 and 2010, respectively, reflecting the increase in reinsurance premiums ceded as a result of the purchase of additional and replacement retrocessional coverage described above.
Talbot. Talbot net premiums written for the three months ended March 31, 2011 were $175.6 million compared to $153.0 million for the three months ended March 31, 2010, an increase of $22.6 million or 14.8%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$32,367	18.4%	$32,398	21.1%	(0.1)%
Marine	86,773	49.4%	79,065	51.7%	9.7%
Specialty	56,503	32.2%	41,547	27.2%	36.0%

Total	$175,643	100.0%	$153,010	100.0%	14.8%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2011 and 2010 were 66.8% and 56.6%, respectively, reflecting the lower reinsurance premiums ceded.
Change in Unearned Premiums
     Net change in unearned premiums for the three months ended March 31, 2011 was ($310.5) million compared to ($322.5) million for the three months ended March 31, 2010, a change of $12.0 million or 3.7%.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(354,648)	$(367,154)	(3.4)%
Change in prepaid reinsurance premium	44,105	44,653	(1.2)%

Net change in unearned premium	$(310,543)	$(322,501)	(3.7)%

Validus Re. Validus Re’s net change in unearned premiums for the three months ended March 31, 2011 were ($312.1) million compared to ($343.3) million for the three months ended March 31, 2010, a change of $31.1 million or 9.1%.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(320,176)	$(331,600)	(3.4)%
Change in prepaid reinsurance premium	8,052	(11,664)	(169.0)%

Net change in unearned premium	$(312,124)	$(343,264)	(9.1)%

The Validus Re net change in unearned premium has decreased for the three months ended March 31, 2011 primarily due to the increased premiums ceded and a decrease in gross premiums written for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Talbot. The Talbot net change in unearned premiums for the three months ended March 31, 2011 was $1.6 million compared to $20.8 million for the three months ended March 31, 2010, a change of $19.2 million, or 92.4%.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(34,472)	$(35,554)	3.0%
Change in prepaid reinsurance premium	36,053	56,317	36.0%

Net change in unearned premium	$1,581	$20,763	92.4%

     The Talbot net change in unearned premium has decreased for the three months ended March 31, 2011 primarily due to the decrease in reinsurance premiums ceded and the decrease in gross premiums written for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Net Premiums Earned
     Net premiums earned for the three months ended March 31, 2011 were $429.5 million compared to $457.7 million for the three months ended March 31, 2010, a decrease of $28.2 million or 6.2%. The decrease in net premiums earned was driven by a decrease in net premiums earned of $31.6 million in the Validus Re segment, partially offset by an increase of $3.5 million in the Talbot segment. Details of net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$215,713	50.3%	$249,485	54.5%	(13.5)%
Marine	118,297	27.5%	104,253	22.8%	13.5%
Specialty	95,523	22.2%	103,956	22.7%	(8.1)%

Total	$429,533	100.0%	$457,694	100.0%	(6.2)%

Validus Re. Validus Re net premiums earned for the three months ended March 31, 2011 were $252.3 million compared to $283.9 million for the three months ended March 31, 2010, a decrease of $31.6 million or 11.1%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$176,770	70.1%	$211,444	74.4%	(16.4)%
Marine	53,858	21.3%	41,029	14.5%	31.3%
Specialty	21,681	8.6%	31,448	11.1%	(31.1)%

Total	$252,309	100.0%	$283,921	100.0%	(11.1)%

     The decrease in net premiums earned is consistent with the decrease in net written premiums and increase in premiums ceded for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Talbot. Talbot net premiums earned for the three months ended March 31, 2011 were $177.2 million compared to $173.8 million for the three months ended March 31, 2010, an increase of $3.5 million or 2.0%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$38,943	22.0%	$38,041	21.9%	2.4%
Marine	64,439	36.4%	63,224	36.4%	1.9%
Specialty	73,842	41.6%	72,508	41.7%	1.8%

Total	$177,224	100.0%	$173,773	100.0%	2.0%

     The increase in net premiums earned is a result of the increase in net premiums written over the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as discussed above.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended March 31, 2011 were $476.2 million compared to $478.5 million for the three months ended March 31, 2010, a decrease of $2.3 million or 0.5%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended March 31, 2011 and 2010 were 110.9% and 104.6%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010	% Change
Property	136.0%	149.8%	(13.8)
Marine	114.5%	55.3%	59.2
Specialty	49.7%	45.4%	4.3
All lines	110.9%	104.6%	6.3
     At March 31, 2011 and 2010, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended March 31, 2011.

	As at March 31, 2011
			Total Gross Reserve
			for
			Losses and Loss
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Expenses
Property	$497,174	$757,771	$1,254,945
Marine	353,938	400,951	754,889
Specialty	224,704	299,877	524,581

Total	$1,075,816	$1,458,599	$2,534,415

	As at March 31, 2011
			Total Net Reserve for
			Losses and Loss
(Dollars in thousands)	Net Case Reserves	Net IBNR	Expenses
Property	$446,059	$580,627	$1,026,686
Marine	296,362	331,160	627,522
Specialty	176,692	249,814	426,506

Total	$919,113	$1,161,601	$2,080,714

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$998,165	$1,191,548	$(153,740)	$2,035,973
Losses recoverable	(80,219)	(356,655)	153,740	(283,134)

Net reserves at period beginning	917,946	834,893	—	1,752,839

Incurred losses — current year	321,822	180,892	—	502,714
Change in prior accident years	(11,278)	(15,238)	—	(26,516)

Incurred losses	310,544	165,654	—	476,198

Foreign exchange	7,574	7,360	—	14,934
Paid losses	(111,946)	(51,311)	—	(163,257)

Net reserves at period end	1,124,118	956,596	—	2,080,714
Losses recoverable	216,300	368,371	(130,970)	453,701

Gross reserves at period end	$1,340,418	$1,324,967	$(130,970)	$2,534,415

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2011, favorable loss reserve development on prior years totaled $26.5 million. $11.3 million of the favorable loss reserve development related to the Validus Re segment and $15.2 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 6.2 percentage points for the three months ended March 31, 2011. For the three months ended March 31, 2010, favorable loss reserve development on prior years totaled $26.7 million. Of this, $11.5 million related to the Validus Re segment and $15.3 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 5.8 percentage points for the three months ended March 31, 2010.
     For the three months ended March 31, 2011, the Company incurred $293.8 million from notable loss events, which represented 68.4 percentage points of the loss ratio, excluding reserve for potential development on 2011 notable loss events, as described below. Net of $22.7 million of reinstatement premiums, the effect of these events on net income was $271.1 million. For the three months ended March 31, 2010, the Company incurred $323.9 million from notable loss events, which represented 70.8 percentage points of the loss ratio, excluding reserve for development on 2010 notable loss events, as described below. Net of $17.0 million of reinstatement premiums, the effect of these events on net income was $306.9 million. The Company’s loss ratio, excluding prior year development and notable loss events for the three months ended March 31, 2011 and 2010 was 48.7% and 39.6%, respectively.
     Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company’s actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. During the three months ended March 31, 2011, the Company incurred $50.0 million for a reserve for potential development on 2011 notable loss events as compared to a $19.2 million reserve for potential development on 2010 notable loss events for the three months ended March 31, 2010. At December 31, 2010 the reserve for potential development on 2010 notable loss events was $33.4 million, therefore as at March 31, 2011 the total reserve for potential development on both 2010 and 2011 events was $83.4 million.

		Three months ended March 31, 2011
		(Dollars in thousands)
First Quarter 2011 Notable Loss Events (a)		Validus Re		Talbot		Total
		Net Losses		Net Losses		Net Losses
		and Loss		and Loss		and Loss
Description		Expenses (b)	% of NPE	Expenses (b)	% of NPE	Expenses (b)	% of NPE
Tohoku earthquake	Earthquake	$101,156	40.1%	$47,770	26.9%	$148,926	34.7%
Gryphon Alpha	Mooring failure	42,914	17.0%	9,520	5.4%	52,434	12.2%
Christchurch earthquake	Earthquake	32,381	12.8%	9,500	5.4%	41,881	9.8%
Brisbane floods	Floods	25,023	9.9%	6,000	3.4%	31,023	7.2%
CNRL Horizon	Explosion	12,000	4.8%	7,500	4.2%	19,500	4.5%

Total		$213,474	84.6%	$80,290	45.3%	$293,764	68.4%

		Three months ended March 31, 2010
		(Dollars in thousands)
First Quarter 2010 Notable Loss Events (a)		Validus Re		Talbot		Total
		Net Losses		Net Losses		Net Losses
		and Loss		and Loss		and Loss
Description		Expenses (b)	% of NPE	Expenses (b)	% of NPE	Expenses (b)	% of NPE
Chilean earthquake	Earthquake	$243,670	85.8%	$49,446	28.5%	$293,116	64.0%
Windstorm Xynthia	Windstorm	12,558	4.4%	—	—	12,558	2.8%
Melbourne hailstorm	Hailstorm	18,200	6.5%	—	—	18,200	4.0%

Total		$274,428	96.7%	$49,446	28.5%	$323,874	70.8%

(a)	These notable loss event amounts exclude the reserve for potential development on 2010 and 2011 notable loss events and are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events, and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and the Company’s actual ultimate net losses from these events may vary materially from these estimates.

(b)	Net of reinsurance but not net of reinstatement premiums. Reinstatement premiums were $22.7 million for the three months ended March 31, 2011 and $17.0 million for the three months ended March 31, 2010.

Validus Re. Validus Re losses and loss expenses for the three months ended March 31, 2011 were $310.5 million compared to $348.9 million for the three months ended March 31, 2010, a decrease of $38.4 million or 11.0%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 123.1% and 122.9% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, favorable loss development on prior years totaled $11.3 million and benefited the Validus Re loss ratio by 4.5 percentage points. For the three months ended March 31, 2010, favorable loss development on prior years totaled $11.5 million and benefited the Validus Re loss ratio by 4.0 percentage points.
     For the three months ended March 31, 2011, Validus Re incurred notable loss events as identified above of $213.5 million, which represented 84.6 percentage points of the loss ratio, excluding the reserve for potential development on 2011 notable loss events. Net of reinstatement premiums of $28.6 million, the effect of these events on Validus Re segment income was $184.9 million. For the three months ended March 31, 2010, Validus Re incurred notable loss events as identified above of $274.4 million, which represented 96.7 percentage points of the loss ratio, excluding the reserve for potential development on 2010 notable loss events. Net of reinstatement premiums of $16.4 million, the effect of these events on Validus Re segment income was $258.0 million. Validus Re segment loss ratios, excluding prior year development and notable loss events identified above, for the three months ended March 31, 2011 and 2010 were 43.0% and 30.2%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
	2011	2010	% Change
Property — current year	127.9%	152.2%	(24.3)
Property — change in prior accident years	(3.4)%	(3.9)%	0.5

Property — loss ratio	124.5%	148.3%	(23.8)

Marine — current year	157.0%	66.6%	90.4
Marine — change in prior accident years	0.2%	(9.7)%	9.9

Marine — loss ratio	157.2%	56.9%	100.3

Specialty — current year	51.7%	35.9%	15.8
Specialty — change in prior accident years	(25.0)%	2.5%	(27.5)

Specialty — loss ratio	26.7%	38.4%	(11.7)

All lines — current year	127.6%	126.9%	0.7
All lines — change in prior accident years	(4.5)%	(4.0)%	(0.5)

All lines — loss ratio	123.1%	122.9%	0.2
     For the three months ended March 31, 2011, Validus Re property lines losses and loss expenses include $226.1 million related to current year losses and $6.0 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the three months ended March 31, 2010, Validus Re property lines losses and loss expenses included $321.8 million related to current year losses and $8.3 million of favorable development relating to prior accident years. This favorable development was partially attributable to $3.7 million lower than expected claims development on the Dublin Floods.
     For the three months ended March 31, 2011, Validus Re’s property lines incurred $146.1 million of notable losses, which represented 82.6 percentage points of the property lines loss ratio, excluding the reserve for potential development on 2011 notable loss events. For the three months ended March 31, 2010, Validus Re’s property lines incurred $266.1 million of notable losses, which represented 125.9 percentage points of the property lines loss ratio, excluding reserve for potential development on 2010 notable loss events. Validus Re property lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended March 31, 2011 and 2010 were 45.3% and 26.3%, respectively.

     For the three months ended March 31, 2011, Validus Re marine lines losses and loss expenses include $84.5 million related to current year losses and $0.1 million of adverse development relating to prior accident years. For the three months ended March 31, 2010, Validus Re marine lines losses and loss expenses included $27.3 million related to current year losses and $4.0 million of favorable development relating to prior accident years.
     For the three months ended March 31, 2011, Validus Re’s marine lines incurred $62.9 million of notable losses which represented 116.8 percentage points of the marine lines loss ratio, excluding the reserve for potential development on 2011 notable loss events. For the three months ended March 31, 2010, Validus Re’s marine lines incurred $8.3 million of notable losses, which represented 20.3 percentage points of the marine lines loss ratio, excluding the 2010 reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended March 31, 2011 and 2010 were 40.2 % and 46.3%, respectively.
     For the three months ended March 31, 2011, Validus Re specialty lines losses and loss expenses include $11.2 million related to current year losses and $5.4 million of favorable development relating to prior accident years. For the three months ended March 31, 2010, Validus Re specialty lines losses and loss expenses included $11.3 million related to current year losses and $0.8 million of adverse development on a small number of losses relating to prior accident years.
     For the three months ended March 31, 2011, Validus Re’s specialty lines incurred $4.5 million of notable losses which represented 20.8 percentage points of the specialty lines loss ratio, excluding the reserve for potential development on 2011 notable loss events. For the three months ended March 31, 2010, Validus Re’s specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding prior year development, for the three months ended March 31, 2011 and 2010 were 30.9% and 35.9%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended March 31, 2011 were $165.7 million compared to $129.6 million for the three months ended March 31, 2010, an increase of $36.0 million, or 27.8%. The Talbot loss ratio was 93.5% and 74.6% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, Talbot incurred losses of $180.9 million related to current year losses and $15.2 million in favorable development relating to prior accident years. For the three months ended March 31, 2010, Talbot incurred losses of $144.9 million related to current year losses and $15.3 million in favorable development relating to prior accident years. This favorable development was attributable to lower than expected claim attritional loss development, plus a reduction in the ultimate losses from Hurricanes Ivan and Katrina, offset by deterioration in large specialty and marine losses.
     For the three months ended March 31, 2011, Talbot incurred $80.3 million of notable losses, which represented 45.3 percentage points of the loss ratio. Net of reinstatement premiums of $(5.9) million, the effect of these events on Talbot segment income is $86.2 million. For the three months ended March 31, 2010, Talbot incurred $49.4 million of notable losses, which represented 28.5 percentage points of the Talbot loss ratio. Net of reinstatement premiums of $0.6 million, the effect of these events on Talbot segment income was $48.8 million. Talbot loss ratios, excluding prior year loss development and notable loss events identified above, for the three months ended March 31, 2011 and three months ended March 31, 2010 were 56.8% and 54.9%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
	2011	2010	% Change
Property — current year	202.2%	169.4%	32.8
Property — change in prior accident years	(14.3)%	(11.1)%	(3.2)

Property — loss ratio	187.9%	158.3%	29.6

Marine — current year	86.6%	67.8%	18.8
Marine — change in prior accident years	(7.9)%	(13.6)%	5.7

Marine — loss ratio	78.7%	54.2%	24.5

Specialty — current year	62.7%	51.8%	10.9
Specialty — change in prior accident years	(6.2)%	(3.4)%	(2.8)

Specialty — loss ratio	56.5%	48.4%	8.1

All lines — current year	102.1%	83.4%	18.7
All lines — change in prior accident years	(8.6)%	(8.8)%	0.2

All lines — loss ratio	93.5%	74.6%	18.9

     For the three months ended March 31, 2011, Talbot property lines losses and loss expenses include $78.8 million related to current year losses and $5.6 million of favorable development relating to prior accident years. The prior year favorable development is attributable to lower than expected claims development across most lines of business. For the three months ended March 31, 2010, Talbot property lines losses and loss expenses included $64.5 million related to current year losses and $4.2 million of favorable development relating to prior accident years. The prior year favorable development was attributable to a reduction in ultimate losses from Hurricanes Ivan and Katrina, and lower than expected attritional loss development.
     For the three months ended March 31, 2011, Talbot’s property lines incurred $56.3 million of notable losses, which represented 144.5 percentage points of the property lines loss ratio. For the three months ended March 31, 2010, Talbot’s property lines incurred $42.5 million of notable losses, which represented 111.7 percentage points of the property lines loss ratio. Talbot property line loss ratio, excluding prior year development and loss events noted above for the three months ended March 31, 2011 and 2010 were 57.7% and 57.7%, respectively.
     For the three months ended March 31, 2011, Talbot marine lines losses and loss expenses include $55.9 million related to current year losses and $5.1 million of favorable development relating to prior accident years. The prior year favorable development is primarily due to lower than expected loss development across a number of lines. For the three months ended March 31, 2010, Talbot marine lines losses and loss expenses included $42.9 million related to current year losses and $8.6 million of favorable development relating to prior accident years. The prior year favorable development was primarily due to lower than expected attritional losses partially offset by deterioration in large losses.
     For the three months ended March 31, 2011, Talbot’s marine lines incurred $20.2 million of notable losses, which represented 31.3 percentage points of the marine lines loss ratio. For the three months ended March 31, 2010, Talbot’s marine lines incurred $5.7 million of notable losses, which represented 8.9 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding prior year development and loss events noted above, for the three months ended March 31, 2011 and 2010 were 55.3% and 58.9%, respectively.
     For the three months ended March 31, 2011, Talbot specialty lines losses and loss expenses include $46.3 million relating to current year losses and $4.5 million of favorable development relating to prior accident years. The prior year favorable development is attributable to lower than expected claims development across some lines together with a reclassification of one loss the from specialty to marine line. For the three months ended March 31, 2010, Talbot specialty lines losses and loss expenses included $37.5 million relating to current year losses and $2.5 million of favorable development relating to prior accident years. The prior year favorable development was primarily due to lower than expected attritional losses partially offset by deterioration in large losses.
     For the three months ended March 31, 2011, Talbot’s specialty lines incurred $3.8 million of notable losses, which represented 5.2 percentage points of the specialty lines loss ratio. For the three months ended March 31, 2010, Talbot’s specialty lines incurred $1.3 million of notable losses, which represented 1.8 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding prior year development for the three months ended March 31, 2011 and 2010 were 57.5% and 50.0%, respectively.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended March 31, 2011 were $77.3 million compared to $76.2 million for the three months ended March 31, 2010, an increase of $1.1 million or 1.5%.

Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2011 and 2010 were 18.0% and 16.6%, respectively. The changes in policy acquisition costs are due to the factors described below.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$29,184	37.8%	13.5%	$37,102	48.7%	14.9%	(21.3)%
Marine	27,083	35.0%	22.9%	18,163	23.8%	17.4%	49.1%
Specialty	21,029	27.2%	22.0%	20,911	27.5%	20.1%	0.6%

Total	$77,296	100.0%	18.0%	$76,176	100.0%	16.6%	1.5%

Validus Re. Validus Re policy acquisition costs for the three months ended March 31, 2011 were $40.1 million compared to $43.5 million for the three months ended March 31, 2010, a decrease of $3.4 million or 7.9%.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$25,875	64.6%	14.6%	$32,258	74.1%	15.3%	(19.8)%
Marine	10,510	26.2%	19.5%	6,809	15.7%	16.6%	54.4%
Specialty	3,681	9.2%	17.0%	4,436	10.2%	14.1%	(17.0)%

Total	$40,066	100.0%	15.9%	$43,503	100.0%	15.3%	(7.9)%

     Policy acquisition costs include brokerage, commission, excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Validus Re policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2011 and 2010 were 15.9% and 15.3%, respectively. The policy acquisition cost ratio in the property lines has remained relatively consistent for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The policy acquisition cost ratio in the marine lines increased by 2.9% primarily due to the largest single reinsurance contract, by gross premium written, having an acquisition cost ratio of 36%. This contract incepted in the three months ended March 31, 2010 on a risks attaching basis and therefore has a higher earned premium impact in the three months ended March 31, 2011. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs.
Talbot. Talbot policy acquisition costs for the three months ended March 31, 2011 were $37.2 million compared to $34.9 million for the three months ended March 31, 2010, an increase of $2.3 million or 6.5%.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$3,366	9.0%	8.6%	$7,056	20.2%	18.5%	(52.3)%
Marine	16,593	44.6%	25.7%	11,395	32.6%	18.0%	45.6%
Specialty	17,257	46.4%	23.4%	16,494	47.2%	22.7%	4.6%

Total	$37,216	100.0%	21.0%	$34,945	100.0%	20.1%	6.5%

     The policy acquisition cost ratio in the Talbot property lines decreased due to increases in intercompany policy acquisition costs on the property treaty line. The policy acquisition cost ratio on the Talbot marine lines increased primarily due to acquisition cost rate increases in the Hull, Cargo and other treaty lines. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2011 and 2010 were 21.0% and 20.1%, respectively.
General and Administrative Expenses
     General and administrative expenses for the three months ended March 31, 2011 were $48.5 million compared to $53.6 million for the three months ended March 31, 2010, a decrease of $5.1 million or 9.5%. The decrease was a result of decreased expenses in the Validus Re and Corporate segments, offset by an increase in the Talbot segment.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$10,657	22.0%	$16,312	30.4%	(34.7)%
Talbot	28,722	59.2%	25,548	47.7%	12.4%
Corporate & Eliminations	9,098	18.8%	11,709	21.9%	(22.3)%

Total	$48,477	100.0%	$53,569	100.0%	(9.5)%

     General and administrative expenses of $48.5 million in the three months ended March 31, 2011 represents 11.3 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended March 31, 2011 were $10.7 million compared to $16.3 million for the three months ended March 31, 2010, a decrease of $5.7 million or 34.7%. General and administrative expenses have decreased primarily as a result of a decrease in salaries and benefits driven by the absence of severance costs related to IPC, which amounted to $3.0 million in the three months ended March 31, 2010. In addition, there was a reduction in the performance bonus accrued during the quarter. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2011 and 2010 were 4.2% and 5.7%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended March 31, 2011 were $28.7 million compared to $25.5 million for the three months ended March 31, 2010, an increase of $3.2 million or 12.4%. General and administrative expenses have increased primarily as a result of a $1.7 million increase in syndicate costs. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2011 and 2010 were 16.2% and 14.7%, respectively.
     Corporate & Eliminations. Corporate general and administrative expenses for the three months ended March 31, 2011 were $9.1 million compared to $11.7 million for the three months ended March 31, 2010, a decrease of $2.6 million or 22.3%.
Share Compensation Expenses
     Share compensation expenses for the three months ended March 31, 2011 were $12.0 million compared to $6.6 million for the three months ended March 31, 2010, an increase of $5.5 million or 83.2%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$3,105	25.7%	$1,629	24.8%	90.6%
Talbot	2,719	22.6%	1,559	23.7%	74.4%
Corporate & Eliminations	6,225	51.7%	3,388	51.5%	83.7%

Total	$12,049	100.0%	$6,576	100.0%	83.2%

     Share compensation expenses of $12.0 million in the three months ended March 31, 2011 represents 2.8 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the three months ended March 31, 2011 were $3.1 million compared to $1.6 million for the three months ended March 31, 2010 an increase of $1.5 million or 90.6%. During the three month ended March 31, 2011, a change in forfeiture rates resulted in an increase of $1.2 million in share compensation expenses in the Validus Re segment primarily relating to restricted share awards. Share compensation expense as a percent of net premiums earned for the three months ended March 31, 2011 and 2010 were 1.2% and 0.6%, respectively.
Talbot. Talbot share compensation expenses for the three months ended March 31, 2011 was $2.7 million compared to $1.6 million for the three months ended March 31, 2010 an increase of $1.2 million or 74.4%. This increase was primarily due to a change in forfeiture rates which resulted in an increase of $0.5 million in share compensation expenses and an increase of $0.6 million in restricted share award expenses due to a large number of grants being issued in 2010. Share compensation expense as a percent of net premiums earned for the three months ended March 31, 2011 and 2010 were 1.5% and 0.9%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the three months ended March 31, 2011 were $6.2 million compared to $3.4 million for the three months ended March 31, 2010, an increase of $2.8 million or 83.7%. During the three month ended March 31, 2011, a change in forfeiture rates resulted in an increase of $2.3 million in share compensation expenses in the Corporate segment primarily relating to restricted share awards.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2011 and 2010.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010	%Change
Losses and loss expense ratio	110.9%	104.6%	6.3
Policy acquisition cost ratio	18.0%	16.6%	1.4
General and administrative expense ratio (a)	14.1%	13.1%	1.0

Expense ratio	32.1%	29.7%	2.4

Combined ratio	143.0%	134.3%	8.7

	Three Months Ended	Three Months Ended
Validus Re	March 31, 2011	March 31, 2010	%Change
Losses and loss expense ratio	123.1%	122.9%	0.2
Policy acquisition cost ratio	15.9%	15.3%	0.6
General and administrative expense ratio (a)	5.5%	6.3%	(0.8)

Expense ratio	21.4%	21.6%	(0.2)

Combined ratio	144.5%	144.5%	—

	Three Months Ended	Three Months Ended
Talbot	March 31, 2011	March 31, 2010	%Change
Losses and loss expense ratio	93.5%	74.6%	18.9
Policy acquisition cost ratio	21.0%	20.1%	0.9
General and administrative expense ratio (a)	17.7%	15.6%	2.1

Expense ratio	38.7%	35.7%	3.0

Combined ratio	132.2%	110.3%	21.9

(a)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the three months ended March 31, 2011 and 2010 were 14.1% and 13.1%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$48,477	11.3%	$53,569	11.7%
Share compensation expenses	12,049	2.8%	6,576	1.4%

Total	$60,526	14.1%	$60,145	13.1%

Underwriting (Loss)
     Underwriting (loss) for the three months ended March 31, 2011 was ($184.5) million compared to underwriting (loss) of ($157.2) million for the three months ended March 31, 2010, an increase of $27.3 million, or 17.4%.

	Three Months		Three Months
	Ended March 31,		Ended March 31,
(Dollars in thousands)	2011	% of sub-total	2010	% of sub-total	% Change
Validus Re	$(112,063)	66.3%	$(126,443)	87.6%	(11.4)%
Talbot	(57,087)	33.7%	(17,890)	12.4%	219.1%

Sub-total	(169,150)	100.0%	(144,333)	100.0%	17.2%

Corporate & Eliminations	(15,337)		(12,825)		19.6%

Total	$(184,487)		$(157,158)		17.4%

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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010
Underwriting (loss)	$(184,487)	$(157,158)
Net investment income	29,975	34,299
Other income	1,606	888
Finance expenses	(14,001)	(15,151)
Net realized gains on investments	6,379	11,398
Net unrealized (losses) gains on investments	(12,828)	15,413
Foreign exchange (losses)	(467)	(8,764)

Net (loss) before tax	$(173,823)	$(119,075)

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
     The Company excludes the U.S. GAAP income statement line items noted above, from its calculation of underwriting income. Net realized and unrealized gains and losses on investments are excluded because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes the other line items excluded are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining the bonus component of the total annual incentive compensation.
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
Net Investment Income
     Net investment income for the three months ended March 31, 2011 was $30.0 million compared to $34.3 million for the three months ended March 31, 2010, a decrease of $4.3 million or 12.6%. Net investment income decreased due to falling yields in fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended March 31, 2011 and 2010 are as presented below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	%Change
Fixed maturities and short-term investments	$28,935	$35,755	19.1%
Cash and cash equivalents	2,581	586	340.4%
Securities lending income	16	70	(77.1)%

Total gross investment income	31,532	36,411	13.4%
Investment expenses	(1,557)	(2,112)	26.3%

Net investment income	$29,975	$34,299	12.6%

     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 2.06% and 2.33% for the three months ended March 31, 2011 and 2010, respectively, and the average duration of the portfolio at March 31, 2011 was 1.83 years (December 31, 2010 – 2.27 years).
Other Income
     Other income for the three months ended March 31, 2011 was $1.6 million compared to $0.9 million for the three months ended March 31, 2010.
Finance Expenses
     Finance expenses for the three months ended March 31, 2011 were $14.0 million compared to $15.2 million for the three months ended March 31, 2010, a decrease of $1.2 million or 7.6%. The decrease was primarily driven by a $2.7 million decrease in payments under the Talbot third party FAL facility which was closed as of December 31, 2009. This was offset by a $1.6 million increase in interest in relation to the 2010 Senior Notes which were issued on January 26, 2010 and so did not incur a full months interest expense in January 2010. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	%Change
2006 Junior Subordinated Deferrable Debentures	$3,588	$3,588	0.0%
2007 Junior Subordinated Deferrable Debentures	3,029	3,029	0.0%
2010 Senior Notes due 2040	5,597	3,978	40.7%
Credit facilities	1,724	1,311	31.5%
Talbot FAL Facility	63	422	(85.2)%
Talbot other interest	—	75	(100.0)%
Talbot third party FAL facility	—	2,748	(100.0)%

Finance expenses	$14,001	$15,151	(7.6)%

     Capital in Lloyd’s entities, whether personal or corporate, is required to be set annually for the prospective year and held by Lloyd’s in trust (“Funds at Lloyd’s” or “FAL”). For underwriting years up to and including 2007, Talbot’s FAL has been provided both by Talbot and by third parties, thereafter Talbot’s FAL has been provided exclusively by the Company. As all of the underwriting years up to and including 2007 are closed with effect from December 31, 2009, the FAL relating to these years has been returned to the third party providers. There were some costs paid in 2010, which are the final amounts payable under the Talbot third party FAL facility.
Tax Benefit
     Tax benefit for the three months ended March 31, 2011 was $1.5 million compared to a benefit of $0.7 million for the three months ended March 31, 2010, an increase of $0.8 million or 109.3%. The increase is primarily due to adjustments to deferred tax balances in the Talbot segment following the reduction in the effective U.K. tax rate from 28% to 26.5%.
Net Realized Gains on Investments
     Net realized gains on investments for the three months ended March 31, 2011 were $6.4 million compared to gains of $11.4 million for the three months ended March 31, 2010, a decrease of $5.0 million or 44.0%.

Net Unrealized (Losses) Gains on Investments
     Net unrealized losses on investments for the three months ended March 31, 2011 were ($12.8) million compared to gains of $15.4 million for the three months ended March 31, 2010 an unfavorable movement of $28.2 million or 183.2%. The net unrealized losses in the three months ended March 31, 2011 experienced an unfavorable movement due to increasing interest rates which reduced the value of the fixed income portfolio.
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
Foreign Exchange (Losses) Gains
     Foreign exchange losses for the three months ended March 31, 2011 were ($0.5) million compared to losses of ($8.8) million for the three months ended March 31, 2010, a favorable movement of $8.3 million or 94.7%. The favorable movement in foreign exchange was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. For the three months ended March 31, 2011, Validus Re recognized foreign exchange losses of ($4.4) million, Talbot recognized foreign exchange gains of $3.9 million.
     For the three months ended March 31, 2011, Validus Re segment foreign exchange losses were ($4.4) million compared to losses of ($5.1) million for the three months ended March 31, 2010, a favorable movement of $0.8 million. The losses in the current quarter were primarily driven by a ($3.8) million loss on forward exchange contracts to hedge currency movements for the Chilean peso, Australian dollar and Euro.
     For the three months ended March 31, 2011, Talbot segment foreign exchange gains were $3.9 million compared to (losses) of $(3.6) million for the three months ended March 31, 2010, a favorable movement of $7.5 million. The favorable movement in Talbot segment foreign exchange was due primarily to the appreciation of the British pound sterling during the three months ended March 31, 2011. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     The Euro to U.S. dollar exchange rates were 1.33 and 1.41 at December 31, 2010 and March 31, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.55 and 1.60 at December 31, 2010 and March 31, 2011, respectively. During the quarter, the Euro appreciated by 6.0 percent, while the British pound sterling appreciated by 3.2 percent.
     At March 31, 2011, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $100.1 million and $22.7 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $67.6 million and $9.8 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
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

Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the three months ended March 31, 2011 and 2010 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at March 31, 2011 and December 31, 2010.

	As at March 31, 2011
	(unaudited)
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$3,315,321	98,288,177		$33.73

Diluted book value per common share
Total shareholders’ equity	3,315,321	98,288,177
Assumed exercise of outstanding warrants	139,272	7,934,860	$17.55
Assumed exercise of outstanding stock options	50,571	2,521,975	$20.05
Unvested restricted shares	—	3,177,751

Diluted book value per common share	$3,505,164	111,922,763		$31.32

	As at December 31, 2010
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity	$3,504,831	98,001,226		$35.76

Diluted book value per common share
Total shareholders’ equity	3,504,831	98,001,226
Assumed exercise of outstanding warrants	139,272	7,934,860	$17.55
Assumed exercise of outstanding stock options	54,997	2,723,684	$20.19
Unvested restricted shares	—	3,496,096

Diluted book value per common share	$3,699,100	112,155,866		$32.98

Financial Condition and Liquidity
     Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, “Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of the Company’s dividend policy.
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2011 and 2010 is described in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	%Change
Net cash provided by operating activities	$168,557	$183,966	(8.4)%
Net cash (used in) investing activities	(62,779)	(186,214)	66.3%
Net cash (used in) provided by financing activities	(19,267)	98,934	119.5%
Effect of foreign currency rate changes on cash and cash equivalents	10,193	(5,795)	(275.9)%

Net increase in cash	$96,704	$90,891	6.4%

     During the three months ended March 31, 2011, net cash provided by operating activities of $168.6 million was driven primarily by a significant portion of the 2011 incurred losses which have yet to be paid. Net cash used in investing activities of $62.8 million was driven primarily by a net purchase of investments of $52.0 million and an increase in securities lending collateral of $10.8 million. Net cash used in financing activities of $19.3 million was driven primarily by the payment of $27.2 million in quarterly dividends, partially offset by a $10.8 million increase in securities lending payables.
     During the three months ended March 31, 2010, net cash provided by operating activities of $184.0 million was driven primarily by a $366.2 million increase in reserve for losses and loss expenses primarily due to the Chilean earthquake, windstorm Xynthia and the Melbourne hailstorm and a $359.5 million increase in unearned premiums offset by a $255.4 million decrease in premiums receivable, a net loss of $118.4 million, a combined $122.5 million decrease in deferred acquisition costs, prepaid reinsurance premiums, reinsurance balances payable and accounts payable. Net cash used in investing activities of $186.2 million was driven primarily by the investment of operating surpluses. Net cash provided by financing activities of $98.9 million was driven primarily by the issuance $246.8 million of Senior Notes, offset by share repurchases of $128.2 million and quarterly dividend payments of $29.9 million.
     As at March 31, 2011, the Company’s portfolio was composed of fixed income investments including; short-term investments, agency securities and sovereign securities amounting to $5,175.2 million or 87.8% of total cash and investments. Details of the Company’s debt and financing arrangements at March 31, 2011 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	285,048
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31, 2010	64,368

Total		$914,216

Capital Resources
     Shareholders’ equity at March 31, 2011 was $3,315.3 million.
     On February 9, 2011, the Company announced that its Board of Directors (the “Board”) had increased the Company’s annual dividend by 13.6% from $0.88 to $1.00 per common share and common share equivalent for which each outstanding warrant is exercisable.

     On May 4, 2011, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2011 to holders of record on June 5, 2011.
The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
     The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. In November 2009, the Board of Directors of the Company authorized an initial $400.0 million share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750.0 million to shareholders. This amount was in addition to, and in excess of, the $135.5 million of common shares purchased by the Company through February 17, 2010 under its previously authorized $400.0 million share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $300.0 million in common shares. On November 4, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company has repurchased $238.4 million in common shares. In addition, the Board of Directors authorized separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital LLC, and Vestar Capital Partners pursuant to which the Company has repurchased $61.6 million in common shares. On December 20, 2010, the Board of Directors authorized the Company to return up to $400.0 million to shareholders. This amount is in addition to the $929.2 million of common shares purchased by the Company through December 23, 2010 under its previously authorized share repurchase program.
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
     On November 4, 2010, the Company announced that its Board of Directors had approved share repurchase transactions aggregating $300.0 million. These repurchases were effected by a tender offer.
     The Company repurchased 35.0 million shares at a cost of $947.2 million under the share repurchase programs for the period November 4, 2009 through May 3, 2011.
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
     The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	March 31, 2011
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$2,931,084
IPCRe, Ltd	304,379

Total Validus Reinsurance, Ltd. (consolidated)	3,235,463
Talbot Holdings, Ltd	679,564
Other subsidiaries, net	8,741

Total consolidated capitalization	3,923,768
Other, net	(11,546)
Senior notes payable	(246,901)
Debentures payable	(350,000)

Total shareholders’ equity	$3,315,321

Ratings
     The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of May 6, 2011:

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
Recent accounting pronouncements

     Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at March 31, 2011.

(Dollars in thousands)	Commitments	Outstanding(a)
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	285,048
Talbot FAL facility (b)	25,000	25,000
IPC Bi-Lateral Facility	80,000	64,368

Total	$1,605,000	$914,216

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.
     Please refer to Note 9 the Consolidated Financial Statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.
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
     Substantially all of the fixed maturity investments held at March 31, 2011 were publicly traded. At March 31, 2011, the average duration of the Company’s fixed maturity portfolio was 1.83 years (December 31, 2010: 2.27 years) and the average rating of the portfolio was AA (December 31, 2010: AA+). At March 31, 2011, the total fixed maturity portfolio was $4,589.8 million (December 31, 2010: $4,823.9 million), of which $2,437.8 million (December 31, 2010: $2,946.5 million) were rated AAA.
     With the exception of the bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $36.3 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at March 31, 2011 were $58.1 million of catastrophe bonds, $200.1 million of bank loans and $2.3 million of corporate bonds.
     Cash and cash equivalents and investments in Talbot of $1,553.8 million at March 31, 2011 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489.2 million). Total cash and cash equivalents and investments in Talbot were $1,668.8 million at March 31, 2011 (December 31, 2010: $1,592.1 million).

     As of March 31, 2011, the Company had approximately $1.3 million of asset-backed securities with sub-prime collateral (December 31, 2010: $1.6 million) and $9.2 million of Alt-A RMBS (December 31, 2010: $9.9 million).
Cash Flows
     During the three months ended March 31, 2011 and 2010, the Company generated net cash from operating activities of $168.6 million and $184.0 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.
     As of March 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of $717.4 million and $620.7 million, respectively.
     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at March 31, 2011, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we operate;

•	the integration of businesses we may acquire or new business ventures, including overseas offices, we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•	the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.
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
     As at March 31, 2011, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.9%, or approximately $96.0 million. As at March 31, 2011, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.6% or approximately $83.5 million.
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
     As at March 31, 2011, the Company held $728.1 million (December 31, 2010: $644.4 million), or 15.9% (December 31, 2010: 13.4%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of March 31, 2011, $688.7 million, or 8.8% of our total assets and $838.0 million, or 18.6% of our total liabilities were held in foreign currencies. As of March 31, 2011, $104.2 million, or 2.3% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of December 31, 2010, $545.2 million, or 7.7% of our total assets and $638.3 million, or 18.0% of our total liabilities were held in foreign currencies. As of December 31, 2010, $87.0 million, or 2.4% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At March 31, 2011, 1.8% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.1% of total investments, other than with respect to government securities.
     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2011, 97.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2010: 97.4%, rated A-).
     Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 9.1% (December 31, 2010: 8.8%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2011, the Company had $1,827.5 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at March 31, 2011 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	285,048
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31,2010	64,368

Total		$914,216

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
     Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
     Please refer to the discussion of Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     On November 4, 2010, the Company announced that its Board of Directors had approved share repurchase transactions aggregating $300.0 million. These repurchases were effected by a tender offer which the Company commenced on Monday November 8, 2010, for up to 7,945,400 of its common shares at a price of $30.00 per share. In addition, the Board of Directors authorized separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital, LLC and Vestar Capital Partners pursuant to which the Company has repurchased $61.6 million in common shares. On December 20, 2010, the Board of Directors authorized the Company to return up to $400.0 million to shareholders. This amount was in addition to the $929.2 million of common shares purchased by the Company through December 23, 2010 under its previously authorized share repurchase program.
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
     The Company has repurchased approximately 35.0 million common shares for an aggregate purchase price of $947.2 million from the inception of the share repurchase program to May 3, 2011.
     Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted and the exercise of stock appreciation rights. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

		Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
	As at December 31,
Effect of share repurchases:	2010 (cumulative)	January	February	March	As at March 31, 2011
Aggregate purchase price (a)	$941,170	$6,000	$—	$—		$6,000
Shares repurchased	34,836,885	195,100	—	—		195,100
Average price (a)	$27.02	$30.75	$—	$—		$30.75
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (b)						$1.02
Diluted EPS — Quarter (c)					$	n/a

		Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
	As at March 31,						Cumulative to Date
Effect of share repurchases:	2011 (cumulative)	April		May		As at May 3, 2011	Effect
Aggregate purchase price (a)	$947,170	$		$		$—	$947,170
Shares repurchased	35,031,985					—	35,031,985
Average price (a)	$27.04		$—		$—	$—	$27.04

(a)	Share transactions are on a trade date basis through May 4, 2011 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	As the average price per share repurchased during the periods 2009, 2010 and 2011 was lower than the book value per common share, the repurchase of shares increased the Company’s period ending book value per share.

(c)	The estimated impact on diluted earnings per share was calculated by comparing reported results versus i) net income per share plus an estimate of lost net investment income on the cumulative share repurchases divided by ii) weighted average diluted shares outstanding excluding the weighted average impact of cumulative share repurchases. Due to the net loss incurred during the three months ended March 31, 2011, there is no accretive (dilutive) impact on Diluted EPS.
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

VALIDUS HOLDINGS, LTD. (Registrant)
Date: May 6, 2011	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: May 6, 2011	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
President and Chief Financial Officer