Form 10-Q
period 2011-06-30
VALIDUS HOLDINGS LTD
filed 2011-08-05
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
     As of August 3, 2011 there were 99,032,232 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2011 (unaudited) and December 31, 2010
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $4,539,998; 2010 - $4,772,037)	$4,603,534	$4,823,867
Short-term investments, at fair value (amortized cost: 2011 - $725,230; 2010 - $273,444)	725,258	273,514
Other investments, at fair value (amortized cost: 2011 - $15,018; 2010 - $18,392)	18,746	21,478
Cash and cash equivalents	815,921	620,740

Total investments and cash	6,163,459	5,739,599
Premiums receivable	1,046,775	568,761
Deferred acquisition costs	176,724	123,897
Prepaid reinsurance premiums	177,729	71,417
Securities lending collateral	21,409	22,328
Loss reserves recoverable	439,805	283,134
Paid losses recoverable	30,854	27,996
Income taxes recoverable	3,503	1,142
Intangible assets	116,813	118,893
Goodwill	20,393	20,393
Accrued investment income	21,320	33,726
Other assets	41,004	49,592

Total assets	$8,259,788	$7,060,878

Liabilities
Reserve for losses and loss expenses	$2,620,360	$2,035,973
Unearned premiums	1,192,772	728,516
Reinsurance balances payable	181,013	63,667
Securities lending payable	22,133	23,093
Deferred income taxes	22,122	24,908
Net payable for investments purchased	49,479	43,896
Accounts payable and accrued expenses	91,969	99,320
Senior notes payable	246,928	246,874
Debentures payable	289,800	289,800

Total liabilities	$4,716,576	$3,556,047

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2011 - 133,795,913; 2010 - 132,838,111; Outstanding: 2011 - 98,763,928; 2010 - 98,001,226)	$23,414	$23,247
Treasury shares (2011 - 35,031,985; 2010 - 34,836,885)	(6,131)	(6,096)
Additional paid-in-capital	1,880,748	1,860,960
Accumulated other comprehensive (loss)	(4,519)	(5,455)
Retained earnings	1,514,805	1,632,175

Total shareholders’ equity available to Validus	3,408,317	3,504,831
Noncontrolling interest	134,895	—

Total shareholders’ equity	$3,543,212	$3,504,831

Total liabilities and shareholders’ equity	$8,259,788	$7,060,878

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$605,387	$516,861	$1,455,283	$1,387,795
Reinsurance premiums ceded	(132,346)	(67,726)	(242,166)	(158,465)

Net premiums written	473,041	449,135	1,213,117	1,229,330
Change in unearned premiums	(47,401)	(11,191)	(357,944)	(333,692)

Net premiums earned	425,640	437,944	855,173	895,638
Net investment income	26,494	34,809	56,469	69,108
Net realized gains on investments	11,552	12,441	17,931	23,839
Net unrealized gains on investments	18,526	41,640	5,698	57,053
Other income	595	2,697	2,201	3,585
Foreign exchange (losses)	(1,991)	(4,099)	(2,458)	(12,863)

Total revenues	480,816	525,432	935,014	1,036,360

Expenses
Losses and loss expenses	207,307	194,894	683,505	673,425
Policy acquisition costs	78,230	74,126	155,526	150,302
General and administrative expenses	60,841	52,379	109,318	105,948
Share compensation expenses	7,628	6,846	19,677	13,422
Finance expenses	16,361	13,218	30,362	28,369

Total expenses	370,367	341,463	998,388	971,466

Net income (loss) before taxes	110,449	183,969	(63,374)	64,894
Tax benefit (expense)	29	(4,187)	1,488	(3,490)

Net income (loss)	$110,478	$179,782	$(61,886)	$61,404

Net income attributable to noncontrolling interest	(594)	—	(594)	—

Net income (loss) available (attributable) to Validus	$109,884	$179,782	$(62,480)	$61,404

Comprehensive income
Foreign currency translation adjustments	(21)	(68)	936	(1,875)

Comprehensive income (loss) available (attributable) to Validus	$109,863	$179,714	$(61,544)	$59,529

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	98,385,924	121,009,553	98,165,132	123,821,415
Diluted	104,562,450	125,152,300	98,165,132	125,661,729

Basic earnings (loss) per share available (attributable) to common shareholders	$1.10	$1.47	$(0.68)	$0.47

Diluted earnings (loss) per share available (attributable) to common shareholders	$1.05	$1.44	$(0.68)	$0.46

Cash dividends declared per share	$0.25	$0.22	$0.50	$0.44

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2011 and 2010 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
Common shares
Balance — Beginning of period	$23,247	$23,033
Common shares issued, net	167	68

Balance — End of period	$23,414	$23,101

Treasury shares
Balance — Beginning of period	$(6,096)	$(553)
Repurchase of common shares	(35)	(3,052)

Balance — End of period	$(6,131)	$(3,605)

Additional paid-in capital
Balance — Beginning of period	$1,860,960	$2,675,680
Common shares issued, net	6,071	(80)
Repurchase of common shares	(5,960)	(441,027)
Share compensation expenses	19,677	13,422

Balance — End of period	$1,880,748	$2,247,995

Accumulated other comprehensive (loss)
Balance — Beginning of period	$(5,455)	$(4,851)
Foreign currency translation adjustments	936	(1,875)

Balance — End of period	$(4,519)	$(6,726)

Retained earnings
Balance — Beginning of period	$1,632,175	$1,337,811
Dividends	(54,890)	(57,054)
Net (loss) income	(61,886)	61,404
Net income attributable to noncontrolling interest	(594)	—

Balance — End of period	$1,514,805	$1,342,161

Total shareholders’ equity available to Validus	$3,408,317	$3,602,926

Noncontrolling interest	134,895	—

Total shareholders’ equity	$3,543,212	$3,602,926

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net (loss) income	$(61,886)	$61,404
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	19,677	13,422
Amortization of discount on senior notes	54	27
Net realized (gains) on investments	(17,931)	(23,839)
Net unrealized (gains) on investments	(5,698)	(57,053)
Amortization of intangible assets	2,080	2,080
Foreign exchange (gains) losses on cash and cash equivalents included in net income	(12,729)	17,129
Amortization of premium on fixed maturities	16,247	8,410
Change in:
Premiums receivable	(475,119)	(383,671)
Deferred acquisition costs	(52,827)	(53,628)
Prepaid reinsurance premiums	(106,312)	(112,607)
Loss reserves recoverable	(155,002)	(13,488)
Paid losses recoverable	(2,825)	(9,364)
Income taxes recoverable	(2,400)	860
Accrued investment income	12,406	(653)
Other assets	9,351	(11,550)
Reserve for losses and loss expenses	575,832	367,779
Unearned premiums	464,256	452,499
Reinsurance balances payable	116,080	35,240
Deferred income taxes	(2,611)	1,452
Accounts payable and accrued expenses	(11,029)	(30,867)

Net cash provided by operating activities	309,614	263,582

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	2,654,804	2,933,352
Proceeds on maturities of investments	195,055	198,637
Purchases of fixed maturities	(2,613,981)	(3,244,072)
(Purchases) sales of short-term investments, net	(451,706)	211,801
Sales of other investments	3,809	11,610
Decrease (increase) in securities lending collateral	960	(9,894)

Net cash (used in) provided by investing activities	(211,059)	101,434

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	—	246,793
Issuance (redemption) of common shares, net	6,238	(12)
Purchases of common shares under share repurchase program	(5,995)	(444,079)
Dividends paid	(54,000)	(55,994)
(Decrease) increase in securities lending payable	(960)	9,894
Third party investment in noncontrolling interest	134,301	—

Net cash provided by (used in) by financing activities	79,584	(243,398)

Effect of foreign currency rate changes on cash and cash equivalents	17,042	(16,714)

Net increase in cash	195,181	104,904

Cash and cash equivalents — beginning of period	$620,740	$387,585

Cash and cash equivalents — end of period	$815,921	$492,489

Taxes (recovered) paid during the period	$(3,373)	$1,335

Interest paid during the period	$23,823	$12,729

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
     On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. (“AlphaCat Re 2011”) a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Reinsurance, Ltd. (“Validus Re”) has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three months ended June 30, 2011 is recorded in the consolidated statement of operations and comprehensive income as net income attributable to noncontrolling interest. Refer to Note 4 “Noncontrolling interest” for further information.
2. Recent accounting pronouncements
     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The objective of ASU 2011-04 is to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in Topic 820 “Fair Value Measurements”.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance, however it is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have an impact on the Company’s consolidated financial statements.
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
     Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds, U.S. agency and non-agency mortgage and asset-backed securities and bank loans. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. A hedge fund is the only financial instrument in this category as at June 30, 2011.
     The Company’s management and external investment advisors had noted illiquidity and dislocation in the non- Agency RMBS market for the period September 30, 2008 through to June 30, 2010. During this period, the Company identified certain non-Agency RMBS securities in its portfolio trading in inactive markets (“identified RMBS securities”). In order to gauge market activity for the identified RMBS securities, the Company, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. The Company utilized various pricing vendors to obtain market pricing information for investment securities.

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
     Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust held in mutual funds. The fund of hedge funds is a side pocket valued at $9,776 at June 30, 2011. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund’s administrator provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the funds administrator’s May 31, 2011 NAV was used as a partial basis for fair value measurement in the Company’s June 30, 2011 balance sheet. The fund manager provides an estimate of the performance of the fund for the following month based on the estimated performance provided from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund administrator’s NAV. Immaterial variances are recorded in the following reporting period.
     At June 30, 2011, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$838,912	$—	$838,912
Non-U.S. Government and Government Agency	—	476,590	—	476,590
States, municipalities, political subdivision	—	29,576	—	29,576
Agency residential mortgage-backed securities	—	470,933	—	470,933
Non-Agency residential mortgage-backed securities	—	51,223	—	51,223
U.S. corporate	—	1,406,591	—	1,406,591
Non-U.S. corporate	—	628,045	—	628,045
Bank Loans	—	387,201	—	387,201
Catastrophe bonds	—	29,934	—	29,934
Asset-backed securities	—	276,273	—	276,273
Commercial mortgage-backed securities	—	8,256	—	8,256

Total fixed maturities	—	4,603,534	—	4,603,534
Short-term investments	679,184	46,074	—	725,258
Hedge fund	—	—	9,776	9,776
Mutual funds	—	8,970	—	8,970

Total	$679,184	$4,658,578	$9,776	$5,347,538

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

     At June 30, 2011, Level 3 investments totaled $9,776, representing 0.2% of total investments measured at fair value on a recurring basis. At December 31, 2010, Level 3 investments totaled $12,892 representing 0.3% of total investments measured at fair value on a recurring basis.
     The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ending June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$—	$10,713	$10,713
Purchases	—	—	—
Sales	—	(1,247)	(1,247)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	175	175
Unrealized gains	—	135	135
Amortization	—	—	—
Transfers	—	—	—

Level 3 investments — End of period	$—	$9,776	$9,776

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30, 2010
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$76,943	$21,919	$98,862
Purchases	—	—	—
Sales	—	(2,710)	(2,710)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	170	170
Unrealized gains (losses)	2,632	(249)	2,383
Amortization	(3,997)	—	(3,997)
Transfers	—	—	—

Level 3 investments — End of period	$75,578	$19,130	$94,708

	Six Months Ended June 30, 2011
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$—	$12,892	$12,892
Purchases	—	—	—
Sales	—	(3,809)	(3,809)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	435	435
Unrealized gains	—	258	258
Amortization	—	—	—
Transfers	—	—	—

Level 3 investments — End of period	$—	$9,776	$9,776

	Six Months Ended June 30, 2010
	Fixed Maturity		Total Fair Market
	Investments	Other Investments	Value
Level 3 investments - Beginning of period	$85,336	$25,670	$111,006
Purchases	—	—	—
Sales	—	(7,094)	(7,094)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	344	344
Unrealized (losses) gains	(1,634)	210	(1,424)
Amortization	(8,124)	—	(8,124)
Transfers	—	—	—

Level 3 investments — End of period	$75,578	$19,130	$94,708

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
(b) Net investment income
     Net investment income was derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Fixed maturities and short-term investments	$27,535	$36,346	$56,470	$72,101
Cash and cash equivalents	687	311	3,268	897
Securities lending income	8	49	24	119

Total gross investment income	28,230	36,706	59,762	73,117
Investment expenses	(1,736)	(1,897)	(3,293)	(4,009)

Net investment income	$26,494	$34,809	$56,469	$69,108

(c) Fixed maturity and short-term investments
     The following represents an analysis of net realized gains  and the change in net unrealized gains on investments:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$13,032	$15,120	$28,797	$27,885
Gross realized (losses)	(1,480)	(2,679)	(10,866)	(4,046)

Net realized gains on investments	11,552	12,441	17,931	23,839
Net unrealized gains (losses) on securities lending	11	(6)	41	(1,020)
Change in net unrealized gains on investments	18,515	41,646	5,657	58,073

Total net realized gains and change in net unrealized gains on investments	$30,078	$54,081	$23,629	$80,892

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at June 30, 2011 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government and Government Agency	$828,627	$10,656	$(371)	$838,912
Non-U.S. Government and Government Agency	470,438	9,551	(3,399)	476,590
States, municipalities, political subdivision	29,199	394	(17)	29,576
Agency residential mortgage-backed securities	454,517	16,899	(483)	470,933
Non-Agency residential mortgage-backed securities	57,678	148	(6,603)	51,223
U.S. corporate	1,378,760	29,227	(1,396)	1,406,591
Non-U.S. corporate	618,411	10,615	(981)	628,045
Bank loans	389,193	702	(2,694)	387,201
Catastrophe bonds	29,550	445	(61)	29,934
Asset-backed securities	275,417	1,142	(286)	276,273
Commercial mortgage-backed securities	8,208	48	—	8,256

Total fixed maturities	4,539,998	79,827	(16,291)	4,603,534
Total short-term investments	725,230	57	(29)	725,258
Total other investments	15,018	3,728	—	18,746

Total	$5,280,246	$83,612	$(16,320)	$5,347,538

     The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2010 were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,665,050	$20,134	$(8,018)	$1,677,166
Non-U.S. Government and Government Agency	550,759	11,635	(8,195)	554,199
States, municipalities, political subdivision	26,365	90	(170)	26,285
Agency residential mortgage-backed securities	430,873	15,491	(505)	445,859
Non-Agency residential mortgage-backed securities	62,020	64	(5,614)	56,470

U.S. corporate	1,288,078	28,526	(8,198)	1,308,406
Non-U.S. corporate	497,689	7,939	(3,561)	502,067
Bank loans	52,612	58	(104)	52,566
Catastrophe bonds	56,991	2,042	(296)	58,737
Asset-backed securities	123,354	605	(390)	123,569
Commercial mortgage-backed securities	18,246	299	(2)	18,543

Total fixed maturities	4,772,037	86,883	(35,053)	4,823,867
Total short-term investments	273,444	70	—	273,514
Total other investments	18,392	3,086	—	21,478

Total	$5,063,873	$90,039	$(35,053)	$5,118,859

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2011 and December 31, 2010. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2011		December 31, 2010
	Estimated Fair		Estimated Fair
	Value	% of Total	Value	% of Total
AAA	$2,237,017	48.6%	$2,946,514	61.2%
AA	400,177	8.7%	428,972	8.9%
A	1,193,431	25.9%	1,077,389	22.3%
BBB	331,145	7.2%	219,523	4.6%

Investment grade	4,161,770	90.4%	4,672,398	97.0%
BB	218,227	4.7%	74,475	1.5%
B	199,649	4.3%	45,660	0.9%
CCC	21,548	0.5%	29,219	0.6%
CC	—	0.0%	—	0.0%
D/NR	2,340	0.1%	2,115	0.0%

Non-Investment grade	441,764	9.6%	151,469	3.0%

Total Fixed Maturities	$4,603,534	100.0%	$4,823,867	100.0%

     The amortized cost and estimated fair value amounts for fixed maturity securities held at June 30, 2011 and December 31, 2010 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$427,713	$431,200	$424,327	$426,167
Due after one year through five years	2,965,528	3,015,190	3,498,334	3,540,408
Due after five years through ten years	344,337	343,859	207,918	206,317
Due after ten years	6,600	6,600	6,965	6,534

	3,744,178	3,796,849	4,137,544	4,179,426
Asset-backed and mortgage-backed securities	795,820	806,685	634,493	644,441

Total	$4,539,998	$4,603,534	$4,772,037	$4,823,867

     The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks. At June 30, 2011, approximately $277,679 (December 31, 2010: $268,944) of letters of credit were issued and outstanding under this facility for which $352,636 of investments were pledged as collateral (December 31, 2010: $325,532). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At June 30, 2011, $25,000 (December 31, 2010: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $45,204 of investments were pledged as collateral (December 31, 2010: $45,504). In addition, $1,993,707 of investments were held in trust at June 30, 2011 (December 31, 2010: $1,729,631). Of those, $1,545,533 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489,243).
     The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (the “IPC Acquisition”). A Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed. At June 30, 2011, the IPC Bi-Lateral Facility had $63,284 (December 31, 2010: $68,063) letters of credit issued and outstanding for which $106,216 (December 31, 2010: $105,310) of investments were held in an associated collateral account.
(d) Securities lending
     The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at June 30, 2011, the Company had $21,604 (December 31, 2010: $22,566) in securities on loan. During the three months ended June 30, 2011, the Company recorded a $11 unrealized gain on this collateral on its Statements of Operations (June 30, 2010: unrealized loss $6). During the six months ended June 30, 2011, the Company recorded a $41 unrealized gain on this collateral in its Statements of Operations (June 30, 2010: unrealized loss $1,020).
     Securities lending collateral reinvested includes corporate floating rate securities and overnight repo with an average reset period of 1.1 days (December 31, 2010: 17.6 days). As at June 30, 2011, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$257	$—	$257
Asset-backed securities	—	—	—	—
Short-term investments	20,979	173	—	21,152

Total	$20,979	$430	$—	$21,409

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at June 30, 2011 and December 31, 2010. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating.
For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2011		December 31, 2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$173	0.8%	$5,454	24.4%
AA+	—	0.0%	11,003	49.3%
AA	—	0.0%	—	0.0%
AA-	—	0.0%	2,998	13.5%
A+	—	0.0%	—	0.0%
A	—	0.0%	—	0.0%
NR	257	1.2%	229	1.0%

	430	2.0%	19,684	88.2%
NR- Short-term investments (a)	20,979	98.0%	2,644	11.8%

Total	$21,409	100.0%	$22,328	100.0%

(a)	This amount relates to short-term investments and is therefore not a rated security.
     The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at June 30, 2011 and December 31, 2010 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,133	$21,152	$17,093	$17,095
Due after one year through five years	1,000	257	6,000	5,233

Total	$22,133	$21,409	$23,093	$22,328

4. Noncontrolling interest
     On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011 Ltd. (AlphaCat Re 2011), a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three months ended June 30, 2011 is recorded in the consolidated statement of operations and comprehensive income as net income attributable to noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
The activity in net income attributable to noncontrolling interest is detailed in the table below as at June 30, 2011:

Noncontrolling
interest
Balance — April 1, 2011	$—
Purchase of shares by noncontrolling interest	134,301
Net Income:
Net Income attributable to noncontrolling interest	594

Balance — June 30, 2011	$134,895

5. Derivative instruments used in hedging activities
     The Company enters into derivative instruments for risk management purposes, specifically to economically hedge unmatched foreign currency exposures. During the three months ended June 30, 2011, the Company entered into a foreign currency forward exchange contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Japanese Yen. During the three months ended March 31, 2011, the Company entered into three foreign currency forward exchange contracts to mitigate the risk of fluctuations in the Euro and Australian dollar to U.S. dollar rates. Two of the contracts were renewed during the three months ended June 30, 2011. During the year ended December 31, 2010, the Company entered into a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP). The CLP foreign currency forward contract was renewed during the three months ended June 30, 2011. The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at June 30, 2011:

		Asset Derivatives		Liability Derivatives
Derivatives designated as		Balance Sheet		Balance Sheet
hedging instruments:	Notional Amount	location	Fair value	location	Fair value
Accounts payable
and accrued
Foreign exchange contracts	$128,613	Other assets	$354	expenses	$173
The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2010:

		Asset Derivatives		Liability Derivatives
Derivatives designated as		Balance Sheet		Balance Sheet
hedging instruments:	Notional Amount	location	Fair value	location	Fair value
Accounts payable
and accrued
Foreign exchange contract	$75,000	Other assets	$2,905	expenses	$—
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
     The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and six months ended June 30, 2011:

Three Months Ended June 30, 2011
			Amount of Gain	Amount of Gain
			(Loss)	(Loss) Recognized
		Amount of Gain	on Hedged Item	in Income on
Derivatives designated as	Location of Gain	(Loss) Recognized	Recognized in Income	Derivative
fair value hedges and	(Loss) Recognized	in Income on	Attributable to Risk	(Ineffective
related hedged item:	in Income	Derivative	Being Hedged	Portion)
Foreign exchange	Foreign exchange gains (losses)	$897	$(897)	$—

Six Months Ended June 30, 2011
			Amount of Gain	Amount of Gain
			(Loss)	(Loss) Recognized
		Amount of Gain	on Hedged Item	in Income on
Derivatives designated as	Location of Gain	(Loss) Recognized	Recognized in Income	Derivative
fair value hedges and	(Loss) Recognized	in Income on	Attributable to Risk	(Ineffective
related hedged item:	in Income	Derivative	Being Hedged	Portion)
Foreign exchange	Foreign exchange (losses) gains	$(2,925)	$2,925	$—
There was no derivative activity for the three and six months ended June 30, 2010.
6. Reserve for losses and loss expenses
     Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Reserve for losses and loss expenses, beginning of period	$2,534,415	$1,976,889	$2,035,973	$1,622,134
Losses and loss expenses recoverable	(453,701)	(198,956)	(283,134)	(181,765)

Net reserves for losses and loss expenses, beginning of period	2,080,714	1,777,933	1,752,839	1,440,369
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	233,012	244,457	735,726	749,717
Prior years	(25,705)	(49,563)	(52,221)	(76,292)

Total incurred losses and loss expenses	207,307	194,894	683,505	673,425
Total net paid losses	(121,046)	(178,431)	(284,303)	(306,084)

Foreign exchange	13,580	(9,870)	28,514	(23,184)

Net reserve for losses and loss expenses, end of period	2,180,555	1,784,526	2,180,555	1,784,526
Losses and loss expenses recoverable	439,805	193,604	439,805	193,604

Reserve for losses and loss expenses, end of period	$2,620,360	$1,978,130	$2,620,360	$1,978,130

7. Reinsurance
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
a) Credit risk
     The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2011, 99.1% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $98,321 of IBNR recoverable (December 31, 2010: $146,519). Reinsurance recoverables by reinsurer are as follows:

	June 30, 2011		December 31, 2010
	Reinsurance		Reinsurance
	Recoverable	% of Total	Recoverable	% of Total
Top 10 reinsurers	$340,391	72.3%	$222,420	71.5%
Other reinsurers’ balances > $1 million	119,899	25.5%	80,221	25.8%
Other reinsurers’ balances < $1 million	10,369	2.2%	8,489	2.7%

Total	$470,659	100.0%	$311,130	100.0%

	June 30, 2011
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$74,882	22.0%
Allianz	AA-	69,464	20.3%
Hannover Re	AA-	35,757	10.5%
Manulife	A-	35,000	10.3%
Everest Re	A+	29,812	8.8%
Tokio Marine / Tokio Millennium	AA-	26,106	7.7%
Fully collateralized reinsurers	NR	20,396	6.0%
Transatlantic Re	A+	17,049	5.0%
Odyssey Reinsurance Company	A-	16,195	4.8%
Munich Re	AA-	15,730	4.6%

Total		$340,391	100.0%

	December 31, 2010
Top 10 Reinsurers	Rating	Reinsurance recoverable	% of Total
Lloyd’s Syndicates	A+	$60,716	27.2%
Hannover Re	AA-	32,392	14.6%
Fully collateralized reinsurers	NR	23,750	10.7%
Montpelier Re	A-	20,000	9.0%
Munich Re	AA-	17,411	7.8%
Everest Re	A+	16,611	7.5%
Allianz	AA	14,184	6.4%
Transatlantic Re	A+	13,758	6.2%
Tokio Millennium Re	AA	11,980	5.4%
Platinum Re	A	11,618	5.2%

Total		$222,420	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At June 30, 2011 and December 31, 2010, the provision for uncollectible reinsurance relating to losses recoverable was $6,200 and $5,652, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $470,659 reinsurance recoverable at June 30, 2011, $20,396 was fully collateralized (December 31, 2010: $23,750).
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
8. Share capital
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	458,933
Restricted share units vested, net of shares withheld	9,496
Employee seller shares vested	—
Options exercised	455,033
Warrants exercised	34,340

Common shares issued, June 30, 2011	133,795,913
Shares repurchased	(35,031,985)

Common shares outstanding, June 30, 2011	98,763,928

Common Shares
Common shares issued, December 31, 2009	131,616,349
Restricted share awards vested, net of shares withheld	281,512
Restricted share units vested, net of shares withheld	57,192
Employee seller shares vested	—
Options exercised	51,534
Warrants exercised	—

Common shares issued, June 30, 2010	132,006,587
Shares repurchased	(20,598,594)

Common shares outstanding, June 30, 2010	111,407,993

b) Warrants
     During the three and six months ended June 30, 2011, 72,598 warrants were exercised which resulted in the issuance of 34,340 common shares. During the three and six months ended June 30, 2010, no warrants were exercised.
c) Deferred share units
     Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at June 30, 2011 were 4,802 (December 31, 2010: 4,727).
d) Dividends
     On February 9, 2011, the Company announced a quarterly cash dividend of $0.25 (2010: $0.22) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 30, 2011 to holders of record on March 15, 2011.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     On May 4, 2011, the Company announced a quarterly cash dividend of $0.25 (2010: $0.22) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on June 30, 2011 to holders of record on June 15, 2011.
9. Stock plans
a) Long Term Incentive Plan and Short Term Incentive Plan
     The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 4,141,021 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.
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

	Weighted average
	risk free	Weighted average	Expected life
Year	interest rate	dividend yield	(years)	Expected volatility
2008	3.5%	3.2%	7	30.0%
2009	3.9%	3.7%	2	34.6%
2010 (a)	n/a	n/a	n/a	n/a

(a)	The Company did not grant any stock option awards during the year ended December 31, 2010 or the six months ended June 30, 2011.
     Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data was not available and the options met the requirement as set out in the guidance.
     Share compensation expenses of $179 were recorded for the three months ended June 30, 2011 (2010: $1,036). Share compensation expenses of $1,426 were recorded for the six months ended June 30, 2011 (2010: $2,074).The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
 Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to options for the six months ended June 30, 2011 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options granted	—	—	—
Options exercised	(455,033)	6.96	20.56
Options forfeited	(1,850)	10.30	20.39

Options outstanding, June 30, 2011	2,266,801	$6.70	$20.12

Options exercisable at June 30, 2011	2,178,828	$6.62	$20.02

     Activity with respect to options for the six months ended June 30, 2010 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(51,534)	5.72	22.34
Options forfeited	(4,317)	10.30	20.39

Options outstanding, June 30, 2010	3,222,164	$6.84	$19.84

Options exercisable at June 30, 2010	2,549,805	$6.05	$20.10

     At June 30, 2011, there were $482 (December 31, 2010: $851) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.7 years (December 31, 2010: 1.2 years).
     ii. Restricted share awards
     Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $5,792 were recorded for the three months ended June 30, 2011 (2010: $4,735). Share compensation expenses of $14,948 were recorded for the six months ended June 30, 2011 (2010: $9,061).The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted share awards for the six months ended June 30, 2011 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	590,367	32.16
Restricted share awards vested	(553,615)	25.46
Restricted share awards forfeited	(13,198)	27.28

Restricted share awards outstanding, June 30, 2011	3,137,593	$25.60

Validus Holdings, Ltd.
 Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Activity with respect to unvested restricted share awards for the six months ended June 30, 2010 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2009	2,525,958	$23.43
Restricted share awards granted	439,114	26.17
Restricted share awards vested	(323,520)	23.91
Restricted share awards forfeited	(22,609)	23.07

Restricted share awards outstanding, June 30, 2010	2,618,943	$23.83

     At June 30, 2011, there were $50,710 (December 31, 2010: $44,290) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.7 years (December 31, 2010: 2.5 years).
     iii. Restricted share units
     Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $97 were recorded for the three months ended June 30, 2011 (2010: $61). Share compensation expenses of $211 were recorded for the six months ended June 30, 2011 (2010: $234). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested restricted share units for the six months ended June 30, 2011 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	18,388	32.10
Restricted share units vested	(13,340)	24.72
Restricted share units reinvested	296	25.45
Restricted share units forfeited	—	—

Restricted share units outstanding, June 30, 2011	52,393	$27.60

     Activity with respect to unvested restricted share units for the six months ended June 30, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2009	78,591	$24.84
Restricted share units granted	7,952	26.07
Restricted share units vested	(59,019)	24.76
Restricted share units forfeited	(1,094)	21.49

Restricted share units outstanding, June 30, 2010	26,430	$25.51

Validus Holdings, Ltd.
 Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     At June 30, 2011, there were $1,192 (December 31, 2010: $809) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.0 years (December 31, 2010: 2.7 years).
     iv. Performance share awards
     The Performance Share Awards (“PSAs”) contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share over a three year period. For PSAs granted during the period, the grant date Diluted Book Value per Share (“DBVPS”) is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of income in the period in which they are determined.
     Share compensation expenses of $528 were recorded for the three months ended June 30, 2011 (2010: $nil). Share compensation expenses of $872 were recorded for the six months ended June 30, 2011 (2010: $nil). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
     Activity with respect to unvested performance share awards for the six months ended June 30, 2011 was as follows:

		Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	146,618	32.64
Performance share awards vested	—	—
Performance share awards forfeited	—	—

Performance share awards outstanding, June 30, 2011	279,019	$30.77

     Activity with respect to unvested performance share awards for the six months ended June 30, 2010 was as follows:

Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2009	—	$—
Performance share awards granted	—	—
Performance share awards vested	—	—
Performance share awards forfeited	—	—

Performance share awards outstanding, June 30, 2010	—	$—

     At June 30, 2011, there were $7,071 (December 31, 2010: $3,375) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2010: 2.4 years).

Validus Holdings, Ltd.
 Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
b) Employee seller shares
     Pursuant to the Share Sale Agreement for the purchase of Talbot Holdings, Ltd. (“Talbot”), the Company issued 1,209,741 restricted shares to Talbot employees (the “employee seller shares”). Upon consummation of the acquisition, the employee seller shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the employee seller shares are subject to a restricted period during which they are subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of employee seller shares will generally occur in the event that any such Talbot employee’s employment terminates, with certain exceptions, prior to the end of the restricted period. The restricted period ended for 25% of the employee seller shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that on July 2, 2011 the potential for forfeiture was completely extinguished.
     Share compensation expenses of $1,032 were recorded for the three months ended June 30, 2011 (2010: $1,014). Share compensation expenses of $2,220 were recorded for the six months ended June 30, 2011 (2010: $2,053).
     Activity with respect to unvested employee seller shares for the six months ended June 30, 2011 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2010	197,879	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	(705)	22.01

Employee seller shares outstanding, June 30, 2011	197,174	$22.01

     Activity with respect to unvested employee seller shares for six months ended June 30, 2010 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	—	—
Employee seller shares forfeited	(3,551)	22.01

Employee seller shares outstanding, June 30, 2010	407,116	$22.01

     At June 30, 2011, there were $71 (December 31, 2010: $2,141) of total unrecognized share compensation expenses in respect of employee seller shares that are expected to be recognized during the quarter ended September 30, 2011 (December 31, 2010: weighted average period of 0.5 year).

Validus Holdings, Ltd.
 Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
c) Total share compensation expenses
     The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Options	$179	$1,036	$1,426	$2,074
Restricted share awards	5,792	4,735	14,948	9,061
Restricted share units	97	61	211	234
Performance share awards	528	—	872	—
Employee seller shares	1,032	1,014	2,220	2,053

Total	$7,628	$6,846	$19,677	$13,422

10. Debt and financing arrangements
a) Financing structure and finance expenses
          The financing structure at June 30, 2011 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,928
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	277,679	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	63,284	—

Total	$1,605,000	$905,763	$536,728

          The financing structure at December 31, 2010 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,874
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	268,944	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	68,063	—

Total	$1,605,000	$901,807	$536,674

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.

Validus Holdings, Ltd.
 Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities, fees relating to the capitalization of AlphaCat Re 2011 and the costs of FAL as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
2006 Junior Subordinated Deferrable Debentures	$3,228	$3,589	$6,816	$7,177
2007 Junior Subordinated Deferrable Debentures	3,028	3,028	6,057	6,057
2010 Senior Notes due 2040	5,597	5,597	11,194	9,575
Credit facilities	1,589	1,109	3,313	2,420
AlphaCat Re 2011 fees (a)	2,919	—	2,919	—
Talbot FAL Facility	—	(89)	63	333
Talbot other interest	—	(16)	—	59
Talbot third party FAL facility	—	—	—	2,748

Total	$16,361	$13,218	$30,362	$28,369

(a)	Includes finance expenses attributable to noncontrolling interest.
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
     The 2010 Senior Notes are unsecured and unsubordinated obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The 2010 Senior Notes will be effectively junior to all of the Company’s future secured debt, to the extent of the value of the collateral securing such debt, and will rank senior to all our existing and future subordinated debt. The 2010 Senior Notes will be structurally subordinated to all obligations of the Company’s subsidiaries.

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
     Future expected payments of interest and principal on the 2006 and 2007 Junior Subordinated Deferrable Debentures are as follows:

2011	$5,928
2012	5,928
2013	—
2014	—
2015 and thereafter	289,800

Total minimum future payments	$301,656

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
     As of June 30, 2011, there was $277,679 in outstanding letters of credit under the Five Year Facility (December 31, 2010: $268,944) and $nil outstanding under the Three Year Facilities (December 31, 2010: $nil).
     As of June 30, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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
     The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of June 30, 2011, the Company had $25,000 in outstanding letters of credit under this facility.
     As of June 30, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.
     (iii) IPC Syndicated Facility and IPC Bi-Lateral Facility
     IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of June 30, 2011, $63,284 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2010: $68,063).
     As of June 30, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.
11. Commitments and contingencies
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
At June 30, 2011, 1.0% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.1% of its investment portfolio, other than with respect to government and agency securities.
b) Funds at Lloyd’s
     The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level which would call on this arrangement.
     Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at June 30, 2011 amounted to $441,000 (December 31, 2010: $441,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2010: $25,000).
c) Lloyd’s Central Fund
     Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2011 estimated premium income at Lloyd’s of £560,000, the June 30, 2011 exchange rate of £1 equals $1.6018 and assuming the maximum 3% assessment, the Company would be assessed approximately $26,910.
12. Related party transactions
     The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
     a) On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for a portion of the Company’s investment portfolio. For the three and six months ended June 30, 2010, GSAM was deemed to be a related party due to a combination of GSAM being a shareholder in the Company and having an employee on the Company’s Board of Directors during this period. For the three and six months ended June 30, 2011, GSAM was no longer a related party due to the resignation of Sumit Rajpal from the Board of Directors effective February 7, 2011. Investment management fees earned by GSAM for the three and six months ended June 30, 2010 were $241 and $733, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
     b) Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company’s Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and six months ended June 30, 2011 of $900 (2010: $601) and $1,411 (2010: $1,341), respectively, of which $1,038 was included in premiums receivable at June 30, 2011 (December 31, 2010: $378). The Company also recognized reinsurance premiums ceded during the three and six months ended June 30, 2011 of $nil (2010: $nil) and $163 (2010: $606), respectively, of which $49 was included in reinsurance balances payable at June 30, 2011 (December 31, 2010: $132). Earned premium adjustments of $344 (2010: $213) and $678 (2010: $881) were incurred during the three and six months ended June 30, 2011.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     c) Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk for the three and six months ended June 30, 2011 of $628 (2010: $1,432) and $1,081 (2010: $1,469), respectively, of which $829 was included in accounts payable and accrued expenses at June 30, 2011 (December 31, 2010: $792).
     d) On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, the Chairman of Talbot Holdings, Ltd. serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the three and six months ended June 30, 2011 were $234 (2010: $100) and $380 (2010: $186), respectively, of which $203 (December 31, 2010: $97) was included in accounts payable and accrued expenses at June 30, 2011.
13. Earnings per share
     The following table sets forth the computation of basic and diluted earnings (loss) per share available (attributable) to common shareholders for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Basic earnings per share
Income (loss) available (attributable) to Validus	$109,884	$179,782	$(62,480)	$61,404

less: Dividends and distributions declared on outstanding warrants	(1,966)	(1,749)	(3,950)	(3,498)

Income (loss) available (attributable) to common shareholders	$107,918	$178,033	$(66,430)	$57,906

Weighted average number of common shares outstanding	98,385,924	121,009,553	98,165,132	123,821,415

Basic earnings (loss) per share available (attributable) to common shareholders	$1.10	$1.47	$(0.68)	$0.47

Diluted earnings per share
Income (loss) available (attributable) to Validus	$109,884	$179,782	$(62,480)	$61,404

less: Dividends and distributions declared on outstanding warrants	—	—	(3,950)	(3,498)

Income (loss) available (attributable) to common shareholders	$109,884	$179,782	$(66,430)	$57,906

Weighted average number of common shares outstanding	98,385,924	121,009,553	98,165,132	123,821,415
Share equivalents:
Warrants	3,561,096	2,339,922	—	—
Stock options	908,590	794,625	—	840,067
Unvested restricted shares	1,706,840	1,008,200	—	1,000,247

Weighted average number of common shares outstanding	104,562,450	125,152,300	98,165,132	125,661,729

Diluted earnings (loss) per share available (attributable) to common shareholders	$1.05	$1.44	$(0.68)	$0.46

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Share equivalents that would result in the issuance of common shares of 479,104 (2010: 218,497) and 247,550 (2010: 194,812) were outstanding for the three and six months ended June 30, 2011, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
14. Subsequent events
     Transatlantic Acquisition Proposal
     On June 12, 2011, Transatlantic Holdings, Inc. (“Transatlantic”) and Allied World Assurance Company Holdings, AG (“Allied World”) entered into an Agreement and Plan of Merger (the “Transatlantic-Allied World Merger Agreement”).
     On July 12, 2011, the Company announced that it had delivered to the Board of Directors of Transatlantic a proposal to merge the businesses of the Company and Transatlantic. Pursuant to the proposal, Transatlantic stockholders would receive 1.5564 Validus voting common shares in the merger and $8.00 in cash per share pursuant to a one-time special dividend from Transatlantic immediately prior to closing of the merger for each share of Transatlantic common stock they own.
     On July 20, 2011, the Company filed a preliminary proxy statement with the SEC in connection with the special meeting of stockholders of Transatlantic, urging the Transatlantic shareholders to vote against the Transatlantic-Allied World Merger Agreement.
     On July 25, 2011, the Company commenced an exchange offer for all of the outstanding shares of common stock of Transatlantic. Under the terms of the exchange offer, Transatlantic stockholders would receive 1.5564 Validus voting common shares and $8.00 in cash for each share of Transatlantic common stock they own. The terms and conditions of the exchange offer are set forth in the offering documents that the Company has filed with the SEC.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     Quarterly Dividend
     On August 3, 2011, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2011 to holders of record on September 15, 2011.
15. Segment information
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
Validus Re
     The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation, crisis management and motor.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The following tables summarize the results of our operating segments and corporate segment:

			Corporate &
Three Months Ended June 30, 2011	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$341,651	$276,886	$(13,150)	$605,387
Reinsurance premiums ceded	(98,218)	(47,278)	13,150	(132,346)

Net premiums written	243,433	229,608	—	473,041
Change in unearned premiums	(10,755)	(36,646)	—	(47,401)

Net premiums earned	232,678	192,962	—	425,640

Underwriting deductions
Losses and loss expenses	94,035	113,272	—	207,307
Policy acquisition costs	35,769	42,307	154	78,230
General and administrative expenses	15,458	34,718	10,665	60,841
Share compensation expenses	1,823	2,026	3,779	7,628

Total underwriting deductions	147,085	192,323	14,598	354,006

Underwriting income (loss)	$85,593	$639	$(14,598)	$71,634

Net investment income	22,389	6,372	(2,267)	26,494
Other income	854	1,967	(2,226)	595
Finance expenses	(4,502)	—	(11,859)	(16,361)

Operating income (loss) before taxes	104,334	8,978	(30,950)	82,362
Tax (expense) benefit	(4)	(208)	241	29

Net operating income (loss)	$104,330	$8,770	$(30,709)	$82,391

Net realized gains on investments	9,552	2,000	—	11,552
Net unrealized gains on investments	14,557	3,969	—	18,526
Foreign exchange (losses) gains	(5,337)	3,410	(64)	(1,991)

Net income (loss)	$123,102	$18,149	$(30,773)	$110,478

Net income attributable to noncontrolling interest	(594)	—	—	(594)

Net income available (attributable) to Validus	$122,508	$18,149	$(30,773)	$109,884

Selected ratios:
Net premiums written / Gross premiums written	71.3%	82.9%		78.1%

Losses and loss expenses	40.4%	58.7%		48.7%

Policy acquisition costs	15.4%	21.9%		18.4%
General and administrative expenses (a)	7.4%	19.0%		16.1%

Expense ratio	22.8%	40.9%		34.5%

Combined ratio	63.2%	99.6%		83.2%

Total assets	$5,411,663	$2,759,850	$88,275	$8,259,788

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Three Months Ended June 30, 2010	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$284,328	$253,710	$(21,177)	$516,861
Reinsurance premiums ceded	(41,175)	(47,728)	21,177	(67,726)

Net premiums written	243,153	205,982	—	449,135
Change in unearned premiums	18,888	(30,079)	—	(11,191)

Net premiums earned	262,041	175,903	—	437,944

Underwriting deductions
Losses and loss expenses	123,793	71,101	—	194,894
Policy acquisition costs	37,979	38,647	(2,500)	74,126
General and administrative expenses	10,983	24,960	16,436	52,379
Share compensation expenses	1,749	1,468	3,629	6,846

Total underwriting deductions	174,504	136,176	17,565	328,245

Underwriting income (loss)	$87,537	$39,727	$(17,565)	$109,699

Net investment income	29,914	7,251	(2,356)	34,809
Other income	1,477	3,084	(1,864)	2,697
Finance expenses	(1,107)	105	(12,216)	(13,218)

Operating income (loss) before taxes	117,821	50,167	(34,001)	133,987
Tax (expense) benefit	(94)	(4,094)	1	(4,187)

Net operating income (loss)	$117,727	$46,073	$(34,000)	$129,800

Net realized gains on investments	10,363	2,078	—	12,441
Net unrealized gains on investments	35,697	5,943	—	41,640
Foreign exchange (losses)	(843)	(3,243)	(13)	(4,099)

Net income (loss)	$162,944	$50,851	$(34,013)	$179,782

Net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) available (attributable) to Validus	$162,944	$50,851	$(34,013)	$179,782

Selected ratios:
Net premiums written / Gross premiums written	85.5%	81.2%		86.9%

Losses and loss expenses	47.2%	40.4%		44.5%

Policy acquisition costs	14.5%	22.0%		16.9%
General and administrative expenses (a)	4.9%	15.0%		13.5%

Expense ratio	19.4%	37.0%		30.4%

Combined ratio	66.6%	77.4%		74.9%

Total assets	$5,057,693	$2,507,586	$49,344	$7,614,623

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Six Months Ended June 30, 2011	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$952,889	$539,943	$(37,549)	$1,455,283
Reinsurance premiums ceded	(145,023)	(134,692)	37,549	(242,166)

Net premiums written	807,866	405,251	—	1,213,117
Change in unearned premiums	(322,879)	(35,065)	—	(357,944)

Net premiums earned	484,987	370,186	—	855,173

Underwriting deductions
Losses and loss expenses	404,579	278,926	—	683,505
Policy acquisition costs	75,835	79,523	168	155,526
General and administrative expenses	26,115	63,440	19,763	109,318
Share compensation expenses	4,928	4,745	10,004	19,677

Total underwriting deductions	511,457	426,634	29,935	968,026

Underwriting (loss)	$(26,470)	$(56,448)	$(29,935)	$(112,853)

Net investment income	48,040	12,962	(4,533)	56,469
Other income	2,287	4,984	(5,070)	2,201
Finance expenses	(6,215)	(63)	(24,084)	(30,362)

Operating income (loss) before taxes	17,642	(38,565)	(63,622)	(84,545)
Tax (expense) benefit	(6)	1,585	(91)	1,488

Net operating income (loss)	$17,636	$(36,980)	$(63,713)	$(83,057)

Net realized gains on investments	13,471	4,460	—	17,931
Net unrealized gains (losses) on investments	6,042	(344)	—	5,698
Foreign exchange (losses) gains	(9,697)	7,311	(72)	(2,458)

Net income (loss)	$27,452	$(25,553)	$(63,785)	$(61,886)

Net income attributable to noncontrolling interest	(594)	—	—	(594)

Net income (loss) available (attributable) to Validus	$26,858	$(25,553)	$(63,785)	$(62,480)

Selected ratios:
Net premiums written / Gross premiums written	84.8%	75.1%		83.4%

Losses and loss expenses	83.4%	75.3%		79.9%

Policy acquisition costs	15.6%	21.5%		18.2%
General and administrative expenses (a)	6.4%	18.4%		15.1%

Expense ratio	22.0%	39.9%		33.3%

Combined ratio	105.4%	115.2%		113.2%

Total assets	$5,411,663	$2,759,850	$88,275	$8,259,788

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

			Corporate &
Six Months Ended June 30, 2010	Validus Re	Talbot	Eliminations	Total
Underwriting income
Gross premiums written	$924,623	$524,251	$(61,079)	$1,387,795
Reinsurance premiums ceded	(54,285)	(165,259)	61,079	(158,465)

Net premiums written	870,338	358,992	—	1,229,330
Change in unearned premiums	(324,376)	(9,316)	—	(333,692)

Net premiums earned	545,962	349,676	—	895,638

Underwriting deductions
Losses and loss expenses	472,713	200,712	—	673,425
Policy acquisition costs	81,482	73,592	(4,772)	150,302
General and administrative expenses	27,295	50,508	28,145	105,948
Share compensation expenses	3,378	3,027	7,017	13,422

Total underwriting deductions	584,868	327,839	30,390	943,097

Underwriting (loss) income	$(38,906)	$21,837	$(30,390)	$(47,459)

Net investment income	59,159	14,571	(4,622)	69,108
Other income	2,555	5,059	(4,029)	3,585
Finance expenses	(2,400)	(3,140)	(22,829)	(28,369)

Operating income (loss) before taxes	20,408	38,327	(61,870)	(3,135)
Tax (expense)	(185)	(3,299)	(6)	(3,490)

Net operating income (loss)	$20,223	$35,028	$(61,876)	$(6,625)

Net realized gains on investments	20,142	3,697	—	23,839
Net unrealized gains (losses) on investments	47,892	9,161	—	57,053
Foreign exchange (losses)	(5,982)	(6,842)	(39)	(12,863)

Net income (loss)	$82,275	$41,044	$(61,915)	$61,404

Net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) available (attributable) to Validus	$82,275	$41,044	$(61,915)	$61,404

Selected ratios:
Net premiums written / Gross premiums written	94.1%	68.5%		88.6%

Losses and loss expenses	86.6%	57.4%		75.2%

Policy acquisition costs	14.9%	21.0%		16.8%
General and administrative expenses (a)	5.6%	15.3%		13.3%

Expense ratio	20.5%	36.3%		30.1%

Combined ratio	107.1%	93.7%		105.3%

Total assets	$5,057,693	$2,507,586	$49,344	$7,614,623

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended June 30, 2011
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$261,364	$34,181	$(2,307)	$293,238	48.5%
Worldwide excluding United States (a)	2,580	57,204	(257)	59,527	9.8%
Europe	10,729	18,935	(59)	29,605	4.9%
Latin America and Caribbean	11,432	22,265	(8,942)	24,755	4.1%
Japan	23,871	2,216	—	26,087	4.3%
Canada	10	2,443	(10)	2,443	0.4%
Rest of the world (b)	8,939	—	—	8,939	1.5%

Sub-total, non United States	57,561	103,063	(9,268)	151,356	25.0%
Worldwide including United States (a)	12,584	15,506	(40)	28,050	4.6%
Marine and Aerospace (c)	10,142	124,136	(1,535)	132,743	21.9%

Total	$341,651	$276,886	$(13,150)	$605,387	100.0%

	Three Months Ended June 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$186,653	$29,691	$(2,020)	$214,324	41.5%
Worldwide excluding United States (a)	4,830	58,806	(2,086)	61,550	11.9%
Europe	10,757	12,832	(504)	23,085	4.4%
Latin America and Caribbean	15,036	29,368	(12,766)	31,638	6.1%
Japan	19,250	2,901	(72)	22,079	4.3%
Canada	72	3,367	(72)	3,367	0.7%
Rest of the world (b)	25,168	—	—	25,168	4.9%

Sub-total, non United States	75,113	107,274	(15,500)	166,887	32.3%
Worldwide including United States (a)	2,032	15,911	(504)	17,439	3.3%
Marine and Aerospace (c)	20,530	100,834	(3,153)	118,211	22.9%

Total	$284,328	$253,710	$(21,177)	$516,861	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)
     The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Six Months Ended June 30, 2011
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$453,729	$62,012	$(4,204)	$511,537	35.2%
Worldwide excluding United States (a)	29,558	125,171	(2,969)	151,760	10.4%
Europe	69,695	34,944	(561)	104,078	7.2%
Latin America and Caribbean	36,551	40,533	(22,571)	54,513	3.7%
Japan	34,069	2,756	(100)	36,725	2.5%
Canada	110	6,251	(110)	6,251	0.4%
Rest of the world (b)	44,996	—	—	44,996	3.1%

Sub-total, non United States	214,979	209,655	(26,311)	398,323	27.3%
Worldwide including United States (a)	80,780	26,036	(542)	106,274	7.3%
Marine and Aerospace (c)	203,401	242,240	(6,492)	439,149	30.2%

Total	$952,889	$539,943	$(37,549)	$1,455,283	100.0%

	Six Months Ended June 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$420,220	$54,974	$(5,491)	$469,703	33.8%
Worldwide excluding United States (a)	44,594	134,824	(5,918)	173,500	12.5%
Europe	91,233	28,370	(961)	118,642	8.5%
Latin America and Caribbean	43,775	46,595	(28,553)	61,817	4.5%
Japan	19,900	3,609	(137)	23,372	1.7%
Canada	137	7,003	(137)	7,003	0.5%
Rest of the world (b)	25,168	—	—	25,168	1.8%

Sub-total, non United States	224,807	220,401	(35,706)	409,502	29.5%
Worldwide including United States (a)	78,267	28,687	(2,234)	104,720	7.6%
Marine and Aerospace (c)	201,329	220,189	(17,648)	403,870	29.1%

Total	$924,623	$524,251	$(61,079)	$1,387,795	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of the Company’s consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and the Company’s consolidated financial condition, liquidity and capital resources at June 30, 2011 and December 31, 2010. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     The Company’s strategy has been to concentrate primarily on short-tail risks, which has been an area where management believes current prices and terms provide an attractive risk adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.
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
     On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three months ended June 30, 2011 is recorded in the consolidated statement of operations and comprehensive income as net income attributable to noncontrolling interest.
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
     During the January 2011 renewal season, Validus Re increased gross premiums written on the U.S. Cat XOL lines and decreased gross premiums written in the proportional lines. In addition, Validus Re decreased gross premiums written in the International Property lines as market conditions dictated. In the aftermath of 2010’s Deepwater Horizon loss, Validus Re saw additional opportunities and rate increases in the marine lines. Within its specialty lines, Validus Re increased gross premiums written in the terrorism lines among other sub-classes. During the first quarter of 2011, premiums in Talbot have been relatively stable with rate increases occurring on renewals that have suffered losses but rate reductions continuing elsewhere, as a result of good experience and excess capacity in the market. Talbot is receiving improved pricing in the energy, property and political risk lines as a result of recent loss events. The significant worldwide elevated loss activity since the beginning of 2010, in conjunction with changes to certain commercial vendors’ catastrophe models, is resulting in improved pricing and demand for catastrophe reinsurance. Rate levels in both the U.S. and International property catastrophe business continued to improve for mid-year 2011 renewals due to the magnitude of the worldwide loss activity.
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

	Three Months Ended		Year Ended
	June 30,		December 31,
	2011	2010	2010
Annualized return on average equity	13.1%	19.5%	10.8%

     The decrease in annualized return on average equity for the three months ended June 30, 2011 was driven primarily by a reduction in net income. Net income available to Validus for the three months ended June 30, 2011 decreased by $69.9 million, or 38.9% compared to the three months ended June 30, 2010. This unfavorable movement was primarily due to large loss events coupled with an unfavorable movement in unrealized gains on investments.
     Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased by $1.07, or 3.2%, from $32.98 at December 31, 2010 to $31.91 at June 30, 2011. The decrease was due to the loss generated in the six months ended June 30, 2011. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Non-GAAP Financial Measures.”
     Cash dividends per common share are an integral part of the value created for shareholders. On August 3, 2011, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2011 to holders of record on September 15, 2011.
     Underwriting income (loss) measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended June 30, 2011 and 2010 was $71.6 million and $109.7 million, respectively. Underwriting income (loss) is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”
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

     The following table presents results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross premiums written	$605,387	$516,861	$1,455,283	$1,387,795
Reinsurance premiums ceded	(132,346)	(67,726)	(242,166)	(158,465)

Net premiums written	473,041	449,135	1,213,117	1,229,330
Change in unearned premiums	(47,401)	(11,191)	(357,944)	(333,692)

Net premiums earned	425,640	437,944	855,173	895,638

Losses and loss expenses	207,307	194,894	683,505	673,425
Policy acquisition costs	78,230	74,126	155,526	150,302
General and administrative expenses	60,841	52,379	109,318	105,948
Share compensation expenses	7,628	6,846	19,677	13,422

Total underwriting deductions	354,006	328,245	968,026	943,097

Underwriting income (loss) (a)	71,634	109,699	(112,853)	(47,459)

Net investment income	26,494	34,809	56,469	69,108
Other income	595	2,697	2,201	3,585
Finance expenses	(16,361)	(13,218)	(30,362)	(28,369)

Operating income (loss) before taxes	82,362	133,987	(84,545)	(3,135)
Tax benefit (expense)	29	(4,187)	1,488	(3,490)

Net operating income (loss) (a)	82,391	129,800	(83,057)	(6,625)

Net realized gains on investments	11,552	12,441	17,931	23,839
Net unrealized gains on investments	18,526	41,640	5,698	57,053
Foreign exchange (losses)	(1,991)	(4,099)	(2,458)	(12,863)

Net income (loss)	110,478	179,782	(61,886)	61,404

Net income attributable to noncontrolling interest	(594)	—	(594)	—

Net income (loss) available (attributable) to Validus	$109,884	$179,782	$(62,480)	$61,404

Selected ratios:
Net premiums written / Gross premiums written	78.1%	86.9%	83.4%	88.6%

Losses and loss expenses	48.7%	44.5%	79.9%	75.2%

Policy acquisition costs	18.4%	16.9%	18.2%	16.8%
General and administrative expenses (b)	16.1%	13.5%	15.1%	13.3%

Expense ratio	34.5%	30.4%	33.3%	30.1%

Combined ratio	83.2%	74.9%	113.2%	105.3%

a)	Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

b)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Validus Re
Gross premiums written	$341,651	$284,328	$952,889	$924,623
Reinsurance premiums ceded	(98,218)	(41,175)	(145,023)	(54,285)

Net premiums written	243,433	243,153	807,866	870,338
Change in unearned premiums	(10,755)	18,888	(322,879)	(324,376)

Net premiums earned	232,678	262,041	484,987	545,962

Losses and loss expenses	94,035	123,793	404,579	472,713
Policy acquisition costs	35,769	37,979	75,835	81,482
General and administrative expenses	15,458	10,983	26,115	27,295
Share compensation expenses	1,823	1,749	4,928	3,378

Total underwriting deductions	147,085	174,504	511,457	584,868

Underwriting income (loss) (a)	85,593	87,537	(26,470)	(38,906)

Talbot
Gross premiums written	$276,886	$253,710	$539,943	$524,251
Reinsurance premiums ceded	(47,278)	(47,728)	(134,692)	(165,259)

Net premiums written	229,608	205,982	405,251	358,992
Change in unearned premiums	(36,646)	(30,079)	(35,065)	(9,316)

Net premiums earned	192,962	175,903	370,186	349,676

Losses and loss expenses	113,272	71,101	278,926	200,712
Policy acquisition costs	42,307	38,647	79,523	73,592
General and administrative expenses	34,718	24,960	63,440	50,508
Share compensation expenses	2,026	1,468	4,745	3,027

Total underwriting deductions	192,323	136,176	426,634	327,839

Underwriting income (loss) (a)	639	39,727	(56,448)	21,837

Corporate & Eliminations
Gross premiums written	$(13,150)	$(21,177)	$(37,549)	$(61,079)
Reinsurance premiums ceded	13,150	21,177	37,549	61,079

Net premiums written	—	—	—	—
Change in unearned premiums	—	—	—	—

Net premiums earned	—	—	—	—

Losses and loss expenses	—	—	—	—
Policy acquisition costs	154	(2,500)	168	(4,772)
General and administrative expenses	10,665	16,436	19,763	28,145
Share compensation expenses	3,779	3,629	10,004	7,017

Total underwriting deductions	14,598	17,565	29,935	30,390

Underwriting (loss) (a)	(14,598)	(17,565)	(29,935)	(30,390)

Total underwriting income (loss) (a)	$71,634	$109,699	$(112,853)	$(47,459)

a)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
     Net income available to Validus for the three months ended June 30, 2011 was $109.9 million compared to $179.8 million for the three months ended June 30, 2010, a decrease of $69.9 million or 38.9%. The primary factors driving the decrease in net income were:
•	Decrease in underwriting income of $38.1 million due to:
•	A $12.3 million decrease in net premiums earned.

•	A $13.3 million increase in other underwriting deductions including policy acquisition costs, general and administrative expenses and share compensation expenses.

•	A $12.4 million increase in loss and loss expenses due to increased catastrophe losses.
•	An unfavorable movement of $23.1 million in net unrealized (losses) gains on investments.

•	Decrease in net investment income of $8.3 million.
The change in net income available to Validus for the three months ended June 30, 2011 of $69.9 million as compared to the three months ended June 30, 2010 is described in the following table:

	Three Months Ended June 30, 2011
	Increase (Decrease) Over the Three Months Ended June 30, 2010
			Corporate and
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Notable losses — (increase) decrease in net loss and loss expenses (a)	$(2,852)	$(16,952)	$—	$(19,804)
Less: Notable losses — (decrease) increase in net reinstatement premiums (a)	(1,452)	5,087	—	3,635
Other underwriting income (loss)	2,360	(27,223)	2,967	(21,896)

Underwriting (loss) income (b)	(1,944)	(39,088)	2,967	(38,065)
Net investment income	(7,525)	(879)	89	(8,315)
Other income	(623)	(1,117)	(362)	(2,102)
Finance expenses	(3,395)	(105)	357	(3,143)

	(13,487)	(41,189)	3,051	(51,625)
Taxes	90	3,886	240	4,216

	(13,397)	(37,303)	3,291	(47,409)

Net realized (losses) on investments	(811)	(78)	—	(889)
Net unrealized (losses) on investments	(21,140)	(1,974)	—	(23,114)
Net foreign exchange (losses) gains	(4,494)	6,653	(51)	2,108

Net (loss) income	(39,842)	(32,702)	3,240	(69,304)

Net income attributable to noncontrolling interest	(594)	—	—	(594)

Net (loss) income (attributable) available to Validus	$(40,436)	$(32,702)	$3,240	$(69,898)

(a)	Notable losses for the three months ended June 30, 2011 include: Cat 46, Cat 48 and Jupiter 1. Notable losses for the three months ended June 30, 2010 include Deepwater Horizon, Aban Pearl, Bangkok riots and Perth hailstorm. Excludes the reserve for potential development on 2010 and 2011 notable loss events.

(b)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”
Gross Premiums Written
     Gross premiums written for the three months ended June 30, 2011 were $605.4 million compared to $516.9 million for the three months ended June 30, 2010, an increase of $88.5 million or 17.1%. Gross premiums written on the property lines increased by $68.5 million, while the marine and specialty lines increased by $4.9 million and $15.2 million, respectively. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$408,785	67.5%	$340,290	65.8%	20.1%
Marine	97,243	16.1%	92,380	17.9%	5.3%
Specialty	99,359	16.4%	84,191	16.3%	18.0%

Total	$605,387	100.0%	$516,861	100.0%	17.1%

Validus Re. Validus Re gross premiums written for the three months ended June 30, 2011 were $341.7 million compared to $284.3 million for the three months ended June 30, 2010, an increase of $57.3 million or 20.2%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$323,108	94.6%	$261,568	92.0%	23.5%
Marine	4,846	1.4%	15,410	5.4%	(68.6)%
Specialty	13,697	4.0%	7,350	2.6%	86.4%

Total	$341,651	100.0%	$284,328	100.0%	20.2%

     The increase in gross premiums written in the property lines of $61.5 million was due primarily to $42.6 million of gross premiums written by AlphaCat Re 2011 and a $23.8 million increase in catastrophe excess of loss gross premiums written. The increase in catastrophe excess of loss premiums written was due primarily to an improving US property rate environment increasing premiums on existing business and providing attractive opportunities that resulted in growth. The decrease in gross premiums written of $10.6 million in the marine lines was due primarily to a $5.1 million decrease in estimated premium income adjustments and a $5.8 milllion decrease in reinstatement premiums due to higher losses in 2010 attributable to the Deepwater Horizon loss. The increase in gross premiums written in the specialty lines of $6.3 million was primarily due to a $6.2 million increase in gross premiums written on a proportional basis.
     Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for three months ended June 30, 2011 decreased by $8.0 million as compared to the three months ended June 30, 2010. The decrease in premiums written was due to a $6.7 million decrease in the property lines and a $1.3 million decrease in the marine lines. These reinsurance agreements with Talbot are eliminated upon consolidation.
Talbot. Talbot gross premiums written for the three months ended June 30, 2011 were $276.9 million compared to $253.7 million for the three months ended June 30, 2010, an increase of $23.2 million or 9.1%. The $276.9 million of gross premiums written translated at 2010 rates of exchange would have been $273.9 million during the three months ended June 30, 2011, giving an effective increase of $20.2 million or 8.0%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Gross Premiums	Gross Premiums	Gross Premiums	Gross Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$97,732	35.3%	$97,529	38.4%	0.2%
Marine	93,492	33.8%	79,355	31.3%	17.8%
Specialty	85,662	30.9%	76,826	30.3%	11.5%

Total	$276,886	100.0%	$253,710	100.0%	9.1%

     The increase in gross premiums written in the marine lines of $14.1 million was due primarily to a $9.8 million increase in premiums written in the marine liability lines and a $5.2 million increase in premiums written in the cargo lines. The increase in gross premiums written in the specialty lines of $8.8 million was primarily due to a $6.3 million increase in premiums written in the political violence lines.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the three months ended June 30, 2011 were $132.3 million compared to $67.7 million for the three months ended June 30, 2010, an increase of $64.6 million or 95.4%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$112,299	84.9%	$53,828	79.5%	108.6%
Marine	16,034	12.1%	10,923	16.1%	46.8%
Specialty	4,013	3.0%	2,975	4.4%	34.9%

Total	$132,346	100.0%	$67,726	100.0%	95.4%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended June 30, 2011 were $98.2 million compared to $41.2 million for the three months ended June 30, 2010, an increase of $57.0 million or 138.5%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$85,389	86.9%	$33,933	82.4%	151.6%
Marine	12,829	13.1%	7,242	17.6%	77.1%

Total	$98,218	100.0%	$41,175	100.0%	138.5%

     Reinsurance premiums ceded in the property lines increased by $51.5 million, due primarily to the purchase of $60.4 million of additional retrocessional coverage on the U.S. catastrophe portfolio, partially offset by a $4.8 million decrease in non-proportional retrocessional coverage on the worldwide catastrophe portfolio. The additional U.S. retrocessional coverage was purchased to ensure that the Company would be well positioned to take advantage of opportunities in a post loss environment.

Reinsurance premiums ceded in the marine lines increased by $5.6 million, due primarily to $5.1 million of additional retrocessional coverage purchased in the three months ended June 30, 2011.
Talbot. Talbot reinsurance premiums ceded for the three months ended June 30, 2011 were $47.3 million compared to $47.7 million for the three months ended June 30, 2010, a decrease of $0.5 million or 0.9%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		Reinsurance		Reinsurance
	Reinsurance	Premiums Ceded	Reinsurance	Premiums Ceded
(Dollars in thousands)	Premiums Ceded	(%)	Premiums Ceded	(%)	% Change
Property	$38,965	82.4%	$38,702	81.1%	0.7%
Marine	4,300	9.1%	6,066	12.7%	(29.1)%
Specialty	4,013	8.5%	2,960	6.2%	35.6%

Total	$47,278	100.0%	$47,728	100.0%	(0.9)%

     Reinsurance premiums ceded across the property, marine and specialty lines are generally consistent with the three months ended June 30, 2010. There was a reduction in reinsurance premiums ceded to Validus Re, which is described above. This reduction was offset by an increase of $7.6 million in reinsurance premiums ceded to third parties.
Net Premiums Written
     Net premiums written for the three months ended June 30, 2011 were $473.0 million compared to $449.1 million for the three months ended June 30, 2010, an increase of $23.9 million, or 5.3%. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2011 and 2010 were 78.1% and 86.9%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$296,486	62.7%	$286,463	63.8%	3.5%
Marine	81,209	17.2%	81,455	18.1%	(0.3)%
Specialty	95,346	20.1%	81,217	18.1%	17.4%

Total	$473,041	100.0%	$449,135	100.0%	5.3%

Validus Re. Validus Re net premiums written for the three months ended June 30, 2011 were $243.4 million compared to $243.2 million for the three months ended June 30, 2010, an increase of $0.3 million or 0.1%. Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$237,719	97.7%	$227,635	93.6%	4.4%
Marine	(7,983)	(3.3)%	8,168	3.4%	(197.7)%
Specialty	13,697	5.6%	7,350	3.0%	86.4%

Total	$243,433	100.0%	$243,153	100.0%	0.1%

     The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. Negative net written premiums in the marine lines is the result of premium adjustments on gross premiums written and the timing of purchases of retrocessional coverage. The ratios of net premiums written to gross premiums written were 71.3% and 85.5% for the three months ended June 30, 2011 and 2010, respectively, reflecting the increase in reinsurance premiums ceded as a result of the purchase of additional retrocessional coverage described above.
Talbot. Talbot net premiums written for the three months ended June 30, 2011 were $229.6 million compared to $206.0 million for the three months ended June 30, 2010, an increase of $23.6 million or 11.5%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$58,767	25.6%	$58,827	28.5%	(0.1)%
Marine	89,192	38.8%	73,289	35.6%	21.7%
Specialty	81,649	35.6%	73,866	35.9%	10.5%

Total	$229,608	100.0%	$205,982	100.0%	11.5%

     The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2011 and 2010 were 82.9% and 81.2%, respectively.
Change in Unearned Premiums
     Net change in unearned premiums for the three months ended June 30, 2011 was ($47.4) million compared to ($11.2) million for the three months ended June 30, 2010, a change of $36.2 million or 323.6%.

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(109,608)	$(93,012)	17.8%
Change in prepaid reinsurance premium	62,207	81,821	(24.0)%

Net change in unearned premium	$(47,401)	$(11,191)	323.6%

Validus Re. Validus Re’s net change in unearned premiums for the three months ended June 30, 2011 were ($10.8) million compared to $18.9 million for the three months ended June 30, 2010, a change of $29.6 million or 156.9%.

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(83,079)	$(75,680)	9.8%
Change in prepaid reinsurance premium	72,324	94,568	(23.5)%

Net change in unearned premium	$(10,755)	$18,888	(156.9)%

The Validus Re net change in unearned premium has decreased for the three months ended June 30, 2011 due primarily to the timing differences in purchases of retrocessional coverage during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Talbot. The Talbot net change in unearned premiums for the three months ended June 30, 2011 was ($36.6) million compared to ($30.1) million for the three months ended June 30, 2010, a change of $6.6 million or 21.8%.

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
	Change in Unearned	Change in Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(26,529)	$(17,332)	53.1%
Change in prepaid reinsurance premium	(10,117)	(12,747)	(20.6)%

Net change in unearned premium	$(36,646)	$(30,079)	21.8%

     The Talbot net change in unearned premium is generally consistent for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Net Premiums Earned
     Net premiums earned for the three months ended June 30, 2011 were $425.6 million compared to $437.9 million for the three months ended June 30, 2010, a decrease of $12.3 million or 2.8%. The decrease in net premiums earned was driven by a decrease in net premiums earned of $29.4 million in the Validus Re segment, partially offset by an increase of $17.1 million in the Talbot segment. Details of net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$204,624	48.1%	$223,596	51.0%	(8.5)%
Marine	125,496	29.5%	111,567	25.5%	12.5%
Specialty	95,520	22.4%	102,781	23.5%	(7.1)%

Total	$425,640	100.0%	$437,944	100.0%	(2.8)%

Validus Re. Validus Re net premiums earned for the three months ended June 30, 2011 were $232.7 million compared to $262.0 million for the three months ended June 30, 2010, a decrease of $29.4 million or 11.2%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$166,779	71.7%	$186,444	71.1%	(10.5)%
Marine	46,549	20.0%	48,154	18.4%	(3.3)%
Specialty	19,350	8.3%	27,443	10.5%	(29.5)%

Total	$232,678	100.0%	$262,041	100.0%	(11.2)%

     The decrease in net premiums earned is consistent with the relevant patterns of net written premiums influencing the earned premiums for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Talbot. Talbot net premiums earned for the three months ended June 30, 2011 were $193.0 million compared to $175.9 million for the three months ended June 30, 2010, an increase of $17.1 million or 9.7%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net Premiums	Net Premiums	Net Premiums	Net Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$37,845	19.6%	$37,152	21.1%	1.9%
Marine	78,947	40.9%	63,413	36.1%	24.5%
Specialty	76,170	39.5%	75,338	42.8%	1.1%

Total	$192,962	100.0%	$175,903	100.0%	9.7%

     The increase in net premiums earned is consistent with the relevant patterns of net written premiums influencing the earned premium for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, as discussed above.
Losses and Loss Expenses
     Losses and loss expenses for the three months ended June 30, 2011 were $207.3 million compared to $194.9 million for the three months ended June 30, 2010, an increase of $12.4 million or 6.4%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended June 30, 2011 and 2010 were 48.7% and 44.5%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended	Percentage
	June 30, 2011	June 30, 2010	Point Change
Property	52.8%	31.3%	21.5
Marine	59.5%	76.0%	(16.5)
Specialty	25.8%	38.9%	(13.1)
All lines	48.7%	44.5%	4.2
     For the three months ended June 30, 2011, the Company incurred $90.3 million from notable loss events, which represented 21.2 percentage points of the loss ratio as described below. Net of $6.9 million of reinstatement premiums, the effect of these events on net income was $83.4 million. For the three months ended June 30, 2010, the Company incurred $70.5 million from notable loss events, which represented 16.1 percentage points of the loss ratio, excluding reserve for development on notable loss events, as described below. Net of $3.3 million of reinstatement premiums, the effect of these events on net income was $67.2 million. The Company’s loss ratio, excluding prior year development and notable loss events for the three months ended June 30, 2011 and 2010 was 33.5% and 39.7%, respectively.

		Three months ended June 30, 2011
		(Dollars in thousands)
Second Quarter 2011 Notable Loss Events (a)		Validus Re		Talbot		Total
		Net Losses		Net Losses		Net Losses
		and Loss		and Loss		and Loss
Description		Expenses (b)	% of NPE	Expenses (b)	% of NPE	Expenses (b)	% of NPE
Cat 46	Tornado	$36,584	15.7%	$7,222	3.7%	$43,806	10.3%
Cat 48	Tornado	20,869	9.0%	10,612	5.5%	31,481	7.4%
Jupiter 1	Platform failure	4,970	2.1%	10,038	5.2%	15,008	3.5%

Total		$62,423	26.8%	$27,872	14.4%	$90,295	21.2%

		Three months ended June 30, 2010
		(Dollars in thousands)
Second Quarter 2010 Notable Loss Events (a)		Validus Re		Talbot		Total
		Net Losses		Net Losses		Net Losses
		and Loss		and Loss		and Loss
Description		Expenses (b)	% of NPE	Expenses (b)	% of NPE	Expenses (b)	% of NPE
Deepwater Horizon	Oil rig and spill	$33,681	12.9%	$10,420	5.9%	$44,101	10.1%
Aban Pearl	Oil rig	10,000	3.8%	500	0.3%	10,500	2.4%
Bangkok riots	Terrorism	7,500	2.9%	—	—	7,500	1.7%
Perth hailstorm	Hailstorm	8,390	3.1%	—	—	8,390	1.9%

Total		$59,571	22.7%	$10,920	6.2%	$70,491	16.1%

(a)	These notable loss event amounts exclude the reserve for potential development on 2010 and 2011 notable loss events and are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events, and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and the Company’s actual ultimate net losses from these events may vary materially from these estimates.

(b)	Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums were $6.9 million for the three months ended June 30, 2011 and $3.3 million for the three months ended June 30, 2010.

	Three Months Ended June 30,
			Percentage
	2011	2010	Point Change
Property — current period — excluding notable losses	21.9%	38.0%	(16.1)
Property — current period — notable losses	33.7%	3.8%	29.9
Property — change in prior accident years	(2.8)%	(10.5)%	7.7

Property — loss ratio	52.8%	31.3%	21.5

Marine — current period — excluding notable losses	50.9%	40.1%	10.8
Marine — current period — notable losses	16.5%	48.9%	(32.4)
Marine — change in prior accident years	(7.9)%	(13.0)%	5.1

Marine — loss ratio	59.5%	76.0%	(16.5)

Specialty — current period — excluding notable losses	35.8%	43.0%	(7.2)
Specialty — current period — notable losses	0.6%	7.3%	(6.7)
Specialty — change in prior accident years	(10.6)%	(11.3)%	0.7

Specialty — loss ratio	25.8%	38.9%	(13.2)

All lines — current period — excluding notable losses	33.5%	39.7%	(6.2)
All lines — current period — notable losses	21.2%	16.1%	5.1
All lines — change in prior accident years	(6.0)%	(11.3)%	5.3

All lines — loss ratio	48.7%	44.5%	4.2
Validus Re. Validus Re losses and loss expenses for the three months ended June 30, 2011 were $94.0 million compared to $123.8 million for the three months ended June 30, 2010, a decrease of $29.8 million or 24.0%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 40.4% and 47.2% for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, favorable loss development on prior years totaled $12.3 million and benefited the Validus Re loss ratio by 5.3 percentage points. For the three months ended June 30, 2010, favorable loss development on prior years totaled $17.9 million and benefited the Validus Re loss ratio by 6.9 percentage points.

     For the three months ended June 30, 2011, Validus Re incurred notable loss events as identified above of $62.4 million, which represented 26.8 percentage points of the loss ratio. Net of reinstatement premiums of $6.3 million, the effect of these events on Validus Re segment income was $56.1 million. For the three months ended June 30, 2010, Validus Re incurred notable loss events as identified above of $59.6 million, which represented 22.7 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $7.7 million, the effect of these events on Validus Re segment income was $51.9 million. Validus Re segment loss ratios, excluding prior year development and notable loss events identified above, for the three months ended June 30, 2011 and 2010 were 18.9% and 31.4%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
			Percentage
	2011	2010	Point Change
Property — current period excluding notable losses	13.4%	36.1%	(22.7)
Property — current period — notable losses	34.4%	4.5%	29.9
Property — change in prior accident years	(3.9)%	(7.3)%	3.4

Property — loss ratio	43.9%	33.3%	10.6

Marine — current period excluding notable losses	41.7%	26.8%	14.9
Marine — current period — notable losses	10.7%	90.7%	(80.0)
Marine — change in prior accident years	(9.7)%	(7.5)%	(2.2)

Marine — loss ratio	42.7%	110.0%	(67.3)

Specialty — current period excluding notable losses	11.3%	7.0%	4.3
Specialty — current period — notable losses	0.0%	27.3%	(27.3)
Specialty — change in prior accident years	(6.6)%	(2.3)%	(4.3)

Specialty — loss ratio	4.7%	32.0%	(27.3)

All lines — current period excluding notable losses	18.9%	31.4%	(12.5)
All lines — current period — notable losses	26.8%	22.7%	4.1
All lines — change in prior accident years	(5.3)%	(6.9)%	1.6

All lines — loss ratio	40.4%	47.2%	(6.8)
     For the three months ended June 30, 2011, Validus Re property lines losses and loss expenses include $79.8 million related to current year losses and $6.5 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the three months ended June 30, 2010, Validus Re property lines losses and loss expenses included $75.7 million related to current year losses and $13.6 million of favorable development relating to prior accident years. This favorable development is attributable to reduced loss estimates for the U.K. flood loss and windstorm Kyrill, as well as lower than expected claim development elsewhere.
     For the three months ended June 30, 2011, Validus Re’s property lines incurred $57.4 million of notable losses, which represented 34.4 percentage points of the property lines loss ratio. For the three months ended June 30, 2010, Validus Re’s property lines incurred $8.4 million of notable losses, which represented 4.5 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended June 30, 2011 and 2010 were 13.4% and 36.1%, respectively.
     For the three months ended June 30, 2011, Validus Re marine lines losses and loss expenses include $24.4 million related to current year losses and $4.5 million of favorable development relating to prior accident years. For the three months ended June 30, 2010, Validus Re marine lines losses and loss expenses included $56.6 million related to current year losses and $3.7 million of favorable development relating to prior accident years.

     For the three months ended June 30, 2011, Validus Re’s marine lines incurred $5.0 million of notable losses which represented 10.7 percentage points of the marine lines loss ratio. For the three months ended June 30, 2010, Validus Re’s marine lines incurred $43.7 million of notable losses, which represented 90.7 percentage points of the marine lines loss ratio, excluding the reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended June 30, 2011 and 2010 were 41.7% and 26.8%, respectively.
     For the three months ended June 30, 2011, Validus Re specialty lines losses and loss expenses include $2.1 million related to current year losses and $1.3 million of favorable development relating to prior accident years. For the three months ended June 30, 2010, Validus Re specialty lines losses and loss expenses included $9.4 million related to current year losses and $0.6 million of favorable development relating to prior accident years.
     For the three months ended June 30, 2011, Validus Re’s specialty lines did not incur any notable losses. For the three months ended June 30, 2010, Validus Re’s specialty lines incurred $7.5 million of notable losses, which represented 27.3 percentage points of the specialty lines loss ratio. Validus Re specialty lines loss ratios, excluding prior year development, for the three months ended June 30, 2011 and 2010 were 11.3% and 7.0%, respectively.
Talbot. Talbot losses and loss expenses for the three months ended June 30, 2011 were $113.3 million compared to $71.1 million for the three months ended June 30, 2010, an increase of $42.2 million or 59.3%. The Talbot loss ratio was 58.7% and 40.4% for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, Talbot incurred losses of $126.7 million related to current year losses and $13.4 million in favorable development relating to prior accident years. For the three months ended June 30, 2010, Talbot incurred losses of $102.8 million related to current year losses and $31.7 million in favorable development relating to prior accident years.
          For the three months ended June 30, 2011, Talbot incurred $27.9 million of notable losses, which represented 14.4 percentage points of the loss ratio. Net of reinstatement premiums of $0.7 million, the effect of these events on Talbot segment income is $27.2 million. For the three months ended June 30, 2010, Talbot incurred $10.9 million of notable losses, which represented 6.2 percentage points of the Talbot loss ratio. Net of reinstatement premiums of ($4.4) million, the effect of these events on Talbot segment income was $15.3 million. Talbot loss ratios, excluding prior year loss development and notable loss events identified above, for the three months ended June 30, 2011 and 2010 were 51.2% and 52.2%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
	2011	2010	Percentage Point Change
Property — current period excluding notable losses	58.9%	48.0%	10.9
Property — current period — notable losses	30.5%	0.0%	30.5
Property — change in prior accident years	2.3%	(26.5)%	28.8

Property — loss ratio	91.7%	21.5%	70.2

Marine — current period excluding notable losses	56.3%	50.1%	6.2
Marine — current period — notable losses	20.0%	17.2%	2.8
Marine — change in prior accident years	(6.8)%	(17.0)%	10.2

Marine — loss ratio	69.5%	50.3%	19.2

Specialty — current period excluding notable losses	42.0%	56.1%	(14.1)
Specialty — current period — notable losses	0.7%	0.0%	0.7
Specialty — change in prior accident years	(11.6)%	(14.7)%	3.1

Specialty – loss ratio	31.1%	41.4%	(10.3)

All lines — current period excluding notable losses	51.2%	52.2%	(1.0)
All lines — current period — notable losses	14.4%	6.2%	8.2
All lines — change in prior accident years	(6.9)%	(18.0)%	11.1

All lines — loss ratio	58.7%	40.4%	18.3

     For the three months ended June 30, 2011, Talbot property lines losses and loss expenses include $33.8 million related to current year losses and $0.9 million of adverse development relating to prior accident years. The prior year adverse development is attributable to higher than expected claims development on the onshore energy lines, largely offset by lower than expected claims on the property treaty and property facultative lines. For the three months ended June 30, 2010, Talbot property lines losses and loss expenses included $17.8 million related to current year losses and $9.8 million of favorable development relating to prior accident years. The prior year favorable development was attributable to lower than expected claim development on the property facultative and binder accounts, together with favorable development on hurricanes Katrina and Ike.
     For the three months ended June 30, 2011, Talbot’s property lines incurred $11.5 million of notable losses, which represented 30.5 percentage points of the property lines loss ratio. For the three months ended June 30, 2010, Talbot’s property lines did not incur any notable losses. Talbot property line loss ratio, excluding prior year development and notable loss events identified above for the three months ended June 30, 2011 and 2010 were 58.9% and 48.0%, respectively.
     For the three months ended June 30, 2011, Talbot marine lines losses and loss expenses include $60.3 million related to current year losses and $5.4 million of favorable development relating to prior accident years. The prior year favorable development is due primarily to lower than expected claims development across most lines of business, partially offset by adverse claims development on the offshore energy lines. For the three months ended June 30, 2010, Talbot marine lines losses and loss expenses included $42.7 million related to current year losses and $10.8 million of favorable development relating to prior accident years. The prior year favorable development was primarily due to lower than expected loss development on the Hull lines.
     For the three months ended June 30, 2011, Talbot’s marine lines incurred $15.8 million of notable losses, which represented 20.0 percentage points of the marine lines loss ratio. For the three months ended June 30, 2010, Talbot’s marine lines incurred $10.9 million of notable losses, which represented 17.2 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended June 30, 2011 and 2010 were 56.3% and 50.1%, respectively.
     For the three months ended June 30, 2011, Talbot specialty lines losses and loss expenses include $32.6 million relating to current year losses and $8.9 million of favorable development relating to prior accident years. The prior year favorable development is due primarily to lower than expected claims development across most lines of business, partially offset by adverse claims development on the financial institutions lines. For the three months ended June 30, 2010, Talbot specialty lines losses and loss expenses included $42.3 million relating to current year losses and $11.0 million of favorable development relating to prior accident years. The prior year favorable development was primarily due to lower than expected claims across most specialty sub classes.
     For the three months ended June 30, 2011, Talbot’s specialty lines incurred $0.6 million of notable losses, which represented 0.7 percentage points of the specialty lines loss ratio. For the three months ended June 30, 2010, Talbot’s specialty lines did not incur any notable losses. Talbot specialty lines loss ratios, excluding prior year development and notable loss events identified above for the three months ended June 30, 2011 and 2010 were 42.0% and 56.1%, respectively.
     At June 30, 2011 and 2010, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended June 30, 2011.

	As at June 30, 2011
			Total Gross Reserve for
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Losses and Loss Expenses
Property	$757,858	$556,685	$1,314,543
Marine	404,886	372,778	777,664
Specialty	236,659	291,494	528,153

Total	$1,399,403	$1,220,957	$2,620,360

	As at June 30, 2011
			Total Net Reserve for
(Dollars in thousands)	Net Case Reserves	Net IBNR	Losses and Loss Expenses
Property	$544,165	$522,391	$1,066,556
Marine	328,987	356,046	685,033
Specialty	184,767	244,199	428,966

Total	$1,057,919	$1,122,636	$2,180,555

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2011:

	Three Months Ended June 30, 2011
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$1,340,418	$1,324,967	$(130,970)	$2,534,415
Losses recoverable	(216,300)	(368,371)	130,970	(453,701)

Net reserves at period beginning	1,124,118	956,596	—	2,080,714

Incurred losses- current year	106,347	126,665	—	233,012
Change in prior accident years	(12,312)	(13,393)	—	(25,705)

Incurred losses	94,035	113,272	—	207,307

Foreign exchange	14,050	(470)	—	13,580
Paid losses	(38,070)	(82,976)	—	(121,046)

Net reserves at period end	1,194,133	986,422	—	2,180,555
Losses recoverable	182,306	384,268	(126,769)	439,805

Gross reserves at period end	$1,376,439	$1,370,690	$(126,769)	$2,620,360

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended June 30, 2011, favorable loss reserve development on prior years totaled $25.7 million. Of this $12.3 million of the favorable loss reserve development related to the Validus Re segment and $13.4 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 6.0 percentage points for the three months ended June 30, 2011. For the three months ended June 30, 2010, favorable loss reserve development on prior years totaled $49.6 million. Of this $17.9 million related to the Validus Re segment and $31.7 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 11.3 percentage points for the three months ended June 30, 2010.
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

However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. As at March 31, 2011, the total reserve for development on both 2010 and 2011 events was $83.4 million. During the three months ended June 30, 2011 $8.9 million, $20.1 million and $20.2 million of the reserve for potential development on 2010 and 2011 notable loss events was allocated to the Deepwater Horizon loss, the Tohoku earthquake and the Christchurch earthquake, respectively. Therefore as at June 30, 2011 the total reserve for potential development on both 2010 and 2011 events was $34.2 million.
Policy Acquisition Costs
     Policy acquisition costs for the three months ended June 30, 2011 were $78.2 million compared to $74.1 million for the three months ended June 30, 2010, an increase of $4.1 million or 5.5%. Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2011 and 2010 were 18.4% and 16.9%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$30,032	38.4%	14.7%	$30,614	41.3%	13.7%	(1.9)%
Marine	26,977	34.5%	21.5%	22,982	31.0%	20.6%	17.4%
Specialty	21,221	27.1%	22.2%	20,530	27.7%	20.0%	3.4%

Total	$78,230	100.0%	18.4%	$74,126	100.0%	16.9%	5.5%

Validus Re. Validus Re policy acquisition costs for the three months ended June 30, 2011 were $35.8 million compared to $38.0 million for the three months ended June 30, 2010, a decrease of $2.2 million or 5.8%.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$22,546	63.0%	13.5%	$27,182	71.6%	14.6%	(17.1)%
Marine	10,147	28.4%	21.8%	7,707	20.3%	16.0%	31.7%
Specialty	3,076	8.6%	15.9%	3,090	8.1%	11.3%	(0.5)%

Total	$35,769	100.0%	15.4%	$37,979	100.0%	14.5%	(5.8)%

     Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs. Validus Re policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2011 and 2010 were 15.4% and 14.5%, respectively. The policy acquisition cost ratio in the marine lines increased by 5.8 percentage points due primarily to the three months ended June 30, 2010 containing substantially more reinstatement premiums, which have no associated policy acquisition costs. The policy acquisition cost ratio in the specialty line has increased by 4.6 percentage points due primarily to negative earned premium adjustments in the three months ended June 30, 2011.

Talbot. Talbot policy acquisition costs for the three months ended June 30, 2011 were $42.3 million compared to $38.6 million for the three months ended June 30, 2010, an increase of $3.7 million or 9.5%.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Policy	Policy		Policy	Policy
	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition	Acquisition
(Dollars in thousands)	Costs	Costs (%)	Cost Ratio	Costs	Costs (%)	Cost Ratio	% Change
Property	$7,217	17.0%	19.1%	$5,824	15.1%	15.7%	23.9%
Marine	16,834	39.8%	21.3%	15,314	39.6%	24.1%	9.9%
Specialty	18,256	43.2%	24.0%	17,509	45.3%	23.2%	4.3%

Total	$42,307	100.0%	21.9%	$38,647	100.0%	22.0%	9.5%

     Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2011 and 2010 were 21.9% and 22.0%, respectively. The policy acquisition cost ratio in the Talbot property lines increased due to increased syndicate acquisition cost rates and a reduction in intercompany ceded premiums and the associated ceding commissions.
General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2011 were $60.8 million compared to $52.4 million for the three months ended June 30, 2010, an increase of $8.5 million or 16.2%. The increase was a result of increased expenses in the Validus Re and Talbot segments, offset by a decrease in the Corporate segment.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$15,458	25.4%	$10,983	21.0%	40.7%
Talbot	34,718	57.1%	24,960	47.6%	39.1%
Corporate & Eliminations	10,665	17.5%	16,436	31.4%	(35.1)%

Total	$60,841	100.0%	$52,379	100.0%	16.2%

     General and administrative expenses of $60.8 million in the three months ended June 30, 2011 represents 14.3 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the three months ended June 30, 2011 were $15.5 million compared to $11.0 million for the three months ended June 30, 2010, an increase of $4.5 million or 40.7%. General and administrative expenses have increased due primarily to a $1.8 million increase in salaries and benefits driven by increased staff numbers and a $1.5 million increase in professional fees. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2011 and 2010 were 6.6% and 4.2%, respectively.
Talbot. Talbot general and administrative expenses for the three months ended June 30, 2011 were $34.7 million compared to $25.0 million for the three months ended June 30, 2010, an increase of $9.8 million or 39.1%. To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of $2.1 million relating to the New York operations from the Corporate segment to the Talbot segment. Other factors contributing to the increase in general and administrative expenses are a $2.6 million increase in staff costs due to a higher staff count, a $2.5 million increase in bonus expense and a $1.4 million increase in syndicate costs. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2011 and 2010 were 18.0% and 14.2%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended June 30, 2011 were $10.7 million compared to $16.4 million for the three months ended June 30, 2010, a decrease of $5.8 million or 35.1%. To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of $2.1 million relating to the New York operations from the Corporate segment to the Talbot segment. There was also an allocation of corporate expenses of $2.2 million to the operating segments relating to group wide costs. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share Compensation Expenses
     Share compensation expenses for the three months ended June 30, 2011 were $7.6 million compared to $6.8 million for the three months ended June 30, 2010, an increase of $0.8 million or 11.4%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$1,823	23.9%	$1,749	25.6%	4.2%
Talbot	2,026	26.6%	1,468	21.4%	38.0%
Corporate & Eliminations	3,779	49.5%	3,629	53.0%	4.1%

Total	$7,628	100.0%	$6,846	100.0%	11.4%

     Share compensation expenses of $7.6 million in the three months ended June 30, 2011 represents 1.8 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the three months ended June 30, 2011 were $1.8 million compared to $1.7 million for the three months ended June 30, 2010 an increase of $0.1 million or 4.2%. Share compensation expense as a percent of net premiums earned for the three months ended June 30, 2011 and 2010 were 0.8% and 0.7%, respectively.
Talbot. Talbot share compensation expenses for the three months ended June 30, 2011 was $2.0 million compared to $1.5 million for the three months ended June 30, 2010 an increase of $0.6 million or 38.0%. This increase was due primarily to an increase in restricted share awards as a part of the executive and non-executive long term incentive plan. Share compensation expense as a percent of net premiums earned for the three months ended June 30, 2011 and 2010 were 1.0% and 0.8%, respectively.
Corporate & Eliminations. Corporate share compensation expenses for the three months ended June 30, 2011 were $3.8 million compared to $3.6 million for the three months ended June 30, 2010, an increase of $0.2 million or 4.1%. This increase was due primarily to an increase in restricted share awards as a part of the executive and non-executive long term incentive plan.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Percentage
	June 30, 2011	June 30, 2010	Point Change
Losses and loss expense ratio	48.7%	44.5%	4.2
Policy acquisition cost ratio	18.4%	16.9%	1.5
General and administrative expense ratio (a)	16.1%	13.5%	2.6

Expense ratio	34.5%	30.4%	4.1

Combined ratio	83.2%	74.9%	8.3

	Three Months Ended	Three Months Ended	Percentage
Validus Re	June 30, 2011	June 30, 2010	Point Change
Losses and loss expense ratio	40.4%	47.2%	(6.8)
Policy acquisition cost ratio	15.4%	14.5%	0.9
General and administrative expense ratio (a)	7.4%	4.9%	2.5

Expense ratio	22.8%	19.4%	3.4

Combined ratio	63.2%	66.6%	(3.4)

	Three Months Ended	Three Months Ended	Percentage
Talbot	June 30, 2011	June 30, 2010	Point Change
Losses and loss expense ratio	58.7%	40.4%	18.3
Policy acquisition cost ratio	21.9%	22.0%	(0.1)
General and administrative expense ratio (a)	19.0%	15.0%	4.0

Expense ratio	40.9%	37.0%	3.9

Combined ratio	99.6%	77.4%	22.2

(a)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the three months ended June 30, 2011 and 2010 were 16.1% and 13.5%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		Expenses as % of		Expenses as % of
		Net Earned		Net Earned
(Dollars in thousands)	Expenses	Premiums	Expenses	Premiums
General and administrative expenses	$60,841	14.3%	$52,379	12.0%
Share compensation expenses	7,628	1.8%	6,846	1.5%

Total	$68,469	16.1%	$59,225	13.5%

Underwriting Income
     Underwriting income for the three months ended June 30, 2011 was $71.6 million compared to underwriting income of $109.7 million for the three months ended June 30, 2010, a decrease of $38.1 million, or 34.7%.

	Three Months		Three Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2011	% of sub-total	2010	% of sub-total	% Change
Validus Re	$85,593	99.3%	$87,537	68.8%	(2.2)%
Talbot	639	0.7%	39,727	31.2%	(98.4)%

Sub-total	86,232	100.0%	127,264	100.0%	(32.2)%

Corporate & Eliminations	(14,598)		(17,565)		(16.9)%

Total	$71,634		$109,699		(34.7)%

     The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP financial measure. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Operations and Comprehensive Income (Loss) line items, as illustrated below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010
Underwriting income	$71,634	$109,699
Net investment income	26,494	34,809
Other income	595	2,697
Finance expenses	(16,361)	(13,218)
Net realized gains on investments	11,552	12,441
Net unrealized gains on investments	18,526	41,640
Foreign exchange (losses)	(1,991)	(4,099)

Net income before tax	$110,449	$183,969

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
     The Company excludes the U.S. GAAP income statement line items noted above, from its calculation of underwriting income. Net realized and unrealized gains (losses) on investments are excluded because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes the other line items excluded are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining the bonus component of the total annual incentive compensation.
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

Net Investment Income
     Net investment income for the three months ended June 30, 2011 was $26.5 million compared to $34.8 million for the three months ended June 30, 2010, a decrease of $8.3 million or 23.9%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended June 30, 2011 and 2010 are as provided below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	% Change
Fixed maturities and short-term investments	$27,535	$36,346	(24.2)%
Cash and cash equivalents	687	311	120.9%
Securities lending income	8	49	(83.7)%

Total gross investment income	28,230	36,706	(23.1)%
Investment expenses	(1,736)	(1,897)	8.5%

Net investment income	$26,494	$34,809	(23.9)%

     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 1.76% and 2.37% for the three months ended June 30, 2011 and 2010, respectively, and the average duration of the portfolio at June 30, 2011 was 1.57 years (December 31, 2010 – 2.27 years).
Other Income
     Other income for the three months ended June 30, 2011 was $0.6 million compared to $2.7 million for the three months ended June 30, 2010, a decrease of $2.1 million or 77.9%.
Finance Expenses
     Finance expenses for the three months ended June 30, 2011 were $16.4 million compared to $13.2 million for the three months ended June 30, 2010, an increase of $3.1 million or 23.8%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended June 30,
(Dollars in thousands)	2011	2010	% Change
2006 Junior Subordinated Deferrable Debentures	$3,228	$3,589	(10.1)%
2007 Junior Subordinated Deferrable Debentures	3,028	3,028	0.0%
2010 Senior Notes due 2040	5,597	5,597	0.0%
Credit facilities	1,589	1,109	43.3%
AlphaCat Re 2011 fees (a)	2,919	—	NM
Talbot FAL Facility	—	(89)	NM
Talbot other interest	—	(16)	NM

Finance expenses	$16,361	$13,218	23.8%

(a)	Includes finance expenses attributable to noncontrolling interest.

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
Tax Benefit (Expense)
     Tax expense for the three months ended June 30, 2011 was $0.0 million compared to an expense of ($4.2) million for the three months ended June 30, 2010, a decrease of $4.2 million or 100.7%. The decrease is primarily due to adjustments to deferred tax balances in the Talbot segment following the reduction in the effective U.K. tax rate from 28.0% to 26.5% together with a reduction in U.K. taxable profits.
Net Realized Gains on Investments
     Net realized gains on investments for the three months ended June 30, 2011 were $11.6 million compared to $12.4 million for the three months ended June 30, 2010, a decrease of $0.9 million or 7.1%.
Net Unrealized Gains on Investments
     Net unrealized gains on investments for the three months ended June 30, 2011 were $18.5 million compared to $41.6 million for the three months ended June 30, 2010 a decrease of $23.1 million or 55.5%. The net unrealized gains in the three months ended June 30, 2011 were a result of a significant downward shift in rates as the two-year Treasury rate fell from 0.82% to 0.46% (36 bps) and the five-year rate decreased from 2.28% to 1.76% (52 bps) in the period.
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
Foreign Exchange (Losses)
     Foreign exchange losses for the three months ended June 30, 2011 were ($2.0) million compared to ($4.1) million for the three months ended June 30, 2010, a favorable movement of $2.1 million or 51.4%. The favorable movement in foreign exchange was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. For the three months ended June 30, 2011, Validus Re recognized foreign exchange losses of ($5.3) million, Talbot recognized foreign exchange gains of $3.4 million. The Euro to U.S. dollar exchange rates were 1.41 and 1.44 at March 31, 2011 and June 30, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.60 and 1.60 at March 31, 2011 and June 30, 2011, respectively. During the quarter, the Euro appreciated by 2.1%, while the British pound remained stable.
     For the three months ended June 30, 2011, Validus Re segment foreign exchange losses were ($5.3) million compared to losses of ($0.8) million for the three months ended June 30, 2010, an unfavorable movement of $4.5 million or 533.1%. The unfavorable movement in Validus Re foreign exchange losses was due primarily to losses incurred as a result of the Company having liabilities in both New Zealand dollars and Japanese Yen during a period when both of these currencies strengthened against the U.S. dollar.
     For the three months ended June 30, 2011, Talbot segment foreign exchange gains were $3.4 million compared to losses of ($3.2) million for the three months ended June 30, 2010, a favorable movement of $6.7 million or 205.1%. The favorable movement in Talbot segment foreign exchange was due primarily to the valuation of funds held in Euros given the appreciation of the British pound sterling against the Euro during the three months ended June 30, 2011. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At June 30, 2011, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $103.7 million and $21.6 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $73.0 million and $9.1 million, respectively.

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
Net Income Attributable to Noncontrolling Interest
     On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three months ended June 30, 2011 is recorded in the consolidated statement of operations and comprehensive income as net income attributable to noncontrolling interest.

     The following table presents results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross premiums written	$605,387	$516,861	$1,455,283	$1,387,795
Reinsurance premiums ceded	(132,346)	(67,726)	(242,166)	(158,465)

Net premiums written	473,041	449,135	1,213,117	1,229,330
Change in unearned premiums	(47,401)	(11,191)	(357,944)	(333,692)

Net premiums earned	425,640	437,944	855,173	895,638

Losses and loss expenses	207,307	194,894	683,505	673,425
Policy acquisition costs	78,230	74,126	155,526	150,302
General and administrative expenses	60,841	52,379	109,318	105,948
Share compensation expenses	7,628	6,846	19,677	13,422

Total underwriting deductions	354,006	328,245	968,026	943,097

Underwriting income (loss) (a)	71,634	109,699	(112,853)	(47,459)

Net investment income	26,494	34,809	56,469	69,108
Other income	595	2,697	2,201	3,585
Finance expenses	(16,361)	(13,218)	(30,362)	(28,369)

Operating income (loss) before taxes	82,362	133,987	(84,545)	(3,135)
Tax benefit (expense)	29	(4,187)	1,488	(3,490)

Net operating income (loss) (a)	82,391	129,800	(83,057)	(6,625)

Net realized gains on investments	11,552	12,441	17,931	23,839
Net unrealized gains on investments	18,526	41,640	5,698	57,053
Foreign exchange (losses)	(1,991)	(4,099)	(2,458)	(12,863)

Net income (loss)	110,478	179,782	(61,886)	61,404

Net income attributable to noncontrolling interest	(594)	—	(594)	—

Net income (loss) available (attributable) to Validus	$109,884	$179,782	$(62,480)	$61,404

Selected ratios:
Net premiums written / Gross premiums written	78.1%	86.9%	83.4%	88.6%

Losses and loss expenses	48.7%	44.5%	79.9%	75.2%

Policy acquisition costs	18.4%	16.9%	18.2%	16.8%
General and administrative expenses (b)	16.1%	13.5%	15.1%	13.3%

Expense ratio	34.5%	30.4%	33.3%	30.1%

Combined ratio	83.2%	74.9%	113.2%	105.3%

a)	Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

b)	The general and administrative ratio includes share compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Validus Re
Gross premiums written	$341,651	$284,328	$952,889	$924,623
Reinsurance premiums ceded	(98,218)	(41,175)	(145,023)	(54,285)

Net premiums written	243,433	243,153	807,866	870,338
Change in unearned premiums	(10,755)	18,888	(322,879)	(324,376)

Net premiums earned	232,678	262,041	484,987	545,962

Losses and loss expenses	94,035	123,793	404,579	472,713
Policy acquisition costs	35,769	37,979	75,835	81,482
General and administrative expenses	15,458	10,983	26,115	27,295
Share compensation expenses	1,823	1,749	4,928	3,378

Total underwriting deductions	147,085	174,504	511,457	584,868

Underwriting income (loss) (a)	85,593	87,537	(26,470)	(38,906)

Talbot
Gross premiums written	$276,886	$253,710	$539,943	$524,251
Reinsurance premiums ceded	(47,278)	(47,728)	(134,692)	(165,259)

Net premiums written	229,608	205,982	405,251	358,992
Change in unearned premiums	(36,646)	(30,079)	(35,065)	(9,316)

Net premiums earned	192,962	175,903	370,186	349,676

Losses and loss expenses	113,272	71,101	278,926	200,712
Policy acquisition costs	42,307	38,647	79,523	73,592
General and administrative expenses	34,718	24,960	63,440	50,508
Share compensation expenses	2,026	1,468	4,745	3,027

Total underwriting deductions	192,323	136,176	426,634	327,839

Underwriting income (loss) (a)	639	39,727	(56,448)	21,837

Corporate & Eliminations
Gross premiums written	$(13,150)	$(21,177)	$(37,549)	$(61,079)
Reinsurance premiums ceded	13,150	21,177	37,549	61,079

Net premiums written	—	—	—	—
Change in unearned premiums	—	—	—	—

Net premiums earned	—	—	—	—

Losses and loss expenses	—	—	—	—
Policy acquisition costs	154	(2,500)	168	(4,772)
General and administrative expenses	10,665	16,436	19,763	28,145
Share compensation expenses	3,779	3,629	10,004	7,017

Total underwriting deductions	14,598	17,565	29,935	30,390

Underwriting (loss) (a)	(14,598)	(17,565)	(29,935)	(30,390)

Total underwriting income (loss) (a)	$71,634	$109,699	$(112,853)	$(47,459)

a)	Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
     Net loss attributable to Validus for the six months ended June 30, 2011 was ($62.5) million compared to net income available to Validus of $61.4 million for the six months ended June 30, 2010, a decrease of $123.9 million or 201.8%. The primary factors driving the decrease in net income were:
•	Decrease in underwriting loss of $65.4 million due primarily to a $40.5 million decrease in net premiums earned, due primarily to increased reinsurance premiums ceded. Loss and loss expenses and other underwriting deductions also increased by $10.1 million and $14.8 million, respectively;
•	Decrease in net unrealized gains on investments of $51.4 million;
The change in net income available to Validus for the six months ended June 30, 2011 of $123.9 million as compared to the six months ended June 30, 2010, is described in the following table:

		Six Months Ended June 30, 2011
	(Decrease) increase over the Six Months Ended June 30, 2011
			Corporate
			and other
			reconciling
(Dollars in thousands)	Validus Re	Talbot	items	Total
Notable losses — decrease (increase) in net loss and loss expenses (a)	$40,039	$(47,264)	$—	$(7,225)
Less: Notable losses — increase (decrease) in net reinstatement premiums (a)	10,539	(2,732)	—	7,807
Other underwriting (loss) income	(38,142)	(28,289)	455	(65,976)

Underwriting income (loss) (b)	12,436	(78,285)	455	(65,394)
Net investment income	(11,119)	(1,609)	89	(12,639)
Other income	(268)	(75)	(1,041)	(1,384)
Finance expenses	(3,815)	3,077	(1,255)	(1,993)

	(2,766)	(76,892)	(1,752)	(81,410)
Taxes	179	4,884	(85)	4,978

	(2,587)	(72,008)	(1,837)	(76,432)

Net realized (losses) gains on investments	(6,671)	763	—	(5,908)
Net unrealized (losses) on investments	(41,850)	(9,505)	—	(51,355)
Foreign exchange (losses) gains	(3,715)	14,153	(33)	10,405

Net (loss)	(54,823)	(66,597)	(1,870)	(123,290)

Net income attributable to noncontrolling interest	(594)	—	—	(594)

Net (loss) attributable to Validus	$(55,417)	$(66,597)	$(1,870)	$(123,884)

(a)	Notable losses for the six months ended June 30, 2011 include: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48 and Jupiter 1. Notable losses for the six months ended June 30, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots and the Perth hailstorm. Excludes reserve for potential development on 2010 and 2011 notable loss events.

(b)	Non-Gaap Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”
Gross Premiums Written
     Gross premiums written for the six months ended June 30, 2011 were $1,455.3 million compared to $1,387.8 million for the six months ended June 30, 2010, an increase of $67.5 million or 4.9%. The property, marine and specialty lines increased by $10.5 million, $32.0 million and $25.0 million, respectively. Details of gross premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$827,908	56.8%	$817,428	58.9%	1.3%
Marine	384,991	26.5%	353,004	25.4%	9.1%
Specialty	242,384	16.7%	217,363	15.7%	11.5%

Total	$1,455,283	100.0%	$1,387,795	100.0%	4.9%

Validus Re. Validus Re gross premiums written for the six months ended June 30, 2011 were $952.9 million compared to $924.6 million for the six months ended June 30, 2010, an increase of $28.3 million or 3.1%. Details of Validus Re gross premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$688,376	72.3%	$673,976	72.9%	2.1%
Marine	189,879	19.9%	185,396	20.0%	2.4%
Specialty	74,634	7.8%	65,251	7.1%	14.4%

Total	$952,889	100.0%	$924,623	100.0%	3.1%

     The increase in the Validus Re property lines of $14.4 million was due primarily to a $42.6 million increase in premiums written by AlphaCat Re 2011 and a $21.8 million increase in reinstatement premiums following the Tohoku earthquake, the Christchurch earthquake, Cat 46 and Cat 48. This was partially offset by a $35.0 million decrease in new and renewing premiums written on a proportional basis and an $11.0 million decrease in intercompany premiums written with Talbot. The increase in gross premiums written in the Validus Re marine lines of $4.5 million was due primarily to a $27.4 million increase in new and renewing business due to growth in proportional lines within the marine lines, offset by an $11.7 million decrease in premium adjustments and an $11.3 million decrease in intercompany business written with Talbot. The increase in gross premiums written in the Validus Re specialty lines of $9.4 million was due primarily to a $4.8 million increase in new and renewing business including a $2.0 million increase in new business generated by Validus Re Singapore and $3.2 million increase in premium adjustments.
     Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the six months ended June 30, 2011 decreased by $23.5 million as compared to the six months ended June 30, 2010. The decrease in premiums written was due to an $11.0 million decrease in the property lines, an $11.3 million decrease in the marine lines and a $1.2 million decrease in the specialty lines. These reinsurance agreements with Talbot are eliminated upon consolidation.

Talbot. Talbot gross premiums written for the six months ended June 30, 2011 were $539.9 million compared to $524.3 million for the six months ended June 30, 2010, an increase of $15.7 million or 3.0%. The $539.9 million of gross premiums written translated at second quarter 2010 rates of exchange would have been $532.8 million for the six months ended June 30, 2011, giving an effective increase of $8.5 million or 1.6%. Details of Talbot gross premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Gross	Gross	Gross	Gross
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$168,461	31.2%	$183,404	34.9%	(8.1)%
Marine	198,427	36.7%	182,227	34.8%	8.9%
Specialty	173,055	32.1%	158,620	30.3%	9.1%

Total	$539,943	100.0%	$524,251	100.0%	3.0%

     Talbot gross premiums written decreased across the property lines by $14.9 million and increased across the marine and specialty lines by, $16.2 million and $14.4 million, respectively. The decrease in the property lines is due primarily to a $10.6 million decrease in premiums written by the onshore energy team and a $4.7 million decrease in reinstatement premiums in the property treaty lines. The increase in the marine lines is due primarily to a $17.3 million increase in gross premiums written across the offshore energy, marine liability and hull lines. The increase in the specialty lines is due primarily to a $14.2 million increase in the war, political risk and violence lines.
Reinsurance Premiums Ceded
     Reinsurance premiums ceded for the six months ended June 30, 2011 were $242.2 million compared to $158.5 million for the six months ended June 30, 2010, an increase of $83.7 million, or 52.8%. Reinsurance premiums ceded on the property and marine lines increased by $85.0 million and $5.1 million, respectively. Reinsurance premiums ceded on the specialty lines decreased by $6.3 million. Details of reinsurance premiums ceded by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$180,467	74.6%	$95,501	60.3%	89.0%
Marine	31,600	13.0%	26,548	16.7%	19.0%
Specialty	30,099	12.4%	36,416	23.0%	(17.3)%

Total	$242,166	100.0%	$158,465	100.0%	52.8%

Validus Re. Validus Re reinsurance premiums ceded for the six months ended June 30, 2011 were $145.0 million compared to $54.3 million for the six months ended June 30, 2010, an increase of $90.7 million, or 167.2%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$132,069	91.1%	$43,275	79.7%	205.2%
Marine	12,453	8.6%	11,293	20.8%	10.3%
Specialty	501	0.3%	(283)	(0.5)%	277.0%

Total	$145,023	100.0%	$54,285	100.0%	167.2%

     Reinsurance premiums ceded in the Validus Re property line increased by $88.8 million due primarily to the purchase of $89.8 million in additional and replacement retrocessional coverage on the worldwide catastrophe portfolio. The additional US retrocessional coverage was purchased to ensure that the Company would be well positioned to take advantage of opportunities in a post loss environment. Reinsurance premiums ceded on the Validus Re marine and specialty lines have remained generally consistent with the six months ended June 30, 2010.
Talbot. Talbot reinsurance premiums ceded for the six months ended June 30, 2011 were $134.7 million compared to $165.3 million for the six months ended June 30, 2010, a decrease of $30.6 million or 18.5%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Reinsurance	Reinsurance	Reinsurance	Reinsurance
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Ceded	Ceded (%)	Ceded	Ceded (%)	% Change
Property	$77,327	57.4%	$92,178	55.8%	(16.1)%
Marine	22,462	16.7%	29,874	18.1%	(24.8)%
Specialty	34,903	25.9%	43,207	26.1%	(19.2)%

Total	$134,692	100.0%	$165,259	100.0%	(18.5)%

     Reinsurance premiums ceded in the Talbot property lines decreased by $14.9 million for the six months ended June 30, 2011. The decrease was due primarily to a $12.5 million decrease in premiums ceded in the onshore energy and property treaty lines as a direct result of lower written premiums and a $4.2 million decrease in reinstatement premiums, partially offset by a $1.8 million increase in premiums ceded in the property quota share lines. Reinsurance premiums ceded in the Talbot marine lines decreased by $7.4 million for the six months ended June 30, 2011 primarily due to $9.9 million decrease in marine treaty premiums ceded, partially offset by an increase of $2.3 million in reinstatement premiums. Reinsurance premiums ceded in the Talbot specialty lines decreased by $8.3 million for the six months ended June 30, 2011 due primarily to a $7.0 million decrease in premiums ceded in the aviation treaty lines due to timing changes on the inception of the program.
Net Premiums Written
     Net premiums written for the six months ended June 30, 2011 were $1,213.1 million compared to $1,229.3 million for the six months ended June 30, 2010, a decrease of $16.2 million, or 1.3%. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2011 and 2010 were 83.4% and 88.6%, respectively. Details of net premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$647,441	53.4%	$721,927	58.7%	(10.3)%
Marine	353,391	29.1%	326,456	26.6%	8.3%
Specialty	212,285	17.5%	180,947	14.7%	17.3%

Total	$1,213,117	100.0%	$1,229,330	100.0%	(1.3)%

Validus Re. Validus Re net premiums written for the six months ended June 30, 2011 were $807.9 million compared to $870.3 million for the six months ended June 30, 2010, a decrease of $62.5 million or 7.2%. Details of Validus Re net premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$556,307	68.8%	$630,701	72.5%	(11.8)%
Marine	177,426	22.0%	174,103	20.0%	1.9%
Specialty	74,133	9.2%	65,534	7.5%	13.1%

Total	$807,866	100.0%	$870,338	100.0%	(7.2)%

     The decrease in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 84.8% and 94.1% for the six months ended June 30, 2011 and 2010, respectively. This reflects the increase in reinsurance premiums ceded as a result of the purchase of additional and replacement retrocessional coverage as described above.
Talbot. Talbot net premiums written for the six months ended June 30, 2011 were $405.3 million compared to $359.0 million for the six months ended June 30, 2010, an increase of $46.3 million or 12.9%. Details of Talbot net premiums written by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Written	Written (%)	Written	Written (%)	% Change
Property	$91,134	22.5%	$91,226	25.4%	(0.1)%
Marine	175,965	43.4%	152,353	42.4%	15.5%
Specialty	138,152	34.1%	115,413	32.2%	19.7%

Total	$405,251	100.0%	$358,992	100.0%	12.9%

     The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2011 and 2010 were 75.1% and 68.5%, respectively, reflecting the lower reinsurance premiums ceded.
Change in Unearned Premiums
     Change in unearned premiums for the six months ended June 30, 2011 was ($357.9) million compared to ($333.7) million for the six months ended June 30, 2010, a change of $24.3 million or 7.3%.

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(464,256)	$(460,166)	0.9%
Change in prepaid reinsurance premium	106,312	126,474	(15.9)%

Net change in unearned premium	$(357,944)	$(333,692)	7.3%

Validus Re. Validus Re’s change in unearned premiums for the six months ended June 30, 2011 was ($322.9) million compared to ($324.4) million for the six months ended June 30, 2010, a change of $1.5 million, or 0.5%.

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(403,255)	$(407,280)	(1.0)%
Change in prepaid reinsurance premium	80,376	82,904	(3.0)%

Net change in unearned premium	$(322,879)	$(324,376)	(0.5)%

     The Validus Re net change in unearned premium for the six months ended June 30, 2011 has remained generally consistent with the six months ended June 30, 2010.
Talbot. The Talbot change in unearned premiums for the six months ended June 30, 2011 was ($35.1) million compared to ($9.3) million for the six months ended June 30, 2010, a change of $25.7 million, or 276.4%.

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
	Change in	Change in
	Unearned	Unearned
(Dollars in thousands)	Premiums	Premiums	% Change
Change in gross unearned premium	$(61,001)	$(52,886)	15.3%
Change in prepaid reinsurance premium	25,936	43,570	(40.5)%

Net change in unearned premium	$(35,065)	$(9,316)	276.4%

     The Talbot net change in unearned premium has decreased for the six months ended June 30, 2011 due primarily to a significant decrease in reinsurance premiums ceded, partially offset by an increase in gross written premiums compared to the six months ended June 30, 2010.
Net Premiums Earned
     Net premiums earned for the six months ended June 30, 2011 were $855.2 million compared to $895.6 million for the six months ended June 30, 2010, a decrease of $40.5 million or 4.5%. The decrease in net premiums earned was driven by decreased premiums earned in the Validus Re segment of $61.0 million and increased premiums earned in the Talbot segment of $20.5 million. Details of net premiums earned by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$420,337	49.2%	$473,082	52.8%	(11.1)%
Marine	243,793	28.5%	215,818	24.1%	13.0%
Specialty	191,043	22.3%	206,738	23.1%	(7.6)%

Total	$855,173	100.0%	$895,638	100.0%	(4.5)%

Validus Re. Validus Re net premiums earned for the six months ended June 30, 2011 were $485.0 million compared to $546.0 million for the six months ended June 30, 2010, a decrease of $61.0 million or 11.2%. Details of Validus Re net premiums earned by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$343,549	70.8%	$397,887	72.9%	(13.7)%
Marine	100,407	20.7%	89,183	16.3%	12.6%
Specialty	41,031	8.5%	58,892	10.8%	(30.3)%

Total	$484,987	100.0%	$545,962	100.0%	(11.2)%

     The decrease in Validus Re net premiums earned is generally consistent with the decrease in net premiums written for the six months ended June 30, 2011.
Talbot. Talbot net premiums earned for the six months ended June 30, 2011 were $370.2 million compared to $349.7 million for the six months ended June 30, 2010, an increase of $20.5 million or 5.9%. Details of Talbot net premiums earned by line of business are provided below.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Net	Net	Net	Net
	Premiums	Premiums	Premiums	Premiums
(Dollars in thousands)	Earned	Earned (%)	Earned	Earned (%)	% Change
Property	$76,788	20.8%	$75,195	21.5%	2.1%
Marine	143,386	38.7%	126,635	36.2%	13.2%
Specialty	150,012	40.5%	147,846	42.3%	1.5%

Total	$370,186	100.0%	$349,676	100.0%	5.9%

     The increase in Talbot net premiums earned is due primarily to the increased levels of net premiums written and the reduced levels of reinsurance premiums ceded during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Losses and Loss Expenses
     Losses and loss expenses for the six months ended June 30, 2011 were $683.5 million compared to $673.4 million for the six months ended June 30, 2010, an increase of $10.1 million or 1.5%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the six months ended June 30, 2011 and 2010 were 79.9% and 75.2%, respectively. Details of loss ratios by line of business are provided below.

	Six Months Ended	Six Months Ended	Percentage
	June 30, 2011	June 30, 2010	Point Change
Property	95.5%	93.8%	1.7
Marine	86.2%	66.0%	20.2
Specialty	37.7%	42.2%	(4.5)
All lines	79.9%	75.2%	4.7

	Six Months Ended June 30,
			Percentage
	2011	2010	Point Change
Property — current period — excluding notable losses	25.5%	29.9%	(4.4)
Property — current period — notable losses	74.1%	71.5%	2.6
Property — change in prior accident years	(4.1)%	(7.6)%	3.5

Property — loss ratio	95.5%	93.8%	1.7

Marine — current period — excluding notable losses	49.7%	46.0%	3.7
Marine — current period — notable losses	42.6%	32.5%	10.1
Marine — change in prior accident years	(6.1)%	(12.5)%	6.4

Marine — loss ratio	86.2%	66.0%	20.2

Specialty — current period — excluding notable losses	43.5%	44.3%	(0.8)
Specialty — current period — notable losses	4.7%	4.3%	0.4
Specialty — change in prior accident years	(10.5)%	(6.4)%	(4.1)

Specialty — loss ratio	37.7%	42.2%	(4.5)

All lines — current period — excluding notable losses	36.4%	37.1%	(0.7)
All lines — current period — notable losses	49.6%	46.6%	3.0
All lines — change in prior accident years	(6.1)%	(8.5)%	2.4

All lines — loss ratio	79.9%	75.2%	4.7

Validus Re. Validus Re losses and loss expenses for the six months ended June 30, 2011 were $404.6 million compared to $472.7 million for the six months ended June 30, 2010, a decrease of $68.1 million or 14.4%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 83.4% and 86.6% for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, Validus Re incurred $316.2 million of notable losses, which represented 65.2 percentage points of the Validus Re segment loss ratio, excluding reserve for potential development on notable loss events. For the six months ended June 30, 2010, Validus Re incurred $356.3 million of notable losses, which represented 65.3 percentage points of the Validus Re segment loss ratio. Validus Re segment loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2011 and 2010 were 23.1% and 26.7%, respectively. Details of loss ratios by line of business and period of occurrence are provided below.

	Six Months ended June 30,
			Percentage
	2011	2010	Point Change
Property — current period excluding notable losses	18.0%	25.6%	(7.6)
Property — current period — notable losses	71.0%	74.3%	(3.3)
Property — change in prior accident years	(3.6)%	(5.5)%	1.9

Property — loss ratio	85.4%	94.4%	(9.0)

Marine — current period excluding notable losses	40.9%	34.4%	6.5
Marine — current period — notable losses	67.6%	59.7%	7.9
Marine — change in prior accident years	(4.4)%	(8.6)%	4.2

Marine — loss ratio	104.1%	85.5%	18.6

Specialty — current period excluding notable losses	21.6%	22.4%	(0.7)
Specialty — current period — notable losses	11.0%	12.7%	(1.8)
Specialty — change in prior accident years	(16.3)%	0.3%	(16.6)

Specialty — loss ratio	16.3%	35.4%	(19.1)

All lines — current period excluding notable losses	23.1%	26.7%	(3.6)
All lines — current period — notable losses	65.2%	65.3%	(0.1)
All lines — change in prior accident years	(4.9)%	(5.4)%	0.5

All lines — loss ratio	83.4%	86.6%	(3.2)
For the six months ended June 30, 2011, the Validus Re property line incurred $305.9 million related to current year losses and $12.5 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the six months ended June 30, 2010, the Validus Re property lines included $397.5 million related to current year losses and $21.9 million of favorable development relating to prior accident years. This favorable development was attributable to reduced losses estimated for the Dublin and U.K. flood events and windstorm Kyrill, as well as lower than expected claim development elsewhere.

For the six months ended June 30, 2011, Validus Re’s property line incurred $243.8 million of notable losses, which represented 71.0 percentage points of the Validus Re property loss ratio, excluding the reserve for potential development on notable loss events. For the six months ended June 30, 2010, Validus Re’s property line incurred $295.6 million of notable losses, which represented 74.3 percentage points of the Validus Re property loss ratio. Validus Re property line loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2011 and 2010 were 18.0% and 25.6%, respectively.
     For the six months ended June 30, 2011, the Validus Re marine line incurred $108.9 million related to current year losses and $4.4 million of favorable development relating to prior accident years. For the six months ended June 30, 2010, the Validus Re marine lines included $83.9 million related to current year losses and $7.6 million of favorable development relating to prior accident years. For the six months ended June 30, 2011, Validus Re marine line incurred $67.9 million of notable losses, which represented 67.6 percentage points of the Validus Re marine loss ratio, excluding reserve for potential development on notable loss events. For the six months ended June 30, 2010, Validus Re’s marine line incurred $53.2 million of notable losses, which represented 59.7 percentage points of the Validus Re marine loss ratio. Validus Re marine line loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2011 and 2010 were 40.9% and 34.4%, respectively.
     For the six months ended June 30, 2011, the Validus Re specialty line incurred $13.4 million related to current year losses and $6.7 million of favorable development relating to prior accident years. For the six months ended June 30, 2010, the Validus Re specialty lines included $20.7 million related to current year losses and $0.2 million of adverse development relating to prior accident years. For the six months ended June 30, 2011, Validus Re specialty line incurred $4.5 million of notable losses, which represented 11.0 percentage points of the Validus Re specialty loss ratio, excluding the reserve for potential development on notable loss events. For the six months ended June 30, 2010, the Validus Re specialty line incurred $7.5 million of notable losses, which represented 12.7 percentage points of the Validus Re specialty loss ratio. Validus Re specialty line loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2011 and 2010 were 21.6% and 22.4%, respectively.
Talbot. Talbot losses and loss expenses for the six months ended June 30, 2011 were $278.9 million compared to $200.7 million for the six months ended June 30, 2010, an increase of $78.2 million, or 39.0%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 75.3% and 57.4% for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, Talbot incurred $307.5 million related to current year losses and $28.6 million of favorable loss development relating to prior accident years. Favorable loss reserve development benefited the Talbot segment loss ratio by 7.7 percentage points for the six months ended June 30, 2011. For the six months ended June 30, 2010, Talbot incurred $247.6 million related to current year losses and $46.9 million of favorable loss development relating to prior accident years. Favorable loss reserve development benefitted the segment loss ratio by 13.4 percentage points for the six months ended June 30, 2010. For the six months ended June 30, 2011, Talbot incurred $108.2 million of notable losses, which represented 29.2 percentage points of the Talbot segment loss ratio. For the six months ended June 30, 2010, Talbot incurred $60.8 million of notable losses, which represented 17.4 percentage points of the Talbot segment loss ratio. Talbot loss ratios, excluding prior year development and loss events identified above, for the six months ended June 30, 2011 and 2010 were 53.8% and 53.4%, respectively. Details of loss ratios by line of business and period of occurence are provided below.

	Six Months Ended June 30,
			Percentage
	2011	2010	Point Change
Property — current period excluding notable losses	58.4%	52.9%	5.5
Property — current period — notable losses	88.3%	56.5%	31.8
Property — change in prior accident years	(6.2)%	(18.7)%	12.5

Property — loss ratio	140.5%	90.7%	49.8

Marine — current period excluding notable losses	55.9%	54.2%	1.7
Marine — current period — notable losses	25.1%	13.4%	11.7
Marine — change in prior accident years	(7.3)%	(15.3)%	8.0

Marine — loss ratio	73.7%	52.3%	21.4

	Six Months Ended June 30,
			Percentage
	2011	2010	Point Change
Specialty — current period excluding notable losses	49.6%	53.1%	(3.5)
Specialty — current period — notable losses	2.9%	0.9%	2.0
Specialty — change in prior accident years	(8.9)%	(9.2)%	0.3

Specialty — loss ratio	43.6%	44.8%	(1.2)

All lines — current period excluding notable losses	53.8%	53.4%	0.4
All lines — current period — notable losses	29.2%	17.4%	11.8
All lines — change in prior accident years	(7.7)%	(13.4)%	5.7

All lines — loss ratio	75.3%	57.4%	17.9
For the six months ended June 30, 2011, the Talbot property line incurred $112.6 million related to current year losses and $4.7 million of favorable loss development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the six months ended June 30, 2010, the Talbot property line included $82.3 million related to current year losses and $14.1 million of favorable loss development relating to prior accident years. The prior year favorable development was primarily due to lower than expected claim development on the property facultative and binder accounts, together with favorable development on hurricanes Katrina and Ike. For the six months ended June 30, 2011, the Talbot property line incurred $67.8 million of notable losses, which represented 88.3 percentage points of the Talbot property line loss ratio. For the six months ended June 30, 2010, the Talbot property line incurred $42.5 million of notable losses, which represented 56.5 percentage points of the Talbot property line loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the six months ended June 30, 2011 and 2010 were 58.4% and 52.9%, respectively.
     For the six months ended June 30, 2011, the Talbot marine line incurred $116.1 million related to current year losses and $10.5 million of favorable development relating to prior accident years. This favorable development is attributable to lower than expected claims development. For the six months ended June 30, 2010, the Talbot marine line included $85.6 million related to current year losses and $19.4 million of favorable development relating to prior accident years. The prior year favorable development was due to lower than expected attritional loss development mainly on the Hull lines. For the six months ended June 30, 2011, the Talbot marine line incurred $36.0 million of notable losses, which represented 25.1 percentage points of the Talbot marine line loss ratio. For the six months ended June 30, 2010, the Talbot marine line incurred $17.0 million of notable loss events, which represented 13.4 percentage points of the Talbot marine loss ratio. Talbot marine line loss ratios, excluding prior year development and the loss events identified above, for the six months ended June 30, 2011 and 2010 were 55.9% and 54.2%, respectively.
     For the six months ended June 30, 2011, the Talbot specialty line incurred $78.8 million relating to current year losses and $13.4 million due to favorable development on prior accident years. This favorable development is attributable to lower than expected claims development. For the six months ended June 30, 2010, the Talbot specialty line included $79.8 million relating to current year losses and $13.5 million due to favorable development on prior accident years. The prior year favorable development was primarily due to lower than expected claims across most of the specialty sub-classes. For the six months ended June 30, 2011, Talbot incurred $4.4 million of notable losses, which represented 2.9 percentage points of the Talbot specialty line loss ratio. For the six months ended June 30, 2010, the Talbot specialty line incurred $1.3 million of notable losses, which represented 0.9 percentage points of the Talbot loss ratio. Talbot specialty line loss ratios, excluding prior year development and the loss events identified above, for the six months ended June 30, 2011 and 2010 were 49.6% and 53.1%, respectively.
     At June 30, 2011 and 2010, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the six months ended June 30, 2011.

	As at June 30, 2011
			Total Gross Reserve for Losses and
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Loss Expenses
Property	$757,858	$556,685	$1,314,543
Marine	404,886	372,778	777,664
Specialty	236,659	291,494	528,153

Total	$1,399,403	$1,220,957	$2,620,360

	As at June 30, 2011
			Total Net Reserve for Losses and
(Dollars in thousands)	Net Case Reserves	Net IBNR	Loss Expenses
Property	$544,165	$522,391	$1,066,556
Marine	328,987	356,046	685,033
Specialty	184,767	244,199	428,966

Total	$1,057,919	$1,122,636	$2,180,555

     The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2011.

	Six Months Ended June 30, 2011
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$998,165	$1,191,548	$(153,740)	$2,035,973
Losses recoverable	(80,219)	(356,655)	153,740	(283,134)

Net reserves at period beginning	917,946	834,893	—	1,752,839

Incurred losses- current year	428,169	307,557	—	735,726
Change in prior accident years	(23,590)	(28,631)	—	(52,221)

Incurred losses	404,579	278,926	—	683,505

Foreign exchange	21,624	6,890	—	28,514
Paid losses	(150,016)	(134,287)	—	(284,303)

Net reserves at period end	1,194,133	986,422	—	2,180,555

Losses recoverable	182,306	384,268	(126,769)	439,805

Gross reserves at period end	$1,376,439	$1,370,690	$(126,769)	$2,620,360

     The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the six months ended June 30, 2011, favorable loss reserve development on prior years totaled $52.2 million. $23.6 million of the favorable loss reserve development related to the Validus Re segment and $28.6 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 6.1 percentage points for the six months ended June 30, 2011. For the six months ended June 30, 2010, favorable loss reserve development on prior years totaled $76.3 million. $29.4 million of the favorable development related to the Validus Re segment and $46.9 million related to the Talbot segment. This favorable loss reserve development benefitted the Company’s loss ratio by 8.5 percentage points
     During the three months ended June 30, 2011, the Company recorded losses of $43,806 for the Cat 46 tornado, $31,481 for the Cat 48 tornado and $15,008 for the Jupiter 1 platform failure. During the six months ended June 30, 2011, in addition to the loss events for the three months ended June 30, 2011, the Company recorded losses of $169,037 for the Tohoku earthquake, $52,435 for the Gryphon Alpha mooring failure, $62,093 for the Christchurch earthquake, $31,002 for the Brisbane floods and $19,500 for the CNRL Horizon explosion. For the six months ended June 30, 2011, the Company incurred $424.4 million of notable losses, which represented 49.6 percentage points of the loss ratio, excluding reserve for potential development on notable loss events, as described below. Net of $31.7 million in reinstatement premiums, the effect of these events on net income was $392.7 million.

     During the three months ended June 30, 2010, the Company recorded losses of $44,101 for the Deepwater Horizon oil spill, $10,500 for the sinking of the Aban Pearl oil rig, $7,500 for the Bangkok riots and $8,390 for the Perth hailstorm. During the six months ended June 30, 2010, in addition to the loss events for the three months ended June 30, 2010, the Company recorded losses of $317,435 for the Chilean earthquake, $9,758 for the Xynthia windstorm and $19,383 for the Melbourne hailstorm. For the six months ended June 30, 2010, the Company incurred $417.1 million of notable losses which represented 46.6 percentage points of the loss ratio. The Company’s loss ratio, excluding prior year development and notable loss events for the six months ended June 30, 2011 and 2010 were 36.4% and 37.1%, respectively.
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
     As at December 31, 2010 the reserve for potential development on 2010 events was $33.4 million. During the six months ended June 30, 2011, $8.9 million was allocated to the Deepwater Horizon loss. During the first quarter of 2011, the Company incurred $50.0 million for a reserve for potential development on 2011 notable loss events as compared to a $19.2 million reserve for potential development on 2010 notable loss events for the three months ended March 31, 2010. During the second quarter of 2011, $20.1 million and $20.2 million were allocated to the Tohoku earthquake and Christchurch earthquake, respectively. Therefore the reserve for development on notable loss events as at June 30, 2011 is $34.2 million.
Policy Acquisition Costs
     Policy acquisition costs for the six months ended June 30, 2011 were $155.5 million compared to $150.3 million for the six months ended June 30, 2010, an increase of $5.2 million or 3.5%. Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2011 and 2010 were 18.2% and 16.8%, respectively. Details of policy acquisition costs by line of business are provided below.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Policy	Policy Acquisition		Policy Acquisition	Policy Acquisition
(Dollars in thousands)	Acquisition Costs	Costs (%)	Acquisition Cost Ratio	Costs	Costs (%)	Acquisition Cost Ratio	% Change
Property	$59,216	38.0%	14.1%	$67,716	45.0%	14.3%	(12.6)%
Marine	54,060	34.8%	22.2%	41,145	27.4%	19.1%	31.4%
Specialty	42,250	27.2%	22.1%	41,441	27.6%	20.0%	2.0%

Total	$155,526	100.0%	18.2%	$150,302	100.0%	16.8%	3.5%

Validus Re. Validus Re policy acquisition costs for the six months ended June 30, 2011 were $75.8 million compared to $81.5 million for the six months ended June 30, 2010, a decrease of $5.6 million or 6.9%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Policy	Policy Acquisition		Policy Acquisition	Policy Acquisition
(Dollars in thousands)	Acquisition Costs	Costs (%)	Acquisition Cost Ratio	Costs	Costs (%)	Acquisition Cost Ratio	% Change
Property	$48,421	63.9%	14.1%	$59,440	73.0%	14.9%	(18.5)%
Marine	20,657	27.2%	20.6%	14,516	17.8%	16.3%	42.3%
Specialty	6,757	8.9%	16.5%	7,526	9.2%	12.8%	(10.2)%

Total	$75,835	100.0%	15.6%	$81,482	100.0%	14.9%	(6.9)%

     Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs. Validus Re policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2011 and 2010 were 15.6% and 14.9%, respectively. The policy acquisition cost ratio in the marine lines increased by 4.3 percentage points due primarily to the largest single contract, by gross written premium, having an acquisition cost ratio of 36% and specialty lines increased by 3.7 percentage points.
Talbot. Talbot policy acquisition costs for the six months ended June 30, 2011 were $79.5 million compared to $73.6 million for the six months ended June 30, 2010, an increase of $5.9 million or 8.1%. Details of Talbot policy acquisition costs by line of business are provided below.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Policy	Policy Acquisition		Policy Acquisition	Policy Acquisition
(Dollars in thousands)	Acquisition Costs	Costs (%)	Acquisition Cost Ratio	Costs	Costs (%)	Acquisition Cost Ratio	% Change
Property	$10,583	13.3%	13.8%	$12,880	17.5%	17.1%	(17.8)%
Marine	33,427	42.0%	23.3%	26,709	36.3%	21.1%	25.2%
Specialty	35,513	44.7%	23.7%	34,003	46.2%	23.0%	4.4%

Total	$79,523	100.0%	21.5%	$73,592	100.0%	21.0%	8.1%

     The policy acquisition cost ratio in the property lines decreased due primarily to increases in ceded intercompany policy acquisition costs on the property treaty lines. The policy acquisition cost ratio on the marine lines increased due primarily to acquisition cost rate increases in the Hull, Cargo and other treaty lines. Talbot policy acquisition costs as a percent of net premiums earned were 21.5% and 21.0%, respectively, for the six months ended June 30, 2011 and 2010.
General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2011 were $109.3 million compared to $105.9 million for the six months ended June 30, 2010, an increase of $3.4 million or 3.2%. The increase was a result of increased expenses in the Talbot segment, offset by decreases in the Validus Re and Corporate segments.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	General and	General and	General and	General and
	Administrative	Administrative	Administrative	Administrative
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$26,115	23.9%	$27,295	25.7%	(4.3)%
Talbot	63,440	58.0%	50,508	47.7%	25.6%
Corporate & Eliminations	19,763	18.1%	28,145	26.6%	(29.8)%

Total	$109,318	100.0%	$105,948	100.0%	3.2%

     General and administrative expenses of $109.3 million in the six months ended June 30, 2011 represents 12.8 percentage points of the expense ratio. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Share compensation expenses are discussed in the following section.
Validus Re. Validus Re general and administrative expenses for the six months ended June 30, 2011 were $26.1 million compared to $27.3 million for the six months ended June 30, 2010, a decrease of $1.2 million or 4.3%. General and administrative expenses have remained generally consistent with the six months ended June 30, 2010.

Validus Re’s general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2011 and 2010 were 5.4% and 5.0%, respectively.
Talbot. Talbot general and administrative expenses for the six months ended June 30, 2011 were $63.4 million compared to $50.5 million for the six months ended June 30, 2010, an increase of $12.9 million or 25.6%. To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of expenses relating to the New York operations from the Corporate segment to the Talbot segment. For the six months ended June 30, 2011, these expenses amounted to $3.8 million. Other factors contributing to the increase in general and administrative expenses are a $5.0 million increase in staff costs as a result of an increase in staff from 241 at June 30, 2010 to 285 at June 30, 2011 and an increase of $3.2 million in Talbot’s syndicate costs. Talbot’s general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2011 and 2010 were 17.1% and 14.4%, respectively.
Corporate & Eliminations. Corporate general and administrative expenses for the six months ended June 30, 2011 were $19.8 million compared to $28.1 million for the six months ended June 30, 2010, a decrease of $8.4 million or 29.8%. To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of expenses relating to the New York operations from the Corporate segment to the Talbot segment. For the six months ended June 30, 2011, these expenses amounted to $3.8 million. There was also an allocation of corporate expenses of $2.2 million to the operating segments relating to group-wide costs. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share Compensation Expenses
     Share compensation expenses for the six months ended June 30, 2011 were $19.7 million compared to $13.4 million for the six months ended June 30, 2010, an increase of $6.3 million or 46.6%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Share	Share	Share	Share
	Compensation	Compensation	Compensation	Compensation
(Dollars in thousands)	Expenses	Expenses (%)	Expenses	Expenses (%)	% Change
Validus Re	$4,928	25.1%	$3,378	25.1%	45.9%
Talbot	4,745	24.1%	3,027	22.6%	56.8%
Corporate & Eliminations	10,004	50.8%	7,017	52.3%	42.6%

Total	$19,677	100.0%	$13,422	100.0%	46.6%

     Share compensation expenses of $19.7 million in the six months ended June 30, 2011 represents 2.3 percentage points of the general and administrative expense ratio.
Validus Re. Validus Re share compensation expenses for the six months ended June 30, 2011 was $4.9 million compared to $3.4 million for the six months ended June 30, 2010, an increase of $1.6 million or 45.9%. This increase was due primarily to a change in forfeiture rates during the three months ended March 31, 2011, resulting in an increase of $1.2 million in share compensation expenses in the segment primarily relating to restricted share awards. Share compensation expenses as a percent of net premiums earned for the six months ended June 30, 2011 and 2010 were 1.0% and 0.6%, respectively.
Talbot. Talbot share compensation expenses for the six months ended June 30, 2011 was $4.7 million compared to $3.0 million for the six months ended June 30, 2010, an increase of $1.7 million or 56.8%. This increase was due primarily to a change in forfeiture rates during the three months ended March 31, 2011, resulting in an increase of $0.5 million in share compensation expenses in the segment primarily relating to restricted share awards. Share compensation expenses as a percent of net premiums earned for the six months ended June 30, 2011 and 2010 were 1.3% and 0.9%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the six months ended June 30, 2011 was $10.0 million compared to $7.0 million for the six months ended June 30, 2010, an increase of $3.0 million or 42.6%, due primarily to a change in forfeiture rates during the three months ended March 31, 2011, resulting in an increase of $2.3 million in share compensation expenses in the segment primarily relating to restricted share awards.
Selected Ratios
     The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2011 and 2010.

	Six Months Ended	Six Months Ended	Percentage
	June 30, 2011	June 30, 2010	point change
Losses and loss expenses ratio	79.9%	75.2%	4.7
Policy acquisition costs ratio	18.2%	16.8%	1.4
General and administrative expenses ratio (a)	15.1%	13.3%	1.8

Expense ratio	33.3%	30.1%	3.2

Combined ratio	113.2%	105.3%	7.9

	Six Months Ended	Six Months Ended	Percentage
Validus Re	June 30, 2011	June 30, 2010	point change
Losses and loss expenses ratio	83.4%	86.6%	(3.2)
Policy acquisition costs ratio	15.6%	14.9%	0.7
General and administrative expenses ratio (a)	6.4%	5.6%	0.8

Expense ratio	22.0%	20.5%	1.5

Combined ratio	105.4%	107.1%	(1.7)

	Six Months Ended	Six Months Ended	Percentage
Talbot	June 30, 2011	June 30, 2010	point change
Losses and loss expenses ratio	75.3%	57.4%	17.9
Policy acquisition costs ratio	21.5%	21.0%	0.5
General and administrative expenses ratio (a)	18.4%	15.3%	3.1

Expense ratio	39.9%	36.3%	3.6

Combined ratio	115.2%	93.7%	21.5

(a)	Includes general and administrative expenses and share compensation expenses.
     General and administrative expense ratios for the six months ended June 30, 2011 and 2010 were 15.1% and 13.3%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
		Expenses as % of Net		Expenses as % of Net
(Dollars in thousands)	Expenses	Earned Premiums	Expenses	Earned Premiums
General and administrative expenses	$109,318	12.8%	$105,948	11.8%
Share compensation expenses	19,677	2.3%	13,422	1.5%

Total	$128,995	15.1%	$119,370	13.3%

Underwriting (Loss)
     Underwriting (loss) for the six months ended June 30, 2011 was ($112.9) million compared to ($47.5) million for the six months ended June 30, 2010, an increase of $65.4 million or 137.8%.

	Six Months		Six Months Ended
(Dollars in thousands)	Ended June 30, 2011	% of Sub-total	June 30, 2010	% of Sub-total	% Change
Validus Re	$(26,470)	31.9%	$(38,906)	227.9%	32.0%
Talbot	(56,448)	68.1%	21,837	(127.9)%	(358.5)%

Sub total	(82,918)	100.0%	(17,069)	100.0%	(385.8)%

Corporate & Eliminations	(29,935)		(30,390)		1.5%

Total	$(112,853)		$(47,459)		(137.8)%

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

	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010
Underwriting (loss)	$(112,853)	$(47,459)
Net investment income	56,469	69,108
Other income	2,201	3,585
Finance expenses	(30,362)	(28,369)
Net realized gains on investments	17,931	23,839
Net unrealized gains on investments	5,698	57,053
Foreign exchange (losses)	(2,458)	(12,863)

Net (loss) income before taxes	$(63,374)	$64,894

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
Net Investment Income
     Net investment income for the six months ended June 30, 2011 was $56.5 million compared to $69.1 million for the six months ended June 30, 2010, a decrease of $12.6 million or 18.3%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the six months ended June 30, 2011 and 2010 are provided below.

	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	% Change
Fixed maturities and short-term investments	$56,470	$72,101	(21.7)%
Fixed maturities and short-term investments	3,268	897	264.3%
Cash and cash equivalents	24	119	(79.8)%

Total investment income	59,762	73,117	(18.3)%
Investment expenses	(3,293)	(4,009)	(17.9)%

Net investment income	$56,469	$69,108	(18.3)%

     Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 1.90% and 2.36% for the six months ended June 30, 2011 and 2010, respectively and the average duration at June 30, 2011 was 1.57 years (December 31, 2010: 2.27 years).
Other Income
     Other income for the six months ended June 30, 2011 was $2.2 million compared to $3.6 million for the six months ended June 30, 2010, a decrease of $1.4 million or 38.6%.
Finance Expenses
     Finance expenses for the six months ended June 30, 2011 were $30.4 million compared to $28.4 million for the six months ended June 30, 2010, an increase of $2.0 million or 7.0%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Six Months Ended June 30, 2011
(Dollars in thousands)	2011	2010	% Change
9.069% Junior Subordinated Deferrable Debentures	$6,816	$7,177	(5.0)%
8.480% Junior Subordinated Deferrable Debentures	6,057	6,057	0.0%
2010 Senior Notes due 2040	11,194	9,575	16.9%
Credit facilities	3,313	2,420	36.9%
AlphaCat Re 2011 fees (a)	2,919	—	NM
Talbot FAL Facility	63	333	(81.1)%
Talbot other interest	—	59	NM
Talbot third party FAL facility	—	2,748	NM

Finance expenses	$30,362	$28,369	7.0%

(a)	Includes finance expenses attributable to noncontrolling interest.

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
Tax Benefit (Expense)
     Tax benefit for the six months ended June 30, 2011 was $1.5 million compared to an expense of ($3.5) million for the six months ended June 30, 2010, a change of $5.0 million or 142.6%. For the six months ended June 30, 2011, the Talbot tax benefit arose primarily due to a reduction in the U.K. taxable profits and adjustments to deferred tax balances following a reduction in the effective U.K tax rate from 28% to 26.5%.
Net Realized Gains on Investments
     Net realized gains on investments for the six months ended June 30, 2011 were $17.9 million compared to $23.8 million for the six months ended June 30, 2010, a decrease of $5.9 million or 24.8%.
Net Unrealized Gains on Investments
     Net unrealized gains on investments for the six months ended June 30, 2011 were $5.7 million compared to $57.1 million for the six months ended June 30, 2010, a decrease of $51.4 million or 90.0%. The net unrealized gains in the six months ended June 30, 2011 were partially as a result of downward shift in rates as the two-year Treasury rate fell from 0.59% to 0.46% (13 bps) and the five-year rate decreased from 2.01% to 1.76% (25 bps) in the period.
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
Foreign Exchange (Losses)
     Foreign exchange losses for the six months ended June 30, 2011 were ($2.5) million compared to ($12.9) million for the six months ended June 30, 2010, a favorable movement of $10.4 million or 80.9%. The favorable movement in foreign exchange resulted primarily from the effect of the appreciation of the Euro and British pound sterling against the U.S. dollar on assets held in these foreign currencies.

The Euro to U.S. dollar exchange rates were 1.33 and 1.44 at December 31, 2010 and June 30, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.55 and 1.60 at December 31, 2010 and June 30, 2011, respectively. During the six months ended June 30, 2011, the Euro appreciated by 8.3% and the British pound sterling appreciated by 3.2%. For the six months ended June 30, 2011, Validus Re recognized foreign exchange losses of ($9.7) million and Talbot recognized foreign exchange gains of $7.3 million.
     For the six months ended June 30, 2011, the Validus Re segment foreign exchange losses were ($9.7) million compared to losses of ($6.0) million for the six months ended June 30, 2010, an unfavorable movement of $3.7 million or 62.1%. The unfavorable movement in Validus Re foreign exchange losses was due primarily to a ($5.3) million loss incurred as a result of the Company having liabilities in both New Zealand dollars and Japanese Yen during a period when both of these currencies strengthened against the U.S. dollar.
     For the six months ended June 30, 2011, the Talbot segment foreign exchange gains were $7.3 million compared to losses of ($6.8) million for the six months ended June 30, 2010, a favorable movement of $14.2 million or 206.9%. This increase was due primarily to gains of $4.2 million on revaluation of funds held in Euros due to the strengthening of the Euro, compared to losses on revaluation of ($3.7) million in the six months ended June 30, 2010. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.
     At June 30, 2011, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $103.7 million and $21.6 million, respectively. These balances consisted of British pounds sterling and Canadian dollars of $73.0 million and $9.1 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Net Income Attributable to Noncontrolling Interest
     On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three months ended June 30, 2011 is recorded in the consolidated statement of operations and comprehensive income as net income attributable to noncontrolling interest.
Other Non-GAAP Financial Measures
     In presenting the Company’s results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income.” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the six months ended June 30, 2011 and 2010 in the section above entitled “Results of Operations.”

Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US dollar denominated balances are unrelated to our underlying business.
     The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at June 30, 2011 and December 31, 2010.

		As at June 30, 2011
	(unaudited)
				Book Value Per
	Equity Amount	Shares	Exercise Price	Share
Book value per common share
Total shareholders’ equity available to Validus	$3,408,317	98,763,928		$34.51

Diluted book value per common share
Total shareholders’ equity available to Validus	3,408,317	98,763,928
Assumed exercise of outstanding warrants	137,992	7,862,262	$17.55
Assumed exercise of outstanding stock options	45,604	2,266,801	$20.12
Unvested restricted shares	—	3,670,942

Diluted book value per common share	$3,591,913	112,563,933		$31.91

	As at December 31, 2010
				Book Value
	Equity Amount	Shares	Exercise Price	Per Share
Book value per common share
Total shareholders’ equity available to Validus	$3,504,831	98,001,226		$35.76

Diluted book value per common share
Total shareholders’ equity available to Validus	3,504,831	98,001,226
Assumed exercise of outstanding warrants	139,272	7,934,860	$17.55
Assumed exercise of outstanding stock options	54,997	2,723,684	$20.19
Unvested restricted shares	—	3,496,096

Diluted book value per common share	$3,699,100	112,155,866		$32.98

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
     Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash provided by (used in) financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2011 and 2010 is provided in the following table.

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010	% Change
Net cash provided by operating activities	$309,614	$263,582	17.5%
Net cash (used in) provided by investing activities	(211,059)	101,434	(308.1)%
Net cash provided by (used in) financing activities	79,584	(243,398)	132.7%
Effect of foreign currency rate changes on cash and cash equivalents	17,042	(16,714)	202.0%

Net increase in cash	$195,181	$104,904	86.1%

     During the six months ended June 30, 2011, net cash provided by operating activities of $309.6 million was driven primarily by a significant portion of the 2011 incurred losses which have yet to be paid. Net cash used in investing activities of $211.1 million was driven primarily by a net purchase of investments of $212.0 million. Net cash provided by financing activities of $79.6 million was driven primarily by $134.3 million of third party investment in AlphaCat Re 2011, partially offset by the payment of $54.0 million of quarterly dividends.
     During the six months ended June 30, 2010, net cash provided by operating activities of $263.6 million was driven primarily by a $452.5 million change in unearned premiums relating to increased premiums written following the IPC acquisition. In addition, there was an increase of $367.8 million in reserve for losses and loss expenses primarily due to the increase in notable loss events in the six months ended June 30, 2010 and a $61.4 million contribution from net income in the six months ended June 30, 2010. These amounts were partially offset by an increase of $383.7 million in premiums receivable and a combined $166.2 million decrease in deferred acquisition costs and prepaid reinsurance premiums. Net cash provided by investing activities of $101.4 million was driven primarily by the net sales of short term investments. Net cash used in financing activities of $243.4 million was driven primarily by the purchase of $444.0 million of common shares under the share repurchase program and the payment of $56.0 million in quarterly dividend, partially offset by the issuance of $246.8 million of 8.875% Senior Notes due 2040.
     As at June 30, 2011, the Company’s portfolio was composed of fixed income investments including; short-term investments, agency securities and sovereign securities amounting to $5,347.5 million or 86.8% of total cash and investments. Details of the Company’s debt and financing arrangements at June 30, 2011 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	277,679
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31, 2010	63,284

Total		$905,763

Capital Resources
     Shareholders’ equity at June 30, 2011 was $3,408.3 million.
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
     On August 3, 2011 the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2011 to holders of record on September 15, 2011.
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
     The Company repurchased 35.0 million shares at a cost of $947.2 million under the share repurchase programs for the period November 4, 2009 through August 4, 2011.
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
     On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three months ended June 30, 2011 is recorded in the consolidated statement of operations and comprehensive income as net income attributable to noncontrolling interest.
     The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	June 30, 2011
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$3,004,720
IPCRe, Ltd.	314,310

Total Validus Reinsurance, Ltd. (consolidated)	3,319,030
Noncontrolling interest in AlphaCat Re 2011, Ltd.	134,895
Talbot Holdings, Ltd.	627,554
Other subsidiaries	3,933
Other, net	(5,472)

Total consolidated capitalization	4,079,940
Senior notes payable	(246,928)
Debentures payable	(289,800)

Total shareholders’ equity	$3,543,212

Ratings
     The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of August 5, 2011:

	A.M. Best	S&P	Moody’s	Fitch
Validus Holdings, Ltd.
Issuer credit rating	bbb-	BBB	Baa2	BBB+
Senior debt	bbb-	BBB	Baa2	BBB
Subordinated debt	bb+	BBB-	Baa3	BB+
Preferred stock	bb	BB+	Ba1	—
Outlook on ratings	Positive	Stable	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A-	A-	A3	A-
Issuer credit rating	a-	—	—	—
Outlook on ratings	Positive	Stable	Stable	Stable

IPCRe Ltd.
Financial strength rating	A-	—	—	—
Issuer credit rating	a-	—	—	—
Outlook on rating	Stable	—	—	—

Validus Re Europe Ltd.
Financial strength rating	A-	—	—	—
Issuer credit rating	a-	—	—	—
Outlook on rating	Stable	—	—	—

Talbot
Financial strength rating applicable to all Lloyds syndicates	A	A+	—	A+

Recent accounting pronouncements
     Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.
Debt and Financing Arrangements
     The following table details the Company’s borrowings and credit facilities as at June 30, 2011.

(Dollars in thousands)	Commitments (a)	Outstanding
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	277,679
Talbot FAL facility (b)	25,000	25,000
IPC Bi-Lateral Facility	80,000	63,284

Total	$1,605,000	$905,763

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)	Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and a letter of credit facility of up to $25 million.
     Please refer to Note 10 the Consolidated Financial Statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.
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
     Substantially all of the fixed maturity investments held at June 30, 2011 were publicly traded. At June 30, 2011, the average duration of the Company’s fixed maturity portfolio was 1.57 years (December 31, 2010: 2.27 years) and the average rating of the portfolio was AA- (December 31, 2010: AA+). At June 30, 2011, the total fixed maturity portfolio was $4,603.5 million (December 31, 2010: $4,823.9 million), of which $2,237.0 million (December 31, 2010: $2,946.5 million) were rated AAA.
     With the exception of the bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $34.2 million of non-agency mortgage backed securities rated less than investment grade.

The other components of less than investment grade securities held by the Company at June 30, 2011 were $29.9 million of catastrophe bonds, $375.3 million of bank loans and $2.3 million of corporate bonds.
     Cash and cash equivalents and investments in Talbot of $1,545.5 million at June 30, 2011 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489.2 million). Total cash and cash equivalents and investments in Talbot were $1,649.2 million at June 30, 2011 (December 31, 2010: $1,592.1 million).
     As of June 30, 2011, the Company had approximately $1.2 million of asset-backed securities with sub-prime collateral (December 31, 2010: $1.6 million) and $8.5 million of Alt-A RMBS (December 31, 2010: $9.9 million).
Cash Flows
     During the six months ended June 30, 2011 and 2010, the Company generated net cash from operating activities of $309.6 million and $263.6 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.
     As of June 30, 2011 and December 31, 2010, the Company had cash and cash equivalents of $815.9 million and $620.7 million, respectively.
     The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at June 30, 2011, presented above.
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
     We believe that these factors include, but are not limited to, the following:
•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect by our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

•	the Company’s ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

•	general economic and market conditions (including inflation, volatility in the credit and capital markets, interest rates and foreign currency exchange rates) and conditions specific to the insurance and reinsurance markets in which we operate;

•	the integration of businesses we may acquire or new business ventures, including overseas offices, we may start;

•	accuracy of those estimates and judgments used in the preparation of our financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like our company, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and the possible downgrade of U.S. securities by credit rating agencies and the resulting effect on the value of securities in the Company’s investment portfolio, as well as other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to us;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

•	statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•	the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.
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
     As at June 30, 2011, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $82.2 million. As at June 30, 2011, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.1% or approximately $57.2 million.
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
     As at June 30, 2011, the Company held $806.7 million (December 31, 2010: $644.4 million), or 17.5% (December 31, 2010: 13.4%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk: Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of June 30, 2011, $727.1 million, or 8.8% of our total assets and $910.1 million, or 19.3% of our total liabilities were held in foreign currencies. As of June 30, 2011, $108.8 million, or 2.3% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of June 30, 2010, $526.3 million, or 6.9% of our total assets and $494.3 million, or 12.3% of our total liabilities were held in foreign currencies. As of June 30, 2010, $95.9 million, or 2.4% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date.
     Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At June 30, 2011, 1.0% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.1% of total investments, other than with respect to government securities.

     The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2011, 99.1% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2010: 97.4%, rated A-).
     Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 8.5% (December 31, 2010: 8.8%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2011, the Company had $1,685.6 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at June 30, 2011 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	277,679
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31, 2010	63,284

Total		$905,763

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 12, 2011, Transatlantic Holdings, Inc. (“Transatlantic”), Allied World Assurance Company Holdings, AG (“Allied World”) and Go Sub, LLC entered into an Agreement and Plan of Merger (the “Transatlantic-Allied World Merger Agreement”). Pursuant to the Transatlantic-Allied World Merger Agreement, Transatlantic’s stockholders (including the stockholders that do not vote in favor of the Transatlantic-Allied World Merger Agreement) will, after the effective time, have the right to receive 0.88 validly issued, fully paid and non-assessable registered ordinary shares, par value CHF 15.00 per share (as may be adjusted in connection with the payment of dividends by virtue of a par value reduction, as approved by Allied World’s shareholders at its 2011 Annual General Meeting) of Allied World, together with any cash paid in lieu of fractional shares, in exchange for each Transatlantic Common Share they hold.
     On July 12, 2011, the Company announced that it had delivered to the Board of Directors of Transatlantic a proposal to merge the businesses of the Company and Transatlantic. Pursuant to the proposal, Transatlantic stockholders would receive 1.5564 Validus voting common shares in the merger and $8.00 in cash per share pursuant to a one-time special dividend from Transatlantic immediately prior to closing of the merger for each share of Transatlantic common stock they own.
     On July 20, 2011, the Company filed a preliminary proxy statement with the SEC in connection with the special meeting of stockholders of Transatlantic, urging the Transatlantic shareholders to vote against the Transatlantic-Allied World Merger Agreement.
     On July 25, 2011, the Company commenced an exchange offer for all of the outstanding shares of common stock of Transatlantic. Under the terms of the exchange offer, Transatlantic stockholders would receive 1.5564 Validus voting common shares and $8.00 in cash for each share of Transatlantic common stock they own. The terms and conditions of the exchange offer are set forth in the offering documents that the Company has filed with the SEC.
     On July 28, 2011, Transatlantic filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company violated the U.S. securities laws by making false and misleading statements to Transatlantic’s stockholders in the Company’s proxy and exchange offer materials. The lawsuit seeks to compel the Company to correct alleged misstatements and omissions made in its proxy and exchange offer materials. The Company intends to vigorously defend this action. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity.
     The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will be subject to litigation and arbitration in the ordinary course of business.
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
     The Company has repurchased approximately 35.0 million common shares for an aggregate purchase price of $947.2 million from the inception of the share repurchase program to August 4, 2011.
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

		Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
	As at March 31,				Quarter ended June
Effect of share repurchases:	2011 (cumulative)	April	May	June	30, 2011
Aggregate purchase price (a)	$947,170	$—	$—	$—	$—
Shares repurchased	35,031,985	—	—	—	—
Average price (a)	$27.04	$—	$—	$—	$—
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (b)					$1.16
Diluted EPS — Quarter (c)					$0.26

		Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
	As at June 30, 2011				Cumulative to Date
Effect of share repurchases:	(cumulative)	July	August	As at August 4, 2011	Effect
Aggregate purchase price (a)	$947,170	$—	$—	$—	$947,170
Shares repurchased	35,031,985	—	—	—	35,031,985
Average price (a)	$27.04	$—	$—	$—	$27.04

(a)	Share transactions are on a trade date basis through August 4, 2011 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	As the average price per share repurchased during the periods 2009, 2010 and 2011 was lower than the book value per common share, the repurchase of shares increased the Company’s period ending book value per share.

(c)	The estimated impact on diluted earnings per share was calculated by comparing reported results versus i) net income per share plus an estimate of lost net investment income on the cumulative share repurchases divided by ii) weighted average diluted shares outstanding excluding the weighted average impact of cumulative share repurchases. The impact of cumulative share repurchases was accretive to diluted earnings per share.
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

VALIDUS HOLDINGS, LTD. (Registrant)
Date: August 5, 2011	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: August 5, 2011	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
President and Chief Financial Officer