Form 10-Q
period 2011-09-30
VALIDUS HOLDINGS LTD
filed 2011-11-04
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 2, 2011 there were 99,053,996 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Validus Holdings, Ltd.

Consolidated Balance Sheets

As at September 30, 2011 (unaudited) and December 31, 2010

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $4,744,882; 2010 - $4,772,037)	$4,777,686	$4,823,867
Short-term investments, at fair value (amortized cost: 2011 - $547,527; 2010 - $273,444)	547,452	273,514
Other investments, at fair value (amortized cost: 2011 - $14,415; 2010 - $18,392)	15,905	21,478
Cash and cash equivalents	855,982	620,740
Total investments and cash	6,197,025	5,739,599
Premiums receivable	808,472	568,761
Deferred acquisition costs	154,694	123,897
Prepaid reinsurance premiums	141,631	71,417
Securities lending collateral	24,250	22,328
Loss reserves recoverable	386,200	283,134
Paid losses recoverable	80,917	27,996
Income taxes recoverable	3,057	1,142
Intangible assets	115,773	118,893
Goodwill	20,393	20,393
Accrued investment income	27,062	33,726
Other assets	41,266	49,592
Total assets	$8,000,740	$7,060,878

Liabilities
Reserve for losses and loss expenses	$2,565,912	$2,035,973
Unearned premiums	1,058,593	728,516
Reinsurance balances payable	103,997	63,667
Securities lending payable	25,000	23,093
Deferred income taxes	24,195	24,908
Net payable for investments purchased	12,549	43,896
Accounts payable and accrued expenses	83,647	99,320
Senior notes payable	246,955	246,874
Debentures payable	289,800	289,800
Total liabilities	$4,410,648	$3,556,047

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2011 - 134,071,607; 2010 - 132,838,111; Outstanding: 2011 - 99,039,622; 2010 - 98,001,226)	$23,463	$23,247
Treasury shares (2011 - 35,031,985; 2010 - 34,836,885)	(6,131)	(6,096)
Additional paid-in-capital	1,886,897	1,860,960
Accumulated other comprehensive (loss)	(4,932)	(5,455)
Retained earnings	1,544,572	1,632,175
Total shareholders’ equity available to Validus	3,443,869	3,504,831
Noncontrolling interest	146,223	—
Total shareholders’ equity	$3,590,092	$3,504,831

Total liabilities and shareholders’ equity	$8,000,740	$7,060,878

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$391,129	$344,040	$1,846,412	$1,731,835
Reinsurance premiums ceded	(30,586)	(35,641)	(272,752)	(194,106)
Net premiums written	360,543	308,399	1,573,660	1,537,729
Change in unearned premiums	98,081	124,275	(259,863)	(209,417)
Net premiums earned	458,624	432,674	1,313,797	1,328,312
Net investment income	27,747	34,033	84,216	103,141
Net realized gains on investments	5,246	23,058	23,177	46,897
Net unrealized (losses) gains on investments	(27,848)	31,588	(22,150)	88,641
Other income	—	1,082	2,201	4,667
Foreign exchange (losses) gains	(19,932)	10,790	(22,390)	(2,073)
Total revenues	443,837	533,225	1,378,851	1,569,585

Expenses
Losses and loss expenses	226,067	158,936	909,572	832,361
Policy acquisition costs	77,405	67,074	232,931	217,376
General and administrative expenses	35,926	48,831	145,244	154,779
Share compensation expenses	7,382	7,618	27,059	21,040
Finance expenses	10,935	13,715	41,297	42,084
Transaction expenses	13,583	—	13,583	—
Total expenses	371,298	296,174	1,369,686	1,267,640

Net income before taxes	72,539	237,051	9,165	301,945
Tax (expense) benefit	(2,538)	1,422	(1,050)	(2,068)
Net income	$70,001	$238,473	$8,115	$299,877

Net income attributable to noncontrolling interest	(13,516)	—	(14,110)	—

Net income (loss) available (attributable) to Validus	$56,485	$238,473	$(5,995)	$299,877

Comprehensive income
Foreign currency translation adjustments	(413)	1,781	523	(94)
Comprehensive income (loss) available (attributable) to Validus	$56,072	$240,254	$(5,472)	$299,783

Earnings per share
Weighted average number of common shares and
common share equivalents outstanding
Basic	98,961,795	110,601,888	98,430,686	119,414,906
Diluted	100,823,335	114,842,742	98,430,686	123,735,683

Basic earnings (loss) per share available (attributable) to common shareholders	$0.55	$2.14	$(0.12)	$2.47
Diluted earnings (loss) per share available (attributable) to common shareholders	$0.54	$2.08	$(0.12)	$2.42

Cash dividends declared per share	$0.25	$0.22	$0.75	$0.66

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$23,247	$23,033
Common shares issued, net	216	121
Balance - End of period	$23,463	$23,154

Treasury shares
Balance - Beginning of period	$(6,096)	$(553)
Repurchase of common shares	(35)	(3,484)
Balance - End of period	$(6,131)	$(4,037)

Additional paid-in capital
Balance - Beginning of period	$1,860,960	$2,675,680
Common shares issued (redeemed), net	4,838	(605)
Repurchase of common shares	(5,960)	(502,975)
Share compensation expenses	27,059	21,040
Balance - End of period	$1,886,897	$2,193,140

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(5,455)	$(4,851)
Foreign currency translation adjustments	523	(94)
Balance - End of period	$(4,932)	$(4,945)

Retained earnings
Balance - Beginning of period	$1,632,175	$1,337,811
Dividends	(81,608)	(83,715)
Net income	8,115	299,877
Net income attributable to noncontrolling interest	(14,110)	—
Balance - End of period	$1,544,572	$1,553,973

Total shareholders’ equity available to Validus	$3,443,869	$3,761,285

Noncontrolling interest	146,223	—

Total shareholders’ equity	$3,590,092	$3,761,285

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$8,115	$299,877
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	27,059	21,040
Amortization of discount on senior notes	81	54
Net realized (gains) on investments	(23,177)	(46,897)
Net unrealized losses (gains) on investments	22,150	(88,641)
Amortization of intangible assets	3,120	3,120
Foreign exchange losses (gains) on cash and cash equivalents included in net income	9,602	(3,432)
Amortization of premium on fixed maturities	23,470	22,936
Change in:
Premiums receivable	(239,934)	(194,939)
Deferred acquisition costs	(30,797)	(39,372)
Prepaid reinsurance premiums	(70,214)	(15,487)
Loss reserves recoverable	(103,048)	(87,199)
Paid losses recoverable	(52,853)	(4,779)
Income taxes recoverable	(2,164)	1,019
Accrued investment income	6,620	(3,396)
Other assets	7,740	(9,287)
Reserve for losses and loss expenses	530,925	400,405
Unearned premiums	330,077	231,132
Reinsurance balances payable	40,206	(4,526)
Deferred income taxes	(518)	(608)
Accounts payable and accrued expenses	(16,557)	(32,356)
Net cash provided by operating activities	469,903	448,664

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	3,424,462	3,972,225
Proceeds on maturities of investments	266,594	272,169
Purchases of fixed maturities	(3,697,544)	(4,495,131)
(Purchases) sales of short-term investments, net	(273,939)	253,340
Sales of other investments	4,364	18,070
(Increase) decrease in securities lending collateral	(1,907)	56,201
Net cash (used in) provided by investing activities	(277,970)	76,874

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	—	246,793
Issuance (redemption) of common shares, net	5,054	(484)
Purchases of common shares under share repurchase program	(5,995)	(506,459)
Dividends paid	(81,108)	(81,859)
Increase (decrease) in securities lending payable	1,907	(56,201)
Third party investment in noncontrolling interest	132,113	—
Net cash provided by (used in) financing activities	51,971	(398,210)

Effect of foreign currency rate changes on cash and cash equivalents	(8,662)	3,857

Net increase in cash	235,242	131,185

Cash and cash equivalents - beginning of period	$620,740	$387,585

Cash and cash equivalents - end of period	$855,982	$518,770

Taxes (recovered) paid during the period	$(3,676)	$2,358

Interest paid during the period	$39,336	$30,188

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

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. (“AlphaCat Re 2011”) a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Reinsurance, Ltd. (“Validus Re”) has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company.  The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three and nine months ended September 30, 2011 is recorded in the consolidated statements of operations and comprehensive income as net income attributable to noncontrolling interest.   Refer to Note 4 “Noncontrolling interest” for further information.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”).  The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350 “Intangibles — Goodwill and Other”.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of this guidance; however it is not expected to have a material impact on the Company’s consolidated financial statements.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds, U.S. agency and non-agency mortgage and asset-backed securities and bank loans. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. A hedge fund is the only financial instrument in

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

this category as at September 30, 2011.

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

Consistent with U.S. GAAP, market approach fair value measurements for securities trading in inactive markets are not determinative. In weighing the fair value measurements resulting from market approach and income approach valuation techniques, the Company had previously placed less reliance on the market approach fair value measurements. The income approach valuation technique determines the fair value of each security on the basis of contractual cash flows, discounted using a risk-adjusted discount rate. As the income approach valuation technique incorporates both observable and significant unobservable inputs, the securities were included as Level 3 assets with respect to the fair value hierarchy. The foundation for the income approach was the amount and timing of future cash flows.

During the three month period ended September 30, 2010, the Company, with assistance from external investment advisors, determined that market activity had increased for the identified RMBS securities. Therefore, a market approach valuation technique was adopted for the identified RMBS securities. Because the market approach incorporated observable inputs, the identified RMBS securities are classified as Level 2 with respect to the fair value hierarchy at September 30, 2010. During the three months ended December 31, 2010, the Company liquidated substantially all of the identified RMBS securities which had previously been classified as Level 3 securities.

Other investments consist of an investment in a fund of hedge funds and a deferred compensation trust held in mutual funds. The fund of hedge funds is a side pocket valued at $8,767 at September 30, 2011. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund’s administrator provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the funds administrator’s August 31, 2011 NAV was used as a partial basis for fair value measurement in the Company’s September 30, 2011 balance sheet. The fund manager provides an estimate of the performance of the fund for the following month based on the estimated performance provided from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund administrator’s NAV. Immaterial variances are recorded in the following reporting period.

At September 30, 2011, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,011,622	$—	$1,011,622
Non-U.S. Government and Government Agency	—	462,961	—	462,961
States, municipalities, political subdivision	—	26,910	—	26,910
Agency residential mortgage-backed securities	—	484,501	—	484,501
Non-Agency residential mortgage-backed securities	—	34,904	—	34,904
U.S. corporate	—	1,353,497	—	1,353,497
Non-U.S. corporate	—	574,320	—	574,320
Bank loans	—	456,855	—	456,855
Catastrophe bonds	—	25,959	—	25,959
Asset-backed securities	—	334,480	—	334,480
Commercial mortgage-backed securities	—	11,677	—	11,677
Total fixed maturities	—	4,777,686	—	4,777,686
Short-term investments	494,829	52,623	—	547,452
Hedge fund	—	—	8,767	8,767
Mutual funds	—	7,138	—	7,138
Total	$494,829	$4,837,447	$8,767	$5,341,043

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

At September 30, 2011, Level 3 investments totaled $8,767, representing 0.2% of total investments measured at fair value on a recurring basis. At December 31, 2010, Level 3 investments totaled $12,892 representing 0.3% of total investments measured at fair value on a recurring basis.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ending September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$9,776	$9,776
Purchases	—	—	—
Sales	—	(556)	(556)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	73	73
Unrealized (losses)	—	(526)	(526)
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$8,767	$8,767

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended September 30, 2010
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$75,578	$19,130	$94,708
Purchases	—	—	—
Sales	—	(6,757)	(6,757)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	318	318
Unrealized (losses)	(4,673)	(359)	(5,032)
Amortization	(3,717)	—	(3,717)
Transfers	(67,188)	—	(67,188)
Level 3 investments - End of period	$—	$12,332	$12,332

	Nine Months Ended September 30, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$12,892	$12,892
Purchases	—	—	—
Sales	—	(4,365)	(4,365)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	508	508
Unrealized (losses)	—	(268)	(268)
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$8,767	$8,767

	Nine Months Ended September 30, 2010
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$85,336	$25,670	$111,006
Purchases	—	—	—
Sales	—	(13,851)	(13,851)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	662	662
Unrealized (losses)	(6,307)	(149)	(6,456)
Amortization	(11,841)	—	(11,841)
Transfers	(67,188)	—	(67,188)
Level 3 investments - End of period	$—	$12,332	$12,332

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

(b) Net investment income

Net investment income was derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Fixed maturities and short-term investments	$27,773	$34,531	$84,243	$106,632
Cash and cash equivalents	1,864	960	5,132	1,857
Securities lending income	7	49	31	168
Total gross investment income	29,644	35,540	89,406	108,657
Investment expenses	(1,897)	(1,507)	(5,190)	(5,516)
Net investment income	$27,747	$34,033	$84,216	$103,141

(c) Fixed maturity and short-term investments

The following represents an analysis of net realized gains and the change in net unrealized (losses) gains on investments:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$8,794	$23,459	$37,591	$51,344
Gross realized (losses)	(3,548)	(401)	(14,414)	(4,447)
Net realized gains on investments	5,246	23,058	23,177	46,897
Net unrealized (losses) gains on securities lending	(26)	7	15	(1,013)
Change in net unrealized (losses) gains on investments	(27,822)	31,581	(22,165)	89,654
Total net realized gains and change in net unrealized (losses) gains on investments	$(22,602)	$54,646	$1,027	$135,538

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at September 30, 2011 were as follows:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$999,909	$12,081	$(368)	$1,011,622
Non-U.S. Government and Government Agency	457,520	10,501	(5,060)	462,961
States, municipalities, political subdivision	26,326	600	(16)	26,910
Agency residential mortgage-backed securities	468,327	17,094	(920)	484,501
Non-Agency residential mortgage-backed securities	40,837	147	(6,080)	34,904
U.S. corporate	1,337,530	26,103	(10,136)	1,353,497
Non-U.S. corporate	568,507	8,270	(2,457)	574,320
Bank loans	475,115	932	(19,192)	456,855
Catastrophe bonds	25,250	709	—	25,959
Asset-backed securities	333,918	1,244	(682)	334,480
Commercial mortgage-backed securities	11,643	34	—	11,677
Total fixed maturities	4,744,882	77,715	(44,911)	4,777,686
Total short-term investments	547,527	—	(75)	547,452
Total other investments	14,415	1,490	—	15,905
Total	$5,306,824	$79,205	$(44,986)	$5,341,043

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,665,050	$20,134	$(8,018)	$1,677,166
Non-U.S. Government and Government Agency	550,759	11,635	(8,195)	554,199
States, municipalities, political subdivision	26,365	90	(170)	26,285
Agency residential mortgage-backed securities	430,873	15,491	(505)	445,859
Non-Agency residential mortgage-backed securities	62,020	64	(5,614)	56,470
U.S. corporate	1,288,078	28,526	(8,198)	1,308,406
Non-U.S. corporate	497,689	7,939	(3,561)	502,067
Bank loans	52,612	58	(104)	52,566
Catastrophe bonds	56,991	2,042	(296)	58,737
Asset-backed securities	123,354	605	(390)	123,569
Commercial mortgage-backed securities	18,246	299	(2)	18,543
Total fixed maturities	4,772,037	86,883	(35,053)	4,823,867
Total short-term investments	273,444	70	—	273,514
Total other investments	18,392	3,086	—	21,478
Total	$5,063,873	$90,039	$(35,053)	$5,118,859

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2011 and December 31, 2010. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	September 30, 2011		December 31, 2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$1,003,248	21.0%	$2,946,514	61.2%
AA	1,875,316	39.3%	428,972	8.9%
A	1,074,441	22.5%	1,077,389	22.3%
BBB	334,289	7.0%	219,523	4.6%
Investment grade	4,287,294	89.8%	4,672,398	97.0%
BB	253,686	5.3%	74,475	1.5%
B	220,065	4.6%	45,660	0.9%
CCC	9,848	0.2%	29,219	0.6%
CC	4,712	0.1%	—	0.0%
D/NR	2,081	0.0%	2,115	0.0%
Non-Investment grade	490,392	10.2%	151,469	3.0%

Total Fixed Maturities	$4,777,686	100.0%	$4,823,867	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at September 30, 2011 and December 31, 2010 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$416,322	$417,321	$424,327	$426,167
Due after one year through five years	3,095,845	3,128,465	3,498,334	3,540,408
Due after five years through ten years	369,777	358,078	207,918	206,317
Due after ten years	8,213	8,260	6,965	6,534
	3,890,157	3,912,124	4,137,544	4,179,426
Asset-backed and mortgage-backed securities	854,725	865,562	634,493	644,441
Total	$4,744,882	$4,777,686	$4,772,037	$4,823,867

The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks (the “Five Year Facility”). At September 30, 2011, approximately $275,407 (December 31, 2010: $268,944) of letters of credit were issued and outstanding under this facility for which $358,566 of investments were pledged as collateral (December 31, 2010: $325,532). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”).  On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At September 30, 2011, $25,000 (December 31, 2010: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $44,892 of investments were pledged as collateral (December 31, 2010: $45,504).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

In addition, $2,264,995 of investments were held in trust at September 30, 2011 (December 31, 2010: $1,729,631). Of those, $1,652,659 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489,243).

The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (the “IPC Acquisition”).  A Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed.  At September 30, 2011, the IPC Bi-Lateral Facility had $57,464 (December 31, 2010: $68,063) letters of credit issued and outstanding for which $107,171 (December 31, 2010: $105,310) of investments were held in an associated collateral account.

On August 2, 2011, the Company announced that it had entered into an Amendment to the Five Year Facility in order to modify certain provisions thereof, including definitions, affirmative covenants, negative covenants (including those relating to consolidations, mergers and sales of assets, indebtedness, liens, limitations on certain restrictions on subsidiaries and investments) and events of default, in each case, in order to reflect and permit the proposed exchange offer, the proposed second-step merger and the other proposed transactions contemplated by the Registration Statement on Form S-4 of the Company originally filed with the Securities Exchange Commission on July 25, 2011 (the “Exchange Offer Transactions”) in connection with its proposed acquisition of Transatlantic Holdings, Inc. (“Transatlantic”).

(d)         Securities lending

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at September 30, 2011, the Company had $24,428 (December 31, 2010: $22,566) in securities on loan. During the three months ended September 30, 2011, the Company recorded a $26 unrealized loss on this collateral on its Statements of Operations (September 30, 2010: unrealized gain $7).  During the nine months ended September 30, 2011, the Company recorded a $15 unrealized gain on this collateral in its Statements of Operations (September 30, 2010: unrealized loss $1,013).

Securities lending collateral reinvested includes corporate floating rate securities and overnight repos with an average reset period of 3.0 days (December 31, 2010: 17.6 days). As at September 30, 2011, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$231	$—	$231
Asset-backed securities	—	—	—	—
Short-term investments	23,956	63	—	24,019
Total	$23,956	$294	$—	$24,250

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at September 30, 2011 and December 31, 2010. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	September 30, 2011		December 31, 2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$63	0.2%	$5,454	24.4%
AA+	—	0.0%	11,003	49.3%
AA	—	0.0%	—	0.0%
AA-	—	0.0%	2,998	13.5%
A+	—	0.0%	—	0.0%
A	—	0.0%	—	0.0%
NR	231	1.0%	229	1.0%
	294	1.2%	19,684	88.2%
NR- Short-term investments (a)	23,956	98.8%	2,644	11.8%
Total	$24,250	100.0%	$22,328	100.0%

(a) This amount relates to certain short-term investments with short original maturities which are generally not rated.

The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at September 30, 2011 and December 31, 2010 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,000	$24,019	$17,093	$17,094
Due after one year through five years	1,000	231	6,000	5,234
Total	$25,000	$24,250	$23,093	$22,328

4.  Noncontrolling interest

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company.  The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three and nine months ended September 30, 2011 is recorded in the consolidated statements of operations and comprehensive income as net income attributable to noncontrolling interest.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending noncontrolling interest balance for the three and nine months ended September 30, 2011:

Three Months Ended September 30, 2011
Noncontrolling interest - June 30, 2011	$134,895
Discount on preferred shares	116
Initial transaction costs	(2,304)
Net income attributable to noncontrolling interest	13,516
Noncontrolling interest - September 30, 2011	$146,223

Nine Months Ended September 30, 2011
Noncontrolling interest - December 31, 2010	$—
Purchase of shares by noncontrolling interest	134,301
Discount on preferred shares	116
Initial transaction costs	(2,304)
Net income attributable to noncontrolling interest	14,110
Noncontrolling interest - September 30, 2011	$146,223

5.  Derivative instruments used in hedging activities

The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures. During the three months ended June 30, 2011, the Company entered into a foreign currency forward exchange contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Japanese Yen. The Yen foreign currency forward contract was renewed during the three months ended September 30, 2011. During the three months ended March 31, 2011, the Company entered into three foreign currency forward exchange contracts to mitigate the risk of fluctuations in the Euro and Australian dollar to U.S. dollar rates.  Two of the contracts were renewed during the three months ended September 30, 2011. During the year ended December 31, 2010, the Company entered into a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP). The CLP foreign currency forward contract was renewed during the three months ended September 30, 2011. The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at September 30, 2011:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value

Foreign exchange contracts	$77,401	Other assets	$1,063	Accounts payable and accrued expenses	$3,295

The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2010:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value

Foreign exchange contract	$75,000	Other assets	$2,905	Accounts payable and accrued expenses	$—

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

The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2011:

		Three Months Ended September 30, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)

Foreign exchange	Foreign exchange (losses) gains	$(617)	$617	$—

		Nine Months Ended September 30, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)

Foreign exchange	Foreign exchange (losses) gains	$(3,542)	$3,542	$—

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

There was no derivative activity for the three and nine months ended September 30, 2010.

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

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Reserve for losses and loss expenses, beginning of period	$2,620,360	$1,978,130	$2,035,973	$1,622,134
Losses and loss expenses recoverable	(439,805)	(193,604)	(283,134)	(181,765)
Net reserves for losses and loss expenses, beginning of period	2,180,555	1,784,526	1,752,839	1,440,369
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	287,149	208,689	1,022,875	958,406
Prior years	(61,082)	(49,753)	(113,303)	(126,045)
Total incurred losses and loss expenses	226,067	158,936	909,572	832,361

Total net paid losses	(200,256)	(213,846)	(484,559)	(519,930)

Foreign exchange	(26,654)	22,408	1,860	(776)
Net reserve for losses and loss expenses, end of period	2,179,712	1,752,024	2,179,712	1,752,024
Losses and loss expenses recoverable	386,200	268,821	386,200	268,821
Reserve for losses and loss expenses, end of period	$2,565,912	$2,020,845	$2,565,912	$2,020,845

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

(a)            Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2011, 99.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $109,106 of IBNR recoverable (December 31, 2010: $146,519). Reinsurance recoverables by reinsurer are as follows:

	September 30, 2011		December 31, 2010
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$314,983	67.5%	$222,420	71.5%
Other reinsurers’ balances > $1 million	143,607	30.7%	80,221	25.8%
Other reinsurers’ balances < $1 million	8,527	1.8%	8,489	2.7%
Total	$467,117	100.0%	$311,130	100.0%

	September 30, 2011
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$69,900	22.3%
Allianz	AA-	69,643	22.1%
Hannover Re	AA-	35,293	11.2%
Everest Re	A+	31,149	9.9%
Fully collateralized reinsurers	NR	20,077	6.4%
Manufacturers P&C Limited	AA-	20,000	6.3%
Tokio Millennium Re Ltd	AA-	20,000	6.3%
Transatlantic Re	A+	17,577	5.6%
Odyssey Reinsurance Company	A-	16,154	5.1%
Munich Re	AA-	15,190	4.8%
Total		$314,983	100.0%

	December 31, 2010
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$60,716	27.2%
Hannover Re	AA-	32,392	14.6%
Fully collateralized reinsurers	NR	23,750	10.7%
Montpelier Re	A-	20,000	9.0%
Munich Re	AA-	17,411	7.8%
Everest Re	A+	16,611	7.5%
Allianz	AA	14,184	6.4%
Transatlantic Re	A+	13,758	6.2%
Tokio Millennium Re	AA	11,980	5.4%
Platinum Re	A	11,618	5.2%
Total		$222,420	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

At September 30, 2011 and December 31, 2010, the provision for uncollectible reinsurance relating to losses recoverable was $6,393 and $5,652, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $467,117 reinsurance recoverable at September 30, 2011, $20,077 was fully collateralized (December 31, 2010: $23,750).

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

(a)         Authorized and issued

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

The following table is a summary of the common shares issued and outstanding:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	534,658
Restricted share units vested, net of shares withheld	9,496
Employee seller shares vested	197,174
Options exercised	457,465
Warrants exercised	34,340
Direct issuance of common stock	363
Common shares issued, September 30, 2011	134,071,607
Shares repurchased	(35,031,985)
Common shares outstanding, September 30, 2011	99,039,622

Common Shares
Common shares issued, December 31, 2009	131,616,349
Restricted share awards vested, net of shares withheld	369,576
Restricted share units vested, net of shares withheld	57,192
Employee seller shares vested	203,544
Options exercised	58,500
Warrants exercised	2,996
Common shares issued, September 30, 2010	132,308,157
Shares repurchased	(23,070,267)
Common shares outstanding, September 30, 2010	109,237,890

(b)         Warrants

During the three months ended September 30, 2011, no warrants were exercised. During the nine months ended September 30, 2011, 72,598 warrants were exercised which resulted in the issuance of 34,340 common shares. During the three and nine months ended September 30, 2010, 10,018 warrants were exercised which resulted in the issuance of 2,996 common shares.

(c)          Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  The total outstanding deferred share units at September 30, 2011 were 4,802 (December 31, 2010: 4,727).

(d)         Dividends

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

On August 3, 2011, the Company announced a quarterly cash dividend of $0.25 (2010: $0.22) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable.  This dividend was paid on September 30, 2011 to holders of record on September 15, 2011.

9.  Stock plans

(a)     Long Term Incentive Plan and Short Term Incentive Plan

The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 4,120,511 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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

Year	Weighted average risk free interest rate	Weighted average dividend yield	Expected life (years)	Expected volatility
2008	3.5%	3.2%	7	30.0%
2009	3.9%	3.7%	2	34.6%
2010 (a)	n/a	n/a	n/a	n/a

(a) The Company did not grant any stock option awards during the year ended December 31, 2010 or the nine months ended September 30, 2011.

Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data was not available and the options met the requirement as set out in the guidance.

Share compensation expenses of $183 were recorded for the three months ended September 30, 2011 (2010: $1,059). Share compensation expenses of $1,609 were recorded for the nine months ended September 30, 2011 (2010: $3,133). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to options for the nine months ended September 30, 2011 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options granted	—	—	—
Options exercised	(457,465)	6.97	20.56
Options forfeited	(370)	10.30	20.39
Options outstanding, September 30, 2011	2,265,849	$6.70	$20.12
Options exercisable at September 30, 2011	2,182,810	$6.62	$20.01

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to options for the nine months ended September 30, 2010 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(58,500)	5.97	21.91
Options forfeited	(4,317)	10.30	20.39
Options outstanding, September 30, 2010	3,215,198	$6.84	$19.84
Options exercisable at September 30, 2010	2,545,289	$6.05	$20.10

At September 30, 2011, there were $301 (December 31, 2010: $851) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.5 year (December 31, 2010: 1.2 years).

ii.      Restricted share awards

Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $6,265 were recorded for the three months ended September 30, 2011 (2010: $5,134). Share compensation expenses of $21,213 were recorded for the nine months ended September 30, 2011 (2010: $14,195). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share awards for the nine months ended September 30, 2011 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	610,469	31.95
Restricted share awards vested	(669,649)	24.91
Restricted share awards forfeited	(14,271)	27.11
Restricted share awards outstanding, September 30, 2011	3,040,588	$25.72

Activity with respect to unvested restricted share awards for the nine months ended September 30, 2010 was as follows:

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

At September 30, 2011, there were $45,439 (December 31, 2010: $44,290) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2010: 2.5 years).

iii.    Restricted share units

Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $122 were recorded for the three months ended September 30, 2011 (2010: $68). Share compensation expenses of $333 were recorded for the nine months ended September 30, 2011 (2010: $302). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share units for the nine months ended September 30, 2011 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	18,388	32.10
Restricted share units vested	(13,340)	24.72
Restricted share units issued in lieu of cash dividends	704	26.87
Restricted share units forfeited	—	—
Restricted share units outstanding, September 30, 2011	52,801	$27.60

Activity with respect to unvested restricted share units for the nine months ended September 30, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2009	79,448	$19.02
Restricted share units granted	26,782	25.65
Restricted share units vested	(59,193)	17.31
Restricted share units issued in lieu of cash dividends	793	25.44
Restricted share units forfeited	(1,094)	21.49
Restricted share units outstanding, September 30, 2010	46,736	$25.03

At September 30, 2011, there were $1,079 (December 31, 2010: $809) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.8 years (December 31, 2010: 2.7 years).

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

Share compensation expenses of $739 were recorded for the three months ended September 30, 2011 (2010: $nil). Share compensation expenses of $1,611 were recorded for the nine months ended September 30, 2011 (2010: $nil). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested performance share awards for the nine months ended September 30, 2011 was as follows:

		Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	146,618	32.64
Performance share awards vested	—	—
Performance share awards forfeited	—	—
Performance share awards outstanding, September 30, 2011	279,019	$30.77

Activity with respect to unvested performance share awards for the nine months ended September 30, 2010 was as follows:

Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2009	—	$—
Performance share awards granted	—	—
Performance share awards vested	—	—
Performance share awards forfeited	—	—
Performance share awards outstanding, September 30, 2010	—	$—

At September 30, 2011, there were $6,373 (December 31, 2010: $3,375) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2010: 2.4 years).

(b)           Employee seller shares

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

Share compensation expenses of $73 were recorded for the three months ended September 30, 2011 (2010: $1,357).  Share compensation expenses of $2,293 were recorded for the nine months ended September 30, 2011 (2010: $3,410).

Activity with respect to unvested employee seller shares for the nine months ended September 30, 2011 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2010	197,879	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(197,174)	22.01
Employee seller shares forfeited	(705)	22.01
Employee seller shares outstanding, September 30, 2011	—	$—

Activity with respect to unvested employee seller shares for nine months ended September 30, 2010 was as follows:

		Weighted Average
	Employee	Grant Date
	Seller Shares	Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(203,544)	22.01
Employee seller shares forfeited	(3,551)	22.01
Employee seller shares outstanding, September 30, 2010	203,572	$22.01

At September 30, 2011, there were total unrecognized share compensation expenses of $nil in respect of employee seller shares.  At December 31, 2010, there were $2,141 of total unrecognized share compensation expenses in respect of employee seller shares that were expected to be recognized over a weighted-average period of 0.5 year.

(c) Total share compensation expenses

The breakdown of share compensation expenses by award type was as follows:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Options	$183	$1,059	$1,609	$3,133
Restricted share awards	6,265	5,134	21,213	14,195
Restricted share units	122	68	333	302
Performance share awards	739	—	1,611	—
Employee seller shares	73	1,357	2,293	3,410
Total	$7,382	$7,618	$27,059	$21,040

10.  Debt and financing arrangements

(a) Financing structure and finance expenses

The financing structure at September 30, 2011 was:

	Commitment	Outstanding (a)	Drawn

2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,955
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	275,407	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	57,464	—
Total	$1,605,000	$897,671	$536,755

The financing structure at December 31, 2010 was:

	Commitment	Outstanding (a)	Drawn

2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,874
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	268,944	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	68,063	—
Total	$1,605,000	$901,807	$536,674

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

Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities, preferred share dividends, and the costs of FAL as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
2006 Junior Subordinated Deferrable Debentures	$1,456	$3,588	$8,272	$10,765
2007 Junior Subordinated Deferrable Debentures	3,029	3,029	9,086	9,086
2010 Senior Notes due 2040	5,597	5,597	16,791	15,172
Credit facilities	1,508	1,501	4,821	3,921
AlphaCat Re 2011 fees (a)	(807)	—	2,112	—
Talbot FAL Facility	152	—	215	333
Talbot other interest	—	—	—	59
Talbot third party FAL facility	—	—	—	2,748
Total	$10,935	$13,715	$41,297	$42,084

(a) Includes finance expenses and preferred share dividends attributable to AlphaCat Re 2011.

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

Future expected payments of principal on the 2010 Senior Notes are as follows:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

2011	$—
2012	—
2013	—
2014	—
2015 and thereafter	250,000
Total minimum future payments	$250,000

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

Future expected payments of principal on the 2006 and 2007 Junior Subordinated Deferrable Debentures are as follows:

2011	$—
2012	—
2013	—
2014	—
2015 and thereafter	289,800
Total minimum future payments	$289,800

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

On August 2, 2011, the Company announced that it had entered into Amendments to the Credit Facilities in order to modify certain provisions thereof, including definitions, affirmative covenants, negative covenants (including those relating to consolidations, mergers and sales of assets, indebtedness, liens, limitations on certain restrictions on subsidiaries and investments) and events of default, in each case, in order to reflect and permit the proposed exchange offer, the proposed second-step merger and the other proposed transactions contemplated by the Registration Statement on Form S-4 of the Company originally filed with the Securities Exchange Commission on July 25, 2011 (the “Exchange Offer Transactions”) in connection with its proposed acquisition of Transatlantic.

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

As of September 30, 2011, there was $275,407 in outstanding letters of credit under the Five Year Facility (December 31, 2010: $268,944) and $nil outstanding under the Three Year Facilities (December 31, 2010: $nil).

As of September 30, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

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

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of September 30, 2011, the Company had $25,000 in outstanding letters of credit under this facility (December 31, 2010: $25,000).

As of September 30, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

(iii)     IPC Syndicated Facility and IPC Bi-Lateral Facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of September 30, 2011, $57,464 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2010: $68,063).

As of September 30, 2011, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.

11. Commitments and contingencies

(a)           Concentrations of credit risk

The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of triple-A. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. With the exception of the Company’s bank loan portfolio, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At September 30, 2011, 1.0% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Company did not have an aggregate exposure to any single issuer of more than 1.0% of its investment portfolio, other than with respect to government and agency securities.

(b)           Funds at Lloyd’s

The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of  Syndicate 1183 declaring a loss at a level which would call on this arrangement.

Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183.  Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.  The amounts of cash, investments and letters of credit at September 30, 2011 amounted to $441,000 (December 31, 2010: $441,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2010: $25,000).

(c)            Lloyd’s Central Fund

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2011 estimated premium income at Lloyd’s of £560,000, the September 30, 2011 exchange rate of £1 equals $1.5582 and assuming the maximum 3% assessment, the Company would be assessed approximately $26,178.

12.         Related party transactions

The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.

a)             On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for a portion of the Company’s investment portfolio. For the three and nine months ended September 30, 2010, GSAM was deemed to be a related party due to a combination of GSAM being a shareholder in the Company and having an employee on the Company’s Board of Directors during this period.  For the three and nine months ended September 30, 2011, GSAM was no longer a related party due to the resignation of Sumit Rajpal from the Board of Directors effective February 7, 2011. Investment management fees earned by GSAM for the three and nine months ended September 30, 2010 were $370 and $1,397, respectively.  Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.

b)            Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company’s Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and nine months ended September 30, 2011 of $53 (2010: $nil) and $1,464 (2010: $1,341), respectively, of which $683 was included in premiums receivable at September 30, 2011 (December 31, 2010: $378). The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2011 of $nil (2010: $nil) and $163 (2010: $606), respectively, of which $21 was included in reinsurance balances payable at September 30, 2011 (December 31, 2010: $132). Earned premium adjustments of $451 (2010: ($237)) and $1,129 (2010: $645) were incurred during the three and nine months ended September 30, 2011.

c)             Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

recognized brokerage expenses paid to Tiger Risk for the three and nine months ended September 30, 2011 of $57 (2010: ($11)) and $1,138 (2010: $1,458), respectively, of which $155 was included in accounts payable and accrued expenses at September 30, 2011 (December 31, 2010: $792).

d) On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, the Chairman of Talbot Holdings, Ltd. serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the three and nine months ended September 30, 2011 were $200 (2010: $100)  and $580 (2010: $286), respectively, of which $201 was included in accounts payable and accrued expenses at September 30, 2011 (December 31, 2010: $97).

13.  Earnings per share

The following table sets forth the computation of basic and diluted earnings (loss) per share available (attributable) to common shareholders for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Basic earnings per share
Income	$70,001	$238,473	$8,115	$299,877
Income attributable to noncontrolling interest	(13,516)	—	(14,110)	—
Income (loss) available (attributable) to Validus	$56,485	$238,473	$(5,995)	$299,877
less: Dividends and distributions declared on outstanding warrants	(1,966)	(1,747)	(5,916)	(5,245)
Income (loss) available (attributable) to common shareholders	$54,519	$236,726	$(11,911)	$294,632

Weighted average number of common shares outstanding	98,961,795	110,601,888	98,430,686	119,414,906

Basic earnings (loss) per share available (attributable) to common shareholders	$0.55	$2.14	$(0.12)	$2.47

Diluted earnings per share
Income	$70,001	$238,473	$8,115	$299,877
Income attributable to noncontrolling interest	(13,516)	—	(14,110)	—
Income (loss) available (attributable) to Validus	$56,485	$238,473	$(5,995)	$299,877
less: Dividends and distributions declared on outstanding warrants	(1,966)	—	(5,916)	—
Income (loss) available (attributable) to common shareholders	$54,519	$238,473	$(11,911)	$299,877

Weighted average number of common shares outstanding	98,961,795	110,601,888	98,430,686	119,414,906
Share equivalents:
Warrants	—	2,442,095	—	2,494,322
Stock options	603,581	867,429	—	849,187
Unvested restricted shares	1,257,959	931,330	—	977,268
Weighted average number of diluted common shares outstanding	100,823,335	114,842,742	98,430,686	123,735,683

Diluted earnings (loss) per share available (attributable) to common shareholders	$0.54	$2.08	$(0.12)	$2.42

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Share equivalents that would result in the issuance of common shares of  175,454 (2010: 168,670) and  223,518 (2010: 152,765) were outstanding for the three and nine months ended September 30, 2011, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

14.  Subsequent events

Loss Events

The Company has evaluated the following subsequent events:

•                  Persistent rains in the Northern and Northeastern regions of Thailand caused severe flooding throughout the country, becoming particularly acute in the Bangkok area during October of 2011.

•                  On October 23, 2011, an earthquake struck Eastern Turkey, which caused widespread damage to property in the city of Van.

•                  On October 30, 2011, areas in the Northeast United States experienced significant snowstorms which caused extensive damage and power outages across a number of states.

The Company is continuing to review its in-force contracts and preliminary loss information from clients for the events described above and does not expect that these losses, either individually or when aggregated, will have a material impact on its shareholders’ equity or liquidity.

Transatlantic Acquisition Proposal

On November 2, 2011, the Board of Directors authorized, through open market purchases or otherwise, an increase in the Company’s current share repurchase authorization to $1.0 billion contingent upon the consummation of the acquisition of Transatlantic Holdings, Inc. (“Transatlantic”).

On November 3, 2011, the Company announced that it had increased its offer to acquire Transatlantic to 1.5564 voting common shares and $11.00 per share in cash and, subject to the impact of certain Transatlantic share repurchase activity, up to an additional $2.00 in cash per Transatlantic share, to be funded from available cash on hand at Transatlantic. The Transatlantic board failed to accept this revised offer.

Quarterly Dividend

On November 2, 2011, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on December 30, 2011 to holders of record on December 15, 2011.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and corporate segment:

Three Months Ended September 30, 2011	Validus Re	Talbot	Corporate & Eliminations	Total

Underwriting income
Gross premiums written	$182,803	$238,937	$(30,611)	$391,129
Reinsurance premiums ceded	(5,646)	(55,551)	30,611	(30,586)
Net premiums written	177,157	183,386	—	360,543
Change in unearned premiums	90,755	7,326	—	98,081
Net premiums earned	267,912	190,712	—	458,624

Underwriting deductions
Losses and loss expenses	128,823	97,244	—	226,067
Policy acquisition costs	42,834	36,651	(2,080)	77,405
General and administrative expenses	8,129	23,164	4,633	35,926
Share compensation expenses	2,190	1,903	3,289	7,382
Total underwriting deductions	181,976	158,962	5,842	346,780

Underwriting income (loss)	$85,936	$31,750	$(5,842)	$111,844

Net investment income	23,557	6,451	(2,261)	27,747
Other income	2,297	1,418	(3,715)	—
Finance expenses	(697)	(151)	(10,087)	(10,935)
Operating income (loss) before taxes	111,093	39,468	(21,905)	128,656
Tax (expense)	(7)	(2,345)	(186)	(2,538)
Net operating income (loss)	$111,086	$37,123	$(22,091)	$126,118

Net realized gains on investments	4,513	733	—	5,246
Net unrealized (losses) on investments	(25,973)	(1,875)	—	(27,848)
Foreign exchange (losses)	(9,942)	(9,943)	(47)	(19,932)
Transaction expenses (a)	—	—	(13,583)	(13,583)

Net income (loss)	$79,684	$26,038	$(35,721)	$70,001
Net income attributable to noncontrolling interest	(13,516)	—	—	(13,516)
Net income (loss) available (attributable) to Validus	$66,168	$26,038	$(35,721)	$56,485

Selected ratios:
Net premiums written / Gross premiums written	96.9%	76.8%		92.2%

Losses and loss expenses	48.1%	51.0%		49.3%

Policy acquisition costs	16.0%	19.2%		16.9%
General and administrative expenses (b)	3.9%	13.1%		9.4%
Expense ratio	19.9%	32.3%		26.3%

Combined ratio	68.0%	83.3%		75.6%

Total assets	$5,209,849	$2,773,597	$17,294	$8,000,740

(a) The transaction expenses relate to costs incurred in relation to the proposed acquisition of Transatlantic Holdings, Inc.  Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(b) Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended September 30, 2010	Validus Re	Talbot	Corporate & Eliminations	Total

Underwriting income
Gross premiums written	$142,630	$218,722	$(17,312)	$344,040
Reinsurance premiums ceded	(8,463)	(44,490)	17,312	(35,641)
Net premiums written	134,167	174,232	—	308,399
Change in unearned premiums	124,747	(472)	—	124,275
Net premiums earned	258,914	173,760	—	432,674

Underwriting deductions
Losses and loss expenses	79,098	79,838	—	158,936
Policy acquisition costs	39,818	32,451	(5,195)	67,074
General and administrative expenses	5,663	33,201	9,967	48,831
Share compensation expenses	1,869	1,754	3,995	7,618
Total underwriting deductions	126,448	147,244	8,767	282,459

Underwriting income (loss)	$132,466	$26,516	$(8,767)	$150,215

Net investment income	28,683	7,614	(2,264)	34,033
Other income	891	3,291	(3,100)	1,082
Finance expenses	(1,505)	—	(12,210)	(13,715)
Operating income (loss) before taxes	160,535	37,421	(26,341)	171,615
Tax benefit (expense)	—	1,544	(122)	1,422
Net operating income (loss)	$160,535	$38,965	$(26,463)	$173,037

Net realized gains on investments	20,297	2,761	—	23,058
Net unrealized gains on investments	25,505	6,083	—	31,588
Foreign exchange gains	2,895	7,595	300	10,790

Net income (loss)	$209,232	$55,404	$(26,163)	$238,473

Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) available (attributable) to Validus	$209,232	$55,404	$(26,163)	$238,473

Selected ratios:
Net premiums written / Gross premiums written	94.1%	79.7%		89.6%

Losses and loss expenses	30.5%	45.9%		36.7%

Policy acquisition costs	15.4%	18.7%		15.5%
General and administrative expenses (a)	2.9%	20.1%		13.0%
Expense ratio	18.3%	38.8%		28.5%

Combined ratio	48.8%	84.7%		65.2%

Total assets	$4,884,520	$2,558,598	$60,124	$7,503,242

(a) Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

 (Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2011	Validus Re	Talbot	Corporate & Eliminations	Total

Underwriting income
Gross premiums written	$1,135,692	$778,880	$(68,160)	$1,846,412
Reinsurance premiums ceded	(150,669)	(190,243)	68,160	(272,752)
Net premiums written	985,023	588,637	—	1,573,660
Change in unearned premiums	(232,124)	(27,739)	—	(259,863)
Net premiums earned	752,899	560,898	—	1,313,797

Underwriting deductions
Losses and loss expenses	533,402	376,170	—	909,572
Policy acquisition costs	118,669	116,174	(1,912)	232,931
General and administrative expenses	34,244	86,604	24,396	145,244
Share compensation expenses	7,118	6,648	13,293	27,059
Total underwriting deductions	693,433	585,596	35,777	1,314,806

Underwriting income (loss)	$59,466	$(24,698)	$(35,777)	$(1,009)

Net investment income	71,597	19,413	(6,794)	84,216
Other income	4,584	6,402	(8,785)	2,201
Finance expenses	(6,912)	(214)	(34,171)	(41,297)
Operating income (loss) before taxes	128,735	903	(85,527)	44,111
Tax (expense)	(13)	(760)	(277)	(1,050)
Net operating income (loss)	$128,722	$143	$(85,804)	$43,061

Net realized gains on investments	17,984	5,193	—	23,177
Net unrealized (losses) on investments	(19,931)	(2,219)	—	(22,150)
Foreign exchange (losses)	(19,639)	(2,632)	(119)	(22,390)
Transaction expenses (a)	—	—	(13,583)	(13,583)

Net income (loss)	$107,136	$485	$(99,506)	$8,115
Net income attributable to noncontrolling interest	(14,110)	—	—	(14,110)
Net income (loss) available (attributable) to Validus	$93,026	$485	$(99,506)	$(5,995)

Selected ratios:
Net premiums written / Gross premiums written	86.7%	75.6%		85.2%

Losses and loss expenses	70.8%	67.1%		69.2%

Policy acquisition costs	15.8%	20.7%		17.7%
General and administrative expenses (b)	5.5%	16.6%		13.1%
Expense ratio	21.3%	37.3%		30.8%

Combined ratio	92.1%	104.4%		100.0%

Total assets	$5,209,849	$2,773,597	$17,294	$8,000,740

(a) The transaction expenses relate to costs incurred in relation to the proposed acquisition of Transatlantic Holdings, Inc.  Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(b) Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

 (Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2010	Validus Re	Talbot	Corporate & Eliminations	Total

Underwriting income
Gross premiums written	$1,067,253	$742,973	$(78,391)	$1,731,835
Reinsurance premiums ceded	(62,748)	(209,749)	78,391	(194,106)
Net premiums written	1,004,505	533,224	—	1,537,729
Change in unearned premiums	(199,629)	(9,788)	—	(209,417)
Net premiums earned	804,876	523,436	—	1,328,312

Underwriting deductions
Losses and loss expenses	551,811	280,550	—	832,361
Policy acquisition costs	121,300	106,043	(9,967)	217,376
General and administrative expenses	32,958	83,709	38,112	154,779
Share compensation expenses	5,247	4,781	11,012	21,040
Total underwriting deductions	711,316	475,083	39,157	1,225,556

Underwriting income (loss)	$93,560	$48,353	$(39,157)	$102,756

Net investment income	87,842	22,185	(6,886)	103,141
Other income	3,446	8,350	(7,129)	4,667
Finance expenses	(3,905)	(3,140)	(35,039)	(42,084)
Operating income (loss) before taxes	180,943	75,748	(88,211)	168,480
Tax (expense)	(185)	(1,755)	(128)	(2,068)
Net operating income (loss)	$180,758	$73,993	$(88,339)	$166,412

Net realized gains on investments	40,439	6,458	—	46,897
Net unrealized gains on investments	73,397	15,244	—	88,641
Foreign exchange (losses) gains	(3,087)	753	261	(2,073)

Net income (loss)	$291,507	$96,448	$(88,078)	$299,877

Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) available (attributable) to Validus	$291,507	$96,448	$(88,078)	$299,877

Selected ratios:
Net premiums written / Gross premiums written	94.1%	71.8%		88.8%

Losses and loss expenses	68.6%	53.6%		62.7%

Policy acquisition costs	15.1%	20.3%		16.4%
General and administrative expenses (a)	4.7%	16.9%		13.2%
Expense ratio	19.8%	37.2%		29.6%

Combined ratio	88.4%	90.8%		92.3%

Total assets	$4,884,520	$2,558,598	$60,124	$7,503,242

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

 (Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended September 30, 2011
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$57,998	$34,615	$(4,286)	$88,327	22.6%
Worldwide excluding United States (a)	15,410	62,570	(8,265)	69,715	17.8%
Europe	14,722	6,660	(919)	20,463	5.2%
Latin America and Caribbean	5,886	33,836	(4,285)	35,437	9.1%
Japan	9,679	3,571	(306)	12,944	3.3%
Canada	306	2,480	(306)	2,480	0.6%
Rest of the world (b)	3,063	—	—	3,063	0.8%
Sub-total, non United States	49,066	109,117	(14,081)	144,102	36.8%
Worldwide including United States (a)	29,675	14,997	(1,836)	42,836	11.0%
Marine and Aerospace (c)	46,064	80,208	(10,408)	115,864	29.6%
Total	$182,803	$238,937	$(30,611)	$391,129	100.0%

	Three Months Ended September 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$67,097	$19,639	$(995)	$85,741	24.9%
Worldwide excluding United States (a)	6,243	60,500	(594)	66,149	19.2%
Europe	7,163	9,688	(146)	16,705	4.9%
Latin America and Caribbean	17,340	29,033	(14,336)	32,037	9.3%
Japan	3,125	1,556	(21)	4,660	1.4%
Canada	21	1,808	(21)	1,808	0.5%
Rest of the world (b)	(372)	—	—	(372)	(0.1)%
Sub-total, non United States	33,520	102,585	(15,118)	120,987	35.2%
Worldwide including United States (a)	4,635	13,317	(135)	17,817	5.2%
Marine and Aerospace (c)	37,378	83,181	(1,064)	119,495	34.7%
Total	$142,630	$218,722	$(17,312)	$344,040	100.0%

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

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Nine Months Ended September 30, 2011
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$511,727	$96,627	$(8,490)	$599,864	32.5%
Worldwide excluding United States (a)	44,968	187,741	(11,234)	221,475	12.0%
Europe	84,417	41,604	(1,480)	124,541	6.7%
Latin America and Caribbean	42,437	74,369	(26,856)	89,950	4.9%
Japan	43,748	6,327	(406)	49,669	2.7%
Canada	416	8,731	(416)	8,731	0.5%
Rest of the world (b)	48,059	—	—	48,059	2.6%
Sub-total, non United States	264,045	318,772	(40,392)	542,425	29.4%
Worldwide including United States (a)	110,455	41,033	(2,378)	149,110	8.1%
Marine and Aerospace (c)	249,465	322,448	(16,900)	555,013	30.0%
Total	$1,135,692	$778,880	$(68,160)	$1,846,412	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

 (Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2010
	Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$487,317	$74,613	$(6,486)	$555,444	32.1%
Worldwide excluding United States (a)	50,837	195,324	(6,512)	239,649	13.8%
Europe	98,396	38,058	(1,107)	135,347	7.8%
Latin America and Caribbean	61,115	75,628	(42,889)	93,854	5.4%
Japan	23,025	5,165	(158)	28,032	1.6%
Canada	158	8,811	(158)	8,811	0.5%
Rest of the world (b)	24,796	—	—	24,796	1.4%
Sub-total, non United States	258,327	322,986	(50,824)	530,489	30.5%
Worldwide including United States (a)	82,902	42,004	(2,369)	122,537	7.2%
Marine and Aerospace (c)	238,707	303,370	(18,712)	523,365	30.2%
Total	$1,067,253	$742,973	$(78,391)	$1,731,835	100.0%

(a) Represents risks in two or more geographic zones.

(b) Represents risks in one geographic zone.

(c) Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and the Company’s consolidated financial condition, liquidity and capital resources at September 30, 2011 and December 31, 2010. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company.  The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three and nine months ended September 30, 2011 is recorded in the consolidated statements of operations and comprehensive income as net income attributable to noncontrolling interest.

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

During the January 2011 renewal season, Validus Re increased gross premiums written on the U.S. Cat XOL lines and decreased gross premiums written in the proportional lines. In addition, Validus Re decreased gross premiums written in the International Property lines as market conditions dictated.  In the aftermath of 2010’s Deepwater Horizon loss, Validus Re saw additional opportunities and rate increases in the marine lines. Within its specialty lines, Validus Re increased gross premiums written in the terrorism lines among other sub-classes. During the first quarter of 2011, premiums in Talbot have been relatively stable with rate increases occurring on renewals that have suffered losses but rate reductions continuing elsewhere, as a result of good experience and excess capacity in the market. Talbot is receiving improved pricing in the energy, property and political risk lines as a result of recent loss events. The significant worldwide elevated loss activity since the beginning of 2010, in conjunction with changes to certain commercial vendors’ catastrophe models, is resulting in improved pricing and demand for catastrophe reinsurance. Rate levels in both our U.S. and International property catastrophe business continued to improve for mid-year 2011 renewals due to the magnitude of the worldwide loss activity.

During the third quarter, the Talbot segment has experienced significant price increases in its offshore energy, onshore energy and property classes, offset by some pricing pressure in other classes, resulting in an overall price increase at a whole account level of 3.4% for the year to date.

Financial Measures

The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:

Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders’ equity during the period. Annualized return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. Percentages for the quarter and interim periods are annualized. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow premiums written only when returns meet or exceed internal requirements. Details of annualized return on average equity are provided below.

	Three Months Ended		Year Ended
	September 30,		December 31,
	2011	2010	2010
Annualized return on average equity	6.6%	25.9%	10.8%

The decrease in annualized return on average equity for the three months ended September 30, 2011 was driven primarily by a reduction in net income. Net income available to Validus for the three months ended September 30, 2011 decreased by $182.0 million, or 76.3% compared to the three months ended September 30, 2010. This unfavorable movement was primarily due to large loss events coupled with an unfavorable movement in unrealized gains on investments.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased by $0.75, or 2.3%, from $32.98 at December 31, 2010 to $32.23 at September 30, 2011. The decrease was due to the loss generated in the nine months ended September 30, 2011. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. On November 2, 2011, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on December 30, 2011 to holders of record on December 15, 2011.

Underwriting income (loss) measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended September 30, 2011 and 2010 was $111.8 million and $150.2 million, respectively. Underwriting income (loss) is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income (Loss).”

Critical Accounting Policies and Estimates

There are certain accounting policies that the Company considers to be critical due to the judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. The Company believes the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements:

•                       Premiums;

•                       Reinsurance premiums ceded and reinsurance recoverable;

•                       Investment valuation; and

•                       Reserve for losses and loss expenses.

For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability incurred for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR reserves”). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (either as an additional case reserve or individual claim IBNR).Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. During 2010 and 2011, given the complexity and severity of notable loss events in the year, an explicit reserve for development on 2010 and 2011 notable loss events was included within the Company’s IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events develop, it is expected that the reserve will be allocated to specific notable loss events.

The requirement for a provision in respect of the reserve for development on notable loss events in a quarter is a function of (a) the number of significant events occurring in that quarter and (b) the complexity and volatility of those events. These factors are considered in the aggregate for the events occurring in the quarter, recognizing that it is more likely that one or some of the events may deteriorate significantly, rather than all deteriorating proportionately. The evaluation of each quarter’s requirement for provision for a reserve for development on notable loss events takes place as part of the quarterly evaluation of the reserve requirement. It is not directly linked in isolation to any one significant/notable loss in the quarter, and therefore it is not ‘assigned to a contract on the basis of a specific review’. The provision for the reserve for development on notable loss events is evaluated by our in-house actuaries as part of their normal process in setting of indicated reserves for the quarter. In ensuing quarters senior management revisits and re-estimates each event previously considered in the catastrophe loss event process, as well as events that have subsequently emerged in the current quarter. Changes to the reserve for potential development on notable loss events will be considered in light of changes to previous loss estimates from notable losses in this re-estimation process.

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

The following table presents results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Gross premiums written	$391,129	$344,040	$1,846,412	$1,731,835
Reinsurance premiums ceded	(30,586)	(35,641)	(272,752)	(194,106)
Net premiums written	360,543	308,399	1,573,660	1,537,729
Change in unearned premiums	98,081	124,275	(259,863)	(209,417)
Net premiums earned	458,624	432,674	1,313,797	1,328,312

Losses and loss expenses	226,067	158,936	909,572	832,361
Policy acquisition costs	77,405	67,074	232,931	217,376
General and administrative expenses	35,926	48,831	145,244	154,779
Share compensation expenses	7,382	7,618	27,059	21,040
Total underwriting deductions	346,780	282,459	1,314,806	1,225,556

Underwriting income (loss) (a)	111,844	150,215	(1,009)	102,756

Net investment income	27,747	34,033	84,216	103,141
Other income	—	1,082	2,201	4,667
Finance expenses	(10,935)	(13,715)	(41,297)	(42,084)
Operating income before taxes	128,656	171,615	44,111	168,480
Tax (expense) benefit	(2,538)	1,422	(1,050)	(2,068)
Net operating income (a)	126,118	173,037	43,061	166,412

Net realized gains on investments	5,246	23,058	23,177	46,897
Net unrealized (losses) gains on investments	(27,848)	31,588	(22,150)	88,641
Foreign exchange (losses) gains	(19,932)	10,790	(22,390)	(2,073)
Transaction expenses	(13,583)	—	(13,583)	—
Net income	70,001	238,473	8,115	299,877

Net income attributable to noncontrolling interest	(13,516)	—	(14,110)	—
Net income (loss) available (attributable) to Validus	$56,485	$238,473	$(5,995)	$299,877

Selected ratios:
Net premiums written / Gross premiums written	92.2%	89.6%	85.2%	88.8%

Losses and loss expenses	49.3%	36.7%	69.2%	62.7%

Policy acquisition costs	16.9%	15.5%	17.7%	16.4%
General and administrative expenses (b)	9.4%	13.0%	13.1%	13.2%
Expense ratio	26.3%	28.5%	30.8%	29.6%
Combined ratio	75.6%	65.2%	100.0%	92.3%

(a)          Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income and net operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

(b)         The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Validus Re
Gross premiums written	$182,803	$142,630	$1,135,692	$1,067,253
Reinsurance premiums ceded	(5,646)	(8,463)	(150,669)	(62,748)
Net premiums written	177,157	134,167	985,023	1,004,505
Change in unearned premiums	90,755	124,747	(232,124)	(199,629)
Net premiums earned	267,912	258,914	752,899	804,876

Losses and loss expenses	128,823	79,098	533,402	551,811
Policy acquisition costs	42,834	39,818	118,669	121,300
General and administrative expenses	8,129	5,663	34,244	32,958
Share compensation expenses	2,190	1,869	7,118	5,247
Total underwriting deductions	181,976	126,448	693,433	711,316

Underwriting income (a)	85,936	132,466	59,466	93,560

Talbot
Gross premiums written	$238,937	$218,722	$778,880	$742,973
Reinsurance premiums ceded	(55,551)	(44,490)	(190,243)	(209,749)
Net premiums written	183,386	174,232	588,637	533,224
Change in unearned premiums	7,326	(472)	(27,739)	(9,788)
Net premiums earned	190,712	173,760	560,898	523,436

Losses and loss expenses	97,244	79,838	376,170	280,550
Policy acquisition costs	36,651	32,451	116,174	106,043
General and administrative expenses	23,164	33,201	86,604	83,709
Share compensation expenses	1,903	1,754	6,648	4,781
Total underwriting deductions	158,962	147,244	585,596	475,083

Underwriting income (loss) (a)	31,750	26,516	(24,698)	48,353

Corporate & Eliminations
Gross premiums written	$(30,611)	$(17,312)	$(68,160)	$(78,391)
Reinsurance premiums ceded	30,611	17,312	68,160	78,391
Net premiums written	—	—	—	—
Change in unearned premiums	—	—	—	—
Net premiums earned	—	—	—	—

Losses and loss expenses	—	—	—	—
Policy acquisition costs	(2,080)	(5,195)	(1,912)	(9,967)
General and administrative expenses	4,633	9,967	24,396	38,112
Share compensation expenses	3,289	3,995	13,293	11,012
Total underwriting deductions	5,842	8,767	35,777	39,157

Underwriting (loss) (a)	(5,842)	(8,767)	(35,777)	(39,157)

Total underwriting income (loss) (a)	$111,844	$150,215	$(1,009)	$102,756

(a)          Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Net income available to Validus for the three months ended September 30, 2011 was $56.5 million compared to $238.5 million for the three months ended September 30, 2010, a decrease of $182.0 million or 76.3%. The primary factors driving the decrease in net income were:

•                  Decrease in underwriting income of $38.4 million due to:

•                  The impact of $58.5 million adverse development, net of reinstatement premiums, on prior quarter, current accident year, notable and certain other loss events, partially offset by $11.3 million in favorable development on prior accident year losses.

•                  Offset by a $26.0 million increase in net premiums earned.

•                  An unfavorable movement of $59.4 million in net unrealized (losses) gains on investments;

•                  An unfavorable movement of $30.7 million in foreign exchange (losses); and

•                  An unfavorable movement of $17.8 million in net realized (losses) gains on investments.

The change in net income available to Validus for the three months ended September 30, 2011 of $182.0 million as compared to the three months ended September 30, 2010 is described in the following table:

	Three Months Ended September 30, 2011
	Increase (Decrease) Over the Three Months Ended September 30, 2010
(Dollars in thousands)	Validus Re	Talbot	Corporate and Eliminations	Total
Notable losses - (increase) in net loss and loss expenses (a)	$(2,929)	$(1,276)	$—	$(4,205)
Less: Notable losses - increase in net reinstatement premiums (a)	3,164	265	—	3,429
Other underwriting (loss) income	(46,765)	6,245	2,925	(37,595)
Underwriting (loss) income (b)	(46,530)	5,234	2,925	(38,371)
Net investment income	(5,126)	(1,163)	3	(6,286)
Other income	1,406	(1,873)	(615)	(1,082)
Finance expenses	808	(151)	2,123	2,780
	(49,442)	2,047	4,436	(42,959)
Taxes	(7)	(3,889)	(64)	(3,960)
	(49,449)	(1,842)	4,372	(46,919)

Net realized (losses) on investments	(15,784)	(2,028)	—	(17,812)
Net unrealized (losses) on investments	(51,478)	(7,958)	—	(59,436)
Net foreign exchange (losses)	(12,837)	(17,538)	(347)	(30,722)
Transaction expenses	—	—	(13,583)	(13,583)

Net (loss)	(129,548)	(29,366)	(9,558)	(168,472)

Net income attributable to noncontrolling interest	(13,516)	—	—	(13,516)
Net (loss) attributable to Validus	$(143,064)	$(29,366)	$(9,558)	$(181,988)

(a)          Notable losses for the three months ended September 30, 2011 included: Danish floods and Hurricane Irene. Notable losses for the three months ended September 30, 2010 included: New Zealand earthquake, Oklahoma windstorm, a Political risk loss and Hurricane Karl. Excludes the reserve for potential development on 2010 and 2011 notable loss events.

(b)         Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income.”

Gross Premiums Written

Gross premiums written for the three months ended September 30, 2011 were $391.1 million compared to $344.0 million for the three months ended September 30, 2010, an increase of $47.1 million or 13.7%. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$198,195	50.6%	$156,381	45.4%	26.7%
Marine	100,743	25.8%	100,746	29.3%	NM
Specialty	92,191	23.6%	86,913	25.3%	6.1%
Total	$391,129	100.0%	$344,040	100.0%	13.7%

NM: Not Meaningful

Validus Re. Validus Re gross premiums written for the three months ended September 30, 2011 were $182.8 million compared to $142.6 million for the three months ended September 30, 2010, an increase of $40.2 million or 28.2%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$141,558	77.4%	$99,313	69.6%	42.5%
Marine	32,780	18.0%	37,495	26.3%	(12.6)%
Specialty	8,465	4.6%	5,822	4.1%	45.4%
Total	$182,803	100.0%	$142,630	100.0%	28.2%

The increase in gross premiums written in the property lines of $42.2 million was due primarily to $18.8 million of gross premiums written by AlphaCat Re 2011, a $13.3 million increase in intercompany gross premiums written and a $7.4 million increase in reinstatement premiums arising from Hurricane Irene, the Copenhagen floods and revised loss estimates on the Tohoku earthquake. The decrease in gross premiums written of $4.7 million in the marine lines was due primarily to a $2.2 million decrease in per risk excess of loss gross premiums written and a $1.5 million decrease in proportional gross premiums written. The increase in gross premiums written in the specialty lines of $2.6 million was due primarily to a $5.0 million increase in premium adjustments partially offset by a $2.0 million decrease in catastrophe excess of loss gross premiums written.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the three months ended September 30, 2011 increased by $13.3 million as compared to the three months ended September 30, 2010. The increase in gross premiums written was due to a $13.3 million increase in the property lines. These reinsurance agreements with Talbot are eliminated upon consolidation.

Talbot. Talbot gross premiums written for the three months ended September 30, 2011 were $238.9 million compared to $218.7 million for the three months ended September 30, 2010, an increase of $20.2 million or 9.2%. The $238.9 million of gross premiums written translated at 2010 rates of exchange would have been $236.4 million during the three months ended September 30, 2011, giving an effective increase of $17.7 million or 8.1%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$86,063	36.1%	$73,201	33.4%	17.6%
Marine	69,159	28.9%	64,422	29.5%	7.4%
Specialty	83,715	35.0%	81,099	37.1%	3.2%
Total	$238,937	100.0%	$218,722	100.0%	9.2%

The increase in gross premiums written in the property lines of $12.9 million was due primarily to a new property treaty policy incepting in the period which contributed $13.6 million in gross premiums written. The increase in gross premiums written in the marine lines of $4.7 million was due primarily to a $5.6 million increase in premiums written in the offshore energy lines. The increase in gross premiums written in the specialty lines of $2.6 million was due primarily to a $12.4 million increase in premiums written in the political violence and political risk lines, partially offset by a $9.8 million decrease in the bloodstock, contingency and financial institutions lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended September 30, 2011 were $30.6 million compared to $35.6 million for the three months ended September 30, 2010, a decrease of $5.1 million or 14.2%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$16,522	54.1%	$13,662	38.3%	20.9%
Marine	2,610	8.5%	10,377	29.1%	(74.8)%
Specialty	11,454	37.4%	11,602	32.6%	(1.3)%
Total	$30,586	100.0%	$35,641	100.0%	(14.2)%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended September 30, 2011 were $5.6 million compared to $8.5 million for the three months ended September 30, 2010, a decrease of $2.8 million or 33.3%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$3,320	58.8%	$178	2.1%	NM
Marine	2,326	41.2%	8,035	94.9%	(71.1)%
Specialty	—	0.0%	250	3.0%	(100.0)%
Total	$5,646	100.0%	$8,463	100.0%	(33.3)%

NM: Not Meaningful

Reinsurance premiums ceded in the property lines increased by $3.1 million, due primarily to a $4.5 million increase in proportional retrocessional coverage on the worldwide catastrophe portfolio, partially offset by a $2.0 million decrease in ceded premium adjustments. Reinsurance premiums ceded in the marine lines decreased by $5.7 million, due primarily to $4.0 million of ceded premium adjustments and $2.1 million of ceded reinstatement premiums included in the three months ended September 30, 2010.

Talbot. Talbot reinsurance premiums ceded for the three months ended September 30, 2011 were $55.6 million compared to $44.5 million for the three months ended September 30, 2010, an increase of $11.1 million or 24.9%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$42,628	76.7%	$29,617	66.6%	43.9%
Marine	1,480	2.7%	3,513	7.9%	(57.9)%
Specialty	11,443	20.6%	11,360	25.5%	0.7%
Total	$55,551	100.0%	$44,490	100.0%	24.9%

The increase in reinsurance premiums ceded in the property lines of $13.0 million was due primarily to $12.6 million ceded under the new property treaty policy described above, this policy is ceded to Validus Re at 85% of net premiums written. The decrease in reinsurance premiums ceded in the marine lines of $2.0 million was due primarily to a $2.2 million decrease in reinstatement premiums in the marine energy lines.

Net Premiums Written

Net premiums written for the three months ended September 30, 2011 were $360.5 million compared to $308.4 million for the three months ended September 30, 2010, an increase of $52.1 million or 16.9%. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2011 and 2010 were 92.2% and 89.6%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$181,673	50.4%	$142,719	46.3%	27.3%
Marine	98,133	27.2%	90,369	29.3%	8.6%
Specialty	80,737	22.4%	75,311	24.4%	7.2%
Total	$360,543	100.0%	$308,399	100.0%	16.9%

Validus Re. Validus Re net premiums written for the three months ended September 30, 2011 were $177.2 million compared to $134.2 million for the three months ended September 30, 2010, an increase of $43.0 million or 32.0%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$138,238	78.0%	$99,135	73.8%	39.4%
Marine	30,454	17.2%	29,460	22.0%	3.4%
Specialty	8,465	4.8%	5,572	4.2%	51.9%
Total	$177,157	100.0%	$134,167	100.0%	32.0%

The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 96.9% and 94.1% for the three months ended September 30, 2011 and 2010, respectively.

Talbot. Talbot net premiums written for the three months ended September 30, 2011 were $183.4 million compared to $174.2 million for the three months ended September 30, 2010, an increase of $9.2 million or 5.3%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$43,435	23.7%	$43,584	25.0%	(0.3)%
Marine	67,679	36.9%	60,909	35.0%	11.1%
Specialty	72,272	39.4%	69,739	40.0%	3.6%
Total	$183,386	100.0%	$174,232	100.0%	5.3%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2011 and 2010 were 76.8% and 79.7%, respectively.

Change in Unearned Premiums

Net change in unearned premiums for the three months ended September 30, 2011 was $98.1 million compared to $124.3 million for the three months ended September 30, 2010, a change of $26.2 million or 21.1%.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$134,179	$150,298	(10.7)%
Change in prepaid reinsurance premiums	(36,098)	(26,023)	38.7%
Net change in unearned premiums	$98,081	$124,275	(21.1)%

Validus Re. Validus Re’s net change in unearned premiums for the three months ended September 30, 2011 were $90.8 million compared to $124.7 million for the three months ended September 30, 2010, a change of $34.0 million or 27.2%.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$129,142	$131,794	(2.0)%
Change in prepaid reinsurance premiums	(38,387)	(7,047)	(444.7)%
Net change in unearned premiums	$90,755	$124,747	(27.2)%

Validus Re net change in unearned premiums has decreased for the three months ended September 30, 2011 due primarily to the effect of increased purchases of retrocessional cover earlier in 2011.

Talbot. Talbot net change in unearned premiums for the three months ended September 30, 2011 was $7.3 million compared to ($0.5) million for the three months ended September 30, 2010, a change of $7.8 million.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$5,037	$18,504	(72.8)%
Change in prepaid reinsurance premiums	2,289	(18,976)	(112.1)%
Net change in unearned premiums	$7,326	$(472)	NM

NM: Not Meaningful

Talbot net change in unearned premiums has increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during 2011.

Net Premiums Earned

Net premiums earned for the three months ended September 30, 2011 were $458.6 million compared to $432.7 million for the three months ended September 30, 2010, an increase of $26.0 million or 6.0%. Details of net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$234,440	51.1%	$232,117	53.6%	1.0%
Marine	126,630	27.6%	109,904	25.4%	15.2%
Specialty	97,554	21.3%	90,653	21.0%	7.6%
Total	$458,624	100.0%	$432,674	100.0%	6.0%

Validus Re. Validus Re net premiums earned for the three months ended September 30, 2011 were $267.9 million compared to $258.9 million for the three months ended September 30, 2010, an increase of $9.0 million or 3.5%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$191,098	71.4%	$191,027	73.8%	NM
Marine	53,413	19.9%	41,894	16.2%	27.5%
Specialty	23,401	8.7%	25,993	10.0%	(10.0)%
Total	$267,912	100.0%	$258,914	100.0%	3.5%

NM: Not Meaningful

The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Talbot. Talbot net premiums earned for the three months ended September 30, 2011 were $190.7 million compared to $173.8 million for the three months ended September 30, 2010, an increase of $17.0 million or 9.8%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$43,342	22.7%	$41,090	23.6%	5.5%
Marine	73,217	38.4%	68,010	39.2%	7.7%
Specialty	74,153	38.9%	64,660	37.2%	14.7%
Total	$190,712	100.0%	$173,760	100.0%	9.8%

The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premium for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as discussed above.

Losses and Loss Expenses

Losses and loss expenses for the three months ended September 30, 2011 were $226.1 million compared to $158.9 million for the three months ended September 30, 2010, an increase of $67.1 million or 42.2%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended September 30, 2011 and 2010 were 49.3% and 36.7%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended	Percentage
	September 30, 2011	September 30, 2010	Point Change
Property	69.3%	25.8%	43.5
Marine	24.6%	44.0%	(19.4)
Specialty	33.2%	55.9%	(22.7)
All lines	49.3%	36.7%	12.6

For the three months ended September 30, 2011, the Company incurred $51.9 million from notable loss events, which represented 11.3 percentage points of the loss ratio excluding the reserve for development on notable loss events, as described below. Net of $4.0 million of reinstatement premiums, the effect of these events on net income was a decrease of $47.9 million. For the three months ended September 30, 2010, the Company incurred $47.7 million from notable loss events, which represented 11.0 percentage points of the loss ratio, excluding the reserve for development on notable loss events, as described below. Net of $0.6 million of reinstatement premiums, the effect of these events on net income was a decrease of $47.1 million. The three months ended September 30, 2011, includes $63.7 million of additional loss expense attributable to upward revisions on loss events occurring in the current accident year for notable and certain other loss events in previous quarters of 2011, primarily the Tohoku earthquake, New Zealand earthquake and U.S. tornado losses. The Company’s loss ratio, excluding prior year development and notable loss events for the three months ended September 30, 2011 and 2010 was 51.3% and 37.2%, respectively.

		Three months ended September 30, 2011
		(Dollars in thousands)
Third Quarter 2011 Notable Loss Events (a)		Validus Re		Talbot		Total
Description		Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE

Danish floods	Rainstorm	$16,429	6.1%	$3,000	1.6%	$19,429	4.2%
Hurricane Irene	Windstorm	22,951	8.6%	9,500	5.0%	32,451	7.1%
Total		$39,380	14.7%	$12,500	6.6%	$51,880	11.3%

		Three months ended September 30, 2010
		(Dollars in thousands)
Third Quarter 2010 Notable Loss Events (a)		Validus Re		Talbot		Total
Description		Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE

New Zealand earthquake	Earthquake	$25,285	9.8%	$3,400	2.0%	$28,685	6.6%
Oklahoma windstorm	Windstorm	7,500	2.9%	177	0.1%	7,677	1.8%
Political risk	Contract frustration	—	—	5,000	2.9%	5,000	1.1%
Hurricane Karl	Windstorm	3,666	1.4%	2,647	1.5%	6,313	1.5%
Total		$36,451	14.1%	$11,224	6.5%	$47,675	11.0%

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

(b) Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums were $4.0 million for the three months ended September 30, 2011 and $0.6 million for the three months ended September 30, 2010.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
			Percentage
	2011	2010	Point Change
Property - current period - excluding notable losses	62.5%	17.3%	45.2
Property - current period - notable losses	21.7%	18.4%	3.3
Property - change in prior accident years	(14.9)%	(9.9)%	(5.0)
Property - loss ratio	69.3%	25.8%	43.5

Marine - current period - excluding notable losses	37.1%	67.3%	(30.2)
Marine - current period - notable losses	0.4%	0.0%	0.4
Marine - change in prior accident years	(12.9)%	(23.3)%	10.4
Marine - loss ratio	24.6%	44.0%	(19.4)

Specialty - current period - excluding notable losses	42.8%	51.7%	(8.9)
Specialty - current period - notable losses	0.5%	5.5%	(5.0)
Specialty - change in prior accident years	(10.1)%	(1.3)%	(8.8)
Specialty – loss ratio	33.2%	55.9%	(22.7)

All lines - current period - excluding notable losses	51.3%	37.2%	14.1
All lines - current period - notable losses	11.3%	11.0%	0.3
All lines - change in prior accident years	(13.3)%	(11.5)%	(1.8)
All lines - loss ratio	49.3%	36.7%	12.6

Validus Re. Validus Re losses and loss expenses for the three months ended September 30, 2011 were $128.8 million compared to $79.1 million for the three months ended September 30, 2010, an increase of $49.7 million or 62.9%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 48.1% and 30.5% for the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, Validus Re incurred losses of $166.7 million related to current year losses and $37.9 million of favorable development relating to prior accident years. For the three months ended September 30, 2011, favorable loss development on prior accident years benefited the Validus Re loss ratio by 14.1 percentage points. For the three months ended September 30, 2010, Validus Re incurred $98.3 million related to current year losses and $19.2 million of favorable development relating to prior accident years. For the three months ended September 30, 2010, favorable loss development on prior accident years benefited the Validus Re loss ratio by 7.5 percentage points.

For the three months ended September 30, 2011, Validus Re incurred $39.4 million from notable loss events, which represented 14.7 percentage points of the loss ratio excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $4.0 million, the effect of these events on Validus Re segment income was a decrease of $35.4 million. For the three months ended September 30, 2010, Validus Re incurred $36.5 million from notable loss events, which represented 14.1 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $0.8 million, the effect of these events on Validus Re segment income was a decrease of $35.7 million. Validus Re segment loss ratios, excluding prior year development and notable loss events identified above, for the three months ended September 30, 2011 and 2010 were 47.5% and 23.9%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
			Percentage
	2011	2010	Point Change
Property - current period excluding notable losses	59.3%	11.4%	47.9
Property - current period - notable losses	20.6%	19.1%	1.5
Property - change in prior accident years	(16.6)%	(9.0)%	(7.6)
Property - loss ratio	63.3%	21.5%	41.8

Marine - current period excluding notable losses	26.5%	90.3%	(63.8)
Marine - current period - notable losses	0.0%	0.0%	—
Marine - change in prior accident years	(10.4)%	(1.7)%	(8.7)
Marine - loss ratio	16.1%	88.6%	(72.5)

Specialty - current period excluding notable losses	(1.1)%	8.5%	(9.6)
Specialty - current period - notable losses	0.0%	0.0%	—
Specialty - change in prior accident years	(2.4)%	(5.3)%	2.9
Specialty – loss ratio	(3.5)%	3.2%	(6.7)

All lines - current period excluding notable losses	47.5%	23.9%	23.6
All lines - current period - notable losses	14.7%	14.1%	0.6
All lines - change in prior accident years	(14.1)%	(7.5)%	(6.6)
All lines - loss ratio	48.1%	30.5%	17.6

For the three months ended September 30, 2011, Validus Re property lines losses and loss expenses included $152.8 million related to current year losses and $31.8 million of favorable development relating to prior accident years. The favorable development is due primarily to an $8.9 million reduction in loss estimate for the Chilean earthquake, a $5.0 million reduction in the loss estimates for both Windstorm Klaus and the Australian windstorms, and a $7.9 million reduction in loss estimates of various other loss events. For the three months ended September 30, 2010, Validus Re property lines losses and loss expenses included $58.3 million related to current year losses and $17.1 million of favorable development relating to prior accident years. The favorable development was attributable to lower than expected claims development.

For the three months ended September 30, 2011, Validus Re property lines incurred $39.4 million from notable loss events, which represented 20.6 percentage points of the property lines loss ratio. For the three months ended September 30, 2010, Validus Re’s property lines incurred $36.5 million from notable loss events, which represented 19.1 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended September 30, 2011 and 2010 were 59.3% and 11.4%, respectively. The September 30, 2011 property line loss ratio includes $64.9 million of development on current accident year, prior quarters notable losses.

For the three months ended September 30, 2011, Validus Re marine lines losses and loss expenses included $14.1 million related to current year losses and $5.5 million of favorable development relating to prior accident years. The favorable development is due primarily to a $5.0 million reduction in the loss estimate for the Chilean earthquake. For the three months ended September 30, 2010, Validus Re marine lines losses and loss expenses included $37.8 million related to current year losses and $0.7 million of favorable development relating to prior accident years.

For the three months ended September 30, 2011, Validus Re marine lines did not incur any notable losses. For the three months ended September 30, 2010, Validus Re marine lines did not incur any notable losses. Validus Re marine lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended September 30, 2011 and 2010 were 26.5% and 90.3%, respectively. The September 30, 2011 marine line loss ratio includes $11.0 million of favorable development on current accident year, prior quarters notable losses.

For the three months ended September 30, 2011, Validus Re specialty lines included favorable development of current accident year losses or loss expenses of $0.3 million and $0.6 million of favorable development relating to prior accident years. For the three months ended September 30, 2010, Validus Re specialty lines losses and loss expenses included $2.2 million related to current year losses and $1.4 million of favorable development relating to prior accident years.

For the three months ended September 30, 2011, Validus Re specialty lines did not incur any notable losses. For the three months ended September 30, 2010, Validus Re’s specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding prior year development, for the three months ended September 30, 2011 and 2010 were (1.1)% and 8.5%, respectively.

Talbot. Talbot losses and loss expenses for the three months ended September 30, 2011 were $97.2 million compared to $79.8 million for the three months ended September 30, 2010, an increase of $17.4 million or 21.8%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 51.0% and 45.9% for the three months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011, Talbot incurred losses of $120.4 million related to current year losses and $23.2 million of favorable development relating to prior accident years. For the three months ended September 30, 2011, favorable loss development on prior accident years benefited the Talbot loss ratio by 12.2 percentage points. For the three months ended September 30, 2010, Talbot incurred losses of $110.4 million related to current year losses and $30.6 million in favorable development relating to prior accident years. For the three months ended September 30, 2010, favorable loss developments on prior accident years benefited the Talbot loss ratio by 17.6 percentage points.

For the three months ended September 30, 2011, Talbot incurred $12.5 million from notable loss events, which represented 6.6 percentage points of the loss ratio. For the three months ended September 30, 2010, Talbot incurred $11.2 million from notable loss events, which represented 6.5 percentage points of the Talbot loss ratio. Net of reinstatement premiums of ($0.2) million, the effect of these events on Talbot segment income was a decrease of $11.4 million. Talbot loss ratios, excluding prior year loss development and notable loss events identified above, for the three months ended September 30, 2011 and 2010 were 56.6% and 57.0%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
			Percentage
	2011	2010	Point Change
Property - current period excluding notable losses	76.4%	45.0%	31.4
Property - current period - notable losses	26.5%	15.1%	11.4
Property - change in prior accident years	(7.2)%	(14.3)%	7.1
Property - loss ratio	95.7%	45.8%	49.9

Marine - current period excluding notable losses	44.7%	53.1%	(8.4)
Marine - current period - notable losses	0.7%	0.0%	0.7
Marine - change in prior accident years	(14.7)%	(36.6)%	21.9
Marine - loss ratio	30.7%	16.5%	14.2

Specialty - current period excluding notable losses	56.6%	69.0%	(12.4)
Specialty - current period - notable losses	0.7%	7.7%	(7.0)
Specialty - change in prior accident years	(12.5)%	0.3%	(12.8)
Specialty – loss ratio	44.8%	77.0%	(32.2)

All lines - current period excluding notable losses	56.6%	57.0%	(0.4)
All lines - current period - notable losses	6.6%	6.5%	0.1
All lines - change in prior accident years	(12.2)%	(17.6)%	5.4
All lines - loss ratio	51.0%	45.9%	5.1

For the three months ended September 30, 2011, Talbot property lines losses and loss expenses include $44.6 million related to current year losses and $3.1 million of favorable development relating to prior accident years. The prior year favorable development is attributable to lower than expected claims development. For the three months ended September 30, 2010, Talbot property lines losses and loss expenses included $24.7 million related to current year losses and $5.9 million of favorable development relating to prior accident years. The prior year favorable development was attributable to lower than expected claims development on the property facultative and binder accounts.

For the three months ended September 30, 2011, Talbot’s property lines incurred $11.5 million from notable loss events, which represented 26.5 percentage points of the property lines loss ratio. For the three months ended September 30, 2010, Talbot’s property lines incurred $6.2 million from notable loss events, which represented 15.1 percentage points of the property lines loss ratio. Talbot property line loss ratio, excluding prior year development and notable loss events identified above for the three months ended September 30, 2011 and 2010 were 76.4% and 45.0%, respectively.

For the three months ended September 30, 2011, Talbot marine lines losses and loss expenses included $33.3 million related to current year losses and $10.8 million of favorable development relating to prior accident years. The prior year favorable development is due primarily to $10.1 million in favorable claims development on attritional losses. For the three months ended September 30, 2010, Talbot marine lines losses and loss expenses included $36.1 million related to current year losses and $24.9 million of favorable development relating to prior accident years. The prior year favorable development was primarily due to lower than expected loss development across a number of lines but most notably on the offshore energy lines.

For the three months ended September 30, 2011, Talbot’s marine lines incurred $0.5 million from notable loss events, which represented 0.7 percentage points of the marine lines loss ratio. For the three months ended September 30, 2010, Talbot’s marine lines did not incur any notable losses. Talbot marine lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended September 30, 2011 and 2010 were 44.7% and 53.1%, respectively.

For the three months ended September 30, 2011, Talbot specialty lines losses and loss expenses included $42.5 million relating to current year losses and $9.3 million of favorable development relating to prior accident years. The prior year favorable development is due primarily to a $6.9 million reduction in loss estimates on existing large losses. For the three months ended September 30, 2010, Talbot specialty lines losses and loss expenses included $49.6 million relating to current year losses and $0.2 million of adverse development relating to prior accident years.

For the three months ended September 30, 2011, Talbot’s specialty lines incurred $0.5 million from notable loss events, which represented 0.7 percentage points of the specialty lines loss ratio. For the three months ended September 30, 2010, Talbot’s specialty lines incurred $5.0 million from notable loss events, which represented 7.7 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding prior year development and notable loss events identified above for the three months ended September 30, 2011 and 2010 were 56.6% and 69.0%, respectively.

At September 30, 2011 and 2010, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended September 30, 2011.

	As at September 30, 2011
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$749,788	$524,428	$1,274,216
Marine	429,647	337,049	766,696
Specialty	227,605	297,395	525,000
Total	$1,407,040	$1,158,872	$2,565,912

	As at September 30, 2011
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$596,255	$483,549	$1,079,804
Marine	357,558	317,978	675,536
Specialty	176,133	248,239	424,372
Total	$1,129,946	$1,049,766	$2,179,712

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2011:

	Three Months Ended September 30, 2011
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$1,376,439	$1,370,690	$(126,769)	$2,620,360
Losses recoverable	(182,306)	(384,268)	126,769	(439,805)
Net reserves at period beginning	1,194,133	986,422	—	2,180,555

Incurred losses - current year	166,720	120,429	—	287,149
Change in prior accident years	(37,897)	(23,185)	—	(61,082)
Incurred losses	128,823	97,244	—	226,067

Foreign exchange	(18,762)	(7,892)	—	(26,654)
Paid losses	(105,443)	(94,813)	—	(200,256)
Net reserves at period end	1,198,751	980,961	—	2,179,712
Losses recoverable	122,817	376,274	(112,891)	386,200
Gross reserves at period end	$1,321,568	$1,357,235	$(112,891)	$2,565,912

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended September 30, 2011, favorable loss reserve development on prior accident years totaled $61.1 million. Of this, $37.9 million of the favorable loss reserve development related to the Validus Re segment and $23.2 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 13.3 percentage points for the three months ended September 30, 2011. For the three months ended September 30, 2010, favorable loss reserve development on prior accident years totaled $49.8 million. Of this, $19.2 million related to the Validus Re segment and $30.6 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 11.5 percentage points for the three months ended September 30, 2010.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company’s actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. As at June 30, 2011, the total reserve for development on both 2010 and 2011 events was $34.2 million. During the three months ended September 30, 2011, $9.7 million of the reserve for potential development on 2010 and 2011 notable loss events was allocated to the Tohoku earthquake. Therefore as at September 30, 2011 the total reserve for potential development on both 2010 and 2011 events was $24.5 million. As at June 30, 2010, the total reserve for development on 2010 events was $20.0 million. During the three months ended September 30, 2010, the reserve was increased by an additional provision of $30.0 million.

Policy Acquisition Costs

Policy acquisition costs for the three months ended September 30, 2011 were $77.4 million compared to $67.1 million for the three months ended September 30, 2010, an increase of $10.3 million or 15.4%. Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2011 and 2010 were 16.9% and 15.5%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$26,292	34.0%	11.2%	$22,690	33.8%	9.8%	15.9%
Marine	28,182	36.4%	22.3%	24,361	36.3%	22.2%	15.7%
Specialty	22,931	29.6%	23.5%	20,023	29.9%	22.1%	14.5%
Total	$77,405	100.0%	16.9%	$67,074	100.0%	15.5%	15.4%

Validus Re. Validus Re policy acquisition costs for the three months ended September 30, 2011 were $42.8 million compared to $39.8 million for the three months ended September 30, 2010, an increase of $3.0 million or 7.6%.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$26,052	60.9%	13.6%	$27,335	68.6%	14.3%	(4.7)%
Marine	12,609	29.4%	23.6%	9,113	22.9%	21.8%	38.4%
Specialty	4,173	9.7%	17.8%	3,370	8.5%	13.0%	23.8%
Total	$42,834	100.0%	16.0%	$39,818	100.0%	15.4%	7.6%

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs. Validus Re policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2011 and 2010 were 16.0% and 15.4%, respectively. The policy acquisition cost ratio in the specialty line has increased by 4.8 percentage points due primarily to negative earned premium adjustments in the three months ended September 30, 2011.

Talbot. Talbot policy acquisition costs for the three months ended September 30, 2011 were $36.7 million compared to $32.5 million for the three months ended September 30, 2010, an increase of $4.2 million or 12.9%.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$2,178	5.9%	5.0%	$433	1.3%	1.1%	403.0%
Marine	15,674	42.8%	21.4%	15,302	47.2%	22.5%	2.4%
Specialty	18,799	51.3%	25.4%	16,716	51.5%	25.9%	12.5%
Total	$36,651	100.0%	19.2%	$32,451	100.0%	18.7%	12.9%

Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2011 and 2010 were 19.2% and 18.7%, respectively. The policy acquisition cost ratio in the Talbot property lines increased due to several property treaty contracts attracting high policy acquisition cost rates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $35.9 million compared to $48.8 million for the three months ended September 30, 2010, a decrease of $12.9 million or 26.4%. The decrease was a result of decreased expenses in the Corporate and Talbot segments, offset by an increase in the Validus Re segment.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$8,129	22.6%	$5,663	11.6%	43.5%
Talbot	23,164	64.5%	33,201	68.0%	(30.2)%
Corporate & Eliminations	4,633	12.9%	9,967	20.4%	(53.5)%
Total	$35,926	100.0%	$48,831	100.0%	(26.4)%

General and administrative expenses of $35.9 million in the three months ended September 30, 2011 represents 7.8 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the three months ended September 30, 2011 were $8.1 million compared to $5.7 million for the three months ended September 30, 2010, an increase of $2.5 million or 43.5%. General and administrative expenses have increased due primarily to a reduction in employee severance costs relating to the IPC acquisition in the three months ended September 30, 2010, offset by a reduction in the performance bonus accrual during the quarter. In addition, general and administrative expenses have also increased due to a $0.7 million increase in professional fees.  General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2011 and 2010 were 3.0% and 2.2%, respectively.

Talbot. Talbot general and administrative expenses for the three months ended September 30, 2011 were $23.2 million compared to $33.2 million for the three months ended September 30, 2010, a decrease of $10.0 million or 30.2%. General and administrative expenses have decreased primarily due to a decrease in the performance bonus accrual during the quarter.  To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of $0.9 million relating to the New York operations from the Corporate segment to the Talbot segment. This reallocation contributed to an offsetting increase in general and administrative expenses in the quarter. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2011 and 2010 were 12.1% and 19.1%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended September 30, 2011 were $4.6 million compared to $10.0 million for the three months ended September 30, 2010, a decrease of $5.3 million or 53.5%. To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of $0.9 million relating to the New York operations from the Corporate segment to the Talbot segment. There was also an allocation of corporate expenses of $0.8 million to the operating segments relating to group wide costs. General and administrative expenses have also decreased due to a decrease in the performance bonus accrual during the quarter.  Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the three months ended September 30, 2011 were $7.4 million compared to $7.6 million for the three months ended September 30, 2010, a decrease of $0.2 million or 3.1%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$2,190	29.7%	$1,869	24.6%	17.2%
Talbot	1,903	25.8%	1,754	23.0%	8.5%
Corporate & Eliminations	3,289	44.5%	3,995	52.4%	(17.7)%
Total	$7,382	100.0%	$7,618	100.0%	(3.1)%

Share compensation expenses of $7.4 million in the three months ended September 30, 2011 represents 1.6 percentage points of the general and administrative expense ratio.

Validus Re. Validus Re share compensation expenses for the three months ended September 30, 2011 were $2.2 million compared to $1.9 million for the three months ended September 30, 2010, an increase of $0.3 million or 17.2%. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2011 and 2010 were 0.8% and 0.7%, respectively.

Talbot. Talbot share compensation expenses for the three months ended September 30, 2011 was $1.9 million compared to $1.8 million for the three months ended September 30, 2010, an increase of $0.1 million or 8.5%. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2011 and 2010 were 1.0% and 1.0%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the three months ended September 30, 2011 were $3.3 million compared to $4.0 million for the three months ended September 30, 2010, a decrease of $0.7 million or 17.7%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Percentage
	September 30, 2011	September 30, 2010	Point Change
Losses and loss expense ratio	49.3%	36.7%	12.6
Policy acquisition cost ratio	16.9%	15.5%	1.4
General and administrative expense ratio (a)	9.4%	13.0%	(3.6)
Expense ratio	26.3%	28.5%	(2.2)
Combined ratio	75.6%	65.2%	10.4

	Three Months Ended	Three Months Ended	Percentage
Validus Re	September 30, 2011	September 30, 2010	Point Change
Losses and loss expense ratio	48.1%	30.5%	17.6
Policy acquisition cost ratio	16.0%	15.4%	0.6
General and administrative expense ratio (a)	3.9%	2.9%	1.0
Expense ratio	19.9%	18.3%	1.6
Combined ratio	68.0%	48.8%	19.2

	Three Months Ended	Three Months Ended	Percentage
Talbot	September 30, 2011	September 30, 2010	Point Change
Losses and loss expense ratio	51.0%	45.9%	5.1
Policy acquisition cost ratio	19.2%	18.7%	0.5
General and administrative expense ratio (a)	13.1%	20.1%	(7.0)
Expense ratio	32.3%	38.8%	(6.5)
Combined ratio	83.3%	84.7%	(1.4)

(a) Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the three months ended September 30, 2011 and 2010 were 9.4% and 13.0%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$35,926	7.8%	$48,831	11.3%
Share compensation expenses	7,382	1.6%	7,618	1.7%
Total	$43,308	9.4%	$56,449	13.0%

Underwriting Income

Underwriting income for the three months ended September 30, 2011 was $111.8 million compared to underwriting income of $150.2 million for the three months ended September 30, 2010, a decrease of $38.4 million, or 25.5%.

(Dollars in thousands)	Three Months Ended September 30, 2011	% of sub-total	Three Months Ended September 30, 2010	% of sub-total	% Change
Validus Re	$85,936	73.0%	$132,466	83.3%	(35.1)%
Talbot	31,750	27.0%	26,516	16.7%	19.7%
Sub-total	117,686	100.0%	158,982	100.0%	(26.0)%
Corporate & Eliminations	(5,842)		(8,767)		(33.4)%
Total	$111,844		$150,215		(25.5)%

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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010
Underwriting income	$111,844	$150,215
Net investment income	27,747	34,033
Other income	—	1,082
Finance expenses	(10,935)	(13,715)
Net realized gains on investments	5,246	23,058
Net unrealized (losses) gains on investments	(27,848)	31,588
Foreign exchange (losses) gains	(19,932)	10,790
Transaction expenses	(13,583)	—
Tax (expense) benefit	(2,538)	1,422
Net income	$70,001	$238,473

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

Net Investment Income

Net investment income for the three months ended September 30, 2011 was $27.7 million compared to $34.0 million for the three months ended September 30, 2010, a decrease of $6.3 million or 18.5%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended September 30, 2011 and 2010 are as provided below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	% Change
Fixed maturities and short-term investments	$27,773	$34,531	(19.6)%
Cash and cash equivalents	1,864	960	94.2%
Securities lending income	7	49	(85.7)%
Total gross investment income	29,644	35,540	(16.6)%
Investment expenses	(1,897)	(1,507)	25.9%
Net investment income	$27,747	$34,033	(18.5)%

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 1.80% and 2.32% for the three months ended September 30, 2011 and 2010, respectively, and the average duration of the portfolio at September 30, 2011 was 1.56 years (December 31, 2010 — 2.27 years).

Other Income

Other income for the three months ended September 30, 2011 was $0.0 million compared to $1.1 million for the three months ended September 30, 2010, a decrease of $1.1 million or 100.0%.

Finance Expenses

Finance expenses for the three months ended September 30, 2011 were $10.9 million compared to $13.7 million for the three months ended September 30, 2010, a decrease of $2.8 million or 20.3%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change
2006 Junior Subordinated Deferrable Debentures	$1,456	$3,588	(59.4)%
2007 Junior Subordinated Deferrable Debentures	3,029	3,029	0.0%
2010 Senior Notes due 2040	5,597	5,597	0.0%
Credit facilities	1,508	1,501	0.5%
AlphaCat Re 2011 fees (a)	(807)	—	NM
Talbot FAL Facility	152	—	NM
Talbot other interest	—	—	NM
Talbot third party FAL facility	—	—	NM
Finance expenses	$10,935	$13,715	(20.3)%

(a) Includes finance expenses and preferred share dividends attributable to AlphaCat Re 2011.

NM: Not Meaningful

The decrease in finance expenses of $2.8 million, was due primarily to the basis of repayment on the 2006 Junior Subordinated Deferrable Debentures changing from a fixed interest rate to LIBOR plus a spread, resulting in lower interest payments.

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

Tax (Expense) Benefit

Tax expense for the three months ended September 30, 2011 was ($2.5) million compared to a benefit of $1.4 million for the three months ended September 30, 2010, an increase of $4.0 million or 278.5%. The increase is primarily due to higher taxable income in the Talbot segment for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net Realized Gains on Investments

Net realized gains on investments for the three months ended September 30, 2011 were $5.2 million compared to $23.1 million for the three months ended September 30, 2010, a decrease of $17.8 million or 77.2%.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on investments for the three months ended September 30, 2011 were ($27.8) million compared to gains of $31.6 million for the three months ended September 30, 2010, a decrease of $59.4 million or 188.2%. The net unrealized losses for the three months ended September 30, 2011 were primarily a result of losses experienced in the corporate bond and bank loan portfolios.

Net unrealized gains (losses) on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were previously identified as trading in inactive markets.

Foreign Exchange (Losses) Gains

Foreign exchange losses for the three months ended September 30, 2011 were ($19.9) million compared to gains of $10.8 million for the three months ended September 30, 2010, an unfavorable movement of $30.7 million or

284.7%. The unfavorable movement in foreign exchange was due primarily to the increased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. For the three months ended September 30, 2011, Validus Re recognized foreign exchange losses of ($9.9) million, Talbot recognized foreign exchange losses of ($9.9) million. The Euro to U.S. dollar exchange rates were 1.34 and 1.44 at September 30, 2011 and June 30, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.56 and 1.60 at September 30, 2011 and June 30, 2011, respectively. During the quarter, the Euro depreciated by 7.0%, while the British pound depreciated by 2.7%.

For the three months ended September 30, 2011, Validus Re segment foreign exchange losses were ($9.9) million compared to gains of $2.9 million for the three months ended September 30, 2010, an unfavorable movement of  $12.8 million or 443.4%. The unfavorable movement in Validus foreign exchange losses was due primarily to a $3.8 million loss on a derivative to hedge Chilean pesos and $4.5 million of losses incurred as a result of the revaluation of assets and liabilities held in Australian dollars, New Zealand dollars and Euros.

For the three months ended September 30, 2011, Talbot segment foreign exchange losses were ($9.9) million compared to gains of $7.6 million for the three months ended September 30, 2010, an unfavorable movement of $17.5 million or 230.9%. The unfavorable movement in Talbot segment foreign exchange was due primarily to $5.4 million of losses incurred as a result of the revaluation of assets held in Australian dollars, Swiss francs and Euros. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

At September 30, 2011, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $101.9 million and $20.8 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $72.0 million and $9.1 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the three months ended September 30, 2011 was $13.5 million compared to $0.0 million for the three months ended September 30, 2010, an increase of $13.5 million.

Transaction Expenses

During the three months ended September 30, 2011, the Company incurred $13.6 million in transaction expenses related to its proposed acquisition of Transatlantic Holdings, Inc. (“Transatlantic”). Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

The following table presents results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Gross premiums written	$391,129	$344,040	$1,846,412	$1,731,835
Reinsurance premiums ceded	(30,586)	(35,641)	(272,752)	(194,106)
Net premiums written	360,543	308,399	1,573,660	1,537,729
Change in unearned premiums	98,081	124,275	(259,863)	(209,417)
Net premiums earned	458,624	432,674	1,313,797	1,328,312

Losses and loss expenses	226,067	158,936	909,572	832,361
Policy acquisition costs	77,405	67,074	232,931	217,376
General and administrative expenses	35,926	48,831	145,244	154,779
Share compensation expenses	7,382	7,618	27,059	21,040
Total underwriting deductions	346,780	282,459	1,314,806	1,225,556

Underwriting income (loss) (a)	111,844	150,215	(1,009)	102,756

Net investment income	27,747	34,033	84,216	103,141
Other income	—	1,082	2,201	4,667
Finance expenses	(10,935)	(13,715)	(41,297)	(42,084)
Operating income before taxes	128,656	171,615	44,111	168,480
Tax (expense) benefit	(2,538)	1,422	(1,050)	(2,068)
Net operating income (a)	126,118	173,037	43,061	166,412

Net realized gains on investments	5,246	23,058	23,177	46,897
Net unrealized (losses) gains on investments	(27,848)	31,588	(22,150)	88,641
Foreign exchange (losses) gains	(19,932)	10,790	(22,390)	(2,073)
Transaction expenses	(13,583)	—	(13,583)	—
Net income	70,001	238,473	8,115	299,877

Net income attributable to noncontrolling interest	(13,516)	—	(14,110)	—
Net income (loss) available (attributable) to Validus	$56,485	$238,473	$(5,995)	$299,877

Selected ratios:
Net premiums written / Gross premiums written	92.2%	89.6%	85.2%	88.8%

Losses and loss expenses	49.3%	36.7%	69.2%	62.7%

Policy acquisition costs	16.9%	15.5%	17.7%	16.4%
General and administrative expenses (b)	9.4%	13.0%	13.1%	13.2%
Expense ratio	26.3%	28.5%	30.8%	29.6%
Combined ratio	75.6%	65.2%	100.0%	92.3%

(a)          Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income and net operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income (Loss).”

(b)         The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Validus Re
Gross premiums written	$182,803	$142,630	$1,135,692	$1,067,253
Reinsurance premiums ceded	(5,646)	(8,463)	(150,669)	(62,748)
Net premiums written	177,157	134,167	985,023	1,004,505
Change in unearned premiums	90,755	124,747	(232,124)	(199,629)
Net premiums earned	267,912	258,914	752,899	804,876

Losses and loss expenses	128,823	79,098	533,402	551,811
Policy acquisition costs	42,834	39,818	118,669	121,300
General and administrative expenses	8,129	5,663	34,244	32,958
Share compensation expenses	2,190	1,869	7,118	5,247
Total underwriting deductions	181,976	126,448	693,433	711,316

Underwriting income (a)	85,936	132,466	59,466	93,560

Talbot
Gross premiums written	$238,937	$218,722	$778,880	$742,973
Reinsurance premiums ceded	(55,551)	(44,490)	(190,243)	(209,749)
Net premiums written	183,386	174,232	588,637	533,224
Change in unearned premiums	7,326	(472)	(27,739)	(9,788)
Net premiums earned	190,712	173,760	560,898	523,436

Losses and loss expenses	97,244	79,838	376,170	280,550
Policy acquisition costs	36,651	32,451	116,174	106,043
General and administrative expenses	23,164	33,201	86,604	83,709
Share compensation expenses	1,903	1,754	6,648	4,781
Total underwriting deductions	158,962	147,244	585,596	475,083

Underwriting income (loss) (a)	31,750	26,516	(24,698)	48,353

Corporate & Eliminations
Gross premiums written	$(30,611)	$(17,312)	$(68,160)	$(78,391)
Reinsurance premiums ceded	30,611	17,312	68,160	78,391
Net premiums written	—	—	—	—
Change in unearned premiums	—	—	—	—
Net premiums earned	—	—	—	—

Losses and loss expenses	—	—	—	—
Policy acquisition costs	(2,080)	(5,195)	(1,912)	(9,967)
General and administrative expenses	4,633	9,967	24,396	38,112
Share compensation expenses	3,289	3,995	13,293	11,012
Total underwriting deductions	5,842	8,767	35,777	39,157

Underwriting (loss) (a)	(5,842)	(8,767)	(35,777)	(39,157)

Total underwriting income (loss) (a)	$111,844	$150,215	$(1,009)	$102,756

(a)          Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income (Loss).”

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Net loss attributable to Validus for the nine months ended September 30, 2011 was ($6.0) million compared to net income available to Validus of $299.9 million for the nine months ended September 30, 2010, a decrease of $305.9 million or 102.0%. The primary factors driving the decrease in net income were:

•                  Decrease in underwriting loss of $103.8 million due primarily to a $77.2 million increase in loss and loss expenses, due primarily to increased impact of notable loss events. Earned premiums decreased by $14.5 million and other underwriting deductions increased by $12.0 million; and

•                  Decrease in net unrealized gains on investments of $110.8 million.

The change in net income available to Validus for the nine months ended September 30, 2011 of $305.9 million as compared to the nine months ended September 30, 2010 is described in the following table:

	Nine Months Ended September 30, 2011
	(Decrease) Increase over the Nine Months Ended September 30, 2010
(Dollars in thousands)	Validus Re	Talbot	Corporate and Eliminations	Total
Notable losses — (increase) in net loss and loss expenses (a)	$(33,086)	$(49,500)	$—	$(82,586)
Less: Notable losses - increase (decrease) in net reinstatement premiums (a)	16,897	(2,194)	—	14,703
Other underwriting (loss) income	(17,905)	(21,357)	3,380	(35,882)
Underwriting (loss) income (b)	(34,094)	(73,051)	3,380	(103,765)
Net investment income	(16,245)	(2,772)	92	(18,925)
Other income	1,138	(1,948)	(1,656)	(2,466)
Finance expenses	(3,007)	2,926	868	787
	(52,208)	(74,845)	2,684	(124,369)
Taxes	172	995	(149)	1,018
	(52,036)	(73,850)	2,535	(123,351)

Net realized (losses) on investments	(22,455)	(1,265)	—	(23,720)
Net unrealized (losses) on investments	(93,328)	(17,463)	—	(110,791)
Foreign exchange (losses)	(16,552)	(3,385)	(380)	(20,317)
Transaction expenses	—	—	(13,583)	(13,583)

Net (loss)	(184,371)	(95,963)	(11,428)	(291,762)

Net income attributable to noncontrolling interest	(14,110)	—	—	(14,110)
Net (loss) attributable to Validus	$(198,481)	$(95,963)	$(11,428)	$(305,872)

(a)          Notable losses for the nine months ended September 30, 2011 include: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods and Hurricane Irene. Notable losses for the nine months ended September 30, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, a Political risk loss and Hurricane Karl. Excludes reserve for potential development on 2010 and 2011 notable loss events.

(b)         Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income (Loss).”

Gross Premiums Written

Gross premiums written for the nine months ended September 30, 2011 were $1,846.4 million compared to $1,731.8 million for the nine months ended September 30, 2010, an increase of $114.6 million or 6.6%. The property, marine and specialty lines increased by $52.3 million, $32.0 million and $30.3 million, respectively. Details of gross premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$1,026,103	55.6%	$973,808	56.2%	5.4%
Marine	485,734	26.3%	453,751	26.2%	7.0%
Specialty	334,575	18.1%	304,276	17.6%	10.0%
Total	$1,846,412	100.0%	$1,731,835	100.0%	6.6%

Validus Re. Validus Re gross premiums written for the nine months ended September 30, 2011 were $1,135.7 million compared to $1,067.3 million for the nine months ended September 30, 2010, an increase of $68.4 million or 6.4%. Details of Validus Re gross premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$829,934	73.1%	$773,289	72.5%	7.3%
Marine	222,659	19.6%	222,891	20.8%	(0.1)%
Specialty	83,099	7.3%	71,073	6.7%	16.9%
Total	$1,135,692	100.0%	$1,067,253	100.0%	6.4%

The increase in the Validus Re property lines of $56.6 million was due primarily to a $61.4 million increase in premiums written by AlphaCat Re 2011 and a $29.0 million increase in reinstatement premiums following the large catastrophe events during the nine months ended September 30, 2011. This was partially offset by a $34.1 million decrease in new and renewing premiums written on a proportional basis. The increase in gross premiums written in the Validus Re specialty lines of $12.0 million was due primarily to a $9.4 million increase in new and renewing business including a $2.0 million increase in new business generated by Validus Re Singapore and $4.2 million increase in premium adjustments.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the nine months ended September 30, 2011 decreased by $10.2 million as compared to the nine months ended September 30, 2010. The decrease in premiums written was due to an $11.3 million decrease in the marine lines and a $1.2 million decrease in the specialty lines partially offset by a $2.2 million increase in the property lines. These reinsurance agreements with Talbot are eliminated upon consolidation.

Talbot. Talbot gross premiums written for the nine months ended September 30, 2011 were $778.9 million compared to $743.0 million for the nine months ended September 30, 2010, an increase of $35.9 million or 4.8%. The $778.9 million of gross premiums written translated at 2010 rates of exchange would have been $769.2 million for the nine months ended September 30, 2011, giving an effective increase of $26.2 million or 3.5%. Details of Talbot gross premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$254,524	32.6%	$256,604	34.5%	(0.8)%
Marine	267,586	34.4%	246,650	33.2%	8.5%
Specialty	256,770	33.0%	239,719	32.3%	7.1%
Total	$778,880	100.0%	$742,973	100.0%	4.8%

Talbot gross premiums written decreased across the property lines by $2.1 million and increased across the marine and specialty lines by $20.9 million and $17.1 million, respectively. The increase in the marine lines is due primarily to a $24.5 million increase in gross premiums written across the offshore energy, marine liability and hull lines. The increase in the specialty lines is due primarily to a $27.5 million increase in the war, political risk and violence lines, partially offset by a $8.8 million decrease in the bloodstock and livestock lines as this book of business ceased direct writing at the end of 2010.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the nine months ended September 30, 2011 were $272.8 million compared to $194.1 million for the nine months ended September 30, 2010, an increase of $78.6 million, or 40.5%.  Reinsurance premiums ceded on the property lines increased by $87.8 million. Reinsurance premiums ceded on the specialty lines and marine lines decreased by $6.5 million and $2.7 million, respectively. Details of reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$196,989	72.3%	$109,162	56.3%	80.5%
Marine	34,210	12.5%	36,926	19.0%	(7.4)%
Specialty	41,553	15.2%	48,018	24.7%	(13.5)%
Total	$272,752	100.0%	$194,106	100.0%	40.5%

Validus Re. Validus Re reinsurance premiums ceded for the nine months ended September 30, 2011 were $150.7 million compared to $62.7 million for the nine months ended September 30, 2010, an increase of $87.9 million, or 140.1%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$135,389	89.9%	$43,452	69.3%	211.6%
Marine	14,779	9.8%	19,328	30.8%	(23.5)%
Specialty	501	0.3%	(32)	(0.1)%	NM
Total	$150,669	100.0%	$62,748	100.0%	140.1%

NM: Not Meaningful

Reinsurance premiums ceded in the Validus Re property line increased by $91.9 million, this was due primarily to $45.0 million of proportional retrocessional coverage on the worldwide catastrophe portfolio purchased for the first time in 2011. In addition, increased U.S. retrocessional coverage of $27.9 million was purchased to ensure that the Company would be well positioned to take advantage of opportunities in a post loss environment. Furthermore it was necessary to reinstate retrocessional coverage for the international property book following the notable loss events in the year which lead to a $17.0 million increase. Reinsurance premiums ceded on the Validus Re marine lines decreased by $4.5 million due primarily to a $3.2 million decrease in non-proportional retrocessional coverage purchased during the nine months ended September 30, 2011.

Talbot. Talbot reinsurance premiums ceded for the nine months ended September 30, 2011 were $190.2 million compared to $209.7 million for the nine months ended September 30, 2010, a decrease of $19.5 million or 9.3%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$119,955	63.0%	$121,795	58.1%	(1.5)%
Marine	23,942	12.6%	33,388	15.9%	(28.3)%
Specialty	46,346	24.4%	54,566	26.0%	(15.1)%
Total	$190,243	100.0%	$209,749	100.0%	(9.3)%

Reinsurance premiums ceded in the Talbot property lines decreased by $1.8 million for the nine months ended September 30, 2011. Reinsurance premiums ceded in the Talbot marine lines decreased by $9.4 million for the nine months ended September 30, 2011 primarily due to an $11.9 million decrease in marine treaty premiums ceded, partially offset by an increase of $3.1 million in reinstatement premiums. Reinsurance premiums ceded in the Talbot specialty lines decreased by $8.2 million for the nine months ended September 30, 2011 due primarily to a $7.1 million decrease in premiums ceded in the aviation treaty lines due to timing changes on the inception of the program.

Net Premiums Written

Net premiums written for the nine months ended September 30, 2011 were $1,573.7 million compared to $1,537.7 million for the nine months ended September 30, 2010, an increase of $35.9 million, or 2.3%. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2011 and 2010 were 85.2% and 88.8%, respectively. Details of net premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$829,114	52.7%	$864,646	56.2%	(4.1)%
Marine	451,524	28.7%	416,825	27.1%	8.3%
Specialty	293,022	18.6%	256,258	16.7%	14.3%
Total	$1,573,660	100.0%	$1,537,729	100.0%	2.3%

Validus Re. Validus Re net premiums written for the nine months ended September 30, 2011 were $985.0 million compared to $1,004.5 million for the nine months ended September 30, 2010, a decrease of $19.5 million or 1.9%.  Details of Validus Re net premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$694,545	70.5%	$729,837	72.6%	(4.8)%
Marine	207,880	21.1%	203,563	20.3%	2.1%
Specialty	82,598	8.4%	71,105	7.1%	16.2%
Total	$985,023	100.0%	$1,004,505	100.0%	(1.9)%

The decrease in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 86.7% and 94.1% for the nine months ended September 30, 2011 and 2010, respectively. This reflects the increase in reinsurance premiums ceded as a result of the purchase of additional and replacement retrocessional coverage as described above.

Talbot. Talbot net premiums written for the nine months ended September 30, 2011 were $588.6 million compared to $533.2 million for the nine months ended September 30, 2010, an increase of $55.4 million or 10.4%. Details of Talbot net premiums written by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$134,569	22.9%	$134,809	25.3%	(0.2)%
Marine	243,644	41.4%	213,262	40.0%	14.2%
Specialty	210,424	35.7%	185,153	34.7%	13.6%
Total	$588,637	100.0%	$533,224	100.0%	10.4%

The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2011 and 2010 were 75.6% and 71.8%, respectively, reflecting the lower reinsurance premiums ceded.

Change in Unearned Premiums

Change in unearned premiums for the nine months ended September 30, 2011 was ($259.9) million compared to ($209.4) million for the nine months ended September 30, 2010, a change of $50.4 million or 24.1%.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(330,077)	$(238,799)	38.2%
Change in prepaid reinsurance premiums	70,214	29,382	139.0%
Net change in unearned premiums	$(259,863)	$(209,417)	24.1%

Validus Re. Validus Re change in unearned premiums for the nine months ended September 30, 2011 was ($232.1) million compared to ($199.6) million for the nine months ended September 30, 2010, a change of $32.5 million, or 16.3%.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(274,113)	$(204,418)	34.1%
Change in prepaid reinsurance premiums	41,989	4,789	(776.8)%
Net change in unearned premiums	$(232,124)	$(199,629)	16.3%

Validus Re net change in unearned premiums has increased for the nine months ended September 30, 2011 due primarily to the earnings pattern of gross premiums written and ceded premiums during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Talbot. Talbot change in unearned premiums for the nine months ended September 30, 2011 was ($27.7) million compared to ($9.8) million for the nine months ended September 30, 2010, a change of $18.0 million, or 183.4%.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(55,964)	$(34,381)	62.8%
Change in prepaid reinsurance premiums	28,225	24,593	14.8%
Net change in unearned premiums	$(27,739)	$(9,788)	183.4%

Talbot net change in unearned premiums has increased for the nine months ended September 30, 2011 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net Premiums Earned

Net premiums earned for the nine months ended September 30, 2011 were $1,313.8 million compared to $1,328.3 million for the nine months ended September 30, 2010, a decrease of $14.5 million or 1.1%. Details of net premiums earned by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$654,777	49.8%	$705,199	53.1%	(7.2)%
Marine	370,423	28.2%	325,722	24.5%	13.7%
Specialty	288,597	22.0%	297,391	22.4%	(3.0)%
Total	$1,313,797	100.0%	$1,328,312	100.0%	(1.1)%

Validus Re. Validus Re net premiums earned for the nine months ended September 30, 2011 were $752.9 million compared to $804.9 million for the nine months ended September 30, 2010, a decrease of $52.0 million or 6.5%. Details of Validus Re net premiums earned by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$534,647	71.0%	$588,915	73.2%	(9.2)%
Marine	153,820	20.4%	131,077	16.3%	17.4%
Specialty	64,432	8.6%	84,884	10.5%	(24.1)%
Total	$752,899	100.0%	$804,876	100.0%	(6.5)%

The decrease in Validus Re net premiums earned is generally consistent with the decrease in net premiums written for the nine months ended September 30, 2011.

Talbot. Talbot net premiums earned for the nine months ended September 30, 2011 were $560.9 million compared to $523.4 million for the nine months ended September 30, 2010, an increase of $37.5 million or 7.2%. Details of Talbot net premiums earned by line of business are provided below.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$120,130	21.4%	$116,284	22.2%	3.3%
Marine	216,603	38.6%	194,645	37.2%	11.3%
Specialty	224,165	40.0%	212,507	40.6%	5.5%
Total	$560,898	100.0%	$523,436	100.0%	7.2%

The increase in Talbot net premiums earned is due primarily to the increased levels of gross premiums written partially offset by the increased levels of reinsurance premiums ceded during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Losses and Loss Expenses

Losses and loss expenses for the nine months ended September 30, 2011 were $909.6 million compared to $832.4 million for the nine months ended September 30, 2010, an increase of $77.2 million or 9.3%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the nine months ended September 30, 2011 and 2010 were 69.2% and 62.7%, respectively. Details of loss ratios by line of business are provided below.

	Nine Months Ended	Nine Months Ended	Percentage
	September 30, 2011	September 30, 2010	Point Change
Property	86.1%	71.4%	14.7
Marine	65.1%	58.6%	6.5
Specialty	36.2%	46.3%	(10.1)
All lines	69.2%	62.7%	6.5

	Nine Months Ended September 30,
			Percentage
	2011	2010	Point Change
Property - current period - excluding notable losses	26.4%	26.2%	0.2
Property - current period - notable losses	67.7%	53.6%	14.1
Property - change in prior accident years	(8.0)%	(8.4)%	0.4
Property - loss ratio	86.1%	71.4%	14.7

Marine - current period - excluding notable losses	48.4%	55.2%	(6.8)
Marine - current period - notable losses	25.1%	19.6%	5.5
Marine - change in prior accident years	(8.4)%	(16.2)%	7.8
Marine - loss ratio	65.1%	58.6%	6.5

Specialty - current period - excluding notable losses	44.9%	45.6%	(0.7)
Specialty - current period - notable losses	1.7%	5.6%	(3.9)
Specialty - change in prior accident years	(10.4)%	(4.9)%	(5.5)
Specialty — loss ratio	36.2%	46.3%	(10.1)

All lines - current period - excluding notable losses	36.6%	37.7%	(1.1)
All lines - current period - notable losses	41.2%	34.5%	6.7
All lines - change in prior accident years	(8.6)%	(9.5)%	0.9
All lines - loss ratio	69.2%	62.7%	6.5

Validus Re. Validus Re losses and loss expenses for the nine months ended September 30, 2011 were $533.4 million compared to $551.8 million for the nine months ended September 30, 2010, a decrease of $18.4 million or 3.3%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 70.8% and 68.6% for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, Validus Re incurred $594.9 million related to current year losses and $61.5 million of favourable loss development relating to prior accident years. For the nine months ended September 30, 2011, favourable loss development on prior accident years benefited the Validus Re loss ratio by 8.2 percentage points. For the nine months ended September 30, 2010, Validus Re incurred $600.4 million related to current year losses and $48.6 million of favourable loss development relating to prior accident years. For the nine months ended September 30, 2010, favourable loss development on prior accident years benefited the Validus Re loss ratio by 6.0 percentage points. For the nine months ended September 30, 2011, Validus Re incurred $414.7 million from notable loss events, which represented 55.1 percentage points of the Validus Re segment loss ratio, excluding reserve for potential development on notable loss events. For the nine months ended September 30, 2010, Validus Re incurred $381.6 million from notable loss events, which represented 47.4 percentage points of the Validus Re segment loss ratio. Validus Re segment loss ratios, excluding prior year development and notable loss events identified below, for the nine months ended September 30, 2011 and 2010 were 23.9% and 27.2%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Nine Months ended September 30,
			Percentage
	2011	2010	Point Change
Property - current period excluding notable losses	18.9%	21.5%	(2.6)
Property - current period - notable losses	66.9%	55.9%	11.0
Property - change in prior accident years	(8.3)%	(6.6)%	(1.7)
Property - loss ratio	77.5%	70.8%	6.7

Marine - current period excluding notable losses	43.0%	58.7%	(15.7)
Marine - current period - notable losses	37.0%	34.2%	2.8
Marine - change in prior accident years	(6.5)%	(6.4)%	(0.1)
Marine - loss ratio	73.5%	86.5%	(13.0)

Specialty - current period excluding notable losses	20.4%	18.2%	2.2
Specialty - current period - notable losses	0.0%	8.8%	(8.8)
Specialty - change in prior accident years	(11.3)%	(1.4)%	(9.9)
Specialty — loss ratio	9.1%	25.6%	(16.5)

All lines - current period excluding notable losses	23.9%	27.2%	(3.3)
All lines - current period - notable losses	55.1%	47.4%	7.7
All lines - change in prior accident years	(8.2)%	(6.0)%	(2.2)
All lines - loss ratio	70.8%	68.6%	2.2

For the nine months ended September 30, 2011, the Validus Re property line incurred $458.7 million related to current year losses and $44.3 million of favorable development relating to prior accident years. This favorable development was due to an $8.9 million reduction in the loss estimate for the Chilean earthquake, a $5.0 million reduction in the loss estimates for both Windstorm Klaus and the Australian windstorms, as well as $25.4 million of favorable development on attritional losses and various smaller loss events. For the nine months ended September 30, 2010, the Validus Re property lines included $455.7 million related to current year losses and $39.0 million of favorable development relating to prior accident years. This favorable development was attributable to $30.6 million in favorable development on attritional losses and $8.4 million in favorable development on various loss events. For the nine months ended September 30, 2011, Validus Re property line incurred $357.8 million from notable loss events, which represented 66.9 percentage points of the Validus Re property line loss ratio, excluding the reserve for potential development on notable loss events. For the nine months ended September 30, 2010, Validus Re property line incurred $329.2 million from notable loss events, which represented 55.9 percentage points of the Validus Re property line loss ratio. Validus Re property line loss ratios, excluding prior year development and notable loss events identified above, for the nine months ended September 30, 2011 and 2010 were 18.9% and 21.5%, respectively.

For the nine months ended September 30, 2011, the Validus Re marine line incurred $123.1 million related to current year losses and $10.0 million of favorable development relating to prior accident years. This favorable development was attributable to $5.0 million of favorable development on the Chilean earthquake and $5.0 million of favorable development on attritional losses. For the nine months ended September 30, 2010, the Validus Re marine lines included $121.8 million related to current year losses and $8.3 million of favorable development relating to prior accident years. For the nine months ended September 30, 2011, Validus Re marine line incurred $56.9 million from notable loss events, which represented 37.0 percentage points of the Validus Re marine line loss ratio, excluding reserve for potential development on notable loss events. For the nine months ended September 30, 2010, Validus Re marine line incurred $44.9 million from notable loss events, which represented 34.2 percentage points of the Validus Re marine line loss ratio. Validus Re marine line loss ratios, excluding prior year development and notable loss events identified above, for the nine months ended September 30, 2011 and 2010 were 43.0% and 58.7%, respectively.

For the nine months ended September 30, 2011, the Validus Re specialty line incurred $13.1 million related to current year losses and $7.3 million of favorable development relating to prior accident years. This favorable development was attributable to $9.5 million of favorable development on attritional losses partially offset by $2.2 million in adverse development on notable losses. For the nine months ended September 30, 2010, the Validus Re specialty lines included $22.9 million related to current year losses and $1.2 million of favorable development relating to prior accident years. For the nine months ended September 30, 2011, Validus Re specialty line did not incur any notable losses. For the nine months ended September 30, 2010, the Validus Re specialty line incurred $7.5 million from notable loss events, which represented 8.8 percentage points of the Validus Re specialty line loss ratio. Validus Re specialty line loss ratios, excluding prior year development and notable loss events identified above, for the nine months ended September 30, 2011 and 2010 were 20.4% and 18.2%, respectively.

Talbot. Talbot losses and loss expenses for the nine months ended September 30, 2011 were $376.2 million compared to $280.6 million for the nine months ended September 30, 2010, an increase of $95.6 million, or 34.1%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 67.1% and 53.6% for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, Talbot incurred $428.0 million related to current year losses and $51.8 million of favorable loss development relating to prior accident years. Favorable loss reserve development benefited the Talbot segment loss ratio by 9.2 percentage points for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, Talbot incurred $358.0 million related to current year losses and $77.5 million of favorable loss development relating to prior accident years. Favorable loss reserve development benefited the segment loss ratio by 14.8 percentage points for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, Talbot incurred $126.4 million of notable losses, which represented 22.5 percentage points of the Talbot segment loss ratio. For the nine months ended September 30, 2010, Talbot incurred $76.9 million of notable losses, which represented 14.7 percentage points of the Talbot segment loss ratio. Talbot loss ratios, excluding prior year development and loss events identified above, for the nine months ended September 30, 2011 and 2010 were 53.8% and 53.7%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Nine Months Ended September 30,
			Percentage
	2011	2010	Point Change
Property - current period excluding notable losses	59.8%	50.0%	9.8
Property - current period - notable losses	71.0%	42.0%	29.0
Property - change in prior accident years	(6.5)%	(17.1)%	10.6
Property - loss ratio	124.3%	74.9%	49.4

Marine - current period excluding notable losses	52.3%	52.8%	(0.5)
Marine - current period - notable losses	16.7%	9.7%	7.0
Marine - change in prior accident years	(9.8)%	(22.7)%	12.9
Marine - loss ratio	59.2%	39.8%	19.4

Specialty - current period excluding notable losses	51.9%	56.5%	(4.6)
Specialty - current period - notable losses	2.2%	4.4%	(2.2)
Specialty - change in prior accident years	(10.1)%	(6.3)%	(3.8)
Specialty — loss ratio	44.0%	54.6%	(10.6)

All lines - current period excluding notable losses	53.8%	53.7%	0.1
All lines - current period - notable losses	22.5%	14.7%	7.8
All lines - change in prior accident years	(9.2)%	(14.8)%	5.6
All lines - loss ratio	67.1%	53.6%	13.5

For the nine months ended September 30, 2011, the Talbot property line incurred $157.2 million related to current year losses and $7.9 million of favorable loss development relating to prior accident years. This favorable development was attributable to lower than expected claims development. For the nine months ended September 30, 2010, the Talbot property line included $107.0 million related to current year losses and $19.9 million of favorable loss development relating to prior accident years. The prior year favorable development was primarily due to lower than expected claim development on the property facultative and binder accounts, together with favorable development on hurricanes Katrina and Ike. For the nine months ended September 30, 2011, the Talbot property line incurred $85.3 million from notable loss events, which represented 71.0 percentage points of the Talbot property line loss ratio. For the nine months ended September 30, 2010, the Talbot property line incurred $48.8 million from notable loss events, which represented 42.0 percentage points of the Talbot property line loss ratio. Talbot property line loss ratio, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2011 and 2010 were 59.8% and 50.0%, respectively.

For the nine months ended September 30, 2011, the Talbot marine line incurred $149.4 million related to current year losses and $21.3 million of favorable development relating to prior accident years. This favorable development was due primarily to favorable development on attritional losses. For the nine months ended September 30, 2010, the Talbot marine line included $121.7 million related to current year losses and $44.3 million of favorable development relating to prior accident years. The prior year favorable development was due to lower than expected loss development on a number of lines, but most notably on the hull and offshore energy line. For the nine months ended September 30, 2011, the Talbot marine line incurred $36.2 million from notable loss events, which represented 16.7 percentage points of the Talbot marine line loss ratio. For the nine months ended September 30, 2010, the Talbot marine line incurred $18.8 million from notable loss events, which represented 9.7 percentage points of the Talbot marine line loss ratio. Talbot marine line loss ratios, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2011 and 2010 were 52.3% and 52.8%, respectively.

For the nine months ended September 30, 2011, the Talbot specialty line incurred $121.4 million relating to current year losses and $22.7 million due to favorable development on prior accident years. This favorable development was attributable to lower than expected claims development particularly in regard to large losses. For the nine months ended September 30, 2010, the Talbot specialty line included $129.4 million relating to current year losses and $13.3 million due to favorable development on prior accident years. The prior year favorable development was primarily due to lower than expected claims across most of the specialty sub-classes. For the nine months ended September 30, 2011, Talbot incurred $4.9 million from notable loss events, which represented 2.2 percentage points of the Talbot specialty line loss ratio. For the nine months ended September 30, 2010, the Talbot specialty line incurred $9.3 million from notable loss events, which represented 4.4 percentage points of the Talbot specialty line loss ratio. Talbot specialty line loss ratios, excluding prior year development and the loss events identified above, for the nine months ended September 30, 2011 and 2010 were 51.9% and 56.5%, respectively.

At September 30, 2011 and 2010, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the nine months ended September 30, 2011.

	As at September 30, 2011
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$749,788	$524,428	$1,274,216
Marine	429,647	337,049	766,696
Specialty	227,605	297,395	525,000
Total	$1,407,040	$1,158,872	$2,565,912

	As at September 30, 2011
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$596,255	$483,549	$1,079,804
Marine	357,558	317,978	675,536
Specialty	176,133	248,239	424,372
Total	$1,129,946	$1,049,766	$2,179,712

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$998,165	$1,191,548	$(153,740)	$2,035,973
Losses recoverable	(80,219)	(356,655)	153,740	(283,134)
Net reserves at period beginning	917,946	834,893	—	1,752,839

Incurred losses- current year	594,889	427,986	—	1,022,875
Change in prior accident years	(61,487)	(51,816)	—	(113,303)
Incurred losses	533,402	376,170	—	909,572

Foreign exchange	2,862	(1,002)	—	1,860
Paid losses	(255,459)	(229,100)	—	(484,559)
Net reserves at period end	1,198,751	980,961	—	2,179,712
Losses recoverable	122,817	376,274	(112,891)	386,200
Gross reserves at period end	$1,321,568	$1,357,235	$(112,891)	$2,565,912

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the nine months ended September 30, 2011, favorable loss reserve development on prior accident years totaled $113.3 million. $61.5 million of the favorable loss reserve development related to the Validus Re segment and $51.8 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 8.6 percentage points for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, favorable loss reserve development on prior accident years totaled $126.0 million. $48.6 million of the favorable development related to the Validus Re segment and $77.5 million related to the Talbot segment. This favorable loss reserve development benefited the Company’s loss ratio by 9.5 percentage points.

During the three months ended September 30, 2011, the Company recorded losses of $19.4 million for the Danish flood, and $32.5 million for Hurricane Irene. During the nine months ended September 30, 2011, in addition to the loss events for the three months ended September 30, 2011, the Company recorded losses of $202.2 million for the Tohoku earthquake, $52.5 million for the Gryphon Alpha mooring failure, $75.7 million for the Christchurch earthquake, $32.0 million for the Brisbane floods, $19.5 million for the CNRL Horizon explosion, $60.5 million for the Cat 46 tornado, $31.5 million for the Cat 48 tornado and $15.3 million for the Jupiter 1 platform failure. For the nine months ended September 30, 2011, the Company incurred $541.1 million of notable losses, which represented 41.2 percentage points of the loss ratio, excluding reserve for potential development on notable loss events, as described below. Net of $41.0 million in reinstatement premiums, the effect of these events on net income was a decrease of $500.1 million.

During the three months ended September 30, 2010, the Company recorded losses of $28.7 million for the New Zealand earthquake, $7.7 million for the Oklahoma windstorm, $5.0 million for a Political risk loss and $6.3 million for Hurricane Karl. During the nine months ended September 30, 2010, in addition to the loss events for the three months ended September 30, 2010, the Company recorded losses of $317.3 million for the Chilean earthquake, $6.6 million for the Xynthia windstorm, $19.6 million for the Melbourne hailstorm, $37.7 million for Deepwater Horizon, $10.5 million for Aban Pearl, $10.5 million for the Bangkok riots and $8.6 million for the Perth hailstorm. For the nine months ended September 30, 2010, the Company incurred $458.5 million of notable losses which represented 34.5 percentage points of the loss ratio. Net of $26.3 million in reinstatement premiums, the effect of these events on net income was a decrease of $432.2 million.

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

As at December 31, 2010 the reserve for potential development on 2010 events was $33.4 million. During the six months ended June 30, 2011, $8.9 million was allocated to the Deepwater Horizon loss. During the first quarter of 2011, the Company incurred $50.0 million for a reserve for potential development on 2011 notable loss events. During the second quarter of 2011, $20.1 million and $20.2 million were allocated to the Tohoku earthquake and Christchurch earthquake, respectively. During the third quarter of 2011, $9.7 million was allocated to the Tohoku earthquake. As at September 30, 2011, the reserve for potential development on notable loss events was $24.5 million.

In the first quarter of 2010, the Company incurred $19.2 million for a reserve for potential development on 2010 notable loss events, which in the second quarter of 2010 was allocated to development on the Chilean Earthquake. In the second quarter of 2010, the Company made a provision for losses and loss expenses of $20.0 million in the reserve for development on 2010 notable loss events. In the third quarter of 2010, the reserve was increased by an additional provision of $30.0 million. As at September 30, 2010, the reserve for potential development on 2010 notable loss events was $50.0 million.

Policy Acquisition Costs

Policy acquisition costs for the nine months ended September 30, 2011 were $232.9 million compared to $217.4 million for the nine months ended September 30, 2010, an increase of $15.6 million or 7.2%. Policy acquisition costs as a percentage of net premiums earned for the nine months ended September 30, 2011 and 2010 were 17.7% and 16.4%, respectively. Details of policy acquisition costs by line of business are provided below.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$85,508	36.7%	13.1%	$90,406	41.6%	12.8%	(5.4)%
Marine	82,242	35.3%	22.2%	65,506	30.1%	20.1%	25.5%
Specialty	65,181	28.0%	22.6%	61,464	28.3%	20.7%	6.0%
Total	$232,931	100.0%	17.7%	$217,376	100.0%	16.4%	7.2%

Validus Re. Validus Re policy acquisition costs for the nine months ended September 30, 2011 were $118.7 million compared to $121.3 million for the nine months ended September 30, 2010, a decrease of $2.6 million or 2.2%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$74,473	62.8%	13.9%	$86,775	71.5%	14.7%	(14.2)%
Marine	33,266	28.0%	21.6%	23,629	19.5%	18.0%	40.8%
Specialty	10,930	9.2%	17.0%	10,896	9.0%	12.8%	0.3%
Total	$118,669	100.0%	15.8%	$121,300	100.0%	15.1%	(2.2)%

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs. Validus Re policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2011 and 2010 were 15.8% and 15.1%, respectively. The policy acquisition cost ratio in the marine lines increased by 3.6 percentage points due primarily to the largest single reinsurance contract, by gross written premium, having an acquisition cost ratio of 36% and the impact of premium adjustments. The policy acquisition cost ratio in the specialty lines increased by 4.2 percentage points due primarily to an increase in profit commissions.

Talbot. Talbot policy acquisition costs for the nine months ended September 30, 2011 were $116.2 million compared to $106.0 million for the nine months ended September 30, 2010, an increase of $10.1 million or 9.6%. Details of Talbot policy acquisition costs by line of business are provided below.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$12,761	11.0%	10.6%	$13,313	12.6%	11.4%	(4.1)%
Marine	49,101	42.3%	22.7%	42,011	39.6%	21.6%	16.9%
Specialty	54,312	46.7%	24.2%	50,719	47.8%	23.9%	7.1%
Total	$116,174	100.0%	20.7%	$106,043	100.0%	20.3%	9.6%

The policy acquisition cost ratio in the property lines decreased due primarily to a decrease in average syndicate policy acquisition cost rates. The policy acquisition cost ratio on the marine lines increased due primarily to acquisition cost rate increases in the Hull, Cargo and other treaty lines. Talbot policy acquisition costs as a percent of net premiums earned were 20.7% and 20.3%, respectively, for the nine months ended September 30, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $145.2 million compared to $154.8 million for the nine months ended September 30, 2010, a decrease of $9.5 million or 6.2%. The decrease was a result of decreased expenses in the in the Corporate segment offset by increased expenses in the Talbot and Validus Re segments.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$34,244	23.6%	$32,958	21.3%	3.9%
Talbot	86,604	59.6%	83,709	54.1%	3.5%
Corporate & Eliminations	24,396	16.8%	38,112	24.6%	(36.0)%
Total	$145,244	100.0%	$154,779	100.0%	(6.2)%

General and administrative expenses of $145.2 million in the nine months ended September 30, 2011 represents 11.1 percentage points of the expense ratio. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Share compensation expenses are discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the nine months ended September 30, 2011 were $34.2 million compared to $33.0 million for the nine months ended September 30, 2010, an increase of $1.3 million or 3.9%. General and administrative expenses have remained generally consistent with the nine months ended September 30, 2010. Validus Re general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2011 and 2010 were 4.5% and 4.1%, respectively.

Talbot. Talbot general and administrative expenses for the nine months ended September 30, 2011 were $86.6 million compared to $83.7 million for the nine months ended September 30, 2010, an increase of $2.9 million or 3.5%. To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of $4.7 million relating to the New York operations from the Corporate segment to the Talbot segment.  Total staff costs for the nine months ended September 30, 2011 decreased primarily due to a decrease in the performance bonus accrual during the three months ended September 30, 2011, offset by an increase in salaries and benefits due primarily to an increase in headcount from 268 at September 30, 2010 to 288 at September 30, 2011. Talbot general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2011 and 2010 were 15.4% and 16.0%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the nine months ended September 30, 2011 were $24.4 million compared to $38.1 million for the nine months ended September 30, 2010, a decrease of $13.7 million or 36.0%. To better align the Company’s operating and reporting structure with its current strategy, there was an internal reallocation of $4.7 million relating to the New York operations from the Corporate segment to the Talbot segment. There was also an allocation of corporate expenses of $3.0 million to the operating segments relating to group-wide costs. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the nine months ended September 30, 2011 were $27.1 million compared to $21.0 million for the nine months ended September 30, 2010, an increase of $6.0 million or 28.6%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$7,118	26.3%	$5,247	25.0%	35.7%
Talbot	6,648	24.6%	4,781	22.7%	39.1%
Corporate & Eliminations	13,293	49.1%	11,012	52.3%	20.7%
Total	$27,059	100.0%	$21,040	100.0%	28.6%

Share compensation expenses of $27.1 million in the nine months ended September 30, 2011 represents 2.1 percentage points of the general and administrative expense ratio.

Validus Re. Validus Re share compensation expenses for the nine months ended September 30, 2011 was $7.1 million compared to $5.2 million for the nine months ended September 30, 2010, an increase of $1.9 million or 35.7%. This increase was due primarily to a change in forfeiture rates during the three months ended March 31, 2011, resulting in an increase of $1.2 million in share compensation expenses in the segment. Share compensation expenses as a percent of net premiums earned for the nine months ended September 30, 2011 and 2010 were 0.9% and 0.7%, respectively.

Talbot. Talbot share compensation expenses for the nine months ended September 30, 2011 was $6.6 million compared to $4.8 million for the nine months ended September 30, 2010, an increase of $1.9 million or 39.1%. This increase was due primarily to a change in forfeiture rates during the three months ended March 31, 2011, resulting in an increase of $0.5 million in share compensation expenses in the segment. Share compensation expenses as a percent of net premiums earned for the nine months ended September 30, 2011 and 2010 were 1.2% and 0.9%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the nine months ended September 30, 2011 was $13.3 million compared to $11.0 million for the nine months ended September 30, 2010, an increase of $2.3 million or 20.7%, due primarily to a change in forfeiture rates during the three months ended March 31, 2011, resulting in an increase of $2.3 million in share compensation expenses in the segment.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended	Nine Months Ended	Percentage
Consolidated	September 30, 2011	September 30, 2010	point change
Losses and loss expenses ratio	69.2%	62.7%	6.5
Policy acquisition costs ratio	17.7%	16.4%	1.3
General and administrative expenses ratio (a)	13.1%	13.2%	(0.1)
Expense ratio	30.8%	29.6%	1.2
Combined ratio	100.0%	92.3%	7.7

	Nine Months Ended	Nine Months Ended	Percentage
Validus Re	September 30, 2011	September 30, 2010	point change
Losses and loss expenses ratio	70.8%	68.6%	2.2
Policy acquisition costs ratio	15.8%	15.1%	0.7
General and administrative expenses ratio (a)	5.5%	4.7%	0.8
Expense ratio	21.3%	19.8%	1.5
Combined ratio	92.1%	88.4%	3.7

	Nine Months Ended	Nine Months Ended	Percentage
Talbot	September 30, 2011	September 30, 2010	point change
Losses and loss expenses ratio	67.1%	53.6%	13.5
Policy acquisition costs ratio	20.7%	20.3%	0.4
General and administrative expenses ratio (a)	16.6%	16.9%	(0.3)
Expense ratio	37.3%	37.2%	0.1
Combined ratio	104.4%	90.8%	13.6

(a) Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the nine months ended September 30, 2011 and 2010 were 13.1% and 13.2%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$145,244	11.1%	$154,779	11.6%
Share compensation expenses	27,059	2.1%	21,040	1.6%
Total	$172,303	13.1%	$175,819	13.2%

Underwriting Income (Loss)

Underwriting Income (loss) for the nine months ended September 30, 2011 was ($1.0) million compared to $102.8 million for the nine months ended September 30, 2010, a decrease of $103.8 million or 101.0%.

(Dollars in thousands)	Nine Months Ended September 30, 2011	% of Sub-total	Nine Months Ended September 30, 2010	% of Sub-total	% Change
Validus Re	$59,466	171.0%	$93,560	65.9%	(36.4)%
Talbot	(24,698)	(71.0)%	48,353	34.1%	(151.1)%
Sub total	34,768	100.0%	141,913	100.0%	75.5%
Corporate & Eliminations	(35,777)		(39,157)		8.6%
Total	$(1,009)		$102,756		(101.0)%

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

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010
Underwriting income (loss)	$(1,009)	$102,756
Net investment income	84,216	103,141
Other income (loss)	2,201	4,667
Finance expenses	(41,297)	(42,084)
Net realized gains on investments	23,177	46,897
Net unrealized (losses) gains on investments	(22,150)	88,641
Foreign exchange (losses)	(22,390)	(2,073)
Transaction expenses	(13,583)	—
Tax (expense)	(1,050)	(2,068)
Net income	$8,115	$299,877

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

Net Investment Income

Net investment income for the nine months ended September 30, 2011 was $84.2 million compared to $103.1 million for the nine months ended September 30, 2010, a decrease of $18.9 million or 18.3%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the nine months ended September 30, 2011 and 2010 are provided below.

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	% Change
Fixed maturities and short-term investments	$84,243	$106,632	(21.0)%
Cash and cash equivalents	5,132	1,857	176.4%
Securities lending income	31	168	(81.5)%
Total investment income	89,406	108,657	(17.7)%
Investment expenses	(5,190)	(5,516)	(5.9)%
Net investment income	$84,216	$103,141	(18.3)%

Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company’s annualized effective investment yield was 1.87% and 2.34% for the nine months ended September 30, 2011 and 2010, respectively and the average duration at September 30, 2011 was 1.56 years (December 31, 2010: 2.27 years).

Other Income

Other income for the nine months ended September 30, 2011 was $2.2 million compared to $4.7 million for the nine months ended September 30, 2010, a decrease of $2.5 million or 52.8%.

Finance Expenses

Finance expenses for the nine months ended September 30, 2011 were $41.3 million compared to $42.1 million for the nine months ended September 30, 2010, a decrease of $0.8 million or 1.9%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change
9.069% Junior Subordinated Deferrable Debentures	$8,272	$10,765	(23.2)%
8.480% Junior Subordinated Deferrable Debentures	9,086	9,086	0.0%
2010 Senior Notes due 2040	16,791	15,172	10.7%
Credit facilities	4,821	3,921	23.0%
AlphaCat Re 2011 fees (a)	2,112	—	NM
Talbot FAL Facility	215	333	(35.4)%
Talbot other interest	—	59	NM
Talbot third party FAL facility	—	2,748	NM
Finance expenses	$41,297	$42,084	(1.9)%

(a) Includes finance expenses and preferred share dividends attributable to AlphaCat Re 2011.

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

Tax (Expense)

Tax expense for the nine months ended September 30, 2011 was ($1.1) million compared to ($2.1) million for the nine months ended September 30, 2010, a decrease of $1.0 million or 49.2%. For the nine months ended September 30, 2011, the decrease in tax expense arose primarily due to a reduction in the U.K. taxable profits.

Net Realized Gains on Investments

Net realized gains on investments for the nine months ended September 30, 2011 were $23.2 million compared to $46.9 million for the nine months ended September 30, 2010, a decrease of $23.7 million or 50.6%.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on investments for the nine months ended September 30, 2011 were ($22.2) million compared to gains of $88.6 million for the nine months ended September 30, 2010, a decrease of $110.8 million or 125.0%. The net unrealized losses in the nine months ended September 30, 2011 were primarily a result of losses experienced in the bank loan portfolio.

Net unrealized gains (losses) on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were previously identified as trading in inactive markets.

Foreign Exchange (Losses)

Foreign exchange losses for the nine months ended September 30, 2011 were ($22.4) million compared to ($2.1) million for the nine months ended September 30, 2010, an unfavorable movement of $20.3 million or 980.1%. The unfavorable movement in foreign exchange resulted primarily from the effect of the appreciation of the Euro and British pound sterling against the U.S. dollar on assets held in these foreign currencies. The Euro to U.S. dollar exchange rates were 1.33 and 1.34 at December 31, 2010 and September 30, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.55 and 1.56 at December 31, 2010 and September 30, 2011, respectively. During the nine months ended September 30, 2011, the Euro appreciated by 1.0% and the British pound sterling appreciated by 0.7%. For the nine months ended September 30, 2011, Validus Re recognized foreign exchange losses of ($19.6) million and Talbot recognized foreign exchange losses of ($2.6) million.

For the nine months ended September 30, 2011, the Validus Re segment foreign exchange losses were ($19.6) million compared to losses of ($3.1) million for the nine months ended September 30, 2010, an unfavorable movement of ($16.6) million or 536.2%. The unfavorable movement in Validus Re foreign exchange losses was due primarily to a $5.3 million loss incurred as a result of the Company having liabilities in both New Zealand dollars and Japanese Yen during a period when both of these currencies strengthened against the U.S. dollar and a $5.5 million loss on a forward exchange contract to hedge currency movements in Chilean peso.

For the nine months ended September 30, 2011, the Talbot segment foreign exchange losses were ($2.6) million compared to gains of $0.8 million for the nine months ended September 30, 2010, an unfavorable movement of $3.4 million or 449.5%. The unfavorable movement was due primarily to $3.7 million of losses incurred as a result of the revaluation of assets held in Australian dollars and British pounds sterling.  Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

At September 30, 2011, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $101.9 million and $20.8 million, respectively. These balances consisted of British pounds sterling and Canadian dollars of $72.0 million and $9.1 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the nine months ended September 30, 2011 was $14.1 million compared to $0.0 million for the nine months ended September 30, 2010, an increase of $14.1 million.

Transaction Expenses

During the nine months ended September 30, 2011, the Company incurred $13.6 million in transaction expenses related to its proposed acquisition of Transatlantic. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

Other Non-GAAP Financial Measures

In presenting the Company’s results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income (Loss).” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the nine months ended September 30, 2011 and 2010 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US dollar denominated balances are unrelated to our underlying business.

The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at September 30, 2011 and December 31, 2010.

	As at September 30, 2011
	(unaudited)
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity available to Validus	$3,443,869	99,039,622		$34.77

Diluted book value per common share
Total shareholders’ equity available to Validus	3,443,869	99,039,622
Assumed exercise of outstanding warrants	137,992	7,862,262	$17.55
Assumed exercise of outstanding stock options	45,584	2,265,849	$20.12
Unvested restricted shares	—	3,377,210
Diluted book value per common share	$3,627,445	112,544,943		$32.23

	As at December 31, 2010
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity available to Validus	$3,504,831	98,001,226		$35.76

Diluted book value per common share
Total shareholders’ equity available to Validus	3,504,831	98,001,226
Assumed exercise of outstanding warrants	139,272	7,934,860	$17.55
Assumed exercise of outstanding stock options	54,997	2,723,684	$20.19
Unvested restricted shares	—	3,496,096
Diluted book value per common share	$3,699,100	112,155,866		$32.98

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

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash provided by (used in) financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2011 and 2010 is provided in the following table.

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change
Net cash provided by operating activities	$469,903	$448,664	4.7%
Net cash (used in) provided by investing activities	(277,970)	76,874	(461.6)%
Net cash provided by (used in) financing activities	51,971	(398,210)	113.1%
Effect of foreign currency rate changes on cash
and cash equivalents	(8,662)	3,857	324.6%
Net increase in cash	$235,242	$131,185	79.3%

During the nine months ended September 30, 2011, net cash provided by operating activities of $469.9 million was driven primarily by a significant portion of the 2011 incurred losses which have yet to be paid. Net cash used in investing activities of $278.0 million was driven primarily by a net purchase of investments of $542.7 million, partially offset by $266.6 million in proceeds on maturities of investments. Net cash provided by financing activities of $52.0 million was driven primarily by $132.1 million of third party investment in AlphaCat Re 2011, partially offset by the payment of $81.1 million of quarterly dividends.

During the nine months ended September 30, 2010, net cash provided by operating activities of $448.7 million was driven primarily by a $400.4 million increase in reserve for losses and loss expenses primarily due to the increased notable loss event impact in the nine months ended September 30, 2010. In addition, for the nine months ended September 30, 2010 there was a $299.9 million contribution from net income and a $231.1 million increase in unearned premiums primarily driven by the increase in premiums written due to the IPC Acquisition. Cash provided by operating activities increased by $100.3 million, as compared to the nine months ended September 30, 2009 primarily due to the relative movement of $409.3 million in reserves for losses and loss expenses. This amount was partially offset by the absence of $352.3 million non-cash bargain purchase gain on the IPC Acquisition. Net cash provided by investing activities of $76.9 million was driven primarily by the decrease in securities lending collateral of $56.2 million and the sale of $18.1 million of other investments. The decrease in securities lending collateral was due to the winding down of the securities lending program beginning in the third quarter of 2010. Net cash used in financing activities of $398.2 million was driven primarily by the purchase of $506.5 million of common shares under the share repurchase program and the payment of $81.9 million in quarterly dividends, partially offset by the issuance $246.8 million of 2010 Senior Notes due 2040.

As at September 30, 2011, the Company’s portfolio was composed of fixed income investments including: short-term investments, agency securities and sovereign securities amounting to $5,341.0 million or 86.2% of total cash and investments. Details of the Company’s debt and financing arrangements at September 30, 2011 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	275,407
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31, 2011	57,464
Total		$897,671

Capital Resources

Shareholders’ equity at September 30, 2011 was $3,590.1 million.

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

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and as Validus Re holds a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 are included in the consolidated financial statements of the Company.  The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the three and nine months ended September 30, 2011 is recorded in the consolidated statements of operations and comprehensive income as net income attributable to noncontrolling interest.

On August 3, 2011, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2011 to holders of record on September 15, 2011.

On August 5, 2011, the Company filed a shelf registration statement on Form S-3 (No. 333-176116) with the U.S Securities Exchange Committee in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. In addition, the shelf registration statement will provide for secondary sales of common shares sold by the Company’s shareholders. The registration statement is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company’s capital needs.

On November 2, 2011, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on December 30, 2011 to holders of record on December 15, 2011.

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

The Company repurchased 35.0 million shares at a cost of $947.2 million under the share repurchase programs for the period November 4, 2009 through November 3, 2011.

The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	September 30, 2011
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd.	$3,052,711
IPCRe, Ltd.	332,470
Total Validus Reinsurance, Ltd. (consolidated)	3,385,181
Noncontrolling interest in AlphaCat Re 2011, Ltd.	146,223
Talbot Holdings, Ltd.	656,203
Other subsidiaries	5,310
Other, net	(66,070)
Total consolidated capitalization	4,126,847
Senior notes payable	(246,955)
Debentures payable	(289,800)
Total shareholders’ equity	$3,590,092

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of November 4, 2011:

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

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company’s borrowings and credit facilities as at September 30, 2011.

(Dollars in thousands)	Commitments	Outstanding (a)
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	275,407
Talbot FAL facility (b)	25,000	25,000
IPC Bi-Lateral Facility	80,000	57,464
Total	$1,605,000	$897,671

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

Please refer to Note 10 to the Consolidated Financial Statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.

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

Substantially all of the fixed maturity investments held at September 30, 2011 were publicly traded. At September 30, 2011, the average duration of the Company’s fixed maturity portfolio was 1.56 years (December 31, 2010: 2.27 years) and the average rating of the portfolio was AA- (December 31, 2010: AA+). At September 30, 2011, the total fixed maturity portfolio was $4,777.7 million (December 31, 2010: $4,823.9 million), of which $1,003.2 million (December 31, 2010: $2,946.5 million) were rated AAA.

With the exception of the bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $22.8 million of non-agency mortgage backed securities rated less than investment grade.

The other components of less than investment grade securities held by the Company at September 30, 2011 were $26.0 million of catastrophe bonds, $439.5 million of bank loans and $2.1 million of corporate bonds.

Cash and cash equivalents and investments in Talbot of $1,652.7 million at September 30, 2011 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489.2 million). Total cash and cash equivalents and investments in Talbot were $1,704.6 million at September 30, 2011 (December 31, 2010: $1,592.1 million).

As of September 30, 2011, the Company had approximately $1.0 million of asset-backed securities with sub-prime collateral (December 31, 2010: $1.6 million) and $5.1 million of Alt-A RMBS (December 31, 2010: $9.9 million).

Cash Flows

During the nine months ended September 30, 2011 and 2010, the Company generated net cash from operating activities of $469.9 million and $448.7 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

As of September 30, 2011 and December 31, 2010, the Company had cash and cash equivalents of $856.0 million and $620.7 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at September 30, 2011, presented above.

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

As at September 30, 2011, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $81.9 million. As at September 30, 2011, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.8% or approximately $43.3 million.

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

As at September 30, 2011, the Company held $865.6 million (December 31, 2010: $644.4 million), or 18.1% (December 31, 2010: 13.4%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of September 30, 2011, $744.4 million, or 9.3% of our total assets and $867.4 million, or 19.7% of our total liabilities were held in foreign currencies. As of September 30, 2011, $104.5 million, or 2.4% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of September 30, 2010, $558.3 million, or 7.4% of our total assets and $507.0 million, or 13.6% of our total liabilities were held in foreign currencies. As of September 30, 2010, $97.7 million, or 2.6% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date.

Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At September 30, 2011, 1.0% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.0% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2011, 99.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2010: 97.4%, rated A-).

Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities which represent 8.4% (December 31, 2010: 8.8%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At September 30, 2011, the Company had $1,488.0 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at September 30, 2011 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	275,407
Talbot FAL facility	April 13, 2011	25,000
IPC Bi-Lateral Facility	December 31, 2011	57,464
Total		$897,671

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 12, 2011, Transatlantic, Allied World Assurance Company Holdings, AG (“Allied World”) and GO Sub, LLC entered into an Agreement and Plan of Merger (the “Transatlantic-Allied World Merger Agreement”).

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

On July 28, 2011, Transatlantic filed a lawsuit against the Company in the United States District Court of Delaware, alleging that the Company violated the U.S. securities laws by making false and misleading statements to Transatlantic’s stockholders in the Company’s proxy and exchange offer materials.

On September 16, 2011, Transatlantic and Allied World issued a press release announcing that they had mutually terminated the Transatlantic-Allied World Merger Agreement and that they entered into a termination agreement, dated as of as of September 15, 2011 (the “Termination Agreement”). Consistent with the terms of the Transatlantic-Allied World Merger Agreement, Transatlantic agreed pursuant to the Termination Agreement to pay Allied World, within two business days, a termination fee in the amount of $35 million (and expense reimbursement in the amount of $13.3 million), and to pay an additional fee in the amount of $66.7 million in the event that, prior to September 15, 2012, Transatlantic enters into any definitive agreement in respect of any competing transaction or recommends or submits a competing transaction to its stockholders for adoption, or a transaction in respect of a competing transaction is consummated.

Pursuant to the terms of a Confidentiality Agreement dated as of September 23, 2011 between the Company and Transatlantic, the parties to this action agreed to suspend litigation activity through October 31, 2011.

The lawsuit seeks to compel the Company to correct alleged misstatements and omissions made in its proxy and exchange offer materials. The Company intends to continue to vigorously defend this action. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity.

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

On November 2, 2011, the Board of Directors authorized, through open market purchases or otherwise, an increase in the  Company’s current share repurchase authorization to $1.0 billion contingent upon the consummation of the acquisition of Transatlantic.

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

The Company has repurchased approximately 35.0 million common shares for an aggregate purchase price of $947.2 million from the inception of the share repurchase program to November 3, 2011.

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

	Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at June 30, 2011 (cumulative)	July	August	September	Quarter ended September 30, 2011

Aggregate purchase price (a)	$947,170	$—	$—	$—	$—
Shares repurchased	35,031,985	—	—	—	—
Average price (a)	$27.04	$—	$—	$—	$—
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (b)					$1.23
Diluted EPS - Quarter (c)					$0.13

	Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at September 30, 2011 (cumulative)	October	November	As at November 3, 2011	Cumulative to Date Effect
Aggregate purchase price (a)	$947,170	$—	$—	$—	$947,170
Shares repurchased	35,031,985	—	—	—	35,031,985
Average price (a)	$27.04	$—	$—	$—	$27.04

(a) Share transactions are on a trade date basis through November 3, 2011 and are inclusive of commissions.  Average share price is rounded to two decimal places.

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

On July 21, 2011, the Company issued 363 common shares to Joseph E. (Jeff) Consolino, the Company’s President and Chief Financial Officer in exchange for shares of common stock owned by Mr. Consolino of a publicly traded, New York Stock Exchange listed company that the Company determined had an aggregate value of $11,131 based on the closing price for such shares reported on the New York Stock Exchange on July 11, 2011. The Company common shares issued to Mr. Consolino were valued by the Company at $30.62 per share, based on the closing price for such shares reported on the New York Stock Exchange on July 11, 2011.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        (Removed and Reserved)

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description

Exhibit 10.1*	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Andrew Gibbs dated as of November 10, 2009

Exhibit 10.2*	Employment Agreement between Validus Holdings, Ltd. and Andrew Kudera dated as of February 2, 2010

Exhibit 10.3*	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of April 1, 2011

Exhibit 10.4

First Amendment, dated as of August 2, 2011, to the Three-Year Revolving Credit Facility Agreement, dated as of March 12, 2010, among Talbot Holdings Ltd., Validus Holdings, Ltd., the lenders from time to time party hereto and Lloyds TSB Bank Plc, as administrative agent (Incorporated by reference from the Company’s Current Report of Form 8-K filed with the SEC on August 8, 2011)

Exhibit 10.5

Amendment, dated as of August 2, 2011, to the Standby Letter of Credit Facility Agreement dated November 28, 2007 (as amended by the Amendment and Restatement Agreement dated November 19, 2009), among Talbot Holdings Ltd., Validus Holdings, Ltd., the financial institutions from time to time party thereto and Lloyds TSB Bank plc, as security trustee and as agent (Incorporated by reference from the Company’s Current Report of Form 8-K filed with the SEC on August 8, 2011)

Exhibit 10.6

First Amendment, dated as of August 2, 2011, to the Three-Year Unsecured Letter of Credit Facility Agreement, dated as of March 12, 2010, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the other designated subsidiary account parties from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Deutsche Bank Securities Inc., as syndication agent (Incorporated by reference from the Company’s Current Report of Form 8-K filed with the SEC on August 3, 2011)

Exhibit 10.7

Fourth Amendment, dated as of August 2, 2011, to the Five-Year Secured Letter of Credit Facility Agreement, dated as of March 12, 2007, among Validus Holdings, Ltd., agent Validus Reinsurance, Ltd., the other designated subsidiary account parties from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing agent, and Deutsche Bank AG, New York Branch, as syndication (Incorporated by reference from the Company’s Current Report of Form 8-K filed with the SEC on August 3, 2011)

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date: November 4, 2011	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: November 4, 2011	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
President and Chief Financial Officer