Form 10-K
period 2011-12-31
VALIDUS HOLDINGS LTD
filed 2012-02-17
CIK 1348259

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 001-33606

VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0501001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Richmond Road, Pembroke, Bermuda HM 08
(Address of principal executive offices and zip code)

(441) 278-9000
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares, $0.175 par value per share	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $2,393.6 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2011. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

          As of February 15, 2012, there were 99,478,305 outstanding Common Shares, $0.175 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011.

        This Annual Report on Form 10-K contains "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements."

 PART I

        All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 1.    Business

Overview

        Validus Holdings, Ltd. (the "Company") was incorporated under the laws of Bermuda on October 19, 2005. Our initial investor, which we refer to as our founding investor, is Aquiline Capital Partners LLC, a private equity firm dedicated to investing in financial services companies. Other sponsoring investors included private equity funds managed by Goldman Sachs Capital Partners, Vestar Capital Partners, New Mountain Capital and Merrill Lynch Global Private Equity. The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. ("Validus Re") and Talbot Holdings Ltd. ("Talbot"). The Company, through its subsidiaries, provides reinsurance coverage in the Property, Marine and Specialty lines markets, effective January 1, 2006, and insurance coverage in the same markets effective July 2, 2007.

        We seek to establish ourselves as a leader in the global insurance and reinsurance markets. Our principal operating objective is to use our capital efficiently by underwriting primarily short-tail insurance and reinsurance contracts with superior risk and return characteristics. Our primary underwriting objective is to construct a portfolio of short-tail insurance and reinsurance contracts which maximize our return on equity subject to prudent risk constraints on the amount of capital we expose to any single event. We manage our risks through a variety of means, including contract terms, portfolio selection, diversification criteria, including geographic diversification criteria, and proprietary and commercially available third-party vendor models.

        Since our formation in 2005, we have been able to achieve substantial success in the development of our business. Selected examples of our accomplishments are as follows:

  •
  Raising approximately $1.0 billion of initial equity capital in December 2005 and underwriting $217.4 million in gross premiums written for the January 2006 renewal season;

  •
  At the time of the Company's formation an executive management team was assembled with an average of 20 years of industry experience and senior expertise spanning multiple aspects of the global insurance and reinsurance business;

  •
  Building a risk analytics staff comprised of over 40 experts, many of whom have PhDs and Masters degrees in related fields;

  •
  Developing Validus Capital Allocation and Pricing System ("VCAPS"), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks;

  •
  Acquiring all of the outstanding shares of Talbot Holdings Ltd. on July 2, 2007;

  •
  Completing an initial public offering ("IPO") on July 30, 2007;

  •
  Acquiring all of the outstanding shares of IPC Holdings Ltd. ("IPC") on September 4, 2009;

  •
  Commencing in November of 2009, repurchasing $947.2 million or 35.0 million shares of the Company's common stock, representing 26.7% of the outstanding common shares at the repurchase starting point of September 30, 2009; and

  •
  Raising $185.0 million of initial capital for AlphaCat Re 2011, Ltd. ("AlphaCat Re 2011") on May 25, 2011 and a further $71.0 million of additional capital on December 23, 2011.

Our Operating Subsidiaries

        The following chart shows how our Company and its principal operating subsidiaries are organized.

For a complete list of the Company's subsidiaries, see Exhibit 21

(a)
AlphaCat Re 2011 Ltd. is a non-consolidated affiliate.

Our Segments

        Validus Re:    Validus Re, the Company's principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Validus Re concentrates on first-party risks, which are property risks and other reinsurance lines commonly referred to as short-tail in nature due to the relatively brief period between the occurrence and payment of a claim.

        Validus Re was registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the "Insurance Act") in November 2005. It commenced operations with approximately $1.0 billion of equity capital and a balance sheet unencumbered by any historical losses relating to the 2005 hurricane season, the events of September 11, 2001, asbestos or other legacy exposures affecting our industry.

        Validus Re entered the global reinsurance market in 2006 during a period of imbalance between the supply of underwriting capacity available for reinsurance on catastrophe-exposed property, marine and energy risks and demand for such reinsurance coverage.

        On September 4, 2009, the Company acquired all of the outstanding shares of IPC. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. For segmental reporting purposes, the results of IPC's operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

        On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose "sidecar" reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011's outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

        On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors. As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at December 31, 2011. The portion of AlphaCat Re 2011's earnings attributable to third party investors for the year ended December 31, 2011 is recorded in the Consolidated Statements of Operations and Comprehensive Income as net income attributable to noncontrolling interest.

        The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009(a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$862,664	72.5%	$790,590	71.8%	$526,428	68.5%
Marine	232,401	19.5%	227,135	20.6%	152,853	19.9%
Specialty	95,155	8.0%	83,514	7.6%	88,803	11.6%

Total	$1,190,220	100.0%	$1,101,239	100.0%	$768,084	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Property:    Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.

        Property catastrophe:    Property catastrophe reinsurance provides reinsurance for insurance companies' exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from "all property" perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically "all risk"

in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2011 were $666.9 million.

        Property per risk:    Property per risk reinsurance provides reinsurance for insurance companies' excess retention on individual property and related risks, such as highly-valued buildings. Risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a "single risk" basis. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property per risk coverages are generally written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2011 were $70.0 million.

        Property pro rata:    Property pro rata contracts require that the reinsurer share the premiums as well as the losses and loss expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2011 were $125.8 million.

        Marine:    Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis and on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2011 were $232.4 million.

        Specialty:    Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace and aviation, agriculture, terrorism, life and accident & health, financial lines, nuclear, workers' compensation catastrophe and crisis management. The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, the Company's other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2011 were $95.2 million.

        Talbot:    On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd's insurance market through Syndicate 1183. The acquisition of Talbot provides the Company with significant benefits in terms of product line and geographic diversification as well as offering the Company broader access to underwriting expertise. Similar to Validus Re, Talbot writes primarily short-tail lines of business but, as a complement to Validus Re, focuses mostly on insurance, as opposed to reinsurance risks, and on specialty lines where Validus Re currently has limited or no presence (e.g., war, financial institutions, contingency, accident and health). In addition, Talbot provides the Company with access to the Lloyd's marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States. Talbot's team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding the Company's short-tail insurance franchise.

        The Company has expanded and diversified its business through Syndicate 1183's access to Lloyd's license agreements with regulators around the world. Underwriting Risk Services, Inc., Underwriting Risk

Services (Middle East) Ltd., Validus Reaseguros, Inc., Validus Re Chile S.A. and Talbot Risk Services Pte Ltd, act as approved Lloyd's coverholders for Syndicate 1183.

        The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$306,317	30.2%	$314,769	32.1%	$269,583	29.3%
Marine	341,821	33.7%	315,102	32.1%	307,385	33.4%
Specialty	365,984	36.1%	351,202	35.8%	342,938	37.3%

Total	$1,014,122	100.0%	$981,073	100.0%	$919,906	100.0%

        Property:    The main sub-classes within property are international and North American direct and facultative contracts, onshore energy, lineslips and binding authorities together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance though there is a modest personal lines component. The business is short-tail with premiums for reinsurance and, direct and facultative business, substantially earned within 12 months and premiums for lineslips and binding authorities substantially earned within 12 months of the expiry of the contract. Gross premiums written on property business during the year ended December 31, 2011 were $306.3 million, including $96.1 million of treaty reinsurance.

        Marine:    The main types of business within marine are hull, cargo, energy, marine and energy liabilities, yachts and marinas and other treaty. Hull consists primarily of ocean going vessels and cargo and covers worldwide risks. Energy covers a variety of oil and gas industry risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sector. Yacht and marina policies historically have been written through Underwriting Risk Services Ltd., an underwriting agency that is a subsidiary of Talbot. Each of the sub-classes within marine has a different profile of contracts written—some, such as energy, derive up to 27.9% of their business through writing facultative contracts while others, such as cargo, only derive 12.8% through this method. Each of the sub-classes also has a different geographical risk allocation. Most business written is short-tail enabling a quicker and more accurate picture of expected profitability than is the case for long tail business. The marine and energy liability account, which makes up $51.7 million of the $341.8 million of gross premiums written during the year ended December 31, 2011, is the primary long-tail class in this line. The business written is mainly on a direct and facultative basis with a small element written on a reinsurance basis either as excess of loss reinsurance or proportional reinsurance.

        Specialty:    This class consists of war (comprising marine & aviation war, political risks and political violence, including war on land), financial institutions, contingency, accident and health, airlines and aviation treaty. With the exception of aviation treaty, most of the business written under the specialty accounts is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on specialty business during the year ended December 31, 2011 were $366.0 million.

        War:    The marine & aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond. The attritional losses on the account are traditionally low but the account can be affected by large individual losses. Talbot is a market leader in the war and political violence classes. Gross premiums written on war business during the year ended December 31, 2011 were $174.9 million.

        Financial Institutions:    Talbot's financial institutions team predominantly underwrites bankers blanket bond, professional indemnity and directors' and officers' coverage for various types of financial institutions and similar companies. Bankers blanket bond insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of the insured. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming professional negligence. Directors' and officers' insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by the director or officer. Gross premiums written on financial institutions business for the year ended December 31, 2011 were $37.5 million, comprising:

	Year Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Bankers blanket bond	$22,565	60.1%
Professional indemnity	13,058	34.8%
Directors' and Officers'	1,904	5.1%
Other	4	0.0%

Total	$37,531	100.0%

        The risks covered in financial institutions are primarily fraud related and are principally written on an excess of loss basis. Talbot's financial institutions account is concentrated on non-U.S. based clients, with 40.2% of gross premiums written in 2011 generated in Europe, 10.5% from the U.S. and 49.3% from other geographical regions. In addition, Talbot seeks to write regional accounts rather than global financial institutions with exposure in multiple jurisdictions and has only limited participation in exposures to publicly listed U.S. companies. As of December 31, 2011, the Company had gross reserves related to the financial institutions business of $176.7 million, comprised of $69.5 million, or 39.4% of incurred but not reported ("IBNR") and $107.2 million, or 60.6% of case reserves. For comparison, as at December 31, 2010 the Company had gross reserves related to the financial institutions business of $171.5 million, comprising $83.0 million, or 48.4% of IBNR and $88.5 million, or 51.6% of case reserves. As of December 31, 2011, Talbot had minimal exposure to U.S. directors' and officers' risks.

        Contingency:    The main types of covers written under the contingency account are event cancellation and non-appearance business. Gross premiums written on contingency business during the year ended December 31, 2011 were $19.8 million.

        Accident and Health:    The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written on accident and health business during the year ended December 31, 2011 were $21.9 million.

        Aviation:    The aviation account insures major airlines, general aviation, aviation hull war and satellites. The coverage includes excess of loss treaties with medium to high attachment points. Gross premiums written on aviation business during the year ended December 31, 2011 were $110.8 million.

Enterprise Risk Management

        Validus has implemented an Enterprise Risk Management ("ERM") framework (the "Framework") to identify, assess, quantify and manage risks and opportunities in order to protect our capital and maximize shareholder returns. This framework is incorporated into the business activities of the Company and its strategic planning processes.

        The Company's Board of Directors has established a separate Risk Committee that is responsible for, among other things, approving the Company's ERM Framework, working with management to ensure ongoing, effective implementation of the Framework and reviewing the Company's specific risk limits as defined in the Framework, including limits for underwriting, investment, operational, business and other risks. The Company's Chief Risk Officer prepares a quarterly presentation for the Risk Committee and communicates with the chairman of the Risk Committee on an informal basis periodically throughout the year.

        The management committee of the Company that oversees risk management is the Group Risk Management Committee ("GRMC"). The GRMC is comprised of senior executives including among others; the Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Actuary, Chief Operating Officer, Chief Executive Officer of Validus Re and Chief Executive Officer of the Talbot Group.

        To efficiently asses risks to the Company the GRMC has identified six key risk categories. Potential risks may span several or all of these key risk areas and as such risks are considered both within the context of these areas and the Company as a whole. The key risk areas are; Credit Risk, Market Risk, Liquidity Risk, Insurance Risk, Operational Risk and Group Risk.

Risk Appetite

        The Group's risk appetite sets a context within which all risks and opportunities are viewed. The risk appetite is proposed by management and approved by the Board, it represents the amount of risk the Company wants to take, within the constraints of capital resources, strategy, regulation and the rating agency environment.

Economic Capital Model

        The Group uses economic capital modeling for capital adequacy assessment, risk-adjusted performance measurement and group-level and operating entity-level risk analysis.

Modeling

        A pivotal factor in determining whether to found and fund the Company was the opportunity for differentiation based upon superior risk management expertise; specifically, managing catastrophe risk and optimizing our portfolio to generate attractive returns on capital while controlling our exposure to risk, and assembling a management team with the experience and expertise to do so. The Company's proprietary models are current with emerging scientific trends. This has enabled the Company to gain a competitive advantage over those reinsurers who rely exclusively on commercial models for pricing and portfolio management. The Company has made a significant investment in expertise in the risk modeling area to capitalize on this opportunity. The Company has assembled an experienced group of professional experts who operate in an environment designed to allow them to use their expertise as a competitive advantage. While the Company uses both proprietary and commercial probabilistic models, Catastrophe risk is ultimately subject to absolute aggregate limitations based on risk levels determined by the Risk Committee of the Board of Directors.

        Vendor Models:    The Company has global licenses for all three major commercial vendor models (RMS, AIR and EQECAT), to assess the adequacy of risk pricing and to monitor its overall exposure to risk in correlated geographic zones. Commencing in January 2012, the Company incorporated RMS version 11 into its vendor models. The Company models property exposures that could potentially lead to an over-aggregation of property risks (i.e., catastrophe-exposed business) using the vendor models. The vendor models enable the Company to aggregate exposures by correlated event loss scenarios, which are probability-weighted. This enables the generation of exceedance probability curves for the portfolio and major geographic areas. Once exposures are modeled using one of the vendor models, the other two models are used as a reasonability check and validation of the loss scenarios developed and reported by the first. The three commercial models each have unique strengths and weaknesses. For example, it is sometimes necessary to impose changes to frequency and severity ahead of changes made by the model vendors.

        The Company's review of market practice revealed a number of areas where quantitative expertise can be used to improve the reliability of the vendor model outputs:

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

Underwriting Risk Management

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

        All of the Company's underwriters are subject to a set of underwriting guidelines. At Validus Re, these guidelines are established by the Chief Executive Officer and approved by the Company's Board of Directors. At Talbot, the guidelines are established by executive management at Talbot and approved by their Board of Directors. These guidelines are then subject to review and approval by the Risk Committee of our Board of Directors. Underwriters are also issued letters of authority that specifically address the limits of their underwriting authority and their referral criteria. The Company's current underwriting guidelines and letters of authority include:

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

  •
  evaluate our clients' exposures and make adjustments where their exposure is not adequately reflected;

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

        Our underwriters have the responsibility to analyze all submissions and determine if the related potential exposures meet with both the Company's risk profile line size and aggregate limitations, in line with the business plan. In order to ensure compliance, we run appropriate management information reports and all lines are subject to fully approved regulatory audits. Further, our treaty reinsurance operation has the authority limits of individual underwriters built into VCAPS while Talbot maintains separate compliance procedures to ensure that the appropriate policies and guidelines are followed.

        Validus Re:    We have established a referral process whereby business exceeding set exposure or premium limits is referred to the Chief Executive Officer for review. As the reviewer of such potential business, the Chief Executive Officer has the ability to determine if the business meets the Company's overall desired risk profile. The Chief Executive Officer has defined underwriting authority for each underwriter, and risks outside of this authority must be referred to the Company's Chief Executive Officer.

The Risk Committee of our Board of Directors reviews business that is outside the authority of the Chief Executive Officer.

        Talbot:    Our risk review and control processes have been designed to ensure that all written risks comply with underwriting and risk control strategies. The workflow system is designed to automate the referral of risks to the relevant reviewer who has an appropriate level of authority to review the risk. These reviews are documented, monitored and reports are prepared on a regular basis.

        Collectively, the various peer review procedures serve numerous objectives, including:

  •
  Validating that underwriting decisions are in accordance with risk appetite, authorities, agreed business plans and standards for type, quality and profitability of risk;

  •
  Providing an experienced and suitably qualified second review of individual risks;

  •
  Ensuring that risks identified as significant undergo the highest level of technical underwriting review;

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

        Peer Review:    The majority of risks are peer reviewed by another underwriter within a specified number of working days of data entry being completed. There is an agreed matrix of underwriters authorized to peer review.

        Class of business review:    Risks written into a class by an underwriter other than the nominated class underwriter are subsequently forwarded to, and reviewed by, the nominated class underwriter.

        Exceptions review:    Risks that exceed a set of pre-determined criteria will also be referred to the Active Underwriter or the Underwriting Risk Officer for review. Such risks are discussed by the underwriters at regular underwriting meetings in the presence of at least one of the above. In certain circumstances, some risks may be referred to the Insurance Management Committee or the Talbot Underwriting Ltd ("TUL") Board for final approval. These reviews also commonly include reports of risks renewed where there has been a large loss ratio in the recent past.

        Insurance Management Committee:    At its regular meetings, the Committee reviews a range of key performance indicators including: premium income written versus plan; movements in syndicate cash and investments; aggregate exposures; together with other highlighted exception reports. The Committee also reviews claim movements over a financial threshold.

        Expert Review Subcommittee ("ERC"):    The ERC is a committee that meets regularly to review the underwriting activities of Syndicate 1183 and other related activities to provide assurance that the underwriting risks assumed are within the parameters of the business plan. This is achieved with the help of eight external expert reviewers who report their findings to the ERC.

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

        The TUL Executive Committee is responsible for establishing and maintaining a comprehensive risk register and key controls for TUL. It is responsible for formulating a risk appetite consistent with the Company's risk appetite, for approval by the TUL Board.

        The key focuses of each committee are as follows:

  •
  The TUL Executive Committee manages key risks with regard to strategy and reserves;

  •
  The Insurance Management Committee manages insurance risks;

  •
  The Operational Risk Committee manages risk related to people, processes, systems and external events; and

  •
  The Financial Risk Committee manages credit risk associated with reinsurers, brokers, coverholders and investments, market risk and liquidity risk.

        Performance against underwriting targets is measured regularly throughout the year. Risks written are subject to peer review, an internal quality control process. Pricing is controlled by the monitoring of rate movements and the comparison of technical prices to actual prices for certain classes of business. Controls over aggregation of claims exposures vary by class of business. They include limiting coastal risks, monitoring aggregation by county/region/blast zones and applying line size limits in all cases. Catastrophe modeling software and techniques are used to model expected loss outcomes for Lloyd's Realistic Disaster Scenario returns and in-house catastrophe event scenarios. Reserves are reviewed for adequacy on a quarterly basis. The syndicate also purchases reinsurance, with an appropriate number of reinstatements, to arrive at an acceptable net retained risk.

Program Limits

        Overall exposure to risk is controlled by limiting the amount of insurance or reinsurance underwritten in a particular program or contract. This helps to diversify within and across risk zones. The Risk Committee sets these limits, which may be exceeded only with its approval.

Geographic Diversification

        The Company actively manages its aggregate exposures by geographic or risk zone ("zones") to maintain a balanced and diverse portfolio of underlying risks. The coverage the Company is willing to provide for any risk located in a particular zone is limited to a predetermined level, thus limiting the net aggregate loss exposure from all contracts covering risks believed to be located in any zone. Contracts that have "worldwide" territorial limits have exposures in several geographic zones. Generally, if a proposed reinsurance program would cause the limit to be exceeded, the program would be declined, regardless of its desirability, unless the Company buys retrocessional coverage, thereby reducing the net aggregate exposure to the maximum limit permitted or less. The following table summarizes our Gross Premiums Written by geographic zone:

	Year ended December 31, 2011
	Gross Premiums Written
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total	%
United States	$520,241	$117,178	$(9,494)	$627,925	29.6%
Worldwide excluding United States(a)	48,047	247,367	(14,146)	281,268	13.2%
Europe	89,705	52,018	(1,988)	139,735	6.6%
Latin America and Caribbean	43,627	94,859	(27,857)	110,629	5.2%
Japan	43,032	7,380	(458)	49,954	2.3%
Canada	518	10,583	(507)	10,594	0.5%
Rest of the world(b)	58,908	—	—	58,908	2.8%

Sub-total, non United States	283,837	412,207	(44,956)	651,088	30.6%
Worldwide including United States	121,941	50,723	(2,852)	169,812	8.0%
Marine and Aerospace(c)	264,201	434,014	(22,349)	675,866	31.8%

Total	$1,190,220	$1,014,122	$(79,651)	$2,124,691	100.0%

(a)
Represents risks in two or more geographic zones.

(b)
Represents risk in one geographic zone.

(c)
Not classified by geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

        The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on the Company's ability to determine the actual location of the risks believed to be covered under a particular insurance or reinsurance program. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone's limits. Further control over diversification is achieved through guidelines covering the types and amount of business written in product classes and lines within a class.

Reinsurance Management

        Validus Re Retrocession:    Validus Re monitors the opportunity to purchase retrocessional coverage on a continual basis and employs the VCAPS modeling system to evaluate the effectiveness of risk mitigation and exposure management relative to the cost. This coverage may be purchased on an indemnity basis as well as on an index basis (e.g., industry loss warranties ("ILWs")). Validus Re also considers alternative retrocessional structures, including collateralized quota share ("sidecar") and other capital markets products.

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

        The following describes the Talbot Group's process in the purchase and authorization of treaty reinsurance policies only. It does not cover the purchase of facultative reinsurance because these premiums are not significant.

        The reinsurance program is reviewed by the reinsurance purchasing team on an on-going basis in line with the main business planning process. This process incorporates advice and analytical work from our brokers, actuarial and capital modeling teams.

        The review and modification is based upon the following:

  •
  budgeted underwriting for the coming year;

  •
  loss experience from prior years;

  •
  loss information from the coming year's individual capital assessment calculations;

  •
  changes to risk limits and aggregation limits expected and any other changes to Talbot's risk tolerance;

  •
  scenario planning;

  •
  changes to capital requirements; and

  •
  Realistic Disaster Scenarios ("RDSs") prescribed by Lloyd's.

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

        Once this has occurred, the reinsurance program is purchased in the months prior to the beginning of the covered period. All reinsurance contracts arranged are authorized for purchase by the Director of Underwriting and Operations. Slips are developed prior to inception to ensure the best possible cover is achieved. After purchase, cover notes are reviewed by the relevant class underwriters and presentations made to all underwriting staff to ensure they are aware of the boundaries of the cover.

Distribution

        Although we conduct some business on a direct basis with our treaty and facultative reinsurance clients, most of our business is derived through insurance and reinsurance intermediaries ("brokers"), who access business from clients and coverholders. We are able to attract business through our recognized lead capability in most classes we underwrite, particularly in classes where such lead ability is rare.

        Currently, our largest broker relationships, as measured by gross premiums written, are with Aon Benfield Group Ltd., Marsh & McLennan Companies, Inc./Guy Carpenter & Co., and Willis Group Holdings Ltd. The following table sets forth the Company's gross premiums written by broker:

	Year Ended December 31, 2011
	Gross Premiums Written
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total	%
Name of Broker
Marsh Inc./Guy Carpenter & Co.	$390,312	$172,651	$(13,560)	$549,403	25.9%
Aon Benfield Group Ltd.	238,298	133,634	(10,496)	361,436	17.0%
Willis Group Holdings Ltd.	356,682	162,084	(12,730)	506,036	23.8%

Sub-total	985,292	468,369	(36,786)	1,416,875	66.7%
All Others	204,928	545,753	(42,865)	707,816	33.3%

Total	$1,190,220	$1,014,122	$(79,651)	$2,124,691	100.0%

Reserve for losses and loss expenses

        For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims.

        The following tables show certain information with respect to the Company's gross and net reserves:

	As at December 31, 2011
(Dollars in thousands)	Gross case reserves	Gross IBNR	Total Gross Reserve for Loss and Loss Expenses
Property	$736,448	$575,556	$1,312,004
Marine	437,367	350,833	788,200
Specialty	240,627	290,312	530,939

Total	$1,414,442	$1,216,701	$2,631,143

	As at December 31, 2011
(Dollars in thousands)	Net case reserves	Net IBNR	Total Net Reserve for Loss and Loss Expenses
Property	$611,385	$512,730	$1,124,115
Marine	375,364	326,218	701,582
Specialty	190,506	242,455	432,961

Total	$1,177,255	$1,081,403	$2,258,658

        Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company's reserving practices and the establishment of any particular reserve reflects management's judgment concerning sound financial practice and does not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims ("case reserves") and IBNR claims.

        The nature of the Company's high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Such loss payments are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements."

        The tables below present the development of the Company's unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net and gross of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables also show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of each table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements."

Analysis of Losses and Loss Expense Reserve Development Net of Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011
Estimated liability for unpaid losses and loss expense, net of reinsurance recoverable	$77,363	$791,713	$1,096,507	$1,440,369	$1,752,839	$2,258,658
Liability—estimated as of:
One year later	60,106	722,010	1,018,930	1,283,759	1,596,720
Two years later	54,302	670,069	937,696	1,181,987
Three years later	50,149	606,387	902,161
Four years later	46,851	584,588
Five years later	45,946
Cumulative redundancy (deficiency)(a)	31,417	207,125	194,346	258,382	156,119
Cumulated paid losses, net of reinsurance recoveries, as of:
One year later	$27,180	$216,469	$353,476	$384,828	476,779
Two years later	34,935	320,803	562,831	634,041
Three years later	39,520	350,521	662,319
Four years later	41,746	374,788
Five years later	41,901

(a)
See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Analysis of Losses and Loss Expense Reserve Development Gross of Recoveries

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011
Estimated gross liability for unpaid losses and loss expense	$77,363	$926,117	$1,305,303	$1,622,134	$2,035,973	$2,631,143
Liability—estimated as of:
One year later	60,106	846,863	1,223,018	1,484,646	1,854,565
Two years later	54,302	791,438	1,164,923	1,385,533
Three years later	50,149	745,624	1,134,043
Four years later	46,851	721,730
Five years later	45,946
Cumulative redundancy (deficiency)(a)	31,417	204,387	171,260	236,601	181,408
Cumulative paid losses, gross of reinsurance recoveries, as of:
One year later	$27,180	$245,240	$437,210	$455,182	557,894
Two years later	34,935	394,685	709,218	650,572
Three years later	39,520	452,559	830,435
Four years later	41,746	480,277
Five years later	41,901

(a)
See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

        The following table presents an analysis of the Company's paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross reserves at beginning of year	$2,035,973	$1,622,134	$1,305,303
Losses recoverable at beginning of year	(283,134)	(181,765)	(208,796)

Net reserves at beginning of year	1,752,839	1,440,369	1,096,507
Net loss reserves acquired in purchase of IPC	—	—	304,957
Incurred losses—current year	1,400,520	1,144,196	625,810
Incurred losses—change in prior accident years	(156,119)	(156,610)	(102,053)

Incurred losses	1,244,401	987,586	523,757
Paid losses—current year	(272,479)	(288,974)	(122,351)
Paid losses—prior year	(470,547)	(384,448)	(385,084)

Total net paid losses	(743,026)	(673,422)	(507,435)
Foreign exchange	4,444	(1,694)	22,583

Net reserves at year end	2,258,658	1,752,839	1,440,369
Losses recoverable at year end	372,485	283,134	181,765

Gross reserves at year end	$2,631,143	$2,035,973	$1,622,134

        Validus Re:    Validus Re's loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims, the costs of additional case reserves on claims reported but not considered to be adequately reserved in such reporting ("ACRs") and amounts that have been incurred but not yet reported. ACRs are used in certain cases and may be calculated based on management's estimate of the required case reserve on an individual claim less the case reserves reported by the client. The Validus Re Loss Reserve Committee follows material catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, estimation and approval of ultimate loss reserving resulting from any material catastrophe event. U.S. GAAP does not permit the establishment of loss reserves until an event occurs that gives rise to a loss.

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

        Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which Validus Re has operated, thereby providing limited claims loss emergence patterns that directly pertain to Validus Re's operations. This has necessitated the use of industry loss emergence patterns in deriving IBNR, which despite management's and our actuaries' care in selecting them, will differ from actual experience. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected losses and loss ratios are a significant component in the calculation deriving IBNR. Finally, the uncertainty surrounding estimated costs is greater in cases where large, unique events have been reported and the associated claims are in early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps materially. During 2010 and 2011, given the complexity and severity of notable loss events in the year, an explicit reserve for potential development on 2010 and 2011 notable loss events (RDE) was included within the Company's IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events develop, it is expected that this reserve will be allocated to specific notable loss events.

        The requirement for a reserve for potential development on notable loss events in a quarter is a function of (a) the number of significant events occurring in that quarter and (b) the complexity and volatility of those events. These factors are considered in the aggregate for the events occurring in the quarter, recognizing that it is more likely that one or some of the events may deteriorate significantly, rather than all deteriorating proportionately. The evaluation of each quarter's requirement for a reserve for development on notable loss events takes place as part of the quarterly evaluation of the Company's overall reserve requirements. It is not directly linked in isolation to any one significant/notable loss in the quarter, and therefore it is not 'assigned to a contract on the basis of a specific review'. The reserve for development on notable loss events is evaluated by our in-house actuaries as part of their normal process in setting of indicated reserves for the quarter. In ensuing quarters senior management revisits and re-estimates each event previously considered in the catastrophe loss event process, as well as events that have subsequently emerged in the current quarter. Changes to the reserve for potential development on notable loss events will be considered in light of changes to previous loss estimates from notable losses in this re-estimation process.

        Loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates.

        Talbot:    Talbot's loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including case reserves and IBNR. Talbot uses generally accepted actuarial techniques in its IBNR estimation process. ACRs are not generally used.

        Talbot performs internal assessments of liabilities on a quarterly basis. Talbot's loss reserving process involves the assessment of actuarial estimates of gross ultimate losses on both an ultimate basis (i.e., ignoring the period during which premium earns) and an earned basis, split by underwriting year and class of business, and generally also between attritional, large and catastrophe losses. These estimates are made using a variety of generally accepted actuarial projection methodologies, as well as additional qualitative consideration of future trends in frequency, severity and other factors. The gross estimates are used to estimate ceded reinsurance recoveries, which are in turn used to calculate net ultimate losses as the difference between gross and ceded. These figures are subsequently used by Talbot's management to help it assess its best estimate of gross and net ultimate losses.

        As with Validus Re, Talbot's loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. The uncertainty surrounding estimated costs is also greater in cases where large, unique events have been reported and the associated claims are in the early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps materially.

        Talbot's loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. See Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements."

Investment Management

        The Company manages its investment portfolio on a consolidated basis. As we provide short-tail insurance and reinsurance coverage, we could become liable to pay substantial claims on short notice. Accordingly, we follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our Board of Directors, led by our Finance Committee, oversees our investment strategy, and in consultation with BlackRock Financial Management, Inc., Goldman Sachs Asset Management, Conning, Inc. and Pinebridge Investments Europe Ltd., our portfolio advisors, has established investment guidelines for us. The investment guidelines dictate the portfolio's overall objective, benchmark portfolio, eligible securities, duration, use of derivatives, inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.

        Substantially all of the fixed maturity investments held at December 31, 2011 were publicly traded. At December 31, 2011, the average duration of the Company's fixed maturity portfolio was 1.63 years (December 31, 2010: 2.27 years). Management emphasizes capital preservation for the portfolio and maintains a significant allocation of short-term investments. At December 31, 2011, the average rating of the portfolio was AA- (December 31, 2010: AA+). At December 31, 2011, the total fixed maturity portfolio was $4,894.1 million (December 31, 2010: $4,823.9 million), of which $882.9 million (December 31, 2010: $2,946.5 million) were rated AAA.

        Please refer to our Current Report on Form 8-K furnished to the Securities and Exchange Commission (the "SEC") on February 2, 2012 for additional disclosure with respect to the composition of our investment portfolio.

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

        Talbot:    Where Talbot is the lead syndicate on business written, the claims adjusters will deal with the broker representing the insured. This may involve appointing attorneys, loss adjusters or other experts. The central Lloyd's market claims bureau will respond on behalf of syndicates other than the leading syndicate.

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

  •
  Amlin plc, Catlin Group Limited, Hiscox and others in the Lloyd's market;

  •
  Direct insurers who compete with Lloyd's on a worldwide basis;

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

        Increased competition could result in fewer submissions, lower premium rates, lower share of allocated cover, and less favorable policy terms, which could adversely impact the Company's growth and profitability. Capital market participants have created alternative products such as catastrophe bonds that are intended to compete with reinsurance products. The Company is unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for products or the risks that may be available to consider underwriting.

Regulation

  United States

        Talbot operates primarily within the Lloyd's insurance market through Syndicate 1183, and Lloyd's operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed below. The Lloyd's market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd's is also an accredited reinsurer in all states and territories of the United States. Lloyd's maintains various trust funds in the state of New York to protect its United States business and is therefore subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd's U.S. trust funds. There are deposit trust funds in other states to support Lloyd's reinsurance and excess and surplus lines insurance business.

        Talbot is subject to a Closing Agreement between Lloyd's and the U.S. Internal Revenue Service pursuant to which Talbot is subject to U.S. federal income tax to the extent its income is attributable to U.S. agents who have authority to bind Talbot. Specifically, U.S. federal income tax is imposed on 35% of its income attributable to U.S. binding authorities (70% for Illinois or Kentucky business).

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

        In addition, the insurance and reinsurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda and not licensed or authorized in the United States recently has become the subject of increased scrutiny in many jurisdictions, including the United States. We are not able to predict the future impact of changes in the laws and regulation to which we are or may become subject on the Company's financial condition or results of operations.

  United Kingdom

        The financial services industry in the UK is regulated by the Financial Services Authority ("FSA"). The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: "to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal."

        In relation to insurance business, the FSA regulates insurers, insurance intermediaries and Lloyd's itself. The FSA and Lloyd's have common objectives in ensuring that Lloyd's market is appropriately regulated and, to minimize duplication, the FSA has agreed arrangements with Lloyd's for co-operation on supervision and enforcement.

        Talbot's underwriting activities are therefore regulated by the FSA as well as being subject to the Lloyd's "franchise". Both FSA and Lloyd's have powers to remove their respective authorization to manage Lloyd's syndicates. Lloyd's approves annually Syndicate 1183's business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd's may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds as Lloyd's).

        In addition, Talbot's intermediary company, Underwriting Risk Services Ltd. is regulated by the FSA as an insurance intermediary.

        The U.K. government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The U.K. government intends to create a new Financial Policy Committee (FPC) within the Bank, which will look at the wider economic and financial risks to the stability of the system.

        In addition, the FSA will cease to exist in its current form, and the U.K government will create two new focused financial regulators:

  •
  A new Prudential Regulation Authority (PRA) will be responsible for the day-to-day supervision of financial institutions that are subject to significant prudential regulation. It will adopt a more judgment-focused approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability.

  •
  A new Financial Conduct Authority (FCA) will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.

        The Financial Services Bill was introduced to Parliament on January 26, 2012. Subject to the parliamentary timetable the U.K government's aim is for the Bill to gain Royal Assent by the end of 2012, and for the new system to be operational in early 2013.

        In November 2007 Talbot established Talbot Risk Services Pte Ltd in Singapore to source business in the Far East under the Lloyd's Asia Scheme. The Lloyd's Asia Scheme was established by the Monetary Authority of Singapore to encourage members of Lloyd's to expand insurance activities in Asia.

        An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. A directive, known as Omnibus II, which will amend certain of the Solvency II proposals, including the implementation date, is due to be considered by the European Parliament in 2012. The proposed Solvency II insurance directive is currently expected to come into force with a soft launch on January 1, 2013 and a full implementation on January 1, 2014. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. The Company's implementation plans are well underway, although final Solvency II guidelines have not been published.

  Bermuda

        General.    As a holding company, Validus Holdings, Ltd. is not subject to Bermuda insurance regulation. However, the Insurance Act 1978 regulates the Company's operating subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act. The Insurance Act makes no distinction between insurance and reinsurance business. The Company has four Bermuda based-subsidiaries, Validus Re, a Class 4 insurer, Validus Re Americas, Ltd (formerly IPCRe Limited), a Class 4 insurer, Talbot Insurance (Bermuda) Ltd., a Class 3 insurer, and AlphaCat Reinsurance, Ltd, a Class 3 insurer, each registered under the Insurance Act 1978 (Bermuda), and its Related Regulations ("The Act").

        Principal Representative.    The Insurance Act requires that every insurer, including the Bermuda insurance subsidiaries of the Company, appoint and maintain a principal representative resident in Bermuda and maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the Annual Statutory Financial Return and Capital and Solvency Return.

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

        Supervision.    The BMA may appoint an inspector with extensive powers to investigate the affairs of any of the Company's Bermuda insurance subsidiaries if it believes that such an investigation is in the best interests of such insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct any of the Company's Bermuda insurance subsidiaries to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of any of the Company's Bermuda insurance subsidiaries becoming insolvent, or being in breach of the Insurance Act, or any conditions imposed upon its registration under the Insurance Act, the BMA may, among other things, direct the relevant entity or entities: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in or transfer to the custody of a specified bank certain assets; (vi) not to declare or pay any dividends or other distributions, or to restrict the making of such payments; and/or (vii) to limit its premium income.

        Restrictions on Dividends.    Under the Bermuda Companies Act 1981, as amended, a Bermuda company, including the Company, may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than its liabilities. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as Class 4 Insurers, Validus Re and Validus Re Americas, Ltd. may not in any financial year pay dividends which would exceed 25 percent of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files a solvency affidavit at least seven days in advance.

        Enhanced Capital Requirements and Minimum Solvency.    In 2008, the Bermuda insurance supervisory framework underwent major revision with the passage of the Insurance Amendment Act 2008 (the

Amendment Act). The Amendment Act established new risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers. These requirements are updated periodically.

        The new risk-based capital model, or Bermuda Solvency Capital Requirement ("BSCR"), is a tool to assist the BMA in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer's assets, liabilities and premiums, including a formula to take account of catastrophe risk exposure. In order to minimize the risk of shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA requires that insurers operate at or above a threshold capital level (termed the Target Capital Level (TCL)), which exceeds the BSCR or approved internal model minimum amounts.

        In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA proposes that insurers operate at or above a threshold captive level (termed the Target Capital Level ("TCL")), which exceeds the BSCR (Enhanced Capital Requirement ("ECR")) or approved internal model minimum amounts. Presently the BSCR model applies to Validus Re and Validus Re Americas, Ltd.

        In addition to the new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended) applicable to all Bermuda insurance companies. While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 Insurer is also required to meet a margin of solvency as well as minimum amounts of paid-up capital for registration (termed the Regulatory Capital Requirement) ("RCR")). Under the RCR, the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin, being equal to the greater of:

          (a)   $100,000,000;

          (b)   50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written); or

          (c)   15% of net losses and loss expense reserves.

        The Company's Bermuda insurance subsidiaries must prepare annual statutory financial statements and file them with the BMA, together with audited annual financial statements prepared in accordance with U.S. GAAP, International Financial Reporting Standards (IFRS) or any such GAAP as the BMA may recognize. These audited financial statements are made public by the BMA.

        Prudential Standards:    The BMA may make Rules prescribing prudential standards in relation to enhanced capital requirements, capital and solvency returns, insurance reserves and eligible capital and may impose different requirements to be complied with by different classes of insurers, in different situations and in respect of different activities. The Rules may allow the BMA to exercise powers and discretion in relation to prudential standards including the power to approve, improve, adjust or exclude specific prudential standards in relation to a particular insurer or a specific class of insurer. The Rules may provide for summary offences in relation to the making of false or misleading statements or returns. An insurer may make application to be exempted from the requirement to comply with any prudential standard. The BMA will not grant such an exemption unless it is satisfied that it is appropriate having regard to the obligations of the insurer towards its policyholders.

        Adjustments to ECR and Available Statutory Capital and Surplus:    The BMA, under specified circumstances, may make adjustments to an insurer's enhanced capital requirements and available statutory capital and surplus. Such adjustments may require an increase in the amount of insurance reserves to the level of existing prudential standards. The BMA shall notify an insurer of its intention and provide the insurer with an opportunity to make written representations. An insurer also has the opportunity to make application to the BMA for an adjustment to its enhanced capital requirements or available statutory capital and surplus. The BMA will make such adjustments as it determines to be appropriate.

        Group Supervision.    Emerging international norms in the regulation of global insurance and reinsurance groups are trending increasingly towards the imposition of group-wide supervisory regimes by one principal "home" regulator over all the legal entities in the group, no matter where incorporated. The Insurance Amendment Act 2010 ("2010 Amendment Act") which became operative on March 25, 2010, introduced such a regime into Bermuda insurance regulation.

        The 2010 Amendment Act introduced into the Insurance Act a new part concerning group supervision. The new part includes new provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power of the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision. The BMA has subsequently released Insurance (Group Supervision) Rules 2011, which, when operative, will be applicable to the Company. The BMA is the group supervisor for the Company and its subsidiaries.

        The Bermuda Insurance Code of Conduct.    The BMA has implemented a new insurance code, the Insurance Code of Conduct (the "Bermuda Insurance Code"), which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for commercial insurers, such as the Company's Bermuda insurance subsidiaries.

        The Code is divided into six categories, including:

          (a)   Proportionality Principle;

          (b)   Corporate Governance;

          (c)   Risk Management;

          (d)   Governance Mechanism;

          (e)   Outsourcing; and

          (f)    Market Discipline and Disclosure.

        These categories contain the duties, requirements and compliance standards to be adhered to by all insurers. It stipulates that in order to achieve compliance with the Bermuda Insurance Code, insurers are to develop and apply policies and procedures capable of assessment by the BMA.

        Securities:    Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003, and Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our ordinary shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of the company remain so listed. The ordinary shares of the Company are listed on the New York Stock Exchange.

        Notwithstanding the above general permission, the BMA has granted us permission to, subject to our ordinary or voting shares being listed on an appointed stock exchange, issue, grant, create, sell and transfer any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, collectively, the "Securities", to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities (excluding, for the avoidance of doubt, our ordinary or voting shares) are listed on an appointed stock exchange.

        Controller Notification.    Under the Insurance Act each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of the Company and/or any of the Company's Bermuda insurance subsidiaries within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of the Company or any of the Company's Bermuda insurance subsidiaries if it appears to the BMA that the person is no longer fit and proper to be such a controller. The Company's Bermuda insurance subsidiaries are also required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller or officer, a controller or officer being a managing director, chief executive, director, secretary, chief executive or senior executive or other person in accordance with whose directions or instructions the directors of the Bermuda insurance subsidiaries are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of any of the Bermuda insurance subsidiaries.

Employment Practices

        The Company prides itself on its ability to attract extraordinarily talented people from all over the world to help us build our business. We are in a knowledge business, and the competition for talent is intense. We have developed an outstanding group of deeply talented professionals. Most importantly, we are able to retain this talented group and harness them toward providing risk management solutions for our clients and for our Company. We believe our relations with our employees are excellent.

        The following table details our personnel by geographic location as at December 31, 2011:

Location	Validus Re	Talbot	Corporate	Total	%
London, England	—	285	—	285	58.2%
Hamilton, Bermuda	60	1	47	108	22.0%
Waterloo, Canada	—	—	29	29	5.9%
Republic of Singapore	8	14	—	22	4.5%
Miami, United States	16	—	—	16	3.3%
New York, United States	—	13	4	17	3.5%
Dubai, United Arab Emirates	—	6	—	6	1.2%
Santiago, Chile	6	—	—	6	1.2%
Hamburg, Germany	1	—	—	1	0.2%

Total	91	319	80	490	100.0%

Available Information

        The Company files periodic reports, proxy statements and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website address is http://www.sec.gov. The Company's common shares are traded on the NYSE with the symbol "VR". Similar information concerning the Company can be reviewed at the office of the NYSE at 20 Broad Street, New York, New York, 10005. The Company's website address is http://www.validusholdings.com. Information contained in this website is not part of this report.

        The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, including through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Copies of the charters for the audit committee, the compensation committee, the corporate governance and nominating committee, the finance committee and the risk committee, as well as the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors, Officers and Employees (the "Code"), which applies to all of the Company's Directors, officers and employees, and Code of Ethics for Senior Officers, which applies to the Company's principal executive officer, principal accounting officer and other persons holding a comparable position, are available free of charge on the Company's website at http://www.validusholdings.com or by writing to Investor Relations, Validus Holdings, Ltd., 29 Richmond Road, Pembroke, HM 08, Bermuda. The Company will also post on its website any amendment to the Code and any waiver of the Code granted to any of its directors or executive officers to the extent required by applicable rules.

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

        The extent of losses from catastrophes is a function of both the number and severity of the insured events and the total amount of insured exposure in the areas affected. Increases in the value and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from natural catastrophic events in the future. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could adversely affect our financial condition, possibly to the extent of eliminating our shareholders' equity. Our ability to write new reinsurance policies could also be affected as a result of corresponding reductions in our capital.

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

        As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. For example, a (re)insurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from an insurer or reinsurer may in part be determined by the judgmental allocation of damage between the storms. Given the magnitude of the amounts at stake, these types of issues occasionally necessitate judicial resolution. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs. Our exposure to this uncertainty is greater in our longer tail lines (marine and energy liabilities and financial institutions).

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

        If our financial strength rating is reduced from current levels, our competitive position in the reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers and brokers that place such business, move to other competitors with higher financial strength ratings. The substantial majority of reinsurance contracts issued through reinsurance brokers contain provisions permitting the ceding company to cancel such contracts in the event of a downgrade of the reinsurer by A.M. Best below "A-" (Excellent).

        We cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material and adverse. Consequently, substantially all of Validus Re's business could be affected by a downgrade of our A.M. Best rating below "A-".

        The indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of "B" (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries. A downgrade of the Company's A.M. Best financial strength rating below "B++" (Fair) would also constitute an event of default under our credit facilities. Either of these events could, among other things, reduce the Company's financial flexibility.

If the Company's risk management and loss limitation methods fail to adequately manage exposure to losses from catastrophic events, our financial condition and results of operations could be adversely affected.

        The Company manages exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall (re)insurance and investment portfolio. The Company uses various tools to analyze and manage the reinsurance exposures assumed from insureds and ceding companies and risks from a catastrophic event that could have an adverse effect on the investment portfolio. VCAPS, a proprietary risk modeling software, enables Validus Re to assess the adequacy of reinsurance risk pricing and to monitor the overall exposure to insurance and reinsurance risk in correlated geographic zones. The Company cannot assure the models and assumptions used by the software will accurately predict losses. Further, the Company cannot assure that it is free of defects in the modeling logic or in the software code. In addition, the Company has not sought copyright or other legal protection for VCAPS.

        In addition, much of the information that the Company enters into the risk modeling software is based on third-party data that may not be reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about building material and labor demand surge, storm surge, the expenses of settling claims (known as loss adjustment expenses), insurance-to-value and storm intensity. Accordingly, if the estimates and assumptions that are entered into the proprietary risk model are incorrect, or if the proprietary risk model proves to be an inaccurate forecasting tool, the losses the Company might incur from an actual catastrophe could be materially higher than its expectation of losses generated from modeled catastrophe scenarios, and its financial condition and results of operations could be adversely affected.

        A modeled outcome of net loss from a single event also relies in significant part on the reinsurance and retrocessional arrangements in place, or expected to be in place at the time of the analysis, and may change during the year. Modeled outcomes assume that the reinsurance in place responds as expected with minimal reinsurance failure or dispute. Reinsurance and retrocessional coverage is purchased to protect the inwards exposure in line with the Company's risk appetite, but it is possible for there to be a mismatch or gap in cover which could result in higher than modeled losses. In addition, many parts of the reinsurance program are purchased with limited reinstatements and, therefore, the number of claims or events which may be recovered from second or subsequent events is limited. It should also be noted that renewal dates of the reinsurance and retrocessional program do not necessarily coincide with those of the inwards business written. Where inwards business is not protected by risks attaching reinsurance and retrocessional programs, the programs could expire resulting in an increase in the possible net loss retained and as such, could have a material adverse effect on our financial condition and results of operations.

        The Company also seeks to limit loss exposure through loss limitation provisions in its policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that its policies are legally interpreted as intended. There can be no assurance that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in its favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses we might incur from a catastrophic event could be materially higher than expectation and our financial condition and results of operations could be adversely affected.

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

        The insurance and reinsurance pricing cycle has historically been a market phenomenon, driven by supply and demand rather than by the actual cost of coverage. The upward phase of a cycle is often triggered when a major event forces insurers and reinsurers to make large claim payments, thereby drawing down capital. This, combined with increased demand for insurance against the risk associated with the event, pushes prices upwards. Over time, insurers' and reinsurers' capital is replenished with the higher revenues. At the same time, new entrants flock to the industry seeking a part of the profitable business. This combination prompts a slide in prices—the downward cycle—until a major insured event restarts the upward phase. As a result, the insurance and reinsurance business has been characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity, which is the percentage of surplus or the dollar amount of exposure that a reinsurer is willing to place at risk, as well as periods when shortages of capacity result in favorable premium rates and policy terms and conditions.

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

        The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, such as natural disasters (such as catastrophic hurricanes, windstorms, tornados, earthquakes and floods), courts granting large awards for certain damages, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds and primary insurance companies. We expect to experience the effects of cyclicality, which could materially adversely affect our financial condition and results of operations.

Competition for business in our industry is intense, and if we are unable to compete effectively, we may not be able to retain market share and our business may be materially adversely affected.

        The insurance and reinsurance industries are highly competitive. We face intense competition, based upon (among other things) global capacity, product breadth, reputation and experience with respect to particular lines of business, relationships with (re)insurance intermediaries, quality of service, capital and perceived financial strength (including independent rating agencies' ratings), innovation and price. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in (re)insurance and may have greater financial, marketing and employee resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services through alternative capital markets products that are structured to provide protections similar to those provided by reinsurers. These products, such as catastrophe-linked bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. Increased competition could result in fewer submissions and lower rates, which could have an adverse effect on our growth and profitability. If we are unable to compete effectively against these competitors, we may not be able to retain market share.

        Insureds have been retaining a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than risk transferring insurance. This has also put downward pressure on insurance premiums.

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

        We estimate the risks associated with our outstanding obligations, including the risk embedded within our unearned premiums. To do this, we establish reserves for losses and loss expenses (or loss reserves), which are liabilities that we record to reflect the estimated costs of claim payment and the related expenses that we will ultimately be required to pay in respect of premiums written and include case reserves and IBNR reserves. However, under U.S. GAAP, we are not permitted to establish reserves for losses until an event which gives rise to a claim occurs. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses. Case reserves are reserves established with respect to specific individual reported claims. IBNR reserves are reserves for estimated losses that we have incurred but that have not yet been reported to us.

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

        Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Management believes the item that requires the most subjective and complex estimates is the reserve for losses and loss expenses. Due to the Company's relatively short operating history, loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take many years to develop. Following a major catastrophic event, the possibility of future litigation or legislative change that may affect interpretation of policy terms further increases the degree of uncertainty in the reserving process. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different than the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. We expect volatility in results in periods in which significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events will require the establishment of substantial reserves from time to time.

We rely on key personnel and the loss of their services may adversely affect us. The Bermuda location of our head office may be an impediment to attracting and retaining experienced personnel.

        Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, Chairman of our Board of Directors and Chief Executive Officer; Joseph E. (Jeff) Consolino, President and Chief Financial Officer; C.N. Rupert Atkin, Chief Executive Officer of the Talbot Group; Michael E.A. Carpenter, Chairman of the Talbot Group; C. Jerome Dill, Executive Vice President and General Counsel; Andrew M. Gibbs, Executive Vice President and Group Controller; Andrew E. Kudera, Executive Vice President and Chief Actuary; Robert F. Kuzloski, Executive Vice President and Chief Corporate Legal Officer; Stuart W. Mercer, Executive Vice President and Chief Risk Officer; Jonathan P. Ritz, Executive Vice President, Business Operations; and Conan M. Ward, Executive Vice President of the Company and Chief Executive Officer of Validus Reinsurance, Ltd., among other key employees. The loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of the above-named executives provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to them or any of our other employees.

        The operating location of our head office and our Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident's certificate or holder of a working resident's certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government's policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 48 of our Bermuda employees, the majority of whom have obtained three- or five-year work permits.

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

        We have a policy in place applicable to each of our directors and officers which provides for the resolution of potential conflicts of interest. However, we may not be in a position to influence any party's decision to engage in activities that would give rise to a conflict of interest, and they may take actions that are not in our shareholders' best interests.

We may require additional capital or credit in the future, which may not be available or only available on unfavorable terms.

        We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our premiums written, loss reserves, investment portfolio composition and risk exposures, as well as satisfying regulatory and rating agency capital requirements. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. In addition, the capital and credit markets have recently been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

        In addition, as an alien insurer and reinsurer (not licensed in the U.S.), we are required to post collateral security with respect to any (re)insurance liabilities that we assume from insureds or ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain full statutory and regulatory credit for our reinsurance. Other jurisdictions may have similar collateral requirements. Under applicable statutory provisions, these security arrangements may be in the form of letters of credit, insurance or reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. We intend to satisfy such statutory requirements by maintaining the trust fund requirements for Talbot's underwriting at Lloyd's and by providing to primary insurers letters of credit issued under our credit facilities. To the extent that we are required to post additional security in the future, we may require additional letter of credit capacity and there can be no assurance that we will be able to obtain such additional capacity or arrange for other types of security on commercially acceptable terms or on terms as favorable as under our current letter of credit facilities. Our inability to provide collateral satisfying the statutory and regulatory guidelines applicable to insureds and primary insurers would have a material adverse effect on our ability to provide (re)insurance to third parties and negatively affect our financial position and results of operations.

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

        We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2011, our business was primarily sourced from the following brokers: Marsh Inc./Guy Carpenter & Co. 25.9%, Aon Benfield Group Ltd. 17.0% and Willis Group Holdings Ltd. 23.8%. These three brokers provided a total of 66.7% of our gross premiums written for the year ended December 31, 2011. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.

We assume a degree of credit risk associated with substantially all of our brokers.

        In accordance with industry practice, we frequently pay amounts owed on claims under our policies to brokers and the brokers, in turn, pay these amounts over to the ceding insurers and reinsurers that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding insurer or reinsurer for the deficiency notwithstanding the broker's obligation to make such payment. Conversely, in certain jurisdictions, when the ceding insurer or reinsurer pays premiums for these policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer or reinsurer will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with substantially all of our brokers.

Our utilization of brokers, managing general agents and other third parties to support our business exposes us to operational and financial risks

        Talbot's business at Lloyd's relies upon brokers, managing general agents and other third parties to produce and service a proportion of its operations. In these arrangements, we typically grant the third party the right to bind us to new and renewal policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should these third parties issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our managing general agent would be unable adequately to indemnify us for their contractual breach.

        We also rely on managing general agents, third party administrators or other third parties we retain, to collect premiums and to pay valid claims. We could also be exposed to their or their producer's operational risk, including, but not limited to, contract wording errors, technological and staffing deficiencies and inadequate disaster recovery plans. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage the claims activity on this business. Although we have implemented monitoring and other oversight protocols, we cannot assure you that these measures will be sufficient to mitigate all of these exposures.

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

        We purchase reinsurance and retrocessional reinsurance in order that we may offer insureds and cedants greater capacity, and to mitigate the effect of large and multiple losses on our financial condition. Reinsurance is a transaction whereby an insurer or reinsurer cedes to a reinsurer all or part of the insurance it has written or reinsurance it has assumed. A reinsurer's or retrocessional reinsurer's insolvency or inability or refusal to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of reinsurance or retrocessional reinsurance or negotiate terms that we deem appropriate or acceptable or obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the fixed income markets could result in significant unrealized losses in the fair value of our investment portfolio which would reduce our net income.

        Our operating results depend in part on the performance of our investment portfolio, which currently consists largely of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Board of Directors, led by our Finance Committee, oversees our investment strategy, and in consultation with our portfolio advisors, has established investment guidelines. The investment guidelines dictate the portfolio's overall objective, benchmark portfolio, eligible securities, duration, limitations on the use of derivatives and inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.

        The investment return, including net investment income, net realized gains (losses) on investments, net unrealized (losses) gains on investments, on our invested assets was $120.8 million, or 2.3% for the year ended December 31, 2011. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and there can be no assurance that we will achieve our investment objectives. See "Business—Investments."

        Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2011, 16.9% of our fixed income portfolio is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.

Our operating results may be adversely affected by currency fluctuations.

        Our functional currency is the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets and liabilities denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling and the Euro. As of December 31, 2011, $797.0 million, or 10.5% of our total assets and $890.5 million, or 21.4% of our total liabilities were held in foreign currencies. As of December 31, 2011, $88.8 million, or 2.1% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. We look to manage our foreign currency exposure through the use of currency derivatives as well as matching of our major foreign denominated assets and liabilities. However, there is no guarantee that we will effectively mitigate our exposure to foreign exchange losses. Please refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further discussion of foreign currency risk.

Heightened European sovereign debt risk could adversely affect our results of operations and financial condition.

        Our fixed income portfolio contains certain Eurozone non-U.S. Government and Government Agency securities and Eurozone Non-U.S. corporate securities which are subject to increased liquidity risk, interest rate risk and default risk as a result of heightened European sovereign debt risk. As of December 31, 2011 our fixed income portfolio contains $159.4 million or 3.3% of Eurozone Non-U.S. Government securities and $267.5 or 5.5% of Eurozone Non-U.S. corporate securities. Increased defaults, and or a significant increase in interest rates could result in losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.

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

Risks Relating to Lloyd's and Other U.K. Regulatory Matters

The regulation of Lloyd's members and of Lloyd's by the U.K. Financial Services Authority ("FSA") and under European Directives and other local laws may result in intervention that could have a significant negative impact on Talbot.

        Talbot operates in a regulated jurisdiction. Its underwriting activities are regulated by the FSA and franchised by Lloyd's. The FSA has substantial powers of intervention in relation to the Lloyd's managing agents (such as Talbot Underwriting Ltd.) which it regulates, including the power to remove their authorization to manage Lloyd's syndicates. In addition, the Lloyd's Franchise Board requires annual approval of Syndicate 1183's business plan, including a maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting (known as Funds at Lloyd's or "FAL"). An adverse determination in any of these cases could lead to a change in business strategy which may have an adverse effect on Talbot's financial condition and operating results.

        An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. A directive, known as Omnibus II, which will amend certain of the Solvency II proposals, including the implementation date, is due to be considered by the European Parliament in 2012. The proposed Solvency II insurance directive is currently expected to come into force with a soft launch on January 1, 2013 and a full implementation on January 1, 2014. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. The Company and Talbot's implementation plans are well underway, although final Solvency II guidelines have not been published. There can be no assurance that future legislation will not have an adverse effect on Talbot or the Company. Talbot continues to work towards a January 1, 2013 implementation date as agreed with Lloyd's and the FSA.

        Additionally, Lloyd's worldwide insurance and reinsurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd's generally and on Talbot.

The future structure of U.K. financial regulation

        The U.K. government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The U.K. government will create a new Financial Policy Committee (FPC) within the Bank, which will look at the wider economic and financial risks to the stability of the system.

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

  •
  A new Financial Conduct Authority (FCA) will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.

        The Financial Services Bill was introduced to Parliament on January 26, 2012. Subject to the parliamentary timetable the U.K. government's aim is for the Bill to gain Royal Assent by the end of 2012, and for the new system to be operational in early 2013.

        Lloyd's is keeping abreast of these developments and lobbying on behalf of the market when necessary. It is likely that Lloyd's itself and managing agency businesses will come under the day-to-day supervision of the PRA in due course although Talbot will also have to interact with the FCA. We are unable to determine the impact, if any, the change in U.K. financial regulation will have on Talbot's financial condition and results of operations.

Should Lloyd's Council decide additional levies are required to support the central fund, this could adversely affect Talbot.

        The central fund, which is funded by annual contributions and loans from Lloyd's members, acts as a policyholders' protection fund to make payments where any Lloyd's member has failed to pay, or is unable to pay, valid claims. The Lloyd's Council may resolve to make payments from the central fund for the advancement and protection of policyholders, which could lead to additional or special contributions being payable by Lloyd's members, including Talbot. This, in turn, could adversely affect Talbot and the Company

Lloyd's 1992 and prior liabilities.

        Lloyd's currently has a number of contingent liabilities in respect of risks under certain policies allocated to 1992 or prior years of account.

        Notwithstanding the "firebreak" introduced when Lloyd's implemented the Reconstruction and Renewal Plan in 1996, and the phase II completion which was effective June 30, 2009 which, as a result Equitas and relevant policyholders now benefit from $7.0 billion of reinsurance cover provided under this arrangement, Lloyd's members, including Talbot subsidiaries, remain indirectly exposed in a number of ways to 1992 and prior business then reinsured by Equitas, including through the application of overseas deposits and the central fund.

        The statutory transfer of 1992 and prior non-life business from Names to Equitas Insurance Limited, relieved the members and former members concerned from those liabilities under U.K. law and the law of every other state within the EEA, however, if the limit of retrocessional cover from National Indemnity Company in respect of that business proves to be insufficient and as a consequence Equitas is unable to pay the 1992 and prior liabilities in full, Lloyd's will be liable to meet any shortfall arising in respect of certain policies. The central fund, which Lloyd's can replenish, subject to its Bye-laws, by issuing calls on current underwriting members of Lloyd's (which will include Talbot subsidiaries), may be applied for these purposes. Lloyd's also has contingent liabilities under indemnities in respect of claims against certain persons.

The failure of Lloyd's to satisfy the FSA's annual solvency test could result in limitations on managing agents' ability, including Talbot's ability to underwrite or to commence legal proceedings against Lloyd's.

        The FSA requires Lloyd's to satisfy an annual solvency test. The solvency requirement in essence measures whether Lloyd's has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and in run-off. If Lloyd's fails to satisfy the test in any year, the FSA may require Lloyd's to cease trading and/or its members to cease or reduce underwriting. In the event of Lloyd's failing to meet any solvency requirement, either the Society of Lloyd's or the FSA may apply to the court for a Lloyd's Market Reorganisation Order ("LMRO"). On the making of an order a "reorganisation controller" is appointed, and for its duration, a moratorium is imposed preventing any proceedings or legal process from being commenced or continued against any party that is the subject of such an order, which, if made, would apply to the market as a whole, including members, former members, managing agents, members' agents, Lloyd's brokers, approved run-off companies and managing general agents unless individual parties are specifically excluded.

A downgrade in Lloyd's ratings would have an adverse effect on Syndicate 1183's standing among brokers and customers and cause its premiums and earnings to decrease.

        The ability of Lloyd's syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by an accredited rating agency. The financial security of the Lloyd's market is regularly assessed by three independent rating agencies, A.M. Best, Standard & Poor's and Fitch Ratings. Syndicate 1183 benefits from Lloyd's current ratings and would be adversely affected if the current ratings were downgraded from their present levels.

An increase in the charges paid by Talbot to participate in the Lloyd's market could adversely affect Talbot's financial and operating results.

        Lloyd's imposes a number of charges on businesses operating in the Lloyd's market, including, for example, annual subscriptions and central fund contributions for members and policy signing charges. The basis and amounts of charges may be varied by Lloyd's and could adversely affect Talbot and the Company.

An increase in the level or type of deposits required by U.S. Situs Trust Deeds to be maintained by Lloyd's syndicates could result in Syndicate 1183 being required to make a cash call which could adversely affect Talbot's financial performance.

        The U.S. Situs Trust Deeds require syndicates transacting certain types of business in the United States to maintain minimum deposits as protection for U.S. policyholders. These deposits represent the syndicates' estimates of unpaid claims liabilities (less premiums receivable) relating to this business, adjusted for provisions for potential bad debt on premiums earned but not received and for any anticipated profit on unearned premiums. No credit is generally allowed for potential reinsurance recoveries. The New York Insurance Department and the U.S. National Association of Insurance Commissioners currently require funding of 30% of gross liabilities in relation to insurance business classified as "Surplus Lines." The "Credit for Reinsurance" trust fund is usually required to be funded at 100% of gross liabilities. The funds contained within the deposits are not ordinarily available to meet trading expenses. U.S. regulators may increase the level of funding required or change the requirements as to the nature of funding. Accordingly, in the event of a major claim arising in the United States, for example from a major catastrophe, syndicates participating in such U.S. business may be required to make cash calls on their members to meet claims payments and deposit funding obligations. This could adversely affect Talbot.

Risks Related to Taxation

We may be subject to U.S. tax.

        We are organized under the laws of Bermuda and presently intend to structure our activities to minimize the risk that we would be considered engaged in a U.S. trade or business. No definitive standards, however, are provided by the Internal Revenue Code of 1986, as amended (the "Code"), U.S. Treasury regulations or court decisions regarding activities that constitute the conduct of a U.S. trade or business. Because that determination is essentially factual, we cannot assure that the Internal Revenue Service (the "IRS") will not contend that we are engaged in a U.S. trade or business. If we were found to be so engaged, we would be subject to U.S. corporate income and branch profits tax on our earnings that are effectively connected to such U.S. trade or business.

        If Validus Re is entitled to the benefits of the income tax treaty between the U.S. and Bermuda (the "Bermuda Treaty"), it would not be subject to U.S. income tax on any income protected by the Bermuda Treaty unless that income is attributable to a permanent establishment in the U.S. The Bermuda Treaty clearly applies to premium income, but may be construed as not protecting other income such as investment income. If Validus Re were found to be engaged in a trade or business in the U.S. and were entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty was found not to protect investment income, a portion of Validus Re's investment income could be subject to U.S. tax.

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.

        Controlled Foreign Corporation Status:    The Company should not be a controlled foreign corporation ("CFC") because its organizational documents provide that if the common shares owned, directly, indirectly or by attribution, by any person would otherwise represent more than 9.09% of the aggregate voting power of all the Company's common shares, the voting rights attached to those common shares will be reduced so that such person may not exercise and is not attributed more than 9.09% of the total voting power of the common shares. We cannot assure, however, that the provisions of the Organizational Documents will operate as intended and that the Company will not be considered a CFC. If the Company were considered a CFC, any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of the Company may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company's undistributed earnings and profits attributable to Validus Re's insurance and reinsurance income, including underwriting and investment income. Any gain realized on sale of common shares by such shareholder may also be taxed as a dividend to the extent of the Company's earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).

        Related Person Insurance Income:    If the related person insurance income ("RPII") of any of the Company's non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary's gross insurance income in any taxable year, and U.S. persons were treated as owning 25% or more of the subsidiary's stock, by vote or value, a U.S. person who directly or indirectly owns any common shares on the last day of such taxable year on which the 25% threshold is met would be required to include in income for U.S. federal income tax purposes that person's ratable share of that subsidiary's RPII for the taxable year. The amount to be included in income is determined as if the RPII were distributed proportionately to U.S. shareholders on that date, regardless of whether that income is distributed. The amount of RPII to be included in income is limited by such shareholder's share of the subsidiary's current-year earnings and profits, and possibly reduced by the shareholder's share of prior year deficits in earnings and profits. The amount of RPII earned by a subsidiary will depend on several factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met for our non-U.S. insurance subsidiaries, some of the factors that might affect that determination in any period may be beyond our control. Consequently, we cannot assure that we will not exceed the RPII threshold in any taxable year.

        If a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% threshold was not met) and the 25% threshold is met at any time during the five-year period ending on the date of disposition, and the U.S. person owned any shares at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, the shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that those rules should not apply to a disposition of common shares because the Company is not itself directly engaged in the insurance business. We cannot assure, however, that the IRS will not successfully assert that those rules apply to a disposition of common shares.

U.S. persons who hold common shares will be subject to adverse tax consequences if the Company is considered a passive foreign investment company for U.S. federal income tax purposes.

        If the Company is considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, a U.S. holder who owns common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company's non-U.S. status. We currently do not expect that the Company will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because, through Validus Re, Talbot 2002 Underwriting Capital Ltd. and Talbot Underwriting Ltd., it intends to be predominantly engaged in the active conduct of a global insurance and reinsurance business. We cannot assure you, however, that the Company will not be deemed to be a PFIC by the IRS. No regulations currently exist regarding the application of the PFIC provisions to an insurance company.

Changes in U.S. tax laws may be retroactive and could subject a U.S. holder of our common shares to other adverse tax consequences.

        The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance and reinsurance subsidiaries has been the subject of Congressional discussion and legislative proposals in the U.S. We cannot assure that future legislative action will not increase the amount of U.S. tax payable by us.

        In addition, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a U.S. trade or business or is a PFIC, or whether U.S. holders would be required to include "subpart F income" or RPII in their gross income, are subject to change, possibly on a retroactive basis. No regulations regarding the application of the PFIC rules to insurance companies are currently in effect, and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when, or in what form, such regulations or pronouncements may be provided, and whether such guidance will have a retroactive effect.

The Obama administration's proposed budget for Fiscal Year 2013 could subject a U.S. holder of common shares to adverse tax consequences.

        Under current U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate of 15% rather than ordinary income tax rates. The Obama administration's proposed budget for fiscal year 2013 contains a proposal that would not extend the current 0% and 15% tax rates for qualified dividends that would be taxable in the 36% or 39.6% tax brackets. This proposal would be effective for taxable years beginning after December 31, 2012. If this proposal becomes law, certain individual U.S. shareholders would no longer benefit from the current tax rate of 15% on dividend paid by us.

The Obama administration's proposed budget for Fiscal Year 2013 could disallow a deduction for premiums paid for reinsurance.

        Insurance companies are generally allowed a deduction for premiums paid for reinsurance. The proposed budget for fiscal year 2013 contains a proposal that denies an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received. Furthermore, the proposed law would exclude from the insurance company's income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. The current proposal would only apply to policies issued in tax years beginning after December 31, 2012. Based on the information currently available to us, it is uncertain to which extent this legislation will adversely impact us.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.

        Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertaking Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance is subject to the proviso that it is not to be construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us. We and Validus Re each pay annual Bermuda government fees; Validus Re pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

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

        Furthermore, we intend to operate in such a manner that none of our non-U.K. companies carry on a trade wholly or partly in the U.K.. Case law has held that whether or not a trade is being carried on is a matter of fact and emphasis is placed on where operations take place from which the profits in substance arise. This judgment is subjective. U.K. Inland Revenue might contend successfully that one or more of our non-U.K. companies, is conducting business in the U.K. For U.K. tax purposes, a non-U.K. tax resident company will only be subject to U.K. corporation tax if it carries on a trade in the U.K. through a U.K. permanent establishment. However, that company will still have an income tax liability in the U.K. if it carries on a trade in the U.K., even absent a permanent establishment, unless that company is treaty-protected.

        On July 19, 2011, the U.K. government passed the Finance Act 2011 which reduced the U.K. corporate income tax rate from 27% to 26% (as of April 1, 2011) and provided for a further reduction in the U.K. corporate income tax rate from 26% to 25% (effective April 1, 2012)

        On December 6, 2011, the U.K. government released draft legislation for a number of key tax reforms which includes a further reduction in U.K. corporation tax rate to 24% (effective April 1, 2013) and 23% (effective April 1, 2014). The effect of a change in an enacted tax law should be recognized through an adjustment to income from continuing operations in the period that legislation is enacted.

        The deferred tax liability for underwriting profit taxable in future periods arises because of a difference in timing, for tax payment purposes, between when Talbot syndicate underwriting income is subject to tax and when corresponding corporate name reinsurance premiums are allowable for tax. Under current U.K. tax legislation, syndicate underwriting income for a particular underwriting year of account is taxed in the year the syndicate closes. However the corresponding corporate name reinsurance premiums are allowable for tax as they are accounted for on an accruals basis. On December 6, 2011, HM Revenue & Customs announced that this timing difference will be eliminated by legislating that the corporate name reinsurance premiums will only allowable for tax in the same period that the syndicate underwriting income for the corresponding underwriting year of account is subject to tax. This change only applies to the 2012 and future underwriting years of account. Therefore, it is expected that the deferred tax liability will be eliminated in future accounting periods as a result of this change.

Risks Related to Laws and Regulations Applicable to Us

If we become subject to insurance statutes and regulations in addition to the statutes and regulations that currently apply to us, there could be a significant and negative impact on our business.

        We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, in limited circumstances, the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyd's is subject. See "Business—Regulation—United States and Bermuda." Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure that we will be able to do so or to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.

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

        We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and as a result will depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda law and regulations. The Insurance Act provides that our Bermuda subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary's principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years' statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary's principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2011, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $2,822.7 million and $449.2 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. These amounts were calculated using the BMA's risk-based capital model, or Bermuda Solvency Capital Requirement ("BSCR"), and are based on draft regulatory filings for Validus Re and Talbot Insurance (Bermuda) Ltd.

        The timing and amount of any cash dividends on our common shares are at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant. In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of "B" (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries.

Future sales of our common shares and grants of restricted shares may affect the market price of our common shares and the future exercise of options and warrants may result in immediate and substantial dilution of the common shares.

        As of February 15, 2012 (but without giving effect to unvested restricted shares), we had 99,478,305 common shares outstanding and 6,916,678 shares issuable upon exercise of outstanding warrants. Approximately 11,385,084 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the "Securities Act." Furthermore, certain of our sponsoring shareholders and their transferees have the right to require us to register these common shares under the Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a "lock-up" agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our 2005 Long Term Incentive Plan (the "Plan"). The number of common shares that have been reserved for issuance under the Plan is equal to 13,126,896 of which 4,109,215 shares remain available as of December 31, 2011. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.

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

        In general, and except as provided below, shareholders have one vote for each voting common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by "controlled shares" (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. "Controlled shares" include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). At December 31, 2011, there were 101,046,056 voting common shares, of which 9,185,086 voting common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.

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

        The Companies Act 1981 (the "Companies Act"), which applies to us, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Bye-laws, some of these differences may result in a shareholder having greater difficulties in protecting its interests as a shareholder of our company than it would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly owned subsidiary, what rights a shareholder may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

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

Legal entity	Location	Expiration date
Validus Holdings, Ltd. and Validus Re	Pembroke, Bermuda	December 31, 2021
Validus Re	Hamilton, Bermuda	April 30, 2012
Validus Re	Hamburg, Germany	July 1, 2012
Validus Research Inc.	Waterloo, Canada	March 31, 2015
Validus Reaseguros, Inc.	Miami, Florida, USA	April 1, 2018
Validus Services, Inc.	New York, New York, USA	November 8, 2015
Underwriting Risk Services, Inc.	New York, New York, USA	November 8, 2015
Talbot Holding Ltd and Talbot Underwriting Services Ltd.	London, England	June 22, 2024
Validus Reinsurance, Ltd.	Republic of Singapore	August 31, 2013
Talbot Risk Services PTE Ltd.	Republic of Singapore	December 31, 2015
Underwriting Services (Middle East) Ltd.	Dubai, United Arab Emirates	January 31, 2014
Validus Re Chile S.A.	Santiago, Chile	May 1, 2014

Item 3.    Legal Proceedings

        Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business.

Executive Officers of the Company

        The following table provides information regarding our executive officers and key employees as of February 17, 2012:

Name	Age	Position
Edward J. Noonan	53	Chairman of the Board of Directors and Chief Executive Officer of the Validus Group
Joseph E. (Jeff) Consolino	45	President and Chief Financial Officer
C.N. Rupert Atkin	53	Chief Executive Officer of the Talbot Group
Michael E.A. Carpenter	62	Chairman of the Talbot Group and Director of the Company
C. Jerome Dill	51	Executive Vice President and General Counsel
Andrew M. Gibbs	50	Executive Vice President and Group Controller
Andrew E. Kudera	52	Executive Vice President and Chief Actuary
Robert F. Kuzloski	48	Executive Vice President and Chief Corporate Legal Officer
Stuart W. Mercer	52	Executive Vice President and Chief Risk Officer
Jonathan P. Ritz	44	Executive Vice President, Business Operations
Conan M. Ward	44	Executive Vice President of the Company and Chief Executive Officer of Validus Reinsurance, Ltd.

        Edward J. Noonan has been Chairman of our Board and the Chief Executive Officer of the Company since its formation. Mr. Noonan has 30 years of experience in the insurance and reinsurance industry, serving most recently as the acting Chief Executive Officer of Global Indemnity plc (Nasdaq: GBLI) from February 2005 through October 2005 and as a member of the Board of Directors from December 2003 to May 2007. Mr. Noonan served as President and Chief Executive Officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as Chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Mr. Noonan is also a Director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.

        Joseph E. (Jeff) Consolino was appointed President of the Company on November 15, 2010 and continues to serve as the Company's Chief Financial Officer, a position that he has held since March 2006. Mr. Consolino has over 18 years of experience in the financial services industry, specifically in providing investment banking services to the insurance industry, and most recently served as a managing director in Merrill Lynch's Financial Institutions Group specializing in insurance company advisory and financing transactions. He serves as a Director of National Interstate Corporation, a property and casualty company based in Ohio and of AmWINS Group, Inc., a wholesale insurance broker based in North Carolina.

        C. N. Rupert Atkin began his career at the Alexander Howden Group in 1980 before moving to Catlin Underwriting Agencies in 1984. After six years at Catlin he left to join Talbot, then Venton Underwriting Ltd to start Syndicate 1183 as Active Underwriter. In November 2001, Mr. Atkin was made Director of Underwriting. Following the sale of Talbot to Validus in the summer of 2007 Mr. Atkin was appointed as Chief Executive Officer of Talbot. Mr. Atkin has served or is still serving on a variety of market bodies including chairing the Lloyd's Underwriters' Association and Joint War Risk Committee and being a member of the Lloyd's Insurance Services Board, Lloyd's Regulatory Board, Lloyd's Professional Standards Committee and Lloyd's Charities Trust Committee. Mr. Atkin was appointed to the Council of Lloyd's in 2007 and appointed as the Chairman of the Lloyd's Market Association in 2012.

        Michael E. A. Carpenter joined Talbot in June 2001 as the Chief Executive officer. Following the sale of Talbot to Validus in the summer of 2007, Michael was appointed as Chairman. Prior to joining Talbot in 2001, Mr. Carpenter served as finance director and managing director of Limit plc, the UK listed Lloyd's group now part of QBE, from 1993 to 2000. Mr. Carpenter is a graduate of Cambridge University, a Member of the Chartered Institute for Securities & Investment (CISI) and a Fellow of the Institute of Chartered Accountants (FCA).

        C. Jerome Dill has been Executive Vice President and General Counsel of the Company since April 1, 2007. Prior to joining the Company, Mr. Dill was a partner with the law firm of Appleby Hunter Bailhache, which he joined in 1986.

        Andrew M. Gibbs has served as Executive Vice President and Controller of the Company since August 2008. Prior to joining the Company, Mr. Gibbs served in various finance and operational positions in the Ace Limited group of companies from 1996 to 2008. Mr. Gibbs is a Fellow of the Institute of Chartered Accountants in England & Wales, Associate of the Chartered Insurance Institute. Mr. Gibbs has over twenty five years experience in the insurance and reinsurance industry. Mr. Gibbs is a former partner with Ernst & Young.

        Andrew E. Kudera has served as Chief Actuary of the Company since January 2010. Previously, Mr. Kudera operated an independent actuarial consulting firm which served as corporate actuary and loss reserve specialist for Validus Re from its inception through the end of 2008. Prior to establishing his own consulting firm, Mr. Kudera was the Chief Reserving Actuary for Endurance Specialty Holdings Ltd., a large international insurance and reinsurance company. Mr. Kudera has over 30 years of actuarial and financial management experience in the insurance industry, primarily in a consulting capacity. Mr. Kudera is a Fellow of the Casualty Actuarial Society, a Member of the American Academy of Actuaries, an Associate of the Society of Actuaries, and a Fellow of the Canadian Institute of Actuaries.

        Robert F. Kuzloski serves as Executive Vice President and Chief Corporate Legal Officer of the Company. Prior to joining the Company in January of 2009, Mr. Kuzloski served as the Senior Vice President and Assistant General Counsel of XL Capital Ltd. Prior to that, Mr. Kuzloski worked as an attorney at the law firm of Cahill Gordon & Reindel LLP where he specialized in general corporate and securities law, mergers and acquisitions and corporate finance.

        Stuart W. Mercer has been Executive Vice President of the Company since its formation. Mr. Mercer has over 20 years of experience in the financial industry focusing on structured derivatives, energy finance and reinsurance. Previously, Mr. Mercer was a senior advisor to DTE Energy Trading.

        Jonathan P. Ritz serves as Executive Vice President, Business Operations of the Company. Mr. Ritz has over 20 years of experience in the (re)insurance and brokerage industries. Most recently, Mr. Ritz served as Chief Operating Officer of IFG Companies—Burlington Insurance Group. Prior to IFG, Mr. Ritz served as Chief Operating Officer of the specialty lines division of ICAT Holdings LLC. From 2007 to 2008, Mr. Ritz was a Managing Director at Guy Carpenter and from 1997 to 2007 he held various positions with United America Insurance Group including Chief Operating Officer and senior vice president of ceded reinsurance.

        Conan M. Ward has been Chief Executive Officer of Validus Reinsurance, Ltd. since July of 2009. Prior to that time, Mr. Ward served as Executive Vice President and Chief Underwriting Officer of the Company since January 2006. Mr. Ward has over 16 years of insurance industry experience. Mr. Ward was Executive Vice President of the Global Reinsurance division of Axis Capital Holdings, Ltd. from November 2001 until November 2005, where he oversaw the division's worldwide property catastrophe, property per risk, property pro rata portfolios. He is one of the founders of Axis Specialty, Ltd and was a member of the operating board and senior management committee of Axis Capital. From July 2000 to November 2001, Mr. Ward was a Senior Vice President at Guy Carpenter & Co.

Item 4.    Mine Safety Disclosure—Not Applicable

PART II

All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 5.    Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        The Company's common shares, $0.175 par value per share, are listed on the New York Stock Exchange under the symbol "VR."

        The following tables sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite Tape, of the Company's common shares per fiscal quarter for the two most recent fiscal years.

	High	Low
2011:
1st Quarter	$33.33	$29.85
2nd Quarter	$34.51	$29.65
3rd Quarter	$31.26	$23.45
4th Quarter	$31.41	$24.30

	High	Low
2010:
1st Quarter	$27.99	$25.64
2nd Quarter	$27.42	$23.14
3rd Quarter	$26.78	$24.45
4th Quarter	$30.66	$26.64

        There were approximately 47 record holders of our common shares as of December 31, 2011. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

Performance Graph

        Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the period from the Company's IPO on July 25, 2007, through December 31, 2011 as compared to the cumulative total return of the S&P 500 Stock Index and the cumulative total return of an index of the Company's peer group. The peer group index is comprised of the following companies*: Allied World Assurance Company Holdings, AG., Arch Capital Group Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Reinsurance Holdings SA,

Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd., and Transatlantic Holdings, Inc.

Dividend Policy

        The Company currently pays a quarterly cash dividend of $0.25 per common share and per common share equivalent for which each outstanding warrant is exercisable.

        We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Validus Re and Talbot to pay dividends to us. Each of the subsidiaries is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. The Insurance Act provides that these subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary's principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years' statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary's principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiary to fail to meet its relevant margins, and such other information as the BMA may require. At December 31, 2011, the excesses of statutory capital and surplus above minimum solvency margins for Validus Re and Talbot Insurance (Bermuda), Ltd., a Talbot subsidiary, were $2,822.7 million and $449.1 million, respectively. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. These amounts were calculated using the BMA's risk-based capital model, or Bermuda Solvency Capital Requirement ("BSCR"), and are based on draft regulatory filings for Validus Re and Talbot Insurance (Bermuda) Ltd.

        Talbot manages Syndicate 1183 (the "Syndicate") at Lloyd's. Lloyd's requires Talbot to hold cash and investments in trust for the benefit of policyholders either as Syndicate trust funds or as Funds at Lloyd's ("FAL"). Talbot may not distribute funds from the Syndicate into its corporate member's trust accounts unless, firstly, they are represented by audited profits and, secondly, the Syndicate has adequate future cash flow to service its policyholders. Talbot's corporate member may not distribute funds to Talbot's unregulated bank or investment accounts unless they are represented by a surplus of cash and investments over the FAL requirement. Additionally, U.K. company law prohibits Talbot's corporate name from declaring a dividend to the Company unless it has "profits available for distribution". The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws do not impose statutory restrictions on a corporate name's ability to declare a dividend, the U.K. Financial Services Authority's ("FSA") rules require maintenance of each insurance company's solvency margin within its jurisdiction.

        In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of "B" (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries. On February 6, 2012, A.M. Best upgraded our financial strength rating to A (Excellent) with a stable outlook. See "Business—Regulation—Bermuda," "Risk Factors—Risks Related to Ownership of Our Common Shares—Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot," "Risk Factors—Risks Related to Our Company—We depend on ratings by A.M. Best Company. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares."

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

        The Company expects the purchases under its share repurchase program to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company's capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

        The Company has repurchased approximately 35.0 million common shares for an aggregate purchase price of $947.2 million from the inception of the share repurchase program to February 15, 2012.

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

		Share Repurchase Activity by Quarter
Effect of share repurchases:	As at December 31, 2010 (cumulative)	Quarter ended March 31, 2011		Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price(a)	$941,170		$6,000	$—	$—	$—
Shares repurchased	34,836,885		195,100	—	—	—
Average price(a)	$27.02		$30.75	$—	$—	$—
Estimated net accretive (dilutive) impact on:
Diluted BV per common share(b)			$1.02	$1.16	$1.23	$1.25
Diluted EPS—Quarter(c)		$	n/a	$0.26	$0.13	$0.05

		Share Repurchase Activity Post Year End
Effect of share repurchases:	As at December 31, 2011 (cumulative)	January 31, 2012	February 15, 2012	As at February 15, 2012	Cumulative to Date Effect
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price(a)	$947,170	$—	$—	$—	$947,170
Shares repurchased	35,031,985	—	—	—	35,031,985
Average price(a)	$27.04	$—	$—	$—	$27.04

(a)
Share transactions are on a trade date basis through February 15, 2012 and are inclusive of commissions. Average share price is rounded to two decimal places.

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

Item 6.    Selected Financial Data

        The summary consolidated statement of operations data for the years ended December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007 and the summary consolidated balance sheet data as of December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007 are derived from our audited consolidated financial statements. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot and IPC on July 2, 2007 and September 4, 2009, respectively. Talbot is included in the Company's consolidated results only for the six months ended December 31, 2007 and subsequent fiscal year ends. IPC is included in the Company's consolidated results only for the four months ended December 31, 2009 and subsequent fiscal year ends. IPC is not included in consolidated results for the years ended December 31, 2007, and December 31, 2008.

        You should read the following summary consolidated financial information together with the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share amounts)
Revenues
Gross premiums written	$2,124,691	$1,990,566	$1,621,241	$1,362,484	$988,637
Reinsurance premiums ceded	(289,241)	(229,482)	(232,883)	(124,160)	(70,210)

Net premiums written	1,835,450	1,761,084	1,388,358	1,238,324	918,427
Change in unearned premiums	(33,307)	39	61,219	18,194	(60,348)

Net premiums earned	1,802,143	1,761,123	1,449,577	1,256,518	858,079
Gain on bargain purchase, net of expenses(a)	—	—	287,099	—	—
Net investment income	112,296	134,103	118,773	139,528	112,324
Realized gain on repurchase of debentures	—	—	4,444	8,752	—
Net realized gains (losses) on investments	28,532	32,498	(11,543)	(1,591)	1,608
Net unrealized (losses) gains on investments(b)	(19,991)	45,952	84,796	(79,707)	12,364
Other income	5,718	5,219	4,634	5,264	3,301
Foreign exchange (losses) gains	(22,124)	1,351	(674)	(49,397)	6,696

Total revenues	1,906,574	1,980,246	1,937,106	1,279,367	994,372

Expenses
Losses and loss expenses	1,244,401	987,586	523,757	772,154	283,993
Policy acquisition costs	314,184	292,899	262,966	234,951	134,277
General and administrative expenses(c)	197,497	209,290	185,568	123,948	100,765
Share compensation expenses	34,296	28,911	27,037	27,097	16,189
Finance expenses	54,817	55,870	44,130	57,318	51,754
Fair value of warrants issued	—	—	—	—	2,893
Transaction expenses(d)	17,433	—	—	—	—

Total expenses	1,862,628	1,574,556	1,043,458	1,215,468	589,871

Net income (loss) before taxes	43,946	405,690	893,648	63,899	404,501
Tax (expense) benefit	(824)	(3,126)	3,759	(10,788)	(1,505)

Net income	43,122	402,564	897,407	53,111	402,996

Net income attributable to noncontrolling interest	(21,793)	—	—	—	—

Net income available to Validus	21,329	402,564	897,407	53,111	402,996

Comprehensive income
Foreign currency translation adjustments	(1,146)	(604)	3,007	(7,809)	(49)

Comprehensive income	$20,183	$401,960	$1,797,821	$98,413	$402,947

Earnings per share(e)
Weighted average number of common shares and common share equivalents outstanding
Basic	98,607,439	116,018,364	93,697,194	74,677,903	65,068,093
Diluted	100,928,284	120,630,945	97,168,409	75,819,413	67,786,673

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share amounts)
Basic earnings per share available to common shareholders	$0.14	$3.41	$9.51	$0.62	$6.19

Diluted earnings per share available to common shareholders	$0.14	$3.34	$9.24	$0.61	$5.95

Cash dividends declared per share	$1.00	$0.88	$0.80	$0.80	$—

Selected financial ratios
Losses and loss expenses(f)	69.1%	56.1%	36.1%	61.5%	33.1%
Policy acquisition cost(g)	17.4%	16.6%	18.1%	18.7%	15.6%
General and administrative expense(h)	12.9%	13.5%	14.7%	12.0%	13.3%

Expense ratio(i)	30.3%	30.1%	32.8%	30.7%	28.9%

Combined ratio(j)	99.4%	86.2%	68.9%	92.2%	62.0%

Annualized return on average equity(k)	0.6%	10.8%	31.8%	2.7%	26.9%

        The following table sets forth summarized balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007:

	As at December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share amounts)
Summary Balance Sheet Data:
Investments at fair value	$5,191,123	$5,118,859	$5,388,759	$2,831,537	$2,662,021
Cash and cash equivalents	832,844	620,740	387,585	449,848	444,698
Total assets	7,618,471	7,060,878	7,019,140	4,322,480	4,144,224
Reserve for losses and loss expenses	2,631,143	2,035,973	1,622,134	1,305,303	926,117
Unearned premiums	772,382	728,516	724,104	539,450	557,344
Senior notes payable	246,982	246,874	—	—	—
Debentures payable	289,800	289,800	289,800	304,300	350,000
Total shareholders' equity	3,448,425	3,504,831	4,031,120	1,978,734	1,934,800
Book value per common share(l)	34.67	35.76	31.38	25.64	26.08
Diluted book value per common share(m)	32.28	32.98	29.68	23.78	24.00

(a)
The gain on bargain purchase, net of expenses, arises from the acquisition of IPC Holdings, Ltd. on September 4, 2009 and is net of transaction related expenses.

(b)
During the first quarter of 2007, the Company adopted authoritative guidance on "Fair Value Measurements and Disclosures" and "Financial Instruments" and elected the fair value option on all securities previously accounted for as available-for-sale. Unrealized gains and losses on available-for-sale investments at December 31, 2006 of $875,000, previously included in accumulated other comprehensive income, were treated as a cumulative-effect adjustment as of January 1, 2007. The cumulative-effect adjustment transferred the balance of unrealized gains and losses from accumulated other comprehensive income to retained earnings and has no impact on the results of operations for the annual or interim periods beginning January 1, 2007. The Company's investments were accounted for as trading for the annual or interim periods beginning January 1, 2007 and as such all unrealized gains and losses are included in net income.

(c)
General and administrative expenses for the year ended December 31, 2007 include $4,000,000 related to our Advisory Agreement with Aquiline. Our Advisory Agreement with Aquiline terminated upon completion of our IPO, in connection with which the Company recorded general and administrative expense of $3,000,000 in the third quarter of the year ended December 31, 2007.

(d)
The transaction expenses relate to cost incurred in connection with the Company's proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(e)
U.S. GAAP fair value recognition provisions for "Stock Compensation" require that any unrecognized stock-based compensation expense that will be recorded in future periods be included as proceeds for purposes of treasury stock repurchases, which is applied against the unvested restricted shares balance. On March 1, 2007, we effected a 1.75 for one reverse stock split of our outstanding common shares. The stock split does not affect our financial statements other than to the extent it decreases the number of outstanding shares and correspondingly increases per share information for all periods presented. The share consolidation has been reflected retroactively in these financial statements.

(f)
The loss and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(g)
The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(h)
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

(i)
The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(j)
The combined ratio is calculated by combining the loss ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(k)
Return on average equity is calculated by dividing the net income for the period by the average shareholders' equity during the period. Quarterly average shareholders' equity is the average of the beginning and ending shareholders' equity balances. Annual average shareholders' equity is the average of the beginning, ending and intervening quarter end shareholders' equity balances.

(l)
Book value per common share is defined as total shareholders' equity divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(m)
Diluted book value per common share is calculated based on total shareholders' equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended December 31, 2011 and 2010 and for years ended December 31, 2011, 2010 and 2009 and the Company's consolidated financial condition, liquidity and capital resources at December 31, 2011 and 2010. The Company completed the acquisition of IPC on September 4, 2009. IPC is included in the Company's consolidated results only for the four months ended December 31, 2009 and subsequent fiscal periods and year ends. This discussion and analysis pertains to the results of the Company inclusive of IPC from the date of acquisition. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included elsewhere within this filing.

        For a variety of reasons, the Company's historical financial results may not accurately indicate future performance. See "Cautionary Note Regarding Forward-Looking Statements." The Risk Factors set forth in Item 1A above present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Executive Overview

        The Company underwrites from two distinct global operating subsidiaries, Validus Re and Talbot. Validus Re, the Company's principal reinsurance operating subsidiary, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis and incorporates historical IPC business. Talbot, the Company's principal insurance operating subsidiary, operates through Talbot Underwriting Ltd, which manages Syndicate 1183 at Lloyd's which writes short-tail insurance products on a worldwide basis.

        The Company's strategy is to concentrate primarily on short-tail risks, which is an area where management believes current prices and terms provide an attractive risk adjusted return and the management team has proven expertise. The Company's profitability in any given period is based upon premium and investment revenues less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.

        On September 4, 2009, the Company acquired all of the outstanding shares of IPC (the "IPC Acquisition") in exchange for common shares and cash. IPC's operations focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The IPC Acquisition was undertaken to increase the Company's capital base and gain a strategic advantage in the then current reinsurance market. This acquisition created a leading Bermuda carrier in the short-tail reinsurance market that facilitates stronger relationships with major reinsurance intermediaries.

        On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a special purpose "sidecar" reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011's outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

        On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors. As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at December 31, 2011. The portion of AlphaCat Re 2011's earnings attributable to third party investors for the year ended December 31, 2011 is recorded in the Consolidated Statements of Operations and Comprehensive Income as net income attributable to noncontrolling interest.

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

        The following are the primary lines in which the Company conducts business:

        Property:    Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance. Property catastrophe includes reinsurance for insurance companies' exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property per risk provides reinsurance for insurance companies' excess retention on individual property and related risks, such as highly-valued buildings. In property pro rata contracts the reinsurer shares the premiums as well as the losses and expenses in an agreed proportion with the cedant. Talbot primarily writes direct and facultative property insurance, lineslips and binding authorities and property treaty. The business written is principally onshore energy, commercial and industrial insurance. The business is short-tail with premiums generally earned within one year and claims generally paid within two years.

        Marine:    The Company underwrites insurance and reinsurance on marine risks covering damage to or losses of marine vessels or cargo, yachts and marinas, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Talbot underwrites both marine treaty reinsurance and insurance on a direct and facultative basis. Validus Re underwrites marine reinsurance on an excess of loss basis, and to a lesser extent, on a pro rata basis.

        Specialty:    The Company underwrites other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace, terrorism, life and accident & health and workers' compensation catastrophe. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, Validus Re's other specialty lines are primarily written on an excess of loss basis. Talbot underwrites war, political risks, political violence, financial institutions, contingency, accident and health, and aviation. Most of the Talbot specialty business is written on a direct or facultative basis or through a binding authority or coverholder in conjunction with a significant aviation treaty account.

        Income from the Company's investment portfolio primarily comprises interest income on fixed maturity investments net of investment expenses and net realized/unrealized gains/losses on investments. A significant portion of the Company's contracts provide short-tail coverage for damages resulting mainly from natural and man-made catastrophes, which means that the Company could become liable for a significant amount of losses on short notice. Accordingly, the Company has structured its investment portfolio to preserve capital and maintain a high level of liquidity, which means that the large majority of the Company's investment portfolio consists of short-term fixed maturity investments. The Company's fixed income investments are classified as trading. Under U.S. GAAP, these securities are carried at fair value, and unrealized gains and losses are included in net income in the Company's consolidated statements of operations and comprehensive income.

        The Company's expenses consist primarily of losses and loss expenses, acquisition costs, general and administrative expenses, and finance expenses related to debentures, senior notes and our credit facilities.

        Losses and loss expenses are a function of the amount and type of insurance and reinsurance contracts written and of the loss experience of the underlying risks. Reserves for losses and loss expenses include a component for outstanding case reserves for claims which have been reported and a component for losses incurred but not reported. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, may result in losses and loss expenses materially different than the reserve initially established. Changes to prior year loss reserves will affect current underwriting results by increasing net income if a portion of the prior year reserves prove to be redundant or decreasing net income if the prior year reserves prove to be insufficient. Adjustments resulting from new information will be reflected in income in the period in which they become known. The Company's ability to estimate losses and loss expenses accurately, and the resulting impact on contract pricing, is a critical factor in determining profitability.

        Since most of the lines of business underwritten have large aggregate exposures to natural and man-made catastrophes, the Company expects that claims experience will often be the result of irregular and significant events. The occurrence of claims from catastrophic events is likely to result in substantial volatility in, and could potentially have a material adverse effect on, the Company's financial condition, results of operations, and ability to write new business. The business written by Talbot helps to mitigate these risks by providing us with significant benefits in terms of product line and geographic diversification.

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

        General and administrative expenses are generally comprised of expenses which do not vary with the amount of premiums written or losses incurred. Applicable expenses include salaries and benefits, professional fees, office expenses, risk management, and stock compensation expenses. Stock compensation expenses include costs related to the Company's long-term incentive plan, under which restricted stock are granted to certain employees.

Business Outlook and Trends

        We underwrite global specialty property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on the Company's financial condition and results and ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these trends when pricing contracts.

        Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry's capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection.

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

        During the January 2011 renewal season, Validus Re increased gross premiums written on its U.S. Cat XOL lines and decreased gross premiums written in the proportional lines. In addition, Validus Re decreased gross premiums written in the International Property lines as market conditions dictated. In the aftermath of 2010's Deepwater Horizon loss, Validus Re saw additional opportunities and rate increases in the marine lines. Within its specialty lines, Validus Re increased gross premiums written in the terrorism lines among other sub-classes.

        Until the third quarter of 2011, premiums within Talbot remained relatively stable, then significant price increases were seen across offshore energy, onshore energy and property classes. Most other classes also experienced low level rate increases as the Lloyd's market responded to the year's highly publicized catastrophes (including the Christchurch earthquake, Brisbane floods, Tohuku earthquake and the Thailand floods) together with high frequency risk losses. These increases were offset by some pricing pressure remaining in places, resulting in an overall price increase at a whole account level of 3.1% for the year to date.

        During the January 2012 renewal season, the Validus Re segment underwrote $581.6 million in gross premiums written, an increase of 10.7% from the prior year period. This renewal data does not include Talbot's operations as its business is distributed relatively evenly throughout the year.

Financial Measures

        The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:

        Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders' equity during the period. Annualized return on average equity is calculated by dividing the net income for the period by the average shareholders' equity during the period. Average shareholders' equity is the average of the beginning, ending and intervening quarter end shareholders' equity balances. The Company's objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow revenue only when returns meet or exceed internal requirements. Details of annualized return on average equity are provided below.

	Three Months Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Annualized return on average equity	3.2%	11.3%	16.6%	0.6%	10.8%	31.8%

        The decrease in annualized return on average equity were driven primarily by a decrease in net income available to Validus for the three months and year ended December 31, 2011. Net income available to Validus for the three months ended December 31, 2011 decreased by $75.4 million, or 73.4% compared to the three months ended December 31, 2010 due primarily to a decrease in underwriting income. Net income available to Validus for the year ended December 31, 2011 decreased by $381.2 million, or 94.7% compared to the year ended December 31, 2010 due primarily to increased notable loss events for the year ended December 31, 2011.

        Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased by $0.70, or

2.1%, from $32.98 at December 31, 2010 to $32.28 at December 31, 2011. The decrease was due to dividends paid exceeding net income during the year ended December 31, 2011. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders' equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled "Non-GAAP Financial Measures."

        Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.25 per common share and common share equivalent in each of the four quarters of 2011. On February 9, 2012, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on March 30, 2012 to holders of record on March 15, 2012.

        Underwriting income measures the performance of the Company's core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and gain on bargain purchase, net of expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company's core insurance and reinsurance operations. Underwriting income for the three months ended December 31, 2011 and 2010 was $12.8 million and $139.7 million, respectively. Underwriting income for the year ended December 31, 2011 and 2010 was $11.8 million and $242.4 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled "Underwriting Income."

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the following accounting policies are critical to the Company's financial reporting as the application of these policies requires management to make significant judgments. Management believes the items that require the most subjective and complex estimates are (1) reserve for losses and loss expenses, (2) premiums, (3) reinsurance premiums ceded and reinsurance recoverable, and (4) investment valuation.

        Reserve for Losses and Loss Expenses.    For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability incurred for both reported claims ("case reserves") and unreported amounts ("incurred but not reported" or "IBNR reserves"). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (either as an additional case reserve or individual claim IBNR).Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. During 2010 and 2011, given the complexity and severity of notable loss events, an explicit reserve for potential development on 2010 and 2011 notable loss events (RDE) was included within the Company's IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events develop, it is expected that this reserve will be allocated to specific notable loss events.

        The requirement for a reserve for potential development on notable loss events in a quarter is a function of (a) the number of significant events occurring in that quarter and (b) the complexity and volatility of those events. These factors are considered in the aggregate for the events occurring in the quarter, recognizing that it is more likely that one or some of the events may deteriorate significantly, rather than all deteriorating proportionately. The evaluation of each quarter's requirement for a reserve for potential development on notable loss events takes place as part of the quarterly evaluation of the Company's overall reserve requirements. It is not directly linked in isolation to any one significant/notable loss in the quarter, and therefore it is not 'assigned to a contract on the basis of a specific review'. The reserve for potential development on notable loss events is evaluated by our in-house actuaries as part of their normal process in setting of indicated reserves for the quarter. In ensuing quarters the Loss Reserve Committee revisits and re-estimates each event previously considered in the catastrophe loss event process, as well as events that have subsequently emerged in the current quarter. Changes to the reserve for potential development on notable loss events will be considered in light of changes to previous loss estimates from notable losses in this re-estimation process.

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

        In the insurance business, for risks that the Company leads, the Company receives from brokers details of potential claims, on the basis of which the Company's loss adjusters make estimates of the likely ultimate outcome of the claims. In determining these reserves, the Company takes into account a number of factors including the facts and circumstances of the individual claim, the nature of the coverage and historical information about its experience on similar types of claims. For insurance business where another company is the lead, the case reserves are established by the lead underwriter and validated centrally by the Lloyd's market claims bureau, with a sample reviewed by the Company. The sum of the individual claim estimates for lead and follow business constitutes the case reserves.

        For reinsurance business, the Company typically receives from brokers details of paid losses and estimated case reserves recorded by the ceding company. In addition to this, the ceding company's estimated provision for IBNR losses is sometimes also available, although this in itself introduces additional uncertainty owing to the differing and typically unknown reserving practices of ceding companies.

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

        The Company also writes longer tail insurance lines of business, predominantly financial institutions ($37.5 million of gross premiums written on a claims made basis) and marine and energy liabilities ($51.7 million of gross premiums substantially written on a losses occurring basis) for the year ended December 31, 2011. These longer tail lines represent 8.8% of Talbot's gross premiums written for the year ended December 31, 2011. For marine and energy liability, the time from the occurrence of a claim to its first report to the Company can be years. For both marine and energy liability and financial institutions, the subsequent time between reporting of a claim and its settlement can be years. In these intervening periods between occurrence, reporting and settlement, additional facts regarding individual claims and trends often will become known and current laws and case law may change, affecting the ultimate value of the claim.

        Taken together, these issues add considerable uncertainty to the process of estimating ultimate losses, hence loss reserves, and this uncertainty is increased for reinsurance business compared with insurance business due to the additional parties in the chain of reporting from the original claimant to the reinsurer.

        As a result of the uncertainties described above, the Company must estimate IBNR reserves, which consist of a provision for future development on known loss events, as well as a provision for claims which have occurred but which have not yet been reported to us by clients. Because of the degree of reliance that is necessarily placed on brokers and (re)insured companies for claims reporting, the associated time lag, the low frequency/high severity nature of much of the business underwritten, the rapidly emerging and changing nature of facts and circumstances surrounding large events and, for reinsurance business, the varying reserving practices among ceding companies as described above, reserve estimates are highly dependent on management's judgment and are subject to uncertainty.

        The Company strives to take account of these uncertainties in the judgments and assumptions made when establishing loss reserves, but it is not possible to eliminate the uncertainties. As a result, there is a risk that the Company's actual losses may be higher or lower than the reserves booked.

        For the Company's insurance business written by Talbot, where a longer reserving history exists, the Company examines the development of its own historical paid and incurred losses to identify trends, which it then incorporates into the reserving process where it deems appropriate.

        For the Company's reinsurance business, especially that written by Validus Re where the Company relies more heavily on information provided by clients in order to assist it in estimating reserves, the Company performs certain processes in order to help assess the completeness and accuracy of such information as follows:

          1.     In addition to information received from clients on reported claims, the Company also uses information on the patterns of client loss reporting and loss settlements from previous events in order to estimate the Company's ultimate liability related to these events;

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

        The Company uses a reserving methodology that establishes a point estimate for ultimate losses. The point estimate represents management's best estimate of ultimate losses and loss expenses. The Company does not select a range as part of its loss reserving process. The extent of reliance on management judgment in the reserving process differs depending on the circumstances surrounding the estimations, including the volume and credibility of data, the perceived relevance of historical data to future conditions, the stability or lack of stability in the Company's operational processes for handling losses (including claims practices and systems) and other factors. The Company reviews its reserving assumptions and methodologies on a quarterly basis. Two of the most critical assumptions in establishing reserves are loss emergence patterns and expected loss ratios. Loss emergence patterns are critical to the reserving process as they can be one key indicator of the ultimate liability. A pattern of reported loss emergence different from expectations may indicate a change in the loss climate and may thus influence the estimate of future payments that should be reflected in reserves. Expected loss ratios are a primary component in the Company's calculation of estimated ultimate losses for business at an early stage in its development.

        Loss emergence patterns for the business written by Talbot are generally derived from Talbot's own historic loss development triangulations, supplemented in some instances by Lloyd's market data. For the business written by Validus Re, where its own historic loss development triangulations are currently more limited, greater use is made of market data including reinsurance industry data available from organizations such as statistical bureaus and consulting firms, where appropriate. Expected loss ratios are estimated in a variety of ways, largely dependent upon the data available. Wherever it deems appropriate, management incorporates the Company's own loss experience in establishing initial expected loss ratios and reserves. This is particularly true for the business written by Talbot where a longer reserving history exists and expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. For reinsurance business, expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in these models is collected by underwriters and actuaries during the initial pricing of the business.

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

        In developing estimates for large catastrophe events, the Company considers various sources of information including; specific loss estimates reported by our cedants and policyholders, ceding company and overall insurance industry loss estimates reported by our brokers and by claims reporting services, proprietary and third party vendor models and internal data regarding insured or reinsured exposures related to the geographical location of the event. Use of these various sources enables management to estimate the ultimate loss for known events with a higher degree of accuracy and timeliness than if the Company relied solely on one data source. Generally, catastrophe event ultimate loss estimates are established without regard to whether we may subsequently contest any claim resulting from the event. Indicated ultimate loss estimates for catastrophe events are compiled by a committee of management, and these indicated ultimate losses are incorporated into the process of selecting management's best estimate of reserves.

        As with large catastrophe events, the Company separately estimates ultimate losses for certain large claims using a number of methods, including estimation based on vendor models, analyses of specific industry occurrences and facts, as well as information from cedants and policyholders on individual contract involvements.

        Management's loss estimates are subject to annual corroborative review by independent actuaries using generally accepted actuarial techniques and other analytical and qualitative methods.

        The Company's three lines of business, property, marine and specialty, are exposed to event-related risks that are generally reported and paid within three years of the event except for financial institutions and energy and marine liability. The Company estimates that 83.2% of its current reserves will be paid within three years. The Company writes longer tail business in its financial institutions marine and energy liabilities lines. Factors contributing to uncertainty in reserving for these lines include longer duration of loss development patterns, difficulty applying older loss experience to newer years, and the possibility of future litigation. The Company considers these factors when reserving for longer tail lines.

        As described above, for all lines of business, the Company's reserve for losses and loss adjustment expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, additional case reserves (ACR), and (3) IBNR reserves. For both Talbot and Validus Re, IBNR is established separately for large or catastrophe losses and smaller "attritional" losses. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:

          1.     Case reserves:    Case reserves generally are analyzed and established by each segment's claims department on all lines, making use of third party input where appropriate (including, for the reinsurance business, reports of losses from the ceding companies). For insurance business where Talbot is not the lead underwriter on the business, the case reserves are established by the lead underwriter and validated by central Lloyd's market claims bureau, with a sample reviewed by Talbot.

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

          3.     IBNR reserves:

            a.     Large or catastrophe events—IBNR reserves are established for all lines based on each segment's estimates for known loss events for which not all claims have been reported to the Company. In establishing such IBNR reserves, the Company accumulates loss information from modeling agencies, where possible, publicly available sources and information contained in client reports and estimates. The loss information is applied to the Company's book of in-force contracts to establish an estimate of the Company's ultimate exposure to the loss event. For some large loss events, the Company estimates an ultimate loss expectation for the individual event. Paid losses, case reserves and any additional case reserves are then deducted from the ultimate loss to ascertain the IBNR estimate for these individual large claims or catastrophe events. The size of event for which the Company establishes a separate ultimate loss estimate may vary based on an assessment of the materiality of the event, as well as on other factors. During 2010 and 2011, given the complexity and severity of notable loss events in the year, an explicit reserve for potential development on 2010 and 2011 notable loss events was included within the Company's IBNR reserving process. As uncertainties surrounding initial notable loss events develop, it is expected that the reserve will be allocated to specific notable loss events.

            b.     Attritional losses—IBNR reserves are established using some combination of the actuarial methods described above, including the Chain Ladder method, the Generalized Cape Cod method and the Bornhuetter-Ferguson method. In situations where limited historic development data is available and/or the year being analyzed is more recent (less mature), the expected loss method and the Bornhuetter-Ferguson method are more commonly used. Under all methods used at both Validus Re and Talbot, an ultimate loss amount is established. Paid losses, case reserves and any additional case reserves are then deducted from the ultimate loss to ascertain the attritional IBNR reserves.

        For all sources of IBNR, net reserves are estimated by first estimating gross IBNR reserves, then estimating reinsurance recoverables on IBNR.

        The Company's reserving methodology was not changed materially in the year ended December 31, 2011 from the methodology used in the year ended December 31, 2010 for either Validus Re or Talbot. Management's best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2011 were $2,631.1 million and $372.5 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2011.

	As at December 31, 2011
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Validus Re	$765,299	$595,550	$1,360,849
Talbot	703,965	673,596	1,377,561
Eliminations	(54,822)	(52,445)	(107,267)

Total	$1,414,442	$1,216,701	$2,631,143

        Management's best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2010 were $2,036.0 million and $283.1 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2010.

	As at December 31, 2010
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Validus Re	$523,388	$474,777	$998,165
Talbot	601,760	589,788	1,191,548
Eliminations	(89,267)	(64,473)	(153,740)

Total	$1,035,881	$1,000,092	$2,035,973

        To the extent insurance and reinsurance industry data is relied upon to aid in establishing reserve estimates, there is a risk that the data may not match the Company's risk profile or that the industry's reserving practices overall differ from those of the Company and its clients. In addition, reserving can prove especially difficult should a significant loss event take place near the end of an accounting period, particularly if it involves a catastrophic event. These factors further contribute to the degree of uncertainty in the reserving process.

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

        Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results, financial condition and liquidity. Management's best estimate of the net reserve for losses and loss expenses at December 31, 2011 is $ 2,258.7 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2011 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer's or reinsurer's reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.

  Net reserve for losses and loss expenses at December 31, 2011—Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
Six month acceleration	$1,912,066
Three month acceleration	2,073,070
No change (selected)	2,258,658
Three month deceleration	2,481,091
Six month deceleration	2,784,423

  Net reserve for losses and loss expenses at December 31, 2011—Sensitivity to expected loss expenses

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
10% favorable	$2,165,548
5% favorable	2,207,223
No change (selected)	2,258,658
5% unfavorable	2,310,440
10% unfavorable	2,352,115

        The most significant variance in the above scenarios, six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $525.8 million.

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

        Premiums.    For insurance business, written premium estimates are determined from the business plan estimates of premiums by class, the aggregate of underwriters' estimates on a policy-by-policy basis, and projections of ultimate premiums using generally accepted actuarial methods. In particular, direct insurance premiums are recognized in accordance with the type of contract written.

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

        For business written on a facultative basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by any facility; historical premium volume of similar facilities; the estimates provided by the broker; and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums. In the year ended December 31, 2011, premiums written on a facultative basis accounted for approximately $303.2 million of total gross premiums written at Talbot.

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

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009(a)
(Dollars in thousands)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)
Proportional	$267,378	12.6%	$260,149	13.1%	$180,752	11.1%
Non-proportional	1,857,313	87.4%	1,730,417	86.9%	1,440,489	88.9%

Total	$2,124,691	100.0%	$1,990,566	100.0%	$1,621,241	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

        For reinsurance business where the assumed reinsurance premium is written on an excess of loss or on a pro rata basis, reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly cedants must estimate such premiums when purchasing reinsurance coverage. For excess of loss contracts, the deposit premium is defined in the contract. The deposit premium is based on the client's estimated premiums, and this estimate is the amount recorded as written premium in the period the risk incepts. In the majority of cases, these contracts are adjustable at the end of the contract period to reflect the changes in underlying risks during the contract period. Subsequent adjustments, based on reports by the clients of actual premium, are recorded in the period in which the cedant reports are received, which would normally be reported within six months to one year subsequent to the expiration of the contract. For pro rata reinsurance contracts, an estimate of written premium is recorded in the period in which the risk incepts. The written premiums estimate is based on the pro rata cession percentage, on information provided by ceding companies and on management's judgment. Management critically evaluates the information provided by ceding companies based on experience with the cedant, broker and the underlying book of business.

        Throughout the term of the policy, periodic review of the estimated premium takes place based on the latest information available, which may include actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management's professional judgment, information obtained during the underwriting renewal process, as well as an assessment of relevant economic conditions. If necessary, subsequent adjustments are recorded at the time of review.

        On a quarterly basis, the Company evaluates the appropriateness of these premium estimates based on the latest information available, which may include actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management's professional judgment, information obtained during the underwriting renewal process, as well as an assessment of relevant economic conditions. As the Company's reinsurance lines have a short operating history, we have limited past history that reflects how our premium estimates will develop. Furthermore, past experience may not be indicative of how future premium estimates develop. The Company believes that reasonably likely changes in assumptions made in the estimation process would not have a significant impact on gross premiums written as recorded.

        Where contract terms on excess of loss contracts require the mandatory reinstatement of coverage after a client's loss, the mandatory reinstatement premiums are recorded as written and earned premiums when the loss event occurs.

        Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants' payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2011 no provision for doubtful accounts is necessary for receivables from cedants.

        Reinsurance Premiums Ceded and Reinsurance Recoverables.    As discussed in Item 1 "Business—Underwriting Risk Management," the Company primarily uses ceded reinsurance for risk mitigation purposes. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage.

        For excess of loss business, the amount of premium payable is usually contractually documented at inception and management judgment is only necessary in respect of any loss-related elements of the premium, for example reinstatement or adjustment premiums, and loss-related commissions. The full premium is recorded at inception and if the contract is purchased on a "losses occurring during" basis, the premium is earned on a straight line basis over the life of the contract. If the policy is purchased on a "risks attaching during" basis, the premium is earned in line with the inwards gross premiums to which the risk attaching relates. After the contract has expired, a No Claims Bonus may be received for certain policies, and this is recorded as a reinsurance premium adjustment in the period in which it can be reasonably determined.

        Reinsurance receivable and reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a reserve for non-recoverability. As at December 31, 2011, reinsurance recoverable balances were $372.5 million and paid losses recoverable balances were $90.5 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

        Our ceded unpaid losses and loss expense consists of two elements, those for reported losses and those for losses incurred but not reported ("IBNR"). Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see "Reserve for Losses and Loss Expenses"). As at December 31, 2011, ceded IBNR recoverable balances were $135.3 million.

        Although our reinsurance receivable and reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, we use judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2011, we had a provision for non-recoverability of $6.8 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.

        The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer and default factors used to determine the portion of a reinsurer's balance deemed to be uncollectible. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

        At December 31, 2011, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company's consolidated financial statements. To the extent the creditworthiness of the Company's reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company's provision.

        Investment Valuation.    Consistent with U.S. GAAP, the Company recognizes fixed maturity and short-term investments at their fair value in the consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level ("Level 1") and unobservable inputs being the lowest level ("Level 3"). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs. All of the Company's fixed maturity and short-term investment fair value measurements have either quoted market prices or other observable inputs.

        The Company's external investment accounting service provider receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. These independent pricing sources are prioritized with respect to reliability to ensure that only the highest priority pricing inputs are used. The independent pricing sources are received via automated feeds from indices, pricing and broker-dealers services. Pricing is also obtained from other external investment managers. This information is applied consistently across all portfolios. The Company's external investment accounting service provider confirms and documents all prices received from broker-dealers on a daily basis for quality control and audit purposes.

        In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company's external investment accounting service provider (supported by a SSAE 16 Report) in conjunction with regular discussion and analysis of the investment portfolio's structure and performance. To date, management has not noted any issues or discrepancies related to investment valuation. The Company's investment custodian performs independent monthly valuations of the investment portfolio using available market prices. Management obtains this information from the Company's investment custodian's internet-based reporting system and compares it to valuations received from the Company's external investment accounting service provider.

        Other investments consist of an investment in a fund of hedge funds, a private equity investment and a deferred compensation trust held in mutual funds. The fund administrator provides monthly reported net asset values ("NAV") with a one-month delay in its valuation. As a result, the fund administrator's November 30, 2011 NAV was used as a partial basis for fair value measurement in the Company's December 31, 2011 balance sheet. The fund investment manager provides an estimate of the performance of the fund for the following month based on the estimated performance provided from the underlying third-party funds. The Company utilizes the fund investment manager's primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund administrator's NAV. Immaterial variances are recorded in the following reporting period. During the fourth quarter of 2009, a majority of the fund of hedge funds was redeemed. The remaining portion is a side pocket of $5.6 million at December 31, 2011. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable

        Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company's fixed maturity and short-term investments.

Segment Reporting

        Management has determined that the Company operates in two reportable segments. The two segments are its significant operating subsidiaries, Validus Re and Talbot. For segmental reporting purposes, the results of IPC's operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

Results of Operations

        The Company commenced operations on December 16, 2005. On September 4, 2009, the Company acquired all of the outstanding shares of IPC. The Company's fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.

        The following table presents results of operations for the three months ended December 31, 2011 and 2010 and years ended December 31, 2011, 2010 and 2009:

	Three Months Ended December 31,		Years Ended December 31,
						Pro Forma 2009(b)
(Dollars in thousands)	2011	2010	2011	2010	2009(a)
Gross premiums written	$278,279	$258,731	$2,124,691	$1,990,566	1,621,241	$2,008,578
Reinsurance premiums ceded	(16,489)	(35,376)	(289,241)	(229,482)	(232,883)	(239,412)

Net premiums written	261,790	223,355	1,835,450	1,761,084	1,388,358	1,769,166
Change in unearned premiums	226,556	209,456	(33,307)	39	61,219	(57,338)

Net premiums earned	488,346	432,811	1,802,143	1,761,123	1,449,577	1,711,828
Losses and loss expenses	334,829	155,225	1,244,401	987,586	523,757	556,550
Policy acquisition costs	81,253	75,523	314,184	292,899	262,966	289,600
General and administrative expenses	52,253	54,511	197,497	209,290	185,568	209,510
Share compensation expenses	7,237	7,871	34,296	28,911	27,037	33,751

Total underwriting deductions	475,572	293,130	1,790,378	1,518,686	999,328	1,089,411
Underwriting income(c)	12,774	139,681	11,765	242,437	450,249	622,417
Net investment income	28,080	30,962	112,296	134,103	118,773	163,944
Other income	3,517	552	5,718	5,219	4,634	4,603
Finance expenses	(13,520)	(13,786)	(54,817)	(55,870)	(44,130)	(44,513)

Operating income before taxes(c)	30,851	157,409	74,962	325,889	529,526	746,451
Tax benefit (expense)	226	(1,058)	(824)	(3,126)	3,759	3,759

Net operating income(c)	31,077	156,351	74,138	322,763	533,285	750,210
Gain on bargain purchase, net of expenses	—	—	—	—	287,099	—
Realized gain on repurchase of debentures	—	—	—	—	4,444	4,444
Net realized (losses) gains on investments	5,355	(14,399)	28,532	32,498	(11,543)	(4,717)
Net unrealized gains (losses) on investments	2,159	(42,689)	(19,991)	45,952	84,796	189,789
Foreign exchange gains (losses)	266	3,424	(22,124)	1,351	(674)	4,294
Transaction expenses(d)	(3,850)	—	(17,433)	—	—	—

Net income	35,007	102,687	43,122	402,564	897,407	944,020

Net income attributable to noncontrolling interest	(7,683)	—	(21,793)	—	—	—

Net income available to Validus	$27,324	$102,687	$21,329	$402,564	$897,407	$944,020

Selected ratios:
Net premiums written / Gross premiums written	94.1%	86.3%	86.4%	88.5%	85.6%	88.1%
Losses and loss expenses	68.6%	35.9%	69.1%	56.1%	36.1%	32.5%
Policy acquisition costs	16.6%	17.4%	17.4%	16.6%	18.1%	16.9%
General and administrative expenses(e)	12.2%	14.4%	12.9%	13.5%	14.7%	14.2%

Expense ratio	28.8%	31.8%	30.3%	30.1%	32.8%	31.1%

Combined ratio	97.4%	67.7%	99.4%	86.2%	68.9%	63.6%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)
Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

(c)
Non-GAAP Financial Measures. In presenting the Company's results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of these measures to the most comparable U.S. GAAP financial measure, are presented in the section below entitled "Underwriting Income."

(d)
The transaction expenses relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(e)
The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended December 31,		Years Ended December 31,
						Pro Forma 2009(c)
(Dollars in thousands)	2011	2010	2011	2010	2009(a)
Validus Re
Gross premiums written	$54,528	$33,986	$1,190,220	$1,101,239	$768,084	$1,155,421
Reinsurance premiums ceded	(49)	(399)	(150,718)	(63,147)	(95,446)	(101,975)

Net premiums written	54,479	33,587	1,039,502	1,038,092	672,638	1,053,446
Change in unearned premiums	224,513	212,737	(7,611)	13,108	122,912	4,305

Net premiums earned	278,992	246,324	1,031,891	1,051,200	795,550	1,057,751
Losses and loss expenses	225,903	49,799	759,305	601,610	186,704	219,497
Policy acquisition costs	41,465	39,299	160,134	160,599	127,433	154,127
General and administrative expenses	12,109	12,659	46,353	45,617	65,710	89,652
Share compensation expenses	2,191	1,934	9,309	7,181	7,576	14,290

Total underwriting deductions	281,668	103,691	975,101	815,007	387,423	477,566

Underwriting (loss) income(b)	(2,676)	142,633	56,790	236,193	408,127	580,185

Talbot
Gross premiums written	$235,242	$238,100	$1,014,122	$981,073	$919,906	$919,906
Reinsurance premiums ceded	(27,931)	(48,332)	(218,174)	(258,081)	(204,186)	(204,186)

Net premiums written	207,311	189,768	795,948	722,992	715,720	715,720
Change in unearned premiums	2,043	(3,281)	(25,696)	(13,069)	(61,693)	(61,693)

Net premiums earned	209,354	186,487	770,252	709,923	654,027	654,027
Losses and loss expenses	108,926	105,426	485,096	385,976	337,053	337,053
Policy acquisition costs	41,160	37,726	157,334	143,769	139,932	139,932
General and administrative expenses	30,878	30,334	117,482	114,043	96,352	96,352
Share compensation expenses	1,934	2,142	8,582	6,923	7,171	7,171

Total underwriting deductions	182,898	175,628	768,494	650,711	580,508	580,508

Underwriting income(b)	26,456	10,859	1,758	59,212	73,519	73,519

Corporate & Eliminations
Gross premiums written	$(11,491)	$(13,355)	$(79,651)	$(91,746)	$(66,749)	$(66,749)
Reinsurance premiums ceded	11,491	13,355	79,651	91,746	66,749	66,749

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—
Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(1,372)	(1,502)	(3,284)	(11,469)	(4,399)	(4,399)
General and administrative expenses	9,266	11,518	33,662	49,630	23,506	23,506
Share compensation expenses	3,112	3,795	16,405	14,807	12,290	12,290

Total underwriting deductions	11,006	13,811	46,783	52,968	31,397	31,397

Underwriting (loss)(b)	(11,006)	(13,811)	(46,783)	(52,968)	(31,397)	(31,397)

Total underwriting income(b)	$12,774	$139,681	$11,765	$242,437	$450,249	$622,307

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)
Non-GAAP Financial Measures. In presenting the Company's results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."

(c)
Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

        Net income available to Validus for the three months ended December 31, 2011 was $27.3 million compared to $102.7 million for the three months ended December 31, 2010, a decrease of $75.4 million or 73.4%. The primary factors driving the decrease in net income were:

  •
  Decrease in underwriting income of $126.9 million due primarily to:

  •
  A $179.6 million increase in loss and loss expenses.

  •
  Offset by a $55.5 million increase in net premiums earned.

The above item was partially offset by the following factor:

  •
  Favorable movement in net realized and unrealized losses on investments of $19.8 million and $44.8 million, respectively;

The change in net income available to Validus for the three months ended December 31, 2011 of $75.4 million as compared to the three months ended December 31, 2010 is described in the following table:

	Three Months Ended December 31, 2011 Increase (Decrease) Over the Three Months Ended December 31, 2010
(Dollars in thousands)	Validus Re	Talbot	Corporate and Eliminations	Total(a)
Notable losses—decrease (increase) in net loss and loss expenses(a)	$5,340	$(7,715)	$—	$(2,375)
Less: Notable losses—increase in net reinstatment premium(a)	4,387	1,027	—	5,414
Other underwriting income (loss)	(155,036)	22,285	2,805	(129,946)

Underwriting income (loss)(b)	(145,309)	15,597	2,805	(126,907)
Net investment income	(1,231)	(1,135)	(516)	(2,882)
Other income	2,649	(1,959)	2,275	2,965
Finance expenses	(1,811)	(13)	2,090	266

	(145,702)	12,490	6,654	(126,558)
Taxes	(15)	1,084	215	1,284

	(145,717)	13,574	6,869	(125,274)
Net realized gains (losses) on investments	20,487	(733)	—	19,754
Net unrealized gains (losses) on investments	32,013	12,835	—	44,848
Foreign exchange (losses) gains	(2,250)	(894)	(14)	(3,158)
Transaction expenses	—	—	(3,850)	(3,850)

Net income (loss)	(95,467)	24,782	3,005	(67,680)

Net income (loss) attributable to noncontrolling interest	(7,683)	—	—	(7,683)

Net income (loss) available to Validus	$(103,150)	$24,782	$3,005	$(75,363)

(a)
Notable losses for the three months ended December 31, 2011 include: the Thai floods and excludes the reserve for potential development on 2011 notable loss events. Notable losses for the three months ended December 31, 2010 include: the Queensland floods, a political violence loss, satellite failure and financial institutions loss and excludes the reserve for potential development on 2010 notable loss events.

(b)
Non-GAAP Financial Measures. In presenting the Company's results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."

Gross Premiums Written

        Gross premiums written for the three months ended December 31, 2011 were $278.3 million compared to $258.7 million for the three months ended December 31, 2010, an increase of $19.5 million or 7.6%. The property and marine lines increased by $9.9 million and $12.7 million respectively, while the specialty lines decreased by $3.1 million. Details of gross premiums written by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$73,200	26.3%	$63,253	24.4%	15.7%
Marine	84,247	30.3%	71,556	27.7%	17.7%
Specialty	120,832	43.4%	123,922	47.9%	(2.5)%

Total	$278,279	100.0%	$258,731	100.0%	7.6%

        Validus Re.    Validus Re gross premiums written for the three months ended December 31, 2011 were $54.5 million compared to $34.0 million for the three months ended December 31, 2010, an increase of $20.5 million or 60.4%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$32,730	60.0%	$17,301	50.9%	89.2%
Marine	9,742	17.9%	4,244	12.5%	129.5%
Specialty	12,056	22.1%	12,441	36.6%	(3.1)%

Total	$54,528	100.0%	$33,986	100.0%	60.4%

        The increase in gross premiums written in the property lines of $15.4 million was primarily due to a $17.0 million increase in premium adjustments and a $4.8 million increase in reinstatement premiums arising from current year notable losses, partially offset by a $4.6 million decrease in new and renewing business due to changes in renewal dates and contracts not meeting underwriting requirements. The increase in gross premiums written of $5.5 million in the marine lines was primarily due to a $4.4 million increase in reinstatement premiums arising from current and prior year notable losses and $3.8 million increase in premium adjustments, partially offset by a $1.9 million decrease in new and renewing business.

        Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot decreased by $1.9 million compared to the three months ended December 31, 2010. These reinsurance agreements with Talbot are eliminated upon consolidation.

        Talbot.    Talbot gross premiums written for the three months ended December 31, 2011 were $235.2 million compared to $238.1 million for the three months ended December 31, 2010, a decrease of

$2.9 million or 1.2%. The $235.2 million of gross premiums written translated at 2010 rates of exchange would have been $235.1 million during the three months ended December 31, 2011 giving an effective decrease of $0.1 million. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$51,793	22.0%	$58,165	24.5%	(11.0)%
Marine	74,235	31.6%	68,452	28.7%	8.4%
Specialty	109,214	46.4%	111,483	46.8%	(2.0)%

Total	$235,242	100.0%	$238,100	100.0%	(1.2)%

        The decrease in gross premiums written in the property lines of $6.4 million was due primarily to a $3.4 million decrease in gross premiums written in the construction lines and a $1.9 million decrease in the onshore energy lines. The increase of $5.8 million in the marine lines was due primarily to a $2.6 million increase in premiums written in the hull lines, a $1.7 million increase in the cargo lines and a $1.4 million increase in the marine liability lines.

Reinsurance Premiums Ceded

        Reinsurance premiums ceded for the three months ended December 31, 2011 were $16.5 million compared to $35.4 million for the three months ended December 31, 2010, a decrease of $18.9 million or 53.4%. Details of reinsurance premiums ceded by line of business are described below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$11,979	72.7%	$14,221	40.2%	(15.8)%
Marine	(1,363)	(8.3)%	1,775	5.0%	(176.8)%
Specialty	5,873	35.6%	19,380	54.8%	(69.7)%

Total	$16,489	100.0%	$35,376	100.0%	(53.4)%

        Validus Re.    Validus Re reinsurance premiums ceded for the three months ended December 31, 2011 were $0.0 million compared to $0.4 million for the three months ended December 31, 2010, a decrease of $0.4 million. Details of Validus Re reinsurance premiums ceded by line of business are described below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$980	NM	$2,084	522.3%	(53.0)%
Marine	(931)	NM	(1,685)	(422.3)%	(44.7)%
Specialty	—	0.0%	—	0.0%	0.0%

Total	$49	0.0%	$399	100.0%	(87.7)%

        Reinsurance premiums ceded across all lines have remained generally consistent with the three months ended December 31, 2010.

        Talbot.    Talbot reinsurance premiums ceded for the three months ended December 31, 2011 were $27.9 million compared to $48.3 million for the three months ended December 31, 2010, a decrease of $20.4 million or 42.2%. Details of Talbot reinsurance premiums ceded by line of business are described below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$22,322	79.9%	$24,350	50.4%	(8.3)%
Marine	(702)	(2.5)%	4,600	9.5%	(115.3)%
Specialty	6,311	22.6%	19,382	40.1%	(67.4)%

Total	$27,931	100.0%	$48,332	100.0%	(42.2)%

        The decrease in reinsurance premiums ceded in the marine lines of $5.3 million was due primarily to a $3.5 million decrease in reinstatement premiums in the marine energy lines. Reinsurance premiums ceded in the specialty lines decreased by $13.1 million due primarily to $10.3 million of ceded premium on the direct aviation lines being renewed in January 2012, this coverage was written in the fourth quarter in 2010.

Net Premiums Written

        Net premiums written for the three months ended December 31, 2011 were $261.8 million compared to $223.4 million for the three months ended December 31, 2010, an increase of $38.4 million, or 17.2%. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2011 and 2010 were 94.1% and 86.3%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$61,221	23.4%	$49,032	22.0%	24.9%
Marine	85,610	32.7%	69,781	31.2%	22.7%
Specialty	114,959	43.9%	104,542	46.8%	10.0%

Total	$261,790	100.0%	$223,355	100.0%	17.2%

        Validus Re.    Validus Re net premiums written for the three months ended December 31, 2011 were $54.5 million compared to $33.6 million for the three months ended December 31, 2010, an increase of $20.9 million or 62.2%. Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$31,750	58.3%	$15,217	45.3%	108.6%
Marine	10,673	19.6%	5,929	17.7%	80.0%
Specialty	12,056	22.1%	12,441	37.0%	(3.1)%

Total	$54,479	100.0%	$33,587	100.0%	62.2%

        The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 99.9% and 98.8% for the three months ended December 31, 2011 and 2010, respectively.

        Talbot.    Talbot net premiums written for the three months ended December 31, 2011 were $207.3 million compared to $189.8 million for the three months ended December 31, 2010, an increase of $17.5 million or 9.2%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$29,471	14.2%	$33,815	17.9%	(12.8)%
Marine	74,937	36.1%	63,852	33.6%	17.4%
Specialty	102,903	49.7%	92,101	48.5%	11.7%

Total	$207,311	100.0%	$189,768	100.0%	9.2%

        The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2011 and 2010 were 88.1% and 79.7%, respectively, reflecting the decreased ceded premiums.

Net Change in Unearned Premiums

        Net change in unearned premiums for the three months ended December 31, 2011 was $226.6 million compared to $209.5 million for the three months ended December 31, 2010, an increase of $17.1 million or 8.2%.

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premium	$286,211	$226,720	26.2%
Change in prepaid reinsurance premium	(50,250)	(17,264)	191.1%
Deconsolidation of AlphaCat Re 2011	(9,405)	—	NM

Net change in unearned premium	$226,556	$209,456	8.2%

NM:    Not meaningful

        Validus Re.    Validus Re's net change in unearned premiums for the three months ended December 31, 2011 was $224.5 million compared to $212.7 million for the three months ended December 31, 2010, an increase of $11.8 million or 5.5%.

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premium	$256,581	$219,981	16.6%
Change in prepaid reinsurance premium	(22,663)	(7,244)	212.9%
Deconsolidation of AlphaCatRe 2011	(9,405)	—	NM

Net change in unearned premium	$224,513	$212,737	5.5%

NM:    Not meaningful

        Validus Re net change in unearned premiums has increased for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 due to the earnings pattern of gross premiums written and reinsurance premium ceded during 2011 as well as larger amounts of retrocessional coverage in 2011 as compared to 2010.

        Talbot.    The Talbot net change in unearned premiums for the three months ended December 31, 2011 was $2.0 million compared to ($3.3) million for the three months ended December 31, 2010, an increase of $5.3 million, or 162.3%.

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premium	$29,630	$6,739	339.7%
Change in prepaid reinsurance premium	(27,587)	(10,020)	(175.3)%

Net change in unearned premium	$2,043	$(3,281)	162.3%

        Talbot net change in unearned premiums has increased for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 due to the earnings pattern of gross premiums written and reinsurance premium ceded during 2011.

Net Premiums Earned

        Net premiums earned for the three months ended December 31, 2011 were $488.3 million compared to $432.8 million for the three months ended December 31, 2010, an increase of $55.5 million or 12.8%. Details of net premiums earned by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$236,671	48.5%	$218,171	50.4%	8.5%
Marine	146,953	30.1%	119,704	27.7%	22.8%
Specialty	104,722	21.4%	94,936	21.9%	10.3%

Total	$488,346	100.0%	$432,811	100.0%	12.8%

        Validus Re.    Validus Re net premiums earned for the three months ended December 31, 2011 were $279.0 million compared to $246.3 million for the three months ended December 31, 2010, an increase of $32.7 million or 13.3%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$195,563	70.1%	$176,750	71.7%	10.6%
Marine	57,524	20.6%	45,524	18.5%	26.4%
Specialty	25,905	9.3%	24,050	9.8%	7.7%

Total	$278,992	100.0%	$246,324	100.0%	13.3%

        The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

        Talbot.    Talbot net premiums earned for the three months ended December 31, 2011 were $209.4 million compared to $186.5 million for the three months ended December 31, 2010, an increase of $22.9 million or 12.3%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$41,108	19.6%	$41,421	22.2%	(0.8)%
Marine	89,429	42.8%	74,180	39.8%	20.6%
Specialty	78,817	37.6%	70,886	38.0%	11.2%

Total	$209,354	100.0%	$186,487	100.0%	12.3%

        The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premium for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, as discussed above.

Losses and Loss Expenses

        Losses and loss expenses for the three months ended December 31, 2011 were $334.8 million compared to $155.2 million for the three months ended December 31, 2010, an increase of $179.6 million or 115.7%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended December 31, 2011 and 2010 were 68.6% and 35.9%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	% Change
Property	90.0%	25.2%	64.8
Marine	53.0%	27.9%	25.1
Specialty	42.0%	70.4%	(28.4)
All lines	68.6%	35.9%	32.7

        For the three months ended December 31, 2011, the Company incurred $54.1 million from notable loss events, which represented 11.1 percentage points of the loss ratio excluding the reserve for potential development on notable loss events, as described below. Including the impact of ($1.3) million of reinstatement premiums, the effect of these events on net income was a decrease of $55.5 million. For the three months ended December 31, 2010, the Company incurred $51.8 million from notable loss events, which represented 12.0 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events, as described below. Including the impact of ($1.6) million of reinstatement premiums, the effect of these events on net income was a decrease of $53.4 million. The three months ended December 31, 2011, includes $38.6 million of additional loss expense attributable to upward revisions of ultimate expected losses on notable loss events occurring in previous quarters of 2011, primarily the Tohoku earthquake, Gryphon Alpha and U.S. tornado losses. The Company's loss ratio, excluding prior year development, notable loss events and reserves for potential development on notable loss events for the three months ended December 31, 2011 and 2010 was 50.3% and 32.3%, respectively.

		Three months ended December 31, 2011
Fourth Quarter 2011 Notable Loss Events(a)		Validus Re		Talbot		Total
(Dollars in thousands)	Description	Net Losses and Loss Expenses(b)	% of NPE	Net Losses and Loss Expenses(b)	% of NPE	Net Losses and Loss Expenses(b)	% of NPE
Thailand floods	Multiple flooding events	$22,964	8.2%	$31,184	14.9%	$54,148	11.1%

Total		$22,964	8.2%	$31,184	14.9%	$54,148	11.1%

		Three months ended December 31, 2010
Fourth Quarter 2010 Notable Loss Events(a)		Validus Re		Talbot			Total
(Dollars in thousands)	Description	Net Losses and Loss Expenses(b)	% of NPE	Net Losses and Loss Expenses(b)		% of NPE	Net Losses and Loss Expenses(b)		% of NPE
Queensland floods	Flood	$10,000	4.0%	$15,000		8.0%	$25,000		5.8%
Political violence	Terror attack	12,500	5.1%	—		—	12,500		2.9%
Satellite loss	Failure	5,804	2.4%	2,982		1.6%	8,786		2.0%
Financial institution	Investment house failure	—	—	5,487	(c)	3.0% (c)	5,487	(c)	1.3% (c)

Total		$28,304	11.5%	$23,469		12.6%	$51,773		12.0%

(a)
These notable loss event amounts exclude the reserve for potential development on 2010 and 2011 notable loss events and are based on management's estimates following a review of the Company's potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events in relation to the corresponding period end date, and other uncertainties inherent in loss estimation, meaningful uncertainty exists at the relevant reporting date regarding losses from these events and the Company's actual ultimate net losses from these events can vary materially from these estimates.

(b)
Net of reinsurance but not including the impact of reinstatement premiums. Total reinstatement premiums were ($1.3) million for the three months ended December 31, 2011 and ($1.6) million for the three months ended December 31, 2010.

(c)
The financial institution loss occurred in a prior period but developed over the notable loss threshold in the three months ended December 31, 2010. In 2010, this loss was included in the change in prior year development and excluded as a notable loss as presented above.

        Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2011	2010	Percentage Point Change
Property—current period—excluding items below	46.9%	19.8%	27.1
Property—current period—notable losses	20.3%	11.5%	8.8
Property—current period—reserve for potential development on notable loss events	30.8%	0.0%	30.8
Property—change in prior accident years	(8.0)%	(6.1)%	(1.9)

Property—loss ratio	90.0%	25.2%	64.8
Marine—current period—excluding items below	53.8%	42.5%	11.3
Marine—current period—notable losses	2.9%	0.0%	2.9
Marine—current period—reserve for potential development on notable loss events	3.4%	0.0%	3.4
Marine—change in prior accident years	(7.1)%	(14.6)%	7.5

Marine—loss ratio	53.0%	27.9%	25.1
Specialty—current period—excluding items below	53.0%	47.8%	5.2
Specialty—current period—notable losses(a)	1.8%	22.4%	(20.6)
Specialty—change in prior accident years(a)	(12.8)%	0.2%	(13.0)

Specialty—loss ratio	42.0%	70.4%	(28.4)
All lines—current period—excluding items below	50.3%	32.3%	18.0
All lines—current period—notable losses(a)	11.1%	10.7%	0.4
All lines—current period—reserve for potential development on notable loss events	16.0%	0.0%	16.0
All lines—change in prior accident years(a)	(8.8)%	(7.1)%	(1.7)

All lines—loss ratio	68.6%	35.9%	32.7

(a)
The financial institution loss occurred in a prior period but developed over the notable loss threshold in the three months ended December 31, 2010. In 2010, this loss was included in the change in prior year development and excluded as a notable loss as presented above.

        Validus Re.    Validus Re losses and loss expenses for the three months ended December 31, 2011 were $225.9 million compared to $49.8 million for the three months ended December 31, 2010, an increase of $176.1 million or 353.6%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 81.0% and 20.2% for the three months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011, Validus Re incurred losses of $233.0 million related to current year losses and $7.1 million of favorable development relating to prior accident years. For the three months ended December 31, 2011, favorable loss development on prior accident years benefited the Validus Re loss ratio by 2.6 percentage points. For the three months ended December 31, 2010, Validus Re incurred losses of $71.9 million related to current year losses and $22.1 million of favorable development relating to prior accident years. For the three months ended December 31, 2010, favorable loss development on prior years benefited the Validus Re loss ratio by 9.0 percentage points.

        For the three months ended December 31, 2011, Validus Re incurred $23.0 million from notable loss events, which represented 8.2 percentage points of the loss ratio excluding the reserve for potential development on notable loss events. Including the impact of reinstatement premiums of $1.6 million, the effect of these events on Validus Re segment income was a decrease of $21.4 million. For the three months ended December 31, 2010, Validus Re incurred $28.3 million from notable loss events, which represented 11.5 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Including the impact of reinstatement premiums of $2.2 million, the effect of these events on Validus Re segment income was a decrease of $26.1 million. Validus Re segment loss ratios, excluding prior year development, notable loss events identified above and reserve for potential development on notable loss events, for the three months ended December 31, 2011 and 2010 were 47.4% and 17.7%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2011	2010	Percentage Point Change
Property—current period excluding items below	39.1%	10.6%	28.5
Property—current period—notable losses	10.1%	5.7%	4.4
Property—current period—reserves for potential development on notable loss events	37.3%	0.0%	37.3
Property—change in prior accident years	(2.4)%	(6.1)%	3.7

Property—loss ratio	84.1%	10.2%	73.9
Marine—current period excluding items below	62.5%	42.0%	20.5
Marine—current period—notable losses	5.6%	0.0%	5.6
Marine—current period—reserves for potential development on notable loss events	8.7%	0.0%	8.7
Marine—change in prior accident years	(0.5)%	(20.4)%	19.9

Marine—loss ratio	76.3%	21.6%	54.7
Specialty—current period excluding items below	75.6%	23.0%	52.6
Specialty—current period—notable losses	0.0%	76.1%	(76.1)
Specialty—change in prior accident years	(8.1)%	(8.2)%	0.1

Specialty—loss ratio	67.5%	90.9%	(23.4)
All lines—current period excluding items below	47.4%	17.7%	29.7
All lines—current period—notable losses	8.2%	11.5%	(3.3)
All lines—current period—reserves for potential development on notable loss events	28.0%	0.0%	28.0
All lines—change in prior accident years	(2.6)%	(9.0)%	6.4

All lines—loss ratio	81.0%	20.2%	60.8

        For the three months ended December 31, 2011, Validus Re property lines losses and loss expenses included $169.3 million related to current year losses and $4.7 million of favorable development relating to prior accident years. For the three months ended December 31, 2010, Validus Re property lines losses and loss expenses included $28.9 million related to current year losses and $10.8 million of favorable development relating to prior accident years. The favorable development was attributable to lower than expected claims development.

        For the three months ended December 31, 2011, Validus Re property lines incurred $19.8 million from notable loss events, which represented 10.1 percentage points of the property lines loss ratio, excluding the reserve for potential development on notable loss events. For the three months ended December 31, 2010, Validus Re's property lines incurred $10.0 million from notable loss events, which represented 5.7 percentage points of the property lines loss ratio, excluding the reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding prior year development, notable loss events identified above and reserve for potential development on notable loss events, for the three months ended December 31, 2011 and 2010 were 39.1% and 10.6%, respectively. The three months ended December 31, 2011 property line loss ratio includes $28.0 million of development on current accident year, prior quarters notable losses.

        For the three months ended December 31, 2011, Validus Re marine lines losses and loss expenses included $44.2 million related to current year losses and $0.3 million of favorable development relating to prior accident years. For the three months ended December 31, 2010, Validus Re marine lines losses and loss expenses included $19.1 million related to current year losses and $9.3 million of favorable development relating to prior accident years.

        For the three months ended December 31, 2011, Validus Re marine lines incurred $3.2 million from notable loss events, which represented 5.6 percentage points of the property lines loss ratio, excluding the reserve for potential development on notable loss events. For the three months ended December 31, 2010, Validus Re marine lines did not incur any notable loss events. Validus Re marine lines loss ratios, excluding prior year development, notable loss events identified above and reserve for potential development on notable loss events, for the three months ended December 31, 2011 and 2010 were 62.5% and 42.0%, respectively. The three months ended December 31, 2011, marine line loss ratio includes $9.0 million of development on current accident year, prior quarters notable losses.

        For the three months ended December 31, 2011, Validus Re specialty lines included $19.6 million related to current year losses and $2.1 million of favorable development relating to prior accident years. For the three months ended December 31, 2010, Validus Re specialty lines losses and loss expenses included $23.8 million related to current year losses and $2.0 million of favorable development relating to prior accident years.

        For the three months ended December 31, 2011, Validus Re specialty lines did not incur any notable losses. For the three months ended December 31, 2010, Validus Re's specialty lines incurred $18.3 million from notable loss events, which represented 76.1 percentage points of the specialty lines loss ratio, excluding the reserve for potential development on notable loss events. Validus Re specialty lines loss ratios, excluding prior year development, for the three months ended December 31, 2011 and 2010 were 75.6% and 23.0%, respectively.

        Talbot.    Talbot losses and loss expenses for the three months ended December 31, 2011 were $108.9 million compared to $105.4 million for the three months ended December 31, 2010, an increase of $3.5 million or 3.3%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 52.0% and 56.5% for the three months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011, Talbot incurred losses of $144.6 million related to current year losses and $35.7 million of favorable development relating to prior accident years. For the three months ended December 31, 2011, favorable loss development on prior accident years benefited the Talbot loss ratio by 17.0 percentage points. For the three months ended December 31, 2010, Talbot incurred losses of $113.9 million related to current year losses and $8.5 million in favorable development relating to prior accident years. For the three months ended December 31, 2010, favorable loss development on prior accident years benefited the Talbot loss ratio by 4.6 percentage points.

        For the three months ended December 31, 2011, Talbot incurred $31.2 million from notable loss events, which represented 14.9 percentage points of the loss ratio. Including the impact of reinstatement premiums of ($2.9) million, the effect of these events on Talbot segment income was a decrease of $34.1 million. For the three months ended December 31, 2010, Talbot incurred $23.5 million from notable loss events, which represented 9.6 percentage points of the Talbot loss ratio. However, including the impact of reinstatement premiums of ($3.8) million, the effect of these events on Talbot segment income was a decrease of $27.3 million. Talbot loss ratios, excluding prior year loss development and notable loss events identified above, for the three months ended December 31, 2011 and 2010 were 54.1% and 51.5%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2011	2010	Percentage Point Change
Property—current period excluding items below	83.8%	58.8%	25.0
Property—current period—notable losses	68.9%	36.2%	32.7
Property—change in prior accident years	(34.8)%	(6.1)%	(28.7)

Property—loss ratio	117.9%	88.9%	29.0
Marine—current period excluding items below	48.2%	42.8%	5.4
Marine—current period—notable losses	1.1%	0.0%	1.1
Marine—change in prior accident years	(11.3)%	(11.0)%	(0.3)

Marine—loss ratio	38.0%	31.8%	6.2
Specialty—current period excluding items below	45.6%	56.2%	(10.6)
Specialty—current period—notable losses(a)	2.3%	4.2%	(1.9)
Specialty—change in prior accident years(a)	(14.3)%	3.1%	(17.4)

Specialty—loss ratio	33.6%	63.5%	(29.9)
All lines—current period excluding items below	54.1%	51.5%	2.6
All lines—current period—notable losses(a)	14.9%	9.6%	5.3
All lines—change in prior accident years(a)	(17.0)%	(4.6)%	(12.4)

All lines—loss ratio	52.0%	56.5%	(4.5)

(a)
The financial institution loss occurred in a prior period but developed over the notable loss threshold in the three months ended December 31, 2010. In 2010, this loss is included in the change in prior year development and excluded as a notable loss as presented above.

        For the three months ended December 31, 2011, Talbot property lines losses and loss expenses include $62.8 million related to current year losses and $14.3 million of favorable development relating to prior accident years. This favorable development was attributable to lower than expected development on large losses. For the three months ended December 31, 2010, Talbot property lines losses and loss expenses included $39.4 million related to current year losses and $2.5 million of favorable development relating to prior accident years. The prior year favorable development was attributable to lower than expected claims development on the property facultative and binder accounts.

        For the three months ended December 31, 2011, Talbot property lines incurred $28.3 million from notable loss events, which represented 68.9 percentage points of the property lines loss ratio. For the three months ended December 31, 2010, Talbot property lines incurred $15.0 million from notable loss events, which represented 36.2 percentage points of the property lines loss ratio. Talbot property line loss ratio, excluding prior year development and notable loss events identified above for the three months ended December 31, 2011 and 2010 were 83.8% and 58.8%, respectively.

        For the three months ended December 31, 2011, Talbot marine lines losses and loss expenses included $44.1 million related to current year losses and $10.1 million of favorable development relating to prior accident years. This favorable development was due primarily to favorable development on attritional losses. For the three months ended December 31, 2010, Talbot marine lines losses and loss expenses included $31.7 million related to current year losses and $8.2 million of favorable development relating to prior accident years. The prior year favorable development was primarily due to lower than expected loss development across a number of lines but most notably on the offshore energy lines.

        For the three months ended December 31, 2011, Talbot marine lines incurred $1.0 million from notable loss events, which represented 1.1 percentage points of the marine lines loss ratio. For the three months ended December 31, 2010, Talbot marine lines did not incur any notable losses. Talbot marine lines loss ratios, excluding prior year development and notable loss events identified above, for the three months ended December 31, 2011 and 2010 were 48.2% and 42.8%, respectively.

        For the three months ended December 31, 2011, Talbot specialty lines losses and loss expenses included $37.8 million relating to current year losses and $11.3 million of favorable development relating to prior accident years. This favorable development was due primarily to favorable development on attritional losses. For the three months ended December 31, 2010, Talbot specialty lines losses and loss expenses included $42.8 million relating to current year losses and $2.2 million of adverse development relating to prior accident years.

        For the three months ended December 31, 2011, Talbot specialty lines incurred $1.9 million from notable loss events, which represented 2.3 percentage points of the specialty lines loss ratio. For the three months ended December 31, 2010, Talbot specialty lines incurred $8.5 million from notable loss events, which represented 4.2 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding prior year development and notable loss events identified above for the three months ended December 31, 2011 and 2010 were 45.6% and 56.2%, respectively.

        At December 31, 2011 and 2010, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies. The Company did not make any significant changes in assumptions or methodology used in its reserving process for the year ended December 31, 2011.

	As at December 31, 2011
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$736,448	$575,556	$1,312,004
Marine	437,367	350,833	788,200
Specialty	240,627	290,312	530,939

Total	$1,414,442	$1,216,701	$2,631,143

	As at December 31, 2011
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$601,385	$522,730	$1,124,115
Marine	375,364	326,218	701,582
Specialty	190,506	242,455	432,961

Total	$1,167,255	$1,091,403	$2,258,658

        The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended December 31, 2011:

	Three Months Ended December 31, 2011
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$1,321,568	$1,357,235	$(112,891)	$2,565,912
Losses recoverable	(122,817)	(376,274)	112,891	(386,200)

Net reserves at period beginning	1,198,751	980,961	—	2,179,712

Incurred losses—current year	233,026	144,619	—	377,645
Change in prior accident years	(7,123)	(35,693)	—	(42,816)

Incurred losses	225,903	108,926	—	334,829

Foreign exchange	2,861	(277)	—	2,584
Paid losses	(162,175)	(96,292)	—	(258,467)

Net reserves at period end	1,265,340	993,318	—	2,258,658
Losses recoverable	95,509	384,243	(107,267)	372,485

Gross reserves at period end	1,360,849	1,377,561	(107,267)	2,631,143

        The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended December 31, 2011, favorable loss reserve development on prior accident years totaled $42.8 million of which $7.1 million of the favorable loss reserve development related to the Validus Re segment and $35.7 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 8.8 percentage points for the three months ended December 31, 2011. For the three months ended December 31, 2010, favorable loss reserve development on prior accident years totaled $30.6 million. Of this, $22.1 million related to the Validus Re segment and $8.5 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 7.1 percentage points for the three months ended December 31, 2010.

        Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. As at September 30, 2011, the total reserve for potential development on both 2010 and 2011 notable loss events was $24.5 million. During the three months ended December 31, 2011 $5.9 million of the reserve for potential development on 2010 notable loss events was allocated to the Deepwater Horizon and the Company incurred $78.0 million of reserve for potential development on 2011 notable loss events. Therefore as at December 31, 2011 the total reserve for potential development on both 2010 and 2011 notable loss events was $96.6 million. As at September 30, 2010, the total reserve for potential development on 2010 notable loss events was $50.0 million. During the three months ended December 31, 2010, $16.6 milllion of the reserve for potential development on 2010 notable loss events was allocated to the New Zealand Earthquake. As at December 31, 2010 the total reserve for potential development on 2010 notable loss events was $33.4 million.

Policy Acquisition Costs

        Policy acquisition costs for the three months ended December 31, 2011 were $81.3 million compared to $75.5 million for the three months ended December 31, 2010, an increase of $5.7 million or 7.6%. Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2011 and 2010 were 16.6% and 17.4%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$26,753	32.9%	11.3%	$29,488	39.1%	13.5%	(9.3)%
Marine	31,603	38.9%	21.5%	26,765	35.4%	22.4%	18.1%
Specialty	22,897	28.2%	21.9%	19,270	25.5%	20.3%	18.8%

Total	$81,253	100.0%	16.6%	$75,523	100.0%	17.4%	7.6%

        Validus Re.    Validus Re policy acquisition costs for the three months ended December 31, 2011 were $41.5 million compared to $39.3 million for the three months ended December 31, 2010, an increase of $2.2 million or 5.5%.

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$26,972	65.1%	13.8%	$25,775	65.6%	14.6%	4.6%
Marine	11,165	26.9%	19.4%	10,062	25.6%	22.1%	11.0%
Specialty	3,328	8.0%	12.8%	3,462	8.8%	14.4%	(3.9)%

Total	$41,465	100.0%	14.9%	$39,299	100.0%	16.0%	5.5%

        Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended December 31, 2011 and 2010 were 14.9% and 16.0%, respectively. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition cost ratio as they have lower, or zero, associated acquisition costs. The Validus Re policy acquisition cost ratio has decreased for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 primarily due to the increase in reinstatement premiums received in the marine and specialty lines.

        Talbot.    Talbot policy acquisition costs for the three months ended December 31, 2011 were $41.2 million compared to $37.7 million for the three months ended December 31, 2010, an increase of $3.4 million or 9.1%.

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$1,053	2.6%	2.6%	$5,315	14.1%	12.8%	(80.2)%
Marine	20,523	49.9%	22.9%	16,603	44.0%	22.4%	23.6%
Specialty	19,584	47.5%	24.8%	15,808	41.9%	22.3%	23.9%

Total	$41,160	100.0%	19.7%	$37,726	100.0%	20.2%	9.1%

        The Talbot policy acquisition cost ratio on the property line in the three months ended December 31, 2011 has been impacted by a reduction in acquisition costs associated with the change in segmentation of the New York operations from the Corporate Segment to the Talbot segment. Policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended December 31, 2011 and 2010 were 19.7% and 20.2%, respectively.

General and Administrative Expenses

        General and administrative expenses for the three months ended December 31, 2011 were $52.3 million compared to $54.5 million for the three months ended December 31, 2010, a decrease of $2.3 million or 4.1%. The decrease was a result of increased expenses in the Talbot segment, offset by a decrease in the Validus Re and Corporate segments.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$12,109	23.2%	$12,659	23.3%	(4.3)%
Talbot	30,878	59.1%	30,334	55.6%	1.8%
Corporate & Eliminations	9,266	17.7%	11,518	21.1%	(19.6)%

Total	$52,253	100.0%	$54,511	100.0%	(4.1)%

        General and administrative expenses of $52.3 million in the three months ended December 31, 2011 represents 10.7 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

        Validus Re.    Validus Re general and administrative expenses for the three months ended December 31, 2011 were $12.1 million compared to $12.7 million for the three months ended December 31, 2010, a decrease of $0.6 million or 4.3%. General and administrative expenses have decreased primarily due to a decrease in performance bonus expense. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2011 and 2010 were 4.3% and 5.1%, respectively.

        Talbot.    Talbot general and administrative expenses for the three months ended December 31, 2011 were $30.9 million compared to $30.3 million for the three months ended December 31, 2010, an increase of $0.5 million or 1.8%. To better align the Company's operating and reporting structure with its current strategy, there was an internal reallocation of $1.2 million relating to the New York operations from the Corporate segment to the Talbot segment. Other contributing factors to the increase in general and administrative expenses are an increase in staff costs related to an increase in head count offset by a decrease in performance bonus expense. Talbot's general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2011 and 2010 were 14.7% and 16.3%, respectively.

        Corporate & Eliminations.    Corporate general and administrative expenses for the three months ended December 31, 2011 were $9.3 million compared to $11.5 million for the three months ended December 31, 2010, a decrease of $2.3 million or 19.6%. To better align the Company's operating and reporting structure with its current strategy, there was an internal reallocation of $1.2 million relating to the New York operations from the Corporate segment to the Talbot segment. General and administrative expenses have also decreased due to a decrease in performance bonus expense. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

        Share compensation expenses for the three months ended December 31, 2011 were $7.2 million compared to $7.9 million for the three months ended December 31, 2010, a decrease of $0.6 million or 8.1%. This expense is non-cash and has no net effect on total shareholders' equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$2,191	30.3%	$1,934	24.6%	13.3%
Talbot	1,934	26.7%	2,142	27.2%	(9.7)%
Corporate & Eliminations	3,112	43.0%	3,795	48.2%	(18.0)%

Total	$7,237	100.0%	$7,871	100.0%	(8.1)%

        Share compensation expenses of $7.2 million in the three months ended December 31, 2011 represents 1.5 percentage points of the general and administrative expense ratio.

        Validus Re.    Validus Re share compensation expenses for the three months ended December 31, 2011 were $2.2 million compared to $1.9 million for the three months ended December 31, 2010, an increase of $0.3 million or 13.3%. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2011 and 2010 were 0.8% and 0.8%, respectively.

        Talbot.    Talbot share compensation expenses for the three months ended December 31, 2011 was $1.9 million compared to $2.1 million for the three months ended December 31, 2010 a decrease of $0.2 million or 9.7%. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2011 and 2010 were 0.9% and 1.1%, respectively.

        Corporate & Eliminations.    Corporate share compensation expenses for the three months ended December 31, 2011 were $3.1 million compared to $3.8 million for the three months ended December 31, 2010, a decrease of $0.7 million or 18.0%.

Selected Ratios

        The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	% Change
Consolidated
Losses and loss expense ratio	68.6%	35.9%	32.7
Policy acquisition cost ratio	16.6%	17.4%	(0.8)
General and administrative expense ratio(a)	12.2%	14.4%	(2.2)

Expense ratio	28.8%	31.8%	(3.0)

Combined ratio	97.4%	67.7%	29.7

Validus Re
Losses and loss expense ratio	81.0%	20.2%	60.8
Policy acquisition cost ratio	14.9%	16.0%	(1.1)
General and administrative expense ratio(a)	5.1%	5.9%	(0.8)

Expense ratio	20.0%	21.9%	(1.9)

Combined ratio	101.0%	42.1%	58.9

Talbot
Losses and loss expense ratio	52.0%	56.5%	(4.5)
Policy acquisition cost ratio	19.7%	20.2%	(0.5)
General and administrative expense ratio(a)	15.7%	17.4%	(1.7)

Expense ratio	35.4%	37.6%	(2.2)

Combined ratio	87.4%	94.1%	(6.7)

(a)
Includes general and administrative expenses and share compensation expenses.

        General and administrative expense ratios for the three months ended December 31, 2011 and 2010 were 12.2% and 14.4%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$52,253	10.7%	$54,511	12.6%
Share compensation expenses	7,237	1.5%	7,871	1.8%

Total	$59,490	12.2%	$62,382	14.4%

Underwriting Income

        Underwriting income for the three months ended December 31, 2011 was $12.8 million compared to underwriting income of $139.7 million for the three months ended December 31, 2010, a decrease of $126.9 million, or 90.9%.

(Dollars in thousands)	Three Months Ended December 31, 2011	% of Sub-total	Three Months Ended December 31, 2010	% of Sub-total	% Change
Validus Re	$(2,676)	(11.3)%	$142,633	92.9%	(101.9)%
Talbot	26,456	111.3%	10,859	7.1%	143.6%

Sub-total	23,780	100.0%	153,492	100.0%	(84.5)%

Corporate & Eliminations	(11,006)		(13,811)		(20.3)%

Total	$12,774		$139,681		(90.9)%

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

(Dollars in thousands)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Underwriting income	$12,774	$139,681
Net investment income	28,080	30,962
Other income	3,517	552
Finance expenses	(13,520)	(13,786)
Net realized gains (losses) on investments	5,355	(14,399)
Net unrealized gains (losses) on investments	2,159	(42,689)
Foreign exchange gains	266	3,424
Transaction expenses	(3,850)	—
Tax (expense) benefit	226	(1,058)

Net income	$35,007	$102,687

        Underwriting income indicates the performance of the Company's core underwriting function, excluding revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company's core insurance and reinsurance business. Underwriting profitability is influenced significantly by earned premium growth, adequacy of the Company's pricing and loss frequency and severity. Underwriting profitability over time is also influenced by the Company's underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses. The Company believes that underwriting income provides investors with a valuable measure of profitability derived from underwriting activities.

        The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of underwriting income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company's results of operations in a manner similar to how management analyzes the Company's underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining the total annual incentive compensation.

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

Net Investment Income

        Net investment income for the three months ended December 31, 2011 was $28.1 million compared to $31.0 million for the three months ended December 31, 2010, a decrease of $2.9 million or 9.3%. Net investment income decreased due to falling yields in fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended December 31, 2011 and 2010 are as presented below.

(Dollars in thousands)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	% Change
Fixed maturities and short-term investments	$27,740	$30,033	(7.6)%
Cash and cash equivalents	2,153	2,328	(7.5)%
Securities lending income	27	32	(15.6)%

Total gross investment income	29,920	32,393	(7.6)%
Investment expenses	(1,840)	(1,431)	28.6%

Net investment income	$28,080	$30,962	(9.3)%

        Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company's annualized effective investment yield was 1.84% and 2.12% for the three months ended December 31, 2011 and 2010, respectively, and the average duration at December 31, 2011 was 1.63 years (December 31, 2010—2.27 years).

Other Income

        Other income for the three months ended December 31, 2011 was $3.5 million compared to $0.6 million for the three months ended December 31, 2010. Other income increased partially due to a $0.5 million gain on disposal of a portion of the investment in AlphaCat Re 2011.

Finance Expenses

        Finance expenses for the three months ended December 31, 2011 were $13.5 million compared to $13.8 million for the three months ended December 31, 2010, a decrease of $0.3 million or 1.9%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended December 31,
(Dollars in thousands)	2011	2010	% Change
2006 Junior Subordinated Deferrable Debentures	$1,496	$3,589	(58.3)%
2007 Junior Subordinated Deferrable Debentures	3,029	3,028	0.0%
2010 Senior Notes due 2040	5,597	5,598	NM
Credit facilities	1,889	1,571	20.2%
AlphaCat Re 2011 preferred dividend(a)	1,497	—	NM
Talbot FAL facility	12	—	NM

Finance expenses	$13,520	$13,786	(1.9)%

(a)
Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

NM:    Not Meaningful

Finance expense on the 2006 Junior Subordinated Deferrable Debentures decreased by $2.1 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 because the interest payable was changed from 9.069% per annum through June 15, 2011 to a floating rate of three-month LIBOR plus 355 basis points reset quarterly, resulting in lower interest payments.

Tax Benefit (Expense)

        Tax benefit for the three months ended December 31, 2011 was $0.2 million compared to an expense of ($1.1) million for the three months ended December 31, 2010, a decrease of $1.3 million.

Net Realized Gains (Losses) on Investments

        Net realized gains on investments for the three months ended December 31, 2011 were $5.4 million compared to losses of ($14.4) million for the three months ended December 31, 2010, a favorable movement of $19.8 million or 137.2%.

Net Unrealized Gains (Losses) on Investments

        Net unrealized gains on investments for the three months ended December 31, 2011 were $2.2 million compared to losses of ($42.7) million for the three months ended December 31, 2010 a favorable movement of $44.8 million or 105.1%. The net unrealized gains experienced in the three months ended December 31, 2011 were due to a small decrease in interest rates which increased the value of the fixed income portfolio.

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

Foreign Exchange Gains (Losses)

        Foreign exchange gains for the three months ended December 31, 2011 were $0.3 million compared to $3.4 million for the three months ended December 31, 2010, an unfavorable movement of $3.2 million or 92.2%. The unfavorable movement in foreign exchange was due primarily to the decreased value of assets denominated in foreign currencies relative to the U.S. dollar reporting currency for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. For the three months ended December 31, 2011, Validus Re recognized foreign exchange losses of ($0.3) million, Talbot recognized foreign exchange gains of $0.4 million. The Euro to U.S. dollar exchange rates were 1.30 and 1.34 at December 31, 2011 and September 30, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.55 and 1.56 at December 31, 2011 and September 30, 2011, respectively. During the quarter, the Euro depreciated by 3.0%, while the British pound depreciated by 0.6%.

        For the three months ended December 31, 2011, Validus Re segment foreign exchange losses were ($0.3) million compared to gains of $1.9 million for the three months ended December 31, 2010, an unfavorable movement of $2.3 million.

        For the three months ended December 31, 2011, Talbot segment foreign exchange gains were $0.4 million compared to $1.3 million for the three months ended December 31, 2010, an unfavorable movement of $0.9 million. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

        At December 31, 2011, Talbot's balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $94.0 million and $19.2 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $66.4 million and $8.4 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended December 31, 2011, this translation process resulted in foreign exchange gains that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned together with (losses) arising from the reversal of losses incurred in previous periods. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest for the three months ended December 31, 2011 was $7.7 million compared to $0.0 million for the three months ended December 31, 2010, an increase of $7.7 million. The net income attributable to noncontrolling interest relates to the AlphaCat Re 2011 operations.

Transaction Expenses

        During the three months ended December 31, 2011, the Company incurred $3.9 million in transaction expenses related to its proposed acquisition of Transatlantic Holdings, Inc. ("Transatlantic"). Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

        The following table presents results of operations for the three months ended December 31, 2011 and 2010 and years ended December 31, 2011, 2010 and 2009:

	Three Months Ended December 31,		Years Ended December 31,
						Pro Forma 2009(b)
(Dollars in thousands)	2011	2010	2011	2010	2009(a)
Gross premiums written	$278,279	$258,731	$2,124,691	$1,990,566	1,621,241	$2,008,578
Reinsurance premiums ceded	(16,489)	(35,376)	(289,241)	(229,482)	(232,883)	(239,412)

Net premiums written	261,790	223,355	1,835,450	1,761,084	1,388,358	1,769,166
Change in unearned premiums	226,556	209,456	(33,307)	39	61,219	(57,338)

Net premiums earned	488,346	432,811	1,802,143	1,761,123	1,449,577	1,711,828
Losses and loss expenses	334,829	155,225	1,244,401	987,586	523,757	556,550
Policy acquisition costs	81,253	75,523	314,184	292,899	262,966	289,600
General and administrative expenses	52,253	54,511	197,497	209,290	185,568	209,510
Share compensation expenses	7,237	7,871	34,296	28,911	27,037	33,751

Total underwriting deductions	475,572	293,130	1,790,378	1,518,686	999,328	1,089,411
Underwriting income(c)	12,774	139,681	11,765	242,437	450,249	622,417
Net investment income	28,080	30,962	112,296	134,103	118,773	163,944
Other income	3,517	552	5,718	5,219	4,634	4,603
Finance expenses	(13,520)	(13,786)	(54,817)	(55,870)	(44,130)	(44,513)

Operating income before taxes(c)	30,851	157,409	74,962	325,889	529,526	746,451
Tax benefit (expense)	226	(1,058)	(824)	(3,126)	3,759	3,759

Net operating income(c)	31,077	156,351	74,138	322,763	533,285	750,210
Gain on bargain purchase, net of expenses	—	—	—	—	287,099	—
Realized gain on repurchase of debentures	—	—	—	—	4,444	4,444
Net realized (losses) gains on investments	5,355	(14,399)	28,532	32,498	(11,543)	(4,717)
Net unrealized gains (losses) on investments	2,159	(42,689)	(19,991)	45,952	84,796	189,789
Foreign exchange gains (losses)	266	3,424	(22,124)	1,351	(674)	4,294
Transaction expenses(d)	(3,850)	—	(17,433)	—	—	—

Net income	35,007	102,687	43,122	402,564	897,407	944,020

Net income attributable to noncontrolling interest	(7,683)	—	(21,793)	—	—	—

Net income available to Validus	$27,324	$102,687	$21,329	$402,564	$897,407	$944,020

Selected ratios:
Net premiums written / Gross premiums written	94.1%	86.3%	86.4%	88.5%	85.6%	88.1%
Losses and loss expenses	68.6%	35.9%	69.1%	56.1%	36.1%	32.5%
Policy acquisition costs	16.6%	17.4%	17.4%	16.6%	18.1%	16.9%
General and administrative expenses(e)	12.2%	14.4%	12.9%	13.5%	14.7%	14.2%

Expense ratio	28.8%	31.8%	30.3%	30.1%	32.8%	31.1%

Combined ratio	97.4%	67.7%	99.4%	86.2%	68.9%	63.6%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)
Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

(c)
Non-GAAP Financial Measures. In presenting the Company's results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of these measures to the most comparable U.S. GAAP financial measure, are presented in the section below entitled "Underwriting Income."

(d)
The transaction expenses relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(e)
The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended December 31,		Years Ended December 31,
						Pro Forma 2009(c)
(Dollars in thousands)	2011	2010	2011	2010	2009(a)
Validus Re
Gross premiums written	$54,528	$33,986	$1,190,220	$1,101,239	$768,084	$1,155,421
Reinsurance premiums ceded	(49)	(399)	(150,718)	(63,147)	(95,446)	(101,975)

Net premiums written	54,479	33,587	1,039,502	1,038,092	672,638	1,053,446
Change in unearned premiums	224,513	212,737	(7,611)	13,108	122,912	4,305

Net premiums earned	278,992	246,324	1,031,891	1,051,200	795,550	1,057,751
Losses and loss expenses	225,903	49,799	759,305	601,610	186,704	219,497
Policy acquisition costs	41,465	39,299	160,134	160,599	127,433	154,127
General and administrative expenses	12,109	12,659	46,353	45,617	65,710	89,652
Share compensation expenses	2,191	1,934	9,309	7,181	7,576	14,290

Total underwriting deductions	281,668	103,691	975,101	815,007	387,423	477,566

Underwriting (loss) income(b)	(2,676)	142,633	56,790	236,193	408,127	580,185

Talbot
Gross premiums written	$235,242	$238,100	$1,014,122	$981,073	$919,906	$919,906
Reinsurance premiums ceded	(27,931)	(48,332)	(218,174)	(258,081)	(204,186)	(204,186)

Net premiums written	207,311	189,768	795,948	722,992	715,720	715,720
Change in unearned premiums	2,043	(3,281)	(25,696)	(13,069)	(61,693)	(61,693)

Net premiums earned	209,354	186,487	770,252	709,923	654,027	654,027
Losses and loss expenses	108,926	105,426	485,096	385,976	337,053	337,053
Policy acquisition costs	41,160	37,726	157,334	143,769	139,932	139,932
General and administrative expenses	30,878	30,334	117,482	114,043	96,352	96,352
Share compensation expenses	1,934	2,142	8,582	6,923	7,171	7,171

Total underwriting deductions	182,898	175,628	768,494	650,711	580,508	580,508

Underwriting income(b)	26,456	10,859	1,758	59,212	73,519	73,519

Corporate & Eliminations
Gross premiums written	$(11,491)	$(13,355)	$(79,651)	$(91,746)	$(66,749)	$(66,749)
Reinsurance premiums ceded	11,491	13,355	79,651	91,746	66,749	66,749

Net premiums written	—	—	—	—	—	—
Change in unearned premiums	—	—	—	—	—	—

Net premiums earned	—	—	—	—	—	—
Losses and loss expenses	—	—	—	—	—	—
Policy acquisition costs	(1,372)	(1,502)	(3,284)	(11,469)	(4,399)	(4,399)
General and administrative expenses	9,266	11,518	33,662	49,630	23,506	23,506
Share compensation expenses	3,112	3,795	16,405	14,807	12,290	12,290

Total underwriting deductions	11,006	13,811	46,783	52,968	31,397	31,397

Underwriting (loss)(b)	(11,006)	(13,811)	(46,783)	(52,968)	(31,397)	(31,397)

Total underwriting income(b)	$12,774	$139,681	$11,765	$242,437	$450,249	$622,307

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)
Non-GAAP Financial Measures. In presenting the Company's results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."

(c)
Pro Forma combined Validus Holdings, Ltd. and IPC Holdings Ltd. income statement for the year ended December 31, 2009.

 Year Ended December 31, 2011 compared to Year Ended December 31, 2010

        Net income available to Validus for the year ended December 31, 2011 was $21.3 million compared to $402.6 million for the year ended December 31, 2010, a decrease of $381.2 million or 94.7%. The primary factors driving the decrease in net income were:

  •
  Decrease in underwriting income of $230.7 million due primarily to a $256.8 million increase in loss and loss expenses from increased severity of catastrophe events. This was partially offset by a $41.0 million increase in net premiums earned;

  •
  Decrease in net investment income of $21.8 million;

  •
  Unfavorable movement in net unrealized gains on investments of $65.9 million; and

  •
  Unfavorable movement in foreign exchange of $23.5 million.

        The change in net income available to Validus for the year ended December 31, 2011 of $381.2 million as compared to the year ended December 31, 2010 is described in the following table:

	Year Ended December 31, 2011 (Decrease) increase over the year ended December 31, 2010
(Dollars in thousands)	Validus Re	Talbot	Corporate and other reconciling items	Total
Notable losses—(increase) in net losses and loss expenses(a)	$(56,972)	$(50,718)	$—	$(107,690)
Less: Notable losses—(decrease) in net reinstatement premiums(a)	(12,125)	(5,680)	—	(17,805)
Other underwriting (loss) income	(110,306)	(1,056)	6,185	(105,177)

Underwriting (loss) income(b)	(179,403)	(57,454)	6,185	(230,672)
Net investment income	(17,476)	(3,907)	(424)	(21,807)
Other income	3,787	(3,907)	619	499
Finance expenses	(4,818)	2,913	2,958	1,053

	(197,910)	(62,355)	9,338	(250,927)
Taxes	157	2,079	66	2,302

	(197,753)	(60,276)	9,404	(248,625)
Net realized gains on investments	(1,968)	(1,998)	—	(3,966)
Net unrealized (losses) gains on investments	(61,315)	(4,628)	—	(65,943)
Foreign exchange gains (losses)	(18,802)	(4,279)	(394)	(23,475)
Transaction expenses	—	—	(17,433)	(17,433)

Net income (loss)	(279,838)	(71,181)	(8,423)	(359,442)

Net income attributable to noncontrolling interest	(21,793)	—	—	(21,793)

Net income (loss) available to Validus	$(301,631)	$(71,181)	$(8,423)	$(381,235)

(a)
Notable losses for the year ended December 31, 2011 include: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods, Hurricane Irene and the Thailand floods. Notable losses for the year ended December 31, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, two Political risk losses, Hurricane Karl, Queensland floods, a Political violence loss, a Satellite failure and a Financial institutions loss.

(b)
Non-GAAP Financial Measures. In presenting the Company's results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."

  Gross Premiums Written

          Gross premiums written for the year ended December 31, 2011 were $2,124.7 million compared to $1,990.6 million for the year ended December 31, 2010, an increase of $134.1 million or 6.7%. The property, marine and specialty lines increased by $62.2 million, $44.7 million and $27.2 million, respectively. Details of gross premiums written by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$1,099,303	51.7%	$1,037,061	52.1%	$750,741	46.3%
Marine	569,981	26.9%	525,307	26.4%	446,962	27.6%
Specialty	455,407	21.4%	428,198	21.5%	423,538	26.1%

Total	$2,124,691	100.0%	$1,990,566	100.0%	$1,621,241	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Validus Re.    Validus Re gross premiums written for the year ended December 31, 2011 were $1,190.2 million compared to $1,101.2 million for the year ended December 31, 2010, an increase of $89.0 million or 8.1%. Details of Validus Re gross premiums written by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$862,664	72.5%	$790,590	71.8%	$526,428	68.5%
Marine	232,401	19.5%	227,135	20.6%	152,853	19.9%
Specialty	95,155	8.0%	83,514	7.6%	88,803	11.6%

Total	$1,190,220	100.0%	$1,101,239	100.0%	$768,084	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        The increase in the Validus Re property lines of $72.1 million was due primarily to a $60.0 million increase in premiums written by AlphaCat Re 2011 and a $32.3 million increase in reinstatement premiums relating to the notable loss events for the year ended December 31, 2011. This was partially offset by a $29.9 million decrease in new and renewing premiums written on a proportional basis due primarily to several large contracts being withdrawn from the market. The increase in gross premiums written in the Validus Re marine lines of $5.3 million was due primarily to an increase in new and renewing business on a proportional basis, with two large contracts contributing $12.5 million in additional premiums. This was offset by an $8.5 million decrease in premium adjustments. The increase in gross premiums written in the Validus Re specialty lines of $11.6 million was due primarily to a $7.7 million increase in new and renewing business and a $6.8 million increase in premium adjustments.

        Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the year ended December 31, 2011 decreased by $12.1 million as compared to the year ended December 31, 2010. The decrease in premiums written was due to a decrease of $12.7 million and $0.8 million in the marine and specialty lines respectively, offset by an increase of

$1.4 million in the property lines. These reinsurance agreements with Talbot are eliminated upon consolidation.

        Talbot.    Talbot gross premiums written for the year ended December 31, 2011 were $1,014.1 million compared to $981.1 million for the year ended December 31, 2010, an increase of $33.0 million or 3.4%. The $1,014.1 million of gross premiums written translated at fourth quarter 2010 rates of exchange would have been $1,006.5 million for the year ended December 31, 2011, an effective decrease of $7.6 million or 0.8%. Details of Talbot gross premiums written by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$306,317	30.2%	$314,769	32.1%	$269,583	29.3%
Marine	341,821	33.7%	315,102	32.1%	307,385	33.4%
Specialty	365,984	36.1%	351,202	35.8%	342,938	37.3%

Total	$1,014,122	100.0%	$981,073	100.0%	$919,906	100.0%

        Talbot gross premiums written decreased across the property lines by $8.5 million and increased across the marine and specialty lines by $26.7 million and $14.8 million, respectively. The decrease in the property lines was due primarily to a $14.5 million decrease in premiums written in the onshore energy lines, partially offset by a $4.6 million increase in premiums written in the property treaty lines. The increase in the marine lines is due primarily to a $29.4 million increase in premiums written across the offshore energy, marine liability and hull lines, partially offset by a $3.0 million decrease in premiums written in the other treaty lines. The increase in the specialty lines is due primarily to a $28.7 million increase in premiums written in the war, political risk and violence lines. This was partially offset by a $5.6 million decrease in premiums written in the direct airline and financial institutions lines and an $8.8 million decrease in the bloodstock and livestock lines as this book of business ceased direct writing at the end of 2010.

Reinsurance Premiums Ceded

        Reinsurance premiums ceded for the year ended December 31, 2011 were $289.2 million compared to $229.5 million for the year ended December 31, 2010, an increase of $59.8 million, or 26.0%. Reinsurance premiums ceded on the property lines increased by $85.6 million and decreased by $5.9 million and $20.0 million, on the marine and specialty lines, respectively. Details of reinsurance premiums ceded by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)
Property	$208,968	72.2%	$123,383	53.7%	$149,979	64.4%
Marine	32,847	11.4%	38,701	16.9%	31,140	13.4%
Specialty	47,426	16.4%	67,398	29.4%	51,764	22.2%

Total	$289,241	100.0%	$229,482	100.0%	$232,883	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Validus Re.    Validus Re reinsurance premiums ceded for the year ended December 31, 2011 were $150.7 million compared to $63.1 million for the year ended December 31, 2010, an increase of $87.6 million, or 138.7%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)
Property	$136,369	90.5%	$45,536	72.2%	$80,475	84.3%
Marine	13,848	9.2%	17,643	27.9%	13,120	13.7%
Specialty	501	0.3%	(32)	(0.1)%	1,851	2.0%

Total	$150,718	100.0%	$63,147	100.0%	$95,446	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Reinsurance premiums ceded in the Validus Re property line increased by $90.8 million, this was due primarily to $45.4 million of proportional retrocessional coverage on the worldwide catastrophe portfolio purchased for the first time in 2011. In addition, increased U.S. retrocessional coverage of $28.6 million was purchased to ensure that the Company would be well positioned to take advantage of opportunities in a post loss environment. Furthermore it was necessary to reinstate retrocessional coverage for the international property book following the notable loss events in the year which lead to a $16.8 million increase in reinsurance premiums ceded. Reinsurance premiums ceded on the Validus Re marine lines decreased by $3.8 million primarily due to a $4.4 million decrease in ceded reinstatement premiums.

        Talbot.    Talbot reinsurance premiums ceded for the year ended December 31, 2011 were $218.2 million compared to $258.1 million for the year ended December 31, 2010, a decrease of $39.9 million or 15.5%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)
Property	$142,277	65.2%	$146,145	56.6%	$114,774	56.2%
Marine	23,240	10.7%	37,988	14.7%	31,296	15.3%
Specialty	52,657	24.1%	73,948	28.7%	58,116	28.5%

Total	$218,174	100.0%	$258,081	100.0%	$204,186	100.0%

        Reinsurance premiums ceded in the Talbot property lines decreased by $3.9 million for the year ended December 31, 2011. Reinsurance premiums ceded in the Talbot marine lines decreased by $14.7 million for the year ended December 31, 2011 primarily due to a $13.2 million decrease in surplus line marine treaty premiums ceded. Reinsurance premiums ceded in the Talbot specialty lines decreased by $21.3 million for the year ended December 31, 2011 due primarily to a $9.7 million decrease in premiums ceded in the aviation lines and a $5.8 million decrease in premiums ceded in the financial institutions lines due to a combination of lower reinstatement premiums and lower cost of reinsurance.

Net Premiums Written

        Net premiums written for the year ended December 31, 2011 were $1,835.5 million compared to $1,761.1 million for the year ended December 31, 2010, an increase of $74.4 million, or 4.2%. The ratios of net premiums written to gross premiums written for the year ended December 31, 2011 and 2010 were 86.4% and 88.5%, respectively. Details of net premiums written by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)
Property	$890,335	48.5%	$913,678	51.9%	$600,762	43.2%
Marine	537,134	29.3%	486,606	27.6%	415,822	30.0%
Specialty	407,981	22.2%	360,800	20.5%	371,774	26.8%

Total	$1,835,450	100.0%	$1,761,084	100.0%	$1,388,358	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Validus Re.    Validus Re net premiums written for the year ended December 31, 2011 were $1,039.5 million compared to $1,038.1 million for the year ended December 31, 2010, an increase of $1.4 million or 0.1%. Details of Validus Re net premiums written by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)
Property	$726,295	69.9%	$745,054	71.8%	$445,953	66.3%
Marine	218,553	21.0%	209,492	20.2%	139,733	20.8%
Specialty	94,654	9.1%	83,546	8.0%	86,952	12.9%

Total	$1,039,502	100.0%	$1,038,092	100.0%	$672,638	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 87.3% and 94.3% for the year ended December 31, 2011 and 2010, respectively. This reflects the increase in reinsurance premiums ceded as a result of the purchase of additional and replacement retrocessional coverage as described above.

        Talbot.    Talbot net premiums written for the year ended December 31, 2011 were $795.9 million compared to $723.0 million for the year ended December 31, 2010, an increase of $73.0 million or 10.1%. Details of Talbot net premiums written by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)
Property	$164,040	20.6%	$168,624	23.4%	$154,809	21.6%
Marine	318,581	40.0%	277,114	38.3%	276,089	38.6%
Specialty	313,327	39.4%	277,254	38.3%	284,822	39.8%

Total	$795,948	100.0%	$722,992	100.0%	$715,720	100.0%

        The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the year ended December 31, 2011 and 2010 were 78.5% and 73.7%, respectively reflecting the lower reinsurance premiums ceded.

Net Change in Unearned Premiums

        Net change in unearned premiums for the year ended December 31, 2011 was ($33.3) million compared to $0.0 million for the year ended December 31, 2010, a decrease of $33.3 million.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	Net Change in Unearned Premiums
Change in gross unearned premium	$(43,866)	$(12,079)	$2,258
Change in prepaid reinsurance premium	19,964	12,118	58,961
Deconsolidation of AlphaCat Re 2011	(9,405)	—	—

Net change in unearned premium	$(33,307)	$39	$61,219

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Validus Re.    Validus Re net change in unearned premiums for the year ended December 31, 2011 was ($7.6) million compared to $13.1 million for the year ended December 31, 2010, a decrease of $20.7 million, or 158.1%.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	Net Change in Unearned Premiums
Change in gross unearned premium	$(17,532)	$15,563	$112,349
Change in prepaid reinsurance premium	19,326	(2,455)	10,563
Deconsolidation of AlphaCat Re 2011	(9,405)	—	—

Net change in unearned premium	$(7,611)	$13,108	$122,912

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        The net change in unearned premiums has decreased compared to the prior year due to the earnings patterns of gross premiums written and reinsurance premiums ceded during the year ended December 31, 2011 compared to the year ended December 31, 2010. The change in prepaid reinsurance is reflective of the higher level of ceded reinsurance, due to additional retrocessional coverage being placed in the year ended December 31, 2011.

        Talbot.    The Talbot net change in unearned premiums for the year ended December 31, 2011 was ($25.7) million compared to ($13.1) million for the year ended December 31, 2010, a decrease of $12.6 million, or 96.6%.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	Net Change in Unearned Premiums
Change in gross unearned premium	$(26,334)	$(27,642)	$(110,091)
Change in prepaid reinsurance premium	638	14,573	48,398

Net change in unearned premium	$(25,696)	$(13,069)	$(61,693)

        Talbot net change in unearned premiums has decreased for the year ended December 31, 2011 due to the earnings patterns of gross premiums written and reinsurance premiums ceded during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Net Premiums Earned

        Net premiums earned for the year ended December 31, 2011 were $1,802.1 million compared to $1,761.1 million for the year ended December 31, 2010, an increase of $41.0 million or 2.3%. The increase in net premiums earned was driven by increased net premiums earned in the Talbot segment of $60.3 million, partially offset by a $19.3 million decrease in net premiums earned in the Validus Re segment. Details of net premiums earned by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)
Property	$891,448	49.5%	$923,370	52.4%	$712,662	49.2%
Marine	517,376	28.7%	445,426	25.3%	397,061	27.4%
Specialty	393,319	21.8%	392,327	22.3%	339,854	23.4%

Total	$1,802,143	100.0%	$1,761,123	100.0%	$1,449,577	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Validus Re.    Validus Re net premiums earned for the year ended December 31, 2011 were $1,031.9 million compared to $1,051.2 million for the year ended December 31, 2010, a decrease of $19.3 million or 1.8%. Details of Validus Re net premiums earned by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009(a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)
Property	$730,210	70.7%	$765,665	72.8%	$578,452	72.7%
Marine	211,344	20.5%	176,601	16.8%	123,273	15.5%
Specialty	90,337	8.8%	108,934	10.4%	93,825	11.8%

Total	$1,031,891	100.0%	$1,051,200	100.0%	$795,550	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

The decrease in Validus Re net premiums earned is generally consistent with the increase in ceded premiums for the year ended December 31, 2011.

        Talbot.    Talbot net premiums earned for the year ended December 31, 2011 were $770.3 million compared to $709.9 million for the year ended December 31, 2010, an increase of $60.3 million or 8.5%. Details of Talbot net premiums earned by line of business are provided below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)
Property	$161,238	21.0%	$157,705	22.2%	$134,210	20.5%
Marine	306,032	39.7%	268,825	37.9%	273,788	41.9%
Specialty	302,982	39.3%	283,393	39.9%	246,029	37.6%

Total	$770,252	100.0%	$709,923	100.0%	$654,027	100.0%

        The increase in Talbot net premiums earned is generally consistent with the increase in net premiums written for the year ended December 31, 2011.

Losses and Loss Expenses

        Losses and loss expenses for the year ended December 31, 2011 were $1,244.4 million compared to $987.6 million for the year ended December 31, 2010, an increase of $256.8 million or 26.0%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the year ended December 31, 2011 and 2010 were 69.1% and 56.1%, respectively. Details of loss ratios by line of business are provided below.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(a)
Property	87.1%	60.5%	15.9%
Marine	61.7%	50.3%	61.1%
Specialty	37.8%	52.2%	49.4%
All lines	69.1%	56.1%	36.1%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

	Year Ended December 31,
	2011	2010	2009
Property—current period—excluding items below	28.2%	21.7%	25.6%
Property—current period—notable losses	58.7%	45.7%	3.3%
Property—current period—reserve for potential development on notable loss events	8.2%	0.9%	0.0%
Property—change in prior accident years	(8.0)%	(7.8)%	(13.0)%

Property—loss ratio	87.1%	60.5%	15.9%
Marine—current period—excluding items below	48.4%	44.9%	60.0%
Marine—current period—notable losses	20.3%	15.5%	0.0%
Marine—current period—reserve for potential development on notable loss events	1.0%	5.6%	0.0%
Marine—change in prior accident years	(8.0)%	(15.7)%	1.1%

Marine—loss ratio	61.7%	50.3%	61.1%
Specialty—current period—excluding items below	47.3%	45.7%	50.9%
Specialty—current period—notable losses(a)	1.5%	10.1%	2.5%
Specialty—change in prior accident years(a)	(11.0)%	(3.6)%	(4.0)%

Specialty—loss ratio	37.8%	52.2%	49.4%
All lines—current period—excluding items below	38.3%	33.0%	40.9%
All lines—current period—notable losses(a)	35.2%	30.1%	2.2%
All lines—current period—reserve for potential development on notable loss events	4.3%	1.9%	0.0%
All lines—change in prior accident years(a)	(8.7)%	(8.9)%	(7.0)%

All lines—loss ratio	69.1%	56.1%	36.1%

(a)
The financial institution loss occurred in a prior period but developed over the notable loss threshold in the three months ended December 31, 2010. In 2010, this loss was included in the change in prior year development and excluded as a notable loss as presented above.

        Validus Re.    Validus Re losses and loss expenses for the year ended December 31, 2011 were $759.3 million compared to $601.6 million for the year ended December 31, 2010, an increase of $157.7 million or 26.2%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 73.6% and 57.2% for the year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, Validus Re incurred $827.9 million related to current year losses and $68.6 million of favorable loss development relating to prior accident years. For the year ended December 31, 2011, favorable loss development on prior accident years benefited the Validus Re loss ratio by 6.6 percentage points. For the year ended December 31, 2010, Validus Re incurred $672.2 million related to current year losses and $70.6 million of favorable loss development relating to prior accident years. For the year ended December 31, 2010, favorable loss development on prior accident years benefited the Validus Re loss ratio by 6.7 percentage points. For the year ended December 31, 2011, Validus Re incurred $474.8 million from notable loss events, which represented 46.0 percentage points of the Validus Re segment loss ratio, excluding reserve for potential development on notable loss events. For the year ended December 31, 2010, Validus Re incurred $427.8 million from notable loss events, which represented 40.7 percentage points of the Validus Re segment loss ratio. Validus Re segment loss ratios, excluding prior year development and notable loss events and reserve for potential development on notable loss events for the years ended December 31, 2011 and 2010 were 26.6% and 20.0%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Year Ended December 31,
	2011	2010	2009
Property—current period excluding items below	20.4%	16.4%	19.9%
Property—current period—notable losses	55.6%	45.8%	4.1%
Property—current period—reserve for potential development on notable loss events	10.0%	1.1%	0.0%
Property—change in prior accident years	(6.7)%	(6.5)%	(11.3)%

Property—loss ratio	79.3%	56.8%	12.7%
Marine—current period excluding items below	44.0%	36.5%	49.1%
Marine—current period—notable losses	32.7%	29.1%	0.0%
Marine—current period—reserve for potential development on notable loss events	2.4%	14.2%	0.0%
Marine—change in prior accident years	(4.8)%	(10.0)%	15.9%

Marine—loss ratio	74.3%	69.8%	65.0%
Specialty—current period excluding items below	36.3%	19.2%	41.0%
Specialty—current period—notable losses	0.0%	23.7%	2.2%
Specialty—change in prior accident years	(10.4)%	(2.9)%	(8.0)%

Specialty—loss ratio	25.9%	40.0%	35.2%
All lines—current period excluding items below	26.6%	20.0%	27.0%
All lines—current period—notable losses	46.0%	40.7%	3.2%
All lines—current period—reserve for potential development on notable loss events	7.6%	3.2%	0.0%
All lines—change in prior accident years	(6.6)%	(6.7)%	(6.7)%

All lines—loss ratio	73.6%	57.2%	23.5%

        For the year ended December 31, 2011, the Validus Re property line incurred $628.0 million related to current year losses and $49.0 million of favorable development relating to prior accident years. This favorable development was primarily due to a reduction in the loss estimates on large loss events and favorable development on attritional losses and various smaller loss events. For the year ended

December 31, 2010, the Validus Re property lines included $484.6 million related to current year losses and $49.8 million of favorable development relating to prior accident years. This favorable development was attributable to lower than expected claims development. For the year ended December 31, 2011, Validus Re property line incurred $405.6 million from notable loss events, which represented 55.6 percentage points of the Validus Re property line loss ratio, excluding the reserve for potential development on notable loss events. For the year ended December 31, 2010, Validus Re property line incurred $350.7 million from notable loss events, which represented 45.8 percentage points of the Validus Re property line loss ratio. Validus Re property line loss ratios, excluding prior year development, notable loss events and reserve for potential development on notable loss events, for the year ended December 31, 2011 and 2010 were 20.4% and 16.4%, respectively.

        For the year ended December 31, 2011, the Validus Re marine line incurred $167.2 million related to current year losses and $10.2 million of favorable development relating to prior accident years. This favorable development was due primarily to favorable development on large loss events and attritional losses and various smaller loss events. For the year ended December 31, 2010, the Validus Re marine lines included $140.8 million related to current year losses and $17.6 million of favorable development relating to prior accident years. For the year ended December 31, 2011, Validus Re marine line incurred $69.2 million from notable loss events, which represented 32.7 percentage points of the Validus Re marine line loss ratio, excluding reserve for potential development on notable loss events. For the year ended December 31, 2010, Validus Re marine line incurred $51.3 million from notable loss events, which represented 29.1 percentage points of the Validus Re marine loss ratio. Validus Re marine line loss ratios, excluding prior year development, notable loss events and reserve for potential development on notable loss events, for the year ended December 31, 2011 and 2010 were 44.0% and 36.5%, respectively.

        For the year ended December 31, 2011, the Validus Re specialty line incurred $32.7 million related to current year losses and $9.4 million of favorable development relating to prior accident years. This favorable development was attributable to favorable development on attritional losses partially offset by adverse development on large loss events. For the year ended December 31, 2010, the Validus Re specialty lines included $46.7 million related to current year losses and $3.2 million of favorable development relating to prior accident years. For the year ended December 31, 2011, Validus Re specialty line did not incur any notable loss events. For the year ended December 31, 2010, the Validus Re specialty line incurred $25.8 million from notable loss events, which represented 23.7 percentage points of the Validus Re specialty loss ratio. Validus Re specialty line loss ratios, excluding prior year development, notable loss events identified above and reserve for potential development on notable loss events, for the year ended December 31, 2011 and 2010 were 36.3% and 19.2%, respectively.

        Talbot.    Talbot losses and loss expenses for the year ended December 31, 2011 were $485.1 million compared to $386.0 million for the year ended December 31, 2010, an increase of $99.1 million, or 25.7%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 63.0% and 54.4% for the year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, Talbot incurred $572.6 million related to current year losses and $87.5 million of favorable loss development relating to prior accident years. For the year ended December 31, 2011, favorable loss development on prior accident years benefited the Talbot loss ratio by 11.4 percentage points. For the year ended December 31, 2010, Talbot incurred $472.0 million related to current year losses and $86.0 million of favorable loss development relating to prior accident years. For the year ended December 31, 2010, favorable loss development on prior accident years benefited the Talbot loss ratio by 12.1 percentage points. For the year ended December 31, 2011, Talbot incurred $159.1 million of notable losses, which represented 20.7 percentage points of the Talbot segment loss ratio. For the year ended December 31, 2010, Talbot incurred $108.4 million of notable losses, which represented 14.5 percentage points of the Talbot segment loss ratio. Talbot loss ratios, excluding prior year development and notable loss events for the year ended December 31, 2011 and 2010 were 53.7% and 52.0%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Year Ended December 31,
	2011	2010	2009
Property—current period excluding items below	63.6%	47.5%	49.8%
Property—current period—notable losses	72.8%	45.3%	0.2%
Property—change in prior accident years	(13.7)%	(14.2)%	(20.6)%

Property—loss ratio	122.7%	78.6%	29.4%
Marine—current period excluding items below	51.5%	50.5%	65.0%
Marine—current period—notable losses	11.7%	6.6%	0.0%
Marine—change in prior accident years	(10.2)%	(19.5)%	(5.6)%

Marine—loss ratio	53.0%	37.6%	59.4%
Specialty—current period excluding items below	50.6%	55.8%	54.8%
Specialty—current period—notable losses(a)	1.9%	4.9%	2.6%
Specialty—change in prior accident years(a)	(11.2)%	(3.9)%	(2.5)%

Specialty—loss ratio	41.3%	56.8%	54.9%
All lines—current period excluding items below	53.7%	52.0%	58.0%
All lines—current period—notable losses(a)	20.7%	14.5%	1.0%
All lines—change in prior accident years(a)	(11.4)%	(12.1)%	(7.5)%

All lines—loss ratio	63.0%	54.4%	51.5%

(a)
The financial institution loss occurred in a prior period but developed over the notable loss threshold in the three months ended December 31, 2010. In 2010, this loss was included in the change in prior year development and excluded as a notable loss as presented above.

        For the year ended December 31, 2011, the Talbot property line incurred $220.0 million related to current year losses and $22.2 million of favorable loss development relating to prior accident years. This favorable development was attributable to lower than expected development on large losses as well as favorable development on attritional losses. For the year ended December 31, 2010, the Talbot property line included $146.3 million related to current year losses and $22.5 million of favorable loss development relating to prior accident years. The prior year favorable development was primarily due to lower than expected claim development on the property facultative and binder accounts, together with favorable development on hurricanes Katrina and Ike. For the year ended December 31, 2011, the Talbot property line incurred $117.5 million from notable loss events, which represented 72.8 percentage points of the Talbot property line loss ratio. For the year ended December 31, 2010, the Talbot property line incurred $71.4 million from notable loss events, which represented 45.3 percentage points of the Talbot property line loss ratio. Talbot property line loss ratio, excluding prior year development and notable loss events, for the year ended December 31, 2011 and 2010 were 63.6% and 47.5%, respectively.

        For the year ended December 31, 2011, the Talbot marine line incurred $193.5 million related to current year losses and $31.4 million of favorable development relating to prior accident years. This favorable development was due primarily to favorable development on attritional losses. For the year ended December 31, 2010, the Talbot marine line included $153.4 million related to current year losses and $52.4 million of favorable development relating to prior accident years. The prior year favorable development was due to lower than expected attritional loss development across a number of lines, in particular on the hull and energy lines. For the year ended December 31, 2011, the Talbot marine line incurred $35.8 million from notable loss events, which represented 11.7 percentage points of the Talbot marine line loss ratio. For the year ended December 31, 2010, the Talbot marine line incurred $17.6 million from notable loss events, which represented 6.6 percentage points of the Talbot marine loss ratio. Talbot marine line loss ratios, excluding prior year development and notable loss events, for the year ended December 31, 2011 and 2010 were 51.5% and 50.5%, respectively.

        For the year ended December 31, 2011, the Talbot specialty line incurred $159.1 million relating to current year losses and $34.0 million due to favorable development on prior accident years. This favorable development was attributable to lower than expected development on large losses as well as favorable development on attritional losses. For the year ended December 31, 2010, the Talbot specialty line included $172.2 million relating to current year losses and $11.1 million due to favorable development on prior accident years. The prior year favorable development was primarily due to lower than expected claims across most of the specialty sub-classes, partially offset by one notable loss on the financial institutions lines. For the year ended December 31, 2011, Talbot incurred $5.8 million from notable loss events, which represented 1.9 percentage points of the Talbot specialty line loss ratio. For the year ended December 31, 2010, the Talbot specialty line incurred $19.3 million from notable loss events, which represented 4.9 percentage points of the Talbot loss ratio. Talbot specialty line loss ratios, excluding prior year development and the notable loss events, for the year ended December 31, 2011 and 2010 were 50.6% and 55.8%, respectively.

        At December 31, 2011 and 2010, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies.

	As at December 31, 2011
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$736,448	$575,556	$1,312,004
Marine	437,367	350,833	788,200
Specialty	240,627	290,312	530,939

Total	$1,414,442	$1,216,701	$2,631,143

	As at December 31, 2011
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$601,385	$522,730	$1,124,115
Marine	375,364	326,218	701,582
Specialty	190,506	242,455	432,961

Total	$1,167,255	$1,091,403	$2,258,658

        The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2011.

	Year Ended December 31, 2011
(Dollars in thousands)	Validus Re	Talbot	Eliminations	Total
Gross reserves at period beginning	$998,165	$1,191,548	$(153,740)	$2,035,973
Losses recoverable	(80,219)	(356,655)	153,740	(283,134)

Net reserves at period beginning	917,946	834,893	—	1,752,839
Incurred losses- current year	827,915	572,605	—	1,400,520
Change in prior accident years	(68,610)	(87,509)	—	(156,119)

Incurred losses	759,305	485,096	—	1,244,401

Foreign exchange	5,723	(1,279)	—	4,444
Paid losses	(417,634)	(325,392)	—	(743,026)

Net reserves at period end	1,265,340	993,318	—	2,258,658
Losses recoverable	95,509	384,243	(107,267)	372,485

Gross reserves at period end	$1,360,849	$1,377,561	$(107,267)	$2,631,143

        The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the year ended December 31, 2011, favorable loss reserve development on prior accident years totaled $156.1 million of which $68.6 million related to the Validus Re segment and $87.5 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 8.7 percentage points for the year ended December 31, 2011. For the year ended December 31, 2010, favorable loss reserve development on prior accident years totaled $156.6 million of which $70.6 million related to the Validus Re segment and $86.0 million related to the Talbot segment. This favorable loss reserve development benefited the Company's loss ratio by 8.9 percentage points.

        During the three months ended December 31, 2011, the Company recorded losses of $54.1 million for the Thailand floods. During the year ended December 31, 2011, in addition to the loss events for the three months ended December 31, 2011, the Company recorded losses of $216.7 million for the Tohoku earthquake, $61.6 million for the Gryphon Alpha mooring failure, $78.9 million for the Christchurch earthquake, $35.9 million for the Brisbane floods, $10.8 million for the CNRL Horizon explosion, $62.4 million for the Cat 46 tornado, $40.7 million for the Cat 48 tornado, $14.9 million for the Jupiter 1 platform failure, $25.4 million for the Danish flood, and $32.5 million for Hurricane Irene. For the year ended December 31, 2011, the Company incurred $633.9 million of notable losses, which represented 35.2 percentage points of the loss ratio, excluding reserve for potential development on notable loss events, as described below. Including the impact of $44.7 million in reinstatement premiums, the effect of these events on net income was a decrease of $589.2 million.

        Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation of recent notable loss events. The Company's actual ultimate net loss may vary materially from estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events.

        As at December 31, 2010, the reserve for potential development on 2010 notable loss events was $33.4 million. During the year ended December 31, 2011, $14.8 million was allocated to the Deepwater Horizon loss. During the first quarter of 2011, the Company incurred $50.0 million for a reserve for potential development on 2011 notable loss events. During the second quarter of 2011, $20.1 million and $20.2 million were allocated to the Tohoku earthquake and Christchurch earthquake, respectively. During the third quarter of 2011, $9.7 million was allocated to the Tohoku earthquake. During the fourth quarter of 2011, the Company incurred $78.0 million for a reserve for potential development of 2011 notable loss events. As at December 31, 2011 the reserve for potential development on 2010 and 2011 notable loss events was $96.6 million.

        In the first quarter of 2010, the Company incurred $19.2 million for a reserve for potential development on 2010 notable loss events, which in the second quarter of 2010 was allocated to development on the Chilean Earthquake. In the second quarter of 2010, the Company made a provision for losses and loss expenses of $20.0 million in the reserve for potential development on 2010 notable loss events. In the third quarter of 2010, the reserve was increased by an additional provision of $30.0 million. In the fourth quarter of 2010 $16.6 million of the reserve was allocated to the New Zealand earthquake. As at December 31, 2010, the reserve for potential development on 2010 notable loss events was $33.4 million.

Policy Acquisition Costs

        Policy acquisition costs for the year ended December 31, 2011 were $314.2 million compared to $292.9 million for the year ended December 31, 2010, an increase of $21.3 million or 7.3%. Policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 2011 and 2010 were 17.4% and 16.6%, respectively. Details of policy acquisition costs by line of business are provided below.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009(a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio
Property	$112,261	35.8%	12.6%	$119,894	40.9%	13.0%	$104,912	39.9%	14.7%
Marine	113,845	36.2%	22.0%	92,271	31.5%	20.7%	86,295	32.8%	21.7%
Specialty	88,078	28.0%	22.4%	80,734	27.6%	20.6%	71,759	27.3%	21.1%

Total	$314,184	100.0%	17.4%	$292,899	100.0%	16.6%	$262,966	100.0%	18.1%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Validus Re.    Validus Re policy acquisition costs for the year ended December 31, 2011 were $160.1 million compared to $160.6 million for the year ended December 31, 2010, a decrease of $0.5 million or 0.3%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009(a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio
Property	$101,445	63.4%	13.9%	$112,550	70.1%	14.7%	$88,589	69.5%	15.3%
Marine	44,431	27.7%	21.0%	33,691	21.0%	19.1%	25,311	19.9%	20.5%
Specialty	14,258	8.9%	15.8%	14,358	8.9%	13.2%	13,533	10.6%	14.4%

Total	$160,134	100.0%	15.5%	$160,599	100.0%	15.3%	$127,433	100.0%	16.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs. Validus Re policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2011 and 2010 were 15.5% and 15.3%, respectively. The Validus Re policy acquisition ratio has remained relatively stable for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in the specialty policy acquisition ratio of 2.6 percentage points was due primarily to the combined effect of reduced reinstatement premium impact and earned premium adjustments.

        Talbot.    Talbot policy acquisition costs for the year ended December 31, 2011 were $157.3 million compared to $143.8 million for the year ended December 31, 2010, an increase of $13.6 million or 9.4%. Details of Talbot policy acquisition costs by line of business are provided below.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio
Property	$13,814	8.7%	8.6%	$18,628	12.9%	11.8%	$20,722	14.8%	15.4%
Marine	69,624	44.3%	22.8%	58,614	40.8%	21.8%	60,984	43.6%	22.3%
Specialty	73,896	47.0%	24.4%	66,527	46.3%	23.5%	58,226	41.6%	23.7%

Total	$157,334	100.0%	20.4%	$143,769	100.0%	20.3%	$139,932	100.0%	21.4%

        The Talbot policy acquisition cost ratio on the property line for the year ended December 31, 2011 has been impacted by a reduction in acquisition costs associated with the change in segmentation of the New York operations from the Corporate segment to the Talbot segment. Talbot policy acquisition costs as a percent of net premiums earned were 20.4% and 20.3%, respectively, for the year ended December 31, 2011 and 2010.

General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2011 were $197.5 million compared to $209.3 million for the year ended December 31, 2010, a decrease of $11.8 million or 5.6%. The decrease was primarily due to a decrease in Corporate expenses of $16.0 million, partially offset by increased expenses of $0.7 million in the Validus Re segment and a $3.4 million increase in the Talbot segment.

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009(a)
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)
Validus Re	$46,353	23.5%	$45,617	21.8%	$65,710	35.4%
Talbot	117,482	59.5%	114,043	54.5%	96,352	51.9%
Corporate & Eliminations	33,662	17.0%	49,630	23.7%	23,506	12.7%

Total	$197,497	100.0%	$209,290	100.0%	$185,568	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        General and administrative expenses of $197.5 million in the year ended December 31, 2011 represents 11.0 percentage points of the expense ratio. General and administrative expenses of

$209.3 million in the year ended December 31, 2010 represented 11.9 percentage points of the expense ratio. Share compensation expenses are discussed in the following section.

        Validus Re.    Validus Re general and administrative expenses for the year ended December 31, 2011 were $46.4 million compared to $45.6 million for the year ended December 31, 2010, an increase of $0.7 million or 1.6%. General and administrative expenses have increased primarily due to an increase in office costs offset by a decrease in performance bonus expense. Validus Re's general and administrative expenses as a percent of net premiums earned for the years ended December 31, 2011 and 2010 were 4.5% and 4.3%, respectively.

        Talbot.    Talbot general and administrative expenses for the year ended December 31, 2011 were $117.5 million compared to $114.0 million for the year ended December 31, 2010, an increase of $3.4 million or 3.0%. To better align the Company's operating and reporting structure with its current strategy, there was an internal reallocation of $6.0 million relating to the New York operations from the Corporate segment to the Talbot segment. Other contributing factors to the increase in general and administrative expenses are an increase in staff costs related to an increase in head count offset by a decrease in performance bonus expense. Talbot's general and administrative expenses as a percent of net premiums earned for the years ended December 31, 2011 and 2010 were 15.3% and 16.1%, respectively.

        Corporate & Eliminations.    Corporate general and administrative expenses for the year ended December 31, 2011 were $33.7 million compared to $49.6 million for the year ended December 31, 2010, a decrease of $16.0 million or 32.2%. To better align the Company's operating and reporting structure with its current strategy, there was an internal reallocation of $6.0 million relating to the New York operations from the Corporate segment to the Talbot segment. There was also an allocation of corporate expenses of $3.6 million to the operating segments relating to group-wide costs. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

        Share compensation expenses for the year ended December 31, 2011 were $34.3 million compared to $28.9 million for the year ended December 31, 2010, an increase of $5.4 million or 18.6%. This expense is non-cash and has no net effect on total shareholders' equity, as it is balanced by an increase in additional paid-in capital.

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009(a)
(Dollars in thousands)	Share Compensation Expense	Share Compensation Expense Expenses (%)	Share Compensation Expense	Share Compensation Expense Expenses (%)	Share Compensation Expense	Share Compensation Expense Expenses (%)
Validus Re	$9,309	27.2%	$7,181	24.9%	$7,576	28.0%
Talbot	8,582	25.0%	6,923	23.9%	7,171	26.5%
Corporate & Eliminations	16,405	47.8%	14,807	51.2%	12,290	45.5%

Total	$34,296	100.0%	$28,911	100.0%	$27,037	100.0%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Share compensation expenses of $34.3 million in the year ended December 31, 2011 represents 1.9 percentage points of the general and administrative expense ratio.

        Validus Re.    Validus Re share compensation expenses for the year ended December 31, 2011 were $9.3 million compared to $7.2 million for the year ended December 31, 2010, an increase of $2.1 million or 29.6%. Share compensation expenses as a percent of net premiums earned for the year ended December 31, 2011 and 2010 were 0.9% and 0.7%, respectively.

        Talbot.    Talbot share compensation expenses for the year ended December 31, 2011 were $8.6 million compared to $6.9 million for the year ended December 31, 2010 an increase of $1.7 million or 24.0%. Share compensation expenses as a percent of net premiums earned for the year ended December 31, 2011 and 2010 were 1.1% and 1.0%, respectively.

        Corporate & Eliminations.    Corporate share compensation expenses for the year ended December 31, 2011 were $16.4 million compared to $14.8 million for the year ended December 31, 2010, an increase of $1.6 million or 10.8%.

Selected Ratios

        The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(a)
Consolidated
Losses and loss expenses ratio	69.1%	56.1%	36.1%
Policy acquisition costs ratio	17.4%	16.6%	18.1%
General and administrative expenses ratio(b)	12.9%	13.5%	14.7%

Expense ratio	30.3%	30.1%	32.8%

Combined ratio	99.4%	86.2%	68.9%

Validus Re
Losses and loss expenses ratio	73.6%	57.2%	23.5%
Policy acquisition costs ratio	15.5%	15.3%	16.0%
General and administrative expenses ratio(b)	5.4%	5.0%	9.2%

Expense ratio	20.9%	20.3%	25.2%

Combined ratio	94.5%	77.5%	48.7%

Talbot
Losses and loss expenses ratio	63.0%	54.4%	51.5%
Policy acquisition costs ratio	20.4%	20.3%	21.4%
General and administrative expenses ratio(b)	16.4%	17.0%	15.8%

Expense ratio	36.8%	37.3%	37.2%

Combined ratio	99.8%	91.7%	88.7%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)
Includes general and administrative expenses and share compensation expenses.

        General and administrative expense ratios for the year ended December 31, 2011 and 2010 were 12.9% and 13.5%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009(a)
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$197,497	11.0%	$209,290	11.9%	$185,568	12.8%
Share compensation expenses	34,296	1.9%	28,911	1.6%	27,037	1.9%

Total	$231,793	12.9%	$238,201	13.5%	$212,605	14.7%

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

Underwriting Income

        Underwriting income for the year ended December 31, 2011 was $11.8 million compared to $242.4 million for the year ended December 31, 2010, a decrease of $230.7 million or 95.1%.

(Dollars in thousands)	Year ended December 31, 2011	% of Sub- total	Year ended December 31, 2010	% of Sub- total	Year ended December 31, 2009(a)	% of Sub- total
Validus Re	$56,790	97.0%	$236,193	80.0%	$408,127	84.7%
Talbot	1,758	3.0%	59,212	20.0%	73,519	15.3%

Sub total	58,548	100.0%	295,405	100.0%	481,646	100.0%

Corporate & Eliminations	(46,783)		(52,968)		(31,397)

Total	$11,765		$242,437		$450,249

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income, other income, finance expenses, gain on bargain purchase, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and transaction expenses,.

(Dollars in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(a)
Underwriting income	$11,765	$242,437	$450,249
Net investment income	112,296	134,103	118,773
Other income	5,718	5,219	4,634
Finance expenses	(54,817)	(55,870)	(44,130)
Gain on bargain purchase, net of expenses	—	—	287,099
Realized gain on repurchase of debentures	—	—	4,444
Net realized gains (losses) on investments	28,532	32,498	(11,543)
Net unrealized (losses) gains on investments	(19,991)	45,952	84,796
Foreign exchange (losses) gains	(22,124)	1,351	(674)
Transaction expenses	(17,433)	—	—
Tax (expense) benefit	(824)	(3,126)	3,759

Net income	$43,122	$402,564	$897,407

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Underwriting income indicates the performance of the Company's core underwriting function, excluding revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company's core insurance and reinsurance business. Underwriting profitability is influenced significantly by earned premium growth, adequacy of the Company's pricing and loss frequency and severity. Underwriting profitability over time is also influenced by the Company's underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses. The Company believes that underwriting income provides investors with a valuable measure of profitability derived from underwriting activities.

        The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of underwriting income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its underwriting business and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company's results of operations in a manner similar to how management analyzes the Company's underlying business performance. The Company uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining total annual incentive compensation.

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

Net Investment Income

        Net investment income for the year ended December 31, 2011 was $112.3 million compared to $134.1 million for the year ended December 31, 2010, a decrease of $21.8 million or 16.3%. Net investment income decreased due to a decrease in interest rates during 2011. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the years ended December 31, 2011, 2010 and 2009 are as presented below.

(Dollars in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(a)
Fixed maturities and short-term investments	$111,983	$132,669	$117,631
Cash and cash equivalents	7,285	8,180	3,374
Securities lending income	58	200	772

Total gross investment income	119,326	141,049	121,777
Investment expenses	(7,030)	(6,946)	(3,004)

Net investment income	$112,296	$134,103	$118,773

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        Annualized effective investment yield is based on the weighted average investments held calculated on a simple period average and excludes net unrealized gains (losses), realized gains (losses) on investments, foreign exchange gains (losses) on investments and the foreign exchange effect of insurance balances. The Company's annualized effective investment yield was 1.87% and 2.29% for the years ended December 31, 2011 and 2010, respectively and the average duration at December 31, 2011 was 1.63 years (December 31, 2010—2.27 years).

Other Income

        Other income for the year ended December 31, 2011 was $5.7 million compared to $5.2 million for the year ended December 31, 2010, an increase of $0.5 million or 9.6%.

Finance Expenses

        Finance expenses for the year ended December 31, 2011 were $54.8 million compared to $55.9 million for the year ended December 31, 2010, a decrease of $1.1 million or 1.9%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Year Ended December 31, 2011
(Dollars in thousands)	2011	2010	2009(a)
2006 Junior Subordinated Deferrable Debentures	$9,768	$14,354	14,354
2007 Junior Subordinated Deferrable Debentures	12,115	12,114	12,732
2010 Senior Notes due 2040	22,388	20,770	—
Credit facilities	6,710	5,492	2,319
AlphaCat Re 2011 preferred dividend(b)	3,609	—	—
Talbot FAL Facility	227	333	542
Talbot third party FAL facility	—	2,807	14,183

Finance expenses	$54,817	$55,870	44,130

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

(b)
Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

        The decrease in finance expenses on the 2006 Junior Subordinated Deferrable Debentures was due primarily to the basis of repayment changing from a fixed interest rate of 9.069% per annum through June 15, 2011 to a floating rate of three month LIBOR plus 355 basis points reset quarterly, resulting in lower interest payments.

Tax (Expense)

        Tax expense for the year ended December 31, 2011 was ($0.8) million compared to ($3.1) million for the year ended December 31, 2010, a change of $2.3 million or 73.6%. For the year ended December 31, 2011, the Talbot tax expense decreased primarily due to the decrease in profit commission earned and underwriting profit, offset by a reduction in the accrual of performance bonus for the year ended December 31, 2011.

Net Realized Gains on Investments

        Net realized gains on investments for the year ended December 31, 2011 were $28.5 million compared to gains of $32.5 million for the year ended December 31, 2010, a decrease of $4.0 million or 12.2%.

Net Unrealized (Losses) Gains on Investments

        Net unrealized losses on investments for the year ended December 31, 2011 were ($20.0) million compared to gains of $46.0 million for the year ended December 31, 2010, an unfavorable movement of $65.9 million or 143.5%. The net unrealized losses for the year ended December 31, 2011 were primarily a result of losses experienced in the corporate bond and bank loan portfolios.

        Net unrealized (losses) gains on investments are recorded as a component of net income. The Company has adopted all authoritative guidance on U.S. GAAP fair value measurements in effect as of the balance sheet date. Consistent with these standards, certain market conditions allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable. Certain non-Agency RMBS securities were previously identified as trading in inactive markets. During the three months ended September 30, 2010, management, with assistance from external investment advisors, determined that market activity had increased substantially for the identified non-Agency RMBS securities. Further details are provided in the Investments section below.

Foreign Exchange (Losses) Gains

        Foreign exchange losses for the year ended December 31, 2011 were ($22.1) million compared to gains of $1.4 million for the year ended December 31, 2010, an unfavorable movement of $23.5 million or 1737.6%. The Euro to U.S. dollar exchange rates were 1.33 and 1.30 at December 31, 2010 and December 31, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.55 and 1.55 at December 31, 2010 and December 31, 2011, respectively. During the year ended December 31, 2011, the Euro depreciated by 2.3%. For the year ended December 31, 2011, Validus Re recognized foreign exchange losses of ($20.0) million and Talbot recognized foreign exchange losses of ($2.2) million.

        For the year ended December 31, 2011, the Validus Re segment foreign exchange losses were ($20.0) million compared to losses of ($1.2) million for the year ended December 31, 2010, an unfavorable movement of ($18.8) million or 1586.7%. The unfavorable movement in Validus Re foreign exchange losses was due primarily to a $5.3 million loss incurred as a result of the Company having liabilities in both New Zealand dollars and Japanese Yen during a period when both of these currencies strengthened against the U.S. dollar and a $5.3 million loss on a forward exchange contract to hedge currency movements in Chilean peso.

        For the year ended December 31, 2011, the Talbot segment foreign exchange losses were ($2.2) million compared to gains of $2.1 million for the year ended December 31, 2010, an unfavorable movement of $4.3 million or 204.6%. The foreign exchange loss was due primarily to $2.2 million of losses incurred as a result of the revaluation of assets held in Euros and other currencies. Certain premiums receivable and liabilities for losses incurred in currencies other than the U.S. dollar are exposed to the risk of changes in value resulting from fluctuations in foreign exchange rates and may affect financial results in the future.

        At December 31, 2011, Talbot's balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $94.0 million and $19.2 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $66.4 million and $8.4m, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. During the three months ended December 31, 2011, this translation process resulted in foreign exchange gains that will reverse in future periods as net unearned premiums and deferred acquisition costs are earned together with (losses) arising from the reversal of losses incurred in previous periods. Additional foreign exchange (losses) gains may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest for the year ended December 31, 2011 was $21.8 million compared to $0.0 million for the year ended December 31, 2010, an increase of $21.8 million or 100.0%. The net income attributable to noncontrolling interest relates to the AlphaCat Re 2011 operations.

Transaction Expenses

        During the year ended December 31, 2011, the Company incurred $17.4 million in transaction expenses related to its proposed acquisition of Transatlantic. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

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

        The items above were partially offset by the following factor:

  •
  Increase in net investment income and net realized gains on investments of $15.3 million and $44.0 million, respectively.

        The change in net income for the year ended December 31, 2010 of $494.8 million is described in the following table:

	Year Ended December 31, 2010 (Decrease) increase over the Year Ended December 31, 2009(a)
(Dollars in thousands)	Validus Re	Talbot	Corporate and other reconciling items	Total
Notable losses—(increase) decrease in net losses and loss expenses(b)	$(402,320)	$(101,631)	$—	$(503,951)
Less: Notable losses—increase (decrease) net reinstatement premiums(b)	28,722	(9,037)	—	19,685
Other underwriting income (loss)	201,664	96,361	(21,571)	276,454

Underwriting income(c)	(171,934)	(14,307)	(21,571)	(207,812)
Net investment income	18,995	(827)	(2,838)	15,330
Other income	(938)	7,577	(6,054)	585
Finance expenses	(3,697)	11,585	(19,628)	(11,740)

	(157,574)	4,028	(50,091)	(203,637)
Taxes	(12)	(6,652)	(221)	(6,885)

	(157,586)	(2,624)	(50,312)	(210,522)
Gain on bargain purchase, net of expenses	—	—	(287,099)	(287,099)
Realized gain on repurchase of debentures	—	—	(4,444)	(4,444)
Net realized gains on investments	29,065	14,976	—	44,041
Net unrealized (losses) gains on investments	(29,933)	(8,911)	—	(38,844)
Foreign exchange gains (losses)	221	1,415	389	2,025

Net income	$(158,233)	$4,856	$(341,466)	$(494,843)

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition. No pre-acquisition results of operations for IPC are presented in the analysis above.

(b)
Notable losses for the year ended December 31, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, two Political risk losses, Hurricane Karl, Queensland floods, a Political violence loss, a Satellite failure and a Financial institutions loss. Excludes reserve for potential development on 2010 notable loss events. Notable losses for the year ended December 31, 2009 include: Windstorm Klaus, a Commercial flight loss and the Dublin floods.

(c)
Non-GAAP Financial Measures. In presenting the Company's results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."

Other Non-GAAP Financial Measures

        In presenting the Company's results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled "Financial Measures." A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled "Underwriting Income." A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the year ended December 31, 2011 and 2010 in the section above entitled "Results of Operations." Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-US$ denominated balances are unrelated to our underlying business.

        The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at December 31, 2011 and December 31, 2010.

	As at December 31, 2011
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity	$3,448,425	99,471,080		$34.67

Diluted book value per common share
Total shareholders' equity	3,448,425	99,471,080
Assumed exercise of outstanding warrants	121,445	6,916,678	$17.56
Assumed exercise of outstanding stock options	45,530	2,263,012	$20.12
Unvested restricted shares	—	3,340,728

Diluted book value per common share	$3,615,400	111,991,498		$32.28

	As at December 31, 2010
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity	$3,504,831	98,001,226		$35.76

Diluted book value per common share
Total shareholders' equity	3,504,831	98,001,226
Assumed exercise of outstanding warrants	139,272	7,934,860	$17.55
Assumed exercise of outstanding stock options	54,997	2,723,684	$20.19
Unvested restricted shares	—	3,496,096

Diluted book value per common share	$3,699,100	112,155,866		$32.98

Financial Condition and Liquidity

        Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, "Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" for further discussion of the Company's dividend policy. We believe the dividend/distribution capacity of the Company's subsidiaries will provide the Company with sufficient liquidity for the foreseeable future.

        Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company's investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the year ended December 31, 2011, 2010 and 2009 is described in the following table.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009(a)
Net cash provided by operating activities	$545,140	$630,001	$555,116
Net cash (used in) provided by investing activities	(392,834)	378,426	(442,633)
Net cash provided by (used in) financing activities	68,681	(774,842)	(187,067)
Effect of foreign currency rate changes on cash and cash equivalents	(8,883)	(430)	12,321

Net increase (decrease) in cash	$212,104	$233,155	$(62,263)

(a)
The results of operations for IPC are consolidated only from the September 2009 date of acquisition.

        During the year ended December 31, 2011, net cash provided by operating activities of $545.1 million was driven primarily by a significant portion of the 2011 incurred losses which have yet to be paid. Net cash used in investing activities of $392.8 million was driven primarily by a net purchase of investments of

$703.7 million and $67.8 million of cash redeemed in deconsolidation of AlphaCat Re 2011, partially offset by $353.0 million in proceeds on maturities of investments. Net cash provided by financing activities of $68.7 million was driven primarily by the net cash received for the third party investment in non-controlling interest of $192.1 million, partially offset by $107.7 million of quarterly dividends.

        During the year ended December 31, 2010, net cash provided by operating activities of $630.0 million was driven primarily by increased levels of underwriting net premiums written arising from the impact of the IPC Acquisition in late 2009. A significant portion of the 2010 incurred losses had yet to be paid as of December 31, 2010, which resulted in cash provided from operating activities for the period being higher than net income for the period. Net cash provided by investing activities of $378.4 million was driven primarily by the net sales of short term securities of $208.3 million and a decrease in securities lending collateral of $67.0 million. The decrease in securities lending collateral was due to the winding down of the securities lending program beginning in the third quarter of 2010. Net cash used in financing activities of $774.8 million was driven primarily by the purchase of $856.9 million of common shares under the Company's share repurchase program and the payment of $105.7 million in quarterly dividends, partially offset by the issuance $246.8 million of 8.875% Senior Notes due 2040.

        We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the "Capital Resources" section below for further information on our anticipated obligations.

        As at December 31, 2011, the Company's portfolio was composed of fixed income investments, short-term and other investments amounting to $5,191.1 million or 86.2% of total cash and investments. Please refer to Note 7 (c) to the Consolidated Financial Statements (Part II, Item 8) for further details of investments pledged as collateral. Details of the Company's debt and financing arrangements at December 31, 2011 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/ Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	333,179
Talbot FAL facility	December 31, 2015	25,000
IPC Bi-Lateral Facility	December 31, 2012	57,146

Total		$955,125

Capital Resources

        Shareholders' equity at December 31, 2011 was $3,448.4 million.

        On February 9, 2012, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on March 30, 2012 to holders of record on March 15, 2012. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.

        On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a special purpose "sidecar" reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011's outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

        On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors. As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is therefore treated as an equity method investment as at December 31, 2011. The portion of AlphaCat Re 2011's earnings attributable to third party investors for the year ended December 31, 2011 is recorded in the Consolidated Statements of Operations and Comprehensive Income as net income attributable to noncontrolling interest.

        On August 5, 2011, the Company filed a shelf registration statement on Form S-3 (No. 333-176116) with the U.S Securities Exchange Committee in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. In addition, the shelf registration statement will provide for secondary sales of common shares sold by the Company's shareholders. The registration statement is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company's capital needs.

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

        The Company expects the purchases under its share repurchase program to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company's capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

        The Company repurchased 35.0 million shares at a cost of $947.2 million under the share repurchase programs for the period November 4, 2009 through February 15, 2012.

Contractual Obligations and Commitments

        The Company's contractual obligations and commitments as at December 31, 2011 are set out below:

	Payment Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Reserve for losses and loss expenses(a)	$2,631,143	$1,316,866	$872,805	$336,035	105,437
2010 Senior Notes due 2040—principal(b)	250,000	—	—	—	250,000
2010 Senior Notes due 2040—interest(b)	n/a	22,188	44,375	44,375	22,188 p.a.
2006 Junior Subordinated Deferrable Debentures—principal(c)	150,000	—	—	—	150,000
2006 Junior Subordinated Deferrable Debentures—interest(c)	n/a	6,144	12,289	12,289	6,144 p.a.
2007 Junior Subordinated Deferrable Debentures—principal(d)	200,000				200,000
2007 Junior Subordinated Deferrable Debentures—interest(d)	n/a	11,561	13,985	1,398	6, 992 pa
Operating lease obligations	68,969	4,874	14,138	12,922	37,035
Aquiline Financial Services Fund II L.P.(e)	46,744	46,744	—	—	—

(a)
The reserve for losses and loss expenses represents an estimate, including actuarial and statistical projections at a given point in time of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred. As a result, it is likely that the ultimate liability will differ from such estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the short time in which the Company has operated, thereby providing limited claims loss emergence patterns specifically for the Company. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability will exceed or be less than the revised estimates. The actual payment of the reserve for losses and loss expenses will differ from estimated payouts.

(b)
The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company's option in whole or any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the notes prospectus supplement. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption.

(c)
The 2006 Junior Subordinated Deferrable Debentures mature on mature on June 15, 2036, are redeemable at the Company's option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest is payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. We have estimated the interest due in 2012 and future years using the December 31, 2011 LIBOR rate.

(d)
The 2007 Junior Subordinated Deferrable Debentures mature on mature on June 15, 2037, are redeemable at the Company's option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly We have estimated the interest due subsequent to June 15, 2012 and future years using the December 31, 2011 LIBOR rate.

(e)
Please refer to Note 19 (f) to the Consolidated Financial Statements (Part II, Item 8) for further details describing the Aquiline commitment. While the commitment expires on July 2, 2015, it does not have a defined contractual commitment date and therefore it is included in the less than one year category.

        The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis:

(Dollars in thousands)	Capital at December 31, 2011
Validus Reinsurance, Ltd. (consolidated), excluding Validus Re Americas, Ltd.	$3,277,570
Validus Re Americas, Ltd. (formerly IPCRe, Ltd)	130,912

Total Validus Reinsurance, Ltd. (consolidated)	3,408,482
Talbot Holdings, Ltd	688,572
Other subsidiaries, net	4,335
Other, net	(116,182)

Total consolidated capitalization	3,985,207
Senior notes payable	(246,982)
Debentures payable	(289,800)

Total shareholders' equity	$3,448,425

Ratings

        The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of February 17, 2012:

	A.M. Best(a)	S&P(b)	Moody's(c)	Fitch(d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB	Baa2	BBB+
Senior debt	bbb	BBB	Baa2	BBB
Subordinated debt	bbb-	BBB-	Baa3	BB+
Preferred stock	bb+	BB+	Ba1	—
Outlook on ratings	Stable	Stable	Stable	Positive
Validus Reinsurance, Ltd.
Financial strength rating	A	A-	A3	A-
Issuer credit rating	a	—	—	—
Outlook on ratings	Stable	Stable	Stable	Positive
Validus Re Americas, Ltd. (formerly IPCRe, Ltd.)
Financial strength rating	A-	—	—	—
Issuer credit rating	a-	—	—	—
Outlook on rating	Stable	—	—	—
Validus Re Europe Ltd.
Financial strength rating	A-	—	—	—
Issuer credit rating	a-	—	—	—
Outlook on rating	Stable	—	—	—
Talbot
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	A+

(a)
The A.M. Best ratings were most recently upgraded on February 6, 2012

(b)
The S&P ratings were upgraded to the levels noted above on August 24, 2010

(c)
All Moody's ratings were most recently affirmed on December 29, 2011

(d)
All Fitch ratings were most recently affirmed on November 7, 2011

Recent accounting pronouncements

        Please refer to Note 4 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

        The following table details the Company's borrowings and credit facilities as at December 31, 2011.

(Dollars in thousands)	Commitments(a)	Outstanding
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$340,000 syndicated unsecured letter of credit facility	340,000	—
$60,000 bilateral unsecured letter of credit facility	60,000	—
$500,000 secured letter of credit facility	500,000	333,179
Talbot FAL Facility(b)	25,000	25,000
IPC Bi-Lateral Facility	80,000	57,146

Total	$1,605,000	$955,125

(a)
Indicates utilization of commitment amount, not drawn borrowings.

(b)
Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on syndicate 1183's business plan, rating environment, reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd's ("FAL"), comprises: cash, investments and undrawn letters of credit provided by various banks.

        Please refer to Note 17 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of the Company's debt and financing arrangements.

Regulation

        Validus Re, Validus Re Americas, Ltd., AlphaCat Re 2011, Ltd. and Talbot Insurance (Bermuda) Ltd. ("TIBL") (the "Bermuda registered companies") are registered under the Insurance Act 1978 of Bermuda ("the Act"). Under the Act, the Bermuda registered companies are required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires the Bermuda registered companies to meet minimum solvency and liquidity requirements. For the year ended December 31, 2011, the Bermuda registered companies satisfied these requirements. Please refer to Note 23 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of statutory and regulatory requirements.

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

        Talbot's underwriting activities are regulated by the Financial Services Authority ("FSA"). The FSA has substantial powers of intervention in relation to the Lloyd's managing agents which it regulates including the power to remove their authorization to manage Lloyd's syndicates. In addition, Talbot's managing agent operates under the Lloyd's "franchise." Lloyd's approves annually Syndicate 1183's business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd's may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds at Lloyd's).

        The UK government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The U.K. government intends to create a new

Financial Policy Committee (FPC) within the Bank, which will look at the wider economic and financial risks to the stability of the system.

        In addition, the FSA will cease to exist in its current form, and the U.K. government will create two new focused financial regulators:

  •
  A new Financial Conduct Authority (FCA) will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.

        The Financial Services Bill was introduced to Parliament on January 26, 2012. Subject to the parliamentary timetable the U.K. government's aim is for the bill to gain Royal Assent by the end of 2012, and for the new system to be operational in early 2013.

        Lloyd's is keeping abreast of these developments and lobbying on behalf of the Market when necessary. It is likely that Lloyd's itself and managing agency businesses will come under the day-to-day supervision of the PRA in due course although Talbot will also have to interact with the FCA.

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

Investments

        A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in a significant amount of losses on short notice. Accordingly, the Company's investment portfolio is structured to provide significant liquidity and preserve capital, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and mortgage-backed and asset-backed securities.

        Substantially all of the fixed maturity investments held at December 31, 2011 were publicly traded. At December 31, 2011, the average duration of the Company's fixed maturity portfolio was 1.63 years (December 31, 2010: 2.27 years) and the average rating of the portfolio was AA- (December 31, 2010: AA+). At December 31, 2011, the total fixed maturity portfolio was $4,894.1 million (December 31, 2010: $4,823.9 million), of which $882.9 million (December 31, 2010: $2,946.5 million) were rated AAA.

        On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPC's investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. The redemption amounted to $89.4 million and the Company has received full proceeds. As of December 31, 2011, the Company held a fund of hedge fund side pocket of $5.6 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable.

        With the exception of the bank loan portfolio, the Company's investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody's or Standard & Poor's rating for each investment security and, as a result, the Company's investment portfolio now has $24.7 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at December 31, 2011 were $3.4 million of Non-U.S.

Government and Government Agency bonds, $30.0 million of catastrophe bonds, $448.9 million of bank loans and $2.4 million of corporate bonds.

        Cash and cash equivalents and investments held by Talbot of $1,686.6 million at December 31, 2011 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489.2 million). Total cash and cash equivalents and investments in Talbot were $1,743.0 million at December 31, 2011 (December 31, 2010: $1,592.1 million).

        As of December 31, 2011, the Company had approximately $1.0 million of asset-backed securities with sub-prime collateral (December 31, 2010: $1.6 million) and $4.4 million of Alt-A RMBS (December 31, 2010: $9.9 million).

  Goodwill and Intangible Assets

        The Company has performed an impairment analysis of its carried goodwill and indefinite lived intangible assets as required by U.S. GAAP. The impairment analysis of goodwill was performed in line with Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-08") which was released in September 2011. The assessment included a qualitative analysis in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Reporting units are consistent with the segmental basis. Based on this analysis, management has concluded that an impairment valuation is not required against the carried goodwill.

        The impairment analysis for intangibles was performed which included an evaluation of the fair value of Talbot relative to its book value on the following basis:

  1)
  Gross premium written for 2010 and 2011;

  2)
  Internal demand for and valuation of syndicate capacity, and utilization of Lloyd's licenses; and

  3)
  External demand for syndicate capacity.

        Based on this analysis, management has concluded that an impairment valuation is not required against the carried indefinite lived intangible assets.

Cash Flows

        During the year ended December 31, 2011 and 2010, the Company generated net cash from operating activities of $545.1 million and $630.0 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

        As of December 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of $832.8 million and $620.7 million, respectively.

        The Company has written certain (re)insurance business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company's unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company's borrowings and credit facilities as at December 31, 2011, presented above.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 ("PSLRA") provides a "safe harbor" for forward-looking statements. Any prospectus, prospectus supplement, the Company's Annual Report to shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular. Statements that include the words "expect", "intend", "plan", "believe", "project", "anticipate", "will", "may", and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statement.

        We believe that these factors include, but are not limited to, the following:

  •
  unpredictability and severity of catastrophic events;

  •
  our ability to obtain and maintain ratings, which may affect by our ability to raise additional equity or debt financings, as well as other factors described herein;

  •
  adequacy of the Company's risk management and loss limitation methods;

  •
  cyclicality of demand and pricing in the insurance and reinsurance markets;

  •
  the Company's ability to implement its business strategy during "soft" as well as "hard" markets;

  •
  adequacy of the Company's loss reserves;

  •
  continued availability of capital and financing;

  •
  the Company's ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

  •
  acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

  •
  competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

  •
  potential loss of business from one or more major insurance or reinsurance brokers;

  •
  the Company's ability to implement, successfully and on a timely basis, complex infrastructure, distribution capabilities, systems, procedures and internal controls, and to develop accurate actuarial data to support the business and regulatory and reporting requirements;

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

  •
  the effect on the Company's investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

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

  •
  statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

  •
  the other factors set forth herein under Part I Item 1A "Risk Factors" and under Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2011, as well as the risk and other factors set forth in the Company's other filings with the SEC, as well as management's response to any of the aforementioned factors.

        In addition, other general factors could affect our results, including: (a) developments in the world's financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, including, without limitation, any such changes resulting from the recent investigations relating to the insurance industry and any attendant litigation; and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.

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

ITEM 7A.    Quantitative And Qualitative Disclosures About Market Risk

        We are principally exposed to five types of market risk:

  •
  interest rate risk;

  •
  foreign currency risk;

  •
  credit risk;

  •
  liquidity risk; and

  •
  inflation risk.

        Interest Rate Risk:    The Company's fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of the Company's fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of the Company's fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities the Company assumes.

        As at December 31, 2011, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $84.0 million. As at December 31, 2011, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.7% or approximately $34.8 million.

        As at December 31, 2010, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 2.3%, or approximately $118.7 million. As at December 31, 2010, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.0% or approximately $103.8 million.

        As at December 31, 2011, the Company held $829.5 million (December 31, 2010: $644.4 million), or 16.9% (December 31, 2010: 13.4%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

        Foreign Currency Risk:    Certain of the Company's reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of December 31, 2011, $797.0 million, or 10.5% of our total assets and $890.5 million, or 21.4% of our total liabilities were held in foreign currencies. As of December 31, 2011, $88.8 million, or 2.1% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of December 31, 2010, $545.2 million, or 7.7% of our total assets and $638.3 million, or 18.0% of our total liabilities were held in foreign currencies. As of December 31, 2010, $87.0 million, or 2.4% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Item 8, Note 9 "Derivative Instruments Used in Hedging Activities", of the Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

        Credit Risk:    We are exposed to credit risk from the possibility that counterparties may default on their obligations to us. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverable from reinsurers. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio the Company's investment guidelines require that investments be rated BBB- or higher at the time of purchase. Where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At December 31, 2011, 1.2% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.0% of total investments, other than with respect to government securities.

        The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2011, 99.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2010 97.4% rated A-) or from reinsurers posting full collateral.

        Liquidity risk:    Certain of the Company's investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 8.3% (December 31, 2010: 1.9%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2011, the Company had $1,382.9 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company's debt and financing arrangements at December 31, 2011 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/ Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$340,000 syndicated unsecured letter of credit facility	March 12, 2013	—
$60,000 bilateral unsecured letter of credit facility	March 12, 2013	—
$500,000 secured letter of credit facility	March 12, 2012	333,179
Talbot FAL facility	December 31, 2015	25,000
IPC Bi-Lateral Facility	December 31, 2012	57,146

Total		$955,125

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.

        The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the "Framework"). Based on its assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective based on the Framework criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report included in this filing.

Changes in Internal Control Over Financial Reporting

        There have been no changes in internal control over financial reporting identified in connection with the Company's evaluation required pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain of the information required by this item relating to the executive officers of the Company may be found starting at page 49. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 11.    Executive Compensation

        This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

        The following table displays certain information regarding our equity compensation plan at December 31, 2011:

(Dollars in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity compensation plans
2005 Amended and Restated Long-Term Incentive Plan	5,279,700	$20.12	$4,109,215
Director Stock Compensation Plan	4,850	—	52,293

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

  a)
  Financial Statements and Financial Statement Schedules are included as pages F-1 to F-77.

  b)
  The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

EXHIBITS

Exhibit Number	Description of Document
3.1	Memorandum of Association dated October 10, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)
3.2	Amended and Restated Bye-laws (Incorporated by reference from S-1 SEC File No. 333-139989)
4.1	Specimen Common Share Certificate (Incorporated by reference from S-1 SEC File No. 333-139989)
4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)
4.3	Form of Warrant (Incorporated by reference from S-1 SEC File No. 333-139989)
4.4	Form of Amendment to Warrants dated as of December 21, 2007 (Incorporated by reference from 8-K filed with the SEC on December 1, 2007)
4.5	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)
4.6	Form of 9.069% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.5 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)
4.7	First Supplemental Indenture to the 9.069% Junior Subordinated Deferrable Debentures Indenture dated as of September 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)
4.8	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by reference from S-1 SEC File No. 333-139989)
4.9	Form 8.480% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.8 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)
4.10
Senior Note Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on January 26, 2010)
4.11
8.875% Senior Notes Supplemental Indenture, by and between Validus Holdings, Ltd. and The Bank of New York Mellon, dated January 26, 2010 (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on January 26, 2010)
4.12	Form of 8.875% Senior Note (Included in Exhibit 4.10 hereto) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2010)
4.13	Shareholders' Agreement dated as of December 12, 2005 among Validus Holdings, Ltd. and the Shareholders Named Therein (Incorporated by reference from S-1 SEC File No. 333-139989)
10.1
Repurchase Agreement, entered into as of November 4, 2010, by and between Validus Holdings, Ltd. and the Aquiline Capital Partners LLC entities listed on Schedule A thereto (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 5, 2010)

Exhibit Number	Description of Document
10.2	Repurchase Agreement, entered into as of November 4, 2010, by and between Validus Holdings, Ltd. and the New Mountain Capital, LLC entities listed on Schedule A thereto (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 5, 2010)
10.3
Repurchase Agreement, entered into as of November 4, 2010, by and between Validus Holdings, Ltd. and the Vestar Capital Partners entities listed on Schedule A thereto (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 5, 2010)
10.4	Five-Year Secured Letter of Credit Facility Agreement (Incorporated by reference from S-1 SEC File No. 333-139989)
10.5	Three-Year Unsecured Letter of Credit Facility Agreement (Incorporated by reference from S-1 SEC File No. 333-139989)
10.6
First Amendment to each of the Three-Year Unsecured Letter of Credit Facility Agreement and the Five-Year Secured Letter of Credit Facility Agreement (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on October 26, 2007)
10.7
Second Amendment, dated as of July 24, 2009, to each of the Three-Year Unsecured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, and the Five-Year Secured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 23, 2009)
10.8
Third Amendment, dated as of March 12, 2010, to the Five-Year Secured Letter of Credit Facility Agreement dated as of March 12, 2007, as amended by the First Amendment dated October 25, 2007 and the Second Amendment dated as of July 24, 2009, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 17, 2010)
10.9
Fourth Amendment, dated as of August 2, 2011, to the Five-Year Secured Letter of Credit Facility Agreement, dated as of March 12, 2007, among Validus Holdings, Ltd., agent Validus Reinsurance, Ltd., the other designated subsidiary account parties from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing agent, and Deutsche Bank AG, New York Branch, as syndication (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on August 3, 2011)
10.10	Talbot $100 Million Standby Letter of Credit Facility dated as of November 28, 2007 (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on December 4, 2007)
10.11
Amendment No. 1, dated as of July 23, 2009, to the Talbot $100 million Standby Letter of Credit Facility dated as of November 28, 2007, among Talbot Holdings Ltd., Validus Holdings, Ltd., the Lenders party thereto and Lloyds TSB Bank plc, as Agent (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on July 23, 2009)

Exhibit Number	Description of Document
10.12	Amendment and Restatement Agreement dated as of November 19, 2009 relating to the Talbot $100 million Standby Letter of Credit Facility dated as of November 28, 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 20, 2009)
10.13
Amendment and Restatement Agreement dated as of November 18, 2011 relating to the Talbot $25 million Standby Letter of Credit Facility dated as of November 28, 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.14
Amendment Letter dated as of November 23, 2011 relating to a $25 million Standby Letter of Credit Facility dated as of November 28, 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger, as amended and restated on November 18, 2011(Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 29, 2011)
10.15
Three-Year Unsecured Letter of Credit Facility, dated as of March 12, 2010, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent for the Lenders and Deutsche Bank Securities Inc, as syndication agent (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 17, 2010)
10.16
First Amendment, dated as of August 2, 2011, to the Three-Year Unsecured Letter of Credit Facility Agreement, dated as of March 12, 2010, among Validus Holdings, Ltd., Validus Reinsurance, Ltd., the other designated subsidiary account parties from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Deutsche Bank Securities Inc., as syndication agent (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on August 3, 2011)
10.17
Three-Year Unsecured Bi-Lateral Revolving Credit Facility, dated as of March 12, 2010, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor and Lloyds TSB Bank plc (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 17, 2010)
10.18
First Amendment, dated as of August 2, 2011, to the Three-Year Unsecured Bi-Lateral Revolving Credit Facility Agreement, dated as of March 12, 2010, among Talbot Holdings Ltd., Validus Holdings, Ltd., the lenders from time to time party hereto and Lloyds TSB Bank Plc, as administrative agent (Incorporated by reference from the Company's Current Report of Form 8-K filed with the SEC on August 8, 2011)
10.19	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

Exhibit Number	Description of Document
10.19.1	Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.20
Retirement and Advisory Agreement dated as of October 20, 2010 between Validus Holdings, Ltd. and George P. Reeth (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on October 22, 2010)
10.21
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino dated as of February 17, 2011 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)
10.22	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by reference from S-1 SEC File No. 333-139989)
10.22.1
Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)
10.23
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Conan M. Ward dated as of March 17, 2010 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 7, 2010)
10.24	Employment Agreement between Validus Holdings, Ltd. and Jerome Dill (Incorporated by reference from S-1 SEC File No. 333-139989)
10.25
Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Jonathan P. Ritz. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010)
10.25.1
Amendment No. 1 to Employment Agreement between Validus Holdings, Ltd. and Jonathan P. Ritz dated as of October 1, 2010 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)
10.26
Service Agreement between Talbot Underwriting Services, Ltd. and Charles Neville Rupert Atkin (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)
10.27
Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)
10.27.1
Amendment No. 1 to Service Agreement between Talbot Underwriting Services, Ltd. and Michael Edward Arscott Carpenter (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 13, 2008)

Exhibit Number	Description of Document
10.28	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Andrew Gibbs dated as of November 10, 2009 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)
10.29
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of April 1, 2011 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)
10.30
Employment Agreement between Validus Holdings, Ltd. and Andrew Kudera dated as of February 2, 2010 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)
10.31	Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by reference from S-1 SEC File No. 333-139989)
10.32	Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by reference from S-1 SEC File No. 333-139989)
10.33	Discretionary Advisory Agreement with Goldman Sachs Asset Management (Incorporated by reference from S-1 SEC File No. 333-139989)
10.34	Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by reference from S-1 SEC File No. 333-139989)
10.35
Form of Amended Post-IPO Restricted Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)
10.36	Form of Pre-IPO Restricted Share Agreement for Executive Officers (Incorporated by reference from S-1 SEC File No. 333-139989)
10.37
Form of Restricted Share Agreement at Talbot Acquisition Date for Messrs. Atkin and Carpenter (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)
10.38
Form of Amended Restricted Share Agreement for Talbot Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)
10.39	Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)
10.40	Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)
10.41	Form of Stock Option Agreement for Executive Officers prior to 2008 (Incorporated by reference from S-1 SEC File No. 333-139989)
10.42
Form of Stock Option Agreement for Executive Officers commencing in 2008 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

Exhibit Number		Description of Document
10.43		Form of Performance Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)
10.44
Form of Performance Share Award Agreement for Talbot Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)
10.45		Nonqualified Supplemental Deferred Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)
10.46		Validus Holdings, Ltd. Director Stock Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)
10.46.1
Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009)
10.47		Share Sale Agreement between Validus Holdings, Ltd. and the Shareholders of Talbot Holdings Ltd. (Incorporated by reference from S-1 SEC File No. 333-139989)
10.48		Agreement to Provide Information between Validus Holdings, Ltd. and Talbot Holdings Ltd. (Incorporated by reference from S-1 SEC File No. 333-139989)
10.49	*	Assignment and Assumption Agreement dated as of December 20, 2011, by and among Aquiline Capital Partners LLC, Validus Reinsurance, Ltd. and Aquiline Capital Partners II GP (Offshore) Ltd.
21	*	Subsidiaries of the Registrant
23	*	Consent of PricewaterhouseCoopers
24		Power of attorney (Incorporated by Reference from signature page)
31	*	Rule 13a-14(a)/15d-14(a) Certifications
32	*	Section 1350 Certification
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hamilton, Bermuda, on February 17, 2012.

Validus Holdings, Ltd.
By:	/s/ EDWARD J. NOONAN
	Name:	Edward J. Noonan
	Title:	Chief Executive Officer
By:	/s/ JOSEPH E. (JEFF) CONSOLINO
	Name:	Joseph E. (Jeff) Consolino
	Title:	President and Chief Financial Officer

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

Signature	Title	Date

/s/ EDWARD J. NOONAN Name: Edward J. Noonan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 17, 2012
/s/ JOSEPH E. (JEFF) CONSOLINO Name: Joseph E. (Jeff) Consolino	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2012
/s/ MICHAEL CARPENTER Name: Michael Carpenter	Director	February 17, 2012
/s/ MATTHEW J. GRAYSON Name: Matthew J. Grayson	Director	February 17, 2012
/s/ JEFFREY W. GREENBERG Name: Jeffrey W. Greenberg	Director	February 17, 2012
/s/ JOHN J. HENDRICKSON Name: John J. Hendrickson	Director	February 17, 2012
/s/ JEAN-MARIE NESSI Name: Jean-Marie Nessi	Director	February 17, 2012
/s/ MANDAKINI PURI Name: Mandakini Puri	Director	February 17, 2012
/s/ ALOK SINGH Name: Alok Singh	Director	February 17, 2012
/s/ CHRISTOPHER E. WATSON Name: Christopher E. Watson	Director	February 17, 2012

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
February 17, 2012

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

Validus Holdings, Ltd.

Consolidated Balance Sheets

As at December 31, 2011 and 2010

(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2011	December 31, 2010
Assets
Fixed maturities, at fair value (amortized cost: 2011—$4,859,705; 2010—$4,772,037)	$4,894,145	$4,823,867
Short-term investments, at fair value (amortized cost: 2011—$280,299; 2010—$273,444)	280,191	273,514
Other investments, at fair value (amortized cost: 2011—$15,002; 2010—$18,392)	16,787	21,478
Cash and cash equivalents	832,844	620,740

Total investments and cash	6,023,967	5,739,599
Investment in non-consolidated affiliate	53,031	—
Premiums receivable	646,354	568,761
Deferred acquisition costs	121,505	123,897
Prepaid reinsurance premiums	91,381	71,417
Securities lending collateral	7,736	22,328
Loss reserves recoverable	372,485	283,134
Paid losses recoverable	90,495	27,996
Income taxes recoverable	—	1,142
Intangible assets	114,731	118,893
Goodwill	20,393	20,393
Accrued investment income	25,906	33,726
Other assets	50,487	49,592

Total assets	$7,618,471	$7,060,878

Liabilities
Reserve for losses and loss expenses	$2,631,143	$2,035,973
Unearned premiums	772,382	728,516
Reinsurance balances payable	119,899	63,667
Securities lending payable	8,462	23,093
Deferred income taxes	16,720	24,908
Net payable for investments purchased	1,256	43,896
Accounts payable and accrued expenses	83,402	99,320
Senior notes payable	246,982	246,874
Debentures payable	289,800	289,800

Total liabilities	4,170,046	3,556,047

Commitments and contingent liabilities
Shareholders' equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2011—134,503,065; 2010—132,838,111; Outstanding: 2011—99,471,080; 2010—98,001,226)	23,538	23,247
Treasury shares (2011—35,031,985; 2010—34,836,885)	(6,131)	(6,096)
Additional paid-in-capital	1,893,890	1,860,960
Accumulated other comprehensive (loss)	(6,601)	(5,455)
Retained earnings	1,543,729	1,632,175

Total shareholders' equity	3,448,425	3,504,831

Total liabilities and shareholders' equity	$7,618,471	$7,060,878

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2011	December 31, 2010	December 31, 2009
Revenues
Gross premiums written	$2,124,691	$1,990,566	$1,621,241
Reinsurance premiums ceded	(289,241)	(229,482)	(232,883)

Net premiums written	1,835,450	1,761,084	1,388,358
Change in unearned premiums	(33,307)	39	61,219

Net premiums earned	1,802,143	1,761,123	1,449,577
Gain on bargain purchase, net of expenses	—	—	287,099
Net investment income	112,296	134,103	118,773
Realized gain on repurchase of debentures	—	—	4,444
Net realized gains (losses) on investments	28,532	32,498	(11,543)
Net unrealized (losses) gains on investments	(19,991)	45,952	84,796
Other income	5,718	5,219	4,634
Foreign exchange (losses) gains	(22,124)	1,351	(674)

Total revenues	1,906,574	1,980,246	1,937,106

Expenses
Losses and loss expenses	1,244,401	987,586	523,757
Policy acquisition costs	314,184	292,899	262,966
General and administrative expenses	197,497	209,290	185,568
Share compensation expenses	34,296	28,911	27,037
Finance expenses	54,817	55,870	44,130
Transaction expenses	17,433	—	—

Total expenses	1,862,628	1,574,556	1,043,458

Net income before taxes	43,946	405,690	893,648
Tax (expense) benefit	(824)	(3,126)	3,759

Net income	$43,122	$402,564	$897,407
Net income attributable to noncontrolling interest	(21,793)	—	—

Net income available to Validus	$21,329	$402,564	$897,407

Comprehensive income
Foreign currency translation adjustments	(1,146)	(604)	3,007

Comprehensive income available to Validus	$20,183	$401,960	$900,414

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	98,607,439	116,018,364	93,697,194
Diluted	100,928,284	120,630,945	97,168,409
Basic earnings per share available to common shareholders	$0.14	$3.41	$9.51

Diluted earnings per share available to common shareholders	$0.14	$3.34	$9.24

Cash dividends declared per share	$1.00	$0.88	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2011	December 31, 2010	December 31, 2009
Common shares
Balance—Beginning of period	$23,247	$23,033	$13,235
Common shares issued, net	291	214	9,798

Balance—End of period	$23,538	$23,247	$23,033

Treasury shares
Balance—Beginning of period	$(6,096)	$(553)	$—
Repurchase of common shares	(35)	(5,543)	(553)

Balance—End of period	$(6,131)	$(6,096)	$(553)

Additional paid-in capital
Balance—Beginning of period	$1,860,960	$2,675,680	$1,412,635
Common shares issued, net	4,594	7,752	1,314,188
Repurchase of common shares	(5,960)	(851,383)	(83,611)
Share compensation expenses	34,296	28,911	32,468

Balance—End of period	$1,893,890	$1,860,960	$2,675,680

Accumulated other comprehensive (loss)
Balance—Beginning of period	$(5,455)	$(4,851)	$(7,858)
Foreign currency translation adjustments	(1,146)	(604)	3,007

Balance—End of period	$(6,601)	$(5,455)	$(4,851)

Retained earnings
Balance—Beginning of period	$1,632,175	$1,337,811	$520,722
Dividends	(109,775)	(108,200)	(80,318)
Net income	43,122	402,564	897,407
Net income attributable to noncontrolling interest	(21,793)	—	—

Balance—End of period	$1,543,729	$1,632,175	$1,337,811

Total shareholders' equity	$3,448,425	$3,504,831	$4,031,120

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows provided by (used in) operating activities
Net income	$43,122	$402,564	$897,407
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	34,296	28,911	32,468
Realized gain on repurchase of debentures	—	—	(4,444)
Gain on bargain purchase	—	—	(352,349)
Amortization of discount on senior notes	108	81	—
Net realized (gains) losses on investments	(28,532)	(32,498)	11,543
Net unrealized losses (gains) on investments	19,991	(45,952)	(84,796)
Amortization of intangible assets	4,162	4,162	25,833
Foreign exchange losses (gains) on cash and cash equivalents included in net income	9,659	(1,451)	(9,579)
Amortization of premium on fixed maturities	31,150	32,175	16,277
Change in:
Premiums receivable	(77,634)	(19,011)	37,163
Deferred acquisition costs	2,392	(11,568)	17,914
Prepaid reinsurance premiums	(19,964)	1,747	(47,070)
Loss reserves recoverable	(89,232)	(102,268)	32,922
Paid losses recoverable	(62,566)	(13,244)	(13,424)
Income taxes recoverable	1,216	994	(546)
Accrued investment income	7,750	4,351	5,176
Other assets	(574)	(13,198)	(3,622)
Reserve for losses and loss expenses	596,325	419,350	(10,238)
Unearned premiums	43,866	4,412	(20,846)
Reinsurance balances payable	56,041	(659)	28,733
Deferred income taxes	(8,146)	277	3,089
Accounts payable and accrued expenses	(18,290)	(29,174)	(6,495)

Net cash provided by operating activities	545,140	630,001	555,116

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	4,058,495	5,349,053	3,481,772
Proceeds on maturities of investments	353,006	349,851	568,030
Purchases of fixed maturities	(4,551,070)	(5,612,979)	(4,421,787)
(Purchases) sales of short-term investments, net	(215,055)	208,278	200,253
Sales of other investments	3,967	17,210	90,395
Decrease in securities lending collateral	14,631	67,013	15,582
Purchase of subsidiary, net of cash acquired	—	—	(376,878)
Proceeds on sale of AlphaCat Re 2011	11,000	—	—
Cash (redeemed) in deconsolidation of AlphaCat Re 2011	(67,808)	—	—

Net cash (used in) provided by investing activities	(392,834)	378,426	(442,633)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	—	246,793	—
Repurchase of debentures	—	—	(10,056)
Issuance of common shares, net	4,885	7,966	1,250
Purchases of common shares under share repurchase program	(5,995)	(856,926)	(84,164)
Dividends paid	(107,691)	(105,662)	(78,515)
Decrease in securities lending payable	(14,631)	(67,013)	(15,582)
Third party investment in noncontrolling interest	192,113	—	—

Net cash provided by (used in) financing activities	68,681	(774,842)	(187,067)

Effect of foreign currency rate changes on cash and cash equivalents	(8,883)	(430)	12,321
Net increase (decrease) in cash	212,104	233,155	(62,263)
Cash and cash equivalents—beginning of period	620,740	387,585	449,848

Cash and cash equivalents—end of period	$832,844	$620,740	$387,585

Taxes (recovered) paid during the period	$(4,632)	$2,379	$1,673

Interest paid during the period	$43,777	$36,552	$26,575

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share and per share information)

1. Nature of the business

        Validus Holdings, Ltd. (the "Company") was incorporated under the laws of Bermuda on October 19, 2005. The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. ("Validus Re") and Talbot Holdings Ltd. ("Talbot"). Validus Re is registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations ("The Act"). On July 2, 2007, the Company acquired all of the outstanding shares of Talbot from a group of institutional and other investors, and Talbot employees, management, former employees and trusts on behalf of certain employees and their families. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd's insurance market through Syndicate 1183. The Company, through its subsidiaries, provides reinsurance coverage in the Property, Marine and Specialty lines markets, effective January 1, 2006, and insurance coverage in the same markets effective July 2, 2007.

        On July 30, 2007, the Company completed its initial public offering ("IPO"), selling 15,244,888 common shares at a price of $22.00 per share. The net proceeds to the Company from the IPO were approximately $310,731, after deducting the underwriters' discount and fees. On August 27, 2007, the Company issued an additional 453,933 common shares at a price of $22.00 per share pursuant to the underwriters' option to purchase additional common shares; the net proceeds to the Company were approximately $9,349 and total IPO proceeds inclusive of the underwriters' option to purchase additional common shares were $320,080.

        On September 4, 2009, pursuant to an Amalgamation Agreement, the Company acquired all of IPC Holdings, Ltd. ("IPC") outstanding common shares in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share (the "IPC Acquisition"). IPC's operations were focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The acquisition of IPC was undertaken to gain a strategic advantage in the then current reinsurance market and increase the Company's capital base.

        On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. ("AlphaCat Re 2011"), a special purpose "sidecar" reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011's outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

        On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors. As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at December 31, 2011. The portion of AlphaCat Re 2011's earnings attributable to third party investors for the year ended December 31, 2011 is recorded in the Consolidated Statements of Operations and Comprehensive Income as net income attributable to noncontrolling interest. Refer to Note 8 "Investment in AlphaCat Re 2011, Ltd.".

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

2. Basis of preparation and consolidation

        These consolidated financial statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together, the "Company") and have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

        In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company's consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. The term "ASC" used in these notes refers to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board ("FASB").

3. Significant accounting policies

        The following is a summary of significant accounting policies adopted by the Company.

(a)   Premiums

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

(b)   Policy acquisition costs

        Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition costs are shown net of commissions earned on reinsurance ceded. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums and anticipated claims expenses. The realizable value of the Company's deferred acquisition costs is determined without consideration of

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies (Continued)

investment income. Policy acquisition costs also include profit commission. Profit commissions are recognized when earned.

(c)   Reserve for losses and loss expenses

        The reserve for losses and loss expenses includes reserves for unpaid reported losses and for losses incurred but not reported ("IBNR"). The reserve for unpaid reported losses and loss expenses is established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

(d)   Reinsurance

        In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a "losses occurring during" basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a "risks attaching during" policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the gross premiums earned to which the risk attaching policy relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded and expensed at the time a loss event occurs. Reinsurance recoverables are based on contracts in force. The method for determining the reinsurance recoverable on unpaid loss and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company's ability to cede unpaid losses and loss expenses under its reinsurance treaties. The use of different assumptions could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of the Company's reinsurers was to deteriorate due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company's provision. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

(e)   Investments

        Fair value is defined as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. The guidance for "Fair Value Measurement and Disclosure" provides a framework

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies (Continued)

for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The guidance further expands disclosures about such fair value measurements. The guidance applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

        Short-term investments comprise investments with a remaining maturity of less than one year at time of purchase and money market funds held at the Company's investment managers.

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

(f)    Derivative instruments

        The Company uses derivative instruments in the form of foreign currency forward exchange contracts to manage foreign currency risk. A foreign currency forward exchange contract involves an obligation to purchase or sell a specified amount of a specified currency at a future date at a price set at the time of the contract. Foreign currency forward exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow the Company to establish a rate of exchange for a future point in time. The foreign currency forward exchange contracts are recorded as derivatives at fair value as either assets or liabilities, depending on their rights or obligations, with changes in fair value recorded as a net foreign exchange gain or loss in the Company's statement of operations.

        To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The documentation process includes linking derivatives to specific assets or liabilities on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company assesses the effectiveness of its designated hedges on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective.

        The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative is de-designated as a hedging instrument; or the derivative expires or is sold, terminated or

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies (Continued)

exercised. To the extent that the Company discontinues hedge accounting, because, based on management's assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in current period net income through foreign exchange gains (losses).

(g)   Cash and cash equivalents

        The Company considers time deposits and money market funds with an original maturity of 30 days or less as equivalent to cash.

(h)   Foreign exchange

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

        Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of translation differences between functional and reporting currencies in foreign operations, net of applicable deferred income taxes, are included in "accumulated other comprehensive income (loss)."

(i)    Stock plans

        The Company accounts for its stock plans in accordance with the U.S. GAAP fair value recognition provisions for "Stock Compensation." Accordingly, the Company recognizes the compensation expense for stock option grants, restricted share grants and performance share awards based on the fair value of the award on the date of grant over the requisite service period.

(j)    Warrants

        The Company has accounted for certain warrant contracts issued to our sponsoring investors in conjunction with the capitalization of the Company, and which may be settled by the Company using either the physical settlement or net-share settlement methods, in accordance with U.S. GAAP guidance for "Derivatives and Hedging, Contracts in Entity's Own Equity." Accordingly, the fair value of these warrants has been recorded in equity as an addition to additional paid-in capital.

(k)   Earnings per share

        Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares and share equivalents excluding any anti-dilutive effects of warrants, options and other awards under stock plans.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies (Continued)

(l)    Income taxes and uncertain tax provisions

        Deferred tax assets and liabilities are recorded in accordance with U.S. GAAP "Income Taxes" guidance. Consistent with this guidance, the Company records deferred income taxes which reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

        The Company is not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K., U.S. and Canada that are subject to relevant taxes in those jurisdictions.

        The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The Company did not recognize any resulting liabilities for unrecognized tax benefits.

(m)  Business combinations

        The Company accounts for business combinations in accordance with ASC Topic 805 "Business Combinations."

        On September 4, 2009, the Company acquired all of the outstanding shares of IPC. The transaction was accounted for as an acquisition method business combination. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded upon prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company's Consolidated Statements of Operations and Comprehensive Income for year ended December 31, 2009. IPC's accounting policies have been conformed to those of the Company.

(n)   Goodwill and other intangible assets

        The Company accounts for goodwill and other intangible assets recognized in business combinations in accordance with U.S. GAAP guidance. A purchase price paid that is in excess of net assets ("goodwill") arising from a business combination is recorded as an asset, and is not amortized. Goodwill is deemed to have an indefinite life and is not amortized, but tested at least annually for impairment. Where the total fair value of net assets acquired exceeds consideration paid ("negative goodwill"), the acquirer will record a gain as a result of the bargain purchase, to be recognized through the income statement at the close of the transaction.

        Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Syndicate capacity is deemed to have an indefinite life. Intangible assets with definite lives are amortized on a straight line basis over the estimated useful lives. Trademark and Distribution Network are deemed to have definite lives and are therefore amortized. Refer also to Note 5 "Business combination."

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies (Continued)

        Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350 "Intangibles—Goodwill and Other." If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two step goodwill impairment test should be performed as described below. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company has chosen to early adopt.

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

(o)   Other investments

        Other investments consist of an investment in a fund of hedge funds, a private equity investment and a deferred compensation trust held in mutual funds. All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on the sale of investments are determined on the basis of amortized cost. Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of other investments is generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. In addition, due to a lag in reporting, some of the Company's fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's current reporting date. In these circumstances, the Company estimates the fair value of these funds by starting with the prior month's fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, it uses all credible information available. This principally includes preliminary estimates reported by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies (Continued)

information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from the Company's estimates and these differences are recorded in the period they become known as a change in estimate.

(p)   Investment in non-consolidated affiliate

        Investments in which the Company has significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period.

4. Recent accounting pronouncements

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). The objective of ASU 2011-04 is to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in ASC Topic 820 "Fair Value Measurements". ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance, however it is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU 2011-12 indefinitely defers certain reclassification adjustment provisions of ASU 2011-05. ASU 2011-12 is also effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the guidance; however, since these updates affect disclosures only, they are not expected to have a material impact on the Company's consolidated financial statements.

        In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

5. Business combination

        On September 4, 2009, pursuant to an amalgamation agreement, the Company acquired all of the outstanding common shares of IPC in exchange for 0.9727 Company common shares and $7.50 cash per IPC common share. IPC's operations were focused on short-tail lines of reinsurance. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. The IPC Acquisition was undertaken to gain a strategic advantage in the then current reinsurance market where capacity had been depleted and to increase the Company's capital base.

        The aggregate purchase price paid by the Company was $1,746,224 for adjusted tangible net assets acquired of $2,076,902. During 2009, the global financial crisis and related market illiquidity led to several publicly traded companies trading at substantial discounts. This was the primary factor responsible for a purchase price less than the book value of IPC's net assets, and the recognition of a bargain purchase gain on acquisition.

        The estimates of fair values for tangible assets acquired and liabilities assumed were determined by management based on various market and income analyses and asset appraisals. Significant judgment was required to arrive at these estimates of fair value and changes to assumptions used could have led to materially different results.

        An adjustment of $50,000 was made to IPC's net assets acquired in respect of the termination fee (the "Max Termination Fee") paid under the Agreement and Plan of Amalgamation among Max Capital Group Ltd. ("Max"), IPC and IPC Limited. The Max Termination Fee was advanced to IPC by the Company on July 9, 2009, but was repayable in certain circumstances.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

5. Business combination (Continued)

        The composition of purchase price and fair value of net assets acquired is summarized as follows:

Total allocable purchase price
IPC shares outstanding at September 4, 2009	56,110,096
Exchange ratio	0.9727
Validus common shares issued	54,578,268
Validus closing share price on September 4, 2009	$24.10
Total value of Validus shares to be issued		$1,315,337
Total cash consideration paid at $7.50 per IPC share		420,826
Share compensation awards issued to IPC employees pursuant to the Amalgamation Agreement and earned prior to the Amalgamation		10,061

Total allocable purchase price		1,746,224
Tangible Assets Acquired
Cash and investments	$2,463,374
Receivables(a)	202,278

Tangible Assets Acquired		2,665,652
Liabilities Acquired
Net loss reserves and paid losses recoverable	$304,957
Unearned premiums, net of expenses	180,370
Other liabilities	53,423

Liabilities acquired		538,750

Net tangible assets acquired, at fair value		2,126,902
Max Termination Fee		(50,000)

Net tangible assets acquired, at fair value, adjusted		2,076,902

Bargain purchase gain before establishment of intangible assets		330,678
Intangible asset—customer relationships		21,671

Bargain purchase gain on acquisition of IPC		$352,349

(a)
The fair value of receivables approximates the gross contractual amounts receivable.

        The Company also incurred transaction and termination expenses related to the IPC Acquisition. Transaction expenses included legal, financial advisory, and audit related services. Termination expenses included severance costs and accelerated share compensation costs in connection with certain IPC employment contracts that were terminated. Finally, the customer relationships intangible asset has been fully amortized as it was not expected to significantly contribute to the Company's future cash flows beyond December 31, 2009. The gain on bargain purchase, net of expenses has been presented as a separate line

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

5. Business combination (Continued)

item in the Company's Consolidated Statements of Operations and Comprehensive Income, and is composed of the following:

Year ended December 31, 2009
Bargain purchase gain on acquisition of IPC	$352,349
Transaction expenses	(29,448)
Termination expenses	(14,131)
Amortization of intangible asset—customer relationships	(21,671)

Gain on bargain purchase, net of expenses	$287,099

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

5. Business combination (Continued)

purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

Year ended
December 31, 2009
(unaudited)
Revenues
Gross premiums written	$2,008,578
Reinsurance premiums ceded	(239,412)

Net premiums written	1,769,166
Change in unearned premiums	(57,338)

Net premiums earned	1,711,828
Net investment income	163,944
Net realized (losses) on investments	(4,717)
Net unrealized gains on investments	189,789
Other income	4,603
Realized gain on repurchase of debentures	4,444
Foreign exchange gains	4,294

Total revenues	2,074,185

Expenses
Losses and loss expenses	556,550
Policy acquisition costs	289,600
General and administrative expenses	209,510
Share compensation expenses	33,751
Finance expenses	44,513

Total expenses	1,133,924

Net income before taxes	940,261
Tax benefit	3,759

Net income	944,020

Basic earnings per share	$10.01

Diluted earnings per share	$9.72

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

        Following the acquisition of Talbot Holdings Ltd. on July 2, 2007, the Company recorded intangible assets in the name of Syndicate Capacity, Trademark and Distribution Network (including certain

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

6. Goodwill and other intangible assets (Continued)

amortization thereon) and goodwill. Syndicate Capacity represents Talbot's authorized premium income limit to write insurance business in the Lloyd's market. Talbot has owned 100% of Syndicate 1183's capacity since 2002 and there are no third party tenure rights. The capacity is renewed annually at no cost to Talbot, but may be freely purchased or sold, subject to Lloyd's approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Talbot, subject to Lloyd's approval. Trademark and Distribution Network are estimated to have finite useful lives of 10 years and are amortized on a straight line basis over such periods. Syndicate Capacity and goodwill are estimated to have indefinite useful lives. Goodwill includes amounts related to the value of the workforce. The goodwill and intangibles are recorded entirely in the Company's Talbot segment.

        The following table shows an analysis of goodwill and other intangible assets included in the Talbot segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Gross balance at December 31, 2011	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(18,728)	(18,728)

Net balance at December 31, 2011	$20,393	$91,843	$22,888	$135,124

Gross balance at December 31, 2010	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(14,566)	(14,566)

Net balance at December 31, 2010	$20,393	$91,843	$27,050	$139,286

Gross balance at December 31, 2009	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(10,404)	(10,404)

Net balance at December 31, 2009	$20,393	$91,843	$31,212	$143,448

        The estimated remaining amortization expense for the Trademark and Distribution network is as follows:

2012	$4,162
2013	4,162
2014	4,162
2015	4,162
2016 and there after	6,240

$22,888

        As described in "Significant accounting policies", the annual impairment test was performed and neither goodwill nor the other intangible assets were deemed to be impaired.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments

        The Company's investments in fixed maturities are classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

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

        Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds, U.S. agency and non-agency mortgage and asset-backed securities and bank loans. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. An investment in a fund of hedge funds and a private equity investment are the only financial instruments in this category as at December 31, 2011.

        The Company's management and external investment advisors had noted illiquidity and dislocation in the non-Agency RMBS market for the period September 30, 2008 through to June 30, 2010. During this period, the Company identified certain non-Agency RMBS securities in its portfolio trading in inactive markets ("identified RMBS securities"). In order to gauge market activity for the identified RMBS securities, the Company, with assistance from external investment advisors, reviewed the pricing sources for each security in the portfolio. The Company utilized various pricing vendors to obtain market pricing information for investment securities.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

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

        Other investments consist of an investment in a fund of hedge funds, a private equity investment and a deferred compensation trust held in mutual funds. The fund of hedge funds is a side pocket valued at $5,627 at December 31, 2011. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund administrator provides monthly reported net asset values ("NAV") with a one-month delay in its valuation. As a result, the fund administrator's November 30, 2011 NAV was used as a partial basis for fair value measurement in the Company's December 31, 2011 balance sheet. The fund manager provides an estimate of the performance of the fund for the following month based on the estimated performance provided from the underlying third-party funds. The Company utilizes the fund investment manager's primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund administrator's NAV. Immaterial variances are recorded in the following reporting period.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

        At December 31, 2011, the Company's investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,182,393	$—	$1,182,393
Non-U.S. Government and Government Agency	—	449,358	—	449,358
States, municipalities, political subdivision	—	26,291	—	26,291
Agency residential mortgage-backed securities	—	468,054	—	468,054
Non-Agency residential mortgage-backed securities	—	32,706	—	32,706
U.S. corporate	—	1,329,758	—	1,329,758
Non-U.S. corporate	—	579,675	—	579,675
Bank loans	—	467,256	—	467,256
Catastrophe bonds	—	29,952	—	29,952
Asset-backed securities	—	328,299	—	328,299
Commercial mortgage-backed securities	—	403	—	403

Total fixed maturities	—	4,894,145	—	4,894,145
Short-term investments	257,854	22,337	—	280,191
Fund of hedge funds / Private equity investment	—	—	8,880	8,880
Mutual funds	—	7,907	—	7,907

Total	$257,854	$4,924,389	$8,880	$5,191,123

        At December 31, 2010, the Company's investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,677,166	$—	$1,677,166
Non-U.S. Government and Government Agency	—	554,199	—	554,199
States, municipalities, political subdivision	—	26,285	—	26,285
Agency residential mortgage-backed securities	—	445,859	—	445,859
Non-Agency residential mortgage-backed securities	—	56,470	—	56,470
U.S. corporate	—	1,308,406	—	1,308,406
Non-U.S. corporate	—	502,067	—	502,067
Bank loans	—	52,566	—	52,566
Catastrophe bonds	—	58,737	—	58,737
Asset-backed securities	—	123,569	—	123,569
Commercial mortgage-backed securities	—	18,543	—	18,543

Total fixed maturities	—	4,823,867	—	4,823,867
Short-term investments	259,261	14,253	—	273,514
Fund of hedge funds	—	—	12,892	12,892
Mutual funds	—	8,586	—	8,586

Total	$259,261	$4,846,706	$12,892	$5,118,859

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

        At December 31, 2011, Level 3 investments totaled $8,880, representing 0.2% of total investments measured at fair value on a recurring basis. At December 31, 2010, Level 3 investments totaled $12,892 representing 0.3% of total investments measured at fair value on a recurring basis.

        The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs as at December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Fixed maturity investments	Other investments	Total fair market value
Level 3 investments—Beginning of period	$—	$12,892	$12,892
Purchases	—	3,253	3,253
Sales	—	(7,220)	(7,220)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	697	697
Unrealized (losses)	—	(742)	(742)
Amortization	—	—	—
Transfers	—	—	—

Level 3 investments—End of period	$—	$8,880	$8,880

	Year Ended December 31, 2010
	Fixed maturity investments	Other investments	Total fair market value
Level 3 investments—Beginning of period	$85,336	$25,670	$111,006
Purchases	—	—	—
Sales	—	(13,850)	(13,850)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	662	662
Unrealized (losses)	(6,307)	410	(5,897)
Amortization	(11,841)	—	(11,841)
Transfers	(67,188)	—	(67,188)

Level 3 investments—End of period	$—	$12,892	$12,892

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

(b)   Net investment income

        Net investment income was derived from the following sources:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Fixed maturities and short-term investments	$111,983	$132,669	$117,631
Cash and cash equivalents	7,285	8,180	3,374
Securities lending income	58	200	772

Total gross investment income	119,326	141,049	121,777
Investment expenses	(7,030)	(6,946)	(3,004)

Net investment income	$112,296	$134,103	$118,773

(c)   Fixed maturity and short-term investments

        The following represents an analysis of net realized gains (losses) and the change in net unrealized (losses) gains on investments:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$45,026	$76,920	$33,063
Gross realized (losses)	(16,494)	(44,422)	(44,606)

Net realized gains (losses) on investments	28,532	32,498	(11,543)
Net unrealized gains (losses) on securities lending	39	(1,009)	6,978
Change in net unrealized (losses) gains on investments	(20,030)	46,961	77,818

Total net realized gains (losses) and change in net unrealized (losses) gains on investments	$8,541	$78,450	$73,253

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

        The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,170,810	$11,630	$(47)	$1,182,393
Non-U.S. Government and Government Agency	446,258	9,173	(6,073)	449,358
States, municipalities, political subdivision	25,715	586	(10)	26,291
Agency residential mortgage-backed securities	451,751	16,622	(319)	468,054
Non-Agency residential mortgage-backed securities	39,134	143	(6,571)	32,706
U.S. corporate	1,314,375	24,932	(9,549)	1,329,758
Non-U.S. corporate	577,743	6,320	(4,388)	579,675
Bank loans	475,770	2,435	(10,949)	467,256
Catastrophe bonds	29,250	702	—	29,952
Asset-backed securities	328,497	900	(1,098)	328,299
Commercial mortgage-backed securities	402	1	—	403

Total fixed maturities	4,859,705	73,444	(39,004)	4,894,145
Total short-term investments	280,299	1	(109)	280,191
Total other investments	15,002	1,785	—	16,787

Total	$5,155,006	$75,230	$(39,113)	$5,191,123

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

        The following table sets forth certain information regarding the investment ratings of the Company's fixed maturities portfolio as at December 31, 2011 and 2010. Investment ratings are the lower of Moody's or Standard & Poor's rating for each investment security, presented in Standard & Poor's equivalent rating. For investments where Moody's and Standard & Poor's ratings are not available, Fitch ratings are used and presented in Standard & Poor's equivalent rating.

	December 31, 2011		December 31, 2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$882,912	18.0%	$2,946,514	61.2%
AA	2,077,981	42.5%	428,972	8.9%
A	1,078,793	22.0%	1,077,389	22.3%
BBB	345,091	7.1%	219,523	4.6%

Investment grade	4,384,777	89.6%	4,672,398	97.0%
BB	254,409	5.2%	74,475	1.5%
B	231,420	4.7%	45,660	0.9%
CCC	12,578	0.3%	29,219	0.6%
CC	4,605	0.1%	—	0.0%
D/NR	6,356	0.1%	2,115	0.0%

Non-Investment grade	509,368	10.4%	151,469	3.0%

Total Fixed Maturities	$4,894,145	100.0%	$4,823,867	100.0%

        The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2011 and 2010 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$520,631	$523,107	$424,327	$426,167
Due after one year through five years	3,160,647	3,186,711	3,498,334	3,540,408
Due after five years through ten years	350,459	346,654	207,918	206,317
Due after ten years	8,184	8,211	6,965	6,534

	4,039,921	4,064,683	4,137,544	4,179,426
Asset-backed and mortgage-backed securities	819,784	829,462	634,493	644,441

Total	$4,859,705	$4,894,145	$4,772,037	$4,823,867

        The Company has a five year, $500,000 secured letter of credit facility provided by a syndicate of commercial banks (the "Five Year Facility"). At December 31, 2011, approximately $333,179 (December 31, 2010: $268,944) of letters of credit were issued and outstanding under this facility for which $392,822 of investments were pledged as collateral (December 31, 2010: $325,532). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd's (the "Talbot FAL Facility"). On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

Facility to reduce the commitment from $100,000 to $25,000. At December 31, 2011, $25,000 (December 31, 2010: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $44,623 of investments were pledged as collateral (December 31, 2010: $45,504). In addition, $2,129,570 of investments were held in trust at December 31, 2011 (December 31, 2010: $1,729,631). Of those, $1,686,586 were held in trust for the benefit of Talbot's cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2010: $1,489,243).

        The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (the "IPC Acquisition"): a Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the "IPC Syndicated Facility") and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the "IPC Bi-Lateral Facility"). At March 31, 2010, the IPC Syndicated Facility was closed. At December 31, 2011, the IPC Bi-Lateral Facility had $57,146 (December 31, 2010: $68,063) letters of credit issued and outstanding for which $105,428 (December 31, 2010: $105,310) of investments were held in an associated collateral account.

(d)   Securities lending

        The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at December 31, 2011, the Company had $8,286 (December 31, 2010: $22,566) in securities on loan. During the year ended December 31, 2011, the Company recorded a $39 unrealized gain on this collateral in its Statements of Operations (December 31, 2010: unrealized loss ($1,009)).

        Securities lending collateral reinvested includes corporate floating rate securities and overnight repos with an average reset period of 3.9 days (December 31, 2010: 17.6 days). As at December 31, 2011, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$255	$—	$255
Cash and cash equivalents	7,481	—	—	7,481

Total	$7,481	$255	$—	$7,736

        As at December 31, 2010, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$229	$—	$229
Asset-backed securities	—	5,005	—	5,005
Short-term investments	2,644	14,450	—	17,094

Total	$2,644	$19,684	$—	$22,328

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments (Continued)

        The following table sets forth certain information regarding the investment ratings of the Company's securities lending collateral reinvested as at December 31, 2011 and 2010. Investment ratings are the lower of Moody's or Standard & Poor's rating for each investment security, presented in Standard & Poor's equivalent rating. For investments where Moody's and Standard & Poor's ratings are not available, Fitch ratings are used and presented in Standard & Poor's equivalent rating.

	December 31, 2011		December 31, 2010
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$—	0.0%	$5,454	24.4%
AA+	—	0.0%	11,003	49.3%
AA	—	0.0%	—	0.0%
AA-	—	0.0%	2,998	13.5%
A+	—	0.0%	—	0.0%
A	—	0.0%	—	0.0%
NR	255	3.3%	229	1.0%

	255	3.3%	19,684	88.2%
NR- Short-term investments(a)	7,481	96.7%	2,644	11.8%

Total	$7,736	100.0%	$22,328	100.0%

(a)
This amount relates to certain short-term investments with short original maturities which are generally not rated.

        The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at December 31, 2011 and 2010 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,462	$7,481	$17,093	$17,094
Due after one year through five years	1,000	255	6,000	5,234

Total	$8,462	$7,736	$23,093	$22,328

8. Investment in AlphaCat Re 2011, Ltd.

        On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a special purpose "sidecar" reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011's outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

        On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors. As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

8. Investment in AlphaCat Re 2011, Ltd. (Continued)

2011; however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at December 31, 2011. The portion of AlphaCat Re 2011's earnings attributable to third party investors for the year ended December 31, 2011 is recorded in the Consolidated Statements of Operations and Comprehensive Income as net income attributable to noncontrolling interest.

        The following table presents a reconciliation of the beginning and ending noncontrolling interest and investment in non-consolidated affiliate balances for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Noncontrolling interest	Investment in non-consolidated affiliate
As at December 31, 2010	$—	$—
Initial purchase of shares	134,301	50,000
Secondary purchase of shares	60,000	—
Purchase (sale) of shares	11,000	(11,000)
Gain on sale of shares	—	553
Accretion of discount on preferred shares	233	—
Initial transaction costs	(2,304)	—
Net income	21,793	11,642
Derecognition of noncontrolling interest	(225,023)	—
Fair value adjustment	—	1,836

As at December 31, 2011	$—	$53,031

        The following table presents the Company's equity investment in AlphaCat Re 2011 at December 31, 2011:

	Investment in non-consolidated affiliate
	Investment	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$53,031

        The following table presents certain summarized financial information of the investee as a whole at December 31, 2011 and for the year ended:

	Combined investee summarized financial data
	Total assets	Total liabilities	Total revenue	Net income
AlphaCat Re 2011	$293,691	$17,973	$50,640	$33,435

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

9. Derivative Instruments Used in Hedging Activities

        The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures. During the three months ended June 30, 2011, the Company entered into a foreign currency forward exchange contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Japanese Yen. The Yen foreign currency forward contract was renewed during the three months ended December 31, 2011. During the three months ended March 31, 2011, the Company entered into three foreign currency forward exchange contracts to mitigate the risk of fluctuations in the Euro and Australian dollar to U.S. dollar rates. Two of the contracts were renewed during the three months ended December 31, 2011. During the three months ended December 31, 2011, the Company entered into an additional foreign currency forward contract to mitigate the risk of fluctuations in the Euro to U.S. dollar rates. During the year ended December 31, 2010, the Company entered into a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP). The CLP foreign currency forward contract was renewed during the three months ended December 31, 2011. The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2011:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign exchange contracts	$75,323	Other assets	$476	Accounts payable and accrued expenses	$—

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

(a)   Classification within the fair value hierarchy

        As described in Note 7 "Investments", under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

9. Derivative Instruments Used in Hedging Activities (Continued)

        The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the years ended December 31, 2011 and 2010:

		Year ended December 31, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized on hedged items recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivatives (ineffective portion)
Foreign exchange	Foreign exchange gain (loss)	$(3,994)	$3,994	$—

		Year ended December 31, 2010
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized on hedged items recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivatives (ineffective portion)
Foreign exchange	Foreign exchange gain (loss)	$2,905	$(2,905)	$—

10. Premiums receivable

        Premiums receivable are composed of premiums in the course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. The following is a breakdown of the components of receivables at December 31, 2011 and 2010:

	Premiums in course of collection	Premiums accrued but unbilled	Total
Balance as at December 31, 2010	$118,342	$450,419	$568,761
Change during 2011	56,769	20,824	77,593

Balance as at December 31, 2011	$175,111	$471,243	$646,354

Balance as at December 31, 2009	$243,930	$307,686	$551,616
Change during 2010	(125,588)	142,733	17,145

Balance as at December 31, 2010	$118,342	$450,419	$568,761

11. Reserve for losses and loss expenses

        Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company's liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

11. Reserve for losses and loss expenses (Continued)

Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.

        The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses as at December 31, 2011, 2010 and 2009:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Reserve for losses and loss expenses, beginning of period	$2,035,973	$1,622,134	$1,305,303
Losses and loss expenses recoverable	(283,134)	(181,765)	(208,796)

Net reserves for losses and loss expenses, beginning of period	1,752,839	1,440,369	1,096,507
Net reserves acquired in purchase of IPC	—	—	304,957
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,400,520	1,144,196	625,810
Prior years	(156,119)	(156,610)	(102,053)

Total incurred losses and loss expenses	1,244,401	987,586	523,757
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(272,479)	(288,974)	(122,351)
Prior years	(470,547)	(384,448)	(385,084)

Total net paid losses	(743,026)	(673,422)	(507,435)
Foreign exchange	4,444	(1,694)	22,583

Net reserve for losses and loss expenses, end of period	2,258,658	1,752,839	1,440,369
Losses and loss expenses recoverable	372,485	283,134	181,765

Reserve for losses and loss expenses, end of period	$2,631,143	$2,035,973	$1,622,134

        Incurred losses and loss adjustment expenses comprise:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Gross losses and loss adjustment expenses	$1,555,275	$1,411,192	$598,877
Reinsurance recoverable	(310,874)	(423,606)	(75,120)

Total incurred losses and loss adjustment expenses	$1,244,401	$987,586	$523,757

        The December 31, 2011 and 2010 gross reserves balance comprises reserves for reported claims of $1,414,442 and $1,035,881, respectively, and reserves for claims incurred but not reported of $1,216,701

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

11. Reserve for losses and loss expenses (Continued)

and $1,000,092, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2011
	Property	Marine	Specialty	Total
Validus Re	$(49,020)	$(10,234)	$(9,356)	$(68,610)
Talbot	(22,169)	(31,382)	(33,958)	(87,509)

Net favorable development	$(71,189)	$(41,616)	$(43,314)	$(156,119)

        The amount recorded represents management's best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $156,119. For Validus Re, the property lines experienced favorable development of $49,020 primarily due to a reduction in the loss estimates on large loss events and favorable development on attritional losses and various smaller loss events. The marine lines experienced favorable development of $10,234 primarily due to favorable development on large loss events and attritional losses and various smaller loss events. The specialty lines experienced favorable development of $9,356 primarily due to favorable development on attritional losses partially offset by adverse development on large loss events. For Talbot, the property lines experienced $22,169 of favorable development primarily due to lower than expected claims development on large losses and catastrophe events as well as favorable development on attritional losses. The marine lines experienced $31,382 of favorable development primarily due to favorable development on attritional losses. The specialty lines experienced $33,958 of favorable development primarily due to lower than expected development on large losses and catastrophe events as well as favorable development on attritional losses.

	Year Ended December 31, 2010
	Property	Marine	Specialty	Total
Validus Re	$(49,831)	$(17,616)	$(3,170)	$(70,617)
Talbot	(22,450)	(52,415)	(11,128)	(85,993)

Net favorable development	$(72,281)	$(70,031)	$(14,298)	$(156,610)

        The amount recorded represents management's best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $156,610. For Validus Re, the property and specialty lines experienced favorable development of $49,831 and $3,170, respectively, primarily due to lower than expected claims development. The marine lines experienced $17,616 of favorable development primarily due to higher than expected recoveries associated with the 2007 California wildfires, as well as lower than expected claims development. For Talbot, the property lines experienced $22,450 of favorable development primarily due to lower than expected claims development on the property facultative and binder lines, together with favorable development on hurricanes Katrina and Ike. The marine lines experienced $52,415 of favorable development primarily due to lower than expected attritional loss development across a number of lines, in particular on the hull and energy lines. The specialty lines experienced $11,128 of favorable development primarily due to lower than expected

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

11. Reserve for losses and loss expenses (Continued)

claims across most of the specialty sub-classes, partially offset by one notable loss on the financial institutions lines.

	Year Ended December 31, 2009
	Property	Marine	Specialty	Total
Validus Re	$(65,109)	$19,628	$(7,491)	$(52,972)
Talbot	(27,630)	(15,306)	(6,145)	(49,081)

Net favorable development	$(92,739)	$4,322	$(13,636)	$(102,053)

        The amount recorded represents management's best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $102,053. For Validus Re, the property lines experienced $65,109 of favorable development primarily due to the reclassification of losses from onshore energy exposures during the 2007 California wildfires to the marine line and reduced loss estimates for Hurricane Ike, the June 2008 Midwest flood event and October 2007 Peruvian mining loss, as well as lower than expected claim development elsewhere. The marine lines experienced $19,628 of adverse development primarily due to the reclassification from the property line and increased loss estimates for Hurricanes Ike and Gustav. For Talbot, the property lines experienced $27,630 of favorable loss development primarily due to lower than expected claims development together with a favorable development relating to Hurricane Katrina. The marine lines experienced $15,306 of favorable development due to continued low claims activity and reduced provisions for late reported claims in the more developed underwriting years of the marine liabilities lines.

12. Accounts payable and accrued expenses

        The following are components of accounts payable and accrued expenses:

	Years Ended
	December 31, 2011	December 31, 2010
Accrued interest on debt	$10,454	$10,765
Amounts due to brokers	18,996	21,524
Trade and compensation payables	53,952	67,031

Total	$83,402	$99,320

13. Reinsurance

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

13. Reinsurance (Continued)

(a)   Effects of reinsurance on premiums written and earned

        The effects of reinsurance on premiums written and earned for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31, 2011
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$510,200	$480,432	$—	$510,200	$480,432
Assumed	1,190,220	1,158,917	503,922	507,383	(79,651)	1,614,491	1,666,300
Ceded	(150,718)	(127,026)	(218,174)	(217,563)	79,651	(289,241)	(344,589)

Total	$1,039,502	$1,031,891	$795,948	$770,252	$—	$1,835,450	$1,802,143

	Year Ended December 31, 2010
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$460,337	$450,348	$—	$460,337	$450,348
Assumed	1,101,239	1,127,249	520,736	503,021	(91,746)	1,530,229	1,630,270
Ceded	(63,147)	(76,049)	(258,081)	(243,446)	91,746	(229,482)	(319,495)

Total	$1,038,092	$1,051,200	$722,992	$709,923	$—	$1,761,084	$1,761,123

	Year Ended December 31, 2009
	Validus Re		Talbot		Total
	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$459,771	$427,280	$—	$459,771	$427,280
Assumed	768,084	880,434	460,135	382,535	(66,749)	1,161,470	1,262,969
Ceded	(95,446)	(84,884)	(204,186)	(155,788)	66,749	(232,883)	(240,672)

Total	$672,638	$795,550	$715,720	$654,027	$—	$1,388,358	$1,449,577

(b)   Credit risk

        The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2011, 99.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

13. Reinsurance (Continued)

included $125,298 of IBNR recoverable (December 31, 2010: $146,519). Reinsurance recoverables by reinsurer are as follows:

	Years Ended
	December 31, 2011		December 31, 2010
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$323,315	69.8%	$222,420	71.5%
Other reinsurers' balances > $1 million	132,417	28.6%	80,221	25.8%
Other reinsurers' balances < $1 million	7,248	1.6%	8,489	2.7%

Total	$462,980	100.0%	$311,130	100.0%

	December 31, 2011
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$77,419	24.0%
Allianz	AA-	59,764	18.5%
Hannover Re	AA-	39,762	12.3%
Everest Re	A+	38,618	11.9%
Transatlantic Re	A+	21,344	6.6%
Tokio Millennium Re Ltd	AA-	20,432	6.3%
Fully collateralized reinsurers	NR	18,140	5.6%
Odyssey Reinsurance Company	A-	16,737	5.2%
Platinum Underwriters	A	15,833	4.9%
Munich Re	AA-	15,266	4.7%

Total		$323,315	100.0%

	December 31, 2010
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$60,716	27.2%
Hannover Re	AA-	32,392	14.6%
Fully collateralized reinsurers	NR	23,750	10.7%
Montpelier Re	A-	20,000	9.0%
Munich Re	AA-	17,411	7.8%
Everest Re	A+	16,611	7.5%
Allianz	AA	14,184	6.4%
Transatlantic Re	A+	13,758	6.2%
Tokio Millennium Re	AA	11,980	5.4%
Platinum Re	A	11,618	5.2%

Total		$222,420	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

13. Reinsurance (Continued)

        At December 31, 2011 and December 31, 2010, the provision for uncollectible reinsurance relating to losses recoverable was $6,821 and $5,652, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $462,980 reinsurance recoverable at December 31, 2011, $18,140 was fully collateralized (December 31, 2010: $23,750).

        The Company uses a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer and default factors used to determine the portion of a reinsurer's balance deemed to be uncollectible. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

14. Share capital

(a)   Authorized and issued

        The Company's authorized share capital is 571,428,571 voting and non-voting shares with a par value of $0.175 per share. The holders of voting and non-voting common shares are entitled to receive dividends. Holders of voting common shares are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.

        On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. Pursuant to the Amalgamation Agreement, the Company acquired all of IPC's outstanding common shares in exchange for the Company's common shares and cash. The Company issued 54,556,762 common shares (and 21,506 restricted share awards) valued at $24.10 per share as partial consideration for the acquisition.

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

14. Share capital (Continued)

        The Company expects the purchases under its share repurchase program to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company's capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

        The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	569,104
Restricted share units vested, net of shares withheld	9,497
Employee seller shares vested	197,174
Options exercised	459,932
Warrants exercised	428,884
Direct issuance of common stock	363

Common shares issued, December 31, 2011	134,503,065
Shares repurchased, December 31, 2011	(35,031,985)

Common shares outstanding, December 31, 2011	99,471,080

Common Shares
Common shares issued, December 31, 2009	131,616,349
Restricted share awards vested, net of shares withheld	405,055
Restricted share units vested, net of shares withheld	57,192
Employee seller shares vested	203,544
Options exercised	550,014
Warrants exercised	5,957

Common shares issued, December 31, 2010	132,838,111
Shares repurchased, December 31, 2010	(34,836,885)

Common shares outstanding, December 31, 2010	98,001,226

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

14. Share capital (Continued)

Common Shares
Common shares issued, December 31, 2008	75,624,697
Restricted share awards vested, net of shares withheld	423,746
Restricted share units vested, net of shares withheld	360,383
Employee seller shares vested	248,085
Options exercised	164,834
Warrants exercised	237,842
Direct issuance of common stock	54,556,762

Common shares issued, December 31, 2009	131,616,349
Shares repurchased, December 31, 2009	(3,156,871)

Common shares outstanding, December 31, 2009	128,459,478

(b)   Warrants

        In consideration for the founder's and sponsoring investors' commitments, the Company had outstanding as at December 31, 2011 warrants to the founding shareholder and sponsoring investors to purchase, in the aggregate, up to 6,916,678 (December 31, 2010: 7,934,860) common shares. Of those outstanding, 1,726,011 (December 31, 2010: 2,090,815) of the warrants are to purchase non-voting common shares.

        The warrants may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with U.S. GAAP guidance for "Derivatives and Hedging, Contracts in Entity's own Equity." The warrants were measured at fair value and recorded in additional paid-in capital.

        The fair value of each warrant issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, of approximately 30.0%, was derived from the historical volatility of the share price of a range of publicly-traded Bermuda reinsurance companies of a similar business nature to the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company's shares. The other assumptions in the warrant-pricing model were as follows:

	July 24, 2007 Issuance	February 3, 2006 Issuance	December 15, 2005 Issuance
Warrants issued	256,409	8,593	8,446,727
Average strike price	$20.00	$17.50	$17.50
Volatility	30.0%	30.0%	30.0%
Risk-free rate	4.5%	4.5%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (years)	8	10	10
Calculated fair value per warrant	$11.28	$8.89	$8.89

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

14. Share capital (Continued)

        No further warrants are anticipated to be issued. The holder of the warrant is entitled to exercise the warrant in whole or in part at any time until the expiration date.

        During the year ended December 31, 2011, 1,018,184 (2010: 17,278) warrants were exercised which resulted in the net share issuance of 428,884 (2010: 5,957) common shares.

(c)   Deferred share units

        Under the terms of the Company's Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. The total outstanding deferred share units at December 31, 2011 was 4,850 (December 31, 2010: 4,727).

(d)   Dividends

        On February 9, 2011, the Company announced a quarterly cash dividend of $0.25 (2010: $0.22; 2009: $0.20) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 31, 2011 to holders of record on March 15, 2011.

        On May 4, 2011, the Company announced a quarterly cash dividend of $0.25 (2010: $0.22; 2009: $0.20) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on June 30, 2011 to holders of record on June 15, 2011.

        On August 3, 2011, the Company announced a quarterly cash dividend of $0.25 (2010: $0.22; 2009: $0.20) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on September 30, 2011 to holders of record on September 15, 2011.

        On November 2, 2011, the Company announced a quarterly cash dividend of $0.25 (2010: $0.22; 2009: $0.20) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on December 30, 2011 to holders of record on December 15, 2011.

15. Retirement plans

        The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. All pension plans are structured as defined contribution retirement plans. The Company's contributions are expensed as incurred. The Company's expenses for its defined contribution retirement plans for the years ended December 31, 2011, 2010 and 2009 were $7,591, $7,564 and $5,606, respectively.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans

(a)   Long Term Incentive Plan and Short Term Incentive Plan

        The Company's Amended and Restated 2005 Long Term Incentive Plan ("LTIP") provides for grants to employees of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan ("STIP"). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 4,109,215 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company's common shares at the date of grant.

  i.    Options

        Options may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest either ratably or at the end of the required service period from the date of grant. Grant prices are established at the estimated fair value of the Company's common shares at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for all grants to date:

Year	Weighted average risk free interest rate	Weighted average dividend yield	Expected life (years)	Expected volatility
2009	3.9%	3.7%	2	34.6%
2010(a)	n/a	n/a	n/a	n/a
2011(a)	n/a	n/a	n/a	n/a

(a)
The Company did not grant any stock option awards during the years ended December 31, 2011 and 2010.

        Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data was not available and the options met the requirement as set out in the guidance.

        Share compensation expenses of $1,770 were recorded in respect of options for the year ended December 31, 2011 (2010: $3,845; 2009: $4,158). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans (Continued)

        Activity with respect to options for the year ended December 31, 2011 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options granted	—	—	—
Options exercised	(459,932)	6.98	20.55
Options forfeited	(740)	10.30	20.39

Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12

Options exercisable at December 31, 2011	2,188,566	$6.63	$20.01

        Activity with respect to options for year ended December 31, 2010 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88
Options granted	—	—	—
Options exercised	(550,014)	7.22	18.32
Options forfeited	(4,317)	10.30	20.39

Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19

Options exercisable at December 31, 2010	2,505,905	$6.61	$20.07

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans (Continued)

        Activity with respect to options for year ended December 31, 2009 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2008	2,799,938	$7.57	$18.23
Options granted	650,557	3.42	27.27
Options exercised	(164,834)	5.80	21.01
Options forfeited	(7,646)	10.30	20.39

Options outstanding, December 31, 2009	3,278,015	$6.83	$19.88

Options exercisable at December 31, 2009	2,468,928	$6.52	$20.10

        At December 31, 2011, there were $141 (December 31, 2010: $851; December 31, 2009: $4,906) of total unrecognized share compensation expenses that are expected to be recognized over a weighted-average period of 0.2 year (December 31, 2010: 1.2 years; December 31, 2009: 1.3 years).

  ii.    Restricted share awards

        Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $27,428 were recorded in respect of restricted share awards for the year ended December 31, 2011 (2010: $20,038; 2009: $16,775). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

        Activity with respect to unvested restricted share awards for the year ended December 31, 2011 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	621,254	31.92
Restricted share awards vested	(712,692)	24.85
Restricted share awards forfeited	(19,054)	26.63

Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans (Continued)

        Activity with respect to unvested restricted share awards for the year ended December 31, 2010 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2009	2,525,958	$23.39
Restricted share awards granted	1,191,873	25.94
Restricted share awards vested	(503,322)	23.43
Restricted share awards forfeited	(100,470)	24.22

Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33

        Activity with respect to unvested restricted share awards for the year ended December 31, 2009 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2008	2,307,402	$22.69
Restricted share awards granted	772,672	24.15
Restricted share awards vested	(512,847)	21.33
Restricted share awards forfeited	(41,269)	24.05

Restricted share awards outstanding, December 31, 2009	2,525,958	$23.39

        At December 31, 2011, there were $40,809 (December 31, 2010: $44,290; December 31, 2009: $38,124) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2010: 2.5 years; December 31, 2009: 2.7 years).

  iii.    Restricted share units

        Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $456 were recorded in respect of restricted share units for the year ended December 31, 2011 (2010: $393; 2009: $5,513). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans (Continued)

        Activity with respect to unvested restricted share units for the year ended December 31, 2011 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	18,388	32.10
Restricted share units vested	(13,340)	24.72
Restricted share units issued in lieu of cash dividends	1,215	27.30
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2011	53,312	$27.60

        Activity with respect to unvested restricted share units for the year ended December 31, 2010 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2009	79,447	$19.02
Restricted share units granted	26,782	25.65
Restricted share units vested	(59,193)	17.31
Restricted share units issued in lieu of cash dividends	1,107	25.45
Restricted share units forfeited	(1,094)	21.49

Restricted share units outstanding, December 31, 2010	47,049	$25.04

        Activity with respect to unvested restricted share units for the year ended December 31, 2009 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2008	12,274	$25.28
Restricted share units granted	427,451	13.83
Restricted share units vested	(360,769)	13.10
Restricted share units issued in lieu of cash dividends	491	25.22
Restricted share units forfeited	—	—

Restricted share units outstanding, December 31, 2009	79,447	$19.02

        At December 31, 2011, there were $985 (December 31, 2010: $809; December 31, 2009: $985) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.7 years (December 31, 2010: 2.7 years; December 31, 2009: 1.4 years).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans (Continued)

  iv.    Performance share awards

        The Performance Share Awards contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share over a three year period. For performance share awards granted during the period, the grant date Diluted Book Value per Share ("DBVPS") is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will be reflected in the consolidated statements of income in the period in which they are determined.

        Share compensation expenses of $2,349 were recorded in respect of performance share awards for the year ended December 31, 2011 (2010: $232; 2009: $nil). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

        Activity with respect to unvested performance share awards for the year ended December 31, 2011 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	146,618	32.64
Performance share awards vested	—	—
Performance share awards forfeited	—	—

Performance share awards outstanding, December 31, 2011	279,019	$30.77

        Activity with respect to unvested performance share awards for the year ended December 31, 2010 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2009	—	$—
Performance share awards granted	132,401	28.70
Performance share awards vested	—	—
Performance share awards forfeited	—	—

Performance share awards outstanding, December 31, 2010	132,401	$28.70

        There was no activity with respect to unvested performance share awards for the year ended December 31, 2009.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans (Continued)

        At December 31, 2011, there were $5,677 (December 31, 2010: $3,375; December 31, 2009: $nil) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.1 years (December 31, 2010: 2.4 years; December 31, 2009: 0 years).

(b)   Employee seller shares

        Pursuant to the Share Sale Agreement for the purchase of Talbot Holdings, Ltd. ("Talbot"), the Company issued 1,209,741 restricted shares to Talbot employees (the "employee seller shares"). Upon consummation of the acquisition, the employee seller shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company's Bye-laws. However, the employee seller shares were subject to a restricted period during which they were subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of employee seller shares would have generally occurred in the event that any such Talbot employee's employment terminated, with certain exceptions, prior to the end of the restricted period. The restricted period ended for 25% of the employee seller shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot's Chairman, such that on July 2, 2011, potential for forfeiture was completely extinguished.

        Share compensation expenses of $2,293 were recorded in respect of employee seller shares for the year ended December 31, 2011 (2010: $4,403; 2009: $6,022). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

        Activity with respect to unvested employee seller shares for the year ended December 31, 2011 was as follows:

	Employee Seller Shares	Weighted Average Grant Date Fair Value
Employee seller shares outstanding, December 31, 2010	197,879	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(197,174)	22.01
Employee seller shares forfeited	(705)	22.01

Employee seller shares outstanding, December 31, 2011	—	$—

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

16. Stock plans (Continued)

        Activity with respect to unvested employee seller shares for the year ended December 31, 2010 was as follows:

	Employee Seller Shares	Weighted Average Grant Date Fair Value
Employee seller shares outstanding, December 31, 2009	410,667	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(203,544)	22.01
Employee seller shares forfeited	(9,244)	22.01

Employee seller shares outstanding, December 31, 2010	197,879	$22.01

        Activity with respect to unvested employee seller shares for the year ended December 31, 2009 was as follows:

	Employee Seller Shares	Weighted Average Grant Date Fair Value
Employee seller shares outstanding, December 31, 2008	663,375	$22.01
Employee seller shares granted	—	—
Employee seller shares vested	(248,085)	22.01
Employee seller shares forfeited	(4,623)	22.01

Employee seller shares outstanding, December 31, 2009	410,667	$22.01

        At December 31, 2011, there were total unrecognized share compensation expenses of $nil in respect of employee seller shares. At December 31, 2010 and 2009, there were $2,141 and $6,635, of total unrecognized share compensation expenses that were expected to be recognized in respect of employee seller shares over a weighted-average period of 0.5 and 1.5 years, respectively.

(c)   Total share compensation expenses

        Total share compensation expenses for the year ended December 31, 2009 included $5,431 of IPC related termination expenses which were included in the gain on bargain purchase, net of expenses, in the Statement of Operations. The breakdown of share compensation expenses by award type for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Options	$1,770	$3,845	$4,158
Restricted share awards	27,428	20,038	16,775
Restricted share units	456	393	5,513
Performance share awards	2,349	232	—
Employee seller shares	2,293	4,403	6,022

Total	$34,296	$28,911	$32,468

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

17. Debt and financing arrangements

(a)   Financing structure and finance expenses

        The financing structure at December 31, 2011 was:

	Commitment	Outstanding(a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,982
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	333,179	—
Talbot FAL Facility(b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	57,146	—

Total	$1,605,000	$955,125	$536,782

        The financing structure at December 31, 2010 was:

	Commitment	Outstanding(a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,874
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	268,944	—
Talbot FAL Facility(b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	68,063	—

Total	$1,605,000	$901,807	$536,674

(a)
Indicates utilization of commitment amount, not drawn borrowings.

(b)
Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on Syndicate 1183's business plan, rating environment, reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd's ("FAL"), comprises: cash, investments and undrawn letters of credit provided by various banks.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

17. Debt and financing arrangements (Continued)

        Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities, preferred share dividends and the costs of FAL as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
2006 Junior Subordinated Deferrable Debentures	$9,768	$14,354	$14,354
2007 Junior Subordinated Deferrable Debentures	12,115	12,114	12,732
2010 Senior Notes due 2040	22,388	20,770	—
Credit facilities	6,710	5,492	2,319
AlphaCat Re 2011 preferred dividend(a)	3,609	—	—
Talbot FAL Facility	227	333	542
Talbot third party FAL facility	—	2,807	14,183

Total	$54,817	$55,870	$44,130

(a)
Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

(b)   $250,000 2010 Senior Notes due 2040

        On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the "2010 Senior Notes") in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company's option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the notes prospectus supplement. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 2010 Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010. The net proceeds of $243,967 from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and payment of dividends to shareholders. Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 2010 Senior Notes.

        The 2010 Senior Notes are unsecured and unsubordinated obligations of the Company and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated indebtedness. The 2010 Senior Notes will be effectively junior to all of the Company's future secured debt, to the extent of the value of the collateral securing such debt, and will rank senior to all our existing and future subordinated debt. The 2010 Senior Notes are structurally subordinated to all obligations of the Company's subsidiaries.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

17. Debt and financing arrangements (Continued)

        Future expected payments of principal on the 2010 Senior Notes are as follows:

2012	$—
2013	—
2014	—
2015	—
2016 and thereafter	250,000

Total minimum future payments	$250,000

(c)   Junior subordinated deferrable debentures

        On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the "2006 Junior Subordinated Deferrable Debentures"). The 2006 Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company's option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest is payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 2006 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and were amortized to income over the five year optional redemption period.

        On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the "2007 Junior Subordinated Deferrable Debentures"). The 2007 Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company's option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest will be payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 2007 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period.

        During 2008 and 2009, the Company repurchased from an unaffiliated financial institution $60,200 principal amount of its 2007 Junior Subordinated Deferrable Debentures due 2037.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

17. Debt and financing arrangements (Continued)

        Future expected payments of principal on the 2006 and 2007 Junior Subordinated Deferrable Debentures are as follows:

2012	$—
2013	—
2014	—
2015	—
2016 and thereafter	289,800

Total minimum future payments	$289,800

(d)   Credit facilities

          (i)  $340,000 syndicated unsecured letter of credit facility, $60,000 bilateral unsecured letter of credit facility and $500,000 secured letter of credit facility

        On March 12, 2007, the Company entered into a $500,000 five-year secured letter of credit facility, as subsequently amended on October 25, 2007, July 24, 2009, and March 12, 2010, which provides for letter of credit availability for Validus Re and the Company's other subsidiaries (the "Five Year Facility" and, together with the Company's then outstanding unsecured credit facility as replaced by the Three Year Facilities, as defined below, the "Credit Facilities"). The Credit Facilities were provided by a syndicate of commercial banks arranged by J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. On October 25, 2007, the Company entered into the First Amendment to the Credit Facilities to provide for, among other things, additional capacity to incur up to $100,000 under a new Funds at Lloyd's Letter of Credit Facility (as described below) to support underwriting capacity provided to Talbot 2002 Underwriting Ltd through Syndicate 1183 at Lloyd's for the 2008 and 2009 underwriting years of account. The amendment also modified certain provisions in the Credit Facilities in order to permit dividend payments on existing and future preferred and hybrid securities notwithstanding certain events of default.

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

        On March 12, 2010, the Company entered into a three-year $340,000 syndicated unsecured letter of credit facility and a $60,000 bilateral unsecured letter of credit facility which provide for letter of credit availability for Validus Re and the Company's other subsidiaries and revolving credit availability for the Company (the "Three Year Facilities") (the full $400,000 of which is available for letters of credit and/or revolving loans).

        As amended, the Credit Facilities contain covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least 70% of consolidated net worth ($2,925,590) and, commencing with the end of the fiscal quarter ending December 31, 2009 to be increased quarterly by an amount equal to 50% of its consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

17. Debt and financing arrangements (Continued)

during such quarter, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than "B++" (Fair). For purposes of covenant compliance (i) "net worth is calculated with investments carried at amortized cost and (ii) "consolidated total debt" does not include the Company's junior subordinated deferrable debentures. The credit facilities also contain restrictions on our ability to pay dividends and other payments in respect of equity interests at any time that we are otherwise in default with respect to certain provisions under the credit facilities, make investments, incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others.

        On August 2, 2011, the Company announced that it had entered into Amendments to the Credit Facilities in order to modify certain provisions thereof, including definitions, affirmative covenants, negative covenants (including those relating to consolidations, mergers and sales of assets, indebtedness, liens, limitations on certain restrictions on subsidiaries and investments) and events of default, in each case, in order to reflect and permit the proposed exchange offer, the proposed second-step merger and the other proposed transactions contemplated by the Registration Statement on Form S-4 of the Company originally filed with the Securities Exchange Commission on July 25, 2011 (the "Exchange Offer Transactions") in connection with its proposed acquisition of Transatlantic.

        As of December 31, 2011, there was $333,179 in outstanding letters of credit under the Five Year Facility (December 31, 2010: $268,944) and $nil outstanding under the Three Year Facilities (December 31, 2010: $nil).

        As of December 31, 2011 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

         (ii)  Talbot FAL Facility

        On November 28, 2007, Talbot entered into a $100,000 standby Letter of Credit facility (the "Talbot FAL Facility") to provide Funds at Lloyd's for the 2008 and 2009 underwriting years of account; this facility is guaranteed by the Company and is secured against the assets of Validus Re. The Talbot FAL Facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch.

        On November 19, 2009, the Company entered into an Amendment and Restatement of the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000, and to extend the support to the 2010 and 2011 underwriting years of account.

        On November 18, 2011, the Company entered into an Amendment and Restatement of the Talbot FAL Facility.

        As amended, the Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least ($2,589,615), and commencing with the end of the fiscal quarter ending December 31, 2011 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

17. Debt and financing arrangements (Continued)

        The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of December 31, 2011 the Company had $25,000 (December 31, 2010: $25,000) in outstanding letters of credit under this facility.

        As of December 31, 2011 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

        (iii)  IPC Syndicated Facility and IPC Bi-Lateral Facility

        IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the "IPC Facilities"). In July 2009, certain terms of these facilities were amended including suspending IPC's ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of December 31, 2011, $57,146 (December 31, 2010: $68,063) of outstanding letters of credit were issued under the IPC Bi-Lateral Facility.

        As of December 31, 2011and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.

18. Income taxes

        The Company provides for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. The Company is registered in Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not taxed on any Bermuda income or capital gains taxes and has received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, the Company will be exempt from those taxes until March 31, 2035.

        The Company has subsidiaries with operations in several locations outside Bermuda, including the United Kingdom, the United States, Singapore, Chile, Dubai, Ireland and Canada that are subject to the tax laws of those countries. Under current law, corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely. On July 19, 2011, the U.K. government passed the Finance Act 2011 which reduced the U.K. corporate income tax rate from 27% to 26% (treated as having come into force from April 1, 2011) and provided for a further reduction in the UK corporate income tax rate from 26% to 25% (effective April 1, 2012).

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Income before tax—Bermuda	$42,230	$400,631	$892,425
Income before tax—United Kingdom	1,415	4,275	814
Income before tax—Canada	301	784	409

Income before tax—Total	$43,946	$405,690	$893,648

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

18. Income taxes (Continued)

        Income tax expense (benefit) is comprised of current and deferred tax. Income tax expense (benefit) is as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Current	$8,977	$2,941	$(9)
Deferred	(8,153)	185	(3,750)

Income tax expense (benefit)	$824	$3,126	$(3,759)

        The table below details the tax charge by jurisdiction:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Expected tax provision at Bermuda
Statutory Rate of 0%	$—	$—	$—
Effect of taxable income generated in:
United Kingdom	389	1,374	4,158
Canada	151	1,231	760
Other jurisdictions	1,233	114	38

	986	2,719	4,956
Adjustments to prior period tax	(949)	407	(8,715)

Income tax expense (benefit)	$824	$3,126	$(3,759)

	Years Ended
	December 31, 2011	December 31, 2010
Deferred tax asset
UK tax losses carried forward	$(11,206)	$(9,684)
Timing differences	(3,162)	(780)

Deferred tax asset	(14,368)	(10,464)

Deferred tax liability
Underwriting profit taxable in future periods	31,088	35,372
Revenue to be taxed in future periods	—	—

Deferred tax liability	31,088	35,372

Net deferred tax liability	$16,720	$24,908

        Net deferred tax assets and liabilities represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by tax laws and regulations in countries in which the operations are taxable.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

18. Income taxes (Continued)

        The deferred tax liability for underwriting profit taxable in future periods arises because of a difference in timing, for tax payment purposes, between when Talbot syndicate underwriting income is subject to tax and when corresponding corporate name reinsurance premiums are allowable for tax. Under current U.K. tax legislation, syndicate underwriting income for a particular underwriting year of account is taxed in the year the syndicate closes. However the corresponding corporate name reinsurance premiums are allowable for tax as they are accounted for on an accruals basis.

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

        As of December 31, 2011, net operating loss carry forwards in the U.K. were approximately $43,100 (inclusive of cumulative currency translation adjustments) and have no expiration.

19. Commitments and contingencies

(a)   Concentrations of credit risk

        The Company's investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding government and agency securities. With the exception of the Company's bank loan portfolio, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At December 31, 2011, 1.2% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.0% of its investment portfolio, other than with respect to government and agency securities.

        The Company underwrites a significant amount of its reinsurance business through three particular brokers as set out below. Credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances to the Company. These companies are large, well established, and there are no indications that any of them are financially troubled. No other broker and no one insured or reinsured accounted for more than 10% of gross premiums written for the periods mentioned.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

19. Commitments and contingencies (Continued)

        The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2011, 2010 and 2009:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Marsh & McLennan	25.9%	25.5%	23.3%
Willis Group Holdings Ltd.	17.0%	17.1%	14.0%
Aon Benfield Group Ltd.	23.8%	22.6%	25.7%

(b)   Employment agreements

        The Company has entered into employment agreements with certain individuals that provide for option awards, executive benefits and severance payments under certain circumstances.

(c)   Operating leases

        The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2011 was approximately $5,752 (2010: $5,309, 2009: $4,308). Future minimum lease commitments are as follows:

2012	$4,874
2013	7,231
2014	6,907
2015	6,719
2016 and thereafter	43,238

$68,969

(d)   Funds at Lloyd's

        The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level which would call on this arrangement.

        Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on syndicate 1183's business plan, rating environment, reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd's ("FAL"), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2011 amounted to $473,800 (December 31, 2010: $441,000) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2010: $25,000).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

19. Commitments and contingencies (Continued)

        The FAL are provided for each year of account as follows:

	2012 Underwriting Year	2011 Underwriting Year	2010 Underwriting Year
Talbot FAL facility	$25,000	$25,000	$25,000
Group funds	448,800	416,000	427,000

Total	$473,800	$441,000	$452,000

        The amounts which the Company provides as FAL are not available for distribution to the Company for the payment of dividends. Talbot's corporate member may also be required to maintain funds under the control of Lloyd's in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

(e)   Lloyd's Central Fund

        Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2012 estimated premium income at Lloyd's of £600,000, the December 31, 2011 exchange rate of £1 equals $1.5523 and assuming the maximum 3% assessment the Company would be assessed approximately $27,941.

(f)    Aquiline Commitment

        On December 20, 2011, Validus Re, a wholly owned subsidiary of the Company, entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. The Company's remaining commitment at December 31, 2011 was $46,744.

20. Related party transactions

        The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.

        a)    On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates ("GSAM") under which GSAM provides investment management services for a portion of the Company's investment portfolio. For the years ended December 31, 2010 and 2009, GSAM was deemed to be a related party due to a combination of GSAM being a shareholder in the

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

20. Related party transactions (Continued)

Company and having an employee on the Company's Board of Directors during this period. For the year ended December 31, 2011, GSAM was no longer a related party due to the resignation of Sumit Rajpal from the Board of Directors effective February 7, 2011. Investment management fees earned by GSAM for the years ended December 31, 2010 and 2009 were $1,728 and $1,280, respectively. Management believes that the fees charged were consistent with those that would have been charged in arm's-length transactions with unrelated third parties.

        b)    Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the year ended December 31, 2011 of $1,464 (2010: $2,239; 2009: $nil) of which $330 was included in premiums receivable at December 31, 2011 (December 31, 2010: $378). The Company also recognized reinsurance premiums ceded during the year ended December 31, 2011 of $163 (2010: $738; 2009: $953), of which $21 were included in reinsurance balances payable at December 31, 2011 (December 31, 2010: $132). Earned premium adjustments of $1,524 were incurred during the year ended December 31, 2011 (2010: $1,024; 2009: $nil).

        Aquiline is also a shareholder of Tiger Risk Partners LLC ("Tiger Risk"). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk during the year ended December 31, 2011 of $1,142 (2010: $1,461; 2009: $1,231), of which $86 were included in accounts payable and accrued expenses at December 31, 2011 (December 31, 2010: $792).

        On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning, and Michael Carpenter, the Chairman of Talbot Holdings Ltd. and a director of the Company, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the year ended December 31, 2011 were $783 (2010: $379; 2009: $13), of which $203 were included in accounts payable and accrued expenses at December 31, 2011 (December 31, 2010: $97).

        On December 20, 2011, Validus Re, a wholly owned subsidiary of the Company, entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Pursuant to the Agreement, Validus Re paid $3,253 in paid and outstanding capital contributions, net of interest received, to the Partnership and in consideration, the Assignor assigned to Validus Re all of its rights and interests as a limited partner in the Partnership with respect to the Transferred Interest, including all amounts due and to become due to the Assignor with respect thereto. Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

20. Related party transactions (Continued)

        c)     On December 8, 2005, the Company entered into agreements with BlackRock Financial Management, Inc. ("BlackRock") under which BlackRock provided investment management services for part of the Company's investment portfolio. For the year ended December 31, 2009, BlackRock was deemed to be a related party due to a combination of Merrill Lynch (a shareholder of BlackRock) being a shareholder in the Company and having an employee on the Company's Board of Directors during this period. For the years ended December 31, 2011 and 2010, BlackRock was no longer a related party. Investment management fees earned by BlackRock for the year ended December 31, 2009 were $2,036. Management believes that the fees charged were consistent with those that would have been charged in arm's-length transactions with unrelated third parties.

        d)    Vestar Capital entities have an employee on the Company's Board of Directors who does not receive compensation from the Company. Sander M. Levy, a director of the Company, serves as Managing Director of Vestar Capital Partners. During 2009, Vestar Capital entities were shareholders of PARIS RE Holdings, Limited ("Paris Re"). On July 4, 2009, PartnerRe Ltd. ("PartnerRe") acquired the outstanding shares of Paris Re and as a result Paris Re was not a related party of the Company during the years ended December 31, 2011 and 2010. However, for the year ended December 31, 2009, pursuant to reinsurance agreements with Paris Re, the Company recognized gross premiums written of $5,176 and earned premium adjustments of $5,918.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

21. Earnings per share

        The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the years ended December 31, 2011, 2010 and 2009:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Basic earnings per share
Income	$43,122	$402,564	$897,407
Income attributable to noncontrolling interest	(21,793)	—	—

Income available to Validus	$21,329	$402,564	$897,407
less: Dividends and distributions declared on outstanding warrants	(7,644)	(6,991)	(6,507)

Income available to common shareholders	$13,685	$395,573	$890,900

Weighted average number of common shares outstanding	98,607,439	116,018,364	93,697,194
Basic earnings per share available to common shareholders	$0.14	$3.41	$9.51

Diluted earnings per share
Income	$43,122	$402,564	$897,407
Income attributable to noncontrolling interest	(21,793)	—	—

Income available to Validus	$21,329	$402,564	$897,407
less: Dividends and distributions declared on outstanding warrants	(7,644)	—	—

Income available to common shareholders	$13,685	$402,564	$897,407

Weighted average number of common shares outstanding	98,607,439	116,018,364	93,697,194
Share equivalents:
Warrants	—	2,657,258	2,220,096
Stock options	776,204	888,281	478,472
Unvested restricted shares	1,544,641	1,067,042	772,647

Weighted average number of diluted common shares outstanding	100,928,284	120,630,945	97,168,409

Diluted earnings per share available to common shareholders	$0.14	$3.34	$9.24

        Share equivalents that would result in the issuance of common shares of 181,105, 136,881 and 172,425 were outstanding for the years ended December 31, 2011, 2010 and 2009 respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

22. Segment information

        The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which two operating segments have been determined under U.S. GAAP segment reporting. The Company's operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.

Validus Re

        The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty, which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers' compensation, crisis management and motor.

        On September 4, 2009, the Company acquired all of the outstanding shares of IPC from a group of institutional and other investors. The primary lines in which IPC conducted business were property catastrophe reinsurance and, to a limited extent, property-per-risk excess, aviation (including satellite) and other short-tail reinsurance on a worldwide basis. For segmental reporting purposes, the results of IPC's operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

Talbot

        The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, accident & health and aviation classes of business on an insurance or facultative reinsurance basis and principally property, aerospace and marine classes of business on a treaty reinsurance basis.

Corporate and other reconciling items

        The Company has a "Corporate" function, which includes the activities of the parent company, and which carries out certain functions for the group. "Corporate" includes 'non-core' underwriting expenses, predominantly general and administrative and stock compensation expenses. "Corporate" also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, "Corporate" is reflected separately, however "Corporate" is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

22. Segment information (Continued)

Year Ended December 31, 2011	Validus Re	Talbot	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,190,220	$1,014,122	$(79,651)	$2,124,691
Reinsurance premiums ceded	(150,718)	(218,174)	79,651	(289,241)

Net premiums written	1,039,502	795,948	—	1,835,450
Change in unearned premiums	(7,611)	(25,696)	—	(33,307)

Net premiums earned	1,031,891	770,252	—	1,802,143

Underwriting deductions
Losses and loss expenses	759,305	485,096	—	1,244,401
Policy acquisition costs	160,134	157,334	(3,284)	314,184
General and administrative expenses	46,353	117,482	33,662	197,497
Share compensation expenses	9,309	8,582	16,405	34,296

Total underwriting deductions	975,101	768,494	46,783	1,790,378

Underwriting income (loss)	$56,790	$1,758	$(46,783)	$11,765
Net investment income	96,492	25,380	(9,576)	112,296
Other income	7,998	8,895	(11,175)	5,718
Finance expenses	(10,289)	(227)	(44,301)	(54,817)

Operating income (loss) before taxes	150,991	35,806	(111,835)	74,962
Tax (expense)	(18)	(651)	(155)	(824)

Net operating income (loss)	$150,973	$35,155	$(111,990)	$74,138
Net realized gains on investments	21,669	6,863	—	28,532
Net unrealized (losses) on investments	(16,039)	(3,952)	—	(19,991)
Foreign exchange (losses) gains	(19,987)	(2,188)	51	(22,124)
Transaction expenses(a)	—	—	(17,433)	(17,433)

Net income (loss)	$136,616	$35,878	$(129,372)	$43,122
Net income attributable to noncontrolling interest	(21,793)	—	—	(21,793)

Net income (loss) available to Validus	$114,823	$35,878	$(129,372)	$21,329

Selected ratios:
Net premiums written / Gross premiums written	87.3%	78.5%		86.4%
Losses and loss expenses	73.6%	63.0%		69.1%
Policy acquisition costs	15.5%	20.4%		17.4%
General and administrative expenses(b)	5.4%	16.4%		12.9%

Expense ratio	20.9%	36.8%		30.3%

Combined ratio	94.5%	99.8%		99.4%

Total assets	$4,826,234	$2,775,632	$16,605	$7,618,471

(a)
The transaction expenses relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(b)
Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

22. Segment information (Continued)

Year Ended December 31, 2010	Validus Re	Talbot	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,101,239	$981,073	$(91,746)	$1,990,566
Reinsurance premiums ceded	(63,147)	(258,081)	91,746	(229,482)

Net premiums written	1,038,092	722,992	—	1,761,084
Change in unearned premiums	13,108	(13,069)	—	39

Net premiums earned	1,051,200	709,923	—	1,761,123

Underwriting deductions
Losses and loss expenses	601,610	385,976	—	987,586
Policy acquisition costs	160,599	143,769	(11,469)	292,899
General and administrative expenses	45,617	114,043	49,630	209,290
Share compensation expenses	7,181	6,923	14,807	28,911

Total underwriting deductions	815,007	650,711	52,968	1,518,686

Underwriting income (loss)	$236,193	$59,212	$(52,968)	$242,437
Net investment income	113,968	29,287	(9,152)	134,103
Other income	4,211	12,802	(11,794)	5,219
Finance expenses	(5,471)	(3,140)	(47,259)	(55,870)

Operating income (loss) before taxes	348,901	98,161	(121,173)	325,889
Tax (expense)	(175)	(2,730)	(221)	(3,126)

Net operating income (loss)	$348,726	$95,431	$(121,394)	$322,763
Net realized gains on investments	23,637	8,861	—	32,498
Net unrealized gains on investments	45,276	676	—	45,952
Foreign exchange (losses) gains	(1,185)	2,091	445	1,351

Net income (loss)	$416,454	$107,059	$(120,949)	$402,564
Net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) available (attributable) to Validus	$416,454	$107,059	$(120,949)	$402,564

Selected ratios:
Net premiums written / Gross premiums written	94.3%	73.7%		88.5%
Losses and loss expenses	57.2%	54.4%		56.1%
Policy acquisition costs	15.3%	20.3%		16.6%
General and administrative expenses(a)	5.0%	17.0%		13.5%

Expense ratio	20.3%	37.3%		30.1%

Combined ratio	77.5%	91.7%		86.2%

Total Assets	$4,431,001	$2,599,158	$30,719	$7,060,878

(a)
Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

22. Segment information (Continued)

Year Ended December 31, 2009	Validus Re(b)	Talbot	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$768,084	$919,906	$(66,749)	$1,621,241
Reinsurance premiums ceded	(95,446)	(204,186)	66,749	(232,883)

Net premiums written	672,638	715,720	—	1,388,358
Change in unearned premiums	122,912	(61,693)	—	61,219

Net premiums earned	795,550	654,027	—	1,449,577

Underwriting deductions
Losses and loss expenses	186,704	337,053	—	523,757
Policy acquisition costs	127,433	139,932	(4,399)	262,966
General and administrative expenses	65,710	96,352	23,506	185,568
Share compensation expenses	7,576	7,171	12,290	27,037

Total underwriting deductions	387,423	580,508	31,397	999,328

Underwriting income (loss)	$408,127	$73,519	$(31,397)	$450,249
Net investment income	94,973	30,114	(6,314)	118,773
Other income	5,149	5,225	(5,740)	4,634
Finance expenses	(1,774)	(14,725)	(27,631)	(44,130)

Operating income (loss) before taxes	506,475	94,133	(71,082)	529,526
Tax (expense) benefit	(163)	3,922	—	3,759

Net operating income (loss)	$506,312	$98,055	$(71,082)	$533,285
Gain on bargain purchase, net of expenses	—	—	287,099	287,099
Realized gain on repurchase of debentures	—	—	4,444	4,444
Net realized (losses) on investments	(5,428)	(6,115)	—	(11,543)
Net unrealized gains on investments	75,209	9,587	—	84,796
Foreign exchange (losses) gains	(1,406)	676	56	(674)

Net income	$574,687	$102,203	$220,517	$897,407
Net income attributable to noncontrolling interest	—	—	—	—

Net income available to Validus	$574,687	$102,203	$220,517	$897,407

Selected ratios:
Net premiums written / Gross premiums written	87.6%	77.8%		85.6%
Losses and loss expenses	23.5%	51.5%		36.1%
Policy acquisition costs	16.0%	21.4%		18.1%
General and administrative expenses(a)	9.2%	15.8%		14.7%

Expense ratio	25.2%	37.2%		32.8%

Combined ratio	48.7%	88.7%		68.9%

Total assets	$4,865,771	$2,137,393	$15,976	$7,019,140

(a)
Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

(b)
Operating results of IPC have been included from the September 2009 date of acquisition.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

22. Segment information (Continued)

        The Company's exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Year ended December 31, 2011 Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$520,241	$117,178	$(9,494)	$627,925	29.6%
Worldwide excluding United States(a)	48,047	247,367	(14,146)	281,268	13.2%
Europe	89,705	52,018	(1,988)	139,735	6.6%
Latin America and Caribbean	43,627	94,859	(27,857)	110,629	5.2%
Japan	43,032	7,380	(458)	49,954	2.3%
Canada	518	10,583	(507)	10,594	0.5%
Rest of the world(b)	58,908	—	—	58,908	2.8%

Sub-total, non United States	283,837	412,207	(44,956)	651,088	30.6%
Worldwide including United States	121,941	50,723	(2,852)	169,812	8.0%
Marine and Aerospace(c)	264,201	434,014	(22,349)	675,866	31.8%

Total	$1,190,220	$1,014,122	$(79,651)	$2,124,691	100.0%

	Year ended December 31, 2010 Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$486,133	$110,944	$(8,543)	$588,534	29.6%
Worldwide excluding United States(a)	55,462	265,760	(7,051)	314,171	15.8%
Europe	105,321	50,074	(1,239)	154,156	7.7%
Latin America and Caribbean	70,650	83,274	(52,632)	101,292	5.1%
Japan	26,449	5,982	(177)	32,254	1.6%
Canada	177	11,892	(177)	11,892	0.6%
Rest of the world(b)	23,006	—	—	23,006	1.2%

Sub-total, non United States	281,065	416,982	(61,276)	636,771	32.0%
Worldwide including United States	91,259	49,212	(2,492)	137,979	6.9%
Marine and Aerospace(c)	242,782	403,935	(19,435)	627,282	31.5%

Total	$1,101,239	$981,073	$(91,746)	$1,990,566	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

22. Segment information (Continued)

	Year ended December 31, 2009 Gross premiums written
	Validus Re	Talbot	Eliminations	Total	%
United States	$353,119	$77,528	$(7,031)	$423,616	26.1%
Worldwide excluding United States(a)	39,970	264,057	(13,385)	290,642	17.9%
Europe	56,806	65,013	(3,287)	118,532	7.3%
Latin America and Caribbean	39,745	83,909	(36,592)	87,062	5.4%
Japan	19,812	4,986	(470)	24,328	1.5%
Canada	463	9,303	(470)	9,296	0.6%
Rest of the world(b)	24,303	—	—	24,303	1.5%

Sub-total, non United States	181,099	427,268	(54,204)	554,163	34.2%
Worldwide including United States	56,962	50,118	(3,053)	104,027	6.4%
Marine and Aerospace(c)	176,904	364,992	(2,461)	539,435	33.3%

Total	$768,084	$919,906	$(66,749)	$1,621,241	100.0%

(a)
Represents risks in two or more geographic zones.

(b)
Represents risks in one geographic zone.

(c)
Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

23. Statutory and regulatory requirements

        As disclosed in Note 19 (d), Syndicate 1183 and Talbot 2002 Underwriting Capital Ltd ("T02") are subject to regulation by the Council of Lloyd's. Syndicate 1183 and T02 are also subject to regulation by the U.K. Financial Services Authority ("FSA") under the Financial Services and Markets Act 2000.

        T02 is a corporate member of Lloyd's. As a corporate member of Lloyd's, T02 is bound by the rules of the Society of Lloyd's, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd's under powers conferred by the Lloyd's Act 1982. These rules (among other matters) prescribe T02's membership subscription, the level of its contribution to the Lloyd's central fund and the assets it must deposit with Lloyd's in support of its underwriting. The Council of Lloyd's has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member's participation on Lloyd's syndicates.

        The Company has four Bermuda-based subsidiaries, Validus Re, Validus Re Americas, Ltd. (formerly, IPCRe Limited), Talbot Insurance (Bermuda) Ltd. ("TIBL") and AlphaCat Reinsurance, Ltd. registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations ("The Act"). Under the Insurance Act, these subsidiaries are required to prepare Statutory Financial Statements and to file Statutory Financial Returns. These subsidiaries have to meet certain requirements for minimum solvency and liquidity ratios. Effective for statutory filings for the year ended December 31, 2008, the BMA introduced a risk-based capital model, or Bermuda Solvency Capital Requirement ("BSCR"), as a tool to assist the BMA in measuring risk and determining appropriate capitalization. As at December 31, 2011 and 2010, these requirements were met.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

23. Statutory and regulatory requirements (Continued)

        Statutory amounts based on draft regulatory filings for Validus Re, Validus Re Americas, Ltd. TIBL, and AlphaCat Reinsurance, Ltd. are set out below. The actual amounts significantly exceeded the relevant minimum amounts.

	Validus Re		Validus Re Americas, Ltd.
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Actual statutory capital and surplus	$3,304,837	$4,035,000	$125,000	$296,854
Actual share capital	2,670,447	2,667,249	125,000	250,000
Actual relevant assets	4,536,108	3,869,217	146,591	512,509

	AlphaCat Reinsurance, Ltd		TIBL
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Actual statutory capital and surplus	$133	$123	$457,374	$432,281
Actual share capital	120	120	62,731	62,731
Actual relevant assets	124,516	94,870	680,814	520,671

        The Bermuda Companies Act 1981 (the "Companies Act") limits the Company's ability to pay dividends and distributions to shareholders.

24. Subsequent events

(a)    Loss Events

        On February 2, 2012, the Company provided an initial estimate of losses from the Costa Concordia marine event that occurred on January 13, 2012. Based on a total industry insured loss estimate of $845,000 to $950,000, Validus expects its loss to be in the range of $50,000 to $65,000, net of reinstatement premiums and reinsurance. The Company has additional reinsurance in place if the ultimate industry loss increases above the current estimate.

        The above estimates are based on Validus' current evaluation of impacted contracts and information provided by customers and intermediaries. Due to the preliminary nature of reports and estimates of loss to date, Validus' actual losses from this event may vary materially from these estimates.

(b)    Quarterly Dividend

        On February 9, 2012, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on March 30, 2012 to holders of record on March 15, 2012.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

25. Condensed unaudited quarterly financial data

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$278,279	$391,129	$605,387	$849,896
Reinsurance premiums ceded	(16,489)	(30,586)	(132,346)	(109,820)

Net premiums written	261,790	360,543	473,041	740,076
Change in unearned premiums	226,556	98,081	(47,401)	(310,543)

Net premiums earned	488,346	458,624	425,640	429,533

Underwriting deductions
Losses and loss expenses	334,829	226,067	207,307	476,198
Policy acquisition costs	81,253	77,405	78,230	77,296
General and administrative expenses	52,253	35,926	60,841	48,477
Share compensation expenses	7,237	7,382	7,628	12,049

Total underwriting deductions	475,572	346,780	354,006	614,020

Underwriting income (loss)	$12,774	$111,844	$71,634	$(184,487)
Net investment income	28,080	27,747	26,494	29,975
Other income	3,517	—	595	1,606
Finance expenses	(13,520)	(10,935)	(16,361)	(14,001)

Operating income (loss) before taxes	30,851	128,656	82,362	(166,907)
Tax benefit (expense)	226	(2,538)	29	1,459

Net operating income (loss)	$31,077	$126,118	$82,391	$(165,448)
Net realized gains on investments	5,355	5,246	11,552	6,379
Net unrealized gains (losses) on investments	2,159	(27,848)	18,526	(12,828)
Foreign exchange gains (losses)	266	(19,932)	(1,991)	(467)
Transaction expenses(a)	(3,850)	(13,583)	—	—

Net income (loss)	$35,007	$70,001	$110,478	$(172,364)
Net income attributable to noncontrolling interest	(7,683)	(13,516)	(594)	—

Net income (loss) available (attributable) to Validus	$27,324	$56,485	$109,884	$(172,364)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	99,137,696	98,961,795	98,385,924	97,944,340
Diluted	101,324,291	100,823,335	104,562,450	97,944,340
Basic earnings (loss) per share available (attributable) to common shareholders	$0.26	$0.55	$1.10	$(1.78)
Diluted earnings (loss) per share available (attributable) to common shareholders	$0.25	$0.54	$1.05	$(1.78)
Selected ratios:
Losses and loss expenses	68.6%	49.3%	48.7%	110.9%
Expense ratio	28.8%	26.3%	34.5%	32.1%

Combined ratio	97.4%	75.6%	83.2%	143.0%

(a)
The transaction expenses relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

25. Condensed unaudited quarterly financial data (Continued)

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$258,731	$344,040	$516,861	$870,934
Reinsurance premiums ceded	(35,376)	(35,641)	(67,726)	(90,739)

Net premiums written	223,355	308,399	449,135	780,195
Change in unearned premiums	209,456	124,275	(11,191)	(322,501)

Net premiums earned	432,811	432,674	437,944	457,694

Underwriting deductions
Losses and loss expenses	155,225	158,936	194,894	478,531
Policy acquisition costs	75,523	67,074	74,126	76,176
General and administrative expenses	54,511	48,831	52,379	53,569
Share compensation expenses	7,871	7,618	6,846	6,576

Total underwriting deductions	293,130	282,459	328,245	614,852

Underwriting income (loss)	$139,681	$150,215	$109,699	$(157,158)
Net investment income	30,962	34,033	34,809	34,299
Other income	552	1,082	2,697	888
Finance expenses	(13,786)	(13,715)	(13,218)	(15,151)

Operating income (loss) before taxes	157,409	171,615	133,987	(137,122)
Tax (expense) benefit	(1,058)	1,422	(4,187)	697

Net operating income (loss)	$156,351	$173,037	$129,800	$(136,425)
Net realized (losses) gains on investments	(14,399)	23,058	12,441	11,398
Net unrealized (losses) gains on investments	(42,689)	31,588	41,640	15,413
Foreign exchange gains (losses)	3,424	10,790	(4,099)	(8,764)

Net income (loss)	$102,687	$238,473	$179,782	$(118,378)
Net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) available (attributable) to Validus	$102,687	$238,473	$179,782	$(118,378)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	105,828,739	110,601,888	121,009,553	126,633,277
Diluted	111,316,736	114,842,742	125,152,300	126,633,277
Basic earnings (loss) per share available (attributable) to common shareholders	$0.95	$2.14	$1.47	$(0.95)
Diluted earnings (loss) per share available (attributable) to common shareholders	$0.92	$2.08	$1.44	$(0.95)
Selected Ratios:
Losses and loss expenses	35.9%	36.7%	44.5%	104.6%
Expense ratio	31.8%	28.5%	30.4%	29.7%

Combined ratio	67.7%	65.2%	74.9%	134.3%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (Continued)

(Expressed in thousands of U.S. dollars, except share and per share information)

25. Condensed unaudited quarterly financial data (Continued)

	Quarters Ended(a)
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$255,289	$331,028	$425,032	$609,892
Reinsurance premiums ceded	(30,393)	(67,687)	(62,291)	(72,512)

Net premiums written	224,896	263,341	362,741	537,380
Change in unearned premiums	203,005	111,376	(34,541)	(218,621)

Net premiums earned	427,901	374,717	328,200	318,759

Underwriting deductions
Losses and loss expenses	133,020	134,152	124,751	131,834
Policy acquisition costs	72,843	64,236	64,438	61,449
General and administrative expenses	60,253	46,036	41,200	38,079
Share compensation expenses	8,189	5,862	5,632	7,354

Total underwriting deductions	274,305	250,286	236,021	238,716

Underwriting income	$153,596	$124,431	$92,179	$80,043
Net investment income	35,506	29,532	26,963	26,772
Other income	1,759	1,101	1,017	757
Finance expenses	(14,398)	(11,257)	(10,752)	(7,723)

Operating income before taxes	176,463	143,807	109,407	99,849
Tax benefit	458	1,799	976	526

Net operating income	$176,921	$145,606	$110,383	$100,375
Gain on bargain purchase, net of expenses	—	302,950	(15,851)	—
Realized gain on repurchase of debentures	4,444	—	—	—
Net realized gains (losses) on investments	9,099	5,429	(2,650)	(23,421)
Net unrealized (losses) gains on investments	(25,043)	50,437	37,249	22,153
Foreign exchange gains (losses)	338	(5,244)	8,432	(4,200)

Net income	$165,759	$499,178	$137,563	$94,907
Net income attributable to noncontrolling interest	—	—	—	—

Net income available to Validus	$165,759	$499,178	$137,563	$94,907

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	130,413,790	92,492,373	76,138,038	75,744,577
Diluted	134,794,120	95,834,809	78,942,065	79,102,643
Basic earnings per share available to common shareholders	$1.26	$5.38	$1.79	$1.23
Diluted earnings per share available to common shareholders	$1.23	$5.21	$1.74	$1.20
Selected Ratios:
Losses and loss expenses	31.1%	35.8%	38.0%	41.4%
Expense ratio	33.0%	30.9%	33.9%	33.6%

Combined ratio	64.1%	66.7%	71.9%	75.0%

(a)
Operating results of IPC have been included from the September 2009 date of acquisition.

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2011
(Expressed in thousands of U.S. dollars)

	Amortized cost	Fair value	Amount at which shown on the Balance Sheet
U.S. Government and Government Agency	$1,170,810	$1,182,393	$1,182,393
Non-U.S. Government and Government Agency	446,258	449,358	449,358
States, municipalities, political subdivision	25,715	26,291	26,291
Agency residential mortgage-backed securities	451,751	468,054	468,054
Non-Agency residential mortgage-backed securities	39,134	32,706	32,706
U.S. corporate	1,314,375	1,329,758	1,329,758
Non-U.S. corporate	577,743	579,675	579,675
Bank loans	475,770	467,256	467,256
Catastrophe bonds	29,250	29,952	29,952
Asset-backed securities	328,497	328,299	328,299
Commercial mortgage-backed securities	402	403	403

Total fixed maturities	4,859,705	4,894,145	4,894,145
Total short-term investments	280,299	280,191	280,191
Total other investments	15,002	16,787	16,787

Total	$5,155,006	$5,191,123	$5,191,123

SCHEDULE II
VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2011 and 2010
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$4,944	$22,235
Investment in subsidiaries on an equity basis	4,101,389	4,142,322
Other assets	4,747	5,805

Total assets	$4,111,080	$4,170,362

LIABILITIES
Balances due to subsidiaries	$45,808	$46,537
Accounts payable and accrued expenses	19,865	22,120
Senior notes payable	246,982	246,874
Debentures payable	350,000	350,000

Total liabilities	662,655	665,531

Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2011—134,503,065; 2010—132,838,111; Outstanding: 2011—99,471,080; 2010—98,001,226)	23,538	23,247
Treasury shares (2011—35,031,985; 2010—34,836,885)	(6,131)	(6,096)
Additional paid-in capital	1,893,890	1,860,960
Accumulated other comprehensive (loss)	(6,601)	(5,455)
Retained earnings	1,543,729	1,632,175

Total shareholders' equity	3,448,425	3,504,831

Total liabilities and shareholders' equity	$4,111,080	$4,170,362

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues
Net investment income	$6	$2	$14
Other income	5,321	—	—
Foreign exchange gains	158	154	56

Total revenues	5,485	156	70
Expenses
General and administrative expenses	44,276	37,601	25,404
Share compensation expenses	11,598	8,899	—
Finance expenses	49,530	52,485	31,716
Transaction expenses	16,285	—	—

Total expenses	121,689	98,985	57,120

(Loss) before equity in net earnings of subsidiaries	(116,204)	(98,829)	(57,050)
Equity in net earnings of subsidiaries	137,533	501,393	954,457

Net income	$21,329	$402,564	$897,407

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows provided by (used in) operating activities
Net income	$21,329	$402,564	$897,407
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(137,533)	(501,393)	(954,457)
Dividends received from subsidiaries	200,000	760,000	223,959
Share compensation expenses	11,598	8,899	—
Amortization of discount on senior notes	108	81	—
Change in:
Other assets	1,058	(2,203)	52
Balances due from subsidiaries	—	5,336	(5,336)
Balances due to subsidiaries	(729)	46,537	(679)
Accounts payable and accrued expenses	(4,321)	3,597	13,360

Net cash provided by operating activities	91,510	723,418	174,306

Cash flows provided by (used in) investing activities
Investment in subsidiaries	—	—	(7,459)

Net cash (used in) investing activities	—	—	(7,459)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	—	246,793	—
Issuance of common shares, net	4,885	7,966	1,250
Purchases of common shares under repurchase program	(5,995)	(856,926)	(84,164)
Dividends paid	(107,691)	(105,662)	(80,318)

Net cash (used in) financing activities	(108,801)	(707,829)	(163,232)

Net (decrease) increase in cash	(17,291)	15,589	3,615
Cash and cash equivalents—beginning of period	22,235	6,646	3,031

Cash and cash equivalents—end of period	$4,944	$22,235	$6,646

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2011, 2010 and 2009
(Expressed in thousands of U.S. dollars)

	As at and for the year ended December 31, 2011
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$57,807	$1,360,849	$321,147	$1,031,891	$96,492	$759,305	$160,134	$55,662	$1,039,502
Talbot	74,345	1,377,561	481,261	770,252	25,380	485,096	157,334	126,064	795,948
Corporate & Eliminations	(10,647)	(107,267)	(30,026)	—	(9,576)	—	(3,284)	50,067	—

Total	$121,505	$2,631,143	$772,382	$1,802,143	$112,296	$1,244,401	$314,184	$231,793	$1,835,450

	As at and for the year ended December 31, 2010
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$57,982	$998,165	$299,250	$1,051,200	$113,968	$601,610	$160,599	$52,798	$1,038,092
Talbot	74,846	1,191,548	454,927	709,923	29,287	385,976	143,769	120,966	722,992
Corporate & Eliminations	(8,931)	(153,740)	(25,661)	—	(9,152)	—	(11,469)	64,437	—

Total	$123,897	$2,035,973	$728,516	$1,761,123	$134,103	$987,586	$292,899	$238,201	$1,761,084

	As at and for the year ended December 31, 2009
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$54,325	$742,510	$325,260	$795,550	$94,973	$186,704	$127,433	$73,286	$672,638
Talbot	68,341	903,986	427,284	654,027	30,114	337,053	139,932	103,523	715,720
Corporate & Eliminations	(10,337)	(24,362)	(28,440)	—	(6,314)	—	(4,399)	35,796	—

Total	$112,329	$1,622,134	$724,104	$1,449,577	$118,773	$523,757	$262,966	$212,605	$1,388,358

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
REINSURANCE
As at and for the years ended December 31, 2011, 2010 and 2009
(Expressed in thousands of U.S. dollars)

	Gross	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2011	$510,200	$289,241	$1,614,491	$1,835,450	88%
Year Ended December 31, 2010	460,337	229,482	1,530,229	1,761,084	87%
Year Ended December 31, 2009	459,771	232,883	1,161,470	1,388,358	84%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
INSURANCE OPERATIONS
As at and for the years ended December 31, 2011, 2010 and 2009
(Expressed in thousands of U.S. dollars)

						Losses and loss expenses incurred related to
		Reserves for losses and loss expenses						Net paid losses and loss expenses	Amortization of deferred acquisition costs
Affiliation with registrant	Deferred acquisition costs		Reserves for unearned premiums	Net earned premiums	Net investment income	Current year	Prior year			Net premiums written
Consolidated Subsidiaries
2011	$121,505	$2,631,143	$772,382	$1,802,143	$112,296	$1,400,520	$(156,119)	$743,026	$314,184	$1,835,450
2010	123,897	2,035,973	728,516	1,761,123	134,103	1,144,196	(156,610)	673,422	292,899	1,761,084
2009	112,329	1,622,134	724,104	1,449,577	118,773	625,810	(102,053)	507,435	262,966	1,388,358