Form 10-Q
period 2012-03-31
VALIDUS HOLDINGS LTD
filed 2012-05-03
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012 there were 99,343,415 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Validus Holdings, Ltd.

Consolidated Balance Sheets

As at March 31, 2012 (unaudited) and December 31, 2011

(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2012 - $4,951,881; 2011 - $4,859,705)	$5,015,210	$4,894,145
Short-term investments, at fair value (amortized cost: 2012 - $304,150; 2011 - $280,299)	304,149	280,191
Other investments, at fair value (amortized cost: 2012 - $15,938; 2011 - $15,002)	16,803	16,787
Cash and cash equivalents	917,396	832,844
Total investments and cash	6,253,558	6,023,967
Investment in non-consolidated affiliate	56,398	53,031
Premiums receivable	894,698	646,354
Deferred acquisition costs	170,722	121,505
Prepaid reinsurance premiums	125,407	91,381
Securities lending collateral	419	7,736
Loss reserves recoverable	351,292	372,485
Paid losses recoverable	47,657	90,495
Income taxes recoverable	967	—
Intangible assets	113,691	114,731
Goodwill	20,393	20,393
Accrued investment income	24,387	25,906
Other assets	62,280	50,487
Total assets	$8,121,869	$7,618,471

Liabilities
Reserve for losses and loss expenses	$2,649,610	$2,631,143
Unearned premiums	1,085,446	772,382
Reinsurance balances payable	152,724	119,899
Securities lending payable	1,108	8,462
Deferred income taxes	17,556	16,720
Net payable for investments purchased	63,427	1,256
Accounts payable and accrued expenses	75,678	83,402
Senior notes payable	247,009	246,982
Debentures payable	289,800	289,800
Total liabilities	$4,582,358	$4,170,046

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2012 - 134,745,003; 2011 - 134,503,065; Outstanding: 2012 - 99,340,458; 2011 - 99,471,080)	$23,580	$23,538
Treasury shares (2012 - 35,404,545; 2011 - 35,031,985)	(6,196)	(6,131)
Additional paid-in-capital	1,886,776	1,893,890
Accumulated other comprehensive (loss)	(5,208)	(6,601)
Retained earnings	1,640,559	1,543,729
Total shareholders’ equity	$3,539,511	$3,448,425

Total liabilities and shareholders’ equity	$8,121,869	$7,618,471

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$837,289	$849,896
Reinsurance premiums ceded	(107,052)	(109,820)
Net premiums written	730,237	740,076
Change in unearned premiums	(279,038)	(310,543)
Net premiums earned	451,199	429,533
Net investment income	27,760	29,975
Net realized gains on investments	7,532	6,379
Net unrealized gains (losses) on investments	20,671	(12,828)
Other income	8,891	1,606
Foreign exchange gains (losses)	3,166	(467)
Total revenues	519,219	454,198

Expenses
Losses and loss expenses	231,989	476,198
Policy acquisition costs	78,132	77,296
General and administrative expenses	66,375	48,477
Share compensation expenses	5,438	12,049
Finance expenses	16,279	14,001
Total expenses	398,213	628,021

Net income (loss) before taxes	121,006	(173,823)
Tax (expense) benefit	(139)	1,459
Equity earnings in non-consolidated affiliate	3,367	—
Net income (loss)	$124,234	$(172,364)

Other comprehensive income
Foreign currency translation adjustments	1,393	957

Other comprehensive income	1,393	957

Comprehensive income (loss)	$125,627	$(171,407)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	99,425,140	97,944,340
Diluted	105,096,090	97,944,340

Basic earnings (loss) per share	$1.23	$(1.78)
Diluted earnings (loss) per share	$1.18	$(1.78)

Cash dividends declared per share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$23,538	$23,247
Common shares issued, net	42	84
Balance - End of period	$23,580	$23,331

Treasury shares
Balance - Beginning of period	$(6,131)	$(6,096)
Repurchase of common shares	(65)	(35)
Balance - End of period	$(6,196)	$(6,131)

Additional paid-in capital
Balance - Beginning of period	$1,893,890	$1,860,960
Common shares (redeemed) issued, net	(1,309)	3,055
Repurchase of common shares	(11,243)	(5,960)
Share compensation expenses	5,438	12,049
Balance - End of period	$1,886,776	$1,870,104

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(6,601)	$(5,455)
Foreign currency translation adjustments	1,393	957
Balance - End of period	$(5,208)	$(4,498)

Retained earnings
Balance - Beginning of period	$1,543,729	$1,632,175
Dividends	(27,404)	(27,296)
Net income (loss)	124,234	(172,364)
Balance - End of period	$1,640,559	$1,432,515

Total shareholders’ equity	$3,539,511	$3,315,321

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income (loss)	$124,234	$(172,364)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	5,438	12,049
Amortization of discount on senior notes	27	27
Net realized (gains) on investments	(7,532)	(6,379)
Net unrealized (gains) losses on investments	(20,671)	12,828
Amortization of intangible assets	1,040	1,040
Equity earnings in investment in non-consolidated affiliate	(3,367)	—
Foreign exchange (gains) included in net income	(13,070)	(4,694)
Amortization of premium on fixed maturities	7,517	8,542
Change in:
Premiums receivable	(246,039)	(345,025)
Deferred acquisition costs	(49,217)	(50,464)
Prepaid reinsurance premiums	(34,026)	(44,105)
Loss reserves recoverable	22,916	(168,836)
Paid losses recoverable	42,903	1,546
Income taxes recoverable	(1,004)	306
Accrued investment income	1,565	444
Other assets	(10,880)	5,409
Reserve for losses and loss expenses	8,702	489,356
Unearned premiums	313,064	354,648
Reinsurance balances payable	31,701	92,655
Deferred income taxes	1,029	(3,891)
Accounts payable and accrued expenses	(9,425)	(14,535)
Net cash provided by operating activities	164,905	168,557

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	939,646	1,581,206
Proceeds on maturities of investments	108,360	108,629
Purchases of fixed maturities	(1,080,442)	(1,449,698)
Purchases of short-term investments, net	(23,943)	(292,131)
Purchases of other investments	(947)	—
Decrease (increase) in securities lending collateral	7,354	(10,785)
Net cash (used in) investing activities	(49,972)	(62,779)

Cash flows provided by (used in) financing activities
(Redemption) issuance of common shares, net	(1,267)	3,139
Purchases of common shares under share repurchase program	(11,308)	(5,995)
Dividends paid	(26,997)	(27,196)
(Decrease) increase in securities lending payable	(7,354)	10,785
Net cash (used in) financing activities	(46,926)	(19,267)

Effect of foreign currency rate changes on cash and cash equivalents	16,545	10,193

Net increase in cash	84,552	96,704

Cash and cash equivalents - beginning of period	$832,844	$620,740

Cash and cash equivalents - end of period	$917,396	$717,444

Taxes paid during the period	$3,194	$26

Interest paid during the period	$15,611	$17,458

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

1.  Basis of preparation and consolidation

These unaudited consolidated financial statements include Validus Holdings, Ltd. and its subsidiaries (together, the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

2.  Recent accounting pronouncements

(a) Adoption of New Accounting Standards

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 indefinitely defers certain reclassification adjustment provisions of ASU 2011-05. ASU 2011-12 is also effective for interim and annual periods beginning after December 15, 2011. Effective January 1, 2012, the Company retrospectively adopted this guidance.  The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Fair Value Measurement and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The objective of ASU 2011-04 is to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in ASC Topic 820 “Fair Value Measurements”. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  Effective January 1, 2012, the Company prospectively adopted this amended guidance.  The adoption of this guidance did not impact our results of operations, financial condition or liquidity.  The adoption of this guidance did not have a significant impact on the current disclosures included in Note 3 — Investments.

(b) Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds, U.S. agency and non-agency mortgage and asset-backed securities and bank loans. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. A fund of hedge funds and a private equity investment are the only financial instruments in this category as at March 31, 2012.

Other investments consist of an investment in a fund of hedge funds, a private equity investment and a deferred compensation trust held in mutual funds. The fund of hedge funds is a side pocket valued at $4,978 at March 31, 2012. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund’s administrator provides monthly reported net asset values (“NAV”) with a one-month delay in its valuation. As a result, the funds administrator’s February 29, 2012 NAV was used as a partial basis for fair value measurement in the Company’s March 31, 2012 balance sheet. The fund manager provides an estimate of the performance of the fund for the following month based on the estimated performance provided from the underlying third-party funds. The Company utilizes the fund investment manager’s primary market approach estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the estimated NAV and the one-month delayed fund administrator’s NAV. Immaterial variances are recorded in the following reporting period. The private equity investment is also valued using both observable and significant unobservable inputs.

At March 31, 2012, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,216,891	$—	$1,216,891
Non-U.S. Government and Government Agency	—	406,754	—	406,754
States, municipalities, political subdivision	—	25,784	—	25,784
Agency residential mortgage-backed securities	—	470,868	—	470,868
Non-Agency residential mortgage-backed securities	—	33,449	—	33,449
U.S. corporate	—	1,354,566	—	1,354,566
Non-U.S. corporate	—	631,522	—	631,522
Bank loans	—	490,147	—	490,147
Catastrophe bonds	—	29,355	—	29,355
Asset-backed securities	—	355,874	—	355,874
Commercial mortgage-backed securities	—	—	—	—
Total fixed maturities	—	5,015,210	—	5,015,210
Short-term investments	297,303	6,846	—	304,149
Fund of hedge funds / Private equity investment	—	—	8,325	8,325
Mutual funds	—	8,478	—	8,478
Total	$297,303	$5,030,534	$8,325	$5,336,162

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2011, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

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

At March 31, 2012, Level 3 investments totaled $8,325, representing 0.2% of total investments measured at fair value on a recurring basis. At December 31, 2011, Level 3 investments totaled $8,880 representing 0.2% of total investments measured at fair value on a recurring basis.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ending March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$8,880	$8,880
Purchases	—	1,529	1,529
Sales	—	(620)	(620)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	28	28
Unrealized (losses)	—	(1,492)	(1,492)
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$8,325	$8,325

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$12,892	$12,892
Purchases	—	—	—
Sales	—	(2,562)	(2,562)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	260	260
Unrealized (losses)	—	123	123
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$10,713	$10,713

(b) Net investment income

Net investment income was derived from the following sources:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Fixed maturities and short-term investments	$27,276	$28,935
Cash and cash equivalents	2,317	2,581
Securities lending income	5	16
Total gross investment income	29,598	31,532
Investment expenses	(1,838)	(1,557)
Net investment income	$27,760	$29,975

(c) Fixed maturity and short-term investments

The following represents an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$10,008	$15,765
Gross realized (losses)	(2,476)	(9,386)
Net realized gains on investments	7,532	6,379
Net unrealized gains on securities lending	37	30
Change in net unrealized gains (losses) on investments	20,634	(12,858)
Total net realized gains and change in net unrealized gains (losses) on investments	$28,203	$(6,449)

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at March 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,211,508	$6,900	$(1,517)	$1,216,891
Non-U.S. Government and Government Agency	398,550	9,100	(896)	406,754
States, municipalities, political subdivision	25,101	683	—	25,784
Agency residential mortgage-backed securities	454,249	16,837	(218)	470,868
Non-Agency residential mortgage-backed securities	37,711	259	(4,521)	33,449
U.S. corporate	1,327,830	28,697	(1,961)	1,354,566
Non-U.S. corporate	623,577	8,905	(960)	631,522
Bank loans	489,058	4,331	(3,242)	490,147
Catastrophe bonds	29,250	166	(61)	29,355
Asset-backed securities	355,047	1,586	(759)	355,874
Commercial mortgage-backed securities	—	—	—	—

Total fixed maturities	4,951,881	77,464	(14,135)	5,015,210
Total short-term investments	304,150	3	(4)	304,149
Total other investments	15,938	2,301	(1,436)	16,803

Total	$5,271,969	$79,768	$(15,575)	$5,336,162

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

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2012 and December 31, 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$852,954	17.0%	$882,912	18.0%
AA	2,114,001	42.2%	2,077,981	42.5%
A	1,192,091	23.8%	1,078,793	22.0%
BBB	323,226	6.4%	345,091	7.1%
Investment grade	4,482,272	89.4%	4,384,777	89.6%

BB	285,476	5.7%	254,409	5.2%
B	223,175	4.4%	231,420	4.7%
CCC	12,760	0.3%	12,578	0.3%
CC	4,944	0.1%	4,605	0.1%
D/NR	6,583	0.1%	6,356	0.1%
Non-Investment grade	532,938	10.6%	509,368	10.4%

Total Fixed Maturities	$5,015,210	100.0%	$4,894,145	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at March 31, 2012 and December 31, 2011 are shown by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$498,365	$503,282	$520,631	$523,107
Due after one year through five years	3,208,987	3,251,358	3,160,647	3,186,711
Due after five years through ten years	383,404	386,216	350,459	346,654
Due after ten years	14,118	14,163	8,184	8,211
	4,104,874	4,155,019	4,039,921	4,064,683
Asset-backed and mortgage-backed securities	847,007	860,191	819,784	829,462
Total	$4,951,881	$5,015,210	$4,859,705	$4,894,145

The Company has a four year, $525,000 secured letter of credit facility provided by a syndicate of commercial banks (the “Four Year Secured Facility”). At March 31, 2012, approximately $327,829 (December 31, 2011: $nil) of letters of credit were issued and outstanding under this facility for which $458,980 of investments were pledged as collateral (December 31, 2011: $nil). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”).  On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At March 31, 2012, $25,000 (December 31, 2011: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $44,384 of investments were pledged as collateral (December 31, 2011: $44,623). In addition, $2,064,780 of investments were held in trust at March 31, 2012 (December 31, 2011: $2,129,570). Of those, $1,730,946 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2011: $1,686,586). In 2009, the Company entered into a $500,000 secured letter of credit facility provided by Citibank Europe plc (the “Secured Bi-Lateral Letter of Credit Facility”).  At March 31, 2012 approximately $116 (December 31, 2011: $nil) of letters of credit were issued and outstanding under this facility for which $1,010 of investments were pledged as collateral (December 31, 2011: $nil).

The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (the “IPC Acquisition”).  A Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed.  At March 31, 2012, the IPC Bi-Lateral Facility had $51,583 (December 31, 2011: $57,146) letters of credit issued and outstanding for which $107,674 (December 31, 2011: $105,428) of investments were held in an associated collateral account.

(d)         Securities lending

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at March 31, 2012, the Company had $1,083 (December 31, 2011: $8,286) in securities on loan. During the three months ended March 31, 2012, the Company recorded a $37 unrealized gain on this collateral on its Statements of Comprehensive Income (Loss) (March 31, 2011: unrealized gain $30).

Securities lending collateral reinvested includes corporate floating rate securities and overnight repos with an average reset period of 1.0 days (December 31, 2011: 3.9 days). As at March 31, 2012, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$292	$—	$292
Short-term investments	127	—	—	127
Total	$127	$292	$—	$419

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

The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at March 31, 2012 and December 31, 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
NR	292	69.7%	255	3.3%
	292	69.7%	255	3.3%
NR- Short-term investments (a)	127	30.3%	7,481	96.7%
Total	$419	100.0%	$7,736	100.0%

(a) This amount relates to certain short-term investments with short original maturities which are generally not rated.

The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at March 31, 2012 and December 31, 2011 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$108	$127	$7,462	$7,481
Due after one year through five years	1,000	292	1,000	255
Total	$1,108	$419	$8,462	$7,736

4. Investment in AlphaCat Re 2011, Ltd.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. (“AlphaCat Re 2011”), a special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance.  At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re’s common shares to one of the third party investors.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011’s outstanding voting rights decreased to 43.7%.  As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at March 31, 2012. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the year ended December 31, 2011 was recorded in the Consolidated Statements of Comprehensive Income as net income attributable to noncontrolling interest.

The following table presents a reconciliation of the beginning and ending investment in non-consolidated affiliate balances for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Investment in non- consolidated affiliate
As at December 31, 2011	$53,031
Equity earnings in non-consolidated affiliate	3,367
As at March 31, 2012	$56,398

The following table presents the Company’s equity investment in AlphaCat Re 2011 at March 31, 2012:

	Investment in non-consolidated affiliate
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$56,398

5.  Derivative instruments used in hedging activities

The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures. During the year ended December 31, 2010, the Company entered into a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP). The CLP foreign currency forward contract was renewed during the three months ended March 31, 2012.  During the three months ended March 31, 2011, the Company entered into three foreign currency forward exchange contracts to mitigate the risk of fluctuations in the Euro and Australian dollar to U.S. dollar rates. One of the contracts was renewed during the three months ended March 31, 2012. During the three months ended June 30, 2011, the Company entered into a foreign currency forward exchange contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Japanese Yen. The Yen foreign currency forward contract was renewed during the three months ended March 31, 2012.  During the three months ended December 31, 2011, the Company entered into an additional foreign currency forward contract to mitigate the risk of fluctuations in the Euro to U.S. dollar rates. This contract was renewed during the three months ended March 31, 2012.  During the three months ended March 31, 2012, the Company entered into an additional foreign currency forward contract to mitigate the risk of fluctuations in the Euro to U.S. dollar rates.  The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at March 31, 2012:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value

Foreign exchange contracts	$104,300	Other assets	$—	Accounts payable and accrued expenses	$676

The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2011:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value

Foreign exchange contract	$75,323	Other assets	$476	Accounts payable and accrued expenses	$—

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

The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three months ended March 31, 2012 and 2011:

		Three Months Ended March 31, 2012
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)

Foreign exchange	Foreign exchange (losses) gains	$(3,319)	$3,319	$—

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

		Three Months Ended March 31, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)

Foreign exchange	Foreign exchange (losses) gains	$(3,822)	$3,822	$—

6.    Reserve for losses and loss expenses

Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid loss expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,
	2012	2011

Reserve for losses and loss expenses, beginning of period	$2,631,143	$2,035,973
Losses and loss expenses recoverable	(372,485)	(283,134)
Net reserves for losses and loss expenses, beginning of period	2,258,658	1,752,839
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	262,413	502,714
Prior years	(30,424)	(26,516)
Total incurred losses and loss expenses	231,989	476,198
Total net paid losses	(204,223)	(163,257)
Foreign exchange	11,894	14,934
Net reserve for losses and loss expenses, end of period	2,298,318	2,080,714
Losses and loss expenses recoverable	351,292	453,701
Reserve for losses and loss expenses, end of period	$2,649,610	$2,534,415

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

(a)         Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2012, 99.7% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $97,048 of IBNR recoverable (December 31, 2011: $125,298). Reinsurance recoverables by reinsurer are as follows:

	March 31, 2012		December 31, 2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$313,589	78.6%	$323,315	69.8%
Other reinsurers’ balances > $1 million	78,870	19.8%	132,417	28.6%
Other reinsurers’ balances < $1 million	6,490	1.6%	7,248	1.6%
Total	$398,949	100.0%	$462,980	100.0%

	March 31, 2012
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$82,289	26.4%
Allianz	AA-	45,000	14.3%
Everest Re	A+	44,304	14.1%
Hannover Re	AA-	40,219	12.8%
Transatlantic Re	A+	21,297	6.8%
Amlin AG	A	18,307	5.8%
Odyssey Reinsurance Company	A-	16,269	5.2%
Swiss Re	AA-	15,809	5.0%
Hiscox Insurance Company (Bermuda) Ltd.	A	15,801	5.0%
Fully Collateralized	NR	14,294	4.6%
Total		$313,589	100.0%

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2011
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$77,419	24.0%
Allianz	AA-	59,764	18.5%
Hannover Re	AA-	39,762	12.3%
Everest Re	A+	38,618	11.9%
Transatlantic Re	A+	21,344	6.6%
Tokio Millenium Re Ltd	AA-	20,432	6.3%
Fully Collateralized	NR	18,140	5.6%
Odyssey Reinsurance Company	A-	16,737	5.2%
Platinum Underwriters	A	15,833	4.9%
Munich Re	AA-	15,266	4.7%
Total		$323,315	100.0%

At March 31, 2012 and December 31, 2011, the provision for uncollectible reinsurance relating to losses recoverable was $6,286 and $6,821, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $398,949 reinsurance recoverable at March 31, 2012 (December 31, 2011: $462,980), $14,294 was fully collateralized (December 31, 2011: $18,140).

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

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased 35,404,545 common shares for an aggregate purchase price of $958,478 from the inception of its share repurchase program to May 1, 2012. The Company has $370,695 remaining under its authorized share repurchase program.

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

The following table is a summary of the common shares issued and outstanding:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	229,688
Restricted share units vested, net of shares withheld	5,101
Employee seller shares vested	—
Options exercised	7,149
Warrants exercised	—
Direct issuance of common stock	—
Common shares issued, March 31, 2012	134,745,003
Shares repurchased	(35,404,545)
Common shares outstanding, March 31, 2012	99,340,458

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	274,966
Restricted share units vested, net of shares withheld	5,376
Employee seller shares vested	—
Options exercised	201,709
Warrants exercised	—
Common shares issued, March 31, 2011	133,320,162
Shares repurchased	(35,031,985)
Common shares outstanding, March 31, 2011	98,288,177

(b)         Warrants

During the three months ended March 31, 2012 and 2011, no warrants were exercised.

(c)          Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of deferred share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  The total outstanding deferred share units at March 31, 2012 were 4,888 (December 31, 2011: 4,850).

(d)         Dividends

On February 9, 2012, the Company announced a quarterly cash dividend of $0.25 (2011: $0.25) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 30, 2012 to holders of record on March 15, 2012.

9.  Stock plans

(a)         Long Term Incentive Plan and Short Term Incentive Plan

The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

(“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 4,104,307 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

i.                       Options

Options may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest either ratably or at the end of the required service period from the date of grant. Fair value of the option awards at the date of grant is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used for all grants to date:

Year	Weighted average risk free interest rate	Weighted average dividend yield	Expected life (years)	Expected volatility
2009	3.9%	3.7%	2	34.6%
2010 (a)	n/a	n/a	n/a	n/a
2011 (a)	n/a	n/a	n/a	n/a

(a) The Company has not granted any stock option awards since September 4, 2009.

Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data was not available and the options met the requirement as set out in the guidance.

Share compensation expenses of $135 were recorded for the three months ended March 31, 2012 (2011: $1,247). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to options for the three months ended March 31, 2012 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options granted	—	—	—
Options exercised	(7,149)	6.90	24.69
Options forfeited	—	—	—
Options outstanding, March 31, 2012	2,255,863	$6.69	$20.10
Options exercisable at March 31, 2012	2,227,043	$6.64	$20.08

Activity with respect to options for the three months ended March 31, 2011 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Options	Fair Value	Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options granted	—	—	—
Options exercised	(201,709)	4.48	21.94
Options forfeited	—	—	—
Options outstanding, March 31, 2011	2,521,975	$6.92	$20.05
Options exercisable at March 31, 2011	2,399,880	$6.81	$19.94

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2012, there were $7 (December 31, 2011: $141) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.1 year (December 31, 2011: 0.2 years).

ii.                  Restricted share awards

Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $5,940 were recorded for the three months ended March 31, 2012 (2011: $9,156). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share awards for the three months ended March 31, 2012 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	4,500	30.49
Restricted share awards vested	(259,017)	25.52
Restricted share awards forfeited	(20,371)	27.96
Restricted share awards outstanding, March 31, 2012	2,728,659	$25.78

Activity with respect to unvested restricted share awards for the three months ended March 31, 2011 was as follows:

	Restricted	Weighted Average
	Share	Grant Date
	Awards	Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	3,333	30.92
Restricted share awards vested	(314,881)	25.37
Restricted share awards forfeited	—	—
Restricted share awards outstanding, March 31, 2011	2,802,491	$24.23

At March 31, 2012, there were $34,817 (December 31, 2011: $40,809) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2011: 2.4 years).

iii.             Restricted share units

Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $120 were recorded for the three

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

months ended March 31, 2012 (2011: $114). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share units for the three months ended March 31, 2012 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2011	53,312	$27.60
Restricted share units granted	—	—
Restricted share units vested	(7,314)	24.27
Restricted share units issued in lieu of cash dividends	408	27.90
Restricted share units forfeited	—	—
Restricted share units outstanding, March 31, 2012	46,406	$28.13

Activity with respect to unvested restricted share units for the three months ended March 31, 2011 was as follows:

		Weighted Average
	Restricted	Grant Date
	Share Units	Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	—	—
Restricted share units vested	(7,129)	24.24
Restricted share units issued in lieu of cash dividends	296	25.45
Restricted share units forfeited	—	—
Restricted share units outstanding, March 31, 2011	40,216	$25.18

At March 31, 2012, there were $870 (December 31, 2011: $985) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2011: 2.7 years).

iv.               Performance share awards

The Performance Share Awards (“PSAs”) contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share over a three year period. For PSAs granted during the period, the grant date Diluted Book Value per Share (“DBVPS”) is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of comprehensive income in the period in which they are determined.

Share compensation expenses of ($757) were recorded for the three months ended March 31, 2012 (2011: $344). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested performance share awards for the three months ended March 31, 2012 was as follows:

		Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards granted	—	—
Performance share awards vested	—	—
Performance share awards cancelled	(99,302)	28.70
Performance share awards outstanding, March 31, 2012	179,717	$31.91

Activity with respect to unvested performance share awards for the three months ended March 31, 2011 was as follows:

Weighted Average
	Performance	Grant Date
	Share Awards	Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	—	—
Performance share awards vested	—	—
Performance share awards forfeited	—	—
Performance share awards outstanding, March 31, 2011	132,401	$28.70

At March 31, 2012, there were $3,698 (December 31, 2011: $5,677) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 2.1 years (December 31, 2011: 2.1 years).

(b)         Employee seller shares

Pursuant to the Share Sale Agreement for the purchase of Talbot Holdings, Ltd. (“Talbot”), the Company issued 1,209,741 restricted shares to Talbot employees (the “employee seller shares”). Upon consummation of the acquisition, the employee seller shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the employee seller shares were subject to a restricted period during which they were subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of employee seller shares would generally have occurred in the event that any such Talbot employee’s employment terminated, with certain exceptions, prior to the end of the restricted period. The restricted period ended for 25% of the employee seller shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that on July 2, 2011 the potential for forfeiture was completely extinguished.

As of July 2, 2011, the employee seller shares were fully expensed. Share compensation expenses of $1,188 were recorded for the three months ended March 31, 2011.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

(c) Total share compensation expenses

The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Options	$135	$1,247
Restricted share awards	5,940	9,156
Restricted share units	120	114
Performance share awards	(757)	344
Employee seller shares	—	1,188
Total	$5,438	$12,049

10. Debt and financing arrangements

(a) Financing structure and finance expenses

The financing structure at March 31, 2012 was:

	Commitment	Outstanding (a)	Drawn

2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,009
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	327,829	—
$500,000 bi-lateral secured letter of credit facility	500,000	116	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	51,583	—
Total	$2,130,000	$944,328	$536,809

The financing structure at December 31, 2011 was:

	Commitment	Outstanding (a)	Drawn

2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,982
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	333,179	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	57,146	—
Total	$1,605,000	$955,125	$536,782

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

Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011
2006 Junior Subordinated Deferrable Debentures	$1,549	$3,588
2007 Junior Subordinated Deferrable Debentures	3,029	3,029
2010 Senior Notes due 2040	5,597	5,597
Credit facilities	6,073	1,724
Talbot FAL Facility	31	63
Total	$16,279	$14,001

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

(d)         Credit facilities

(i)      $400,000  syndicated unsecured letter of credit facility and $525,000 secured letter of credit facility

On March 9, 2012, the Company, Validus Re Americas, Ltd. (“Validus Re Americas”), PaCRe, Ltd. and Validus Reinsurance, Ltd. (“Validus Re”) entered into a $400,000 four-year unsecured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit availability for the Company and certain designated subsidiaries of the Company and revolving credit availability for the Company (the “Four Year Unsecured Facility”) (the full $400,000 of which is available for letters of credit and/or revolving loans). The Four Year Unsecured Facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Lloyds Securities Inc. and SunTrust Robinson Humphrey, Inc. Letters of credit under the Four Year Unsecured Facility are available to support obligations in connection with the insurance business of the Company and its subsidiaries. Loans under the Four Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Four Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Unsecured Facility do not exceed $500,000. Letter of credit fees are payable on account of each letter of credit issued under the Four Year Unsecured Facility at a rate per annum equal to an applicable rate. Borrowings under the Four Year Unsecured Facility bear interest, at the option of the Company, at the base rate (the higher of the prime rate announced by JPMorgan Chase Bank, N.A., the federal funds effective rate plus 0.50%, and the adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate applicable to such loans, plus an applicable rate.

Also on March 9, 2012, the Company, Validus Re Americas and Validus Re entered into a $525,000 four-year secured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit availability for the Company and certain designated subsidiaries of the Company (the “Four Year Secured Facility” and together with the Four Year Unsecured Facility, the “Credit Facilities”). The Four Year Secured Facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Lloyds Securities Inc. and SunTrust Robinson Humphrey, Inc. Letters of credit under the Four Year Secured Facility will be available to support obligations in connection with the insurance business of the Company and its subsidiaries. The Company may request that existing lenders under the Four Year Secured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Secured Facility do not exceed $700,000. The obligations of the Company and its designated subsidiaries under the Four Year Secured Facility are secured by cash and securities deposited into cash collateral accounts from time to time with The Bank of New York Mellon. Letter of credit fees are payable on account of each letter of credit issued under the Four Year Secured Facility at a rate per annum equal to an applicable rate. Borrowings under the Four Year Secured Facility bear interest at the base rate (the higher of the prime rate announced by JPMorgan Chase Bank, N.A., the federal funds effective rate plus 0.50%, and the adjusted LIBOR rate plus 1.0%).

The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50% of the Company’s consolidated net income (if positive) for such quarter plus 50% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

affirmative covenants, representations and warranties and events of default for credit facilities of its type.

As of March 31, 2012, there was $327,829 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2011: $nil) and $nil outstanding under the Four Year Unsecured Facility (December 31, 2011: $nil).

As of March 31, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

On March 9, 2012, upon entering into the Credit Facilities, the Company terminated its (a) three-year bi-lateral $60,000 unsecured revolving credit facility, dated March 12, 2010 with Lloyds TSB Bank plc, (b) $340,000 three-year unsecured credit facility, dated March 12, 2010 with Deutsche Bank Securities Inc., as syndication agent and JPMorgan Chase Bank, N.A. as administrative agent and (c) $500,000 five-year secured credit facility, dated March 12, 2007 with Deutsche Bank Securities Inc., as syndication agent and JPMorgan Chase Bank, N.A. as administrative agent. No early termination penalties were incurred.

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

On November 19, 2009, the Company entered into an Amendment and Restatement of the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000, and to extend the support to the 2010 and 2011 underwriting years of account. On November 18, 2011, the Company entered into an Amendment and Restatement of the Talbot FAL Facility to extend the support to the 2012 and 2013 years of account.

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

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of March 31, 2012, the Company had $25,000 (December 31, 2011: $25,000) in outstanding letters of credit under this facility.

As of March 31, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

(iii)  IPC Syndicated Facility and IPC Bi-Lateral Facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of March 31, 2012, $51,583 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2011: $57,146).

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

As of March 31, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.

(iv) $500,000 secured bi-lateral letter of credit facility

On August 10, 2009, Validus Re entered into an uncommitted $500,000 secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured Bi-Lateral Letter of Credit Facility”).  Letters of credit were first issued under the Secured Bi-Lateral Letter of Credit Facility during the first quarter of 2012.  As of March 31, 2012, $116 of letters of credit were outstanding under the Secured Bi-Lateral Facility. The Secured Bi-Lateral Letter of Credit Facility has no fixed termination date and as of March 31, 2012 Validus Re is in compliance with all terms and covenants thereof.

11. Commitments and contingencies

(a)           Concentrations of credit risk

The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. With the exception of the Company’s bank loan portfolio, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At March 31, 2012, 1.2% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.1% of its investment portfolio, other than with respect to government and agency securities.

(b)           Funds at Lloyd’s

The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level which would call on this arrangement.

Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183.  Lloyd’s sets T02’s required capital annually based on syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.  The amounts of cash, investments and letters of credit at March 31, 2012 amounted to $473,800 (December 31, 2011: $473,800) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2011: $25,000).

(c)            Lloyd’s Central Fund

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2012 estimated premium income at Lloyd’s of £600,000, the March 31, 2012 exchange rate of £1 equals 1.6013 and assuming the maximum 3% assessment, the Company would be assessed approximately $28,823.

(d)    Aquiline Commitment

On December 20, 2011, Validus Re, a wholly owned subsidiary of the Company, entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “General Partner”) pursuant to which Validus Re has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Partnership”) representing a total capital commitment of $50,000 (the “Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the “Limited Partnership Agreement”). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. Validus Re’s remaining commitment at March 31, 2012 was $45,217.

12.  Related party transactions

The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.

a)    Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company’s Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three months ended March 31, 2012 of $297 (2011: $511) of which $201 was included in premiums receivable at March 31, 2012 (December 31, 2011: $330). The Company also recognized reinsurance premiums ceded during the three months ended March 31, 2012 of $nil (2011: $163), of which $1 was included in reinsurance balances payable at March 31, 2012 (December 31, 2011: $21). Earned premium adjustments of $362 (2011: $334) were incurred during the three months ended March 31, 2012.

Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk for the three months ended March 31, 2012 of $290 (2011: $453), of which $177 was included in accounts payable and accrued expenses at March 31, 2012 (December 31, 2011: $86).

On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, one of the Company’s directors, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees incurred under this agreement for the three months ended March 31, 2012 were $203 (2011: $146), of which $402 was included in accounts payable and accrued expenses at March 31, 2012 (December 31, 2011: $203).

On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “General Partner”) pursuant to which Validus Re has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Partnership”) representing a total capital commitment of $50,000 (the “Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three months ended March 31, 2012, the Company incurred $1,436 (2011: $nil) in partnership fees and made $1,529 of capital contributions (2011: $nil), of which $nil was included in accounts payable and accrued expenses at March 31, 2012 (December 31, 2011: $ nil).

13.  Earnings per share

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011:

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31,	March 31,
	2012	2011

Basic earnings per share
Income (loss)	$124,234	$(172,364)
less: Dividends and distributions declared on outstanding warrants	(1,729)	(1,984)
Income (loss) available (attributable) to common shareholders	$122,505	$(174,348)

Weighted average number of common shares outstanding	99,425,140	97,944,340

Basic earnings (loss) per share	$1.23	$(1.78)

Diluted earnings per share
Income (loss)	$124,234	$(172,364)
less: Dividends and distributions declared on outstanding warrants	—	(1,984)
Income (loss) available (attributable) to common shareholders	$124,234	$(174,348)

Weighted average number of common shares outstanding	99,425,140	97,944,340
Share equivalents:
Warrants	3,022,971	—
Stock options	813,863	—
Unvested restricted shares	1,834,116	—
Weighted average number of diluted common shares outstanding	105,096,090	97,944,340

Diluted earnings (loss) per share	$1.18	$(1.78)

Share equivalents that would result in the issuance of common shares of 16,660 (2011: 15,995) were outstanding for the three months ended March 31, 2012, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

14.  Subsequent events

Capitalization of PaCRe, Ltd.

On April 4, 2012, the Company announced the capitalization of PaCRe, Ltd. (“PaCRe”), a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance.  PaCRe was funded with $500,000 of contributed capital. Validus invested $50,000 in PaCRe’s common equity. Validus Underwriting Services, Ltd. will underwrite business for PaCRe, for which it will be paid a profit commission based on the company’s underwriting results. PacRe’s investment portfolio will be managed under a long term investment management agreement by Paulson & Co. Inc.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

Quarterly Dividend

On May 2, 2012, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on June 29, 2012 to holders of record on June 15, 2012.

Modified Dutch Auction Tender Offer

On May 2, 2012, the Company announced that its Board of Directors has approved a modified Dutch auction tender offer pursuant to which the Company may repurchase up to $200,000 in common shares. The tender offer is part of the Company’s existing authorization to return up to $400,000 to shareholders through share repurchases or other means.  As of May 2, 2012, the Company has $370,695 remaining under this authorization.  The tender offer will utilize part of this remaining authorization and not be an additional amount.  The tender offer will proceed by way of a “modified Dutch auction”, pursuant to which Validus shareholders may tender all or a portion of their common shares (1) at a price of not less than $30.50 and not more than $33.50, in increments of $0.25 per share or (2) without specifying a purchase price, in which case their common shares will be purchased at the purchase price determined in accordance with the tender offer.  When the tender offer expires, the Company will select the lowest price within the range of prices specified above (the “purchase price”) enabling the Company to purchase up to $200,000 of its common shares.  Shareholders will receive the purchase price in cash, without interest, for common shares tendered at prices equal to or less than the purchase price, subject to the conditions of the tender offer, including the provisions relating to proration, “odd lot” priority and conditional tender in the event that the aggregate cost to purchase all of the common shares tendered at or less than the purchase price exceeds $200,000.  These provisions will be described in the Offer to Purchase relating to the tender offer that will be distributed to shareholders.  All common shares purchased by the Company will be purchased at the same price.  All common shares tendered at prices higher than the purchase price will be returned promptly to shareholders.

15.  Segment information

The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which three operating segments have been determined under U.S. GAAP segment reporting. During the first quarter of 2012, to better align the Company’s operating and reporting structure with its current strategy, there was a change in the segment structure. This change included the AlphaCat group of companies as a separate operating segment. “AlphaCat segment” was included as an additional segment and includes the Company’s investment in AlphaCat Re 2011. Prior period comparatives have been restated to reflect the change in segmentation. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.

Validus Re Segment

The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation, crisis management, contingency and motor.

AlphaCat Segment

The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees as well as returns on equity investment primarily from AlphaCat Re 2011.

Validus Re Consolidated

The Validus Re consolidated group of companies represents the Validus Reinsurance, Ltd. consolidated U.S. GAAP results.

Talbot Segment

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and corporate segment:

Three Months Ended March 31, 2012	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total

Underwriting income
Gross premiums written	$566,866	$3,518	$—	$570,384	$293,253	$(26,348)	$837,289
Reinsurance premiums ceded	(30,001)	—	—	(30,001)	(103,399)	26,348	(107,052)
Net premiums written	536,865	3,518	—	540,383	189,854	—	730,237
Change in unearned premiums	(283,856)	(855)	—	(284,711)	5,673	—	(279,038)
Net premiums earned	253,009	2,663	—	255,672	195,527	—	451,199

Underwriting deductions
Losses and loss expenses	124,206	—	—	124,206	107,783	—	231,989
Policy acquisition costs	38,790	256	—	39,046	38,738	348	78,132
General and administrative expenses	17,252	1,032	449	18,733	33,348	14,294	66,375
Share compensation expenses	1,872	52	152	2,076	1,348	2,014	5,438
Total underwriting deductions	182,120	1,340	601	184,061	181,217	16,656	381,934

Underwriting income (loss)	$70,889	$1,323	$(601)	$71,611	$14,310	$(16,656)	$69,265

Net investment income	23,577	659	—	24,236	5,790	(2,266)	27,760
Other income	2,219	7,974	890	11,083	1,026	(3,218)	8,891
Finance expenses	(3,694)	(2)	—	(3,696)	(31)	(12,552)	(16,279)
Operating income (loss) before taxes	92,991	9,954	289	103,234	21,095	(34,692)	89,637
Tax (expense)	(7)	—	—	(7)	(132)	—	(139)
Equity earnings in non-consolidated affiliate	—	3,367	—	3,367	—	—	3,367
Net operating income (loss)	$92,984	$13,321	$289	$106,594	$20,963	$(34,692)	$92,865

Net realized gains on investments	6,242	—	—	6,242	1,290	—	7,532
Net unrealized gains (losses) on investments	19,865	(597)	—	19,268	1,403	—	20,671
Foreign exchange (losses) gains	(262)	(9)	—	(271)	3,623	(186)	3,166

Net income (loss)	$118,829	$12,715	$289	$131,833	$27,279	$(34,878)	$124,234

Selected ratios:
Net premiums written / Gross premiums written	94.7%	100.0%			64.7%		87.2%

Losses and loss expenses	49.1%	0.0%			55.1%		51.4%

Policy acquisition costs	15.3%	9.6%			19.8%		17.3%
General and administrative expenses (a)	7.6%	40.7%			17.7%		15.9%
Expense ratio	22.9%	50.3%			37.5%		33.2%

Combined ratio	72.0%	50.3%			92.6%		84.6%

Total assets	$4,940,727	$237,528			$2,929,817	$13,797	$8,121,869

(a)  Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and corporate segment:

Three Months Ended March 31, 2011	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total

Underwriting income
Gross premiums written	$604,088	$7,150	$—	$611,238	$263,057	$(24,399)	$849,896
Reinsurance premiums ceded	(46,805)	—	—	(46,805)	(87,414)	24,399	(109,820)
Net premiums written	557,283	7,150	—	564,433	175,643	—	740,076
Change in unearned premiums	(308,340)	(3,784)	—	(312,124)	1,581	—	(310,543)
Net premiums earned	248,943	3,366	—	252,309	177,224	—	429,533

Underwriting deductions
Losses and loss expenses	310,544	—	—	310,544	165,654	—	476,198
Policy acquisition costs	39,750	316	—	40,066	37,216	14	77,296
General and administrative expenses	10,657	894	1,347	12,898	28,722	6,857	48,477
Share compensation expenses	3,105	27	328	3,460	2,719	5,870	12,049

Total underwriting deductions	364,056	1,237	1,675	366,968	234,311	12,741	614,020

Underwriting (loss) income	$(115,113)	$2,129	$(1,675)	$(114,659)	$(57,087)	$(12,741)	$(184,487)

Net investment income	24,432	1,219	—	25,651	6,590	(2,266)	29,975
Other income	1,418	641	230	2,289	3,017	(3,700)	1,606
Finance expenses	(1,713)	—	—	(1,713)	(63)	(12,225)	(14,001)
Operating (loss) income before taxes	(90,976)	3,989	(1,445)	(88,432)	(47,543)	(30,932)	(166,907)
Tax (expense) benefit	(2)	—	—	(2)	1,793	(332)	1,459
Net operating (loss) income	$(90,978)	$3,989	$(1,445)	$(88,434)	$(45,750)	$(31,264)	$(165,448)

Net realized gains on investments	3,901	18	—	3,919	2,460	—	6,379
Net unrealized (losses) on investments	(7,676)	(839)	—	(8,515)	(4,313)	—	(12,828)
Foreign exchange (losses) gains	(4,270)	(90)	—	(4,360)	3,901	(8)	(467)

Net (loss) income	$(99,023)	$3,078	$(1,445)	$(97,390)	$(43,702)	$(31,272)	$(172,364)

Selected ratios:
Net premiums written / Gross premiums written	92.3%	100.0%			66.8%		87.1%

Losses and loss expenses	124.7%	0.0%			93.5%		110.9%

Policy acquisition costs	16.0%	9.4%			21.0%		18.0%
General and administrative expenses (a)	5.5%	27.4%			17.7%		14.1%
Expense ratio	21.5%	36.8%			38.7%		32.1%

Combined ratio	146.2%	36.8%			132.2%		143.0%

Total assets	$4,889,995	$175,550			$2,748,079	$12,066	$7,825,690

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

Validus Holdings, Ltd.

Notes to Consolidated Financial Statements (unaudited)

(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended March 31, 2012
	Gross premiums written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$154,430	$2,408	$28,755	$(2,302)	$183,291	21.9%
Worldwide excluding United States (a)	22,195	—	76,260	(6,678)	91,777	11.0%
Europe	57,791	831	15,247	(1,166)	72,703	8.7%
Latin America and Caribbean	20,587	—	29,314	(2,295)	47,606	5.7%
Japan	(135)	—	660	(118)	407	0.0%
Canada	208	—	3,522	(207)	3,523	0.4%
Rest of the world (b)	41,941	279	—	—	42,220	5.0%
Sub-total, non United States	142,587	1,110	125,003	(10,464)	258,236	30.8%
Worldwide including United States (a)	58,019	—	14,797	(1,086)	71,730	8.6%
Marine and Aerospace (c)	211,830	—	124,698	(12,496)	324,032	38.7%
Total	$566,866	$3,518	$293,253	$(26,348)	$837,289	100.0%

	Three Months Ended March 31, 2011
	Gross premiums written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$190,158	$2,207	$27,831	$(1,897)	$218,299	25.7%
Worldwide excluding United States (a)	26,978	—	67,967	(2,712)	92,233	10.9%
Europe	57,756	1,210	16,009	(502)	74,473	8.8%
Latin America and Caribbean	24,486	633	18,268	(13,629)	29,758	3.5%
Japan	10,198	—	540	(100)	10,638	1.2%
Canada	100	—	3,808	(100)	3,808	0.4%
Rest of the world (b)	36,057	—	—	—	36,057	4.2%
Sub-total, non United States	155,575	1,843	106,592	(17,043)	246,967	29.0%
Worldwide including United States (a)	65,096	3,100	10,530	(502)	78,224	9.2%
Marine and Aerospace (c)	193,259	—	118,104	(4,957)	306,406	36.1%
Total	$604,088	$7,150	$263,057	$(24,399)	$849,896	100.0%

(a) Represents risks in two or more geographic zones.

(b) Represents risks in one geographic zone.

(c) Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2012 and 2011 and the Company’s consolidated financial condition, liquidity and capital resources at March 31, 2012 and December 31, 2011. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

For a variety of reasons, the Company’s historical financial results may not accurately indicate future performance. See “Cautionary Note Regarding Forward-Looking Statements.” The Risk Factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Executive Overview

The Company underwrites from three distinct global operating segments, Validus Reinsurance, Ltd. (“Validus Re”), Talbot Holdings Ltd. (“Talbot”) and the AlphaCat group of Companies (“AlphaCat”). Validus Re, the Company’s principal reinsurance operating segment, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating segment, manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) and which writes short-tail insurance products on a worldwide basis. In the first quarter of 2012, AlphaCat is presented as a separate operating segment. The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees primarily from our equity interest in AlphaCat Re 2011.

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

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re’s common shares to one of the third party investors. As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011’s outstanding voting rights decreased to 43.7%. As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 was treated as an equity method investment as at December 31, 2011 and March 31, 2012.

The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the year ended December 31, 2011 was recorded in the Consolidated Statements of Operations and Comprehensive Income as net income attributable to noncontrolling interest.

On April 4, 2012, the Company announced the capitalization of PaCRe, Ltd. (“PaCRe”), a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance.  PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe’s common equity. Validus Underwriting Services, Ltd. will underwrite business for PaCRe, for which it will be paid a profit commission based on the company’s underwriting results.

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

The global property and casualty insurance and reinsurance industry has historically been highly cyclical. The Company was formed in October 2005 in response to the supply/demand imbalance resulting from the large industry losses in 2004 and 2005. In the aggregate, the Company observed substantial increases in premium rates in 2006 compared to 2005 levels. During the years ended December 31, 2007 and 2008, the Company experienced increased competition in most lines of business. Capital provided by new entrants or by the commitment of additional capital by existing insurers and reinsurers increased the supply of insurance and reinsurance which resulted in a softening of rates in most lines. However, during 2008, the insurance and reinsurance industry incurred material losses and capital declines due to Hurricanes Ike and Gustav and the global financial crisis. In the wake of these events, the January 2009 renewal season saw decreased competition and increased premium rates due to relatively scarce capital and increased demand. During 2009, the Company observed reinsurance demand stabilization and industry capital recovery from investment portfolio gains. In 2009, there were few notable large losses affecting the worldwide (re)insurance industry and no major hurricanes making landfall in the United States. In 2010, the Company continued to see increased competition and decreased premium rates in most classes of business with the exception of offshore energy, Latin America, financial institutions and political risk lines. During 2010 there was an increased level of catastrophe activity, principally the Chilean earthquake and the Deepwater Horizon events. In 2011, the Company continued to see increased catastrophe activity, principally the Tohuku and Christchurch earthquakes. During 2011, while the Company continued to see strong competition for business there were also positive rate movements, particularly on loss affected lines.

During the January 2012 renewal season, the Validus Re segment showed rate improvement relative to 2011. This improvement was largely due to the large catastrophe loss activity during 2011. During the first quarter of 2012, Talbot experienced rate increases in loss affected lines without seeing a systemic rise in rates across all lines.

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

	Three Months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
Annualized return on average equity	14.2%	(20.2)%	0.6%

The increase in annualized return on average equity for the three months ended March 31, 2012 was driven primarily by an increase in net income. Net income for the three months ended March 31, 2012 increased by $296.6 million, or 172.1 % compared to the three months ended March 31, 2011. The increase in net income was primarily due to an increase in underwriting income due to a reduction in the cost of notable loss events as compared to the three months ended March 31, 2011 coupled with a favorable movement in realized and unrealized gains on investments.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $0.97, or 3.0%, from $32.28 at December 31, 2011 to $33.25 at March 31, 2012. The increase was due to income generated in the three months ended March 31, 2012. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. On May 2, 2012, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on June 29, 2012 to holders of record on June 15, 2012.

Underwriting income (loss) measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income (loss) for the three months ended March 31, 2012 and 2011 was $69.3 million and $(184.5) million, respectively. Underwriting income (loss) is a Non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

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

•        Investment valuation; and

•        Reserve for losses and loss expenses.

Critical accounting policies and estimates are discussed further in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Segment Reporting

Management has determined that the Company operates in three operating segments. The three significant operating segments are Validus Re, AlphaCat and Talbot.

Results of Operations

Validus Re commenced operations on December 16, 2005. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information.

The following table presents results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Underwriting income
Gross premiums written	$837,289	$849,896
Reinsurance premiums ceded	(107,052)	(109,820)
Net premiums written	730,237	740,076
Change in unearned premiums	(279,038)	(310,543)
Net premiums earned	451,199	429,533

Underwriting deductions
Losses and loss expenses	231,989	476,198
Policy acquisition costs	78,132	77,296
General and administrative expenses	66,375	48,477
Share compensation expenses	5,438	12,049
Total underwriting deductions	381,934	614,020

Underwriting income (loss) (a)	69,265	(184,487)

Net investment income	27,760	29,975
Other income	8,891	1,606
Finance expenses	(16,279)	(14,001)
Operating income (loss) before taxes	89,637	(166,907)
Tax (expense) benefit	(139)	1,459
Equity earnings in non-consolidated affiliate	3,367	—
Net operating income (loss) (a)	92,865	(165,448)

Net realized gains on investments	7,532	6,379
Net unrealized gains (losses) on investments	20,671	(12,828)
Foreign exchange gains (losses)	3,166	(467)
Net income (loss)	$124,234	$(172,364)

Selected ratios:
Net premiums written / Gross premiums written	87.2%	87.1%

Losses and loss expenses	51.4%	110.9%

Policy acquisition costs	17.3%	18.0%
General and administrative expenses (b)	15.9%	14.1%
Expense ratio	33.2%	32.1%
Combined ratio	84.6%	143.0%

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

b)             The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended March 31,
	2012	2011
Validus Re
Gross premiums written	$566,866	$604,088
Reinsurance premiums ceded	(30,001)	(46,805)
Net premiums written	536,865	557,283
Change in unearned premiums	(283,856)	(308,340)
Net premiums earned	253,009	248,943

Losses and loss expenses	124,206	310,544
Policy acquisition costs	38,790	39,750
General and administrative expenses	17,252	10,657
Share compensation expenses	1,872	3,105
Total underwriting deductions	182,120	364,056

Underwriting income (loss) (a)	70,889	(115,113)

AlphaCat
Gross premiums written	$3,518	$7,150
Reinsurance premiums ceded	—	—
Net premiums written	3,518	7,150
Change in unearned premiums	(855)	(3,784)
Net premiums earned	2,663	3,366

Policy acquisition costs	256	316
General and administrative expenses	1,032	894
Share compensation expenses	52	27
Total underwriting deductions	1,340	1,237

Underwriting income (a)	1,323	2,129

Legal entity adjustments

General and administrative expenses	449	1,347
Share compensation expenses	152	328
Total underwriting deductions	601	1,675

Underwriting (loss) (a)	(601)	(1,675)

Talbot
Gross premiums written	$293,253	$263,057
Reinsurance premiums ceded	(103,399)	(87,414)
Net premiums written	189,854	175,643
Change in unearned premiums	5,673	1,581
Net premiums earned	195,527	177,224

Losses and loss expenses	107,783	165,654
Policy acquisition costs	38,738	37,216
General and administrative expenses	33,348	28,722
Share compensation expenses	1,348	2,719
Total underwriting deductions	181,217	234,311

Underwriting income (loss) (a)	14,310	(57,087)

Corporate & Eliminations
Gross premiums written	$(26,348)	$(24,399)
Reinsurance premiums ceded	26,348	24,399
Net premiums written	—	—

Policy acquisition costs	348	14
General and administrative expenses	14,294	6,857
Share compensation expenses	2,014	5,870
Total underwriting deductions	16,656	12,741

Underwriting (loss) (a)	(16,656)	(12,741)

Total underwriting income (loss) (a)	$69,265	$(184,487)

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

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Net income for the three months ended March 31, 2012 was $124.2 million compared to a net loss of $(172.4) million for the three months ended March 31, 2011, an increase of $296.6 million or 172.1%. The primary factors driving the increase in net income were:

•                  Increase in underwriting income of $253.8 million primarily due to:

•                  A $194.9 million decrease in notable loss events, an increase of $3.9 million in favorable loss reserve development relating to prior accident years, partially offset by $8.4 million decrease in reinstatement premiums; and

•                  A $21.7 million increase in net premiums earned, partially offset by a $17.9 million increase in general and administrative expenses;

•                  A favorable movement of $33.5 million in net unrealized gains (losses) on investments; and

•                  A favorable movement of $7.3 million in other income.

The change in net income for the three months ended March 31, 2012 of $296.6 million as compared to the three months ended March 31, 2011 is described in the following table:

	Three Months Ended March 31, 2012
	Increase (Decrease) Over the Three Months Ended March 31, 2011
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations (a)	Total
Notable losses - decrease in net loss and loss expenses (b)	$127,977	$—	$66,877	$—	$194,854
Less: Notable losses - (decrease) increase in net reinstatement premiums (b)	(10,848)	—	2,492	—	(8,356)
Other underwriting (loss) income	68,873	(806)	2,028	(2,841)	67,254
Underwriting income (loss) (c)	186,002	(806)	71,397	(2,841)	253,752
Net investment income	(855)	(560)	(800)	—	(2,215)
Other income	801	7,333	(1,991)	1,142	7,285
Finance expenses	(1,981)	(2)	32	(327)	(2,278)
Operating income before taxes	183,967	5,965	68,638	(2,026)	256,544
Taxes	(5)	—	(1,925)	332	(1,598)
Equity earnings in non-consolidated affiliate	—	3,367	—	—	3,367
Net operating income	183,962	9,332	66,713	(1,694)	258,313

Net realized (losses) on investments	2,341	(18)	(1,170)	—	1,153
Net unrealized (losses) on investments	27,541	242	5,716	—	33,499
Net foreign exchange (losses) gains	4,008	81	(278)	(178)	3,633

Net income	217,852	9,637	70,981	(1,872)	296,598

(a)          The Corporate and Eliminations column includes legal entity adjustments.

(b)         Notable losses for the three months ended March 31, 2012 included: Costa Concordia and Cat 67. Notable losses for the three months ended March 31, 2011 included: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods and CNRL Horizon. Excludes the reserve for potential development on 2011 notable loss events.

(c)          Non-GAAP Financial Measures: In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income (Loss).”

Gross Premiums Written

Gross premiums written for the three months ended March 31, 2012 were $837.3 million compared to $849.9 million for the three months ended March 31, 2011, a decrease of $12.6 million or 1.5%. Details of gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$381,381	45.5%	$419,123	49.3%	(9.0)%
Marine	306,235	36.6%	287,748	33.9%	6.4%
Specialty	149,673	17.9%	143,025	16.8%	4.6%
Total	$837,289	100.0%	$849,896	100.0%	(1.5)%

Validus Re. Validus Re gross premiums written for the three months ended March 31, 2012 were $566.9 million compared to $604.1 million for the three months ended March 31, 2011, a decrease of $37.2 million or 6.2%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$318,485	56.2%	$358,118	59.2%	(11.1)%
Marine	198,427	35.0%	185,033	30.7%	7.2%
Specialty	49,954	8.8%	60,937	10.1%	(18.0)%
Total	$566,866	100.0%	$604,088	100.0%	(6.2)%

The decrease in gross premiums written in the property lines of $39.6 million was due primarily to a $20.3 million reduction in catastrophe excess of loss premiums written and an $18.2 million reduction in reinstatement premiums. The reduction in catastrophe excess of loss premiums was due primarily to contracts not meeting the Company’s underwriting requirements. The increase in gross premiums written of $13.4 million in the marine lines was due primarily to an $11.0 million increase in reinstatements premiums as a result of the Costa Concordia loss event. The decrease in gross premiums written in the specialty lines of $11.0 million was due primarily to an $8.5 million decrease in catastrophe excess of loss premiums written as a result of contracts withdrawn from the market or contracts not meeting the Company’s underwriting requirements.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the three months ended March 31, 2012 increased by $1.9 million as compared to the three months ended March 31, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the three months ended March 31, 2012 were $3.5 million compared to $7.2 million for the three months ended March 31, 2011, a decrease of $3.6 million or 50.8%. Details of AlphaCat gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$3,518	100.0%	$7,150	100.0%	(50.8)%
Total	$3,518	100.0%	$7,150	100.0%	(50.8)%

The decrease in gross premiums written in the property lines of $3.6 million was due primarily to $3.5 million of renewing business being written through AlphaCat Re 2011 in 2012. As AlphaCat Re 2011 is accounted for under the equity method, these renewals are not reflected in gross premiums written in 2012. In addition, the Company managed $73.9 million of premium on behalf of AlphaCat Re 2011 which is a non-consolidated affiliate effective as at December 31, 2011.

Talbot. Talbot gross premiums written for the three months ended March 31, 2012 were $293.3 million compared to $263.1 million for the three months ended March 31, 2011, an increase of $30.2 million or 11.5%. The $293.3 million of gross premiums written translated at 2011 rates of exchange would have been $292.5 million during the three months ended March 31, 2012, giving an effective increase of $29.4 million or 11.2%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$81,534	27.8%	$70,729	26.9%	15.3%
Marine	109,998	37.5%	104,935	39.9%	4.8%
Specialty	101,721	34.7%	87,393	33.2%	16.4%
Total	$293,253	100.0%	$263,057	100.0%	11.5%

The increase in gross premiums written in the property lines of $10.8 million was due primarily to an increase in premium adjustments in the property treaty lines. The increase in gross premiums written in the marine lines of $5.1 million was due primarily to a $3.9 million increase in premium adjustments in the offshore energy lines. The increase in gross premiums written in the specialty lines of $14.3 million was due primarily to an $11.8 million increase in premiums written in the political risk and war lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended March 31, 2012 were $107.1 million compared to $109.8 million for the three months ended March 31, 2011, a decrease of $2.8 million or 2.5%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$56,605	52.9%	$68,168	62.0%	(17.0)%
Marine	20,109	18.8%	15,566	14.2%	29.2%
Specialty	30,338	28.3%	26,086	23.8%	16.3%
Total	$107,052	100.0%	$109,820	100.0%	(2.5)%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended March 31, 2012 were $30.0 million compared to $46.8 million for the three months ended March 31, 2011, a decrease of $16.8 million or 35.9%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded(%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded(%)	% Change
Property	$29,344	97.8%	$46,680	99.7%	(37.1)%
Marine	125	0.4%	(376)	(0.8)%	133.2%
Specialty	532	1.8%	501	1.1%	6.2%
Total	$30,001	100.0%	$46,805	100.0%	(35.9)%

Reinsurance premiums ceded in the property lines decreased by $17.3 million, due primarily to an $11.9 million decrease in non-proportional retrocessional coverage and a $2.9 million decrease in proportional retrocessional coverage. The reduction in both non-proportional and proportional retrocessional coverage is a result of comparatively high purchases of this coverage in the three months ended March 31, 2011 prior to, and following, the notable loss events of that quarter.

AlphaCat. AlphaCat did not cede reinsurance premiums for the three months ended March 31, 2012 and 2011.

Talbot. Talbot reinsurance premiums ceded for the three months ended March 31, 2012 were $103.4 million compared to $87.4 million for the three months ended March 31, 2011, an increase of $16.0 million or 18.3%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$49,417	47.8%	$38,362	43.9%	28.8%
Marine	22,174	21.4%	18,162	20.8%	22.1%
Specialty	31,808	30.8%	30,890	35.3%	3.0%
Total	$103,399	100.0%	$87,414	100.0%	18.3%

The increase in reinsurance premiums ceded in the property lines of $11.1 million was due primarily to a $12.8 million increase in ceded premium in the property treaty lines partially offset by a $3.8 million decrease in the onshore energy lines. The increase in reinsurance premiums ceded in the marine lines of $4.0 million was due primarily to a $3.6 million increase in premiums ceded in the marine energy and cargo lines of which $1.0 million relates to reinstatement premiums.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended March 31, 2012 were $26.3 million compared to $24.4 million for the three months ended March 31, 2011, a decrease of $1.9 million. These reinsurance agreements with Validus Re are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the three months ended March 31, 2012 were $730.2 million compared to $740.1 million for the three months ended March 31, 2011, a decrease of $9.8 million or 1.3%. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2012 and 2011 were 87.2% and 87.1%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$324,776	44.5%	$350,955	47.4%	(7.5)%
Marine	286,126	39.2%	272,182	36.8%	5.1%
Specialty	119,335	16.3%	116,939	15.8%	2.0%
Total	$730,237	100.0%	$740,076	100.0%	(1.3)%

Validus Re. Validus Re net premiums written for the three months ended March 31, 2012 were $536.9 million compared to $557.3 million for the three months ended March 31, 2011, a decrease of $20.4 million or 3.7%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$289,141	53.9%	$311,438	55.9%	(7.2)%
Marine	198,302	36.9%	185,409	33.3%	7.0%
Specialty	49,422	9.2%	60,436	10.8%	(18.2)%
Total	$536,865	100.0%	$557,283	100.0%	(3.7)%

The decrease in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 94.7% and 92.3% for the three months ended March 31, 2012 and 2011, respectively.

AlphaCat. AlphaCat net premiums written for the three months ended March 31, 2012 were $3.5 million compared to $7.2 million for the three months ended March 31, 2011, a decrease of $3.6 million or 50.8%. Details of AlphaCat net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$3,518	100.0%	$7,150	100.0%	(50.8)%
Total	$3,518	100.0%	$7,150	100.0%	(50.8)%

The decrease in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the three months ended March 31, 2012 and 2011, respectively.

Talbot. Talbot net premiums written for the three months ended March 31, 2012 were $189.9 million compared to $175.6 million for the three months ended March 31, 2011, an increase of $14.2 million or 8.1%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$32,117	16.9%	$32,367	18.4%	(0.8)%
Marine	87,824	46.3%	86,773	49.4%	1.2%
Specialty	69,913	36.8%	56,503	32.2%	23.7%
Total	$189,854	100.0%	$175,643	100.0%	8.1%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2012 and 2011 were 64.7% and 66.8%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the three months ended March 31, 2012 was ($279.0) million compared to ($310.5) million for the three months ended March 31, 2011, an increase of $31.5 million or 10.1%.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(313,064)	$(354,648)	(11.7)%
Change in prepaid reinsurance premiums	34,026	44,105	(22.9)%
Net change in unearned premiums	$(279,038)	$(310,543)	(10.1)%

Validus Re. Validus Re’s net change in unearned premiums for the three months ended March 31, 2012 was ($283.9) million compared to ($308.3) million for the three months ended March 31, 2011, an increase of $24.5 million or 7.9%.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(279,582)	$(316,392)	(11.6)%
Change in prepaid reinsurance premiums	(4,274)	8,052	(153.1)%
Net change in unearned premiums	$(283,856)	$(308,340)	(7.9)%

Validus Re net change in unearned premiums has increased for the three months ended March 31, 2012 due primarily to the impact of the decrease in gross premiums written for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

AlphaCat. AlphaCat net change in unearned premiums for the three months ended March 31, 2012 was ($0.9) million compared to ($3.8) million for the three months ended March 31, 2011, an increase of $2.9 million or 77.4%.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(855)	$(3,784)	(77.4)%
Net change in unearned premiums	$(855)	$(3,784)	(77.4)%

AlphaCat net change in unearned premiums has increased for the three months ended March 31, 2012 due primarily to reduced gross premiums written during the three months ended March 31, 2012 as compared to three months ended March 31, 2011.

Talbot. Talbot net change in unearned premiums for the three months ended March 31, 2012 was $5.7 million compared to $1.6 million for the three months ended March 31, 2011, an increase of $4.1 million or 258.8%.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(32,627)	$(34,472)	(5.4)%
Change in prepaid reinsurance premiums	38,300	36,053	6.2%
Net change in unearned premiums	$5,673	$1,581	258.8%

Talbot net change in unearned premium has increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Net Premiums Earned

Net premiums earned for the three months ended March 31, 2012 were $451.2 million compared to $429.5 million for the three months ended March 31, 2011, an increase of $21.7 million or 5.0%. Details of net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$207,333	46.0%	$215,713	50.3%	(3.9)%
Marine	145,741	32.3%	118,297	27.5%	23.2%
Specialty	98,125	21.7%	95,523	22.2%	2.7%
Total	$451,199	100.0%	$429,533	100.0%	5.0%

Validus Re. Validus Re net premiums earned for the three months ended March 31, 2012 were $253.0 million compared to $248.9 million for the three months ended March 31, 2011, an increase of $4.1 million or 1.6%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$160,048	63.3%	$173,404	69.7%	(7.7)%
Marine	71,877	28.4%	53,858	21.6%	33.5%
Specialty	21,084	8.3%	21,681	8.7%	(2.8)%
Total	$253,009	100.0%	$248,943	100.0%	1.6%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

AlphaCat. AlphaCat net premiums earned for the three months ended March 31, 2012 were $2.7 million compared to $3.4 million for the three months ended March 31, 2011, a decrease of $0.7 million or 20.9%. Details of AlphaCat net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$2,663	100.0%	$3,366	100.0%	(20.9)%
Total	$2,663	100.0%	$3,366	100.0%	(20.9)%

Talbot. Talbot net premiums earned for the three months ended March 31, 2012 were $195.5 million compared to $177.2 million for the three months ended March 31, 2011, an increase of $18.3 million or 10.3%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$44,622	22.8%	$38,943	22.0%	14.6%
Marine	73,864	37.8%	64,439	36.4%	14.6%
Specialty	77,041	39.4%	73,842	41.6%	4.3%
Total	$195,527	100.0%	$177,224	100.0%	10.3%

The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premium for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Losses and Loss Expenses

Losses and loss expenses for the three months ended March 31, 2012 were $232.0 million compared to $476.2 million for the three months ended March 31, 2011, a decrease of $244.2 million or 51.3%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended March 31, 2012 and 2011 were 51.4% and 110.9%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended	Three Months Ended	Percentage
	March 31, 2012	March 31, 2011	Point Change
Property	27.5%	136.0%	(108.5)
Marine	89.0%	114.5%	(25.5)
Specialty	46.1%	49.7%	(3.6)
All lines	51.4%	110.9%	(59.5)

For the three months ended March 31, 2012, the Company incurred $98.9 million of losses from notable loss events, which represented 21.9 percentage points of the loss ratio. Net of $14.4 million of reinstatement premiums, the effect of these events on net income was a decrease of $84.5 million. For the three months ended March 31, 2011, the Company incurred $293.8 million of losses from notable loss events, which represented 68.4 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $22.7 million of reinstatement premiums, the effect of these events on net income was a decrease of $271.1 million. The Company’s loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year development for the three months ended March 31, 2012 and 2011 was 36.2% and 37.1%, respectively.

		Three months ended March 31, 2012
		(Dollars in thousands)
First Quarter 2012 Notable Loss Events (a)		Validus Re		Talbot		Total
Description		Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE

Costa Concordia	Grounding	$62,798	24.8%	$13,399	6.9%	$76,197	16.9%
Cat 67	Tornadoes	22,699	9.0%	14	0.0%	22,713	5.0%
Total		$85,497	33.8%	$13,413	6.9%	$98,910	21.9%

		Three months ended March 31, 2011
		(Dollars in thousands)
First Quarter 2011 Notable Loss Events (a)		Validus Re		Talbot		Total
Description		Net Losses and Loss Expenses (b)	% of NPE (c)	Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE

Tohoku earthquake	Earthquake	$101,156	40.7%	$47,770	26.9%	$148,926	34.7%
Gryphon Alpha	Mooring failure	42,914	17.2%	9,520	5.4%	52,434	12.2%
Christchurch earthquake	Earthquake	32,381	13.0%	9,500	5.4%	41,881	9.8%
Brisbane floods	Floods	25,023	10.1%	6,000	3.4%	31,023	7.2%
CNRL Horizon	Explosion	12,000	4.8%	7,500	4.2%	19,500	4.5%
Total		$213,474	85.8%	$80,290	45.3%	$293,764	68.4%

(a) These notable loss event amounts exclude the reserve for potential development on 2011 notable loss events and are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events, and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and the Company’s actual ultimate net losses from these events may vary materially from these estimates.

(b) Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums were $14.4 million for the three months ended March 31, 2012 and $22.7 million for the three months ended March 31, 2011.

(c) The 2011 loss ratios for the Validus Re segment have been represented to exclude the impact of the AlphaCat segment.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
			Percentage
	2012	2011	Point Change
Property - current period - excluding items below	21.5%	24.4%	(2.9)
Property - current period - notable losses	11.0%	93.8%	(82.8)
Property - current period - reserve for potential development on notable loss events	0.0%	23.2%	(23.2)
Property - change in prior accident years	(5.0)%	(5.4)%	0.4
Property - loss ratio	27.5%	136.0%	(108.5)

Marine - current period - excluding items below	44.2%	48.5%	(4.3)
Marine - current period - notable losses	52.3%	70.2%	(17.9)
Marine - current period - reserve for potential development on notable loss events	0.0%	0.0%	—
Marine - change in prior accident years	(7.5)%	(4.2)%	(3.3)
Marine - loss ratio	89.0%	114.5%	(25.5)

Specialty - current period - excluding items below	55.6%	51.4%	4.2
Specialty - current period - notable losses	0.0%	8.7%	(8.7)
Specialty - current period - reserve for potential development on notable loss events	0.0%	0.0%	—
Specialty - change in prior accident years	(9.5)%	(10.4)%	0.9
Specialty — loss ratio	46.1%	49.7%	(3.6)

All lines - current period - excluding items below	36.2%	37.1%	(0.9)
All lines - current period - notable losses	21.9%	68.4%	(46.5)
All lines - current period - reserve for potential development on notable loss events	0.0%	11.6%	(11.6)
All lines - change in prior accident years	(6.7)%	(6.2)%	(0.5)
All lines - loss ratio	51.4%	110.9%	(59.5)

Validus Re. Validus Re losses and loss expenses for the three months ended March 31, 2012 were $124.2 million compared to $310.5 million for the three months ended March 31, 2011, a decrease of $186.3 million or 60.0%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 49.1% and 124.7% for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, Validus Re incurred losses of $142.5 million related to current year losses and $18.3 million of favorable reserve development relating to prior accident years. For the three months ended March 31, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 7.2 percentage points. For the three months ended March 31, 2011, Validus Re incurred losses of $321.8 million related to current year losses and $11.3 million of favorable reserve development relating to prior accident years. For the three months ended March 31, 2011, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 4.5 percentage points.

For the three months ended March 31, 2012, Validus Re incurred $85.5 million of losses from notable loss events, which represented 33.8 percentage points of the loss ratio. Net of reinstatement premiums of $17.8 million, the effect of these events on Validus Re segment income was a decrease of $67.7 million. For the three months ended March 31, 2011, Validus Re incurred $213.5 million of losses from notable loss events, which represented 85.8 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $28.6 million, the effect of these events on Validus Re segment income was a decrease of $184.9 million. Validus Re segment loss ratios excluding, notable loss events, reserve for potential development on notable loss events and prior year reserve development for the three months ended March 31, 2012 and 2011 were 22.5% and 23.3%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
			Percentage
	2012	2011	Point Change
Property - current period excluding items below	12.9%	17.4%	(4.5)
Property - current period - notable losses	14.2%	84.2%	(70.0)
Property - current period - reserve for potential development on notable loss events	0.0%	28.8%	(28.8)
Property - change in prior accident years	(7.2)%	(3.4)%	(3.8)
Property - loss ratio	19.9%	127.0%	(107.1)

Marine - current period excluding items below	39.7%	40.2%	(0.5)
Marine - current period - notable losses	87.4%	116.8%	(29.4)
Marine - current period - reserve for potential development on notable loss events	0.0%	0.0%	—
Marine - change in prior accident years	(7.6)%	0.2%	(7.8)
Marine - loss ratio	119.5%	157.2%	(37.7)

Specialty - current period excluding items below	37.8%	30.9%	6.9
Specialty - current period - notable losses	0.0%	20.8%	(20.8)
Specialty - current period - reserve for potential development on notable loss events	0.0%	0.0%	—
Specialty - change in prior accident years	(6.8)%	(25.0)%	18.2
Specialty — loss ratio	31.0%	26.7%	4.3

All lines - current period excluding items below	22.5%	23.3%	(0.8)
All lines - current period - notable losses	33.8%	85.8%	(52.0)
All lines - current period - reserve for potential development on notable loss events	0.0%	20.1%	(20.1)
All lines - change in prior accident years	(7.2)%	(4.5)%	(2.7)
All lines - loss ratio	49.1%	124.7%	(75.6)

For the three months ended March 31, 2012, Validus Re property lines losses and loss expenses included $43.3 million related to current year losses and $11.5 million of favorable reserve development relating to prior accident years. The favorable reserve development was due primarily to a reduction in loss estimates on attritional losses. For the three months ended March 31, 2011, Validus Re property lines losses and loss expenses included $226.1 million related to current year losses and $6.0 million of favorable reserve development relating to prior accident years. The favorable reserve development was attributable to lower than expected claims development.

For the three months ended March 31, 2012, Validus Re property lines incurred $22.7 million of losses from notable loss events, which represented 14.2 percentage points of the property lines loss ratio. For the three months ended March 31, 2011, Validus Re’s property lines incurred $146.1 million of losses from notable loss events, which represented 84.2 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year reserve development, for the three months ended March 31, 2012 and 2011 were 12.9% and 17.4%, respectively.

For the three months ended March 31, 2012, Validus Re marine lines losses and loss expenses included $91.3 million related to current year losses and $5.4 million of favorable reserve development relating to prior accident years. The favorable reserve development is due primarily to a reduction in loss estimates on attritional losses. For the three months ended March 31, 2011, Validus Re marine lines losses and loss expenses included $84.5 million related to current year losses and $0.1 million of adverse reserve development relating to prior accident years.

For the three months ended March 31, 2012, Validus Re marine lines incurred $62.8 million of losses from notable loss events, which represented 87.4 percentage points on the marine lines loss ratio. For the three months ended March 31, 2011, Validus Re marine lines incurred $62.9 million off losses from notable loss events, which represented 116.8 percentage points of the marine lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year reserve development, for the three months ended March 31, 2012 and 2011 were 39.7% and 40.2%, respectively.

For the three months ended March 31, 2012, Validus Re specialty lines losses and loss expenses included $8.0 million related to current year losses and $1.4 million of favorable reserve development relating to prior accident years. The favorable reserve development was due primarily to a reduction in loss estimates on attritional losses. For the three months ended March 31, 2011, Validus Re specialty lines losses and loss expenses included $11.2 million related to current year losses and $5.4 million of favorable reserve development relating to prior accident years.

For the three months ended March 31, 2012, Validus Re specialty lines did not incur any notable losses. For the three months ended March 31, 2011, Validus Re’s specialty lines incurred $4.5 million of losses from notable loss events, which represented 20.8 percentage points of the specialty lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re specialty lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and  prior year reserve development, for the three months ended March 31, 2012 and 2011 were 37.8% and 30.9%, respectively.

AlphaCat. AlphaCat did not incur loss and loss expenses for the three months ended March 31, 2012 and 2011.

Talbot. Talbot losses and loss expenses for the three months ended March 31, 2012 were $107.8 million compared to $165.7 million for the three months ended March 31, 2011, a decrease of $57.9 million or 34.9%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 55.1% and 93.5% for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012, Talbot incurred losses of $119.9 million related to current year losses and $12.1 million of favorable reserve development relating to prior accident years. For the three months ended March 31, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 6.2 percentage points. For the three months ended March 31, 2011, Talbot incurred losses of $180.9 million related to current year losses and $15.2 million in favorable reserve development relating to prior accident years. For the three months ended March 31, 2011, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 8.6 percentage points.

For the three months ended March 31, 2012, Talbot incurred $13.4 million of losses from notable loss events, which represented 6.9 percentage points of the loss ratio. Including reinstatement premiums of ($3.4) million, the effect of these events on Talbot segment income was a decrease of $16.8 million. For the three months ended March 31, 2011, Talbot incurred $80.3 million of losses from notable loss events, which represented 45.3 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the three months ended March 31, 2012 and 2011 were 54.4% and 56.8%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
			Percentage
	2012	2011	Point Change
Property - current period excluding items below	53.9%	57.7%	(3.8)
Property - current period - notable losses	0.0%	144.5%	(144.5)
Property - change in prior accident years	2.7%	(14.3)%	17.0
Property - loss ratio	56.6%	187.9%	(131.3)

Marine - current period excluding items below	48.5%	55.3%	(6.8)
Marine - current period - notable losses	18.1%	31.3%	(13.2)
Marine - change in prior accident years	(7.3)%	(7.9)%	0.6
Marine - loss ratio	59.3%	78.7%	(19.4)

Specialty - current period excluding items below	60.5%	57.5%	3.0
Specialty - current period - notable losses	0.0%	5.2%	(5.2)
Specialty - change in prior accident years	(10.2)%	(6.2)%	(4.0)
Specialty – loss ratio	50.3%	56.5%	(6.2)

All lines - current period excluding items below	54.4%	56.8%	(2.4)
All lines - current period - notable losses	6.9%	45.3%	(38.4)
All lines - change in prior accident years	(6.2)%	(8.6)%	2.4
All lines - loss ratio	55.1%	93.5%	(38.4)

For the three months ended March 31, 2012, Talbot property lines losses and loss expenses include $24.1 million related to current year losses and $1.2 million of adverse reserve development relating to prior accident years. The prior year adverse reserve development was due to higher than expected claims development on large losses. For the three months ended March 31, 2011, Talbot property lines losses and loss expenses included $78.8 million related to current year losses and $5.6 million of favorable reserve development relating to prior accident years. The prior year favorable reserve development was attributable to lower than expected claims development across most lines of business.

For the three months ended March 31, 2012, Talbot property lines did not incur losses from notable loss events. For the three months ended March 31, 2011, Talbot’s property lines incurred $56.3 million of losses from notable loss events, which represented 144.5 percentage points of the property lines loss ratio. Talbot property line loss ratio, excluding prior year reserve development and notable loss events for the three months ended March 31, 2012 and 2011 were 53.9% and 57.7%, respectively.

For the three months ended March 31, 2012, Talbot marine lines losses and loss expenses included $49.2 million related to current year losses and $5.4 million of favorable reserve development relating to prior accident years. The prior year favorable reserve development was due primarily to favorable development on attritional losses. For the three months ended March 31, 2011, Talbot marine lines losses and loss expenses included $55.9 million related to current year losses and $5.1 million of favorable reserve development relating to prior accident years. The prior year favorable reserve development was primarily due to lower than expected loss development across a number of lines.

For the three months ended March 31, 2012, Talbot marine lines incurred $13.4 million of losses from notable loss events, which represented 18.1 percentage points of the marine lines loss ratio. For the three months ended March 31, 2011, Talbot’s marine lines incurred $20.2 million of losses from notable loss events, which represented 31.3 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding prior year reserve development and notable loss events identified above, for the three months ended March 31, 2012 and 2011 were 48.5% and 55.3%, respectively.

For the three months ended March 31, 2012, Talbot specialty lines losses and loss expenses included $46.6 million relating to current year losses and $7.9 million of favorable reserve development relating to prior accident years. The prior year favorable reserve development was attributable to lower than expected claims development. For the three months ended March 31, 2011, Talbot specialty lines losses and loss expenses included $46.3 million relating to current year losses and $4.5 million of favorable reserve development relating to prior accident years. The prior year favorable reserve development was primarily due to lower than expected loss development across some lines together with a reclassification of one loss from the specialty lines to the marine lines.

For the three months ended March 31, 2012, Talbot specialty lines did not incur losses from notable loss events. For the three months ended March 31, 2011, Talbot’s specialty lines incurred $3.8 million of losses from notable loss events, which represented 5.2 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding prior year reserve development and notable loss events for the three months ended March 31, 2012 and 2011 were 60.5% and 57.5%, respectively.

At March 31, 2012 and 2011, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended March 31, 2012.

	As at March 31, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$759,382	$458,878	$1,218,260
Marine	474,654	411,832	886,486
Specialty	238,160	306,704	544,864
Total	$1,472,196	$1,177,414	$2,649,610

	As at March 31, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$621,371	$435,971	$1,057,342
Marine	409,759	386,547	796,306
Specialty	186,822	257,848	444,670
Total	$1,217,952	$1,080,366	$2,298,318

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,350,849	$10,000	$1,377,561	$(107,267)	$2,631,143
Losses recoverable	(95,509)	—	(384,243)	107,267	(372,485)
Net reserves at period beginning	1,255,340	10,000	993,318		2,258,658

Incurred losses- current year	142,544	—	119,869	—	262,413
Change in prior accident years	(18,338)	—	(12,086)	—	(30,424)
Incurred losses	124,206	—	107,783	—	231,989

Foreign exchange	4,998	—	6,896	—	11,894
Paid losses	(124,672)	—	(79,551)	—	(204,223)
Net reserves at period end	1,259,872	10,000	1,028,446	—	2,298,318
Losses recoverable	68,069	—	387,293	(104,070)	351,292
Gross reserves at period end	$1,327,941	$10,000	$1,415,739	(104,070)	$2,649,610

The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2012, favorable loss reserve development on prior accident years was $30.4 million of which, $18.3 million of the favorable loss reserve development related to the Validus Re segment and $12.1 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 6.7 percentage points for the three months ended March 31, 2012. For the three months ended March 31, 2011, favorable loss reserve development on prior accident years was $26.5 million, of which, $11.3 million related to the Validus Re segment and $15.2 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 6.2 percentage points for the three months ended March 31, 2011.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company’s actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. As of December 31, 2011 the reserve for potential development on 2010 and 2011 notable loss events was $96.6 million. During the three months ended March 31, 2012, the Company allocated $13.0 million of the 2011 reserve for potential development on notable loss events to the Tohoku and Christchurch earthquakes. As at March 31, 2012, the reserve for potential development on notable loss events was $83.6 million.

Policy Acquisition Costs

Policy acquisition costs for the three months ended March 31, 2012 were $78.1 million compared to $77.3 million for the three months ended March 31, 2011, an increase of $0.8 million or 1.1%. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 17.3% and 18.0%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$27,897	35.7%	13.5%	$29,184	37.8%	13.5%	(4.4)%
Marine	29,789	38.1%	20.4%	27,083	35.0%	22.9%	10.0%
Specialty	20,446	26.2%	20.8%	21,029	27.2%	22.0%	(2.8)%
Total	$78,132	100.0%	17.3%	$77,296	100.0%	18.0%	1.1%

Validus Re. Validus Re policy acquisition costs for the three months ended March 31, 2012 were $38.8 million compared to $39.8 million for the three months ended March 31, 2011, a decrease of $1.0 million or 2.4%.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$23,914	61.7%	14.9%	$25,559	64.3%	14.7%	(6.4)%
Marine	11,521	29.7%	16.0%	10,510	26.4%	19.5%	9.6%
Specialty	3,355	8.6%	15.9%	3,681	9.3%	17.0%	(8.9)%
Total	$38,790	100.0%	15.3%	$39,750	100.0%	16.0%	(2.4)%

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended March 31, 2012 and 2011 were 15.3% and 16.0%, respectively. The policy acquisition cost ratio in the marine line has decreased by 3.5 percentage points due to an increase in reinstatement premiums that attract little or no policy acquisition costs.

AlphaCat. AlphaCat policy acquisition costs for the three months ended March 31, 2012 were $0.3 million compared to $0.3 million for the three months ended March 31, 2011, a decrease of $0.1 million or 19.0%.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$256	100.0%	9.6%	$316	100.0%	9.4%	(19.0)%
Total	$256	100.0%	9.6%	$316	100.0%	9.4%	(19.0)%

Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 9.6% and 9.4%, respectively.

Talbot. Talbot policy acquisition costs for the three months ended March 31, 2012 were $38.7 million compared to $37.2 million for the three months ended March 31, 2011, an increase of $1.5 million or 4.1%.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$3,372	8.7%	7.6%	$3,366	9.0%	8.6%	0.2%
Marine	18,285	47.2%	24.8%	16,593	44.6%	25.7%	10.2%
Specialty	17,081	44.1%	22.2%	17,257	46.4%	23.4%	(1.0)%
Total	$38,738	100.0%	19.8%	$37,216	100.0%	21.0%	4.1%

Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 19.8% and 21.0%, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $66.4 million compared to $48.5 million for the three months ended March 31, 2011, an increase of $17.9 million or 36.9%.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$17,252	26.0%	$10,657	22.0%	61.9%
AlphaCat	1,032	1.6%	894	1.8%	15.4%
Talbot	33,348	50.2%	28,722	59.3%	16.1%
Corporate & Eliminations (a)	14,743	22.2%	8,204	16.9%	79.7%
Total	$66,375	100.0%	$48,477	100.0%	36.9%

(a) Corporate and Eliminations includes legal entity adjustments.

General and administrative expenses of $66.4 million in the three months ended March 31, 2012 represents 14.7 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the three months ended March 31, 2012 were $17.3 million compared to $10.7 million for the three months ended March 31, 2011, an increase of $6.6 million or 61.9%. General and administrative expenses have increased due primarily to an increase in performance bonus accrual for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Other contributing factors to the increase in general and administrative expense include a tax adjustment and an increase in rent and office expenses due to the Bermuda office refurbishment. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re’s general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 6.8% and 4.3%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the three months ended March 31, 2012 were $1.0 million as compared to $0.9 million for the three months ended March 31, 2011, an increase of $0.1 million or 15.4%. General and administrative expenses include salaries and benefits and professional fees. AlphaCat’s general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 38.8% and 26.6%, respectively.

Talbot. Talbot general and administrative expenses for the three months ended March 31, 2012 were $33.3 million compared to $28.7 million for the three months ended March 31, 2011, an increase of $4.6 million or 16.1%. General and administrative expenses have increased primarily due to an increase in the performance bonus accrual for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 17.0% and 16.2%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended March 31, 2012 were $14.7 million compared to $8.2 million for the three months ended March 31, 2011, an increase of $6.5 million or 79.7%. General and administrative expenses have increased primarily due to an increase in professional fees related to Solvency II.  Other contributing factors to the increase in general and administrative expenses include an increase in the performance bonus accrual for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the three months ended March 31, 2012 were $5.4 million compared to $12.0 million for the three months ended March 31, 2011, a decrease of $6.6 million or 54.9%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$1,872	34.4%	$3,105	25.8%	(39.7)%
AlphaCat	52	1.0%	27	0.2%	92.6%
Talbot	1,348	24.8%	2,719	22.6%	(50.4)%
Corporate & Eliminations (a)	2,166	39.8%	6,198	51.4%	(65.1)%
Total	$5,438	100.0%	$12,049	100.0%	(54.9)%

(a) Corporate and Eliminations includes legal entity adjustments.

Share compensation expenses of $5.4 million in the three months ended March 31, 2012 represents 1.2 percentage points of the general and administrative expense ratio. The decrease in share compensation expenses of $6.6 million is due to a reversal of $1.4 million of expenses related to performance shares based on a review of current and projected performance criteria. In addition, the share compensation expenses of $12.0 million for the three months ended March 31, 2011 included an expense of $4.0 million as a result of a change in forfeiture rates.

Validus Re. Validus Re share compensation expenses for the three months ended March 31, 2012 were $1.9 million compared to $3.1 million for the three months ended March 31, 2011, a decrease of $1.2 million or 39.7%. Share compensation expense as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 0.7% and 1.2%, respectively.

AlphaCat. AlphaCat share compensation expense as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 2.0% and 0.8%, respectively

Talbot. Talbot share compensation expenses for the three months ended March 31, 2012 was $1.3 million compared to $2.7 million for the three months ended March 31, 2011, a decrease of $1.4 million or 50.4%. Share compensation expense as a percent of net premiums earned for the three months ended March 31, 2012 and 2011 were 0.7% and 1.5%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the three months ended March 31, 2012 were $2.2 million compared to $6.2 million for the three months ended March 31, 2011, a decrease of $4.0 million or 65.1%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2012 and 2011.

	Three Months Ended	Three Months Ended	Percentage
Consolidated	March 31, 2012	March 31, 2011	Point Change
Losses and loss expense ratio	51.4%	110.9%	(59.5)
Policy acquisition cost ratio	17.3%	18.0%	(0.7)
General and administrative expense ratio (a)	15.9%	14.1%	1.8
Expense ratio	33.2%	32.1%	1.1
Combined ratio	84.6%	143.0%	(58.4)

	Three Months Ended	Three Months Ended	Percentage
Validus Re	March 31, 2012	March 31, 2011	Point Change
Losses and loss expense ratio	49.1%	124.7%	(75.6)
Policy acquisition cost ratio	15.3%	16.0%	(0.7)
General and administrative expense ratio (a)	7.6%	5.5%	2.1
Expense ratio	22.9%	21.5%	1.4
Combined ratio	72.0%	146.2%	(74.2)

	Three Months Ended	Three Months Ended	Percentage
AlphaCat	March 31, 2012	March 31, 2011	Point Change
Losses and loss expense ratio	0.0%	0.0%	—
Policy acquisition cost ratio	9.6%	9.4%	0.2
General and administrative expense ratio (a)	40.7%	27.4%	13.3
Expense ratio	50.3%	36.8%	13.5
Combined ratio	50.3%	36.8%	13.5

	Three Months Ended	Three Months Ended	Percentage
Talbot	March 31, 2012	March 31, 2011	Point Change
Losses and loss expense ratio	55.1%	93.5%	(38.4)
Policy acquisition cost ratio	19.8%	21.0%	(1.2)
General and administrative expense ratio (a)	17.7%	17.7%	—
Expense ratio	37.5%	38.7%	(1.2)
Combined ratio	92.6%	132.2%	(39.6)

(a)          Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the three months ended March 31, 2012 and 2011 were 15.9% and 14.1%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$66,375	14.7%	$48,477	11.3%
Share compensation expenses	5,438	1.2%	12,049	2.8%
Total	$71,813	15.9%	$60,526	14.1%

Underwriting Income (Loss)

Underwriting income for the three months ended March 31, 2012 was $69.3 million compared to an underwriting loss of ($184.5) million for the three months ended March 31, 2011, an increase of $253.8 million, or 137.5%.

(Dollars in thousands)	Three Months Ended March 31, 2012	% of sub-total	Three Months Ended March 31, 2011	% of sub-total	% Change
Validus Re	$70,889	82.0%	$(115,113)	67.7%	161.6%
AlphaCat	1,323	1.5%	2,129	(1.3)%	(37.9)%
Talbot	14,310	16.5%	(57,087)	33.6%	125.1%
Sub-total	86,522	100.0%	(170,071)	100.0%	(150.9)%
Corporate & Eliminations (a)	(17,257)		(14,416)		(19.7)%
Total	$69,265		$(184,487)		137.5%

(a) Corporate and Eliminations includes legal entity adjustments.

The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP financial measure. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Comprehensive Income (Loss) line items, as illustrated below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011
Underwriting income (loss)	$69,265	$(184,487)
Net investment income	27,760	29,975
Other income	8,891	1,606
Finance expenses	(16,279)	(14,001)
Net realized gains on investments	7,532	6,379
Net unrealized gains (losses) on investments	20,671	(12,828)
Foreign exchange gains (losses)	3,166	(467)
Equity earnings in non-consolidated affiliate	3,367	—
Tax (expense) benefit	(139)	1,459
Net income (loss)	$124,234	$(172,364)

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

Net Investment Income

Net investment income for the three months ended March 31, 2012 was $27.8 million compared to $30.0 million for the three months ended March 31, 2011, a decrease of $2.2 million or 7.4%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended March 31, 2012 and 2011 are as provided below.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	% Change
Fixed maturities and short-term investments	$27,276	$28,935	(5.7)%
Cash and cash equivalents	2,317	2,581	(10.2)%
Securities lending income	5	16	(68.8)%
Total gross investment income	29,598	31,532	(6.1)%
Investment expenses	(1,838)	(1,557)	18.0%
Net investment income	$27,760	$29,975	(7.4)%

Annualized effective investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company’s annualized effective investment yield was 1.81% and 2.06% for the three months ended March 31, 2012 and 2011, respectively, and the average duration of the portfolio at March 31, 2012 was 1.71 years (December 31, 2011 — 1.63 years).

Other Income

Other income for the three months ended March 31, 2012 was $8.9 million compared to $1.6 million for the three months ended March 31, 2011, an increase of $7.3 million or 453.6%. The AlphaCat segment earned $7.5 million of fees in respect of the business written by and performance of AlphaCat Re 2011.

Finance Expenses

Finance expenses for the three months ended March 31, 2012 were $16.3 million compared to $14.0 million for the three months ended March 31, 2011, an increase of $2.3 million or 16.3%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011	% Change
2006 Junior Subordinated Deferrable Debentures	$1,549	$3,588	(56.8)%
2007 Junior Subordinated Deferrable Debentures	3,029	3,029	0.0%
2010 Senior Notes due 2040	5,597	5,597	0.0%
Credit facilities	6,073	1,724	252.3%
Talbot FAL Facility	31	63	NM
Finance expenses	$16,279	$14,001	16.3%

NM: Not Meaningful

The increase in finance expenses of $2.3 million for the three months ended March 31, 2012 was due primarily to a $4.3 million increase in credit facility fees. The increase in credit facility fees was due to closing fees on the renewal of the credit facilities and the acceleration of fees expensed on the credit facilities that expired during the year.  There was a $2.0 million decrease in interest paid on the 2006 Junior Subordinated Deferrable Debentures due to the basis of repayment changing from a fixed interest rate of 9.069% per annum through June 15, 2011 to a floating rate of three month LIBOR plus 355 basis points reset quarterly.

Tax (Expense) Benefit

Tax expense for the three months ended March 31, 2012 was ($0.1) million compared to a benefit of $1.5 million for the three months ended March 31, 2011, an increase in expense of $1.6 million or 109.5%. The increase is primarily due to higher taxable income in the Talbot segment for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Equity Earnings in Non-Consolidated Affiliate

Equity earnings in non-consolidated affiliate was $3.4 million for the three months ended March 31, 2012, compared to $nil for the three months ended March 31, 2011, an increase of $3.4 million or 100%. AlphaCat Re 2011 commenced writing business in the second quarter of 2011, therefore there was no comparative income for the three months ended March 31, 2011. As at March 31, 2012, the Company owned 22.3% of AlphaCat Re 2011, therefore equity earnings in non-consolidated affiliate reflects the Company’s share of $15.1 million of AlphaCat Re 2011’s net income for the three months ended March 31, 2012.

Net Realized Gains on Investments

Net realized gains on investments for the three months ended March 31, 2012 were $7.5 million compared to $6.4 million for the three months ended March 31, 2011, an increase of $1.2 million or 18.1%.

Net Unrealized Gains (Losses) on Investments

Net unrealized gains on investments for the three months ended March 31, 2012 were $20.7 million compared to losses of ($12.8) million for the three months ended March 31, 2011, an increase of $33.5 million or 261.1%. The net unrealized gains for the three months ended March 31, 2012 were a result of credit spreads tightening on both investment grade and bank loan sectors during the quarter.

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

Foreign Exchange Gains (Losses)

Foreign exchange gains for the three months ended March 31, 2012 were $3.2 million compared to losses of ($0.5) million for the three months ended March 31, 2011, a favorable movement of $3.6 million or 777.9%. For the three months ended March 31, 2012, Validus Re recognized foreign exchange losses of ($0.3) million, Talbot recognized foreign exchange gains of $3.6 million.

The Euro to U.S. dollar exchange rates were 1.33 and 1.30 at March 31, 2012 and December 31, 2011, respectively. The British pound sterling to U.S. dollar exchange rates were 1.60 and 1.55 at March 31, 2012 and December 31, 2011, respectively. During the quarter, the Euro appreciated by 2.3%, and the British pound appreciated by 3.2%.

For the three months ended March 31, 2012, Validus Re segment foreign exchange losses were ($0.3) million compared to ($4.3) million for the three months ended March 31, 2011, a favorable movement of $4.0 million or 93.9%. The favorable movement in Validus Re foreign exchange losses was due primarily to the prior year loss of $3.8 million on a foreign exchange contract that was not incurred in the three months ended March 31, 2012.

For the three months ended March 31, 2012, AlphaCat segment foreign exchange losses were $0.0 million compared to $(0.1) million for the three months ended March 31, 2011, a favorable movement of $0.1 million or 90.0%.

For the three months ended March 31, 2012, Talbot segment foreign exchange gains were $3.6 million compared to gains of $3.9 million for the three months ended March 31, 2011, an unfavorable movement of ($0.3) million or 7.1%.

At March 31, 2012, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $105.9 million and $22.9 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $73.7 million and $9.3 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Other Non-GAAP Financial Measures

In presenting the Company’s results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled “Financial Measures.” A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled “Underwriting Income (Loss).” A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the three months ended March 31, 2012 and 2011 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-U.S. dollar denominated balances are unrelated to our underlying business.

The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at March 31, 2012 and December 31, 2011.

	As at March 31, 2012
	(unaudited)
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity	$3,539,511	99,340,458		$35.63

Diluted book value per common share
Total shareholders’ equity	3,539,511	99,340,458
Assumed exercise of outstanding warrants	121,445	6,916,677	$17.56
Assumed exercise of outstanding stock options	45,353	2,255,863	$20.10
Unvested restricted shares	—	2,959,670
Diluted book value per common share	$3,706,309	111,472,668		$33.25

	As at December 31, 2011
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity	$3,448,425	99,471,080		$34.67

Diluted book value per common share
Total shareholders’ equity	3,448,425	99,471,080
Assumed exercise of outstanding warrants	121,445	6,916,677	$17.56
Assumed exercise of outstanding stock options	45,530	2,263,012	$20.12
Unvested restricted shares	—	3,340,729
Diluted book value per common share	$3,615,400	111,991,498		$32.28

Financial Condition and Liquidity

Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, “Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of the Company’s dividend policy.

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) provided by investing activities, net cash provided by (used in) financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2012 and 2011 is provided in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011	% Change
Net cash provided by operating activities	$164,905	$168,557	(2.2)%
Net cash (used in) provided by investing activities	(49,972)	(62,779)	20.4%
Net cash provided by (used in) financing activities	(46,926)	(19,267)	(143.6)%
Effect of foreign currency rate changes on cash
and cash equivalents	16,545	10,193	62.3%
Net increase in cash	$84,552	$96,704	(12.6)%

During the three months ended March 31, 2012, net cash provided by operating activities of $164.9 million was driven primarily by net income of $124.2 million, a $313.1 million increase in unearned premiums, partially offset by a $246.0 million decrease in premiums receivable. Net cash used in investing activities of $50.0 million was driven primarily by a net purchase of investments of $57.3 million, partially offset by $7.4 million decrease in securities lending. Net cash used in financing activities of $46.9 million was driven primarily by the payment of $27.0 million in quarterly dividends.

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

As at March 31, 2012, the Company’s portfolio was composed of fixed income investments including short-term investments, agency securities and sovereign securities amounting to $5,336.2 million or 85.3% of total cash and investments. Details of the Company’s debt and financing arrangements at March 31, 2012 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	327,829
$500,000 bi-lateral secured letter of credit facility	March 12, 2012	116
Talbot FAL facility	December 31, 2015	25,000
IPC Bi-Lateral facility	December 31, 2012	51,583
Total		$944,328

Capital Resources

Shareholders’ equity at March 31, 2012 was $3,539.5 million.

On May 2, 2012, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on June 29, 2012 to holders of record on June 15, 2012. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a special purpose “sidecar” reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance.  At the time of formation, Validus Re had an equity interest in AlphaCat Re 2011 and as Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re’s common shares to one of the third party investors.  As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011’s outstanding voting rights decreased to 43.7%.  As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is therefore treated as an equity method investment as at December 31, 2011. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the year ended December 31, 2011 was recorded in the Consolidated Statements Comprehensive Income as net income attributable to noncontrolling interest.

On August 5, 2011, the Company filed a shelf registration statement on Form S-3 (No. 333-176116) with the U.S. Securities Exchange Committee in which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. In addition, the shelf registration statement will provide for secondary sales of common shares sold by the Company’s shareholders. The registration statement is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company’s capital needs.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company repurchased 35.4 million shares at a cost of $958.5 million under the share repurchase programs for the period November 4, 2009 through May 1, 2012. The Company has $370.7 million remaining under its authorized share repurchase program.

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

The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	March 31, 2012
Validus Reinsurance, Ltd. (consolidated), excluding Validus Re Americas, Ltd.	$3,305,868
Validus Re Americas, Ltd. (formerly IPCRe, Ltd.)	130,855
AlphaCat Reinsurance, Ltd.	490
Total Validus Reinsurance, Ltd. (consolidated)	3,437,213
Talbot Holdings, Ltd.	718,593
Other subsidiaries	5,059
Other, net	(84,545)
Total consolidated capitalization	4,076,320
Senior notes payable	(247,009)
Debentures payable	(289,800)
Total shareholders’ equity	$3,539,511

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of May 2, 2012:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB	Baa2	BBB+
Senior debt	bbb	BBB	Baa2	BBB
Subordinated debt	bbb-	BBB-	Baa3	BB+
Preferred stock	bb+	BB+	Ba1	—
Outlook on ratings	Stable	Stable	Stable	Positive

Validus Reinsurance, Ltd.
Financial strength rating	A	A-	A3	A-
Issuer credit rating	a	—	—	—
Outlook on ratings	Stable	Stable	Stable	Positive

Validus Re Americas, Ltd. (formerly IPCRe Ltd.)
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

(a)                                  The A.M. Best ratings were most recently upgraded on February 6, 2012

(b)                                 The S&P ratings were upgraded to the levels noted above on August 24, 2010

(c)                                  All Moody’s ratings were most recently affirmed on December 29, 2011

(d)                                 All Fitch ratings were most recently affirmed on November 7, 2011

Recent accounting pronouncements

Please refer to Note 2 of the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company’s borrowings and credit facilities as at March 31, 2012.

(Dollars in thousands)	Commitments (a)	Outstanding
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	400,000	—
$525,000 secured letter of credit facility	525,000	327,829
$500,000 secured bi-lateral letter of facility	500,000	116
Talbot FAL Facility (b)	25,000	25,000
IPC Bi-Lateral Facility	80,000	51,583
Total	$2,130,000	$944,328

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

Please refer to Note 10 of the Consolidated Financial Statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.

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

Substantially all of the fixed maturity investments held at March 31, 2012 were publicly traded. At March 31, 2012 the average duration of the Company’s fixed maturity portfolio was 1.71 years (December 31, 2011: 1.63 years) and the average rating of the portfolio was AA- (December 31, 2011: AA-). At March 31, 2012, the total fixed maturity portfolio was $5,015.2 million (December 31, 2011: $4,894.1 million), of which $853.0 million (December 31, 2011: $882.9 million) were rated AAA.

On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPC’s investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. The redemption amounted to $89.4 million and the Company has received full proceeds. As of March 31, 2012, the Company held a fund of hedge fund side pocket of $5.0 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable

With the exception of the bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio as at March 31, 2012, has $25.6 million of non-agency mortgage backed securities rated less than investment grade.

The other components of less than investment grade securities held by the Company at March 31, 2012 were $3.7 million of Non-U.S. Government and Government agency bonds, $29.4 million of catastrophe bonds, $471.7 million of bank loans and $2.6 million of corporate bonds.

Cash and cash equivalents and investments in Talbot of $1,730.9 million at March 31, 2012 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2011: $1,686.6 million). Total cash and cash equivalents and investments in Talbot were $1,802.1 million at March 31, 2012 (December 31, 2011: $1,743.0 million).

As of March 31, 2012, the Company had approximately $0.9 million of asset-backed securities with sub-prime collateral (December 31, 2011: $1.0 million) and $4.0 million of Alt-A RMBS (December 31, 2011: $4.4 million).

Cash Flows

During the three months ended March 31, 2012 and 2011, the Company generated net cash from operating activities of $164.9 million and $168.6 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

As of March 31, 2012 and December 31, 2011, the Company had cash and cash equivalents of $917.4 million and $832.8 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at March 31, 2012, presented above.

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

•                  statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•                  the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

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

As at March 31, 2012, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.7%, or approximately $91.1 million. As at March 31, 2012, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.0% or approximately $55.0 million.

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

As at March 31, 2012, the Company held $860.2 million (December 31, 2011: $829.5 million), or 17.2% (December 31, 2011: 16.9%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of March 31, 2012, $851.0 million, or 10.5% of our total assets and $879.5 million, or 19.1% of our total liabilities were held in foreign currencies. As of March 31, 2012, $108.4 million, or 2.4% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of December 31, 2011, $797.0 million, or 10.5% of our total assets and $890.5 million, or 21.4% of our total liabilities were held in foreign currencies. As of December 31, 2011, $88.8 million, or 2.1% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date.

Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At March 31, 2012, 1.2% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.1% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2012, 99.7% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2011: 99.4%, rated A-).

Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including residential mortgage-backed securities and bank loans which represent 8.4% (December 31, 2011: 8.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2012, the Company had $1,572.1 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at March 31, 2012 are provided below.

	Maturity Date /	In Use/
(Dollars in thousands)	Term	Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	327,829
$500,000 bi-lateral secured letter of credit facility	March 12, 2012	116
Talbot FAL facility	December 31, 2015	25,000
IPC Bi-Lateral facility	December 31, 2012	51,583
Total		$944,328

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

ITEM 1A.               RISK FACTORS

Please refer to the discussion of Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has $370.7 million remaining under its authorized share repurchase program. The Company expects the purchases under its share repurchase program to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

The Company has repurchased approximately 35.4 million common shares for an aggregate purchase price of $958.5 million from the inception of the share repurchase program to May 1, 2012.

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

	Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at December 31, 2011 (cumulative)	January	February	March	Quarter ended March 31, 2012

Aggregate purchase price (a)	$947,170	$—	$6,052	$5,256	$11,308
Shares repurchased	35,031,985	—	197,560	175,000	372,560
Average price (a)	$27.04	$—	$30.63	$30.03	$30.35
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (b)					$1.49
Diluted EPS - Quarter (c)					$0.29

	Share Repurchase Activity
	(Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at March 31, 2012 (cumulative)	April	May	As at May 1, 2012	Cumulative to Date Effect
Aggregate purchase price (a)	$958,478	$—	$—	$—	$958,478
Shares repurchased	35,404,545	—	—	—	35,404,545
Average price (a)	$27.07	$—	$—	$—	$27.07

(a) Share transactions are on a trade date basis through May 1, 2012 and are inclusive of commissions.  Average share price is rounded to two decimal places.

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

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURE

The Company is in the insurance and reinsurance business and as such, mine safety disclosures do not apply.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1

Four-Year Unsecured Revolving Credit and Letter of Credit Facility, dated as of March 09, 2012, among Validus Holdings, Ltd., Validus Re Americas, Ltd., PaCRe, Ltd. and Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Deutsche Bank Securities Inc, as syndication agent. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012)

10.2

Four-Year Secured Letter of Credit Facility, dated as of March 09, 2012, among Validus Holdings, Ltd., Validus Re Americas, Ltd. and Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Deutsche Bank Securities Inc, as syndication agent. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012)

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date: May 2, 2012	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date: May 2, 2012	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
President and Chief Financial Officer