Form 10-Q
period 2012-06-30
VALIDUS HOLDINGS LTD
filed 2012-08-01
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission file number 001-33606
__________________________________________________
VALIDUS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)
__________________________________________________

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

As of July 24, 2012 there were 93,985,765 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2012 (unaudited) and December 31, 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2012 - $4,715,764; 2011 - $4,859,705)	$4,772,899	$4,894,145
Short-term investments, at fair value (amortized cost: 2012 - $310,715; 2011 - $280,299)	310,703	280,191
Other investments at fair value (amortized cost: 2012 - $510,900; 2011 - $15,002)	463,018	16,787
Cash and cash equivalents	903,310	832,844
Total investments and cash	6,449,930	6,023,967
Investments in affiliates	92,807	53,031
Premiums receivable	977,431	646,354
Deferred acquisition costs	176,172	121,505
Prepaid reinsurance premiums	176,387	91,381
Securities lending collateral	3,456	7,736
Loss reserves recoverable	371,484	372,485
Paid losses recoverable	32,395	90,495
Income taxes recoverable	2,651	—
Intangible assets	112,651	114,731
Goodwill	20,393	20,393
Accrued investment income	21,399	25,906
Other assets	62,412	50,487
Total assets	$8,499,568	$7,618,471

Liabilities
Reserve for losses and loss expenses	$2,591,299	$2,631,143
Unearned premiums	1,196,836	772,382
Reinsurance balances payable	185,456	119,899
Securities lending payable	4,145	8,462
Deferred income taxes	19,197	16,720
Net payable for investments purchased	6,451	1,256
Accounts payable and accrued expenses	76,774	83,402
Senior notes payable	247,036	246,982
Debentures payable	289,800	289,800
Total liabilities	$4,616,994	$4,170,046

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2012 - 135,374,491; 2011 - 134,503,065; Outstanding: 2012 - 93,411,062; 2011 - 99,471,080)	$23,691	$23,538
Treasury shares (2012 - 41,963,429; 2011 - 35,031,985)	(7,343)	(6,131)
Additional paid-in-capital	1,684,781	1,893,890
Accumulated other comprehensive (loss)	(5,965)	(6,601)
Retained earnings	1,782,670	1,543,729
Total shareholders’ equity available to Validus	3,477,834	3,448,425
Noncontrolling interest	404,740	—
Total shareholders’ equity	$3,882,574	$3,448,425

Total liabilities and shareholders’ equity	$8,499,568	$7,618,471

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$627,089	$605,387	$1,464,378	$1,455,283
Reinsurance premiums ceded	(119,052)	(132,346)	(226,104)	(242,166)
Net premiums written	508,037	473,041	1,238,274	1,213,117
Change in unearned premiums	(60,410)	(47,401)	(339,448)	(357,944)
Net premiums earned	447,627	425,640	898,826	855,173
Net investment income	25,885	26,494	53,645	56,469
Net realized gains on investments	6,154	11,552	13,686	17,931
Net unrealized (losses) gains on investments	(53,574)	18,526	(32,903)	5,698
(Loss) from investment affiliate	(398)	—	(398)	—
Other income	5,994	595	14,885	2,201
Foreign exchange (losses) gains	(652)	(1,991)	2,514	(2,458)
Total revenues	431,036	480,816	950,255	935,014

Expenses
Losses and loss expenses	153,692	207,307	385,681	683,505
Policy acquisition costs	76,129	78,230	154,261	155,526
General and administrative expenses	61,635	60,841	128,010	109,318
Share compensation expenses	6,800	7,628	12,238	19,677
Finance expenses	13,706	16,361	29,985	30,362
Total expenses	311,962	370,367	710,175	998,388

Net income (loss) before taxes and income from operating affiliates	119,074	110,449	240,080	(63,374)
Tax (expense) benefit	(404)	29	(543)	1,488
Income from operating affiliates	3,592	—	6,959	—
Net income (loss)	$122,262	$110,478	$246,496	$(61,886)
Net loss (income) attributable to noncontrolling interest	45,360	(594)	45,360	(594)
Net income (loss) available (attributable) to Validus	$167,622	$109,884	$291,856	$(62,480)

Other comprehensive (loss) income
Foreign currency translation adjustments	(757)	(21)	636	936

Other comprehensive (loss) income	$(757)	$(21)	$636	$936

Comprehensive income (loss) available (attributable) to Validus	$166,865	$109,863	$292,492	$(61,544)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	98,254,186	98,385,924	98,839,663	98,165,132
Diluted	103,667,967	104,562,450	104,382,030	98,165,132

Basic earnings (loss) per share available (attributable) to common shareholders	$1.69	$1.10	$2.92	$(0.68)
Diluted earnings (loss) per share available (attributable) to common shareholders	$1.62	$1.05	$2.80	$(0.68)

Cash dividends declared per share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2012 and 2011 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$23,538	$23,247
Common shares issued, net	153	167
Balance - End of period	$23,691	$23,414

Treasury shares
Balance - Beginning of period	$(6,131)	$(6,096)
Repurchase of common shares	(1,212)	(35)
Balance - End of period	$(7,343)	$(6,131)

Additional paid-in capital
Balance - Beginning of period	$1,893,890	$1,860,960
Common shares (redeemed) issued, net	(1,307)	6,071
Repurchase of common shares	(220,040)	(5,960)
Share compensation expenses	12,238	19,677
Balance - End of period	$1,684,781	$1,880,748

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(6,601)	$(5,455)
Foreign currency translation adjustments	636	936
Balance - End of period	$(5,965)	$(4,519)

Retained earnings
Balance - Beginning of period	$1,543,729	$1,632,175
Dividends	(52,915)	(54,890)
Net income (loss)	246,496	(61,886)
Net loss (income) attributable to noncontrolling interest	45,360	(594)
Balance - End of period	$1,782,670	$1,514,805

Total shareholders’ equity available to Validus	$3,477,834	$3,408,317

Noncontrolling interest	$404,740	$134,895

Total shareholders’ equity	$3,882,574	$3,543,212

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income (loss)	$246,496	$(61,886)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	12,238	19,677
Amortization of discount on senior notes	54	54
Loss from investment affiliate	398	—
Net realized (gains) on investments	(13,686)	(17,931)
Net unrealized losses (gains) on investments	32,903	(5,698)
Amortization of intangible assets	2,080	2,080
Income from operating affiliates	(6,959)	—
Foreign exchange (gains) included in net income	(5,844)	(12,729)
Amortization of premium on fixed maturities	12,253	16,247
Change in:
Premiums receivable	(330,214)	(475,119)
Deferred acquisition costs	(54,667)	(52,827)
Prepaid reinsurance premiums	(85,006)	(106,312)
Loss reserves recoverable	1,475	(155,002)
Paid losses recoverable	58,149	(2,825)
Income taxes recoverable	(2,720)	(2,400)
Accrued investment income	4,534	12,406
Other assets	(11,777)	9,351
Reserve for losses and loss expenses	(43,198)	575,832
Unearned premiums	424,454	464,256
Reinsurance balances payable	65,154	116,080
Deferred income taxes	2,565	(2,611)
Accounts payable and accrued expenses	(3,518)	(11,029)
Net cash provided by operating activities	305,164	309,614

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,829,294	2,654,804
Proceeds on maturities of investments	295,192	195,055
Purchases of fixed maturities	(1,975,225)	(2,613,981)
Purchases of short-term investments, net	(31,629)	(451,706)
(Purchases) sales of other investments	(500,632)	3,809
Decrease in securities lending collateral	4,317	960
Purchase of investment in operating affiliates	(26,500)	—
Purchase of investment in investment affiliate	(3,368)	—
Net cash (used in) investing activities	(408,551)	(211,059)

Cash flows provided by (used in) financing activities
(Redemption) issuance of common shares, net	(1,154)	6,238
Purchases of common shares under share repurchase program	(221,252)	(5,995)
Dividends paid	(56,260)	(54,000)
Decrease in securities lending payable	(4,317)	(960)
Third party investment in noncontrolling interest	450,100	134,301
Net cash provided by financing activities	167,117	79,584

Effect of foreign currency rate changes on cash and cash equivalents	6,736	17,042

Net increase in cash	70,466	195,181

Cash and cash equivalents - beginning of period	$832,844	$620,740

Cash and cash equivalents - end of period	$903,310	$815,921

Taxes paid (recovered) during the period	$3,764	$(3,373)

Interest paid during the period	$20,117	$23,823
 The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1.	Basis of preparation and consolidation

These unaudited consolidated financial statements include Validus Holdings, Ltd. and its subsidiaries (together, the "Company") and have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (the "SEC").

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant estimates reflected in the Company's consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results for a full year. The term "ASC" used in these notes refers to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board ("FASB").

On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, Ltd. (“PaCRe”) a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. Validus Reinsurance, Ltd. (“Validus Re”) has an equity interest in PaCRe and as Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe's earnings attributable to third party investors for the three and six months ended June 30, 2012 is recorded in the consolidated Statements of Comprehensive Income (loss) as net income attributable to noncontrolling interest. Refer to Note 5 "Noncontrolling interest" for further information.

On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012, Ltd. (“AlphaCat Re 2012”) a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. Validus Re has an equity interest and voting interest in AlphaCat Re 2012 which is below 50%, therefore the investment in AlphaCat Re 2012 is included as an equity method investment in the consolidated financial statements of the Company. Refer to Note 4 “Investments in affiliates” for further information.

2.	Recent accounting pronouncements

(a) Adoption of New Accounting Standards

Fair Value Measurement and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value
Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). The objective of ASU 2011-04 is to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in ASC Topic 820 "Fair Value Measurements". ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Effective January 1, 2012, the Company prospectively adopted this amended guidance. The adoption of this guidance did not impact our results of operations, financial condition or liquidity. The adoption of this guidance did not have a significant impact on the current disclosures included in Note 3 "Investments".
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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). The objective of ASU 2012-02 is to simplify how entities test intangibles for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment described in ASC Topic 350 "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill." The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company has evaluated the impact of this guidance and has concluded that it will not have a material impact on the Company's consolidated financial statements.

3.	Investments

The Company’s investments in fixed maturities, short-term investments and other investments are classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices or alternative indices including overnight repos and commercial paper. Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Financial instruments in this category include U.S. and U.K. Treasuries, sovereign debt, corporate debt, catastrophe bonds, U.S. agency and non-agency mortgage and asset-backed securities and bank loans. Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. An investment in four Paulson & Co. Inc. managed hedge funds and an investment in a fund of hedge funds are the only financial instruments in this category as at June 30, 2012. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).

Other investments consist of an investment in four Paulson & Co. Inc. managed hedge funds (the "hedge funds"), a fund of hedge funds and a deferred compensation trust held in mutual funds. The hedge funds were valued at $450,131 at June 30, 2012. The funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's May 31, 2012 NAV was used as a partial basis for fair value measurement in the Company's June 30, 2012 balance sheet. The fund manager provides an estimate of the NAV at June 30, 2012 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Immaterial variances are recorded in the following reporting period. These managed hedge funds are subject to quarterly liquidity.

The fund of hedge funds is a side pocket valued at $4,662 at June 30, 2012. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund’s administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator’s May 31, 2012 NAV was used as a basis for fair value measurement in the Company’s June 30, 2012 balance sheet. The fund manager provides an estimate of the fund NAV at June 30, 2012 based on the estimated performance provided from the underlying third-party funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager’s estimated NAV that incorporates relevant valuation sources on a timely basis. Immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.

At June 30, 2012, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,139,424	$—	$1,139,424
Non-U.S. Government and Government Agency	—	331,601	—	331,601
States, municipalities, political subdivision	—	42,844	—	42,844
Agency residential mortgage-backed securities	—	449,464	—	449,464
Non-Agency residential mortgage-backed securities	—	23,069	—	23,069
U.S. corporate	—	1,271,768	—	1,271,768
Non-U.S. corporate	—	559,479	—	559,479
Bank loans	—	566,017	—	566,017
Catastrophe bonds	—	36,702	—	36,702
Asset-backed securities	—	352,531	—	352,531
Commercial mortgage-backed securities	—	—	—	—
Total fixed maturities	—	4,772,899	—	4,772,899
Short-term investments	282,061	28,642	—	310,703
Fund of hedge funds	—	—	4,662	4,662
Hedge funds (a)	—	—	450,131	450,131
Mutual funds	—	8,225	—	8,225
Total	$282,061	$4,809,766	$454,793	$5,546,620
Noncontrolling interest (a)			(405,118)	(405,118)
Total investments excluding noncontrolling interest	$282,061	$4,809,766	$49,675	$5,141,502

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

At December 31, 2011, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,182,393	$—	$1,182,393
Non-U.S. Government and Government Agency	—	449,358	—	449,358
States, municipalities, political subdivision	—	26,291	—	26,291
Agency residential mortgage-backed securities	—	468,054	—	468,054
Non-Agency residential mortgage-backed securities	—	32,706	—	32,706
U.S. corporate	—	1,329,758	—	1,329,758
Non-U.S. corporate	—	579,675	—	579,675
Bank loans	—	467,256	—	467,256
Catastrophe bonds	—	29,952	—	29,952
Asset-backed securities	—	328,299	—	328,299
Commercial mortgage-backed securities	—	403	—	403
Total fixed maturities	—	4,894,145	—	4,894,145
Short-term investments	257,854	22,337	—	280,191
Fund of hedge funds	—	—	5,627	5,627
Private equity investment	—	—	3,253	3,253
Mutual funds	—	7,907	—	7,907
Total	$257,854	$4,924,389	$8,880	$5,191,123

At June 30, 2012, Level 3 investments excluding the noncontrolling interest totaled $49,675, representing 1.0% of total

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

investments, excluding noncontrolling interest, measured at fair value on a recurring basis. At December 31, 2011, Level 3 investments totaled $8,880 representing 0.2% of total investments measured at fair value on a recurring basis.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six month periods ending June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$8,325	$8,325
Purchases	—	500,000	500,000
Sales	—	(277)	(277)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	21	21
Unrealized (losses)	—	(48,494)	(48,494)
Amortization	—	—	—
Transfers	—	(4,782)	(4,782)
Level 3 investments - End of period	$—	$454,793	$454,793
Noncontrolling interest (a)	—	(405,118)	(405,118)
Level 3 investments excluding noncontrolling interest	$—	$49,675	$49,675

	Three Months Ended June 30, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$10,713	$10,713
Purchases	—	—	—
Sales	—	(1,247)	(1,247)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	175	175
Unrealized gains	—	135	135
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$9,776	$9,776

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2012
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$8,880	$8,880
Purchases	—	500,000	500,000
Sales	—	(896)	(896)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	48	48
Unrealized (losses)	—	(49,986)	(49,986)
Amortization	—	—	—
Transfers	—	(3,253)	(3,253)
Level 3 investments - End of period	$—	$454,793	$454,793
Noncontrolling interest (a)	—	(405,118)	(405,118)
Level 3 investments excluding noncontrolling interest	$—	$49,675	$49,675

	Six Months Ended June 30, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$12,892	$12,892
Purchases	—	—	—
Sales	—	(3,809)	(3,809)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	435	435
Unrealized gains	—	258	258
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$9,776	$9,776

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

There have not been any transfers between Levels 1 and 2 during the three or six months ended June 30, 2012. During the three months ended June 30, 2012, there was a transfer of the private equity investment out of Level 3 “Other investments” to “Investments in affiliates.” Refer to Note 4 “Investments in affiliates.”

(b) Net investment income

Net investment income was derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fixed maturities and short-term investments	$26,471	$27,535	$53,747	$56,470
Cash and cash equivalents	1,449	687	3,766	3,268
Securities lending income	1	8	6	24
Total gross investment income	27,921	28,230	57,519	59,762
Investment expenses	(2,036)	(1,736)	(3,874)	(3,293)
Net investment income	$25,885	$26,494	$53,645	$56,469

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Fixed maturity and short-term investments

The following represents an analysis of net realized gains and the change in net unrealized (losses) gains on investments:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$9,415	$13,032	$19,423	$28,797
Gross realized (losses)	(3,261)	(1,480)	(5,737)	(10,866)
Net realized gains on investments	6,154	11,552	13,686	17,931
Net unrealized gains on securities lending	—	11	37	41
Change in net unrealized (losses) gains on investments	(53,574)	18,515	(32,940)	5,657
Total net realized gains and change in net unrealized (losses) gains on investments	$(47,420)	$30,078	$(19,217)	$23,629
Noncontrolling interest (a)	44,882	—	44,882	—
Total net realized gains and change in net unrealized (losses) gains on investments excluding noncontrolling interest	$(2,538)	$30,078	$25,665	$23,629

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at June 30, 2012 were as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,131,386	$8,154	$(116)	$1,139,424
Non-U.S. Government and Government Agency	326,229	7,204	(1,832)	331,601
States, municipalities, political subdivision	42,149	713	(18)	42,844
Agency residential mortgage-backed securities	433,732	15,953	(221)	449,464
Non-Agency residential mortgage-backed securities	26,119	250	(3,300)	23,069
U.S. corporate	1,249,755	23,395	(1,382)	1,271,768
Non-U.S. corporate	551,236	8,778	(535)	559,479
Bank loans	567,779	3,346	(5,108)	566,017
Catastrophe bonds	36,250	485	(33)	36,702
Asset-backed securities	351,129	1,892	(490)	352,531
Commercial mortgage-backed securities	—	—	—	—

Total fixed maturities	4,715,764	70,170	(13,035)	4,772,899
Total short-term investments	310,715	8	(20)	310,703
Mutual funds	6,504	1,721	—	8,225
Fund of hedge funds	4,396	266	—	4,662
Hedge funds (a)	500,000	—	(49,869)	450,131
Total other investments	510,900	1,987	(49,869)	463,018

Total	$5,537,379	$72,165	$(62,924)	$5,546,620
Noncontrolling interest (a)	$(450,000)	$—	$44,882	$(405,118)
Total investments excluding noncontrolling interest	$5,087,379	$72,165	$(18,042)	$5,141,502

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2011 were as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,170,810	$11,630	$(47)	$1,182,393
Non-U.S. Government and Government Agency	446,258	9,173	(6,073)	449,358
States, municipalities, political subdivision	25,715	586	(10)	26,291
Agency residential mortgage-backed securities	451,751	16,622	(319)	468,054
Non-Agency residential mortgage-backed securities	39,134	143	(6,571)	32,706
U.S. corporate	1,314,375	24,932	(9,549)	1,329,758
Non-U.S. corporate	577,743	6,320	(4,388)	579,675
Bank loans	475,770	2,435	(10,949)	467,256
Catastrophe bonds	29,250	702	—	29,952
Asset-backed securities	328,497	900	(1,098)	328,299
Commercial mortgage-backed securities	402	1	—	403

Total fixed maturities	4,859,705	73,444	(39,004)	4,894,145
Total short-term investments	280,299	1	(109)	280,191
Fund of hedge funds	5,244	383	—	5,627
Private equity investment	3,253	—	—	3,253
Mutual funds	6,505	1,402	—	7,907
Total other investments	15,002	1,785	—	16,787

Total	$5,155,006	$75,230	$(39,113)	$5,191,123

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2012 and December 31, 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$745,676	15.6%	$882,912	18.0%
AA	2,025,848	42.5%	2,077,981	42.5%
A	1,019,888	21.4%	1,078,793	22.0%
BBB	378,502	7.9%	345,091	7.1%
Investment grade	4,169,914	87.4%	4,384,777	89.6%

BB	315,768	6.6%	254,409	5.2%
B	263,900	5.5%	231,420	4.7%
CCC	8,885	0.2%	12,578	0.3%
CC	3,116	0.1%	4,605	0.1%
D/NR	11,316	0.2%	6,356	0.1%
Non-Investment grade	602,985	12.6%	509,368	10.4%

Total Fixed Maturities	$4,772,899	100.0%	$4,894,145	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at June 30, 2012 and December 31,

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

2011 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$452,460	$455,506	$520,631	$523,107
Due after one year through five years	3,049,223	3,088,234	3,160,647	3,186,711
Due after five years through ten years	398,769	398,975	350,459	346,654
Due after ten years	4,332	5,120	8,184	8,211
	3,904,784	3,947,835	4,039,921	4,064,683
Asset-backed and mortgage-backed securities	810,980	825,064	819,784	829,462
Total	$4,715,764	$4,772,899	$4,859,705	$4,894,145

The Company has a four-year, $525,000 secured letter of credit facility provided by a syndicate of commercial banks (the “Four Year Facility”). At June 30, 2012, approximately $322,126 (December 31, 2011: $nil) of letters of credit were issued and outstanding under this facility for which $435,868 of investments were pledged as collateral (December 31, 2011: $nil). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”).  On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At June 30, 2012, $25,000 (December 31, 2011: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $43,835 of investments were pledged as collateral (December 31, 2011: $44,623). In addition, $2,100,431 of investments were held in trust at June 30, 2012 (December 31, 2011: $2,129,570). Of those, $1,778,366 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2011: $1,686,586). In 2009, the Company entered into a $500,000 secured letter of credit facility provided by Citibank Europe plc (the "Secured Bi-Lateral Letter of Credit Facility"). At June 30, 2012 approximately $80,134 (December 31, 2011: $nil) letters of credit were issued and outstanding under this facility for which $110,428 of investments were pledged as collateral (December 31, 2011: $nil).

The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (the “IPC Acquisition”).  A Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed.  At June 30, 2012, the IPC Bi-Lateral Facility had $51,479 (December 31, 2011: $57,146) letters of credit issued and outstanding for which $107,984 (December 31, 2011: $105,428) of investments were held in an associated collateral account.

(d)	Securities lending

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at June 30, 2012, the Company had $4,039 (December 31, 2011: $8,286) in securities on loan. During the three months ended June 30, 2012, the Company recorded a $nil unrealized gain on this collateral on its Statements of Comprehensive Income (Loss) (June 30, 2011: unrealized gain $11). During the six months ended June 30, 2012, the Company recorded a $37 unrealized gain on this collateral on its Statements of Comprehensive Income (Loss) (June 30, 2011: unrealized gain $41).

Securities lending collateral reinvested includes corporate floating rate securities and overnight repos with an average reset period of 2.9 days (December 31, 2011: 3.9 days). As at June 30, 2012, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Level 1	Level 2	Level 3	Total
Corporate	$—	$148	$—	$148
Short-term investments	3,308	—	—	3,308
Total	$3,308	$148	$—	$3,456

As at December 31, 2011, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$255	$—	$255
Cash and cash equivalents	7,481	—	—	7,481
Total	$7,481	$255	$—	$7,736

The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at June 30, 2012 and December 31, 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
NR	148	4.3%	255	3.3%
	148	4.3%	255	3.3%
NR- Short-term investments (a)	3,308	95.7%	7,481	96.7%
Total	$3,456	100.0%	$7,736	100.0%

(a)	This amount relates to certain short-term investments with short original maturities which are generally not rated.

The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at June 30, 2012 and December 31, 2011 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,525	$3,308	$7,462	$7,481
Due after one year through five years	620	148	1,000	255
Total	$4,145	$3,456	$8,462	$7,736

4.	Investments in affiliates

(a) Operating affiliates

AlphaCat Re 2011, Ltd.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. ("AlphaCat Re 2011"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had a majority voting equity interest in AlphaCat Re 2011 and as a result the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

On December 23, 2011, AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors.

As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011, however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 has been treated as an equity method investment as at June 30, 2012. The portion of AlphaCat Re 2011's earnings attributable to third party investors for the year ended December 31, 2011 was recorded in the Consolidated Statements of Comprehensive Income (loss) as net income attributable to noncontrolling interest.

AlphaCat Re 2012, Ltd.

On May 29, 2012, the Company joined with other investors in capitalizing ACRe 2012, Ltd. ("AlphaCat Re 2012"), a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. The Company holds an equity interest of 37.9% and a voting interest of 49.0% in AlphaCat Re 2012, therefore the investment has been treated as an equity method investment as at June 30, 2012.

The following table presents a reconciliation of the beginning and ending investment in operating affiliate balances for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Investment in operating affiliate (AlphaCat Re 2011)	Investment in operating affiliate (AlphaCat Re 2012)	Total
As at March 31, 2012	$56,398	$—	$56,398
Purchase of shares	—	26,500	26,500
Income from operating affiliates	2,840	752	3,592
As at June 30, 2012	$59,238	$27,252	$86,490

	Six Months Ended June 30, 2012
	Investment in operating affiliate (AlphaCat Re 2011)	Investment in operating affiliate (AlphaCat Re 2012)	Total
As at December 31, 2011	$53,031	$—	$53,031
Purchase of shares	—	26,500	26,500
Income from operating affiliates	6,207	752	6,959
As at June 30, 2012	$59,238	$27,252	$86,490

The following table presents the Company's investments in AlphaCat Re 2011 and AlphaCat Re 2012, as at June 30, 2012:

	Investment in non-consolidated affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$59,238
AlphaCat Re 2012	$26,500	49.0%	37.9%	$27,252

(b) Investment affiliate

Aquiline Financial Services Fund II L.P.

On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015.

The private equity limited partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the limited partnership's March 31, 2012 capital account statement was used as a basis for calculation of the Company's share of partnership income for the period.

The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balances for the three and six months ended June 30, 2012:

Three Months Ended June 30, 2012
Investment in limited partnership (Aquiline Financial Services Fund II L.P)
As at March 31, 2012	$3,347
Capital contributions	3,368
(Loss) from investment affiliate	(398)
As at June 30, 2012	$6,317

Six Months Ended June 30, 2012
Investment in limited partnership (Aquiline Financial Services Fund II L.P) (a)
As at December 31, 2011	$3,253
Capital contributions	4,898
Net unrealized loss on investments (a)	(1,436)
(Loss) from investment affiliate	(398)
As at June 30, 2012	$6,317

(a) As at December 31, 2011 and March 31, 2012, this investment was included in "Other investments" as a level 3 investment in the fair value hierarchy, hence the change in fair value was included in net unrealized (losses) gains on investments.

The following table presents the Company's investment in Aquiline as at June 30, 2012:

	Investment in non-consolidated affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P	$8,151	—%	6.8%	$6,317

5.	Noncontrolling interest
     On April 2, 2012, the Company joined with other investors in capitalizing PaCRe a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. Validus Re has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe's earnings attributable to third party investors for the three and six months ended June 30, 2012 is recorded in the consolidated Statements of Comprehensive Income (loss) as net income attributable to noncontrolling interest.

The following table presents a reconciliation of the beginning and ending balances of noncontrolling interest for the three months ended June 30, 2012:

Noncontrolling
interest
Balance - April 2, 2012	$—
Purchase of shares by noncontrolling interest	450,100
Net Income (loss):
Net (loss) attributable to noncontrolling interest	(45,360)

Balance - June 30, 2012	$404,740

6.	Derivative instruments used in hedging activities

The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures. As at June 30, 2012 the Company held a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP) as well as foreign currency forward contracts to mitigate the risk of fluctuations in the Euro to U.S. dollar exchange rates.

The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at June 30, 2012:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign exchange contracts	$45,711	Other assets	$152	Accounts payable and accrued expenses	$680

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

(a)	Classification within the fair value hierarchy

As described in Note 3 "Investments", under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

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

The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and six months ended June 30, 2012:

		Three Months Ended June 30, 2012
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange gains (losses)	$1,700	$(1,700)	$—

		Three Months Ended June 30, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange gains (losses)	$897	$(897)	$—

		Six Months Ended June 30, 2012
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange (losses) gains	$(1,618)	$1,618	$—

		Six Months Ended June 30, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange (losses) gains	$(2,925)	$2,925	$—

7.	Reserve for losses and loss expenses

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

 The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Reserve for losses and loss expenses, beginning of period	$2,649,610	$2,534,415	$2,631,143	$2,035,973
Losses and loss expenses recoverable	(351,292)	(453,701)	(372,485)	(283,134)
Net reserves for losses and loss expenses, beginning of period	2,298,318	2,080,714	2,258,658	1,752,839
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	191,252	233,012	453,665	735,726
Prior years	(37,560)	(25,705)	(67,984)	(52,221)
Total incurred losses and loss expenses	153,692	207,307	385,681	683,505
Total net paid losses	(220,529)	(121,046)	(424,752)	(284,303)
Foreign exchange	(11,666)	13,580	228	28,514
Net reserve for losses and loss expenses, end of period	2,219,815	2,180,555	2,219,815	2,180,555
Losses and loss expenses recoverable	371,484	439,805	371,484	439,805
Reserve for losses and loss expenses, end of period	$2,591,299	$2,620,360	$2,591,299	$2,620,360

8.	Reinsurance

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

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2012, 97.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $156,316 of IBNR recoverable (December 31, 2011: $125,298). Reinsurance recoverables by reinsurer are as follows:

	June 30, 2012		December 31, 2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$291,970	72.3%	$323,315	69.8%
Other reinsurers’ balances > $1 million	104,288	25.8%	132,417	28.6%
Other reinsurers’ balances < $1 million	7,621	1.9%	7,248	1.6%
Total	$403,879	100.0%	$462,980	100.0%

	June 30, 2012
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$75,022	25.8%
Everest Re	A+	42,727	14.6%
Allianz	AA-	39,336	13.5%
Hannover Re	AA-	38,960	13.3%
Transatlantic Re	A+	20,975	7.2%
Lancashire Insurance Company Ltd	A	20,000	6.9%
Swiss Re	AA-	16,200	5.5%
Munich Re	AA-	13,722	4.7%
Tokio Millenium Re Ltd	AA-	12,940	4.4%
Platinum Underwriters	A-	12,088	4.1%
Total		$291,970	100.0%

	December 31, 2011
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$77,419	24.0%
Allianz	AA-	59,764	18.5%
Hannover Re	AA-	39,762	12.3%
Everest Re	A+	38,618	11.9%
Transatlantic Re	A+	21,344	6.6%
Tokio Millenium Re Ltd	AA-	20,432	6.3%
Fully Collateralized	NR	18,140	5.6%
Odyssey Reinsurance Company	A-	16,737	5.2%
Platinum Underwriters	A	15,833	4.9%
Munich Re	AA-	15,266	4.7%
Total		$323,315	100.0%
At June 30, 2012 and December 31, 2011, the provision for uncollectible reinsurance relating to losses recoverable was $6,475 and $6,821, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $403,879 reinsurance recoverable at June 30, 2012 (December 31, 2011: $462,980), $9,717 was fully collateralized (December 31, 2011: $18,140).

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

9.	Share capital

(a)	Authorized and issued

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

On June 5, 2012, the Company announced the final results of its “modified Dutch auction” tender offer. Pursuant to this tender offer the Company purchased 6,383,884 of its common shares at a price of $32.00 per common share for a total cost of 204,284, excluding fees and expenses relating to the tender offer. The Company funded the purchase of the shares in the tender offer using cash on hand.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased approximately 41,963,429 common shares for an aggregate purchase price of $1,168,422 from the inception of its share repurchase program to June 30, 2012. The Company had $160,751 remaining under its authorized share repurchase program as of June 30, 2012.

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

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	687,990
Restricted share units vested, net of shares withheld	12,336
Options exercised	171,100
Warrants exercised	—
Common shares issued, June 30, 2012	135,374,491
Shares repurchased	(41,963,429)
Common shares outstanding, June 30, 2012	93,411,062

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	458,933
Restricted share units vested, net of shares withheld	9,496
Options exercised	455,033
Warrants exercised	34,340
Common shares issued, June 30, 2011	133,795,913
Shares repurchased	(35,031,985)
Common shares outstanding, June 30, 2011	98,763,928

(b)	Warrants

During the three and six months ended June 30, 2012 no warrants were exercised. During the three and six months ended June 30, 2011, 72,598 warrants were exercised which resulted in the issuance of 34,340 common shares.

(c)	Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  The total outstanding deferred share units at June 30, 2012 were 4,927 (December 31, 2011: 4,850).

(d)	Dividends

On February 9, 2012, the Company announced a quarterly cash dividend of $0.25 (2011: $0.25) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 30, 2012 to holders of record on March 15, 2012.

On May 2, 2012, the Company announced a quarterly cash dividend of $0.25 (2011: $0.25) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on June 29, 2012 to holders of record on June 15, 2012.

10.	Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan

The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 3,152,947 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

i.Options

Options may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest either ratably or at the end of the required service period from the date of grant. Fair value of the option awards at the date of grant is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used for all grants to date:

Year	Weighted average risk free interest rate	Weighted average dividend yield	Expected life (years)	Expected volatility
2009	3.9%	3.7%	2	34.6%
2010 (a)	n/a	n/a	n/a	n/a
2011 (a)	n/a	n/a	n/a	n/a

(a)	The Company has not granted any stock options awards since September 4, 2009.

Expected volatility is based on stock price volatility of comparable publicly-traded companies. The Company used the simplified method consistent with U.S. GAAP authoritative guidance on stock compensation expenses to estimate expected lives for options granted during the period as historical exercise data was not available and the options met the requirement as set out in the guidance.

Share compensation expenses in respect of options of $7 were recorded for the three months ended June 30, 2012 (2011: $179). Share compensation expenses in respect of options of $142 were recorded for the six months ended June 30, 2012 (2011:$1,426). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to options for the six months ended June 30, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options granted	—	—	—
Options exercised	(171,100)	7.52	17.99
Options forfeited	—	—	—
Options outstanding, June 30, 2012	2,091,912	$6.63	$20.29
Options exercisable at June 30, 2012	2,091,912	$6.63	$20.29

Activity with respect to options for the six months ended June 30, 2011 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options granted	—	—	—
Options exercised	(455,033)	6.96	20.56
Options forfeited	(1,850)	10.30	20.39
Options outstanding, June 30, 2011	2,266,801	$6.70	$20.12
Options exercisable at June 30, 2011	2,178,828	$6.62	$20.02

At June 30, 2012, there were $nil (December 31, 2011: $141) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.0 years (December 31, 2011: 0.2 years).

ii.Restricted share awards

Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $6,176 were recorded for the three months ended June 30, 2012 (2011: $5,792). Share compensation expenses of $12,116 were recorded for the six months ended June 30, 2012 (2011: $14,948). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share awards for the six months ended June 30, 2012 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	900,725	31.38
Restricted share awards vested	(803,917)	25.93
Restricted share awards forfeited	(30,801)	28.10
Restricted share awards outstanding, June 30, 2012	3,069,554	$27.35

Activity with respect to unvested restricted share awards for the six months ended June 30, 2011 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	590,367	32.16
Restricted share awards vested	(553,615)	25.46
Restricted share awards forfeited	(13,198)	27.28
Restricted share awards outstanding, June 30, 2011	3,137,593	$25.60

At June 30, 2012, there were $55,832 (December 31, 2011: $40,809) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.9 years (December 31, 2011: 2.4 years).

iii.Restricted share units

Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $111 were recorded for the three months ended June 30, 2012 (2011: $97). Share compensation expenses of $231 were recorded for the six months ended June 30, 2012 (2011: $211). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share units for the six months ended June 30, 2012 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2011	53,312	$27.60
Restricted share units granted	13,625	31.38
Restricted share units vested	(18,175)	26.58
Restricted share units issued in lieu of cash dividends	789	28.01
Restricted share units forfeited	(1,150)	30.07
Restricted share units outstanding, June 30, 2012	48,401	$29.00

Activity with respect to unvested restricted share units for the six months ended June 30, 2011 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	18,388	32.10
Restricted share units vested	(13,340)	24.72
Restricted share units issued in lieu of cash dividends	296	25.45
Restricted share units forfeited	—	—
Restricted share units outstanding, June 30, 2011	52,393	$27.60

At June 30, 2012, there were $1,145 (December 31, 2011: $985) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.9 years (December 31, 2011: 2.7 years).

iv.Performance share awards

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

Share compensation expenses of $506 were recorded for the three months ended June 30, 2012 (2011: $528). Share compensation expenses of $(251) for the six months ended June 30, 2012 (2011: $872). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested performance share awards for the six months ended June 30, 2012 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards granted	41,128	31.38
Performance share awards vested	—	—
Performance share awards cancelled	(99,302)	28.70
Performance share awards outstanding, June 30, 2012	220,845	$31.81

Activity with respect to unvested performance share awards for the six months ended June 30, 2011 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	146,618	32.64
Performance share awards vested	—	—
Performance share awards forfeited	—	—
Performance share awards outstanding, June 30, 2011	279,019	$30.77

At June 30, 2012, there were $4,436 (December 31, 2011: $5,677) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 2.1 years (December 31, 2011: 2.1 years).

(b)	Employee seller shares

Pursuant to the Share Sale Agreement for the purchase of Talbot Holdings, Ltd. (“Talbot”), the Company issued 1,209,741 restricted shares to Talbot employees (the “employee seller shares”). Upon consummation of the acquisition, the employee seller shares were validly issued, fully-paid and non-assessable and entitled to vote and participate in distributions and dividends in accordance with the Company’s Bye-laws. However, the employee seller shares were subject to a restricted period during which they were subject to forfeiture (as implemented by repurchase by the Company for a nominal amount). Forfeiture of employee seller shares would have generally occurred in the event that any such Talbot employee’s employment terminated, with certain exceptions, prior to the end of the restricted period. The restricted period ended for 25% of the employee seller shares on each anniversary of the closing date of July 2, 2007 for all Talbot employees other than Talbot’s Chairman, such that on July 2, 2011 the potential for forfeiture was completely extinguished.

As of July 2, 2011, the employee seller shares were fully expensed. Share compensation expenses of $1,032 and $2,220 were recorded for the three and six months ended June 30, 2011, respectively.

 Total share compensation expenses

The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Options	$7	$179	$142	$1,426
Restricted share awards	6,176	5,792	12,116	14,948
Restricted share units	111	97	231	211
Performance share awards	506	528	(251)	872
Employee seller shares	—	1,032	—	2,220
Total	$6,800	$7,628	$12,238	$19,677

11.	Debt and financing arrangements

(a)	Financing structure and finance expenses

The financing structure at June 30, 2012 was:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,036
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	322,126	—
$500,000 bi-lateral secured letter of credit facility	500,000	80,134	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	—	—
IPC Bi-Lateral Facility	80,000	51,479	—
Total	$2,140,000	$1,018,539	$536,836

The financing structure at December 31, 2011 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,982
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	333,179	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	57,146	—
Total	$1,605,000	$955,125	$536,782

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
2006 Junior Subordinated Deferrable Debentures	$1,552	$3,228	$3,101	$6,816
2007 Junior Subordinated Deferrable Debentures	2,832	3,028	5,861	6,057
2010 Senior Notes due 2040	5,598	5,597	11,195	11,194
Credit facilities	3,605	1,589	9,678	3,313
AlphaCat Re 2011 preferred dividend (a)	—	2,919	—	2,919
Talbot FAL Facility	32	—	63	63
Talbot other interest	87	—	87	—
Total	$13,706	$16,361	$29,985	$30,362

(a)	Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	$250,000 2010 Senior Notes due 2040

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

(c)	Junior subordinated deferrable debentures

On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “2006 Junior Subordinated Deferrable Debentures”). The 2006 Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest was payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 2006 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and are amortized to income over the five year optional redemption period.

On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “2007 Junior Subordinated Deferrable Debentures”). The 2007 Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest was payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 2007 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and are amortized to income over the five year optional redemption period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Future expected payments of principal on the 2006 and 2007 Junior Subordinated Deferrable Debentures are as follows:

2012	$—
2013	—
2014	—
2015	—
2016 and thereafter	289,800
Total minimum future payments	$289,800

(d)	Credit facilities

(i)	$400,000 syndicated unsecured letter of credit facility and $525,000 syndicated secured letter of credit facility

On March 9, 2012, the Company, Validus Re Americas, Ltd. ("Validus Re Americas"), PaCRe and Validus Re entered into a $400,000 four year unsecured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit availability for the Company and certain designated subsidiaries of the Company and revolving credit availability for the Company (the "Four Year Unsecured Facility") (the full $400,000 of which is available for letters of credit and/or revolving loans). The Four Year Unsecured Facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Lloyds Securities Inc. and SunTrust Robinson Humphrey, Inc. Letters of credit under the Four Year Unsecured Facility are available to support obligations in connection with the insurance business of the Company and its subsidiaries. Loans under the Four Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Four Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Unsecured Facility do not exceed $500,000. Letter of credit fees are payable on account of each letter of credit issued under the Four Year Unsecured Facility at a rate per annum equal to an applicable rate. Borrowings under the Four Year Unsecured Facility bear interest, at the option of the Company, at the base rate (the higher of the prime rate announced by JPMorgan Chase Bank, N.A., the federal funds effective rate plus 0.5%, and the adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate applicable to such loans, plus an applicable rate.

Also on March 9, 2012, the Company, Validus Re Americas and Validus Re entered into a $525,000 four-year secured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit availability for the Company and certain designated subsidiaries of the Company (the "Four Year Secured Facility" and together with the Four Year Unsecured Facility, the "Credit Facilities"). The Four Year Secured Facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Lloyds Securities Inc. and SunTrust Robinson Humphrey, Inc. Letters of credit under the Four Year Secured Facility will be available to support obligations in connection with the insurance business of the Company and its subsidiaries. The Company may request that existing lenders under the Four Year Secured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Secured Facility do not exceed $700,000. The obligations of the Company and its designated subsidiaries under the Four Year Secured Facility are secured by cash and securities deposited into cash collateral accounts from time to time with The Bank of New York Mellon. Letter of credit fees are payable on account of each letter of credit issued under the Four Year Secured Facility at a rate per annum equal to an applicable rate. Borrowings under the Four Year Secured Facility bear interest at the base rate (the higher of the prime rate announced by JPMorgan Chase Bank, N.A., the federal funds effective rate plus 0.5%, and the adjusted LIBOR rate plus 1.0%).

The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending June 30, 2012, to be increased quarterly by an amount equal to 50.0% of the Company's consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders' equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than "B++" (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.

As of June 30, 2012, there was $322,126 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2011: $nil) and $nil outstanding under the Four Year Unsecured Facility (December 31, 2011: $nil).

As of June 30, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
On March 9, 2012, upon entering into the Credit Facilities, the Company terminated its (a) three-year bi-lateral $60,000 unsecured revolving credit facility, dated March 12, 2010 with Lloyds TSB Bank plc, (b) 340,000 three-year unsecured credit facility, dated March 12, 2010 with Deutsche Bank Securities Inc., as syndication agent and JPMorgan Chase Bank, N.A. as administrative agent and (c) 500,000 five-year secured credit facility, dated March 12, 2007 with Deutsche Bank Securities Inc., as syndication agent and JPMorgan Chase Bank, N.A. as administrative agent. No early termination penalties were incurred.

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

As amended, the Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that we initially maintain a minimum level of consolidated net worth of at least $2,589,615, and commencing with the end of the fiscal quarter ending December 31, 2011 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00.

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of June 30, 2012, the Company had $25,000 (December 31, 2011: $25,000) in outstanding letters of credit under this facility.

As of June 30, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

(iii)	IPC Syndicated Facility and IPC Bi-Lateral Facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of June 30, 2012, $51,479 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2011: $57,146).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of June 30, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.

(iv) $500,000 secured bi-lateral facility

On August 10, 2009, Validus Re entered into an uncommitted $500,000 secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured Bi-Lateral Letter of Credit Facility”). Letters of credit were first issued under the Secured Bi-Lateral Letter of Credit Facility during the first quarter of 2012. As of June 30, 2012, $80,134 of letters of credit were outstanding under the Secured Bi-Lateral Facility. The Secured Bi-Lateral Letter of Credit Facility has no fixed termination date and as of June 30, 2012, Validus Re is in compliance with all terms and covenants thereof.

(v) $10,000 PaCRe Senior secured letter of credit facility

On May 11, 2012, PaCRe (as Borrower) and its subsidiary, PaCRe Investments, Ltd. (as Guarantor) entered into a 364-Day secured revolving credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. As of June 30, 2012, no letters of credit or revolving loans were issued under this facility.

12.	Commitments and contingencies

(a)	Concentrations of credit risk

The Company's investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. With the exception of the Company's bank loan portfolio, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At June 30, 2012, 1.1% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 0.9% of its investment portfolio, other than with respect to government and agency securities.

(b)	Funds at Lloyd's

The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level which would call on this arrangement.
Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on syndicate 1183's business plan, rating environment, reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd's (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at June 30, 2012 amounted to $532,500 (December 31, 2011: $473,800) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2011: $25,000).

(c)	Lloyd's Central Fund

Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2012 estimated premium income at Lloyd's of £600,000, the June 30, 2012 exchange rate of £1 equals $1.5709 and assuming the maximum 3% assessment, the Company would be assessed approximately $28,276.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d) Aquiline Commitment
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. Validus Re's remaining commitment at June 30, 2012 was $41,849.

13.	Related party transactions

The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
    Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and six months ended June 30, 2012 of $1,118 (2011: $900) and $1,415 (2011:$1,411) of which $886 was included in premiums receivable at June 30, 2012 (December 31, 2011: $330). The Company also recognized reinsurance premiums ceded during the three and six months ended June 30, 2012 of $nil (2011: $nil) and $nil (2011:$163) of which $1 was included in reinsurance balances payable at June 30, 2012 (December 31, 2011: $21). Earned premium adjustments of $370 (2011: $344) and $732 (2011:$678) were incurred during the three and six months ended June 30, 2012.

Aquiline is also a shareholder of Tiger Risk Partners LLC ("Tiger Risk"). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk for the three and six months ended June 30, 2012 of $2,070 (2011: $628) and $2,360 (2011:$1,081) of which $2,124 was included in accounts payable and accrued expenses at June 30, 2012 (December 31, 2011: $86).

On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, one of the Company's directors, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees incurred under this agreement for the three and six months ended June 30, 2012 were $205 (2011: $234) and $404 (2011:$380) of which $202 was included in accounts payable and accrued expenses at June 30, 2012 (December 31, 2011: $203).

On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with
Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP
(Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three and six months ended June 30, 2012, the Company incurred $450 (2011: $nil) and $1,886 (2011:$nil) in partnership fees and made $3,368 (2011: nil) and $4,898 (2011: $nil) of capital contributions, of which $nil was included in accounts payable and accrued expenses at June 30, 2012 (December 31, 2011: $nil).

Certain shareholders of the Company and their affiliates, as well as the employers of or entities otherwise associated with certain directors and officers or their affiliates, have purchased insurance and/or reinsurance from the Company in the ordinary course of business on terms the Company believes were no more favorable to these (re)insureds than those made available to other customers.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14.	Earnings per share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic earnings per share
Income (loss)	$122,262	$110,478	$246,496	$(61,886)
Loss (income) attributable to noncontrolling interest	45,360	(594)	45,360	(594)
Income (loss) available (attributable) to Validus	167,622	109,884	291,856	(62,480)
less: Dividends and distributions declared on outstanding warrants	(1,729)	(1,966)	(3,458)	(3,950)
Income (loss) available (attributable) to common shareholders	$165,893	$107,918	$288,398	$(66,430)

Weighted average number of common shares outstanding	98,254,186	98,385,924	98,839,663	98,165,132

Basic earnings (loss) per share available (attributable) to common shareholders	$1.69	$1.10	$2.92	$(0.68)

Diluted earnings per share
Income (loss)	$122,262	$110,478	$246,496	$(61,886)
Loss (income) attributable to noncontrolling interest	45,360	(594)	45,360	(594)
Income (loss) available (attributable) to Validus	167,622	109,884	291,856	(62,480)
less: Dividends and distributions declared on outstanding warrants	—	—	—	(3,950)
Income (loss) available (attributable) to common shareholders	$167,622	$109,884	$291,856	$(66,430)

Weighted average number of common shares outstanding	98,254,186	98,385,924	98,839,663	98,165,132
Share equivalents:
Warrants	3,077,136	3,561,096	3,050,054	—
Stock options	801,180	908,590	807,522	—
Unvested restricted shares	1,535,465	1,706,840	1,684,791	—
Weighted average number of diluted common shares outstanding	103,667,967	104,562,450	104,382,030	98,165,132

Diluted earnings (loss) per share available (attributable) to common shareholders	$1.62	$1.05	$2.80	$(0.68)

Share equivalents that would result in the issuance of common shares of 675,478 (2011: 479,104) and 346,070 (2011: 247,550) were outstanding for the three and six months ended June 30, 2012, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

15.Subsequent events

 Quarterly Dividend

On July 25, 2012, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on September 28, 2012 to holders of record

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

on September 14, 2012.

16.  Segment information

The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which three operating segments have been determined under U.S. GAAP segment reporting. During the first quarter of 2012, to better align the Company's operating and reporting structure with its current strategy, there was a change in the segment structure. This change included the AlphaCat group of companies as a separate operating segment. "AlphaCat segment" was included as an additional segment and includes the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012 and PaCRe. Prior period comparatives have been restated to reflect the change in segmentation. The Company's operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.

Validus Re Segment

The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers' compensation, crisis management, contingency and motor.

AlphaCat Segment

The AlphaCat segment manages strategic relationships that leverage the Company's underwriting and investment expertise and earns management, performance and underwriting fees primarily from the Company's operating affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, as well as an investment in PaCRe.

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

Corporate and other reconciling items

The Company has a "Corporate" function, which includes the activities of the parent company, and which carries out certain functions for the group. "Corporate" includes non-core' underwriting expenses, predominantly general and administrative and stock compensation expenses. "Corporate" also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, "Corporate" is reflected separately, however "Corporate" is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments.

The following tables summarize the results of our operating segments and "corporate":

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended June 30, 2012	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$340,850	$15,155	$—	$356,005	$283,528	$(12,444)	$627,089
Reinsurance premiums ceded	(97,077)	—	—	(97,077)	(34,419)	12,444	(119,052)
Net premiums written	243,773	15,155	—	258,928	249,109	—	508,037
Change in unearned premiums	(1,087)	(11,568)	—	(12,655)	(47,755)	—	(60,410)
Net premiums earned	242,686	3,587	—	246,273	201,354	—	447,627

Underwriting deductions
Losses and loss expenses	53,190	—	—	53,190	100,502	—	153,692
Policy acquisition costs	37,084	382	(25)	37,441	41,803	(3,115)	76,129
General and administrative expenses	14,142	2,402	1,866	18,410	30,957	12,268	61,635
Share compensation expenses	1,966	59	159	2,184	1,799	2,817	6,800
Total underwriting deductions	106,382	2,843	2,000	111,225	175,061	11,970	298,256

Underwriting income (loss)	$136,304	$744	$(2,000)	$135,048	$26,293	$(11,970)	$149,371

Net investment income	21,694	820	—	22,514	5,425	(2,054)	25,885
Other income	467	6,589	2,018	9,074	327	(3,407)	5,994
Finance expenses	(2,145)	(437)	—	(2,582)	(120)	(11,004)	(13,706)
Operating income (loss) before taxes and income from operating affiliates	156,320	7,716	18	164,054	31,925	(28,435)	167,544
Tax (expense) benefit	(2)	—	—	(2)	(419)	17	(404)
Income from operating affiliates	—	3,592	—	3,592	—	—	3,592
Net operating income (loss)	$156,318	$11,308	$18	$167,644	$31,506	$(28,418)	$170,732

Net realized gains (losses) on investments	4,823	(84)	—	4,739	1,415	—	6,154
Net unrealized (losses) on investments	(3,697)	(49,519)	—	(53,216)	(358)	—	(53,574)
(Loss) from investment affiliate	(398)	—	—	(398)	—	—	(398)
Foreign exchange gains (losses)	2,715	26	—	2,741	(3,435)	42	(652)
Net income (loss)	$159,761	$(38,269)	$18	$121,510	$29,128	$(28,376)	$122,262

Net loss attributable to noncontrolling interest	—	45,360	—	45,360	—	—	45,360
Net income (loss) available (attributable) to Validus	$159,761	$7,091	$18	$166,870	$29,128	$(28,376)	$167,622

Selected ratios:
Net premiums written / Gross premiums written	71.5%	100.0%			87.9%		81.0%

Losses and loss expenses	21.9%	0.0%			49.9%		34.3%

Policy acquisition costs	15.3%	10.6%			20.8%		17.0%
General and administrative expenses (a)	6.6%	68.6%			16.3%		15.3%
Expense ratio	21.9%	79.2%			37.1%		32.3%

Combined ratio	43.8%	79.2%			87.0%		66.6%

Total assets	$4,846,607	$696,236			$2,931,430	$25,295	$8,499,568

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and corporate segment:

Three Months Ended June 30, 2011	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$290,691	$50,960	$—	$341,651	$276,886	$(13,150)	$605,387
Reinsurance premiums ceded	(98,218)	—	—	(98,218)	(47,278)	13,150	(132,346)
Net premiums written	192,473	50,960	—	243,433	229,608	—	473,041
Change in unearned premiums	31,814	(42,569)	—	(10,755)	(36,646)	—	(47,401)
Net premiums earned	224,287	8,391	—	232,678	192,962	—	425,640

Underwriting deductions
Losses and loss expenses	94,035	—	—	94,035	113,272	—	207,307
Policy acquisition costs	35,013	973	(217)	35,769	42,307	154	78,230
General and administrative expenses	15,059	1,061	1,813	17,933	33,345	9,563	60,841
Share compensation expenses	1,823	21	174	2,018	2,026	3,584	7,628
Total underwriting deductions	145,930	2,055	1,770	149,755	190,950	13,301	354,006

Underwriting income (loss)	$78,357	$6,336	$(1,770)	$82,923	$2,012	$(13,301)	$71,634

Net investment income	21,662	727	—	22,389	6,372	(2,267)	26,494
Other income	745	2,532	(308)	2,969	594	(2,968)	595
Finance expenses	(1,579)	(2,923)	—	(4,502)	—	(11,859)	(16,361)
Operating income (loss) before taxes	99,185	6,672	(2,078)	103,779	8,978	(30,395)	82,362
Tax (expense) benefit	(4)	—	—	(4)	(208)	241	29
Net operating income (loss)	$99,181	$6,672	$(2,078)	$103,775	$8,770	$(30,154)	$82,391

Net realized gains on investments	9,014	538	—	9,552	2,000	—	11,552
Net unrealized gains (losses) on investments	15,377	(820)	—	14,557	3,969	—	18,526
Foreign exchange (losses) gains	(5,266)	(71)	—	(5,337)	3,410	(64)	(1,991)
Net income (loss)	$118,306	$6,319	$(2,078)	$122,547	$18,149	$(30,218)	$110,478

Net (income) attributable to noncontrolling interest	—	(594)	—	(594)	—	—	(594)
Net income (loss) available (attributable) to Validus	$118,306	$5,725	$(2,078)	$121,953	$18,149	$(30,218)	$109,884

Selected ratios:
Net premiums written / Gross premiums written	66.2%	100.0%			82.9%		78.1%

Losses and loss expenses	41.9%	0.0%			58.7%		48.7%

Policy acquisition costs	15.6%	11.6%			21.9%		18.4%
General and administrative expenses (a)	7.5%	12.9%			18.3%		16.1%
Expense ratio	23.1%	24.5%			40.2%		34.5%

Combined ratio	65.0%	24.5%			98.9%		83.2%

Total assets	$5,003,271	$408,809			$2,759,850	$87,858	$8,259,788

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2012	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$907,716	$18,673	$—	$926,389	$576,781	$(38,792)	$1,464,378
Reinsurance premiums ceded	(127,078)	—	—	(127,078)	(137,818)	38,792	(226,104)
Net premiums written	780,638	18,673	—	799,311	438,963	—	1,238,274
Change in unearned premiums	(284,943)	(12,423)	—	(297,366)	(42,082)	—	(339,448)
Net premiums earned	495,695	6,250	—	501,945	396,881	—	898,826

Underwriting deductions
Losses and loss expenses	177,396	—	—	177,396	208,285	—	385,681
Policy acquisition costs	75,874	638	(25)	76,487	80,541	(2,767)	154,261
General and administrative expenses	31,394	3,434	2,315	37,143	64,305	26,562	128,010
Share compensation expenses	3,838	111	311	4,260	3,147	4,831	12,238
Total underwriting deductions	288,502	4,183	2,601	295,286	356,278	28,626	680,190

Underwriting income (loss)	$207,193	$2,067	$(2,601)	$206,659	$40,603	$(28,626)	$218,636

Net investment income	45,271	1,479	—	46,750	11,215	(4,320)	53,645
Other income	2,686	14,563	2,908	20,157	1,353	(6,625)	14,885
Finance expenses	(5,839)	(439)	—	(6,278)	(151)	(23,556)	(29,985)
Operating income (loss) before taxes and income from operating affiliates	249,311	17,670	307	267,288	53,020	(63,127)	257,181
Tax (expense) benefit	(9)	—	—	(9)	(551)	17	(543)
Income from operating affiliates	—	6,959	—	6,959	—	—	6,959
Net operating income (loss)	$249,302	$24,629	$307	$274,238	$52,469	$(63,110)	$263,597

Net realized gains (losses) on investments	11,065	(84)	—	10,981	2,705	—	13,686
Net unrealized gains (losses) on investments	16,168	(50,116)	—	(33,948)	1,045	—	(32,903)
(Loss) from investment affiliate	(398)	—	—	(398)	—	—	(398)
Foreign exchange gains (losses)	2,453	17	—	2,470	188	(144)	2,514
Net income (loss)	$278,590	$(25,554)	$307	$253,343	$56,407	$(63,254)	$246,496

Net loss attributable to noncontrolling interest	—	45,360	—	45,360	—	—	45,360
Net income (loss) available (attributable) to Validus	$278,590	$19,806	$307	$298,703	$56,407	$(63,254)	$291,856

Selected ratios:
Net premiums written / Gross premiums written	86.0%	100.0%			76.1%		84.6%

Losses and loss expenses	35.8%	0.0%			52.5%		42.9%

Policy acquisition costs	15.3%	10.2%			20.3%		17.2%
General and administrative expenses (a)	7.1%	56.7%			17.0%		15.6%
Expense ratio	22.4%	66.9%			37.3%		32.8%

Combined ratio	58.2%	66.9%			89.8%		75.7%

Total assets	$4,846,607	$696,236			$2,931,430	$25,295	$8,499,568

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2011	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$894,779	$58,110	$—	$952,889	$539,943	$(37,549)	$1,455,283
Reinsurance premiums ceded	(145,023)	—	—	(145,023)	(134,692)	37,549	(242,166)
Net premiums written	749,756	58,110	—	807,866	405,251	—	1,213,117
Change in unearned premiums	(276,526)	(46,353)	—	(322,879)	(35,065)	—	(357,944)
Net premiums earned	473,230	11,757	—	484,987	370,186	—	855,173

Underwriting deductions
Losses and loss expenses	404,579	—	—	404,579	278,926	—	683,505
Policy acquisition costs	74,763	1,289	(217)	75,835	79,523	168	155,526
General and administrative expenses	25,589	1,955	3,160	30,704	60,651	17,963	109,318
Share compensation expenses	4,928	48	502	5,478	4,745	9,454	19,677
Total underwriting deductions	509,859	3,292	3,445	516,596	423,845	27,585	968,026

Underwriting (loss) income	$(36,629)	$8,465	$(3,445)	$(31,609)	$(53,659)	$(27,585)	$(112,853)

Net investment income	46,094	1,946	—	48,040	12,962	(4,533)	56,469
Other income	2,036	3,173	(78)	5,131	2,195	(5,125)	2,201
Finance expenses	(3,292)	(2,923)	—	(6,215)	(63)	(24,084)	(30,362)
Operating income (loss) before taxes	8,209	10,661	(3,523)	15,347	(38,565)	(61,327)	(84,545)
Tax (expense) benefit	(6)	—	—	(6)	1,585	(91)	1,488
Net operating income (loss)	$8,203	$10,661	$(3,523)	$15,341	$(36,980)	$(61,418)	$(83,057)

Net realized gains on investments	12,915	556	—	13,471	4,460	—	17,931
Net unrealized gains (losses) on investments	7,701	(1,659)	—	6,042	(344)	—	5,698
Foreign exchange (losses) gains	(9,536)	(161)	—	(9,697)	7,311	(72)	(2,458)
Net income (loss)	$19,283	$9,397	$(3,523)	$25,157	$(25,553)	$(61,490)	$(61,886)

Net (income) attributable to noncontrolling interest	—	(594)	—	(594)	—	—	(594)
Net income (loss) available (attributable) to Validus	$19,283	$8,803	$(3,523)	$24,563	$(25,553)	$(61,490)	$(62,480)

Selected ratios:
Net premiums written / Gross premiums written	83.8%	100.0%			75.1%		83.4%

Losses and loss expenses	85.5%	0.0%			75.3%		79.9%

Policy acquisition costs	15.8%	11.0%			21.5%		18.2%
General and administrative expenses (a)	6.4%	17.0%			17.7%		15.1%
Expense ratio	22.2%	28.0%			39.2%		33.3%

Combined ratio	107.7%	28.0%			114.5%		113.2%

Total assets	$5,003,271	$408,809			$2,759,850	$87,858	$8,259,788

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended June 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$213,473	$14,166	$32,941	$(1,933)	$258,647	41.3%
Worldwide excluding United States (a)	4,650	—	61,334	(2,628)	63,356	10.1%
Europe	14,427	(11)	14,198	(598)	28,016	4.5%
Latin America and Caribbean	5,626	—	24,427	(1,075)	28,978	4.6%
Japan	31,112	—	3,427	(119)	34,420	5.5%
Canada	116	—	2,148	(120)	2,144	0.3%
Rest of the world (b)	10,067	—	—	—	10,067	1.6%
Sub-total, non United States	65,998	(11)	105,534	(4,540)	166,981	26.6%
Worldwide including United States (a)	20,734	1,000	18,369	(716)	39,387	6.3%
Marine and Aerospace (c)	40,645	—	126,684	(5,255)	162,074	25.8%
Total	$340,850	$15,155	$283,528	$(12,444)	$627,089	100.0%

	Three Months Ended June 30, 2011
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$211,323	$50,041	$34,181	$(2,307)	$293,238	48.5%
Worldwide excluding United States (a)	2,580	—	57,204	(257)	59,527	9.8%
Europe	10,710	19	18,935	(59)	29,605	4.9%
Latin America and Caribbean	11,432	—	22,265	(8,942)	24,755	4.1%
Japan	23,871	—	2,216	—	26,087	4.3%
Canada	10	—	2,443	(10)	2,443	0.4%
Rest of the world (b)	8,939	—	—	—	8,939	1.5%
Sub-total, non United States	57,542	19	103,063	(9,268)	151,356	25.0%
Worldwide including United States (a)	11,684	900	15,506	(40)	28,050	4.6%
Marine and Aerospace (c)	10,142	—	124,136	(1,535)	132,743	21.9%
Total	$290,691	$50,960	$276,886	$(13,150)	$605,387	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$367,903	$16,574	$61,696	$(4,235)	$441,938	30.2%
Worldwide excluding United States (a)	26,845	—	137,594	(9,306)	155,133	10.6%
Europe	72,218	820	29,445	(1,764)	100,719	6.8%
Latin America and Caribbean	26,213	—	53,741	(3,370)	76,584	5.2%
Japan	30,977	—	4,087	(237)	34,827	2.4%
Canada	324	—	5,670	(327)	5,667	0.4%
Rest of the world (b)	52,008	279		—	52,287	3.6%
Sub-total, non United States	208,585	1,099	230,537	(15,004)	425,217	29.0%
Worldwide including United States (a)	78,753	1,000	33,166	(1,802)	111,117	7.6%
Marine and Aerospace (c)	252,475	—	251,382	(17,751)	486,106	33.2%
Total	$907,716	$18,673	$576,781	$(38,792)	$1,464,378	100.0%

	Six Months Ended June 30, 2011
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$401,481	$52,248	$62,012	$(4,204)	$511,537	35.2%
Worldwide excluding United States (a)	29,558	—	125,171	(2,969)	151,760	10.4%
Europe	68,466	1,229	34,944	(561)	104,078	7.2%
Latin America and Caribbean	35,918	633	40,533	(22,571)	54,513	3.7%
Japan	34,069	—	2,756	(100)	36,725	2.5%
Canada	110	—	6,251	(110)	6,251	0.4%
Rest of the world (b)	44,996	—	—	—	44,996	3.1%
Sub-total, non United States	213,117	1,862	209,655	(26,311)	398,323	27.3%
Worldwide including United States (a)	76,780	4,000	26,036	(542)	106,274	7.3%
Marine and Aerospace (c)	203,401	—	242,240	(6,492)	439,149	30.2%
Total	$894,779	$58,110	$539,943	$(37,549)	$1,455,283	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2012 and 2011 and the Company's consolidated financial condition, liquidity and capital resources at June 30, 2012 and December 31, 2011. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

For a variety of reasons, the Company's historical financial results may not accurately indicate future performance. See "Cautionary Note Regarding Forward-Looking Statements." The Risk Factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Executive Overview

The Company underwrites from three distinct global operating segments, Validus Re, Talbot and AlphaCat. Validus Re, the Company’s principal reinsurance operating segment, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating segment manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) and which writes short-tail insurance products on a worldwide basis. The AlphaCat segment manages strategic relationships that leverage the Company's underwriting and investment expertise and earns management, performance and underwriting fees primarily from our equity interests in AlphaCat Re 2011 and AlphaCat Re 2012, as well as our investment in PaCRe.

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

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance.  PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. The Company will underwrite business for PaCRe, for which it will be paid a profit commission based on the company's underwriting results. As Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements for the Company. The portion of PaCRe's earnings attributable to third party investors for three and six months ended June 30, 2012 is recorded in the consolidated Statements of Comprehensive Income (Loss) as "net loss (income) attributable to noncontrolling interest."

On May 29, 2012, the Company announced that it has joined with other investors in capitalizing AlphaCat Re 2012. AlphaCat Re 2012 is a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. AlphaCat Re 2012 was funded with $70.0 million of equity capital. The Company will underwrite business for AlphaCat Re 2012, for which it will be paid a commission for originating the business and a profit commission based on underwriting results. Validus Re has an equity interest and voting rights in AlphaCat Re 2012 which is below 50%, therefore the investment in AlphaCat Re 2012 is included as an equity method investment in the consolidated financial statements of the Company.

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

During the July 2012 renewal period, the Validus Re segment experienced rate improvements in the U.S. and International property lines, specifically in the Florida and Japanese wind and earthquake markets. In addition, the marine liability and hull rates increased. The Talbot segment experienced a rate increase of 3.7% across the portfolio, with some lines performing in line with expectations and other lines either de-risking or reassessing the portfolio.

Financial Measures

The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:

Annualized return on average equity represents the level of net income available to shareholders generated from the average shareholders’ equity during the period. Annualized return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity available to Validus is the average of the beginning, ending and intervening quarter end shareholders’ equity available to Validus balances. Percentages for the quarter and interim periods are annualized. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed and to grow premiums written only when returns meet or exceed internal requirements. Details of annualized return on average equity are provided below.

	Three Months Ended June 30,		Year Ended December 31,
	2012	2011	2011
Annualized return on average equity	19.1%	13.1%	0.6%

The increase in annualized return on average equity for the three months ended June 30, 2012 was driven primarily by an increase in net income. Net income available to Validus for the three months ended June 30, 2012 increased by $57.7 million, or 52.5% compared to the three months ended June 30, 2011. The increase in net income was primarily due to an increase in underwriting income for the three months ended June 30, 2012 of $77.7 million. This increase is primarily due to a decrease in underwriting deductions of $55.8 million which includes the effect of a $90.3 million decrease in notable loss events and an increase in net premiums written of $35.0 million.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $2.15, or 6.7%, from $32.28 at December 31, 2011 to $34.43 at June 30, 2012. The increase was due to the income generated in the six months ended June 30, 2012. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. On July 25, 2012, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on September 28, 2012 to holders of record on September 14, 2012.

Underwriting income (loss) measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, income (loss) from investment and operating affiliates and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. The most comparable U.S. GAAP financial measure is net income. Underwriting income for the three months ended June 30, 2012 and 2011 was $149.4 million and $71.6 million, respectively. Underwriting income (loss) is a non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

Managed gross premiums written represents gross premiums written by the Company and its operating affiliates.  Managed gross premiums written differs from total gross premiums written, which the Company believes is the most directly comparable GAAP measure, due to the inclusion of premiums written on behalf of the Company's operating affiliates, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., which are accounted for under the equity method of accounting. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in below in the section entitled "Other Non-GAAP Financial Measures."
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

Critical accounting policies and estimates are discussed further in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Segment Reporting

Management has determined that the Company operates in three operating segments. The three significant operating segments are Validus Re, AlphaCat and Talbot.

Results of Operations

 Validus Re commenced operations on December 16, 2005. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.

The following table presents results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting income
Gross premiums written	$627,089	$605,387	$1,464,378	$1,455,283
Reinsurance premiums ceded	(119,052)	(132,346)	(226,104)	(242,166)
Net premiums written	508,037	473,041	1,238,274	1,213,117
Change in unearned premiums	(60,410)	(47,401)	(339,448)	(357,944)
Net premiums earned	447,627	425,640	898,826	855,173

Underwriting deductions
Losses and loss expenses	153,692	207,307	385,681	683,505
Policy acquisition costs	76,129	78,230	154,261	155,526
General and administrative expenses	61,635	60,841	128,010	109,318
Share compensation expenses	6,800	7,628	12,238	19,677
Total underwriting deductions	298,256	354,006	680,190	968,026

Underwriting income (loss) (a)	149,371	71,634	218,636	(112,853)

Net investment income	25,885	26,494	53,645	56,469
Other income	5,994	595	14,885	2,201
Finance expenses	(13,706)	(16,361)	(29,985)	(30,362)
Operating income (loss) before taxes and income from operating affiliates	167,544	82,362	257,181	(84,545)
Tax (expense) benefit	(404)	29	(543)	1,488
Income from operating affiliates	3,592	—	6,959	—
Net operating income (loss) (a)	170,732	82,391	263,597	(83,057)

Net realized gains on investments	6,154	11,552	13,686	17,931
Net unrealized (losses) gains on investments	(53,574)	18,526	(32,903)	5,698
(Loss) from investment affiliate	(398)	—	(398)	—
Foreign exchange (losses) gains	(652)	(1,991)	2,514	(2,458)
Net income (loss)	122,262	110,478	246,496	(61,886)
Net loss (income) attributable to noncontrolling interest	45,360	(594)	45,360	(594)
Net income (loss) available (attributable) to Validus	$167,622	$109,884	$291,856	$(62,480)

Selected ratios:
Net premiums written / Gross premiums written	81.0%	78.1%	84.6%	83.4%

Losses and loss expenses	34.3%	48.7%	42.9%	79.9%

Policy acquisition costs	17.0%	18.4%	17.2%	18.2%
General and administrative expenses (b)	15.3%	16.1%	15.6%	15.1%
Expense ratio	32.3%	34.5%	32.8%	33.3%
Combined ratio	66.6%	83.2%	75.7%	113.2%

a)     Non-GAAP Financial Measures: In presenting the Company's results, management has included and discussed underwriting income and net operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income".

 b)   The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Validus Re
Gross premiums written	$340,850	$290,691	$907,716	$894,779
Reinsurance premiums ceded	(97,077)	(98,218)	(127,078)	(145,023)
Net premiums written	243,773	192,473	780,638	749,756
Change in unearned premiums	(1,087)	31,814	(284,943)	(276,526)
Net premiums earned	242,686	224,287	495,695	473,230

Losses and loss expenses	53,190	94,035	177,396	404,579
Policy acquisition costs	37,084	35,013	75,874	74,763
General and administrative expenses	14,142	15,059	31,394	25,589
Share compensation expenses	1,966	1,823	3,838	4,928
Total underwriting deductions	106,382	145,930	288,502	509,859

Underwriting income (loss) (a)	136,304	78,357	207,193	(36,629)

AlphaCat
Gross premiums written	$15,155	$50,960	$18,673	$58,110
Reinsurance premiums ceded	—	—	—	—
Net premiums written	15,155	50,960	18,673	58,110
Change in unearned premiums	(11,568)	(42,569)	(12,423)	(46,353)
Net premiums earned	3,587	8,391	6,250	11,757

Policy acquisition costs	382	973	638	1,289
General and administrative expenses	2,402	1,061	3,434	1,955
Share compensation expenses	59	21	111	48
Total underwriting deductions	2,843	2,055	4,183	3,292

Underwriting income (a)	744	6,336	2,067	8,465

Legal Entity adjustments
Policy acquisition costs	(25)	(217)	(25)	(217)
General and administrative expenses	1,866	1,813	2,315	3,160
Share compensation expenses	159	174	311	502
Total underwriting deductions	2,000	1,770	2,601	3,445

Underwriting (loss) (a)	(2,000)	(1,770)	(2,601)	(3,445)

Talbot
Gross premiums written	$283,528	$276,886	$576,781	$539,943
Reinsurance premiums ceded	(34,419)	(47,278)	(137,818)	(134,692)
Net premiums written	249,109	229,608	438,963	405,251
Change in unearned premiums	(47,755)	(36,646)	(42,082)	(35,065)
Net premiums earned	201,354	192,962	396,881	370,186

Losses and loss expenses	100,502	113,272	208,285	278,926
Policy acquisition costs	41,803	42,307	80,541	79,523
General and administrative expenses	30,957	33,345	64,305	60,651
Share compensation expenses	1,799	2,026	3,147	4,745
Total underwriting deductions	175,061	190,950	356,278	423,845

Underwriting income (loss) (a)	26,293	2,012	40,603	(53,659)

Corporate & Eliminations
Gross premiums written	$(12,444)	$(13,150)	$(38,792)	$(37,549)
Reinsurance premiums ceded	12,444	13,150	38,792	37,549
Net premiums written	—	—	—	—

Policy acquisition costs	(3,115)	154	(2,767)	168
General and administrative expenses	12,268	9,563	26,562	17,963
Share compensation expenses	2,817	3,584	4,831	9,454
Total underwriting deductions	11,970	13,301	28,626	27,585

Underwriting (loss) (a)	(11,970)	(13,301)	(28,626)	(27,585)

Total underwriting income (loss) (a)	$149,371	$71,634	$218,636	$(112,853)

a)      Non-GAAP Financial Measures: In presenting the Company's results, management has included and discussed underwriting income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Net income available to Validus for the three months ended June 30, 2012 was $167.6 million compared to $109.9 million for the three months ended June 30, 2011, an increase of $57.7 million or 52.5%. The primary factors driving the increase in net income were:

•	Increase in underwriting income of $77.7 million primarily due to:

•	A decrease in underwriting deductions of $55.8 million which includes the effect of a $90.3 million decrease in notable loss events; and

•	An increase in net premiums written of $35.0 million due to an increase in gross premiums written and a decrease in reinsurance premiums ceded.

The above items were partially offset by the following factor:

•	An unfavorable movement of $72.1 million in net unrealized (losses) gains on investments, of which $44.9 million is attributable to noncontrolling interest.

 The change in net income available to Validus for the three months ended June 30, 2012 of $57.7 million as compared to the three months ended June 30, 2011 is described in the following table:

	Three Months Ended June 30, 2012
	Increase (Decrease) Over the Three Months Ended June 30, 2011
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations (a)	Total
Notable losses - decrease in net loss and loss expenses (b)	$62,423	$—	$27,872	—	$90,295
Less: Notable losses - decrease in net reinstatement premiums (b)	(6,269)	—	(667)	—	(6,936)
Other underwriting income (loss)	1,793	(5,592)	(2,924)	1,101	(5,622)
Underwriting income (loss) (c)	57,947	(5,592)	24,281	1,101	77,737
Net investment income	32	93	(947)	213	(609)
Other income	(278)	4,057	(267)	1,887	5,399
Finance expenses	(566)	2,486	(120)	855	2,655
Net income before taxes and income from operating affiliates	57,135	1,044	22,947	4,056	85,182
Tax benefit (expense)	2	—	(211)	(224)	(433)
Income from operating affiliates	—	3,592	—	—	3,592
Net operating income	57,137	4,636	22,736	3,832	88,341
Net realized (losses) on investments	(4,191)	(622)	(585)	—	(5,398)
Net unrealized (losses) on investments	(19,074)	(48,699)	(4,327)	—	(72,100)
(Loss) from investment affilate	(398)	—	—	—	(398)
Foreign exchange gains (losses)	7,981	97	(6,845)	106	1,339
Net income (loss)	41,455	(44,588)	10,979	3,938	11,784
Net loss attributable to noncontrolling interest	—	45,954	—	—	45,954
Net income available to Validus	$41,455	$1,366	$10,979	$3,938	$57,738

(a)	The Corporate and Eliminations column includes legal entity adjustments.

(b)
There were no notable losses for the three months ended June 30, 2012. Notable losses for the three months ended June 30, 2011 included: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods and CNRL Horizon. Excludes the reserve for potential development on 2011 notable loss events.

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

Gross Premiums Written

Gross premiums written for the three months ended June 30, 2012 were $627.1 million compared to $605.4 million for the three months ended June 30, 2011, an increase of $21.7 million or 3.6%. Details of gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$392,218	62.5%	$408,785	67.5%	(4.1)%
Marine	128,269	20.5%	97,243	16.1%	31.9%
Specialty	106,602	17.0%	99,359	16.4%	7.3%
Total	$627,089	100.0%	$605,387	100.0%	3.6%

Validus Re. Validus Re gross premiums written for the three months ended June 30, 2012 were $340.9 million compared to $290.7 million for the three months ended June 30, 2011, an increase of $50.2 million or 17.3%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premium Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$292,264	85.8%	$272,148	93.6%	7.4%
Marine	24,898	7.3%	4,846	1.7%	413.8%
Specialty	23,688	6.9%	13,697	4.7%	72.9%
Total	$340,850	100.0%	$290,691	100.0%	17.3%

The increase in gross premiums written in the property lines of $20.1 million was due primarily to an increase in catastrophe excess of loss treaties of $23.2 million partially offset by decreases in per risk excess of loss and proportional treaties. The increase in gross premiums written of $20.1 million in the marine lines was due primarily to a $10.1 million increase in per risk excess of loss treaties and proportional treaties. In addition, reinstatement premiums and premium adjustments relating to prior periods contributed $10.0 million to the marine lines increase. The increase in gross premiums written in the specialty lines of $10.0 million was due primarily to a $5.9 million increase in proportional premiums written and $3.5 million in premium adjustments relating to prior periods.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot for the three months ended June 30, 2012 decreased by $1.2 million as compared to the three months ended June 30, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the three months ended June 30, 2012 were $15.2 million compared to $51.0 million for the three months ended June 30, 2011, a decrease of $35.8 million or 70.3%. Details of AlphaCat gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$15,155	100.0%	$50,960	100.0%	(70.3)%
Total	$15,155	100.0%	$50,960	100.0%	(70.3)%

The decrease in gross premiums written in the property lines of $35.8 million was due primarily to the change in accounting treatment for AlphaCat Re 2011 which occurred as at December 31, 2011, when the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated Balance Sheet of the Company. AlphaCat Re 2011 was consolidated in 2011 whereas in 2012, AlphaCat Re 2011 is accounted for as an equity method operating affiliate. Therefore the comparative renewals are not reflected in gross premiums written in 2012 but are included in gross managed premiums, a comparable measure.

Managed gross premiums written from our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the three months ended June 30, 2012 were $43.4 million compared to $42.6 million for the three months ended June 30, 2011, an increase of $0.8 million or 2.0%. Gross premiums written from our consolidated entities for the three months ended June 30, 2012 were $15.2 million compared to $8.4 million for the three months ended June 30, 2011, an increase of $6.8 million or 80.3% .

Gross premiums written with Talbot for the three months ended June 30, 2012 increased by $0.5 million as compared to the three months ended June 30, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

Talbot. Talbot gross premiums written for the three months ended June 30, 2012 were $283.5 million compared to $276.9 million for the three months ended June 30, 2011, an increase of $6.6 million or 2.4%. The $283.5 million of gross premiums written translated at 2011 rates of exchange would have been $284.6 million during the three months ended June 30, 2012, giving an effective increase of $7.7 million or 2.8%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$96,797	34.1%	$97,732	35.3%	(1.0)%
Marine	103,822	36.7%	93,492	33.8%	11.0%
Specialty	82,909	29.2%	85,662	30.9%	(3.2)%
Total	$283,528	100.0%	$276,886	100.0%	2.4%

The increase in gross premiums written in the marine lines of $10.3 million was due primarily to a $9.4 million increase in premiums written on the energy and cargo lines. The decrease in gross premiums written in the specialty lines of $2.8 million was due primarily to a $5.1 million decrease in premiums written in the war and financial institutions lines, partially offset by a $4.2 million increase in premiums written in the political risk and political violence lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended June 30, 2012 were $119.1 million compared to $132.3 million for the three months ended June 30, 2011, a decrease of $13.3 million or 10.0%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$105,750	88.8%	$112,299	84.9%	(5.8)%
Marine	13,752	11.6%	16,034	12.1%	(14.2)%
Specialty	(450)	(0.4)%	4,013	3.0%	(111.2)%
Total	$119,052	100.0%	$132,346	100.0%	(10.0)%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended June 30, 2012 were $97.1 million compared to $98.2 million for the three months ended June 30, 2011, a decrease of $1.1 million or 1.2%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$83,746	86.3%	$85,389	86.9%	(1.9)%
Marine	13,294	13.7%	12,829	13.1%	3.6%
Specialty	37	—%	—	—%	NM
Total	$97,077	100.0%	$98,218	100.0%	(1.2)%

 NM: Not meaningful

Reinsurance premiums ceded in the property lines decreased by $1.6 million, due primarily to a decrease in ceded reinstatement premiums.

AlphaCat. AlphaCat did not cede reinsurance premiums for the three months ended June 30, 2012 and 2011.

Talbot. Talbot reinsurance premiums ceded for the three months ended June 30, 2012 were $34.4 million compared to $47.3 million for the three months ended June 30, 2011, a decrease of $12.9 million or (27.2)%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$34,002	98.8%	$38,965	82.4%	(12.7)%
Marine	909	2.6%	4,300	9.1%	(78.9)%
Specialty	(492)	(1.4)%	4,013	8.5%	(112.3)%
Total	$34,419	100.0%	$47,278	100.0%	(27.2)%

The decrease in reinsurance premiums ceded in the property lines of $5.0 million was due primarily to a $3.3 million decrease in premiums ceded in the property treaty lines. The decrease in reinsurance premiums ceded in the marine lines of $3.4 million was due primarily to a $2.3 million decrease in premiums ceded in the marine energy and cargo lines of which $1.0 million relates to reinstatement premiums. The decrease in reinsurance premiums ceded in the specialty lines of $4.5 million was due primarily to a $4.5 million decrease in premiums ceded in the the aviation, war, political risk and political violence lines.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat for the three months ended June 30, 2012 were $12.4 million compared to $13.2 million for the three months ended June 30, 2011, a decrease of $0.7 million. These reinsurance agreements with Validus Re and AlphaCat are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the three months ended June 30, 2012 were $508.0 million compared to $473.0 million for the three months ended June 30, 2011, an increase of $35.0 million or 7.4%. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2012 and 2011 were 81.0% and 78.1%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$286,468	56.4%	$296,486	62.7%	(3.4)%
Marine	114,517	22.5%	81,209	17.2%	41.0%
Specialty	107,052	21.1%	95,346	20.1%	12.3%
Total	$508,037	100.0%	$473,041	100.0%	7.4%

Validus Re. Validus Re net premiums written for the three months ended June 30, 2012 were $243.8 million compared to $192.5 million for the three months ended June 30, 2011, an increase of $51.3 million or 26.7%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$208,518	85.5%	$186,759	97.0%	11.7%
Marine	11,604	4.8%	(7,983)	(4.1)%	245.4%
Specialty	23,651	9.7%	13,697	7.1%	72.7%
Total	$243,773	100.0%	$192,473	100.0%	26.7%

The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 71.5% and 66.2% for the three months ended June 30, 2012 and 2011, respectively.

AlphaCat. AlphaCat net premiums written for the three months ended June 30, 2012 were $15.2 million compared to $51.0 million for the three months ended June 30, 2011, a decrease of $35.8 million or 70.3%. Details of AlphaCat net premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$15,155	100.0%	$50,960	100.0%	(70.3)%
Total	$15,155	100.0%	$50,960	100.0%	(70.3)%

The decrease in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the three months ended June 30, 2012 and 2011.

Talbot. Talbot net premiums written for the three months ended June 30, 2012 were $249.1 million compared to $229.6 million for the three months ended June 30, 2011, an increase of $19.5 million or 8.5%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$62,795	25.2%	$58,767	25.6%	6.9%
Marine	102,913	41.3%	89,192	38.8%	15.4%
Specialty	83,401	33.5%	81,649	35.6%	2.1%
Total	$249,109	100.0%	$229,608	100.0%	8.5%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2012 and 2011 were 87.9% and 82.9%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the three months ended June 30, 2012 was ($60.4) million compared to ($47.4) million for the three months ended June 30, 2011, a decrease of ($13.0) million or 27.4%.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(111,390)	$(109,608)	(1.6)%
Change in prepaid reinsurance premiums	50,980	62,207	(18.0)%
Net change in unearned premiums	$(60,410)	$(47,401)	(27.4)%

Validus Re. Validus Re net change in unearned premiums for the three months ended June 30, 2012 was ($1.1) million compared to $31.8 million for the three months ended June 30, 2011, a decrease of ($32.9) million or 103.4%.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(70,676)	$(40,510)	(74.5)%
Change in prepaid reinsurance premiums	69,589	72,324	(3.8)%
Net change in unearned premiums	$(1,087)	$31,814	(103.4)%

Validus Re net change in unearned premiums has decreased for the three months ended June 30, 2012 due primarily to the impact of the increase in gross premiums written for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

AlphaCat. AlphaCat net change in unearned premiums for the three months ended June 30, 2012 was ($11.6) million compared to ($42.6) million for the three months ended June 30, 2011, an increase of $31.0 million or 72.8%.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(11,568)	$(42,569)	72.8%
Net change in unearned premiums	$(11,568)	$(42,569)	72.8%

AlphaCat net change in unearned premiums has increased for the three months ended June 30, 2012 due primarily to the impact the factors highlighted above in respect of gross premiums written during the three months ended June 30, 2012 as compared to three months ended June 30, 2011.

Talbot. Talbot net change in unearned premiums for the three months ended June 30, 2012 was ($47.8) million compared to ($36.6) million for the three months ended June 30, 2011, a decrease of ($11.1) million or 30.3%.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(29,146)	$(26,529)	(9.9)%
Change in prepaid reinsurance premiums	(18,609)	(10,117)	(83.9)%
Net change in unearned premiums	$(47,755)	$(36,646)	(30.3)%

Talbot net change in unearned premium has decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Net Premiums Earned

Net premiums earned for the three months ended June 30, 2012 were $447.6 million compared to $425.6 million for the three months ended June 30, 2011, an increase of $22.0 million or 5.2%. Details of net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$202,692	45.3%	$204,624	48.1%	(0.9)%
Marine	146,682	32.8%	125,496	29.5%	16.9%
Specialty	98,253	21.9%	95,520	22.4%	2.9%
Total	$447,627	100.0%	$425,640	100.0%	5.2%

Validus Re. Validus Re net premiums earned for three months ended June 30, 2012 were $242.7 million compared to

$224.3 million for the three months ended June 30, 2011, an increase of $18.4 million or 8.2%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$158,360	65.3%	$158,388	70.6%	—%
Marine	61,185	25.2%	46,549	20.8%	31.4%
Specialty	23,141	9.5%	19,350	8.6%	19.6%
Total	$242,686	100.0%	$224,287	100.0%	8.2%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

AlphaCat. AlphaCat net premiums earned for the three months ended June 30, 2012 were $3.6 million compared to $8.4 million for the three months ended June 30, 2011, a decrease of $4.8 million or 57.3%. Details of AlphaCat net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$3,587	100.0%	$8,391	100.0%	(57.3)%
Total	$3,587	100.0%	$8,391	100.0%	(57.3)%

The decrease in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Talbot. Talbot net premiums earned for the three months ended June 30, 2012 were $201.4 million compared to $193.0 million for the three months ended June 30, 2011, an increase of $8.4 million or 4.3%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$40,745	20.2%	$37,845	19.6%	7.7%
Marine	85,497	42.5%	78,947	40.9%	8.3%
Specialty	75,112	37.3%	76,170	39.5%	(1.4)%
Total	$201,354	100.0%	$192,962	100.0%	4.3%

The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Losses and Loss Expenses

Losses and loss expenses for the three months ended June 30, 2012 were $153.7 million compared to $207.3 million for the three months ended June 30, 2011, a decrease of $53.6 million or 25.9%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended June 30, 2012 and 2011 were 34.3% and 48.7%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percentage Point Change
Property	37.1%	52.8%	(15.7)
Marine	30.6%	59.5%	(28.9)
Specialty	34.3%	25.8%	8.5
All lines	34.3%	48.7%	(14.4)

For the three months ended June 30, 2012, there were no notable loss events. For the three months ended June 30, 2011, the Company incurred $90.3 million of losses from notable loss events, which represented 21.2 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $6.9 million of reinstatement premiums, the effect of these events on net income was a decrease of $83.4 million. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended June 30, 2012 and 2011 was 42.7% and 33.5%, respectively.

Three Months Ended June 30, 2012
(Dollars in thousands)
Second Quarter 2012 Notable Loss Events	Validus Re		Talbot			Total
Description	Net Losses and Loss Expenses	% of NPE	Net Losses and Loss Expenses	% of NPE		Net Losses and Loss Expenses	% of NPE
None	$—	—%	$—	—%	—	$—	—%
Total	$—	—%	$—	—%		$—	—%

		Three Months Ended June 30, 2011
		(Dollars in thousands)
Second Quarter 2011 Notable Loss Events (a)		Validus Re		Talbot		Total
Description		Net Losses and Loss Expenses (b)	% of NPE (c)	Net Losses and Loss Expenses (b)	% of NPE	Net Losses and Loss Expenses (b)	% of NPE
Cat 46	Tornado	$36,584	16.3%	$7,222	3.7%	$43,806	10.3%
Cat 48	Tornado	20,869	9.3%	10,612	5.5%	31,481	7.4%
Jupiter 1	Platform failure	4,970	2.2%	10,038	5.2%	15,008	3.5%
Total		$62,423	27.8%	$27,872	14.4%	$90,295	21.2%

(a)
These notable loss event amounts exclude the reserve for potential development on 2011 notable loss events and are based on management's estimates following a review of the Company's potential exposure and discussions with certain clients and brokers. Given the magnitude of these events, and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and the Company's actual ultimate net losses from these events may vary materially from these estimates.

(b)	Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums were $6.9 million million for the three months ended June 30, 2011.

(c)	The 2011 loss ratios for the Validus Re segment have been represented to exclude the impact of the AlphaCat segment.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
	2012	2011	Percentage Point Change
Property - current period - excluding items below	35.5%	21.9%	13.6
Property - current period - notable losses	0.0%	33.7%	(33.7)
Property - change in prior accident years	1.6%	(2.8)%	4.4
Property - loss ratio	37.1%	52.8%	(15.7)

Marine - current period - excluding items below	50.5%	50.9%	(0.4)
Marine - current period - notable losses	0.0%	16.5%	(16.5)
Marine - change in prior accident years	(19.9)%	(7.9)%	(12.0)
Marine - loss ratio	30.6%	59.5%	(28.9)

Specialty - current period - excluding items below	46.1%	35.8%	10.3
Specialty - current period - notable losses	0.0%	0.6%	(0.6)
Specialty - change in prior accident years	(11.8)%	(10.6)%	(1.2)
Specialty – loss ratio	34.3%	25.8%	8.5

All lines - current period - excluding items below	42.7%	33.5%	9.2
All lines - current period - notable losses	0.0%	21.2%	(21.2)
All lines - change in prior accident years	(8.4)%	(6.0)%	(2.4)
All lines - loss ratio	34.3%	48.7%	(14.4)

Validus Re. Validus Re losses and loss expenses for the three months ended June 30, 2012 were $53.2 million compared to $94.0 million for the three months ended June 30, 2011, a decrease of $40.8 million or 43.4%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 21.9% and 41.9% for the three months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012, Validus Re incurred losses of $63.9 million related to current year losses and $10.7 million of favorable loss reserve development relating to prior accident years. For three months ended June 30, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 4.4 percentage points. For the three months ended June 30, 2011, Validus Re incurred losses of $106.3 million related to current year losses and $12.3 million of favorable loss reserve development relating to prior accident years. For the three months ended June 30, 2011, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 5.5 percentage points.

For the three months ended June 30, 2012, Validus Re did not incur any notable losses. For the three months ended June 30, 2011, Validus Re incurred $62.4 million of losses from notable loss events, which represented 27.8 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $6.3 million, the effect of these events on Validus Re segment income was a decrease of $56.2 million. Validus Re segment loss ratios excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended June 30, 2012 and 2011 were 26.3% and 19.6%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
	2012	2011	Percentage Point Change
Property - current period excluding items below	26.9%	14.1%	12.8
Property - current period - notable losses	0.0%	36.3%	(36.3)
Property - change in prior accident years	6.1%	(4.1)%	10.2
Property - loss ratio	33.0%	46.3%	(13.3)

Marine - current period excluding items below	28.5%	41.7%	(13.2)
Marine - current period - notable losses	0.0%	10.7%	(10.7)
Marine - change in prior accident years	(25.5)%	(9.7)%	(15.8)
Marine - loss ratio	3.0%	42.7%	(39.7)

Specialty - current period excluding items below	16.5%	11.3%	5.2
Specialty - current period - notable losses	0.0%	0.0%	—
Specialty - change in prior accident years	(20.6)%	(6.6)%	(14.0)
Specialty – loss ratio	(4.1)%	4.7%	(8.8)

All lines - current period excluding items below	26.3%	19.6%	6.7
All lines - current period - notable losses	0.0%	27.8%	(27.8)
All lines - change in prior accident years	(4.4)%	(5.5)%	1.1
All lines - loss ratio	21.9%	41.9%	(20.0)

For the three months ended June 30, 2012, Validus Re property lines losses and loss expenses included $42.6 million related to current year losses and $9.7 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development was due to an increase in loss estimates on prior year notable loss events, which led to a movement in the reserve for potential development on notable loss events during the three months ended June 30, 2012. This movement was partially offset by a reduction in loss estimates on attritional losses. For the three months ended June 30, 2011, Validus Re property lines losses and loss expenses included $79.8 million related to current year losses and $6.5 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was attributable to lower than expected claims development.

For the three months ended June 30, 2012, Validus Re property lines did not incur any notable losses. For the three months ended June 30, 2011, Validus Re property lines incurred $57.5 million of losses from notable loss events, which represented 36.3 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended June 30, 2012 and 2011 were 26.9% and 14.1%, respectively.

For the three months ended June 30, 2012, Validus Re marine lines losses and loss expenses included $17.5 million related to current year losses and $15.6 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. For the three months ended June 30, 2011, Validus Re marine lines losses and loss expenses included $24.4 million related to current year losses and $4.5 million of favorable loss reserve development relating to prior accident years.

For the three months ended June 30, 2012, Validus Re marine lines did not incur any notable losses. For the three months ended June 30, 2011, Validus Re marine lines incurred $5.0 million of losses from notable loss events, which represented 10.7 percentage points of the marine lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended June 30, 2012 and 2011 were 28.5% and 41.7%, respectively.

For the three months ended June 30, 2012, Validus Re specialty lines losses and loss expenses included $3.8 million related to current year losses and $4.8 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. For the three months ended June 30, 2011, Validus Re specialty lines losses and loss expenses included $2.2 million related to current year losses and $1.3 million of favorable loss reserve development relating to prior accident years.

For the three months ended June 30, 2012 and 2011 Validus Re specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding prior year loss reserve development, for the three months ended June 30, 2012 and 2011 were 16.5% and 11.3%, respectively.

AlphaCat. The AlphaCat segment did not incur any losses and loss expenses for the three months ended June 30, 2012 and 2011.

Talbot. Talbot losses and loss expenses for the three months ended June 30, 2012 were $100.5 million compared to $113.3 million for the three months ended June 30, 2011, a decrease of $12.8 million or 11.3%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 49.9% and 58.7% for the three months ended June 30, 2012 and 2011, respectively.  For the three months ended June 30, 2012, Talbot incurred losses of $127.4 million related to current year losses and $26.9 million of favorable loss reserve development relating to prior accident years. For the three months ended June 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 13.4 percentage points. For the three months ended June 30, 2011, Talbot incurred losses of $126.7 million related to current year losses and $13.4 million in favorable loss reserve development relating to prior accident years. For the three months ended June 30, 2011, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 6.9 percentage points.

For the three months ended June 30, 2012, Talbot did not incur any notable losses. For the three months ended June 30, 2011, Talbot incurred $27.9 million of losses from notable loss events, which represented 14.4 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the three months ended June 30, 2012 and 2011 were 63.3% and 51.2%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
	2012	2011	Percentage Point Change
Property - current period excluding items below	72.0%	58.9%	13.1
Property - current period - notable losses	0.0%	30.5%	(30.5)
Property - change in prior accident years	(15.9)%	2.3%	(18.2)
Property - loss ratio	56.1%	91.7%	(35.6)

Marine - current period excluding items below	66.1%	56.3%	9.8
Marine - current period - notable losses	0.0%	20.0%	(20.0)
Marine - change in prior accident years	(15.8)%	(6.8)%	(9.0)
Marine - loss ratio	50.3%	69.5%	(19.2)

Specialty - current period excluding items below	55.3%	42.0%	13.3
Specialty - current period - notable losses	0.0%	0.7%	(0.7)
Specialty - change in prior accident years	(9.2)%	(11.6)%	2.4
Specialty – loss ratio	46.1%	31.1%	15.0

All lines - current period excluding items below	63.3%	51.2%	12.1
All lines - current period - notable losses	0.0%	14.4%	(14.4)
All lines - change in prior accident years	(13.4)%	(6.9)%	(6.5)
All lines - loss ratio	49.9%	58.7%	(8.8)

For the three months ended June 30, 2012, Talbot property lines losses and loss expenses included $29.3 million related to current year losses and $6.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to lower than expected claims development on attritional losses. For the three months ended June 30, 2011, Talbot property lines losses and loss expenses included $33.8 million related to current year losses and $0.9 million of adverse loss reserve development relating to prior accident years. The prior year adverse loss reserve development was attributable to higher than expected claims development on the onshore energy lines.

For the three months ended June 30, 2012, Talbot property lines did not incur any notable losses. For the three months ended June 30, 2011, Talbot's property lines incurred $11.5 million of losses from notable loss events, which represented 30.5 percentage points of the property lines loss ratio. Talbot property line loss ratio, excluding notable loss events and prior year loss reserve development for the three months ended June 30, 2012 and 2011 were 72.0% and 58.9%, respectively.

For the three months ended June 30, 2012, Talbot marine lines losses and loss expenses included $56.5 million related to current year losses and $13.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to lower than expected claims development on attritional and large losses. For the three months ended June 30, 2011, Talbot marine lines losses and loss expenses included $60.3 million related to current year losses and $5.4 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was primarily due to lower than expected loss development across most lines of business, partially offset by adverse claims development on the offshore energy lines.

For the three months ended June 30, 2012, Talbot marine lines did not incur any notable losses. For the three months ended June 30, 2011, Talbot's marine lines incurred $15.8 million of losses from notable loss events, which represented 20.0 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended June 30, 2012 and 2011 were 66.1% and 56.3%, respectively.

For the three months ended June 30, 2012, Talbot specialty lines losses and loss expenses included $41.5 million relating to current year losses and $6.9 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development on attritional losses. For the three months ended June 30, 2011, Talbot specialty lines losses and loss expenses included $32.6 million relating to current year losses and $8.9 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was primarily due to lower than expected loss development across most specialty lines, partially offset by adverse claims development in the financial institutions lines.

For the three months ended June 30, 2012, Talbot specialty lines did not incur any notable losses. For the three months ended June 30, 2011, Talbot's specialty lines incurred $0.6 million of losses from notable loss events, which represented 0.7 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended June 30, 2012 and 2011 were 55.3% and 42.0%, respectively.

Reserves for Losses and Loss expenses

At June 30, 2012, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three and six months ended June 30, 2012.

	As at June 30, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$733,568	$433,651	$1,167,219
Marine	474,142	389,612	863,754
Specialty	250,583	309,743	560,326
Total	$1,458,293	$1,133,006	$2,591,299

	As at June 30, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$625,551	$395,150	$1,020,701
Marine	419,038	321,106	740,144
Specialty	198,536	260,434	458,970
Total	$1,243,125	$976,690	$2,219,815

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,327,941	$10,000	$1,415,739	$(104,070)	$2,649,610
Losses recoverable	(68,069)	—	(387,293)	104,070	(351,292)
Net reserves at period beginning	1,259,872	10,000	1,028,446	—	2,298,318

Incurred losses - current year	63,859	—	127,393	—	191,252
Change in prior accident years	(10,669)	—	(26,891)	—	(37,560)
Incurred losses	53,190	—	100,502	—	153,692

Foreign exchange	(6,506)	—	(5,160)	—	(11,666)
Paid losses	(139,048)	—	(81,481)	—	(220,529)
Net reserves at period end	1,167,508	10,000	1,042,307	—	2,219,815
Losses recoverable	79,964	—	392,483	(100,963)	371,484
Gross reserves at period end	$1,247,472	$10,000	$1,434,790	$(100,963)	$2,591,299

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended June 30, 2012, favorable loss reserve development on prior accident years was $37.6 million of which, $10.7 million of the favorable loss reserve development related to the Validus Re segment and $26.9 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 8.4 percentage points for the three months ended June 30, 2012. For the three months ended June 30, 2011, favorable loss reserve development on prior accident years was $25.7 million, of which, $12.3 million related to the Validus Re segment and $13.4 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 6.0 percentage points for the three months ended June 30, 2011.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. As at March 31, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $18.6 million and $65.0 million, respectively. During the three months ended June 30, 2012, the Company increased certain loss estimates and allocated $46.5 million of the 2010 and 2011 reserve to the Deepwater Horizon, Danish flood, Thailand floods, Tohoku earthquake, Christchurch earthquake and other events. The Company also increased the reserve for potential development on 2011 notable loss events by $27.9 million. As at June 30, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $11.1 million and $53.9 million respectively, for a total of $65.0 million.

Policy Acquisition Costs

Policy acquisition costs for the three months ended June 30, 2012 were $76.1 million compared to $78.2 million for the three months ended June 30, 2011, a decrease of $2.1 million or 2.7%. Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 17.0% and 18.4%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$22,330	29.3%	11.0%	$30,032	38.4%	14.7%	(25.6)%
Marine	31,482	41.4%	21.5%	26,977	34.5%	21.5%	16.7%
Specialty	22,292	29.3%	22.7%	21,221	27.1%	22.2%	5.0%
Total	$76,129	100.0%	17.0%	$78,230	100.0%	18.4%	(2.7)%

Validus Re. Validus Re policy acquisition costs for the three months ended June 30, 2012 were $37.1 million compared to $35.0 million for the three months ended June 30, 2011, an increase of $2.1 million or 5.9%.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$21,389	57.7%	13.5%	$21,790	62.2%	13.8%	(1.8)%
Marine	11,783	31.8%	19.3%	10,147	29.0%	21.8%	16.1%
Specialty	3,912	10.5%	16.9%	3,076	8.8%	15.9%	27.2%
Total	$37,084	100.0%	15.3%	$35,013	100.0%	15.6%	5.9%

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended June 30, 2012 and 2011 were 15.3% and 15.6%, respectively. The policy acquisition cost ratio on the marine line has decreased by 2.5 percentage points due to an increase in reinstatement premiums that attract little or no policy acquisition costs.

AlphaCat. AlphaCat policy acquisition costs for the three months ended June 30, 2012 were $0.4 million compared to $1.0 million for the three months ended June 30, 2011, a decrease of $0.6 million or 60.7%.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$382	100.0%	10.6%	$973	100.0%	11.6%	(60.7)%
Total	$382	100.0%	10.6%	$973	100.0%	11.6%	(60.7)%

Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 10.6% and 11.6%, respectively.

Talbot. Talbot policy acquisition costs for the three months ended June 30, 2012 were $41.8 million compared to $42.3 million for the three months ended June 30, 2011, a decrease of $0.5 million or 1.2%.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$3,718	8.9%	9.1%	$7,217	17.0%	19.1%	(48.5)%
Marine	19,646	47.0%	23.0%	16,834	39.8%	21.3%	16.7%
Specialty	18,439	44.1%	24.5%	18,256	43.2%	24.0%	1.0%
Total	$41,803	100.0%	20.8%	$42,307	100.0%	21.9%	(1.2)%

Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 20.8% and 21.9%, respectively. The policy acquisition ratio on the property line decreased 10.0 percentage points primarily due to an acquisition cost rate decrease on the onshore energy lines.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $61.6 million compared to $60.8 million for the three months ended June 30, 2011, an increase of $0.8 million or 1.3%.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$14,142	23.0%	$15,059	24.8%	(6.1)%
AlphaCat	2,402	3.9%	1,061	1.7%	126.4%
Talbot	30,957	50.2%	33,345	54.8%	(7.2)%
Corporate & Eliminations (a)	14,134	22.9%	11,376	18.7%	24.2%
Total	$61,635	100.0%	$60,841	100.0%	1.3%

(a)	Corporate and Eliminations includes legal entity adjustments.

General and administrative expenses of $61.6 million in the three months ended June 30, 2012 represents 13.8 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the three months ended June 30, 2012 were $14.1 million compared to $15.1 million for the three months ended June 30, 2011, a decrease of $0.9 million or 6.1%. General and administrative expenses have decreased due primarily to a $2.6 million decrease in professional fees. This decrease was partially offset by an increase in rent and office expenses due to the Bermuda office refurbishment. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 5.8% and 6.7%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the three months ended June 30, 2012 were $2.4 million as compared to $1.1 million for the three months ended June 30, 2011, an increase of $1.3 million or 126.4%. General and administrative expenses have increased primarily due to an increase in salaries and benefits and professional fees. AlphaCat's general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 67.0% and 12.6%, respectively. The AlphaCat segment's general and administrative ratio has been impacted by the reduction in net premiums earned as a greater proportion of the segment's revenues are generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the three months ended June 30, 2012 were $31.0 million compared to $33.3 million for the three months ended June 30, 2011, a decrease of $2.4 million or 7.2%. General and administrative expenses have decreased primarily due to a $1.2 million decrease in Lloyd's syndicate costs. Talbot's general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 15.4% and 17.3%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended June 30, 2012 were $14.1 million compared to $11.4 million for the three months ended June 30, 2011, an increase of $2.8 million or 24.2%. General and administrative expenses have increased primarily due to a $1.0 million increase in professional fees and a $1.3 million increase in modeling software license fees and IT expenses. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the three months ended June 30, 2012 were $6.8 million compared to $7.6 million for the three months ended June 30, 2011, a decrease of $0.8 million or 10.9%. This expense is non-cash and has no net effect on total shareholders' equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$1,966	28.8%	$1,823	23.9%	7.8%
AlphaCat	59	0.9%	21	0.3%	181.0%
Talbot	1,799	26.5%	2,026	26.6%	(11.2)%
Corporate & Eliminations (a)	2,976	43.8%	3,758	49.2%	(20.8)%
Total	$6,800	100.0%	$7,628	100.0%	(10.9)%

(a)	Corporate and Eliminations includes legal entity adjustments.

Share compensation expenses of $6.8 million in the three months ended June 30, 2012 represents 1.5 percentage points of the general and administrative expense ratio. The decrease in share compensation expenses of $0.8 million is due to reduced expense on the non-qualified options which fully vested in May 2012. In addition, the share compensation expenses of $7.6 million for the three months ended June 30, 2011 included $1.0 million of expenses relating to the employee seller shares which fully vested on July 2, 2011.

Validus Re. Validus Re share compensation expenses for the three months ended June 30, 2012 were $2.0 million compared to $1.8 million for the three months ended June 30, 2011, an increase of $0.1 million or 7.8%. Share compensation expense as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 0.8% and 0.8%, respectively.

AlphaCat. AlphaCat share compensation expense as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 1.6% and 0.3%, respectively.

Talbot. Talbot share compensation expenses for the three months ended June 30, 2012 was $1.8 million compared to $2.0 million for the three months ended June 30, 2011, a decrease of $0.2 million or 11.2%. Share compensation expense as a percent of net premiums earned for the three months ended June 30, 2012 and 2011 were 0.9% and 1.0%, respectively.

Corporate & Eliminations.Corporate share compensation expenses for the three months ended June 30, 2012 were $3.0 million compared to $3.8 million for the three months ended June 30, 2011, a decrease of $0.8 million or 20.8%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2012 and 2011.

Consolidated	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percentage Point Change
Losses and loss expense ratio	34.3%	48.7%	(14.4)
Policy acquisition cost ratio	17.0%	18.4%	(1.4)
General and administrative expense ratio (a)	15.3%	16.1%	(0.8)
Expense ratio	32.3%	34.5%	(2.2)
Combined ratio	66.6%	83.2%	(16.6)

Validus Re	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percentage Point Change
Losses and loss expense ratio	21.9%	41.9%	(20.0)
Policy acquisition cost ratio	15.3%	15.6%	(0.3)
General and administrative expense ratio (a)	6.6%	7.5%	(0.9)
Expense ratio	21.9%	23.1%	(1.2)
Combined ratio	43.8%	65.0%	(21.2)

AlphaCat	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percentage Point Change
Losses and loss expense ratio	0.0%	0.0%	—
Policy acquisition cost ratio	10.6%	11.6%	(1.0)
General and administrative expense ratio (a)	68.6%	12.9%	55.7
Expense ratio	79.2%	24.5%	54.7
Combined ratio	79.2%	24.5%	54.7

Talbot	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percentage Point Change
Losses and loss expense ratio	49.9%	58.7%	(8.8)
Policy acquisition cost ratio	20.8%	21.9%	(1.1)
General and administrative expense ratio (a)	16.3%	18.3%	(2.0)
Expense ratio	37.1%	40.2%	(3.1)
Combined ratio	87.0%	98.9%	(11.9)

a)	Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the three months ended June 30, 2012 and 2011 were 15.3% and 16.1%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$61,635	13.8%	$60,841	14.3%
Share compensation expenses	6,800	1.5%	7,628	1.8%
Total	$68,435	15.3%	$68,469	16.1%

Underwriting Income

Underwriting income for the three months ended June 30, 2012 was $149.4 million compared to $71.6 million for the three months ended June 30, 2011, an increase of $77.7 million, or 108.5%.

(Dollars in thousands)	Three Months Ended June 30, 2012	% of sub-total	Three Months Ended June 30, 2011	% of sub-total	% Change
Validus Re	$136,304	83.4%	$78,357	90.4%	74.0%
AlphaCat	744	0.5%	6,336	7.3%	(88.3)%
Talbot	26,293	16.1%	2,012	2.3%	1,206.8%
Sub-total	163,341	100.0%	86,705	100.0%	88.4%
Corporate & Eliminations (a)	(13,970)		(15,071)		7.3%
Total	$149,371		$71,634		108.5%

(a)    Corporate and Eliminations include legal entity adjustments.

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

(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Underwriting income	$149,371	$71,634
Net investment income	25,885	26,494
Other income	5,994	595
Finance expenses	(13,706)	(16,361)
Net realized gains on investments	6,154	11,552
Net unrealized (losses) gains on investments	(53,574)	18,526
(Loss) from investment affiliate	(398)	—
Foreign exchange (losses)	(652)	(1,991)
Tax (expense) benefit	(404)	29
Income from operating affiliates	3,592	—
Net income	$122,262	$110,478

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

Net Investment Income

Net investment income for the three months ended June 30, 2012 was $25.9 million compared to $26.5 million for the three months ended June 30, 2011, a decrease of $0.6 million or 2.3%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended June 30, 2012 and 2011 are as provided below.

(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% Change
Fixed maturities and short-term investments	$26,471	$27,535	(3.9)%
Cash and cash equivalents	1,449	687	110.9%
Securities lending income	1	8	(87.5)%
Total gross investment income	27,921	28,230	(1.1)%
Investment expenses	(2,036)	(1,736)	(17.3)%
Net investment income	$25,885	$26,494	(2.3)%

Annualized effective investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.69% and 1.76% for the three months ended June 30, 2012 and 2011 respectively, and the average duration of the portfolio at June 30, 2012 was 1.65 years (December 31, 2011- 1.63 years).

Other Income

Other income for the three months ended June 30, 2012 was $6.0 million compared to $0.6 million for the three months ended June 30, 2011, an increase of $5.4 million or 907.4%. The primary component of other income for the three months ended June 30, 2012 is $5.9 million in underwriting and performance fees the AlphaCat segment earned from business written by AlphaCat Re 2011 and AlphaCat Re 2012. AlphaCat Re 2011 was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

Finance Expenses

Finance expenses for the three months ended June 30, 2012 were $13.7 million compared to $16.4 million for the three months ended June 30, 2011, a decrease of $2.7 million or 16.2%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	% Change
2006 Junior Subordinated Deferrable Debentures	$1,552	$3,228	(51.9)%
2007 Junior Subordinated Deferrable Debentures	2,832	3,028	(6.5)%
2010 Senior Notes due 2040	5,598	5,597	0.0%
Credit facilities	3,605	1,589	126.9%
AlphaCat Re 2011 preferred dividend (a)	—	2,919	(100.0)%
Talbot FAL Facility	32	—	NM
Talbot other interest	87	—	NM
Finance expenses	$13,706	$16,361	(16.2)%

(a) Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

NM: Not Meaningful

The decrease in finance expenses of $2.7 million for the three months ended June 30, 2012 was due primarily to a $2.9 million decrease in the preferred share dividend and finance expenses attributable to AlphaCat Re 2011. In addition, there was a $1.7 million decrease in interest paid on the 2006 Junior Subordinated Deferrable Debentures due to the basis of repayment changing from a fixed interest rate of 9.069% per annum through June 15, 2011 to a floating rate of three month LIBOR plus 355 basis points which was partially offset by a $2.0 million increase in credit facility fees.

Tax (Expense) Benefit

Tax expense for the three months ended June 30, 2012 was ($0.4) million compared to a benefit of $0.0 million for the three months ended June 30, 2011, an increase in expense of $0.4 million.

Income From Operating Affiliates

Income from operating affiliates for the three months ended June 30, 2012 was $3.6 million, compared to $nil for the three months ended June 30, 2011, an increase of $3.6 million or 100%. For the three months ended June 30, 2012, income from operating affiliates includes $2.8 million in equity earnings relating to AlphaCat Re 2011 and $0.8 million in equity earnings relating to AlphaCat Re 2012.

In the second quarter of 2011, AlphaCat Re 2011 was included in the consolidated results of the Company, therefore there was no comparative information for the three months ended June 30, 2011. As at June 30, 2012, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the three months ended June 30, 2012.

AlphaCat Re 2012 was formed on May 29, 2012 therefore there was no comparative information for the three months ended June 30, 2011. As at June 30, 2012, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the three months ended June 30, 2012.

Net Realized Gains on Investments

Net realized gains on investments for the three months ended June 30, 2012 were $6.2 million compared to $11.6 million for the three months ended June 30, 2011, a decrease of $5.4 million or 46.7%.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on fixed maturities and short term investments for the three months ended June 30, 2012 were ($4.8) million compared to gains of $18.5 million for the three months ended June 30, 2011, a decrease of $23.3 million or 125.9%.

Net unrealized losses on other investments for the three months ended June 30, 2012 were ($48.7) million compared to $nil for the three months ended June 30, 2011. Net unrealized losses for the three months ended June 30, 2012 were driven primarily by the ($49.9) million unrealized loss relating to the hedge fund investments. The amount of net unrealized losses attributable to noncontrolling interest was ($44.9) million for the three months ended June 30, 2012, leaving a net impact to the Company of ($5.0) million.

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

Loss From Investment Affiliate

The loss from investment affiliate for the three months ended June 30, 2012 was ($0.4) million compared to $nil for the three months ended June 30, 2011, a decrease of $0.4 million or 100%. The loss from investment affiliate relates to the loss incurred in the Company's investment in the Aquiline Financial Services Fund II L.P. for the three months ended June 30, 2012. The Company did not hold this investment as of June 30, 2011.

Foreign Exchange Gains (Losses)

Foreign exchange losses for the three months ended June 30, 2012 were ($0.7) million compared to ($2.0) million for the three months ended June 30, 2011, a favorable movement of $1.3 million or 67.3%. For the three months ended June 30, 2012, Validus Re recognized foreign exchange gains of $2.7 million and Talbot recognized foreign exchange losses of ($3.4) million.

For the three months ended June 30, 2012, Validus Re segment foreign exchange gains were $2.7 million compared to foreign exchange losses of ($5.3) million for the three months ended June 30, 2011, a favorable movement of $8.0 million or 151.6%. Validus Re currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-USD currencies. Consequently, Validus Re aims to have a limited exposure to foreign exchange fluctuations. The favorable movement in Validus Re foreign exchange in the current period was due primarily to the British pound sterling and Japanese Yen strengthening during the quarter. The prior year loss of $5.3 million occurred primarily as a result of the Company being in a net short position on New Zealand dollar and Japanese Yen for April and May 2011. During these months, these two currencies strengthened significantly.

For the three months ended June 30, 2012, Talbot segment foreign exchange losses were ($3.4) million compared to gains of $3.4 million for the three months ended June 30, 2011, an unfavorable movement of ($6.8) million or 200.7%. The unfavorable movement in Talbot foreign exchange was due primarily to the movement in Swiss franc to British pound sterling as a number of deposits are held in Swiss francs. During the three months ended June 30, 2012, the Swiss franc to British pound sterling weakened by 3.1% as compared to a strengthening of the Swiss franc to British pound sterling of 10.5% for the three months ended June 30, 2011.

As at June 30, 2012, Talbot's balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $107.2 million and $22.3 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $75.3 million and $9.6 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

 Net Loss (Income) Attributable to Noncontrolling Interest

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity and therefore effectively owns 10.0% of PaCRe. The net loss attributable to noncontrolling interest of $45.4 million for the three months ended June 30, 2012 is effectively 90.0% of the net loss in PaCRe for the quarter.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights up to December 23, 2011 when AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re common shares to one of the third party investors. As a result of these transactions, the Company's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at June 30, 2012. For the three months ended June 30, 2011, the Company recorded ($0.6) million in net income attributable to noncontrolling interest relating to AlphaCat Re 2011.

The following table presents results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting income
Gross premiums written	$627,089	$605,387	$1,464,378	$1,455,283
Reinsurance premiums ceded	(119,052)	(132,346)	(226,104)	(242,166)
Net premiums written	508,037	473,041	1,238,274	1,213,117
Change in unearned premiums	(60,410)	(47,401)	(339,448)	(357,944)
Net premiums earned	447,627	425,640	898,826	855,173

Underwriting deductions
Losses and loss expenses	153,692	207,307	385,681	683,505
Policy acquisition costs	76,129	78,230	154,261	155,526
General and administrative expenses	61,635	60,841	128,010	109,318
Share compensation expenses	6,800	7,628	12,238	19,677
Total underwriting deductions	298,256	354,006	680,190	968,026

Underwriting income (loss) (a)	149,371	71,634	218,636	(112,853)

Net investment income	25,885	26,494	53,645	56,469
Other income	5,994	595	14,885	2,201
Finance expenses	(13,706)	(16,361)	(29,985)	(30,362)
Operating income (loss) before taxes and income from operating affiliates	167,544	82,362	257,181	(84,545)
Tax (expense) benefit	(404)	29	(543)	1,488
Income from operating affiliates	3,592	—	6,959	—
Net operating income (loss) (a)	170,732	82,391	263,597	(83,057)

Net realized gains on investments	6,154	11,552	13,686	17,931
Net unrealized (losses) gains on investments	(53,574)	18,526	(32,903)	5,698
(Loss) from investment affiliate	(398)	—	(398)	—
Foreign exchange (losses) gains	(652)	(1,991)	2,514	(2,458)
Net income (loss)	$122,262	$110,478	$246,496	$(61,886)
Net loss (income) attributable to noncontrolling interest	$45,360	$(594)	$45,360	$(594)
Net income (loss) available (attributable) to Validus	$167,622	$109,884	$291,856	$(62,480)

Selected ratios:
Net premiums written / Gross premiums written	81.0%	78.1%	84.6%	83.4%

Losses and loss expenses	34.3%	48.7%	42.9%	79.9%

Policy acquisition costs	17.0%	18.4%	17.2%	18.2%
General and administrative expenses (b)	15.3%	16.1%	15.6%	15.1%
Expense ratio	32.3%	34.5%	32.8%	33.3%
Combined ratio	66.6%	83.2%	75.7%	113.2%

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

(b)	The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Validus Re
Gross premiums written	$340,850	$290,691	$907,716	$894,779
Reinsurance premiums ceded	(97,077)	(98,218)	(127,078)	(145,023)
Net premiums written	243,773	192,473	780,638	749,756
Change in unearned premiums	(1,087)	31,814	(284,943)	(276,526)
Net premiums earned	242,686	224,287	495,695	473,230

Losses and loss expenses	53,190	94,035	177,396	404,579
Policy acquisition costs	37,084	35,013	75,874	74,763
General and administrative expenses	14,142	15,059	31,394	25,589
Share compensation expenses	1,966	1,823	3,838	4,928
Total underwriting deductions	106,382	145,930	288,502	509,859

Underwriting income (loss) (a)	$136,304	$78,357	$207,193	$(36,629)

AlphaCat
Gross premiums written	15,155	50,960	18,673	58,110
Reinsurance premiums ceded	—	—	—	—
Net premiums written	15,155	50,960	18,673	58,110
Change in unearned premiums	(11,568)	(42,569)	(12,423)	(46,353)
Net premiums earned	3,587	8,391	6,250	11,757

Policy acquisition costs	382	973	638	1,289
General and administrative expenses	2,402	1,061	3,434	1,955
Share compensation expenses	59	21	111	48
Total underwriting deductions	2,843	2,055	4,183	3,292

Underwriting income (a)	$744	$6,336	$2,067	$8,465

Legal Entity adjustments
Policy acquisition costs	(25)	(217)	(25)	(217)
General and administrative expenses	1,866	1,813	2,315	3,160
Share compensation expenses	159	174	311	502
Total underwriting deductions	2,000	1,770	2,601	3,445

Underwriting (loss) (a)	$(2,000)	$(1,770)	$(2,601)	$(3,445)

Talbot
Gross premiums written	$283,528	$276,886	$576,781	$539,943
Reinsurance premiums ceded	(34,419)	(47,278)	(137,818)	(134,692)
Net premiums written	249,109	229,608	438,963	405,251
Change in unearned premiums	(47,755)	(36,646)	(42,082)	(35,065)
Net premiums earned	201,354	192,962	396,881	370,186

Losses and loss expenses	100,502	113,272	208,285	278,926
Policy acquisition costs	41,803	42,307	80,541	79,523
General and administrative expenses	30,957	33,345	64,305	60,651
Share compensation expenses	1,799	2,026	3,147	4,745
Total underwriting deductions	175,061	190,950	356,278	423,845

Underwriting income (loss) (a)	$26,293	$2,012	$40,603	$(53,659)

Corporate & Eliminations
Gross premiums written	$(12,444)	$(13,150)	$(38,792)	$(37,549)
Reinsurance premiums ceded	12,444	13,150	38,792	37,549
Net premiums written	—	—	—	—

Policy acquisition costs	(3,115)	154	(2,767)	168
General and administrative expenses	12,268	9,563	26,562	17,963
Share compensation expenses	2,817	3,584	4,831	9,454
Total underwriting deductions	$11,970	$13,301	$28,626	$27,585

Underwriting (loss) (a)	(11,970)	(13,301)	(28,626)	(27,585)

Total underwriting income (loss) (a)	$149,371	$71,634	$218,636	$(112,853)

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

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Net income available to Validus for the six months ended June 30, 2012 was $291.9 million compared to a net loss attributable to Validus of $(62.5) million for the six months ended June 30, 2011, an increase of $354.3 million . The primary factors driving the increase in net income were:

•	Increase in underwriting income of $331.5 million primarily due to:

•	A decrease in underwriting deductions of $287.8 million which includes the effect of a $323.6 million decrease in notable loss events; and

•	An increase in net premiums written of $25.2 million due to an increase in gross premiums written and a decrease in reinsurance premiums ceded.

The above items were partially offset by the following factor:

•	An unfavorable movement of $38.6 million in net unrealized (losses) gains on investments, of which $44.9 million is attributable to noncontrolling interest.

The change in net income available to Validus for the six months ended June 30, 2012 of $354.3 million compared to the six months ended June 30, 2011 is described in the following table:

	Six Months Ended June 30, 2012
	Increase (Decrease) Over the Six Months Ended June 30, 2011
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations (a)	Total
Notable losses — decrease in net loss and loss expenses (b)	$231,506	$—	$92,139	$—	$323,645
Less: Notable losses - (decrease) increase in net reinstatement premiums (b)	(15,427)	—	2,199	—	(13,228)
Other underwriting income (loss)	27,743	(6,398)	(76)	(197)	21,072
Underwriting income (loss) (c)	243,822	(6,398)	94,262	(197)	331,489
Net investment income	(823)	(467)	(1,747)	213	(2,824)
Other income	650	11,390	(842)	1,486	12,684
Finance expenses	(2,547)	2,484	(88)	528	377
Operating income before taxes and income from operating affiliates	241,102	7,009	91,585	2,030	341,726
Tax (expense) benefit	(3)	—	(2,136)	108	(2,031)
Income from operating affiliates	—	6,959	—	—	6,959
Net operating income	241,099	13,968	89,449	2,138	346,654

Net realized (losses) on investments	(1,850)	(640)	(1,755)	—	(4,245)
Net unrealized gains (losses) on investments	8,467	(48,457)	1,389	—	(38,601)
(Loss) from investment affiliate	(398)	—	—	—	(398)
Foreign exchange gains (losses)	11,989	178	(7,123)	(72)	4,972

Net income (loss)	259,307	(34,951)	81,960	2,066	308,382
Net loss attributable to noncontrolling interest	—	45,954	—	—	45,954
Net income available to Validus	259,307	11,003	81,960	2,066	354,336

(a)	The Corporate and Eliminations column includes legal entity adjustments.

(b)
Notable losses for the six months ended June 30, 2012 included: Costa Concordia and Cat 67. Notable losses for the six months ended June 30, 2011 included: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48 and Jupiter 1. Excludes the reserve for potential development on 2011 notable loss events.

(c)
Non-GAAP Financial Measures: In presenting the Company's results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income (Loss)."

 Gross Premiums Written

Gross premiums written for the six months ended June 30, 2012 were $1,464.4 million compared to $1,455.3 million for the six months ended June 30, 2011, an increase of $9.1 million or 0.6%. Details of gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$773,599	52.8%	$827,908	56.8%	(6.6)%
Marine	434,504	29.7%	384,991	26.5%	12.9%
Specialty	256,275	17.5%	242,384	16.7%	5.7%
Total	$1,464,378	100.0%	$1,455,283	100.0%	0.6%

Validus Re. Validus Re gross premiums written for the six months ended June 30, 2012 were $907.7 million compared to $894.8 million for the six months ended June 30, 2011, an increase of $12.9 million or 1.4%. Details of Validus Re gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$610,749	67.3%	$630,266	70.5%	(3.1)%
Marine	223,325	24.6%	189,879	21.2%	17.6%
Specialty	73,642	8.1%	74,634	8.3%	(1.3)%
Total	$907,716	100.0%	$894,779	100.0%	1.4%

The decrease in gross premiums written in the property lines of $19.5 million was due primarily to a $23.4 million decrease in reinstatement premiums which were due to the high level of notable losses in the first quarter of 2011. In addition, there was a $13.6 million reduction in proportional premiums written primarily due to contracts not meeting the Company’s underwriting requirements. This was partially offset by a $9.8 million increase in new business written in the Singapore branch. The increase in gross premiums written of $33.4 million in the marine lines was due to a $16.1 million increase in reinstatement premiums primarily relating to the Costa Concordia event and $13.2 million of new business incepting during the period.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the six months ended June 30, 2012 increased by $0.7 million as compared to the six months ended June 30, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the six months ended June 30, 2012 were $18.7 million compared to $58.1 million for the six months ended June 30, 2011, a decrease of $39.4 million or 67.9%. Details of AlphaCat gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	18,673	100.0%	58,110	100.0%	(67.9)%
Total	18,673	100.0%	58,110	100.0%	(67.9)%

The decrease in gross premiums written in the property lines of $39.4 million was due primarily to the change in accounting treatment for AlphaCat Re 2011 which occurred as at December 31, 2011, when when the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated Balance Sheet of the Company. AlphaCat Re 2011 was consolidated in 2011 whereas in 2012, AlphaCat Re 2011 is accounted for as an equity method operating affiliate. Therefore the comparative renewals are not reflected in gross premiums written in 2012, but are included in gross managed premiums, a comparable measure.

Managed gross premiums written from our non-consolidated affiliates, AlphaCat Re 2011and AlphaCat Re 2012, for the six months ended June 30, 2012 were $117.3 million compared to $42.6 million for the six months ended June 30, 2011, an increase of $74.7 million or 175.6%. Gross premiums written from our consolidated entities for the six months ended June 30, 2012 were $18.7 million compared to $15.6 million for the six months ended June 30, 2011, an increase of $3.1 million or 20.0%.

Gross premiums written with Talbot for the six months ended June 30, 2012 increased by $0.5 million as compared to the six months ended June 30, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

Talbot. Talbot gross premiums written for the six months ended June 30, 2012 were $576.8 million compared to $539.9 million for the six months ended June 30, 2011, an increase of $36.8 million or 6.8%. The $576.8 million of gross premiums written translated at 2011 rates of exchange would have been $579.9 million for the six months ended June 30, 2012, giving an effective increase of $40.0 million or 7.4%. Details of Talbot gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$178,331	30.9%	$168,461	31.2%	5.9%
Marine	213,820	37.1%	198,427	36.7%	7.8%
Specialty	184,630	32.0%	173,055	32.1%	6.7%
Total	$576,781	100.0%	$539,943	100.0%	6.8%

The increase in gross premiums written in the property lines of $9.9 million was due primarily to an increase in premium adjustments in the property treaty lines. The increase in gross premiums written in the marine lines of $15.4 million was due primarily to a $7.1 million increase in premiums written in the offshore energy lines and a $7.4 million increase in premium adjustments in the cargo line. The increase in gross premiums written in the specialty lines of $11.6 million was due primarily to a $10.6 million increase in premiums written in the political risk lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the six months ended June 30, 2012 were $226.1 million compared to $242.2 million for the six months ended June 30, 2011, a decrease of $16.1 million, or 6.6%.  Details of reinsurance premiums ceded by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$162,355	71.8%	$180,467	74.6%	(10.0)%
Marine	33,861	15.0%	31,600	13.0%	7.2%
Specialty	29,888	13.2%	30,099	12.4%	(0.7)%
Total	$226,104	100.0%	$242,166	100.0%	(6.6)%

Validus Re. Validus Re reinsurance premiums ceded for the six months ended June 30, 2012 were $127.1 million compared to $145.0 million for the six months ended June 30, 2011, a decrease of $17.9 million, or 12.4%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$113,090	89.0%	$132,069	91.1%	(14.4)%
Marine	13,419	10.6%	12,453	8.6%	7.8%
Specialty	569	0.4%	501	0.3%	13.6%
Total	$127,078	100.0%	$145,023	100.0%	(12.4)%
Reinsurance premiums ceded in the property lines decreased by $19.0 million, due primarily to a $12.5 million decrease in non-proportional retrocessional coverage, a $3.8 million decrease in adjustments from prior periods and a $1.9 million decrease in proportional retrocessional coverage. The reduction in both non-proportional and proportional retrocessional coverage is a result of comparatively higher purchases of this coverage in the three months ended March 31, 2011 prior to, and following, the notable loss events of that quarter.

AlphaCat. AlphaCat did not cede reinsurance premiums for the six months ended June 30, 2012 and 2011.

 Talbot. Talbot reinsurance premiums ceded for the six months ended June 30, 2012 were $137.8 million compared to $134.7 million for the six months ended June 30, 2011, an increase of $3.1 million or 2.3%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$83,419	60.5%	$77,327	57.4%	7.9%
Marine	23,083	16.8%	22,462	16.7%	2.8%
Specialty	31,316	22.7%	34,903	25.9%	(10.3)%
Total	$137,818	100.0%	$134,692	100.0%	2.3%

The increase in reinsurance premiums ceded in the property lines of $6.1 million was due primarily to an $11.2 million increase in premium ceded in the property treaty and direct property lines partially offset by a $4.7 million decrease in the onshore energy lines. The decrease in reinsurance premiums ceded in the specialty lines of $3.6 million was due to a $3.6 million decrease in excess of loss coverage for the political risk, political violence and trade credit lines.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat for the six months ended June 30, 2012 were $38.8 million compared to $37.5 million for the six months ended June 30, 2011, an increase of $1.2 million. These reinsurance agreements with Validus Re and AlphaCat are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the six months ended June 30, 2012 were $1,238.3 million compared to $1,213.1 million for the six months ended June 30, 2011, an increase of $25.2 million, or 2.1%. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2012 and 2011 were 84.6% and 83.4%, respectively. Details of net premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$611,244	49.4%	$647,441	53.4%	(5.6)%
Marine	400,643	32.3%	353,391	29.1%	13.4%
Specialty	226,387	18.3%	212,285	17.5%	6.6%
Total	$1,238,274	100.0%	$1,213,117	100.0%	2.1%

Validus Re. Validus Re net premiums written for the six months ended June 30, 2012 were $780.6 million compared to $749.8 million for the six months ended June 30, 2011, an increase of $30.9 million or 4.1%.  Details of Validus Re net premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$497,659	63.7%	$498,197	66.4%	(0.1)%
Marine	209,906	26.9%	177,426	23.7%	18.3%
Specialty	73,073	9.4%	74,133	9.9%	(1.4)%
Total	$780,638	100.0%	$749,756	100.0%	4.1%

The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 86.0% and 83.8% for the six months ended June 30, 2012 and 2011, respectively.

 AlphaCat. AlphaCat net premiums written for the six months ended June 30, 2012 were $18.7 million compared to $58.1 million for the six months ended June 30, 2011, a decrease of $39.4 million or 67.9%. Details of AlphaCat net premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$18,673	100.0%	$58,110	100.0%	(67.9)%
Total	$18,673	100.0%	$58,110	100.0%	(67.9)%

The decrease in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the six months ended June 30, 2012 and 2011.

Talbot. Talbot net premiums written for the six months ended June 30, 2012 were $439.0 million compared to $405.3 million for the six months ended June 30, 2011, an increase of $33.7 million or 8.3%. Details of Talbot net premiums written by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$94,912	21.6%	$91,134	22.5%	4.1%
Marine	190,737	43.5%	175,965	43.4%	8.4%
Specialty	153,314	34.9%	138,152	34.1%	11.0%
Total	$438,963	100.0%	$405,251	100.0%	8.3%

The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2012 and 2011 were 76.1% and 75.1%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the six months ended June 30, 2012 was $(339.4) million compared to $(357.9) million for the six months ended June 30, 2011, an increase of $18.5 million or 5.2%.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(424,454)	$(464,256)	8.6%
Change in prepaid reinsurance premiums	85,006	106,312	(20.0)%
Net change in unearned premiums	$(339,448)	$(357,944)	5.2%

Validus Re. Validus Re net change in unearned premiums for the six months ended June 30, 2012 was $(284.9) million compared to $(276.5) million for the six months ended June 30, 2011, a decrease of $(8.4) million, or 3.0%.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(350,258)	$(356,902)	1.9%
Change in prepaid reinsurance premiums	65,315	80,376	(18.7)%
Net change in unearned premiums	$(284,943)	$(276,526)	(3.0)%

Validus Re net change in unearned premiums has decreased for the six months ended June 30, 2012 due primarily to the impact of the increase in gross premiums written for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

AlphaCat. AlphaCat net change in unearned premiums for the six months ended June 30, 2012 was $(12.4) million compared to $(46.4) million for the six months ended June 30, 2011, an increase of $33.9 million or 73.2%.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(12,423)	$(46,353)	73.2%
Net change in unearned premiums	$(12,423)	$(46,353)	73.2%

AlphaCat net change in unearned premiums has increased for the six months ended June 30, 2012 due primarily to the decrease in gross premiums written during the six months ended June 30, 2012 as compared to six months ended June 30, 2011.

Talbot. Talbot net change in unearned premiums for the six months ended June 30, 2012 was $(42.1) million compared to $(35.1) million for the six months ended June 30, 2011, a decrease of $(7.0) million or 20.0%.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(61,773)	$(61,001)	(1.3)%
Change in prepaid reinsurance premiums	19,691	25,936	(24.1)%
Net change in unearned premiums	$(42,082)	$(35,065)	(20.0)%

Talbot net change in unearned premiums has decreased for the six months ended June 30, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net Premiums Earned

Net premiums earned for the six months ended June 30, 2012 were $898.8 million compared to $855.2 million for the six months ended June 30, 2011, an increase of $43.7 million or 5.1%. Details of net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$410,025	45.7%	$420,337	49.2%	(2.5)%
Marine	292,423	32.5%	243,793	28.5%	19.9%
Specialty	196,378	21.8%	191,043	22.3%	2.8%
Total	$898,826	100.0%	$855,173	100.0%	5.1%

Validus Re. Validus Re net premiums earned for the six months ended June 30, 2012 were $495.7 million compared to $473.2 million for the six months ended June 30, 2011, an increase of $22.5 million or 4.7%. Details of Validus Re net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$318,408	64.3%	$331,792	70.1%	(4.0)%
Marine	133,062	26.8%	100,407	21.2%	32.5%
Specialty	44,225	8.9%	41,031	8.7%	7.8%
Total	$495,695	100.0%	$473,230	100.0%	4.7%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

AlphaCat. AlphaCat net premiums earned for the six months ended June 30, 2012 were $6.3 million compared to $11.8 million for the six months ended June 30, 2011, a decrease of $5.5 million or 46.8%. Details of AlphaCat net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	6,250	100.0%	11,757	100.0%	(46.8)%
Total	6,250	100.0%	11,757	100.0%	(46.8)%
The decrease in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Talbot. Talbot net premiums earned for the six months ended June 30, 2012 were $396.9 million compared to $370.2 million for the six months ended June 30, 2011, an increase of $26.7 million or 7.2%. Details of Talbot net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$85,367	21.5%	$76,788	20.8%	11.2%
Marine	159,361	40.2%	143,386	38.7%	11.1%
Specialty	152,153	38.3%	150,012	40.5%	1.4%
Total	$396,881	100.0%	$370,186	100.0%	7.2%

The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Losses and Loss Expenses

Losses and loss expenses for the six months ended June 30, 2012 were $385.7 million compared to $683.5 million for the six months ended June 30, 2011, a decrease of $297.8 million or 43.6%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the six months ended June 30, 2012 and 2011 were 42.9% and 79.9%, respectively. Details of loss ratios by line of business are provided below.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage Point Change
Property	32.2%	95.5%	(63.3)%
Marine	59.7%	86.2%	(26.5)%
Specialty	40.2%	37.7%	2.5%
All lines	42.9%	79.9%	(37.0)%

Details of loss ratios by line of business and period of occurrence are provided below.

	Six Months Ended June 30,
	2012	2011	Percentage Point Change
Property - current period - excluding items below	27.0%	23.2%	3.8
Property - current period - notable losses	6.9%	74.1%	(67.2)
Property - change in prior accident years	(1.7)%	(4.1)%	2.4
Property - current period - reserve for potential development on notable loss events	0.0%	2.3%	(2.3)
Property - loss ratio	32.2%	95.5%	(63.3)

Marine - current period - excluding notable losses	48.6%	49.7%	(1.1)
Marine - current period - notable losses	24.8%	42.6%	(17.8)
Marine - change in prior accident years	(13.7)%	(6.1)%	(7.6)
Marine - current period - reserve for potential development on notable loss events	0.0%	0.0%	—
Marine - loss ratio	59.7%	86.2%	(26.5)

Specialty - current period - excluding notable losses	50.9%	43.5%	7.4
Specialty - current period - notable losses	0.0%	4.7%	(4.7)
Specialty - change in prior accident years	(10.7)%	(10.5)%	(0.2)
Specialty - current period - reserve for potential development on notable loss events	0.0%	0.0%	—
Specialty — loss ratio	40.2%	37.7%	2.5

All lines - current period - excluding notable losses	39.3%	35.3%	4.0
All lines - current period - notable losses	11.2%	49.6%	(38.4)
All lines - change in prior accident years	(7.6)%	(6.1)%	(1.5)
All lines - current period - reserve for potential development on notable loss events	0.0%	1.1%	(1.1)
All lines - loss ratio	42.9%	79.9%	(37.0)

Validus Re. Validus Re losses and loss expenses for the six months ended June 30, 2012 were $177.4 million compared to $404.6 million for the six months ended June 30, 2011, a decrease of $227.2 million or 56.2%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 35.8% and 85.5% for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, Validus Re incurred losses of $206.4 million related to current year losses and $29.0 million of favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 5.9 percentage points. For the six months ended June 30, 2011, Validus Re incurred losses of $428.2 million related to current year losses and $23.6 million of favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2011, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 5.0 percentage points.

For the six months ended June 30, 2012, Validus Re incurred $84.7 million of losses from notable loss events, which represented 17.1 percentage points of the loss ratio. Net of reinstatement premiums of $22.8 million, the effect of these events on Validus Re segment income was a decrease of $61.9 million. For the six months ended June 30, 2011, Validus Re incurred $316.2 million of losses from notable loss events, which represented 66.8 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $38.2 million, the effect of these events on Validus Re segment income was a decrease of $278.0 million. Validus Re segment loss ratios excluding, notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the six months ended June 30, 2012 and 2011 were 24.6% and 21.7%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Six Months Ended June 30,
	2012	2011	Percentage Point Change
Property - current period excluding notable losses	18.2%	15.8%	2.4
Property - current period - notable losses	8.7%	73.5%	(64.8)
Property - change in prior accident years	(0.5)%	(3.8)%	3.3
Property - current period - reserve for potential development on notable loss events	0.0%	2.9%	(2.9)
Property - loss ratio	26.4%	88.4%	(62.0)

Marine - current period excluding notable losses	38.8%	40.9%	(2.1)
Marine - current period - notable losses	42.9%	67.6%	(24.7)
Marine - change in prior accident years	(15.8)%	(4.4)%	(11.4)
Marine - loss ratio	65.9%	104.1%	(38.2)

Specialty - current period excluding notable losses	26.6%	21.6%	5.0
Specialty - current period - notable losses	0.0%	11.0%	(11.0)
Specialty - change in prior accident years	(14.0)%	(16.3)%	2.3
Specialty — loss ratio	12.6%	16.3%	(3.7)

All lines - current period excluding notable losses	24.6%	21.7%	2.9
All lines - current period - notable losses	17.1%	66.8%	(49.7)
All lines - change in prior accident years	(5.9)%	(5.0)%	(0.9)
All lines - current period - reserve for potential development on notable loss events	0.0%	2.0%	(2.0)
All lines - loss ratio	35.8%	85.5%	(49.7)

For the six months ended June 30, 2012, Validus Re property lines losses and loss expenses included $85.8 million related to current year losses and $1.7 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. This movement was mostly offset by an increase in loss estimates on prior year notable loss events, which led to a movement in the reserve for potential development on notable loss events during the six months ended June 30, 2012. For the six months ended June 30, 2011, Validus Re property lines losses and loss expenses included $305.9 million related to current year losses and $12.5 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was attributable to lower than expected claims development.

For the six months ended June 30, 2012, Validus Re property lines incurred $27.7 million of losses from notable loss events, which represented 8.7 percentage points of the property lines loss ratio. For the six months ended June 30, 2011, Validus Re property lines incurred $243.8 million of losses from notable loss events, which represented 73.5 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the six months ended June 30, 2012 and 2011 were 18.2% and 15.8%, respectively.

For the six months ended June 30, 2012, Validus Re marine lines losses and loss expenses included $108.8 million related to current year losses and $21.1 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development is due primarily to a reduction in loss estimates on attritional losses. For the six months ended June 30, 2011, Validus Re marine lines losses and loss expenses included $108.9 million related to current year losses and $4.4 million of favorable loss reserve development relating to prior accident years.

For the six months ended June 30, 2012, Validus Re marine lines incurred $57.1 million of losses from notable loss events, which represented 42.9 percentage points on the marine lines loss ratio. For the six months ended June 30, 2011, Validus Re marine lines incurred $67.9 million of losses from notable loss events, which represented 67.6 percentage points of the marine lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the six months ended June 30, 2012 and 2011 were 38.8% and 40.9%, respectively.

For the six months ended June 30, 2012, Validus Re specialty lines losses and loss expenses included $11.8 million related to current year losses and $6.2 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. For the six months ended June 30, 2011, Validus Re specialty lines losses and loss expenses included $13.4 million related to current year losses and $6.7 million of favorable loss reserve development relating to prior accident years.

For the six months ended June 30, 2012, Validus Re specialty lines did not incur any notable losses. For the six months ended June 30, 2011, Validus Re specialty lines incurred $4.5 million of losses from notable loss events, which represented 11.0 percentage points of the specialty lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re specialty lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and  prior year loss reserve development, for the six months ended June 30, 2012 and 2011 were 26.6% and 21.6%, respectively.

AlphaCat. The AlphaCat segment did not incur any losses and loss expenses for the six months ended June 30, 2012 and 2011.

     Talbot. Talbot losses and loss expenses for the six months ended June 30, 2012 were $208.3 million compared to $278.9 million for the six months ended June 30, 2011, a decrease of $70.6 million or 25.3%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 52.5% and 75.3% for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, Talbot incurred losses of $247.3 million related to current year losses and $39.0 million of favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 9.8 percentage points. For the six months ended June 30, 2011, Talbot incurred losses of $307.6 million related to current year losses and $28.6 million in favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2011, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 7.7 percentage points.

For the six months ended June 30, 2012, Talbot incurred $16.0 million of losses from notable loss events, which represented 4.0 percentage points of the loss ratio. Including the impact of reinstatement premiums of ($4.3) million, the effect of these events on Talbot segment income was a decrease of $20.3 million. For the six months ended June 30, 2011, Talbot incurred $108.1 million of losses from notable loss events, which represented 29.2 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the six months ended June 30, 2012 and 2011 were 58.3% and 53.8%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Six Months Ended June 30,
	2012	2011	Percentage Point Change
Property - current period excluding items below	62.0%	58.4%	3.6
Property - current period - notable losses	0.6%	88.3%	(87.7)
Property - change in prior accident years	(6.2)%	(6.2)%	—
Property - loss ratio	56.4%	140.5%	(84.1)

Marine - current period excluding items below	56.7%	55.9%	0.8
Marine - current period - notable losses	9.7%	25.1%	(15.4)
Marine - change in prior accident years	(11.9)%	(7.3)%	(4.6)
Marine - loss ratio	54.5%	73.7%	(19.2)

Specialty - current period excluding items below	57.9%	49.6%	8.3
Specialty - current period - notable losses	0.0%	2.9%	(2.9)
Specialty - change in prior accident years	(9.7)%	(8.9)%	(0.8)
Specialty — loss ratio	48.2%	43.6%	4.6

All lines - current period excluding items below	58.3%	53.8%	4.5
All lines - current period - notable losses	4.0%	29.2%	(25.2)
All lines - change in prior accident years	(9.8)%	(7.7)%	(2.1)
All lines - loss ratio	52.5%	75.3%	(22.8)

For the six months ended June 30, 2012, Talbot property lines losses and loss expenses include $53.4 million related to current year losses and $5.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to favorable experience on attritional losses offset in part by adverse experience on large losses. For the six months ended June 30, 2011, Talbot property lines losses and loss expenses included $112.6 million related to current year losses and $4.7 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development.

For the six months ended June 30, 2012, Talbot property lines incurred $0.5 million of losses from notable loss events, which represented 0.6 percentage points of the property lines loss ratio. For the six months ended June 30, 2011, Talbot's property lines incurred $67.8 million of losses from notable loss events, which represented 88.3 percentage points of the property lines loss ratio. Talbot property lines loss ratio, excluding notable loss events and prior year loss reserve development for the six months ended June 30, 2012 and 2011 were 62.0% and 58.4%, respectively.

For the six months ended June 30, 2012, Talbot marine lines losses and loss expenses included $105.7 million related to current year losses and $19.0 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to favorable development on attritional losses. For the six months ended June 30, 2011, Talbot marine lines losses and loss expenses included $116.1 million related to current year losses and $10.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development.

For the six months ended June 30, 2012, Talbot marine lines incurred $15.5 million of losses from notable loss events, which represented 9.7 percentage points of the marine lines loss ratio. For the six months ended June 30, 2011, Talbot's marine lines incurred $36.0 million of losses from notable loss events, which represented 25.1 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development, for the six months ended June 30, 2012 and 2011 were 56.7% and 55.9%, respectively.

For the six months ended June 30, 2012, Talbot specialty lines losses and loss expenses included $88.1 million relating to current year losses and $14.7 million of favorable loss reserve development relating to prior accident years. The prior year favorable reserve development was due primarily to favorable development on attritional losses. For the six months ended June 30, 2011, Talbot specialty lines losses and loss expenses included $78.8 million relating to current year losses and $13.4 million of favorable loss reserve development relating to prior accident years. The prior year favorable reserve development was primarily due to lower than expected claims development.

For the six months ended June 30, 2012, Talbot specialty lines did not incur losses from notable loss events. For the six months ended June 30, 2011, Talbot's specialty lines incurred $4.4 million of losses from notable loss events, which represented 2.9 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the six months ended June 30, 2012 and 2011 were 57.9% and 49.6%, respectively.

Reserves for Losses and Loss expenses

At June 30, 2012, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the six months ended June 30, 2012.

	As at June 30, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$733,568	$433,651	$1,167,219
Marine	474,142	389,612	863,754
Specialty	250,583	309,743	560,326
Total	$1,458,293	$1,133,006	$2,591,299

	As at June 30, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$625,551	$395,150	$1,020,701
Marine	419,038	321,106	740,144
Specialty	198,536	260,434	458,970
Total	$1,243,125	$976,690	$2,219,815

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2012.

	Six Months Ended June 30, 2012
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,350,849	$10,000	$1,377,561	$(107,267)	$2,631,143
Losses recoverable	(95,509)	—	(384,243)	107,267	(372,485)
Net reserves at period beginning	1,255,340	10,000	993,318	—	2,258,658

Incurred losses- current year	206,403		247,262	—	453,665
Change in prior accident years	(29,007)		(38,977)	—	(67,984)
Incurred losses	177,396	—	208,285	—	385,681

Foreign exchange	(1,508)		1,736	—	228
Paid losses	(263,720)		(161,032)	—	(424,752)
Net reserves at period end	1,167,508	10,000	1,042,307	—	2,219,815
Losses recoverable	79,964	—	392,483	(100,963)	371,484
Gross reserves at period end	$1,247,472	$10,000	$1,434,790	$(100,963)	$2,591,299

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the six months ended June 30, 2012, favorable loss reserve development on prior accident years was $68.0 million of which, $29.0 million related to the Validus Re segment and $39.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 7.6 percentage points for the six months ended June 30, 2012. For the six months ended June 30, 2011, favorable loss reserve development on prior accident years was $52.2 million, of which, $23.6 million related to the Validus Re segment and $28.6 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 6.1 percentage points for the six months ended June 30, 2011.

For the six months ended June 30, 2012, the Company incurred $100.7 million of losses from notable loss events, which represented 11.2 percentage points of the loss ratio. Net of $18.4 million of reinstatement premiums, the effect of these events on net income was a decrease of $82.3 million. For the six months ended June 30, 2011, the Company incurred $424.4 million of losses from notable loss events, which represented 49.6 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $31.7 million of reinstatement premiums, the effect of these events on net income was a decrease of $392.7 million. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the six months ended June 30, 2012 and 2011 was 39.3% and 35.3%, respectively.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. As of December 31, 2011 the reserve for potential development on 2010 and 2011 notable loss events was $18.6 million and $78.0 million, respectively. During the six months ended June 30, 2012, the Company increased certain loss estimates and allocated $59.5 million of the 2010 and 2011 reserve to the Deepwater Horizon, Danish flood, Thailand floods, Tohoku earthquake, Christchurch earthquake and other events. The Company also increased the reserve for potential development on 2011 notable loss events by $27.9 million. As at June 30, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $11.1 million and $53.9 million for a total of $65.0 million.

Policy Acquisition Costs

Policy acquisition costs for the six months ended June 30, 2012 were $154.3 million compared to $155.5 million for the six months ended June 30, 2011, a decrease of $1.3 million or 0.8%. Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 17.2% and 18.2%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$50,227	32.6%	12.2%	$59,216	38.0%	14.1%	(15.2)%
Marine	61,271	39.7%	21.0%	54,060	34.8%	22.2%	13.3%
Specialty	42,738	27.7%	21.8%	42,250	27.2%	22.1%	1.2%
Total	$154,261	100.0%	17.2%	$155,526	100.0%	18.2%	(0.8)%

Validus Re. Validus Re policy acquisition costs for the six months ended June 30, 2012 were $75.9 million compared to $74.8 million for the six months ended June 30, 2011, an increase of $1.1 million or 1.5%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$45,303	59.7%	14.2%	$47,349	63.4%	14.3%	(4.3)%
Marine	23,304	30.7%	17.5%	20,657	27.6%	20.6%	12.8%
Specialty	7,267	9.6%	16.4%	6,757	9.0%	16.5%	7.5%
Total	$75,874	100.0%	15.3%	$74,763	100.0%	15.8%	1.5%

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the six months ended June 30, 2012 and 2011 were 15.3% and 15.8%, respectively. The policy acquisition cost ratio on the marine line has decreased by 3.1 percentage points due to an increase in reinstatement premiums that attract little or no policy acquisition costs.

AlphaCat. AlphaCat policy acquisition costs for the six months ended June 30, 2012 were $0.6 million compared to $1.3 million for the six months ended June 30, 2011, a decrease of $0.7 million or 50.5%.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	638	100.0%	10.2%	1,289	100.0%	11.0%	(50.5)%
Total	638	100.0%	10.2%	1,289	100.0%	11.0%	(50.5)%

 Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 10.2% and 11.0%, respectively.

Talbot. Talbot policy acquisition costs for the six months ended June 30, 2012 were $80.5 million compared to $79.5 million for the six months ended June 30, 2011, an increase of $1.0 million or 1.3%. Details of Talbot policy acquisition costs by line of business are provided below.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$7,090	8.8%	8.3%	$10,583	13.3%	13.8%	(33.0)%
Marine	37,931	47.1%	23.8%	33,427	42.0%	23.3%	13.5%
Specialty	35,520	44.1%	23.3%	35,513	44.7%	23.7%	—%
Total	$80,541	100.0%	20.3%	$79,523	100.0%	21.5%	1.3%

Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 20.3% and 21.5%, respectively. The policy acquisition cost ratio on the Talbot property lines decreased by 33.0 percentage points, primarily due to an acquisition cost rate decrease on the onshore energy lines.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 were $128.0 million compared to $109.3 million for the six months ended June 30, 2011, an increase of $18.7 million or 17.1%.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$31,394	24.5%	$25,589	23.4%	22.7%
AlphaCat	3,434	2.7%	1,955	1.8%	75.7%
Talbot	64,305	50.2%	60,651	55.5%	6.0%
Corporate & Eliminations (a)	28,877	22.6%	21,123	19.3%	36.7%
Total	$128,010	100.0%	$109,318	100.0%	17.1%

(a)  Corporate and Eliminations includes legal entity adjustments.

General and administrative expenses of $128.0 million in the six months ended June 30, 2012 represents 14.2 percentage points of the expense ratio. Share compensation expenses are discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the six months ended June 30, 2012 were $31.4 million compared to $25.6 million for the six months ended June 30, 2011, an increase of $5.8 million or 22.7%. General and administrative expenses have increased primarily due to an increase in the performance bonus for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Other contributing factors to the increase in general and administrative expense include an increase in rent and office expenses due to the Bermuda office refurbishment. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 6.3% and 5.4%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the six months ended June 30, 2012 were $3.4 million compared to $2.0 million for the six months ended June 30, 2011, an increase of $1.5 million or 75.7%. General and administrative expenses include salaries and benefits and professional fees. General and administrative expenses have increased primarily due to an increase in salaries and benefits and professional fees. AlphaCat's general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 54.9% and 16.6%, respectively. The AlphaCat segment general and administrative ratio has been impacted by the reduction in net premiums earned as a greater proportion of the segment's revenues are generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the six months ended June 30, 2012 were $64.3 million compared to $60.7 million for the six months ended June 30, 2011, an increase of $3.7 million or 6.0%. General and administrative expenses have increased primarily due to an increase in the performance bonus accrual for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  This increase was partially offset by a decrease in Lloyd's syndicate costs. Talbot's general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 16.2% and 16.4%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the six months ended June 30, 2012 were $28.9 million compared to $21.1 million for the six months ended June 30, 2011, an increase of $7.8 million or 36.7%. General and administrative expenses have increased primarily due to an increase in professional fees related to Solvency II.  Other contributing factors to the increase in general and administrative expenses include a $2.1 million increase in modeling software license fees and IT expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the six months ended June 30, 2012 were $12.2 million compared to $19.7 million for the six months ended June 30, 2011, a decrease of $7.4 million or 37.8%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$3,838	31.4%	$4,928	25.1%	(22.1)%
AlphaCat	111	0.9%	48	0.2%	131.3%
Talbot	3,147	25.7%	4,745	24.1%	(33.7)%
Corporate & Eliminations (a)	5,142	42.0%	9,956	50.6%	(48.4)%
Total	$12,238	100.0%	$19,677	100.0%	(37.8)%

a)	Corporate and Eliminations includes legal entity adjustments.

Share compensation expenses of $12.2 million in the six months ended June 30, 2012 represent 1.4 percentage points of the general and administrative expense ratio. The decrease in share compensation expenses of $7.4 million is due to a reversal of $1.4 million of expenses related to performance shares based on a review of current and projected performance criteria and a reduced expense of $1.3 million on the non-qualified options which fully vested in May 2012. In addition, the share compensation expenses of $19.7 million for the six months ended June 30, 2011 included $2.2 million of expenses on the employee seller shares and $1.1 million of Talbot restricted share awards which fully vested on July 2, 2011.

Validus Re. Validus Re share compensation expenses for the six months ended June 30, 2012 were $3.8 million compared to $4.9 million for the six months ended June 30, 2011, a decrease of $1.1 million or 22.1%. Share compensation expense as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 0.8% and 1.0%, respectively.

AlphaCat. AlphaCat share compensation expense as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 1.8% and 0.4%, respectively.

Talbot. Talbot share compensation expenses for the six months ended June 30, 2012 was $3.1 million compared to $4.7 million for the six months ended June 30, 2011, a decrease of $1.6 million or 33.7%. Share compensation expense as a percent of net premiums earned for the six months ended June 30, 2012 and 2011 were 0.8% and 1.3%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the six months ended June 30, 2012 were $5.1 million compared to $10.0 million for the six months ended June 30, 2011, a decrease of $4.8 million or 48.4%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2012 and 2011.

Consolidated	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage point change
Losses and loss expenses ratio	42.9%	79.9%	(37.0)
Policy acquisition costs ratio	17.2%	18.2%	(1.0)
General and administrative expenses ratio (a)	15.6%	15.1%	0.5
Expense ratio	32.8%	33.3%	(0.5)
Combined ratio	75.7%	113.2%	(37.5)

Validus Re	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage point change
Losses and loss expenses ratio	35.8%	85.5%	(49.7)
Policy acquisition costs ratio	15.3%	15.8%	(0.5)
General and administrative expenses ratio (a)	7.1%	6.4%	0.7
Expense ratio	22.4%	22.2%	0.2
Combined ratio	58.2%	107.7%	(49.5)

AlphaCat	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage point change
Losses and loss expenses ratio	0.0%	0.0%	—
Policy acquisition costs ratio	10.2%	11.0%	(0.8)
General and administrative expenses ratio (a)	56.7%	17.0%	39.7
Expense ratio	66.9%	28.0%	38.9
Combined ratio	66.9%	28.0%	38.9

Talbot	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage point change
Losses and loss expenses ratio	52.5%	75.3%	(22.8)
Policy acquisition costs ratio	20.3%	21.5%	(1.2)
General and administrative expenses ratio (a)	17.0%	17.7%	(0.7)
Expense ratio	37.3%	39.2%	(1.9)
Combined ratio	89.8%	114.5%	(24.7)

(a)	Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the six months ended June 30, 2012 and 2011 were 15.6% and 15.1%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$128,010	14.2%	$109,318	12.8%
Share compensation expenses	12,238	1.4%	19,677	2.3%
Total	$140,248	15.6%	$128,995	15.1%

Underwriting Income (Loss)

Underwriting income for the six months ended June 30, 2012 was $218.6 million compared to an underwriting (loss) of $(112.9) million for the six months ended June 30, 2011, an increase of $331.5 million or 293.7%.

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Sub-total	Six Months Ended June 30, 2011	% of Sub-total	% Change
Validus Re	$207,193	82.9%	$(36,629)	44.7%	665.7%
AlphaCat	2,067	0.8%	8,465	(10.3)%	(75.6)%
Talbot	40,603	16.3%	(53,659)	65.6%	175.7%
Sub total	249,863	100.0%	(81,823)	100.0%	(405.4)%
Corporate & Eliminations (a)	(31,227)		(31,030)		(0.6)%
Total	$218,636		$(112,853)		293.7%

(a)	Corporate and Eliminations includes legal entity adjustments.

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

(Dollars in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Underwriting income (loss)	$218,636	$(112,853)
Net investment income	53,645	56,469
Other income	14,885	2,201
Finance expenses	(29,985)	(30,362)
Net realized gains on investments	13,686	17,931
Net unrealized (losses) gains on investments	(32,903)	5,698
(Loss) from investment affiliate	(398)	—
Foreign exchange gains (losses)	2,514	(2,458)
Tax (expense) benefit	(543)	1,488
Income from operating affiliates	6,959	—
Net income (loss)	$246,496	$(61,886)

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

Net Investment Income

Net investment income for the six months ended June 30, 2012 was $53.6 million compared to $56.5 million for the six months ended June 30, 2011, a decrease of $2.8 million or 5.0%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the six months ended June 30, 2012 and 2011 are as provided below.

(Dollars in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% Change
Fixed maturities and short-term investments	$53,747	$56,470	(4.8)%
Cash and cash equivalents	3,766	3,268	15.2%
Securities lending income	6	24	(75.0)%
Total investment income	57,519	59,762	(3.8)%
Investment expenses	(3,874)	(3,293)	(17.6)%
Net investment income	$53,645	$56,469	(5.0)%

Annualized effective investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.77% and 1.90% for the six months ended June 30, 2012 and 2011, respectively, and the average duration of the portfolio at June 30, 2012 was 1.65 years (December 31, 2011 - 1.63 years).

Other Income

Other income for the six months ended June 30, 2012 was $14.9 million compared to $2.2 million for the six months ended June 30, 2011, an increase of $12.7 million or 576.3%. The primary component of other income for the six months ended June 30, 2012 is $14.6 million in underwriting and performance fees the AlphaCat segment earned from business written by AlphaCat Re 2011 and AlphaCat Re 2012. AlphaCat Re 2011 was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

Finance Expenses

Finance expenses for the six months ended June 30, 2012 were $30.0 million compared to $30.4 million for the six months ended June 30, 2011, a decrease of $0.4 million or 1.2%. Finance expenses include interest, the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	% Change
2006 Junior Subordinated Deferrable Debentures	$3,101	$6,816	(54.5)%
2007 Junior Subordinated Deferrable Debentures	5,861	6,057	(3.2)%
2010 Senior Notes due 2040	11,195	11,194	0.0%
Credit facilities	9,678	3,313	192.1%
AlphaCat Re 2011 preferred dividend (a)	—	2,919	(100.0)%
Talbot FAL Facility	63	63	0.0%
Talbot other interest	87	—	NM
Finance expenses	$29,985	$30,362	(1.2)%

(a) Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

NM: Not Meaningful

The decrease in finance expenses of $0.4 million for the six months ended June 30, 2012 was due primarily to a $3.7 million decrease in interest paid on the 2006 Junior Subordinated Deferrable Debentures due to the basis of repayment changing from a fixed interest rate of 9.069% per annum through June 15, 2011 to a floating rate of three month LIBOR plus 355 basis points and a $2.9 million decrease in the preferred dividends and finance expenses attributable to AlphaCat Re 2011. These decreases were partially offset by a $6.4 million increase in credit facility fees due to closing fees on the renewal of the credit facilities and the acceleration of fees expensed on the credit facilities that expired during the year.

Tax (Expense) Benefit

Tax expense for the six months ended June 30, 2012 was $(0.5) million compared to a benefit of $1.5 million for the six months ended June 30, 2011, an increase in expense of $2.0 million or 136.5%. The increase is primarily due to higher taxable income in the Talbot segment for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Income From Operating Affiliates

Income from operating affiliates for the six months ended June 30, 2012, was $7.0 million compared to $nil for the six months ended June 30, 2011, an increase of $7.0 million or 100%. For the six months ended June 30, 2012 income from operating affiliates includes $6.2 million in equity earnings relating to AlphaCat Re 2011 and $0.8 million in equity earnings relating to AlphaCat Re 2012.

In the second quarter of 2011, AlphaCat Re 2011 was included in the consolidated results of the Company, therefore there was no comparative information for the six months ended June 30, 2011. As at June 30, 2012, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the six months ended June 30, 2012.

AlphaCat Re 2012 was formed on May 29, 2012 therefore there was no comparative information for the six months ended June 30, 2011. As at June 30, 2012, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the six months ended June 30, 2012.

Net Realized Gains on Investments

Net realized gains on investments for the six months ended June 30, 2012 were $13.7 million compared to $17.9 million for the six months ended June 30, 2011, a decrease of $4.2 million or 23.7%.

Net Unrealized Gains (Losses) on Investments

Net unrealized gains on fixed maturity and short term investments for the six months ended June 30, 2012 were $16.8 million compared to $5.1 million for the six months ended June 30, 2011, an increase of $11.7 million or 229.4% . The net unrealized gains for the six months ended June 30, 2012 were a result of increased market appetite for corporate credit.

Net unrealized losses on other investments for the six months ended June 30, 2012 were ($49.7) million compared to gains of $0.6 million for the six months ended June 30, 2011, a decrease of $50.3 million. The net unrealized losses for the six months ended June 30, 2012 were driven primarily by the ($49.9) million unrealized loss relating to the hedge fund investments. The amount of net unrealized losses attributable to noncontrolling interest was ($44.9 million) for the six months ended June 30, 2012, leaving a net impact to the Company of ($5.0) million.

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

Loss From Investment Affiliate

The Loss from investment affiliate for the six months ended June 30, 2012 was ($0.4) million as compared to $nil for the six months ended June 30, 2011, a decrease of $0.4 million or 100%. The loss from investment affiliate relates to the loss incurred in the Company's investment in the Aquiline Financial Services Fund II L.P. for the six months ended June 30, 2012 . The Company did not hold this investment as of June 30, 2011.

Foreign Exchange Gains (Losses)

Foreign exchange gains for the six months ended June 30, 2012 were $2.5 million compared to losses of ($2.5) million for the six months ended June 30, 2011, a favorable movement of $5.0 million or 202.3%. For the six months ended June 30, 2012, Validus Re recognized foreign exchange losses of $2.5 million and Talbot recognized foreign exchange gains of $0.2 million.

For the six months ended June 30, 2012, Validus Re segment foreign exchange gains were $2.5 million compared to a foreign exchange loss of ($9.5) million for the six months ended June 30, 2011, a favorable movement of $12.0 million or 125.7%. Validus Re currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-USD currencies. Consequently, Validus Re aims to have a limited exposure to foreign exchange fluctuations. The $2.5 million gain for the six months ended June 30, 2012 primarily occurred as a result of the British pound sterling and Japanese Yen strengthening during the period. In the six months ended June 30, 2011 a foreign exchange loss occurred as a result of the Company having liabilities in both New Zealand Dollars and Japanese Yen during a period when both of these currencies strengthened against the U.S. dollar.

For the six months ended June 30, 2012, Talbot segment foreign exchange gains were $0.2 million compared to gains of $7.3 million for the six months ended June 30, 2011, an unfavorable movement of $7.1 million or 97.4%. The unfavorable movement in Talbot foreign exchange was due primarily to the revaluation of Swiss franc, Euro and Australian dollar deposits.

At June 30, 2012, Talbot's balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $107.2 million and $22.3 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $75.3 million and $9.6 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

 Net Loss (Income) Attributable to Noncontrolling Interest

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity and therefore owns 10.0% of PaCRe. The net loss attributable to noncontrolling interest of $45.4 million for the six months ended June 30, 2012 was calculated as 90.0% of the net loss in PaCRe for the quarter.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights up to December 23, 2011 when AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re common shares to one of the third party investors. As a result of these transactions, the Company's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at June 30, 2012. For the six months ended June 30, 2011, the Company recorded ($0.6) million in net income attributable to noncontrolling interest relating to AlphaCat Re 2011.

Other Non-GAAP Financial Measures

In presenting the Company's results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), managed gross premiums written, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled "Financial Measures." A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled "Underwriting Income (Loss)." A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, income (loss) from investment affiliates, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the six months ended June 30, 2012 and 2011 in the section above entitled "Results of Operations." Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-U.S. dollar denominated balances are unrelated to our underlying business.
Managed gross premiums written represents gross premiums written by the Company and its operating affiliates.  Managed gross premiums written differs from total gross premiums written, which the Company believes is the most directly comparable GAAP measure, due to the inclusion of premiums written on behalf of the Company's operating affiliates, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., which are accounted for under the equity method of accounting. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in the section below.
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at June 30, 2012 and December 31, 2011.

	As at June 30, 2012
	(unaudited)
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,477,834	93,411,062		$37.23

Diluted book value per common share
Total shareholders' equity available to Validus	3,477,834	93,411,062
Assumed exercise of outstanding warrants	121,445	6,916,677	$17.56
Assumed exercise of outstanding stock options	42,451	2,091,912	$20.29
Unvested restricted shares	—	3,343,727
Diluted book value per common share	$3,641,730	105,763,378		$34.43

	As at December 31, 2011
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,448,425	99,471,080		$34.67

Diluted book value per common share
Total shareholders' equity available to Validus	3,448,425	99,471,080
Assumed exercise of outstanding warrants	121,445	6,916,677	$17.56
Assumed exercise of outstanding stock options	45,530	2,263,012	$20.12
Unvested restricted shares	—	3,340,729
Diluted book value per common share	$3,615,400	111,991,498		$32.28

The following tables present reconciliations of total gross premiums written to total managed gross premiums written, the most comparable U.S. GAAP financial measure, at June 30, 2012 and June 30, 2011.

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	June 30,	June 30,	June 30,	June 30,
	2012	2011(a)	2012	2011(a)

Total gross premiums written	$627,089	$605,387	$1,464,378	$1,455,283
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	12,830	—	86,705	—
Gross premiums written on behalf of AlphaCat Re 2012	30,558	—	30,558	—
Total managed gross premiums written	$670,477	$605,387	$1,581,641	$1,455,283

(a) Total gross premiums written for the three and six months ended June 30, 2011 included $42.6 million of gross premiums written from AlphaCat Re 2011, which was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

Financial Condition and Liquidity

Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, "Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of the Company's dividend policy.

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company's total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) investing activities, net cash provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2012 and 2011 is provided in the following table.

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	% Change
Net cash provided by operating activities	$305,164	$309,614	(1.4)%
Net cash (used in) investing activities	(408,551)	(211,059)	(93.6)%
Net cash provided by financing activities	167,117	79,584	110.0%
Effect of foreign currency rate changes on cash and cash equivalents	6,736	17,042	(60.5)%
Net increase in cash	$70,466	$195,181	(63.9)%

During the six months ended June 30, 2012, net cash provided by operating activities of $305.2 million was driven primarily by net income of $246.5 million, a $424.5 million increase in unearned premiums, partially offset by a $330.2 million increase in premiums receivable. Net cash used in investing activities of $408.6 million was driven primarily by a net purchase of investments of $383.0 million. Net cash provided by financing activities of $167.1 million was driven primarily by the third party investment in noncontrolling interest of $450.1 million, partially offset by share repurchases of $221.3 million and a payment of $56.3 million in quarterly dividends.

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

As at June 30, 2012, the Company's portfolio was composed of fixed income investments including short-term investments, agency securities and sovereign securities amounting to $5,546.6 million or 86.0% of total cash and investments. Details of the

Company's debt and financing arrangements at June 30, 2012 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	322,126
$500,000 bi-lateral secured letter of credit facility	March 12, 2012	80,134
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 10, 2013	—
IPC Bi-Lateral Facility	December 31, 2012	51,479
Total		$1,018,539

Capital Resources

Shareholders' equity at June 30, 2012 was $3,882.6 million.

On May 2, 2012, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, which was paid on June 29, 2012 to holders of record on June 15, 2012.

On July 25, 2012, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on September 28, 2012 to holders of record on September 14, 2012.

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

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance.  PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. The Company will underwrite business for PaCRe, for which it will be paid a profit commission based on the company's underwriting results.

On May 29, 2012, the Company announced that it has joined with other investors in capitalizing AlphaCat Re 2012. AlphaCat Re 2012 is a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. AlphaCat Re 2012 was funded with $70.0 million of equity capital. The Company will underwrite business for AlphaCat Re 2012, for which it will be paid a commission for originating the business and a profit commission based on underwriting results.

On June 5, 2012, the Company announced the final results of its “modified Dutch auction” tender offer. Pursuant to this tender offer, the Company purchased 6,383,884 of its common shares at a price of $32.00 per common share for a total cost of $204.3 million, excluding fees and expenses relating to the tender offer. The Company funded the purchase of the shares in the tender offer using cash on hand.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company repurchased $42.5 million shares at a cost of $1,185.5 million under the share repurchase programs for the period November 4, 2009 through July 24, 2012. The Company has $160.8 million remaining under its authorized share repurchase program at July 24, 2012.

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

 The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	June 30, 2012
Validus Reinsurance, Ltd. (consolidated), excluding Validus Re Americas, Ltd.	$3,238,834
Validus Re Americas, Ltd. (formerly IPCRe, Ltd.)	131,441
AlphaCat Reinsurance, Ltd.	1,084
Total Validus Reinsurance, Ltd. (consolidated)	3,371,359
Noncontrolling interest in PacRe, Ltd.	404,740
Talbot Holdings, Ltd.	708,765
Other subsidiaries	5,771
Other, net	(71,225)
Total consolidated capitalization	4,419,410
Senior notes payable	(247,036)
Debentures payable	(289,800)
Total shareholders' equity	$3,882,574

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of July 31, 2012:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB	Baa2	BBB+
Senior debt	bbb	BBB	Baa2	BBB
Subordinated debt	bbb-	BBB-	Baa3	BB+
Preferred stock	bb+	BB+	Ba1	—
Outlook on ratings	Stable	Stable	Stable	Positive

Validus Reinsurance, Ltd.
Financial strength rating	A	A-	A3	A-
Issuer credit rating	a-	—	—	—
Outlook on ratings	Stable	Stable	Stable	Positive

Talbot
Financial strength rating applicable to all Lloyds syndicates	A	A+	—	A+
(a)      The A.M. Best ratings were most recently upgraded on February 6, 2012
(b)      The S&P ratings were upgraded to the levels noted above on August 24, 2010
(c)       All Moody's ratings were most recently affirmed on December 29, 2011
(d)       All Fitch ratings were most recently affirmed on November 7, 2011

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company's borrowings and credit facilities as at June 30, 2012.

(Dollars in thousands)	Commitments	Outstanding (a)
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	400,000	—
$525,000 syndicated secured letter of credit facility	525,000	322,126
$500,000 bi-lateral secured letter of credit facility	500,000	80,134
Talbot FAL Facility (b)	25,000	25,000
PaCRe senior secured letter of credit facility	10,000	—
IPC Bi-Lateral Facility	80,000	51,479
Total	$2,140,000	$1,018,539

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Please refer to Note 11 to the Consolidated Financial Statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.

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

Substantially all of the fixed maturity investments held at June 30, 2012 were publicly traded. At June 30, 2012 the average duration of the Company's fixed maturity portfolio was 1.65 years (December 31, 2011: 1.63 years) and the average rating of the portfolio was A+ (December 31, 2011: AA-). At June 30, 2012, the total fixed maturity portfolio was $4,772.9 million (December 31, 2011: $4,894.1 million), of which $745.7 million (December 31, 2011: $882.9 million) were rated AAA.

On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPC's investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. The redemption amounted to $89.4 million and the Company has received full proceeds. As of June 30, 2012, the Company held a fund of hedge fund side pocket of $4.7 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable.

With the exception of the bank loan portfolio, the Company's investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody's or Standard & Poor's rating for each investment security. The Company's investment portfolio as at June 30, 2012, has $18.7 million of non-agency mortgage backed securities rated less than investment grade.

The other components of less than investment grade securities held by the Company at June 30, 2012 were $0.9 million of Non-U.S. Government and Government agency bonds, $36.7 million of catastrophe bonds, $544.5 million of bank loans and $2.0 million of corporate bonds.

Cash and cash equivalents and investments in Talbot of $1,778.4 million at June 30, 2012 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2011:

$1,686.6 million). Total cash and cash equivalents and investments in Talbot were $1,826.8 million at June 30, 2012 (December 31, 2011: $1,743.0 million).

As of June 30, 2012, the Company had approximately $3.8 million of Alt-A RMBS (December 31, 2011: $4.4 million).

Cash Flows

During the six months ended June 30, 2012 and 2011, the Company generated net cash from operating activities of $305.2 million and $309.6 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

As of June 30, 2012 and December 31, 2011, the Company had cash and cash equivalents of $903.3 million and $832.8 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company's unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company's borrowings and credit facilities as at June 30, 2012, presented above.

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

We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

•	the Company’s ability to identify, hire and retain, on a timely and unimpeded basis and on anticipated economic and other terms, experienced and capable senior management, as well as underwriters, claims professionals and support staff;

•	acceptance of our business strategy, security and financial condition by rating agencies and regulators, as well as by brokers and (re)insureds;

•	competition, including increased competition, on the basis of pricing, capacity, coverage terms or other factors;

•	potential loss of business from one or more major insurance or reinsurance brokers;

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth herein under Part I Item 1A "Risk Factors" and under Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as well as the risk and other factors set forth in the Company's other filings with the SEC, as well as management's response to any of the aforementioned factors.

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

Interest Rate Risk: The Company's primary market risk exposure is to changes in interest rates. The Company's fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of the Company's fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of the Company's fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities the Company assumes.

As at June 30, 2012, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $84.9 million. As at June 30, 2012, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.3% or approximately $69.3 million.

As at June 30, 2011, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $82.2 million. As at June 30, 2011, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.1% or approximately $57.2 million.

As at June 30, 2012, the Company held $825.1 million (December 31, 2011: $829.5 million), or 17.3% (December 31, 2011: 16.9%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company's reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of June 30, 2012, $816.2 million, or 9.6% of our total assets and $832.3 million, or 18.0% of our total liabilities were held in foreign currencies. As of June 30, 2012, $147.4 million, or 3.2% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of June 30, 2011, $727.1 million, or 8.8% of our total assets and $910.1 million, or 19.3% of our total liabilities were held in foreign currencies. As of June 30, 2011, $108.2 million, or 2.3% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date.

Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At June 30, 2012, 1.1% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 0.9% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2012, 97.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2011: 99.4%, rated A-).

Liquidity risk: Certain of the Company's investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.1% (December 31, 2011: 8.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2012, the Company had $1,268.1 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company's debt and financing arrangements at June 30, 2012 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	322,126
$500,000 bi-lateral secured letter of credit facility	March 12, 2012	80,134
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 10, 2013	—
IPC Bi-Lateral Facility	December 31, 2012	51,479
Total		$1,018,539

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 5, 2012, the Company announced the final results of its “modified Dutch auction” tender offer. Pursuant to this tender offer, the Company purchased 6,383,884 of its common shares at a price of $32.00 per common share for a total cost of $204.3 million, excluding fees and expenses relating to the tender offer. The Company funded the purchase of the shares in the tender offer using cash on hand.

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

The Company has repurchased approximately $42.5 million common shares for an aggregate purchase price of $1,185.5 million from the inception of the share repurchase program to July 24, 2012. The Company has $143.7 million remaining under its authorized share repurchase program as of July 24, 2012.

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

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at March 31, 2012				Quarter ended
Effect of share repurchases:	(cumulative)	April	May	June	June 30, 2012
Aggregate purchase price (a)	$958,478	$—	$—	$209,944	$209,944
Shares repurchased	35,404,545	$—	$—	$6,558,884	$6,558,884
Average price (a)	$27.07	$—	$—	$32.01	$32.01
Estimated net accretive (dilutive) impact on:
Diluted BV per common share (b)					1.87
Diluted EPS - Quarter (c)					0.42

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at June 30, 2012	As at
Effect of share repurchases:	(cumulative)	July 24, 2012	Cumulative to Date Effect
Aggregate purchase price (a)	$1,168,422	$17,068	$1,185,490
Shares repurchased	41,963,429	521,347	42,484,776
Average price (a)	$27.84	$32.74	$27.90

(a) Share transactions are on a trade date basis through July 24, 2012 and are inclusive of commissions.  Average share price is rounded to two decimal places.

(b) As the average price per share repurchased during the periods 2009, 2010, 2011 and 2012 was lower than the book value per common share, the repurchase of shares increased the Company's period ending book value per share.

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
Exhibit 10.1
Amended and Restated Employment Agreement dated as of May 7, 2012 between Validus Holdings, Ltd. and Jeffrey D. Sangster (Incorporated by reference from the Company's Current Report on Form 8-K filed on May 10, 2012)

Exhibit 10.2
Third Amended and Restated Employment Agreement, dated as of May 21, 2012, by and between Validus Holdings, Ltd. and Conan M. Ward (Incorporated by reference from the Company's Current Report on Form 8-K filed on May 21, 2012)

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	July 31, 2012	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	July 31, 2012	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
President and Chief Financial Officer