Form 10-Q
period 2012-09-30
VALIDUS HOLDINGS LTD
filed 2012-11-06
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012 there were 93,506,829 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2012 (unaudited) and December 31, 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2012—$4,803,217; 2011—$4,859,705)	$4,887,622	$4,894,145
Short-term investments, at fair value (amortized cost: 2012—$275,099; 2011—$280,299)	275,324	280,191
Other investments, at fair value (amortized cost: 2012—$511,310; 2011—$15,002)	525,441	16,787
Cash and cash equivalents	1,005,829	832,844
Total investments and cash	6,694,216	6,023,967
Investments in affiliates	99,312	53,031
Premiums receivable	781,991	646,354
Deferred acquisition costs	155,456	121,505
Prepaid reinsurance premiums	144,788	91,381
Securities lending collateral	10,383	7,736
Loss reserves recoverable	317,252	372,485
Paid losses recoverable	36,209	90,495
Income taxes recoverable	5,019	—
Intangible assets	111,611	114,731
Goodwill	20,393	20,393
Accrued investment income	19,945	25,906
Other assets	67,245	50,487
Total assets	$8,463,820	$7,618,471

Liabilities
Reserve for losses and loss expenses	$2,562,604	$2,631,143
Unearned premiums	1,034,605	772,382
Reinsurance balances payable	87,955	119,899
Securities lending payable	10,849	8,462
Deferred income taxes	22,848	16,720
Net payable for investments purchased	26,629	1,256
Accounts payable and accrued expenses	86,128	83,402
Senior notes payable	247,063	246,982
Debentures payable	289,800	289,800
Total liabilities	$4,368,481	$4,170,046

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2012—136,632,448; 2011—134,503,065; Outstanding: 2012—93,494,391; 2011—99,471,080)	$23,911	$23,538
Treasury shares (2012—43,138,057; 2011—35,031,985)	(7,549)	(6,131)
Additional paid-in-capital	1,657,767	1,893,890
Accumulated other comprehensive (loss)	(4,565)	(6,601)
Retained earnings	1,964,289	1,543,729
Total shareholders’ equity available to Validus	3,633,853	3,448,425
Noncontrolling interest	461,486	—
Total shareholders’ equity	$4,095,339	$3,448,425

Total liabilities and shareholders’ equity	$8,463,820	$7,618,471
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$390,215	$391,129	$1,854,593	$1,846,412
Reinsurance premiums ceded	(45,743)	(30,586)	(271,847)	(272,752)
Net premiums written	344,472	360,543	1,582,746	1,573,660
Change in unearned premiums	130,632	98,081	(208,816)	(259,863)
Net premiums earned	475,104	458,624	1,373,930	1,313,797
Net investment income	25,489	27,747	79,134	84,216
Net realized gains on investments	9,063	5,246	22,749	23,177
Net unrealized gains (losses) on investments	86,345	(27,848)	53,442	(22,150)
(Loss) from investment affiliate	(160)	—	(558)	—
Other income	7,324	—	22,209	2,201
Foreign exchange gains (losses)	1,103	(19,932)	3,617	(22,390)
Total revenues	604,268	443,837	1,554,523	1,378,851

Expenses
Losses and loss expenses	155,455	226,067	541,136	909,572
Policy acquisition costs	98,623	77,405	252,884	232,931
General and administrative expenses	70,547	35,926	198,557	145,244
Share compensation expenses	7,345	7,382	19,583	27,059
Finance expenses	9,362	10,935	39,347	41,297
Transaction expenses	3,784	13,583	3,784	13,583
Total expenses	345,116	371,298	1,055,291	1,369,686

Net income before taxes and income from operating affiliates	259,152	72,539	499,232	9,165
Tax (expense)	(1,343)	(2,538)	(1,886)	(1,050)
Income from operating affiliates	6,235	—	13,194	—
Net income	$264,044	$70,001	$510,540	$8,115
Net (income) attributable to noncontrolling interest	(56,746)	(13,516)	(11,386)	(14,110)
Net income (loss) available (attributable) to Validus	$207,298	$56,485	$499,154	$(5,995)

Other comprehensive income (loss)
Foreign currency translation adjustments	1,400	(413)	2,036	523

Other comprehensive income (loss)	$1,400	$(413)	$2,036	$523

Comprehensive income (loss) available (attributable) to Validus	$208,698	$56,072	$501,190	$(5,472)

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	93,368,775	98,961,795	97,016,034	98,430,686
Diluted	98,236,490	100,823,335	102,333,515	98,430,686

Basic earnings (loss) per share available (attributable) to common shareholders	$2.20	$0.55	$5.09	$(0.12)
Diluted earnings (loss) per share available (attributable) to common shareholders	$2.11	$0.54	$4.88	$(0.12)

Cash dividends declared per share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$23,538	$23,247
Common shares issued, net	373	216
Balance - End of period	$23,911	$23,463

Treasury shares
Balance - Beginning of period	$(6,131)	$(6,096)
Repurchase of common shares	(1,418)	(35)
Balance - End of period	$(7,549)	$(6,131)

Additional paid-in capital
Balance - Beginning of period	$1,893,890	$1,860,960
Common shares issued, net	2,551	4,838
Repurchase of common shares	(258,257)	(5,960)
Share compensation expenses	19,583	27,059
Balance - End of period	$1,657,767	$1,886,897

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(6,601)	$(5,455)
Foreign currency translation adjustments	2,036	523
Balance - End of period	$(4,565)	$(4,932)

Retained earnings
Balance - Beginning of period	$1,543,729	$1,632,175
Dividends	(78,594)	(81,608)
Net income	510,540	8,115
Net (income) attributable to noncontrolling interest	(11,386)	(14,110)
Balance - End of period	$1,964,289	$1,544,572

Total shareholders’ equity available to Validus	$3,633,853	$3,443,869

Noncontrolling interest	$461,486	$146,223

Total shareholders’ equity	$4,095,339	$3,590,092

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$510,540	$8,115
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	19,583	27,059
Amortization of discount on senior notes	81	81
Loss from investment affiliate	558	—
Net realized (gains) on investments	(22,749)	(23,177)
Net unrealized (gains) losses on investments	(53,442)	22,150
Amortization of intangible assets	3,120	3,120
Income from operating affiliates	(13,194)	—
Foreign exchange (gains) losses included in net income	(17,064)	9,602
Amortization of premium on fixed maturities	19,214	23,470
Change in:
Premiums receivable	(132,292)	(239,934)
Deferred acquisition costs	(33,951)	(30,797)
Prepaid reinsurance premiums	(53,407)	(70,214)
Loss reserves recoverable	57,574	(103,048)
Paid losses recoverable	54,559	(52,853)
Income taxes recoverable	(5,041)	(2,164)
Accrued investment income	6,015	6,620
Other assets	(16,050)	7,740
Reserve for losses and loss expenses	(80,954)	530,925
Unearned premiums	262,223	330,077
Reinsurance balances payable	(33,487)	40,206
Deferred income taxes	6,241	(518)
Accounts payable and accrued expenses	4,948	(16,557)
Net cash provided by operating activities	483,025	469,903

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	2,528,442	3,424,462
Proceeds on maturities of investments	385,642	266,594
Purchases of fixed maturities	(2,832,179)	(3,697,544)
Sales (purchases) of short-term investments, net	5,123	(273,939)
(Purchases) sales of other investments	(499,178)	4,364
(Increase) in securities lending collateral	(2,387)	(1,907)
Purchase of investment in operating affiliates	(26,500)	—
Purchase of investment in investment affiliate	(3,798)	—
Net cash (used in) investing activities	(444,835)	(277,970)

Cash flows provided by (used in) financing activities
Issuance of common shares, net	2,924	5,054
Purchases of common shares under share repurchase program	(259,675)	(5,995)
Dividends paid	(81,391)	(81,108)
Increase in securities lending payable	2,387	1,907
Third party investment in noncontrolling interest	450,100	132,113
Net cash provided by financing activities	114,345	51,971

Effect of foreign currency rate changes on cash and cash equivalents	20,450	(8,662)

Net increase in cash	172,985	235,242

Cash and cash equivalents - beginning of period	$832,844	$620,740

Cash and cash equivalents - end of period	$1,005,829	$855,982

Taxes paid (recovered) during the period	$3,640	$(3,676)

Interest paid during the period	$37,122	$39,336
 The accompanying notes are an integral part of these consolidated financial statements (unaudited).

1. Basis of preparation and consolidation

These unaudited consolidated financial statements include Validus Holdings, Ltd. and its subsidiaries (together, the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (the "SEC").

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

On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, Ltd. (“PaCRe”) a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. Validus Reinsurance, Ltd. (“Validus Re”) has an equity interest in PaCRe and as Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe's earnings attributable to third party investors for the three and nine months ended September 30, 2012 is recorded in the consolidated Statements of Comprehensive Income (loss) as net income attributable to noncontrolling interest. Refer to Note 5 "Noncontrolling interest" for further information.

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
Technical Amendments and Corrections to SEC Sections
In July 2012, the FASB issued Accounting Standards Update No. 2012-3, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22  (SEC Update)” (“ASU 2012-3”). ASU 2012-3 is effective upon issuance. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

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

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU - 2012-04”). The objective of ASU 2012-04 is to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that will not have transition guidance will be effective upon issuance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company is currently evaluating the impact of this guidance; however it is not expected to have a material impact on the Company's consolidated financial statements.

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

Level 2 includes financial instruments that are valued through independent external sources using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The Company performs internal procedures on the valuations received from independent external sources. Investments in U.S. and Non-U.S. government/agency securities, corporate bonds, mortgage backed securities, bank loans, municipal bonds and asset-backed securities are classified as Level 2 in the fair value hierarchy.  The fair value of these securities is derived from index providers, pricing vendors and broker quotations based on inputs that are observable for the asset such as reported trades, bids, offers, benchmark yields and broker-dealer quotes.  Catastrophe bonds are classified as Level 2 in the fair value hierarchy as determined by reference to direct dealer quotations.  Those indications are based on current market conditions, including liquidity and transactional history, recent issue price of similar catastrophe bonds and seasonality of the underlying risks.

Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. An investment in four Paulson & Co. Inc. managed hedge funds and an investment in a fund of hedge funds are the only financial instruments in this category as at September 30, 2012. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).

Other investments consist of an investment in four Paulson & Co. Inc. managed hedge funds (the "hedge funds"), a fund of hedge funds and a deferred compensation trust held in mutual funds. The hedge funds were valued at $512,138 at September 30, 2012. The funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's August 31, 2012 NAV was used as a partial basis for fair value measurement in the Company's September 30, 2012 balance sheet. The fund manager provides an estimate of the NAV at September 30, 2012 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Immaterial variances are recorded in the following reporting period. These managed hedge funds are subject to quarterly liquidity.

The fund of hedge funds includes a side pocket valued at $4,521 at September 30, 2012. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund’s administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator’s August 31, 2012 NAV was used as a basis for fair value measurement in the Company’s September 30, 2012 balance sheet. The fund manager provides an estimate of the fund NAV at September 30, 2012 based on the estimated performance provided from the underlying third-party funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager’s estimated NAV that incorporates relevant valuation sources on a timely basis. Immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.

At September 30, 2012, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,229,273	$—	$1,229,273
Non-U.S. Government and Government Agency	—	307,760	—	307,760
States, municipalities, political subdivision	—	42,538	—	42,538
Agency residential mortgage-backed securities	—	421,975	—	421,975
Non-Agency residential mortgage-backed securities	—	23,832	—	23,832
U.S. corporate	—	1,242,888	—	1,242,888
Non-U.S. corporate	—	598,253	—	598,253
Bank loans	—	602,856	—	602,856
Catastrophe bonds	—	38,466	—	38,466
Asset-backed securities	—	379,781	—	379,781
Commercial mortgage-backed securities	—	—	—	—
Total fixed maturities	—	4,887,622	—	4,887,622
Short-term investments	241,972	33,352	—	275,324
Fund of hedge funds	—	—	5,117	5,117
Hedge funds (a)	—	—	512,138	512,138
Mutual funds	—	8,186	—	8,186
Total	$241,972	$4,929,160	$517,255	$5,688,387
Noncontrolling interest (a)	—	—	(460,924)	(460,924)
Total investments excluding noncontrolling interest	$241,972	$4,929,160	$56,331	$5,227,463

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

At December 31, 2011, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,182,393	$—	$1,182,393
Non-U.S. Government and Government Agency	—	449,358	—	449,358
States, municipalities, political subdivision	—	26,291	—	26,291
Agency residential mortgage-backed securities	—	468,054	—	468,054
Non-Agency residential mortgage-backed securities	—	32,706	—	32,706
U.S. corporate	—	1,329,758	—	1,329,758
Non-U.S. corporate	—	579,675	—	579,675
Bank loans	—	467,256	—	467,256
Catastrophe bonds	—	29,952	—	29,952
Asset-backed securities	—	328,299	—	328,299
Commercial mortgage-backed securities	—	403	—	403
Total fixed maturities	—	4,894,145	—	4,894,145
Short-term investments	257,854	22,337	—	280,191
Fund of hedge funds	—	—	5,627	5,627
Private equity investment	—	—	3,253	3,253
Mutual funds	—	7,907	—	7,907
Total	$257,854	$4,924,389	$8,880	$5,191,123

At September 30, 2012, Level 3 investments excluding the noncontrolling interest totaled $56,331, representing 1.1% of total investments, excluding noncontrolling interest, measured at fair value on a recurring basis. At December 31, 2011, Level 3 investments totaled $8,880 representing 0.2% of total investments measured at fair value on a recurring basis.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ending September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$454,793	$454,793
Purchases	—	—	—
Sales	—	(218)	(218)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	13	13
Unrealized gains	—	61,746	61,746
Amortization	—	—	—
Transfers	—	921	921
Level 3 investments - End of period	$—	$517,255	$517,255
Noncontrolling interest (a)	—	(460,924)	(460,924)
Level 3 investments excluding noncontrolling interest	$—	$56,331	$56,331

	Three Months Ended September 30, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$9,776	$9,776
Purchases	—	—	—
Sales	—	(556)	(556)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	73	73
Unrealized (losses)	—	(526)	(526)
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$8,767	$8,767

	Nine Months Ended September 30, 2012
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$8,880	$8,880
Purchases	—	500,000	500,000
Sales	—	(1,115)	(1,115)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	61	61
Unrealized gains	—	11,762	11,762
Amortization	—	—	—
Transfers	—	(2,333)	(2,333)
Level 3 investments - End of period	$—	$517,255	$517,255
Noncontrolling interest (a)	—	(460,924)	(460,924)
Level 3 investments excluding noncontrolling interest	$—	$56,331	$56,331

	Nine Months Ended September 30, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments - Beginning of period	$—	$12,892	$12,892
Purchases	—	—	—
Sales	—	(4,365)	(4,365)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	508	508
Unrealized (losses)	—	(268)	(268)
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments - End of period	$—	$8,767	$8,767

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

There have not been any transfers between Levels 1 and 2 during the three or nine months ended September 30, 2012. During the three months ended September 30, 2012, there was a transfer of an investment into Level 3 of the fair value hierarchy. This transfer was due to the conversion of a bank loan to an other investment. During the three months ended June 30, 2012, there was a transfer of the private equity investment out of Level 3 “Other investments” to “Investments in affiliates.” Refer to Note 4 “Investments in affiliates.”

(b) Net investment income

Net investment income was derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Fixed maturities and short-term investments	$25,703	$27,773	$79,450	$84,243
Cash and cash equivalents	1,770	1,864	5,536	5,132
Securities lending income	3	7	9	31
Total gross investment income	27,476	29,644	84,995	89,406
Investment expenses	(1,987)	(1,897)	(5,861)	(5,190)
Net investment income	$25,489	$27,747	$79,134	$84,216

(c)	Fixed maturity, short-term investments, other investments and cash equivalents

The following represents an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$10,187	$8,794	$29,610	$37,591
Gross realized (losses)	(1,124)	(3,548)	(6,861)	(14,414)
Net realized gains on investments	9,063	5,246	22,749	23,177
Net unrealized gains (losses) on securities lending	223	(26)	260	15
Change in net unrealized gains (losses) on investments	86,122	(27,822)	53,182	(22,165)
Total net realized gains and change in net unrealized gains (losses) on investments	$95,408	$(22,602)	$76,191	$1,027
Noncontrolling interest (a)	(55,806)	—	(10,924)	—
Total net realized gains and change in net unrealized gains (losses) on investments excluding noncontrolling interest	$39,602	$(22,602)	$65,267	$1,027

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at September 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,219,610	$9,676	$(13)	$1,229,273
Non-U.S. Government and Government Agency	300,227	7,836	(303)	307,760
States, municipalities, political subdivision	41,690	859	(11)	42,538
Agency residential mortgage-backed securities	405,317	16,757	(99)	421,975
Non-Agency residential mortgage-backed securities	25,013	564	(1,745)	23,832
U.S. corporate	1,214,986	28,176	(274)	1,242,888
Non-U.S. corporate	585,454	12,940	(141)	598,253
Bank loans	596,316	7,177	(637)	602,856
Catastrophe bonds	37,750	716	—	38,466
Asset-backed securities	376,854	3,070	(143)	379,781
Commercial mortgage-backed securities	—	—	—	—
Total fixed maturities	4,803,217	87,771	(3,366)	4,887,622

Total short-term investments	275,099	229	(4)	275,324

Fund of hedge funds	5,111	331	(325)	5,117
Hedge funds (a)	500,000	12,138	—	512,138
Mutual funds	6,199	1,987		8,186
Total other investments	511,310	14,456	(325)	525,441
Total	$5,589,626	$102,456	$(3,695)	$5,688,387
Noncontrolling interest (a)	(450,000)	(10,924)	$—	$(460,924)
Total investments excluding noncontrolling interest	$5,139,626	$91,532	$(3,695)	$5,227,463

(a) The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,170,810	$11,630	$(47)	$1,182,393
Non-U.S. Government and Government Agency	446,258	9,173	(6,073)	449,358
States, municipalities, political subdivision	25,715	586	(10)	26,291
Agency residential mortgage-backed securities	451,751	16,622	(319)	468,054
Non-Agency residential mortgage-backed securities	39,134	143	(6,571)	32,706
U.S. corporate	1,314,375	24,932	(9,549)	1,329,758
Non-U.S. corporate	577,743	6,320	(4,388)	579,675
Bank loans	475,770	2,435	(10,949)	467,256
Catastrophe bonds	29,250	702	—	29,952
Asset-backed securities	328,497	900	(1,098)	328,299
Commercial mortgage-backed securities	402	1	—	403
Total fixed maturities	4,859,705	73,444	(39,004)	4,894,145

Total short-term investments	280,299	1	(109)	280,191

Fund of hedge funds	5,244	383	—	5,627
Private equity investment	3,253	—	—	3,253
Mutual funds	6,505	1,402	—	7,907
Total other investments	15,002	1,785	—	16,787
Total	$5,155,006	$75,230	$(39,113)	$5,191,123

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2012 and December 31, 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	September 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$762,664	15.6%	$882,912	18.0%
AA	2,068,034	42.3%	2,077,981	42.5%
A	1,059,408	21.7%	1,078,793	22.0%
BBB	358,781	7.3%	345,091	7.1%
Investment grade	4,248,887	86.9%	4,384,777	89.6%

BB	352,150	7.2%	254,409	5.2%
B	263,625	5.4%	231,420	4.7%
CCC	5,578	0.1%	12,578	0.3%
CC	3,075	0.1%	4,605	0.1%
D/NR	14,307	0.3%	6,356	0.1%
Non-Investment grade	638,735	13.1%	509,368	10.4%
Total Fixed Maturities	$4,887,622	100.0%	$4,894,145	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at September 30, 2012 and December 31, 2011 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$535,216	$538,572	$520,631	$523,107
Due after one year through five years	3,047,712	3,104,660	3,160,647	3,186,711
Due after five years through ten years	409,467	414,702	350,459	346,654
Due after ten years	3,638	4,100	8,184	8,211
	3,996,033	4,062,034	4,039,921	4,064,683
Asset-backed and mortgage-backed securities	807,184	825,588	819,784	829,462
Total	$4,803,217	$4,887,622	$4,859,705	$4,894,145

The Company has a four-year, $525,000 secured letter of credit facility provided by a syndicate of commercial banks (the “Four Year Facility”). At September 30, 2012, approximately $318,506 (December 31, 2011: $nil) of letters of credit were issued and outstanding under this facility for which $396,691 of investments were pledged as collateral (December 31, 2011: $nil). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”).  On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At September 30, 2012, $25,000 (December 31, 2011: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $43,836 of investments were pledged as collateral (December 31, 2011: $44,623). In addition, $2,187,135 of investments were held in trust at September 30, 2012 (December 31, 2011: $2,129,570). Of those, $1,842,391 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2011: $1,686,586). In 2009, the Company entered into a $500,000 secured letter of credit facility provided by Citibank Europe plc (the "Secured Bi-Lateral Letter of Credit Facility"). At September 30, 2012 approximately $88,191 (December 31, 2011: $nil) letters of credit were issued and outstanding under this facility for which $110,964 of investments were pledged as collateral (December 31, 2011: $nil).

The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (the “IPC Acquisition”).  The facilites consisted of a Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed.  At September 30, 2012, the IPC Bi-Lateral Facility had $51,009 (December 31, 2011: $57,146) letters of credit issued and outstanding for which $98,476

(December 31, 2011: $105,428) of investments were held in an associated collateral account.

(d)	Securities lending

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at September 30, 2012, the Company had $10,576 (December 31, 2011: $8,286) in securities on loan. During the three months ended September 30, 2012, the Company recorded a $223 unrealized gain on this collateral on its Statements of Comprehensive Income (Loss) (September 30, 2011: unrealized loss $26). During the nine months ended September 30, 2012, the Company recorded a $260 unrealized gain on this collateral on its Statements of Comprehensive Income (Loss) (September 30, 2011: unrealized gain $15).

Securities lending collateral reinvested includes overnight repos with an average reset period of 3.0 days (December 31, 2011: 3.9 days). As at September 30, 2012, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	10,383	—	—	10,383
Total	$10,383	$—	$—	$10,383

As at December 31, 2011, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$255	$—	$255
Cash and cash equivalents	7,481	—	—	7,481
Total	$7,481	$255	$—	$7,736

The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at September 30, 2012 and December 31, 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	September 30, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
NR	10,383	100.0%	255	3.3%
	10,383	100.0%	255	3.3%
NR- Short-term investments (a)	—	—%	7,481	96.7%
Total	$10,383	100.0%	$7,736	100.0%

(a)	This amount relates to certain short-term investments with short original maturities which are generally not rated.

The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at September 30, 2012 and December 31, 2011 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,849	$10,383	$7,462	$7,481
Due after one year through five years	—	—	1,000	255
Total	$10,849	$10,383	$8,462	$7,736

4. Investments in affiliates

(a) Operating affiliates

AlphaCat Re 2011, Ltd.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had a majority voting equity interest in AlphaCat Re 2011 and as a result the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

On December 23, 2011, AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors.

As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011, however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 has been treated as an equity method investment as at September 30, 2012. The portion of AlphaCat Re 2011's earnings attributable to third party investors for the year ended December 31, 2011 was recorded in the Consolidated Statements of Comprehensive Income (loss) as net income attributable to noncontrolling interest.

AlphaCat Re 2012, Ltd.

On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012, a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. The Company holds an equity interest of 37.9% and a voting interest of 49.0% in AlphaCat Re 2012, therefore the investment has been treated as an equity method investment as at September 30, 2012.

The following table presents a reconciliation of the beginning and ending investment in operating affiliate balances for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012
	Investment in operating affiliate (AlphaCat Re 2011)	Investment in operating affiliate (AlphaCat Re 2012)	Total
As at June 30, 2012	$59,238	$27,252	$86,490
Purchase of shares	—	—	—
Income from operating affiliates	4,079	2,156	6,235
As at September 30, 2012	$63,317	$29,408	$92,725

	Nine Months Ended September 30, 2012
	Investment in operating affiliate (AlphaCat Re 2011)	Investment in operating affiliate (AlphaCat Re 2012)	Total
As at December 31, 2011	$53,031	$—	$53,031
Purchase of shares	—	26,500	26,500
Income from operating affiliates	10,286	2,908	13,194
As at September 30, 2012	$63,317	$29,408	$92,725

The following table presents the Company's investments in AlphaCat Re 2011 and AlphaCat Re 2012, as at September 30, 2012:

	Investment in non-consolidated affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$63,317
AlphaCat Re 2012	$26,500	49.0%	37.9%	$29,408

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

The private equity limited partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the limited partnership's June 30, 2012 capital account statement was used as a basis for calculation of the Company's share of partnership income for the period.

The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balances for the three and nine months ended September 30, 2012:

Three Months Ended September 30, 2012
Investment in limited partnership (Aquiline Financial Services Fund II L.P)
As at June 30, 2012	$6,317
Capital contributions	430
(Loss) from investment affiliate	(160)
As at September 30, 2012	$6,587

Nine Months Ended September 30, 2012
Investment in limited partnership (Aquiline Financial Services Fund II L.P) (a)
As at December 31, 2011	$3,253
Capital contributions	5,328
Net unrealized loss on investments (a)	(1,436)
(Loss) from investment affiliate	(558)
As at September 30, 2012	$6,587

(a) As at December 31, 2011 and March 31, 2012, this investment was included in "Other investments" as a level 3 investment in the fair value hierarchy, hence the change in fair value was included in net unrealized (losses) gains on investments.

The following table presents the Company's investment in Aquiline as at September 30, 2012:

	Investment in non-consolidated affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P	$8,581	—%	6.8%	$6,587

5. Noncontrolling interest
     On April 2, 2012, the Company joined with other investors in capitalizing PaCRe a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. Validus Re has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe's earnings attributable to third party investors for the three and nine months ended September 30, 2012 is recorded in the consolidated Statements of Comprehensive Income (loss) as net income attributable to noncontrolling interest.

The following table presents a reconciliation of the beginning and ending balances of noncontrolling interest for the three and nine months ended September 30, 2012:

Three Months Ended September 30, 2012
Noncontrolling interest
Balance - June 30, 2012	$404,740
Purchase of shares by noncontrolling interest	—
Net Income:
Net income attributable to noncontrolling interest	56,746

Balance - September 30, 2012	$461,486

Nine Months Ended September 30, 2012
Noncontrolling interest
Balance - April 2, 2012	$—
Purchase of shares by noncontrolling interest	450,100
Net Income:
Net income attributable to noncontrolling interest	11,386

Balance - September 30, 2012	$461,486

6. Derivative instruments used in hedging activities

The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at September 30, 2012 the Company held a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP) as well as foreign currency forward contracts to mitigate the risk of fluctuations in the Euro to U.S. dollar exchange rates. As at September 30, 2012, the Company held two interest rate swap contracts to mitigate the risk of interest rate exposure on the payment of interest on the Company's junior subordinated debentures.

The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at September 30, 2012:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign exchange contracts	$43,243	Other assets	$1,469	Accounts payable and accrued expenses	$173
Interest rate swap contracts	$289,800	Other assets	$—	Accounts payable and accrued expenses	$195

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

The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2012:

		Three Months Ended September 30, 2012
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange gains (losses)	$1,749	$(1,749)	$—

		Three Months Ended September 30, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange gains (losses)	$(617)	$617	$—

		Nine Months Ended September 30, 2012
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange gains (losses)	$130	$(130)	$—

		Nine Months Ended September 30, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign exchange	Foreign exchange gains (losses)	$(3,542)	$3,542	$—

(c) Derivative instruments designated as a cash flow hedge
The Company designates its interest rate derivative instruments as cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items. The Company currently applies the long haul method when assessing the hedge's effectiveness.

The following table provides the total impact on other comprehensive income and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2012:

		Three and Nine Months Ended September 30, 2012
Derivatives designated as cash flow hedges and related hedged item:	Location of the effective portion recognized in other comprehensive (loss) recognized in income	Location of the effective portion subsequently reclassified to earnings and the ineffective portion excluded from effectiveness testing	Amount of effective portion recognized in other comprehensive income	Amount of effective portion subsequently reclassified to earnings	Amount of ineffective portion excluded from effectiveness testing
Interest rate swap contracts	Other comprehensive income	Finance expenses	$195	$(195)	$—

There was no interest rate swap contract activity for the three and nine months ended September 30, 2011.

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

 The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Reserve for losses and loss expenses, beginning of period	$2,591,299	$2,620,360	$2,631,143	$2,035,973
Losses and loss expenses recoverable	(371,484)	(439,805)	(372,485)	(283,134)
Net reserves for losses and loss expenses, beginning of period	2,219,815	2,180,555	2,258,658	1,752,839
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	205,219	287,149	658,884	1,022,875
Prior years	(49,764)	(61,082)	(117,748)	(113,303)
Total incurred losses and loss expenses	155,455	226,067	541,136	909,572
Total net paid losses	(144,628)	(200,256)	(569,380)	(484,559)
Foreign exchange	14,710	(26,654)	14,938	1,860
Net reserve for losses and loss expenses, end of period	2,245,352	2,179,712	2,245,352	2,179,712
Losses and loss expenses recoverable	317,252	386,200	317,252	386,200
Reserve for losses and loss expenses, end of period	$2,562,604	$2,565,912	$2,562,604	$2,565,912

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

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2012, 96.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $109,087 of IBNR recoverable (December 31, 2011: $125,298). Reinsurance recoverables by reinsurer are as follows:

	September 30, 2012		December 31, 2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$267,154	75.6%	$323,315	69.8%
Other reinsurers’ balances > $1 million	77,005	21.8%	132,417	28.6%
Other reinsurers’ balances < $1 million	9,302	2.6%	7,248	1.6%
Total	$353,461	100.0%	$462,980	100.0%

	September 30, 2012
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$70,065	26.2%
Everest Re	A+	45,964	17.2%
Hannover Re	AA-	39,308	14.7%
Allianz	AA-	25,000	9.4%
Transatlantic Re	A+	20,557	7.7%
Swiss Re	AA-	17,335	6.5%
Munich Re	AA-	14,413	5.4%
XL Re	A	13,107	4.9%
Platinum Underwriters	A-	10,942	4.1%
Tokio Millenium Re Ltd.	AA-	10,463	3.9%
Total		$267,154	100.0%

	December 31, 2011
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$77,419	24.0%
Allianz	AA-	59,764	18.5%
Hannover Re	AA-	39,762	12.3%
Everest Re	A+	38,618	11.9%
Transatlantic Re	A+	21,344	6.6%
Tokio Millenium Re Ltd.	AA-	20,432	6.3%
Fully Collateralized	NR	18,140	5.6%
Odyssey Reinsurance Company	A-	16,737	5.2%
Platinum Underwriters	A	15,833	4.9%
Munich Re	AA-	15,266	4.7%
Total		$323,315	100.0%

At September 30, 2012 and December 31, 2011, the provision for uncollectible reinsurance relating to losses recoverable was $6,431 and $6,821, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $353,461 reinsurance recoverable at September 30, 2012 (December 31, 2011: $462,980), $9,997 was fully collateralized (December 31, 2011: $18,140).

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

On June 5, 2012, the Company announced the final results of its “modified Dutch auction” tender offer. Pursuant to this tender offer the Company purchased 6,383,884 of its common shares at a price of $32.00 per common share for a total cost of $204,284, excluding fees and expenses relating to the tender offer. The Company funded the purchase of the shares in the tender offer using cash on hand.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company has repurchased approximately 43,138,057 common shares for an aggregate purchase price of $1,206,845 from the inception of its share repurchase program to September 30, 2012. The Company had $122,328 remaining under its authorized share repurchase program as of September 30, 2012.

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

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	1,545,024
Restricted share units vested, net of shares withheld	15,173
Options exercised	439,065
Warrants exercised	130,121
Common shares issued, September 30, 2012	136,632,448
Shares repurchased	(43,138,057)
Common shares outstanding, September 30, 2012	93,494,391

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	534,658
Restricted share units vested, net of shares withheld	9,496
Employee seller shares vested	197,174
Options exercised	457,465
Warrants exercised	34,340
Direct issuance of common stock	363
Common shares issued, September 30, 2011	134,071,607
Shares repurchased	(35,031,985)
Common shares outstanding, September 30, 2011	99,039,622

(b)	Warrants

During the three and nine months ended September 30, 2012, 264,127 warrants were exercised which resulted in the issuance of 130,121 common shares. During the three and nine months ended September 30, 2011, 72,598 warrants were exercised which resulted in the issuance of 34,340 common shares.

(c)	Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  The total outstanding deferred share units at September 30, 2012 were 4,965 (December 31, 2011: 4,850).

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

On July 25, 2012, the Company announced a quarterly cash dividend of $0.25 (2011: $0.25) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on September 28, 2012 to holders of record on September 14, 2012.

10. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan

The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 3,148,786 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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

Share compensation expenses in respect of options of $nil were recorded for the three months ended September 30, 2012 (2011: $183). Share compensation expenses in respect of options of $142 were recorded for the nine months ended September 30, 2012 (2011: $1,609). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to options for the nine months ended September 30, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options granted	—	—	—
Options exercised	(439,065)	7.44	17.73
Options forfeited	—	—	—
Options outstanding, September 30, 2012	1,823,947	$6.52	$20.69
Options exercisable at September 30, 2012	1,823,947	$6.52	$20.69

Activity with respect to options for the nine months ended September 30, 2011 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options granted	—	—	—
Options exercised	(457,465)	6.97	20.56
Options forfeited	(370)	10.30	20.39
Options outstanding, September 30, 2011	2,265,849	$6.70	$20.12
Options exercisable at September 30, 2011	2,182,810	$6.62	$20.01

At September 30, 2012, there were $nil (December 31, 2011: $141) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.0 years (December 31, 2011: 0.2 years).

ii.Restricted share awards

Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $6,626 were recorded for the three months ended September 30, 2012 (2011: $6,265). Share compensation expenses of $18,742 were recorded for the nine months ended September 30, 2012 (2011: $21,213). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share awards for the nine months ended September 30, 2012 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	901,506	31.38
Restricted share awards vested	(1,678,905)	24.36
Restricted share awards forfeited	(30,801)	28.10
Restricted share awards outstanding, September 30, 2012	2,195,347	$29.12

Activity with respect to unvested restricted share awards for the nine months ended September 30, 2011 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	610,469	31.95
Restricted share awards vested	(669,649)	24.91
Restricted share awards forfeited	(14,271)	27.11
Restricted share awards outstanding, September 30, 2011	3,040,588	$25.72

At September 30, 2012, there were $49,528 (December 31, 2011: $40,809) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.8 years (December 31, 2011: 2.4 years).

iii.Restricted share units

Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $132 were recorded for the three months ended September 30, 2012 (2011: $122). Share compensation expenses of $363 were recorded for the nine months ended September 30, 2012 (2011: $333). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share units for the nine months ended September 30, 2012 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2011	53,312	$27.60
Restricted share units granted	16,633	31.77
Restricted share units vested	(22,818)	26.49
Restricted share units issued in lieu of cash dividends	1,162	28.36
Restricted share units forfeited	(1,393)	28.57
Restricted share units outstanding, September 30, 2012	46,896	$29.61

Activity with respect to unvested restricted share units for the nine months ended September 30, 2011 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	18,388	32.10
Restricted share units vested	(13,340)	24.72
Restricted share units issued in lieu of cash dividends	704	26.87
Restricted share units forfeited	—	—
Restricted share units outstanding, September 30, 2011	52,801	$27.60

At September 30, 2012, there were $1,111 (December 31, 2011: $985) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.8 years (December 31, 2011: 2.7 years).

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

Share compensation expenses of $587 were recorded for the three months ended September 30, 2012 (2011: $739). Share compensation expenses of $336 for the nine months ended September 30, 2012 (2011: $1,611). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested performance share awards for the nine months ended September 30, 2012 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards granted	41,128	31.38
Performance share awards vested	—	—
Performance share awards cancelled	(99,302)	28.70
Performance share awards outstanding, September 30, 2012	220,845	$31.81

Activity with respect to unvested performance share awards for the nine months ended September 30, 2011 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	146,618	32.64
Performance share awards vested	—	—
Performance share awards forfeited	—	—
Performance share awards outstanding, September 30, 2011	279,019	$30.77

At September 30, 2012, there were $3,882 (December 31, 2011: $5,677) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 1.9 years (December 31, 2011: 2.1 years).

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

As of July 2, 2011, the employee seller shares were fully expensed. Share compensation expenses of $73 and $2,293 were recorded for the three and nine months ended September 30, 2011, respectively.

 Total share compensation expenses

The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Options	$—	$183	$142	$1,609
Restricted share awards	6,626	6,265	18,742	21,213
Restricted share units	132	122	363	333
Performance share awards	587	739	336	1,611
Employee seller shares	—	73	—	2,293
Total	$7,345	$7,382	$19,583	$27,059

11. Debt and financing arrangements

(a)	Financing structure and finance expenses

The financing structure at September 30, 2012 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,063
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	318,506	—
$500,000 bi-lateral secured letter of credit facility	500,000	88,191	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	—	—
IPC Bi-Lateral Facility	80,000	51,009	—
Total	$2,140,000	$1,022,506	$536,863

The financing structure at December 31, 2011 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	246,982
$340,000 syndicated unsecured letter of credit facility	340,000	—	—
$60,000 bilateral unsecured letter of credit facility	60,000	—	—
$500,000 secured letter of credit facility	500,000	333,179	—
Talbot FAL Facility (b)	25,000	25,000	—
IPC Bi-Lateral Facility	80,000	57,146	—
Total	$1,605,000	$955,125	$536,782

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Finance expenses consist of interest on our junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, fees relating to our credit facilities and the costs of FAL as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
2006 Junior Subordinated Deferrable Debentures	$1,628	$1,456	$4,729	$8,272
2007 Junior Subordinated Deferrable Debentures	1,211	3,029	7,072	9,086
2010 Senior Notes due 2040	5,597	5,597	16,792	16,791
Credit facilities	852	1,508	10,530	4,821
AlphaCat Re 2011 fees (a)	—	(807)	—	2,112
Talbot FAL Facility	30	152	93	215
Talbot other interest	44	—	131	—
Total	$9,362	$10,935	$39,347	$41,297

(a)	Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

(b)	$250,000 2010 Senior Notes due 2040

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

The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending September 30, 2012, to be increased quarterly by an amount equal to 50.0% of the Company's consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders' equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than "B++" (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.

As of September 30, 2012, there was $318,506 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2011: $nil) and $nil outstanding under the Four Year Unsecured Facility (December 31, 2011: $nil).

As of September 30, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Credit Facilities. As of September 30, 2012, the Company had $25,000 (December 31, 2011: $25,000) in outstanding letters of credit under this facility.

As of September 30, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

(iii)	IPC Syndicated Facility and IPC Bi-Lateral Facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility (the “IPC Facilities”). In July, 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of September 30, 2012, $51,009 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2011: $57,146).

As of September 30, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.

(iv) $500,000 secured bi-lateral facility

On August 10, 2009, Validus Re entered into an uncommitted $500,000 secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured Bi-Lateral Letter of Credit Facility”). Letters of credit were first issued under the Secured Bi-Lateral Letter of Credit Facility during the first quarter of 2012. As of September 30, 2012, $88,191 of letters of credit were outstanding under the Secured Bi-Lateral Facility. The Secured Bi-Lateral Letter of Credit Facility has no fixed termination date and as of September 30, 2012, Validus Re is in compliance with all terms and covenants thereof.

(v) $10,000 PaCRe Senior secured letter of credit facility

On May 11, 2012, PaCRe (as Borrower) and its subsidiary, PaCRe Investments, Ltd. (as Guarantor) entered into a 364-Day secured revolving credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. As of September 30, 2012, no letters of credit or revolving loans were issued under this facility.

12. Commitments and contingencies

(a)	Concentrations of credit risk

The Company's investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding treasury and agency securities. With the exception of the Company's bank loan portfolio, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At September 30, 2012, 1.1% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.0% of its investment portfolio, other than with respect to government and agency securities.

(b)	Funds at Lloyd's

The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level between $507,000 and $532,000 which would call on this arrangement.
Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on syndicate 1183's business plan, rating environment, reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd's (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at September 30, 2012 amounted to $532,500 (December 31, 2011: $473,800) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2011: $25,000).

(c)	Lloyd's Central Fund

Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2012 estimated premium income at Lloyd's of £600,000, the September 30, 2012 exchange rate of £1 equals $1.6122 and assuming the maximum 3% assessment, the Company would be assessed approximately $29,020.
(d) Aquiline Commitment
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. Validus Re's remaining commitment at September 30, 2012 was $41,419.
(e) Acquisition of Flagstone Reinsurance, S.A.
On August 30, 2012, the Company and Flagstone Reinsurance Holdings, S.A. (“Flagstone”) announced that the boards of directors of both the Company and Flagstone had approved a definitive merger agreement pursuant to which the Company will acquire all of the issued and outstanding shares of Flagstone. Under the terms of the agreement, Flagstone shareholders will receive 0.1935 Company voting common shares and $2.00 in cash for each Flagstone share. On the date of the announcement, the transaction provided Flagstone shareholders with a 19.4% premium and $8.43 of value per share based on the closing share price for each of the Company and Flagstone as of Wednesday, August 29, 2012 and represents an aggregate equity value of $623.2 million. For United States tax purposes, the proposed transaction is intended to be tax-free to Flagstone shareholders with respect to the Company's voting common shares they receive.
Completion of the transaction, which is expected to occur in the fourth quarter of 2012, is subject to customary closing conditions, including obtaining regulatory approvals and the approval of Flagstone’s shareholders. The combined company will maintain the Company's name, headquarters and executive management. The Company has obtained agreements from investment funds associated with Lightyear Capital and Trilantic Capital Partners, which collectively own approximately 22.5% of the outstanding Flagstone shares, to vote in favor of the transaction. Flagstone's shareholders are scheduled to vote on the transaction on November 28, 2012.
13. Related party transactions

The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
    Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and nine months ended September 30, 2012 of $6,167 (2011: $53) and $7,582 (2011:$1,464) of which $569 was included in premiums receivable at September 30, 2012 (December 31, 2011: $330). The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2012 of $nil (2011: $nil) and $nil (2011:$163) of which $nil was included in reinsurance balances payable at September 30, 2012 (December 31, 2011: $21). Earned premium adjustments of $5,019 (2011: $451) and $5,751 (2011:$1,129) were incurred during the three and nine months ended September 30, 2012.

Aquiline is also a shareholder of Tiger Risk Partners LLC ("Tiger Risk"). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk for the three and nine months ended September 30, 2012 of $58 (2011: $57) and $2,418 (2011:$1,138) of which $1,492 was included in accounts payable and accrued expenses at September 30, 2012 (December 31, 2011: $86).

On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, one of the Company's directors, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees incurred under this agreement for the three and nine months ended September 30, 2012 were $207 (2011: $200) and $611 (2011:$580) respectively, of which $205 was included in accounts payable and accrued expenses at September 30, 2012 (December 31, 2011: $203).

On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with
Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP
(Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three and nine months ended September 30, 2012, the Company incurred $674 (2011: $nil) and $2,560 (2011:$nil) in partnership fees and made $430 (2011: nil) and $5,328 (2011: $nil) of capital contributions respectively, of which $nil was included in accounts payable and accrued expenses at September 30, 2012 (December 31, 2011: $nil).

Certain shareholders of the Company and their affiliates, as well as the employers of or entities otherwise associated with certain directors and officers or their affiliates, have purchased insurance and/or reinsurance from the Company in the ordinary course of business on terms the Company believes were no more favorable to these (re)insureds than those made available to other customers.

14. Earnings per share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic earnings per share
Income	$264,044	$70,001	$510,540	$8,115
(Income) attributable to noncontrolling interest	(56,746)	(13,516)	(11,386)	(14,110)
Income (loss) available (attributable) to Validus	207,298	56,485	499,154	(5,995)
Less: Dividends and distributions declared on outstanding warrants	(1,663)	(1,966)	(5,121)	(5,916)
Income (loss) available (attributable) to common shareholders	$205,635	$54,519	$494,033	$(11,911)

Weighted average number of common shares outstanding	93,368,775	98,961,795	97,016,034	98,430,686

Basic earnings (loss) per share available (attributable) to common shareholders	$2.20	$0.55	$5.09	$(0.12)

Diluted earnings per share
Income (loss)	$264,044	$70,001	$510,540	$8,115
Loss (income) attributable to noncontrolling interest	(56,746)	(13,516)	(11,386)	(14,110)
Income (loss) available (attributable) to Validus	207,298	56,485	499,154	(5,995)
Less: Dividends and distributions declared on outstanding warrants	—	(1,966)	—	(5,916)
Income (loss) available (attributable) to common shareholders	$207,298	$54,519	$499,154	$(11,911)

Weighted average number of common shares outstanding	93,368,775	98,961,795	97,016,034	98,430,686
Share equivalents:
Warrants	3,248,788	—	3,116,298	—
Stock options	716,693	603,581	777,245	—
Unvested restricted shares	902,234	1,257,959	1,423,938	—
Weighted average number of diluted common shares outstanding	98,236,490	100,823,335	102,333,515	98,430,686

Diluted earnings (loss) per share available (attributable) to common shareholders	$2.11	$0.54	$4.88	$(0.12)

Share equivalents that would result in the issuance of common shares of 2,724 (2011: 175,454) and 231,621 (2011: 223,518) were outstanding for the three and nine months ended September 30, 2012, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

15. Subsequent events

Hurricane Sandy
On October 29, 2012 Hurricane Sandy made landfall on the eastern seaboard of the United States causing widespread flooding and property damage across a number of states. The Company is continuing to review its in-force contracts and preliminary loss information from clients for this event and expects that aggregated net losses from this event will likely have a significant impact on our fourth quarter 2012 results.
 Quarterly Dividend

On November 1, 2012, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on December 28, 2012 to holders of record on December 14, 2012.

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

Validus Re Segment

The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers' compensation, crisis management, contingency, motor and technical lines.

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

Corporate and other reconciling items

The Company has a "Corporate" function, which includes the activities of the parent company, and which carries out certain functions for the group. "Corporate" includes non-core' underwriting expenses, predominantly general and administrative and stock compensation expenses. "Corporate" also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, "Corporate" is reflected separately, however "Corporate" is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments. Corporate also includes transaction expenses relating to the costs incurred in connection with the proposed acquisition of Flagstone Reinsurance Holdings, S.A in 2012 and the proposed acquisition of Transatlantic Holdings, Inc. in 2011.

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended September 30, 2012	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$145,010	$2,934	$—	$147,944	$260,755	$(18,484)	$390,215
Reinsurance premiums ceded	(10,426)	—	—	(10,426)	(53,801)	18,484	(45,743)
Net premiums written	134,584	2,934	—	137,518	206,954	—	344,472
Change in unearned premiums	107,728	2,591	—	110,319	20,313	—	130,632
Net premiums earned	242,312	5,525	—	247,837	227,267	—	475,104

Underwriting deductions
Losses and loss expenses	66,890	—	—	66,890	88,565	—	155,455
Policy acquisition costs	37,785	547	—	38,332	61,640	(1,349)	98,623
General and administrative expenses	16,938	2,087	1,142	20,167	36,605	13,775	70,547
Share compensation expenses	2,076	84	135	2,295	2,200	2,850	7,345
Total underwriting deductions	123,689	2,718	1,277	127,684	189,010	15,276	331,970

Underwriting income (loss)	$118,623	$2,807	$(1,277)	$120,153	$38,257	$(15,276)	$143,134

Net investment income	19,644	1,193	—	20,837	5,260	(608)	25,489
Other income	1,543	7,674	1,620	10,837	680	(4,193)	7,324
Finance expenses	(789)	(56)	—	(845)	(73)	(8,444)	(9,362)
Operating income (loss) before taxes and income from operating affiliates	139,021	11,618	343	150,982	44,124	(28,521)	166,585
Tax (expense)	(2)	—	—	(2)	(11)	(1,330)	(1,343)
Income from operating affiliates	—	6,235	—	6,235	—	—	6,235
Net operating income (loss)	$139,019	$17,853	$343	$157,215	$44,113	$(29,851)	$171,477

Net realized gains on investments	6,643	300	—	6,943	2,120	—	9,063
Net unrealized gains on investments	19,232	62,432	—	81,664	4,681	—	86,345
(Loss) from investment affiliate	(160)	—	—	(160)	—	—	(160)
Foreign exchange gains (losses)	8	30	—	38	1,146	(81)	1,103
Transaction expenses (b)	—	—	—	—	—	(3,784)	(3,784)
Net income (loss)	$164,742	$80,615	$343	$245,700	$52,060	$(33,716)	$264,044

Net (income) attributable to noncontrolling interest	—	(56,746)	—	(56,746)	—	—	(56,746)
Net income (loss) available (attributable) to Validus	$164,742	$23,869	$343	$188,954	$52,060	$(33,716)	$207,298

Selected ratios:
Net premiums written / Gross premiums written	92.8%	100.0%			79.4%		88.3%

Losses and loss expenses	27.6%	0.0%			39.0%		32.7%

Policy acquisition costs	15.6%	9.9%			27.1%		20.8%
General and administrative expenses (a)	7.8%	39.3%			17.1%		16.4%
Expense ratio	23.4%	49.2%			44.2%		37.2%

Combined ratio	51.0%	49.2%			83.2%		69.9%

Total assets	$4,729,344	$768,612			$2,931,174	$34,690	$8,463,820

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

(b)	The transaction expenses relate to costs incurred in connection with the proposed acquisition of Flagstone Reinsurance Holdings, S.A.

Three Months Ended September 30, 2011	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$163,863	$18,940	$—	$182,803	$238,937	$(30,611)	$391,129
Reinsurance premiums ceded	(5,646)	—	—	(5,646)	(55,551)	30,611	(30,586)
Net premiums written	158,217	18,940	—	177,157	183,386	—	360,543
Change in unearned premiums	81,997	8,758	—	90,755	7,326	—	98,081
Net premiums earned	240,214	27,698	—	267,912	190,712	—	458,624

Underwriting deductions
Losses and loss expenses	128,823	—	—	128,823	97,244	—	226,067
Policy acquisition costs	40,592	3,326	(1,084)	42,834	36,651	(2,080)	77,405
General and administrative expenses	7,358	2,167	620	10,145	21,745	4,036	35,926
Share compensation expenses	2,190	26	284	2,500	1,903	2,979	7,382
Total underwriting deductions	178,963	5,519	(180)	184,302	157,543	4,935	346,780

Underwriting income (loss)	$61,251	$22,179	$180	$83,610	$33,169	$(4,935)	$111,844

Net investment income	22,807	751	—	23,558	6,451	(2,262)	27,747
Other income	2,187	2,225	(1,102)	3,310	(1)	(3,309)	—
Finance expenses	(2,632)	787	—	(1,845)	(151)	(8,939)	(10,935)
Operating income (loss) before taxes	83,613	25,942	(922)	108,633	39,468	(19,445)	128,656
Tax (expense)	(7)	—	—	(7)	(2,345)	(186)	(2,538)
Net operating income (loss)	$83,606	$25,942	$(922)	$108,626	$37,123	$(19,631)	$126,118

Net realized gains (losses) on investments	4,538	(25)	—	4,513	733	—	5,246
Net unrealized (losses) gains on investments	(26,298)	324	—	(25,974)	(1,875)	1	(27,848)
Foreign exchange (losses)	(9,778)	(164)	—	(9,942)	(9,943)	(47)	(19,932)
Transaction expenses (b)	—	—	—	—	—	(13,583)	(13,583)
Net income (loss)	$52,068	$26,077	$(922)	$77,223	$26,038	$(33,260)	$70,001

Net (income) attributable to noncontrolling interest	—	(13,516)	—	(13,516)	—	—	(13,516)
Net income (loss) available (attributable) to Validus	$52,068	$12,561	$(922)	$63,707	$26,038	$(33,260)	$56,485

Selected ratios:
Net premiums written / Gross premiums written	96.6%	100.0%			76.8%		92.2%

Losses and loss expenses	53.6%	0.0%			51.0%		49.3%

Policy acquisition costs	16.9%	12.0%			19.2%		16.9%
General and administrative expenses (a)	4.0%	7.9%			12.4%		9.4%
Expense ratio	20.9%	19.9%			31.6%		26.3%

Combined ratio	74.5%	19.9%			82.6%		75.6%

Total assets	$4,810,032	$400,233			$2,773,597	$16,877	$8,000,740

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

(b)
The transaction expenses relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

Nine Months Ended September 30, 2012	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,052,726	$21,607	$—	$1,074,333	$837,536	$(57,276)	$1,854,593
Reinsurance premiums ceded	(137,504)	—	—	(137,504)	(191,619)	57,276	(271,847)
Net premiums written	915,222	21,607	—	936,829	645,917	—	1,582,746
Change in unearned premiums	(177,215)	(9,832)	—	(187,047)	(21,769)	—	(208,816)
Net premiums earned	738,007	11,775	—	749,782	624,148	—	1,373,930

Underwriting deductions
Losses and loss expenses	244,286	—	—	244,286	296,850	—	541,136
Policy acquisition costs	113,659	1,185	(25)	114,819	142,181	(4,116)	252,884
General and administrative expenses	48,332	5,521	3,457	57,310	100,910	40,337	198,557
Share compensation expenses	5,914	195	446	6,555	5,347	7,681	19,583
Total underwriting deductions	412,191	6,901	3,878	422,970	545,288	43,902	1,012,160

Underwriting income (loss)	$325,816	$4,874	$(3,878)	$326,812	$78,860	$(43,902)	$361,770

Net investment income	64,915	2,672	—	67,587	16,475	(4,928)	79,134
Other income	4,229	22,237	4,528	30,994	2,033	(10,818)	22,209
Finance expenses	(6,628)	(495)	—	(7,123)	(224)	(32,000)	(39,347)
Operating income (loss) before taxes and income from operating affiliates	388,332	29,288	650	418,270	97,144	(91,648)	423,766
Tax (expense)	(11)	—	—	(11)	(562)	(1,313)	(1,886)
Income from operating affiliates	—	13,194	—	13,194	—	—	13,194
Net operating income (loss)	$388,321	$42,482	$650	$431,453	$96,582	$(92,961)	$435,074

Net realized gains on investments	17,708	216	—	17,924	4,825	—	22,749
Net unrealized gains on investments	35,400	12,316	—	47,716	5,726	—	53,442
(Loss) from investment affiliate	(558)	—	—	(558)	—	—	(558)
Foreign exchange gains (losses)	2,461	47	—	2,508	1,334	(225)	3,617
Transaction expenses (b)	—	—	—	—	—	(3,784)	(3,784)
Net income (loss)	$443,332	$55,061	$650	$499,043	$108,467	$(96,970)	$510,540

Net (income) attributable to noncontrolling interest	—	(11,386)	—	(11,386)	—	—	(11,386)
Net income (loss) available (attributable) to Validus	$443,332	$43,675	$650	$487,657	$108,467	$(96,970)	$499,154

Selected ratios:
Net premiums written / Gross premiums written	86.9%	100.0%			77.1%		85.3%

Losses and loss expenses	33.1%	0.0%			47.6%		39.4%

Policy acquisition costs	15.4%	10.1%			22.8%		18.4%
General and administrative expenses (a)	7.4%	48.5%			17.0%		15.9%
Expense ratio	22.8%	58.6%			39.8%		34.3%

Combined ratio	55.9%	58.6%			87.4%		73.7%

Total assets	$4,729,344	$768,612			$2,931,174	$34,690	$8,463,820

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

(b)	The transaction expenses relate to costs incurred in connection with the proposed acquisition of Flagstone Reinsurance Holdings, S.A.

Nine Months Ended September 30, 2011	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,058,642	$77,050	$—	$1,135,692	$778,880	$(68,160)	$1,846,412
Reinsurance premiums ceded	(150,669)	—	—	(150,669)	(190,243)	68,160	(272,752)
Net premiums written	907,973	77,050	—	985,023	588,637	—	1,573,660
Change in unearned premiums	(194,529)	(37,595)	—	(232,124)	(27,739)	—	(259,863)
Net premiums earned	713,444	39,455	—	752,899	560,898	—	1,313,797

Underwriting deductions
Losses and loss expenses	533,402	—	—	533,402	376,170	—	909,572
Policy acquisition costs	115,355	4,615	(1,301)	118,669	116,174	(1,912)	232,931
General and administrative expenses	32,947	4,122	3,780	40,849	82,396	21,999	145,244
Share compensation expenses	7,118	74	786	7,978	6,648	12,433	27,059
Total underwriting deductions	688,822	8,811	3,265	700,898	581,388	32,520	1,314,806

Underwriting income (loss)	$24,622	$30,644	$(3,265)	$52,001	$(20,490)	$(32,520)	$(1,009)

Net investment income	68,901	2,697	—	71,598	19,413	(6,795)	84,216
Other income	4,223	5,398	(1,180)	8,441	2,194	(8,434)	2,201
Finance expenses	(5,924)	(2,136)	—	(8,060)	(214)	(33,023)	(41,297)
Operating income (loss) before taxes	91,822	36,603	(4,445)	123,980	903	(80,772)	44,111
Tax (expense)	(13)	—	—	(13)	(760)	(277)	(1,050)
Net operating income (loss)	$91,809	$36,603	$(4,445)	$123,967	$143	$(81,049)	$43,061

Net realized gains on investments	17,453	531	—	17,984	5,193	—	23,177
Net unrealized (losses) gains on investments	(18,597)	(1,335)	—	(19,932)	(2,219)	1	(22,150)
Foreign exchange (losses)	(19,314)	(325)	—	(19,639)	(2,632)	(119)	(22,390)
Transaction expenses	—	—	—	—	—	(13,583)	(13,583)
Net income (loss)	$71,351	$35,474	$(4,445)	$102,380	$485	$(94,750)	$8,115

Net (income) attributable to noncontrolling interest	—	(14,110)	—	(14,110)	—	—	(14,110)
Net income (loss) available (attributable) to Validus	$71,351	$21,364	$(4,445)	$88,270	$485	$(94,750)	$(5,995)

Selected ratios:
Net premiums written / Gross premiums written	85.8%	100.0%			75.6%		85.2%

Losses and loss expenses	74.8%	0.0%			67.1%		69.2%

Policy acquisition costs	16.2%	11.7%			20.7%		17.7%
General and administrative expenses (a)	5.6%	10.6%			15.9%		13.1%
Expense ratio	21.8%	22.3%			36.6%		30.8%

Combined ratio	96.6%	22.3%			103.7%		100.0%

Total assets	$4,810,032	$400,233			$2,773,597	$16,877	$8,000,740

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

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

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended September 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$58,972	$2,204	$27,899	$(1,978)	$87,097	22.4%
Worldwide excluding United States (a)	9,202	—	64,687	(4,586)	69,303	17.8%
Europe	11,255	513	10,426	(739)	21,455	5.5%
Latin America and Caribbean	4,522	—	29,194	(2,069)	31,647	8.1%
Japan	727	—	1,916	(136)	2,507	0.6%
Canada	263	—	3,696	(262)	3,697	0.9%
Rest of the world (b)	7,773	217	—	—	7,990	2.0%
Sub-total, non United States	33,742	730	109,919	(7,792)	136,599	34.9%
Worldwide including United States (a)	14,178	—	17,571	(1,245)	30,504	7.8%
Marine and Aerospace (c)	38,118	—	105,366	(7,469)	136,015	34.9%
Total	$145,010	$2,934	$260,755	$(18,484)	$390,215	100.0%

	Three Months Ended September 30, 2011
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$53,058	$4,940	$34,615	$(4,286)	$88,327	22.6%
Worldwide excluding United States (a)	15,410	—	62,570	(8,265)	69,715	17.8%
Europe	14,722	—	6,660	(919)	20,463	5.2%
Latin America and Caribbean	5,886	—	33,836	(4,285)	35,437	9.1%
Japan	9,679	—	3,571	(306)	12,944	3.3%
Canada	306	—	2,480	(306)	2,480	0.6%
Rest of the world (b)	3,063	—	—	—	3,063	0.8%
Sub-total, non United States	49,066	—	109,117	(14,081)	144,102	36.8%
Worldwide including United States (a)	15,675	14,000	14,997	(1,836)	42,836	11.0%
Marine and Aerospace (c)	46,064	—	80,208	(10,408)	115,864	29.6%
Total	$163,863	$18,940	$238,937	$(30,611)	$391,129	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

	Nine Months Ended September 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$426,875	$18,778	$89,595	$(6,213)	$529,035	28.5%
Worldwide excluding United States (a)	36,047	—	202,281	(13,892)	224,436	12.1%
Europe	83,473	1,333	39,871	(2,503)	122,174	6.6%
Latin America and Caribbean	30,735	—	82,935	(5,439)	108,231	5.8%
Japan	31,704	—	6,003	(373)	37,334	2.0%
Canada	587	—	9,366	(589)	9,364	0.6%
Rest of the world (b)	59,781	496	—	—	60,277	3.3%
Sub-total, non United States	242,327	1,829	340,456	(22,796)	561,816	30.4%
Worldwide including United States (a)	92,931	1,000	50,737	(3,047)	141,621	7.6%
Marine and Aerospace (c)	290,593	—	356,748	(25,220)	622,121	33.5%
Total	$1,052,726	$21,607	$837,536	$(57,276)	$1,854,593	100.0%

	Nine Months Ended September 30, 2011
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$454,539	$57,188	$96,627	$(8,490)	$599,864	32.5%
Worldwide excluding United States (a)	44,968	—	187,741	(11,234)	221,475	12.0%
Europe	83,188	1,229	41,604	(1,480)	124,541	6.7%
Latin America and Caribbean	41,804	633	74,369	(26,856)	89,950	4.9%
Japan	43,748	—	6,327	(406)	49,669	2.7%
Canada	416	—	8,731	(416)	8,731	0.5%
Rest of the world (b)	48,059	—	—	—	48,059	2.6%
Sub-total, non United States	262,183	1,862	318,772	(40,392)	542,425	29.4%
Worldwide including United States (a)	92,455	18,000	41,033	(2,378)	149,110	8.1%
Marine and Aerospace (c)	249,465	—	322,448	(16,900)	555,013	30.0%
Total	$1,058,642	$77,050	$778,880	$(68,160)	$1,846,412	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 and the Company's consolidated financial condition, liquidity and capital resources at September 30, 2012 and December 31, 2011. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Executive Overview

The Company underwrites from three distinct global operating segments, Validus Re, Talbot and AlphaCat. Validus Re, the Company’s principal reinsurance operating segment, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company’s principal insurance operating segment manages Syndicate 1183 at Lloyd’s of London (“Lloyd’s”) and which writes short-tail insurance products on a worldwide basis. The AlphaCat segment manages strategic relationships that leverage the Company's underwriting and investment expertise and earns management, performance and underwriting fees primarily from our agreements with AlphaCat Re 2011, AlphaCat Re 2012 and PaCRe. In addition, the AlphaCat segment earns income from our equity interests in AlphaCat Re 2011 and AlphaCat Re 2012 as well as our investment in PaCRe.

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

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance.  PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. The Company will underwrite business for PaCRe, for which it will be paid a profit commission based on the company's underwriting results. As Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements for the Company. The portion of PaCRe's earnings attributable to third party investors for three and nine months ended September 30, 2012 is recorded in the consolidated Statements of Comprehensive Income (Loss) as "Net (income) loss attributable to noncontrolling interest."

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

On August 30, 2012, the Company and Flagstone Reinsurance Holdings, S.A. (“Flagstone”) announced that the boards of directors of both the Company and Flagstone had approved a definitive merger agreement pursuant to which the Company will acquire all of the issued and outstanding shares of Flagstone. Under the terms of the agreement, Flagstone shareholders will receive 0.1935 Company voting common shares and $2.00 in cash for each Flagstone share. On the date of the announcement, the transaction provided Flagstone shareholders with a 19.4% premium and $8.43 of value per share based on the closing share price for each of the Company and Flagstone as of Wednesday, August 29, 2012 and represents an aggregate equity value of $623.2 million. For United States tax purposes, the proposed transaction is intended to be tax-free to Flagstone shareholders with respect to the

Company's voting common shares they receive.
Completion of the transaction, which is expected to occur in the fourth quarter of 2012, is subject to customary closing conditions, including obtaining regulatory approvals and the approval of Flagstone’s shareholders. The combined company will maintain the Company's name, headquarters and executive management. The Company has obtained agreements from investment funds associated with Lightyear Capital and Trilantic Capital Partners, which collectively own approximately 22.5% of the outstanding Flagstone shares, to vote in favor of the transaction. Flagstone's shareholders are scheduled to vote on the transaction on November 28, 2012.

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

During the July 2012 renewal period, the Validus Re segment experienced rate improvements in the U.S. property lines while European and Latin American property rates were unchanged. The Talbot segment experienced a rate increase of 3.7% across the portfolio, with some lines performing in line with expectations and other lines either de-risking or reassessing the portfolio.

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

	Three Months Ended September 30,		Year Ended December 31,
	2012	2011	2011
Annualized return on average equity	23.3%	6.6%	0.6%

The increase in annualized return on average equity for the three months ended September 30, 2012 was driven primarily by an increase in net income. Net income available to Validus for the three months ended September 30, 2012 increased by $150.8 million, or 267.0% compared to the three months ended September 30, 2011. The increase in net income for the three months ended September 30, 2012 was primarily due to a favorable movement of $114.2 million in net unrealized gains (losses) on investments and an increase in underwriting income of $31.3 million.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $3.99, or 12.4%, from $32.28 at December 31, 2011 to $36.27 at September 30, 2012. The increase was due to the income generated in the nine months ended September 30, 2012. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. On November 1, 2012, the Company announced a quarterly cash dividend of $0.25 per each common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on December 28, 2012 to holders of record on December 14, 2012.

Underwriting income (loss) measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, income (loss) from investment and operating affiliates, foreign exchange gains (losses) and transaction expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. The most comparable U.S. GAAP financial measure is net income. Underwriting income for the three months ended September 30, 2012 and 2011 was $143.1 million and $111.8 million, respectively. Underwriting income (loss) is a non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

Managed gross premiums written, a non-GAAP financial measure, represents gross premiums written by the Company and its operating affiliates.  Managed gross premiums written differs from total gross premiums written, which the Company believes is the most directly comparable GAAP measure, due to the inclusion of premiums written on behalf of the Company's operating affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, which are accounted for under the equity method of accounting. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in below in the section entitled "Other Non-GAAP Financial Measures."
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

The following table presents results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting income
Gross premiums written	$390,215	$391,129	$1,854,593	$1,846,412
Reinsurance premiums ceded	(45,743)	(30,586)	(271,847)	(272,752)
Net premiums written	344,472	360,543	1,582,746	1,573,660
Change in unearned premiums	130,632	98,081	(208,816)	(259,863)
Net premiums earned	475,104	458,624	1,373,930	1,313,797

Underwriting deductions
Losses and loss expenses	155,455	226,067	541,136	909,572
Policy acquisition costs	98,623	77,405	252,884	232,931
General and administrative expenses	70,547	35,926	198,557	145,244
Share compensation expenses	7,345	7,382	19,583	27,059
Total underwriting deductions	331,970	346,780	1,012,160	1,314,806

Underwriting income (loss) (a)	143,134	111,844	361,770	(1,009)

Net investment income	25,489	27,747	79,134	84,216
Other income	7,324	—	22,209	2,201
Finance expenses	(9,362)	(10,935)	(39,347)	(41,297)
Operating income before taxes and income from operating affiliates	166,585	128,656	423,766	44,111
Tax (expense)	(1,343)	(2,538)	(1,886)	(1,050)
Income from operating affiliates	6,235	—	13,194	—
Net operating income (a)	171,477	126,118	435,074	43,061

Net realized gains on investments	9,063	5,246	22,749	23,177
Net unrealized gains (losses) on investments	86,345	(27,848)	53,442	(22,150)
(Loss) from investment affiliate	(160)	—	(558)	—
Foreign exchange gains (losses)	1,103	(19,932)	3,617	(22,390)
Transaction expenses (c)	(3,784)	(13,583)	(3,784)	(13,583)
Net income	264,044	70,001	510,540	8,115
Net (income) attributable to noncontrolling interest	(56,746)	(13,516)	(11,386)	(14,110)
Net income (loss) available (attributable) to Validus	$207,298	$56,485	$499,154	$(5,995)

Selected ratios:
Net premiums written / Gross premiums written	88.3%	92.2%	85.3%	85.2%

Losses and loss expenses	32.7%	49.3%	39.4%	69.2%

Policy acquisition costs	20.8%	16.9%	18.4%	17.7%
General and administrative expenses (b)	16.4%	9.4%	15.9%	13.1%
Expense ratio	37.2%	26.3%	34.3%	30.8%
Combined ratio	69.9%	75.6%	73.7%	100.0%

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

c)
The transaction expenses relate to costs incurred in connection with the proposed acquisition of Flagstone Reinsurance Holdings, S.A. The transaction expenses for 2011 relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Validus Re
Gross premiums written	$145,010	$163,863	$1,052,726	$1,058,642
Reinsurance premiums ceded	(10,426)	(5,646)	(137,504)	(150,669)
Net premiums written	134,584	158,217	915,222	907,973
Change in unearned premiums	107,728	81,997	(177,215)	(194,529)
Net premiums earned	242,312	240,214	738,007	713,444

Losses and loss expenses	66,890	128,823	244,286	533,402
Policy acquisition costs	37,785	40,592	113,659	115,355
General and administrative expenses	16,938	7,358	48,332	32,947
Share compensation expenses	2,076	2,190	5,914	7,118
Total underwriting deductions	123,689	178,963	412,191	688,822

Underwriting income (a)	$118,623	$61,251	$325,816	$24,622

AlphaCat
Gross premiums written	$2,934	$18,940	$21,607	$77,050
Reinsurance premiums ceded	—	—	—	—
Net premiums written	2,934	18,940	21,607	77,050
Change in unearned premiums	2,591	8,758	(9,832)	(37,595)
Net premiums earned	5,525	27,698	11,775	39,455

Policy acquisition costs	547	3,326	1,185	4,615
General and administrative expenses	2,087	2,167	5,521	4,122
Share compensation expenses	84	26	195	74
Total underwriting deductions	2,718	5,519	6,901	8,811

Underwriting income (a)	$2,807	$22,179	$4,874	$30,644

Legal Entity adjustments
Policy acquisition costs	$—	$(1,084)	$(25)	$(1,301)
General and administrative expenses	1,142	620	3,457	3,780
Share compensation expenses	135	284	446	786
Total underwriting deductions	1,277	(180)	3,878	3,265

Underwriting (loss) income (a)	$(1,277)	$180	$(3,878)	$(3,265)

Talbot
Gross premiums written	$260,755	$238,937	$837,536	$778,880
Reinsurance premiums ceded	(53,801)	(55,551)	(191,619)	(190,243)
Net premiums written	206,954	183,386	645,917	588,637
Change in unearned premiums	20,313	7,326	(21,769)	(27,739)
Net premiums earned	227,267	190,712	624,148	560,898

Losses and loss expenses	88,565	97,244	296,850	376,170
Policy acquisition costs	61,640	36,651	142,181	116,174
General and administrative expenses	36,605	21,745	100,910	82,396
Share compensation expenses	2,200	1,903	5,347	6,648
Total underwriting deductions	189,010	157,543	545,288	581,388

Underwriting income (loss) (a)	$38,257	$33,169	$78,860	$(20,490)

Corporate & Eliminations
Gross premiums written	$(18,484)	$(30,611)	$(57,276)	$(68,160)
Reinsurance premiums ceded	18,484	30,611	57,276	68,160
Net premiums written	—	—	—	—

Policy acquisition costs	(1,349)	(2,080)	(4,116)	(1,912)
General and administrative expenses	13,775	4,036	40,337	21,999
Share compensation expenses	2,850	2,979	7,681	12,433
Total underwriting deductions	15,276	4,935	43,902	32,520

Underwriting (loss) (a)	$(15,276)	$(4,935)	$(43,902)	$(32,520)

Total underwriting income (loss) (a)	$143,134	$111,844	$361,770	$(1,009)

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

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Net income available to Validus for the three months ended September 30, 2012 was $207.3 million compared to $56.5 million for the three months ended September 30, 2011, an increase of $150.8 million or 267.0%. The primary factors driving the increase in net income were:

•	A favorable movement of $114.2 million in net unrealized gains (losses) on investments, of which $55.8 million is attributable to noncontrolling interest;

•	Increase in underwriting income of $31.3 million primarily due to:

•	An increase in net premiums earned of $16.5 million;

•
  A decrease in underwriting deductions of $14.8 million due primarily to a decrease in losses and loss expenses of $70.6 million partially offset by an increase in general and administrative expenses of $34.6 million; and

•	A favorable movement in foreign exchange gains (losses) of $21.0 million,

 The change in net income available to Validus for the three months ended September 30, 2012 of $150.8 million as compared to the three months ended September 30, 2011 is described in the following table:

	Three Months Ended September 30, 2012
	Increase (Decrease) Over the Three Months Ended September 30, 2011
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations (a)	Total
Notable losses - decrease in net loss and loss expenses (b)	$3,900	$—	$10,750	—	$14,650
Less: Notable losses - decrease in net reinstatement premiums (b)	(2,333)	—	—	—	(2,333)
Other underwriting income (loss)	55,805	(19,372)	(5,662)	(11,798)	18,973
Underwriting income (loss) (c)	57,372	(19,372)	5,088	(11,798)	31,290
Net investment income	(3,163)	442	(1,191)	1,654	(2,258)
Other income	(644)	5,449	681	1,838	7,324
Finance expenses	1,843	(843)	78	495	1,573
Operating income (loss) before taxes and income from operating affiliates	55,408	(14,324)	4,656	(7,811)	37,929
Tax benefit (expense)	5	—	2,334	(1,144)	1,195
Income from operating affiliates	—	6,235	—	—	6,235
Net operating income (loss)	55,413	(8,089)	6,990	(8,955)	45,359
Net realized gains on investments	2,105	325	1,387	—	3,817
Net unrealized gains (losses) on investments	45,530	62,108	6,556	(1)	114,193
(Loss) from investment affilate	(160)	—	—	—	(160)
Foreign exchange gains (losses)	9,786	194	11,089	(34)	21,035
Transaction expenses	—	—	—	9,799	9,799
Net income	112,674	54,538	26,022	809	194,043
Net (income) attributable to noncontrolling interest	—	(43,230)	—	—	(43,230)
Net income available to Validus	$112,674	$11,308	$26,022	$809	$150,813

(a)	The Corporate and Eliminations column includes legal entity adjustments.

(b)
Notable losses for the three months ended September 30, 2012 included: U.S. drought and Hurricane Isaac. Notable losses for the three months ended September 30, 2011 included: Danish floods and Hurricane Irene. Excludes the reserve for potential development on 2011 notable loss events.

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

Gross Premiums Written

Gross premiums written for the three months ended September 30, 2012 were $390.2 million compared to $391.1 million for the three months ended September 30, 2011, a decrease of $0.9 million or 0.2%. Details of gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$176,137	45.1%	$198,195	50.6%	(11.1)%
Marine	125,523	32.2%	100,743	25.8%	24.6%
Specialty	88,555	22.7%	92,191	23.6%	(3.9)%
Total	$390,215	100.0%	$391,129	100.0%	(0.2)%

Validus Re. Validus Re gross premiums written for the three months ended September 30, 2012 were $145.0 million compared to $163.9 million for the three months ended September 30, 2011, a decrease of $18.9 million or 11.5%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premium Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$105,990	73.1%	$122,618	74.8%	(13.6)%
Marine	25,523	17.6%	32,780	20.0%	(22.1)%
Specialty	13,497	9.3%	8,465	5.2%	59.4%
Total	$145,010	100.0%	$163,863	100.0%	(11.5)%

The decrease in gross premiums written in the property lines of $16.6 million was due primarily to a decrease in intercompany premiums of $12.3 million, a decrease in proportional treaties of $4.1 million and a decrease in reinstatement premiums of $5.6 million, partially offset by an increase in catastrophe excess of loss treaties of $5.9 million. The decrease in gross premiums written of $7.3 million in the marine lines was due primarily to an $11.5 million decrease in proportional treaties partially offset by a $4.2 million increase in reinstatement premiums. The increase in gross premiums written in the specialty lines of $5.0 million was due primarily to a $4.5 million increase across all treaty types.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot for the three months ended September 30, 2012 decreased by $12.1 million on all lines, as compared to the three months ended September 30, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the three months ended September 30, 2012 were $2.9 million compared to $18.9 million for the three months ended September 30, 2011, a decrease of $16.0 million or 84.5%. Details of AlphaCat gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$2,934	100.0%	$18,940	100.0%	(84.5)%
Total	$2,934	100.0%	$18,940	100.0%	(84.5)%

The decrease in gross premiums written in the property lines of $16.0 million was due primarily to the change in accounting treatment for AlphaCat Re 2011 which occurred as at December 31, 2011, when the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated Balance Sheet of the Company. AlphaCat Re 2011 was consolidated in 2011 whereas in 2012, AlphaCat Re 2011 is accounted for as an equity method operating affiliate. Therefore the comparative renewals are not reflected in gross premiums written in 2012 but are included in managed gross premiums, a comparable measure. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in below in the section entitled "Other Non-GAAP Financial Measures."

Managed gross premiums written from our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the three months ended September 30, 2012 were $9.3 million compared to $18.8 million for the three months ended September 30, 2011, a decrease of $9.6 million or 50.8%. Gross premiums written from our consolidated AlphaCat entities for the three months ended September 30, 2012 were $2.9 million compared to $0.1 million for the three months ended September 30, 2011, an increase of $2.8 million.

Talbot. Talbot gross premiums written for the three months ended September 30, 2012 were $260.8 million compared to $238.9 million for the three months ended September 30, 2011, an increase of $21.8 million or 9.1%. The $260.8 million of gross premiums written translated at 2011 rates of exchange would have been $262.7 million during the three months ended September 30, 2012, giving an effective increase of $23.8 million or 10.0%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$84,321	32.3%	$86,063	36.1%	(2.0)%
Marine	100,847	38.7%	69,159	28.9%	45.8%
Specialty	75,587	29.0%	83,715	35.0%	(9.7)%
Total	$260,755	100.0%	$238,937	100.0%	9.1%

During the three months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class.  This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. The increase in gross premiums written in the marine lines of $31.7 million was due primarily to a $14.8 million increase in premium adjustments, described above, and a $7.3 million increase in premium adjustments in the offshore energy lines. In addition, there was a review of the estimates of earned premium which resulted in a $5.0 million increase in gross written premiums primarily in respect of the facility and longer duration policies. The decrease in gross premiums written in the specialty lines of $8.1 million was due primarily to a $8.7 million decrease in premiums written in the political risk, political violence lines and financial institutions, partially offset by a $3.8 million increase in the war lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended September 30, 2012 were $45.7 million compared to $30.6 million for the three months ended September 30, 2011, an increase of $15.2 million or 49.6%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$24,001	52.5%	$16,522	54.1%	45.3%
Marine	8,102	17.7%	2,610	8.5%	210.4%
Specialty	13,640	29.8%	11,454	37.4%	19.1%
Total	$45,743	100.0%	$30,586	100.0%	49.6%

Validus Re. Validus Re reinsurance premiums ceded for the three months ended September 30, 2012 were $10.4 million compared to $5.6 million for the three months ended September 30, 2011, an increase of $4.8 million or 84.7%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$6,245	59.9%	$3,320	58.8%	88.1%
Marine	4,175	40.0%	2,326	41.2%	79.5%
Specialty	6	0.1%	—	—%	NM
Total	$10,426	100.0%	$5,646	100.0%	84.7%

 NM: Not meaningful

Reinsurance premiums ceded in the property lines increased by $2.9 million, due primarily to a $3.3 million increase in adjustments to prior period reinsurance premiums ceded.

AlphaCat. AlphaCat did not cede reinsurance premiums for the three months ended September 30, 2012 and 2011.

Talbot. Talbot reinsurance premiums ceded for the three months ended September 30, 2012 were $53.8 million compared to $55.6 million for the three months ended September 30, 2011, a decrease of $1.8 million or 3.2%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$34,864	64.8%	$42,628	76.7%	(18.2)%
Marine	4,774	8.9%	1,480	2.7%	222.6%
Specialty	14,163	26.3%	11,443	20.6%	23.8%
Total	$53,801	100.0%	$55,551	100.0%	(3.2)%

The decrease in reinsurance premiums ceded in the property lines of $7.8 million was due primarily to a $10.9 million decrease in premiums ceded in the property treaty lines. The increase in reinsurance premiums ceded in the marine lines of $3.3 million was due primarily to a $1.6 million increase in premiums ceded in the marine energy lines. The increase in reinsurance premiums ceded in the specialty lines of $2.7 million was due primarily to a $3.3 million increase in premiums ceded in the the aviation lines.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended September 30, 2012 were $18.5 million compared to $30.6 million for the three months ended September 30, 2011, a decrease of $12.1 million. These reinsurance agreements with Validus Re are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the three months ended September 30, 2012 were $344.5 million compared to $360.5 million for the three months ended September 30, 2011, a decrease of $16.1 million or 4.5%. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2012 and 2011 were 88.3% and 92.2%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$152,136	44.2%	$181,673	50.4%	(16.3)%
Marine	117,421	34.1%	98,133	27.2%	19.7%
Specialty	74,915	21.7%	80,737	22.4%	(7.2)%
Total	$344,472	100.0%	$360,543	100.0%	(4.5)%

Validus Re. Validus Re net premiums written for the three months ended September 30, 2012 were $134.6 million compared to $158.2 million for the three months ended September 30, 2011, a decrease of $23.6 million or 14.9%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$99,745	74.1%	$119,298	75.4%	(16.4)%
Marine	21,348	15.9%	30,454	19.2%	(29.9)%
Specialty	13,491	10.0%	8,465	5.4%	59.4%
Total	$134,584	100.0%	$158,217	100.0%	(14.9)%

The decrease in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 92.8% and 96.6% for the three months ended September 30, 2012 and 2011, respectively.

AlphaCat. AlphaCat net premiums written for the three months ended September 30, 2012 were $2.9 million compared to $18.9 million for the three months ended September 30, 2011, a decrease of $16.0 million or 84.5%. Details of AlphaCat net premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$2,934	100.0%	$18,940	100.0%	(84.5)%
Total	$2,934	100.0%	$18,940	100.0%	(84.5)%

The decrease in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the three months ended September 30, 2012 and 2011.

Talbot. Talbot net premiums written for the three months ended September 30, 2012 were $207.0 million compared to $183.4 million for the three months ended September 30, 2011, an increase of $23.6 million or 12.9%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$49,457	23.9%	$43,435	23.7%	13.9%
Marine	96,073	46.4%	67,679	36.9%	42.0%
Specialty	61,424	29.7%	72,272	39.4%	(15.0)%
Total	$206,954	100.0%	$183,386	100.0%	12.9%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2012 and 2011 were 79.4% and 76.8%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the three months ended September 30, 2012 was $130.6 million compared to $98.1 million for the three months ended September 30, 2011, an increase of $32.6 million or 33.2%.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$162,231	$134,179	20.9%
Change in prepaid reinsurance premiums	(31,599)	(36,098)	12.5%
Net change in unearned premiums	$130,632	$98,081	33.2%

Validus Re. Validus Re net change in unearned premiums for the three months ended September 30, 2012 was $107.7 million compared to $82.0 million for the three months ended September 30, 2011, an increase of $25.7 million or 31.4%.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$135,217	$120,384	12.3%
Change in prepaid reinsurance premiums	(27,489)	(38,387)	28.4%
Net change in unearned premiums	$107,728	$81,997	31.4%

Validus Re net change in unearned premiums has increased for the three months ended September 30, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.

AlphaCat. AlphaCat net change in unearned premiums for the three months ended September 30, 2012 was $2.6 million compared to $8.8 million for the three months ended September 30, 2011, a decrease of $6.2 million or 70.4%.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$2,591	$8,758	(70.4)%
Net change in unearned premiums	$2,591	$8,758	(70.4)%

AlphaCat net change in unearned premiums has decreased for the three months ended September 30, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.

Talbot. Talbot net change in unearned premiums for the three months ended September 30, 2012 was $20.3 million compared to $7.3 million for the three months ended September 30, 2011, an increase of $13.0 million or 177.3%.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$24,423	$5,037	384.9%
Change in prepaid reinsurance premiums	(4,110)	2,289	(279.6)%
Net change in unearned premiums	$20,313	$7,326	177.3%

Talbot net change in unearned premium has increased for the three months ended September 30, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

Net premiums earned for the three months ended September 30, 2012 were $475.1 million compared to $458.6 million for the three months ended September 30, 2011, an increase of $16.5 million or 3.6%. Details of net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$205,860	43.4%	$234,440	51.1%	(12.2)%
Marine	169,845	35.7%	126,630	27.6%	34.1%
Specialty	99,399	20.9%	97,554	21.3%	1.9%
Total	$475,104	100.0%	$458,624	100.0%	3.6%

Validus Re. Validus Re net premiums earned for three months ended September 30, 2012 were $242.3 million compared to $240.2 million for the three months ended September 30, 2011, an increase of $2.1 million or 0.9%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$157,518	65.0%	$163,400	68.1%	(3.6)%
Marine	60,867	25.1%	53,413	22.2%	14.0%
Specialty	23,927	9.9%	23,401	9.7%	2.2%
Total	$242,312	100.0%	$240,214	100.0%	0.9%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

AlphaCat. AlphaCat net premiums earned for the three months ended September 30, 2012 were $5.5 million compared to $27.7 million for the three months ended September 30, 2011, a decrease of $22.2 million or 80.1%. Details of AlphaCat net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$5,525	100.0%	$27,698	100.0%	(80.1)%
Total	$5,525	100.0%	$27,698	100.0%	(80.1)%

The decrease in net premiums earned is consistent with the relevant pattern of net premiums written and the deconsolidation of AlphaCat Re 2011 influencing the earned premiums for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Talbot. Talbot net premiums earned for the three months ended September 30, 2012 were $227.3 million compared to $190.7 million for the three months ended September 30, 2011, an increase of $36.6 million or 19.2%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$42,817	18.8%	$43,342	22.7%	(1.2)%
Marine	108,978	48.0%	73,217	38.4%	48.8%
Specialty	75,472	33.2%	74,153	38.9%	1.8%
Total	$227,267	100.0%	$190,712	100.0%	19.2%

During the three months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class.  This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. In addition, there was a review of the estimates of earned premium which resulted in a $11.0 million increase in gross premiums written and net earned premium primarily in respect of facility and longer duration policies. Increases in previously written premium income also contributed to an increase in net earned premium of $10.9 million, driven mainly by the Energy and Cargo classes, offset by small decreases in other classes.

The increase in net premiums earned in the property and specialty lines is consistent with the relevant patterns of net premiums written influencing the earned premiums for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Losses and Loss Expenses

Losses and loss expenses for the three months ended September 30, 2012 were $155.5 million compared to $226.1 million for the three months ended September 30, 2011, a decrease of $70.6 million or 31.2%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended September 30, 2012 and 2011 were 32.7% and 49.3%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percentage Point Change
Property	12.8%	69.3%	(56.5)
Marine	46.9%	24.6%	22.3
Specialty	49.8%	33.2%	16.6
All lines	32.7%	49.3%	(16.6)

For the three months ended September 30, 2012, the Company incurred $37.2 million of losses from notable loss events, which represented 7.8 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $1.6 million of reinstatement premiums, the effect of these events on net income was a decrease of $35.6 million. For the three months ended September 30, 2011, the Company incurred $51.9 million of losses from notable loss events, which represented 11.3 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $4.0 million of reinstatement premiums, the effect of these events on net income was a decrease of $47.9 million. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended September 30, 2012 and 2011 was 35.4% and 51.3%, respectively.

		Three Months Ended September 30, 2012
		(Dollars in thousands)
Third Quarter 2012 Notable Loss Events		Validus Re		Talbot		Total
Description		Net Losses and Loss Expenses (a)	% of NPE	Net Losses and Loss Expenses (a)	% of NPE	Net Losses and Loss Expenses (a)	% of NPE
U.S. drought	Drought	$22,021	9.1%	$—	—%	$22,021	4.6%
Hurricane Isaac	Windstorm	13,459	5.6%	1,750	0.8%	15,209	3.2%
Total		$35,480	14.7%	$1,750	0.8%	$37,230	7.8%

		Three Months Ended September 30, 2011
		(Dollars in thousands)
Third Quarter 2011 Notable Loss Events (b)		Validus Re		Talbot		Total
Description		Net Losses and Loss Expenses (a)	% of NPE (c)	Net Losses and Loss Expenses (a)	% of NPE	Net Losses and Loss Expenses (a)	% of NPE
Danish floods	Rainstorm	$16,429	6.8%	$3,000	1.6%	$19,429	4.2%
Hurricane Irene	Windstorm	22,951	9.6%	9,500	5.0%	32,451	7.1%
Total		$39,380	16.4%	$12,500	6.6%	$51,880	11.3%

(a)
Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums were $1.6 million for the three months ended September 30, 2012 and $4.0 million for the three months ended September 30, 2011.

(b)
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

(c)	The 2011 loss ratios for the Validus Re segment have been represented to exclude the impact of the AlphaCat segment.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
	2012	2011	Percentage Point Change
Property - current period - excluding items below	28.2%	62.5%	(34.3)
Property - current period - notable losses	6.2%	21.7%	(15.5)
Property - change in prior accident years	(21.6)%	(14.9)%	(6.7)
Property - loss ratio	12.8%	69.3%	(56.5)

Marine - current period - excluding items below	40.2%	37.1%	3.1
Marine - current period - notable losses	1.2%	0.4%	0.8
Marine - change in prior accident years	5.5%	(12.9)%	18.4
Marine - loss ratio	46.9%	24.6%	22.3

Specialty - current period - excluding items below	42.1%	42.8%	(0.7)
Specialty - current period - notable losses	22.5%	0.5%	22.0
Specialty - change in prior accident years	(14.8)%	(10.1)%	(4.7)
Specialty – loss ratio	49.8%	33.2%	16.6

All lines - current period - excluding items below	35.4%	51.3%	(15.9)
All lines - current period - notable losses	7.8%	11.3%	(3.5)
All lines - change in prior accident years	(10.5)%	(13.3)%	2.8
All lines - loss ratio	32.7%	49.3%	(16.6)

Validus Re. Validus Re losses and loss expenses for the three months ended September 30, 2012 were $66.9 million compared to $128.8 million for the three months ended September 30, 2011, a decrease of $61.9 million or 48.1%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 27.6% and 53.6% for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, Validus Re incurred losses of $90.6 million related to current year losses and $23.8 million of favorable loss reserve development relating to prior accident years. For three months ended September 30, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 9.8 percentage points. For the three months ended September 30, 2011, Validus Re incurred losses of $166.7 million related to current year losses and $37.9 million of favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2011, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 15.8 percentage points.

For the three months ended September 30, 2012, Validus Re incurred $35.5 million of losses from notable loss events, which represented 14.7 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $1.6 million, the effect of these events on Validus Re segment income was a decrease of $33.8 million. For the three months ended September 30, 2011, Validus Re incurred $39.4 million of losses from notable loss events, which represented 16.4 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $4.0 million, the effect of these events on Validus Re segment income was a decrease of $35.4 million. Validus Re segment loss ratios excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended September 30, 2012 and 2011 were 22.7% and 53.0%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
	2012	2011	Percentage Point Change
Property - current period excluding items below	18.6%	69.5%	(50.9)
Property - current period - notable losses	7.3%	24.1%	(16.8)
Property - change in prior accident years	(24.0)%	(19.5)%	(4.5)
Property - loss ratio	1.9%	74.1%	(72.2)

Marine - current period excluding items below	27.7%	26.5%	1.2
Marine - current period - notable losses	3.3%	—	3.3
Marine - change in prior accident years	23.0%	(10.4)%	33.4
Marine - loss ratio	54.0%	16.1%	37.9

Specialty - current period excluding items below	37.5%	(1.1)%	38.6
Specialty - current period - notable losses	92.0%	—	92.0
Specialty - change in prior accident years	(0.1)%	(2.4)%	2.3
Specialty – loss ratio	129.4%	(3.5)%	132.9

All lines - current period excluding items below	22.7%	53.0%	(30.3)
All lines - current period - notable losses	14.7%	16.4%	(1.7)
All lines - change in prior accident years	(9.8)%	(15.8)%	6.0
All lines - loss ratio	27.6%	53.6%	(26.0)

For the three months ended September 30, 2012, Validus Re property lines losses and loss expenses included $40.8 million related to current year losses and $37.7 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due to a decrease in loss estimates in prior year notable loss events, most notably the Chilean earthquake, and a decrease in loss estimates on attritional losses. For the three months ended September 30, 2011, Validus Re property lines losses and loss expenses included $152.8 million related to current year losses and $31.8 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was attributable to lower than expected claims development.

For the three months ended September 30, 2012, Validus Re property lines incurred $11.5 million of losses from notable loss events, which represented 7.3 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. For the three months ended September 30, 2011, Validus Re property lines incurred $39.4 million of losses from notable loss events, which represented 24.1 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended September 30, 2012 and 2011 were 18.6% and 69.5%, respectively.

For the three months ended September 30, 2012, Validus Re marine lines losses and loss expenses included $18.9 million related to current year losses and $14.0 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development was due primarily to an increase in the loss estimate on Deepwater Horizon. For the three months ended September 30, 2011, Validus Re marine lines losses and loss expenses included $14.1 million related to current year losses and $5.5 million of favorable loss reserve development relating to prior accident years.

For the three months ended September 30, 2012, Validus Re marine lines incurred $2.0 million of losses from notable loss events, which represented 3.3 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. For the three months ended September 30, 2011, Validus Re marine lines did not incur any notable losses. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended September 30, 2012 and 2011 were 27.7% and 26.5%, respectively.

For the three months ended September 30, 2012, Validus Re specialty lines losses and loss expenses included $31.0 million related to current year losses and $0.0 million of favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2011, Validus Re specialty lines losses and loss expenses included $(0.3) million related to current year losses and $0.6 million of favorable loss reserve development relating to prior accident years.

For the three months ended September 30, 2012 and 2011 Validus Re specialty lines incurred $22.0 million of losses from notable loss events, which represented 92.0 percentage points of the specialty lines loss ratio, excluding reserve for potential development on notable loss events. For the three months ended September 30, 2011 Validus Re specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding prior year loss reserve development, for the three months ended September 30, 2012 and 2011 were 37.5% and (1.1)%, respectively.

AlphaCat. The AlphaCat segment did not incur any losses and loss expenses for the three months ended September 30, 2012 and 2011.

Talbot. Talbot losses and loss expenses for the three months ended September 30, 2012 were $88.6 million compared to $97.2 million for the three months ended September 30, 2011, a decrease of $8.7 million or 8.9%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 39.0% and 51.0% for the three months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012, Talbot incurred losses of $114.6 million related to current year losses and $26.0 million of favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 11.4 percentage points. For the three months ended September 30, 2011, Talbot incurred losses of $120.4 million related to current year losses and $23.2 million in favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2011, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 12.2 percentage points.

For the three months ended September 30, 2012, Talbot incurred $1.8 million of losses from notable loss events, which represented 0.8 percentage points of the Talbot loss ratio. For the three months ended September 30, 2011, Talbot incurred $12.5 million of losses from notable loss events, which represented 6.6 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the three months ended September 30, 2012 and 2011 were 49.6% and 56.6%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
	2012	2011	Percentage Point Change
Property - current period excluding items below	67.1%	76.4%	(9.3)
Property - current period - notable losses	3.2%	26.5%	(23.3)
Property - change in prior accident years	(15.8)%	(7.2)%	(8.6)
Property - loss ratio	54.5%	95.7%	(41.2)

Marine - current period excluding items below	47.1%	44.7%	2.4
Marine - current period - notable losses	—	0.7%	(0.7)
Marine - change in prior accident years	(4.2)%	(14.7)%	10.5
Marine - loss ratio	42.9%	30.7%	12.2

Specialty - current period excluding items below	43.4%	56.6%	(13.2)
Specialty - current period - notable losses	0.5%	0.7%	(0.2)
Specialty - change in prior accident years	(19.4)%	(12.5)%	(6.9)
Specialty – loss ratio	24.5%	44.8%	(20.3)

All lines - current period excluding items below	49.6%	56.6%	(7.0)
All lines - current period - notable losses	0.8%	6.6%	(5.8)
All lines - change in prior accident years	(11.4)%	(12.2)%	0.8
All lines - loss ratio	39.0%	51.0%	(12.0)

For the three months ended September 30, 2012, Talbot property lines losses and loss expenses included $30.1 million related to current year losses and $6.8 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to a $2.9 million release of reserves on prior known large losses and $1.7 million lower than expected emergence of large losses in the quarter. For the three months ended September 30, 2011, Talbot property lines losses and loss expenses included $44.6 million related to current year losses and $3.1 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development.

For the three months ended September 30, 2012, Talbot property lines incurred $1.4 million of losses from notable loss events, which represented 3.2 percentage points of the property lines loss ratio. For the three months ended September 30, 2011, Talbot's property lines incurred $11.5 million of losses from notable loss events, which represented 26.5 percentage points of the property lines loss ratio. Talbot property line loss ratio, excluding notable loss events and prior year loss reserve development for the three months ended September 30, 2012 and 2011 were 67.1% and 76.4%, respectively.

For the three months ended September 30, 2012, Talbot marine lines losses and loss expenses included $51.3 million related to current year losses and $4.6 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to a $1.9 million release of reserves on prior known large losses. For the three months ended September 30, 2011, Talbot marine lines losses and loss expenses included $33.3 million related to current year losses and $10.8 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was primarily due to $10.1 million in favorable claims development on attritional losses.

For the three months ended September 30, 2012, Talbot marine lines did not incur any notable losses. For the three months ended September 30, 2011, Talbot's marine lines incurred $0.5 million of losses from notable loss events, which represented 0.7 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended September 30, 2012 and 2011 were 47.1% and 44.7%, respectively.

For the three months ended September 30, 2012, Talbot specialty lines losses and loss expenses included $33.2 million relating to current year losses and $14.7 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was primarily due to a $5.1 million release of reserves on prior known large losses, $3.6 million lower than expected emergence of large losses in the quarter and $2.0 million lower than expected development on attritional claims. For the three months ended September 30, 2011, Talbot specialty lines losses and loss expenses included $42.5 million relating to current year losses and $9.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was primarily due to lower than expected loss development across most specialty lines, partially offset by adverse claims development in the financial institutions lines.

For the three months ended September 30, 2012, Talbot specialty lines incurred $0.4 million of losses from notable loss events, which represented 0.5 percentage points of the specialty lines loss ratio. For the three months ended September 30, 2011, Talbot's specialty lines incurred $0.5 million of losses from notable loss events, which represented 0.7 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended September 30, 2012 and 2011 were 43.4% and 56.6%, respectively.

Reserves for Losses and Loss Expenses

At September 30, 2012, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three and nine months ended September 30, 2012.

	As at September 30, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$703,961	$402,457	$1,106,418
Marine	462,535	417,743	880,278
Specialty	235,365	340,543	575,908
Total	$1,401,861	$1,160,743	$2,562,604

	As at September 30, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$592,993	$373,264	$966,257
Marine	403,537	390,819	794,356
Specialty	197,166	287,573	484,739
Total	$1,193,696	$1,051,656	$2,245,352

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2012:

	Three Months Ended September 30, 2012
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,247,472	$10,000	$1,434,790	$(100,963)	$2,591,299
Losses recoverable	(79,964)	—	(392,483)	100,963	(371,484)
Net reserves at period beginning	1,167,508	10,000	1,042,307	—	2,219,815

Incurred losses - current year	90,648	—	114,571	—	205,219
Change in prior accident years	(23,758)	—	(26,006)	—	(49,764)
Incurred losses	66,890	—	88,565	—	155,455

Foreign exchange	7,515	—	7,195	—	14,710
Paid losses	(63,724)	—	(80,904)	—	(144,628)
Net reserves at period end	1,178,189	10,000	1,057,163	—	2,245,352
Losses recoverable	38,371	—	365,405	(86,524)	317,252
Gross reserves at period end	$1,216,560	$10,000	$1,422,568	$(86,524)	$2,562,604

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended September 30, 2012, favorable loss reserve development on prior accident years was $49.8 million, of which, $23.8 million of the favorable loss reserve development related to the Validus Re segment and $26.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 10.5 percentage points for the three months ended September 30, 2012. For the three months ended September 30, 2011, favorable loss reserve development on prior accident years was $61.1 million, of which, $37.9 million related to the Validus Re segment and $23.2 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 13.3 percentage points for the three months ended September 30, 2011.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section of the Company's Annual Report on Form 10‐K. As at June 30, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $11.1 million and $53.9 million, respectively. During the three months ended September 30, 2012, the Company increased certain loss estimates and allocated $11.1 million of the 2010 reserve and $2.6 million of the 2011 reserve to the Deepwater Horizon, Tohoku earthquake and Christchurch earthquake. As at September 30, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $nil and $51.3 million respectively, for a total of $51.3 million.

Policy Acquisition Costs

Policy acquisition costs for the three months ended September 30, 2012 were $98.6 million compared to $77.4 million for the three months ended September 30, 2011, an increase of $21.2 million or 27.4%. Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 20.8% and 16.9%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$27,573	28.0%	13.4%	$26,292	34.0%	11.2%	4.9%
Marine	50,014	50.7%	29.4%	28,182	36.4%	22.3%	77.5%
Specialty	21,036	21.3%	21.2%	22,931	29.6%	23.5%	(8.3)%
Total	$98,623	100.0%	20.8%	$77,405	100.0%	16.9%	27.4%

Validus Re. Validus Re policy acquisition costs for the three months ended September 30, 2012 were $37.8 million compared to $40.6 million for the three months ended September 30, 2011, a decrease of $2.8 million or 6.9%.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$23,116	61.2%	14.7%	$23,810	58.6%	14.6%	(2.9)%
Marine	10,513	27.8%	17.3%	12,609	31.1%	23.6%	(16.6)%
Specialty	4,156	11.0%	17.4%	4,173	10.3%	17.8%	(0.4)%
Total	$37,785	100.0%	15.6%	$40,592	100.0%	16.9%	(6.9)%

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended September 30, 2012 and 2011 were 15.6% and 16.9%, respectively. The policy acquisition cost ratio on the marine line has decreased by 6.3 percentage points due to an increase in reinstatement premiums that attract little or no policy acquisition costs.

AlphaCat. AlphaCat policy acquisition costs for the three months ended September 30, 2012 were $0.5 million compared to $3.3 million for the three months ended September 30, 2011, a decrease of $2.8 million or 83.6%.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$547	100.0%	9.9%	$3,326	100.0%	12.0%	(83.6)%
Total	$547	100.0%	9.9%	$3,326	100.0%	12.0%	(83.6)%

Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 9.9% and 12.0%, respectively.

Talbot. Talbot policy acquisition costs for the three months ended September 30, 2012 were $61.6 million compared to $36.7 million for the three months ended September 30, 2011, an increase of $25.0 million or 68.2%.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$4,376	7.1%	10.2%	$2,178	5.9%	5.0%	100.9%
Marine	40,382	65.5%	37.1%	15,674	42.8%	21.4%	157.6%
Specialty	16,882	27.4%	22.4%	18,799	51.3%	25.4%	(10.2)%
Total	$61,640	100.0%	27.1%	$36,651	100.0%	19.2%	68.2%

Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 27.1% and 19.2%, respectively. During the three months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class.  This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. The effect on the policy acquisition cost ratio was an increase of 9.9 percentage points for the three months ended September 30, 2012. The policy acquisition cost ratio on the property lines increased by 5.2 percentage points primarily due to a re-estimation of commissions in the direct property lines.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were $70.5 million compared to $35.9 million for the three months ended September 30, 2011, an increase of $34.6 million or 96.4%.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$16,938	24.0%	$7,358	20.5%	130.2%
AlphaCat	2,087	3.0%	2,167	6.0%	(3.7)%
Talbot	36,605	51.9%	21,745	60.5%	68.3%
Corporate & Eliminations (a)	14,917	21.1%	4,656	13.0%	220.4%
Total	$70,547	100.0%	$35,926	100.0%	96.4%

(a)	Corporate and Eliminations includes legal entity adjustments.

General and administrative expenses of $70.5 million in the three months ended September 30, 2012 represents 14.9 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the three months ended September 30, 2012 were $16.9 million compared to $7.4 million for the three months ended September 30, 2011, an increase of $9.6 million or 130.2%. General and administrative expenses have increased primarily due to an increase in performance bonus expense and the departure of a senior executive. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 6.9% and 3.1%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the three months ended September 30, 2012 were $2.1 million as compared to $2.2 million for the three months ended September 30, 2011, a decrease of $0.1 million or 3.7%. General and administrative expenses have decreased primarily due to a decrease in professional fees offset by an increase in salaries and benefits and performance bonus expense. AlphaCat's general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 37.8% and 7.8%, respectively. The AlphaCat segment's general and administrative ratio has been impacted by the reduction in net premiums earned as a greater proportion of the segment's revenues are generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the three months ended September 30, 2012 were $36.6 million compared to $21.7 million for the three months ended September 30, 2011, an increase of $14.9 million or 68.3%. General and administrative expenses have increased primarily due to an increase in performance bonus expense. Talbot's general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 16.1% and 11.4%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended September 30, 2012 were $14.9 million compared to $4.7 million for the three months ended September 30, 2011, an increase of $10.3 million or 220.4%. General and administrative expenses have increased primarily due to an increase in performance bonus expense and professional fees. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the three months ended September 30, 2012 were $7.3 million compared to $7.4 million for the three months ended September 30, 2011, a decrease of $0.0 million or 0.5%. This expense is non-cash and has no net effect on total shareholders' equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$2,076	28.3%	$2,190	29.7%	(5.2)%
AlphaCat	84	1.1%	26	0.4%	223.1%
Talbot	2,200	30.0%	1,903	25.8%	15.6%
Corporate & Eliminations (a)	2,985	40.6%	3,263	44.1%	(8.5)%
Total	$7,345	100.0%	$7,382	100.0%	(0.5)%

(a)	Corporate and Eliminations includes legal entity adjustments.

Share compensation expenses of $7.3 million in the three months ended September 30, 2012 represents 1.5 percentage points of the general and administrative expense ratio.

Validus Re. Validus Re share compensation expenses for the three months ended September 30, 2012 were $2.1 million compared to $2.2 million for the three months ended September 30, 2011, a decrease of $0.1 million or 5.2%. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 0.9% and 0.9%, respectively.

AlphaCat. AlphaCat share compensation expense as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 1.5% and 0.1%, respectively.

Talbot. Talbot share compensation expenses for the three months ended September 30, 2012 was $2.2 million compared to $1.9 million for the three months ended September 30, 2011, an increase of $0.3 million or 15.6%. Share compensation expense as a percent of net premiums earned for the three months ended September 30, 2012 and 2011 were 1.0% and 1.0%, respectively.

Corporate & Eliminations.Corporate share compensation expenses for the three months ended September 30, 2012 were $3.0 million compared to $3.3 million for the three months ended September 30, 2011, a decrease of $0.3 million or 8.5%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2012 and 2011.

Consolidated	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percentage Point Change
Losses and loss expense ratio	32.7%	49.3%	(16.6)
Policy acquisition cost ratio	20.8%	16.9%	3.9
General and administrative expense ratio (a)	16.4%	9.4%	7.0
Expense ratio	37.2%	26.3%	10.9
Combined ratio	69.9%	75.6%	(5.7)

Validus Re	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percentage Point Change
Losses and loss expense ratio	27.6%	53.6%	(26.0)
Policy acquisition cost ratio	15.6%	16.9%	(1.3)
General and administrative expense ratio (a)	7.8%	4.0%	3.8
Expense ratio	23.4%	20.9%	2.5
Combined ratio	51.0%	74.5%	(23.5)

AlphaCat	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percentage Point Change
Losses and loss expense ratio	0.0%	0.0%	—
Policy acquisition cost ratio	9.9%	12.0%	(2.1)
General and administrative expense ratio (a)	39.3%	7.9%	31.4
Expense ratio	49.2%	19.9%	29.3
Combined ratio	49.2%	19.9%	29.3

Talbot	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percentage Point Change
Losses and loss expense ratio	39.0%	51.0%	(12.0)
Policy acquisition cost ratio	27.1%	19.2%	7.9
General and administrative expense ratio (a)	17.1%	12.4%	4.7
Expense ratio	44.2%	31.6%	12.6
Combined ratio	83.2%	82.6%	0.6

a)	Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the three months ended September 30, 2012 and 2011 were 16.4% and 9.4%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$70,547	14.9%	$35,926	7.8%
Share compensation expenses	7,345	1.5%	7,382	1.6%
Total	$77,892	16.4%	$43,308	9.4%

Underwriting Income

Underwriting income for the three months ended September 30, 2012 was $143.1 million compared to $111.8 million for the three months ended September 30, 2011, an increase of $31.3 million, or 28.0%.

(Dollars in thousands)	Three Months Ended September 30, 2012	% of sub-total	Three Months Ended September 30, 2011	% of sub-total	% Change
Validus Re	$118,623	74.2%	$61,251	52.6%	93.7%
AlphaCat	2,807	1.8%	22,179	19.0%	(87.3)%
Talbot	38,257	24.0%	33,169	28.4%	15.3%
Sub-total	159,687	100.0%	116,599	100.0%	37.0%
Corporate & Eliminations (a)	(16,553)		(4,755)		(248.1)%
Total	$143,134		$111,844		28.0%

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

(Dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Underwriting income	$143,134	$111,844
Net investment income	25,489	27,747
Other income	7,324	—
Finance expenses	(9,362)	(10,935)
Net realized gains on investments	9,063	5,246
Net unrealized gains (losses) on investments	86,345	(27,848)
(Loss) from investment affiliate	(160)	—
Foreign exchange gains (losses)	1,103	(19,932)
Transaction expenses	(3,784)	(13,583)
Tax (expense)	(1,343)	(2,538)
Income from operating affiliates	6,235	—
Net income	$264,044	$70,001

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

Net Investment Income

Net investment income for the three months ended September 30, 2012 was $25.5 million compared to $27.7 million for the three months ended September 30, 2011, a decrease of $2.3 million or 8.1%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended September 30, 2012 and 2011 are as provided below.

(Dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% Change
Fixed maturities and short-term investments	$25,703	$27,773	(7.5)%
Cash and cash equivalents	1,770	1,864	(5.0)%
Securities lending income	3	7	(57.1)%
Total gross investment income	27,476	29,644	(7.3)%
Investment expenses	(1,987)	(1,897)	(4.7)%
Net investment income	$25,489	$27,747	(8.1)%

Annualized effective investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.68% and 1.80% for the three months ended September 30, 2012 and 2011 respectively, and the average duration of the portfolio at September 30, 2012 was 1.61 years (December 31, 2011- 1.63 years).

Other Income

Other income for the three months ended September 30, 2012 was $7.3 million compared to $nil for the three months ended September 30, 2011, an increase of $7.3 million or 100%. The primary component of other income for the three months ended September 30, 2012 is $6.7 million in underwriting and performance fees the AlphaCat segment earned from business written by AlphaCat Re 2011 and AlphaCat Re 2012. AlphaCat Re 2011 was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

Finance Expenses

Finance expenses for the three months ended September 30, 2012 were $9.4 million compared to $10.9 million for the three months ended September 30, 2011, a decrease of $1.6 million or 14.4%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	% Change
2006 Junior Subordinated Deferrable Debentures	$1,628	$1,456	11.8%
2007 Junior Subordinated Deferrable Debentures	1,211	3,029	(60.0)%
2010 Senior Notes due 2040	5,597	5,597	0.0%
Credit facilities	852	1,508	(43.5)%
AlphaCat Re 2011 preferred dividend (a)	—	(807)	(100.0)%
Talbot FAL Facility	30	152	NM
Talbot other interest	44	—	NM
Finance expenses	$9,362	$10,935	(14.4)%

(a) Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

NM: Not Meaningful

The decrease in finance expenses of $1.6 million for the three months ended September 30, 2012 was due primarily to a $1.8 million decrease in interest paid on the 2007 junior subordinated deferrable debentures due to the basis of repayment changing from a fixed interest rate of 8.480% per annum through June 15, 2012 to a floating rate of three month LIBOR plus 295 basis points.

Tax (Expense)

Tax expense for the three months ended September 30, 2012 was ($1.3) million compared to ($2.5) million for the three months ended September 30, 2011, a decrease in expense of $1.2 million or 47.1%.

The Company provides for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. The Company is registered in Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not taxed on any Bermuda income or capital gains and has received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, the Company will be exempt from those taxes until March 31, 2035.

Within the segment information contained in the Financial Statements, gross premiums written allocated to the territory of coverage exposure are presented for the periods indicated. Gross premiums written allocated to the United States are written primarily through Validus Reinsurance, Ltd., a Bermuda Registered Reinsurance Company. As noted, under current Bermuda law, the Company is not taxed on any Bermuda income and therefore the premium disclosed in the segment information does not correlate to pre-tax income generated in the United States.

Income From Operating Affiliates

Income from operating affiliates for the three months ended September 30, 2012 was $6.2 million, compared to $nil for the three months ended September 30, 2011, an increase of $6.2 million or 100%. For the three months ended June 30, 2012, income from operating affiliates includes $4.1 million in equity earnings relating to AlphaCat Re 2011 and $2.2 million in equity earnings relating to AlphaCat Re 2012.

In the second quarter of 2011, AlphaCat Re 2011 was included in the consolidated results of the Company, therefore there was no comparative information for the three months ended September 30, 2011. As at September 30, 2012, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the three months ended September 30, 2012.

AlphaCat Re 2012 was formed on May 29, 2012 therefore there was no comparative information for the three months ended September 30, 2011. As at September 30, 2012, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the three months ended September 30, 2012.

Net Realized Gains on Investments

Net realized gains on investments for the three months ended September 30, 2012 were $9.1 million compared to $5.2 million for the three months ended September 30, 2011, an increase of $3.8 million or 72.8%.

Net Unrealized Gains (Losses) on Investments

Net unrealized gains on fixed maturities and short term investments for the three months ended September 30, 2012 were $24.3 million compared to losses of ($25.6) million for the three months ended September 30, 2011, an increase of $49.9 million or 194.9%.

Net unrealized gains on other investments for the three months ended September 30, 2012 were $62.0 million compared to losses of ($2.2) for the three months ended September 30, 2011, an increase of $64.2 million. Net unrealized gains for the three months ended September 30, 2012 were driven by a $62.0 million unrealized gain relating to the hedge fund investments. The amount of net unrealized gains attributable to noncontrolling interest was $55.8 million for the three months ended September 30, 2012, leaving a net impact to the Company of $6.2 million.

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

Loss From Investment Affiliate

The loss from investment affiliate for the three months ended September 30, 2012 was $0.2 million compared to $nil for the three months ended September 30, 2011, a decrease of $0.2 million or 100%. The loss from investment affiliate relates to the loss incurred in the Company's investment in the Aquiline Financial Services Fund II L.P. for the three months ended September 30, 2012. The Company did not hold this investment as of September 30, 2011.

Foreign Exchange Gains (Losses)

Foreign exchange gains for the three months ended September 30, 2012 were $1.1 million compared to losses of ($19.9) million for the three months ended September 30, 2011, a favorable movement of $21.0 million or 105.5%. For the three months ended September 30, 2012, Validus Re recognized $0.0 million foreign exchange gains and Talbot recognized foreign exchange gains of $1.1 million.

For the three months ended September 30, 2012, Validus Re segment foreign exchange gains were $0.0 million compared to foreign exchange losses of ($9.8) million for the three months ended September 30, 2011, a favorable movement of $9.8 million or 100.1%. Validus Re currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-USD currencies. Consequently, Validus Re aims to have a limited exposure to foreign exchange fluctuations. The prior year loss of $9.8 million was due primarily to a $3.8 million loss on a derivative to hedge Chilean pesos and $4.4 million of losses incurred as a result of the revaluation of assets and liabilities held in Australian dollars, New Zealand dollars and Euros.

For the three months ended September 30, 2012, Talbot segment foreign exchange gains were $1.1 million compared to losses of ($9.9) million for the three months ended September 30, 2011, a favorable movement of $11.1 million or 111.5%. The favorable movement in Talbot foreign exchange was due primarily to the translation of non U.S. dollar balances. During the three months ended September 30, 2012, the U.S. dollar to British pound sterling weakened by 2.5% as compared to a strengthening of the U.S. dollar to British pound sterling of 2.6% during the three months ended September 30, 2011.

As at September 30, 2012, Talbot's balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $106.8 million and $21.6 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $76.4 million and $8.7 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

 Net (Income) Attributable to Noncontrolling Interest

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity and therefore effectively owns 10.0% of PaCRe. The net income attributable to noncontrolling interest of $56.7 million for the three months ended September 30, 2012 is effectively 90.0% of the net income in PaCRe for the quarter.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights up to December 23, 2011 when AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re common shares to one of the third party investors. As a result of these transactions, the Company's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at September 30, 2012. For the three months ended September 30, 2011, the Company recorded $13.5 million in net income attributable to noncontrolling interest relating to AlphaCat Re 2011.

The following table presents results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting income
Gross premiums written	$390,215	$391,129	$1,854,593	$1,846,412
Reinsurance premiums ceded	(45,743)	(30,586)	(271,847)	(272,752)
Net premiums written	344,472	360,543	1,582,746	1,573,660
Change in unearned premiums	130,632	98,081	(208,816)	(259,863)
Net premiums earned	475,104	458,624	1,373,930	1,313,797

Underwriting deductions
Losses and loss expenses	155,455	226,067	541,136	909,572
Policy acquisition costs	98,623	77,405	252,884	232,931
General and administrative expenses	70,547	35,926	198,557	145,244
Share compensation expenses	7,345	7,382	19,583	27,059
Total underwriting deductions	331,970	346,780	1,012,160	1,314,806

Underwriting income (loss) (a)	143,134	111,844	361,770	(1,009)

Net investment income	25,489	27,747	79,134	84,216
Other income	7,324	—	22,209	2,201
Finance expenses	(9,362)	(10,935)	(39,347)	(41,297)
Operating income before taxes and income from operating affiliates	166,585	128,656	423,766	44,111
Tax (expense)	(1,343)	(2,538)	(1,886)	(1,050)
Income from operating affiliates	6,235	—	13,194	—
Net operating income (a)	171,477	126,118	435,074	43,061

Net realized gains on investments	9,063	5,246	22,749	23,177
Net unrealized gains (losses) on investments	86,345	(27,848)	53,442	(22,150)
(Loss) from investment affiliate	(160)	—	(558)	—
Foreign exchange gains (losses)	1,103	(19,932)	3,617	(22,390)
Transaction expenses (c)	(3.784)	(13,583)	(3,784)	(13,583)
Net income	264,044	70,001	510,540	8,115
Net (income) loss attributable to noncontrolling interest	(56,746)	(13,516)	(11,386)	(14,110)
Net income (loss) available (attributable) to Validus	$207,298	$56,485	$499,154	$(5,995)

Selected ratios:
Net premiums written / Gross premiums written	88.3%	92.2%	85.3%	85.2%

Losses and loss expenses	32.7%	49.3%	39.4%	69.2%

Policy acquisition costs	20.8%	16.9%	18.4%	17.7%
General and administrative expenses (b)	16.4%	9.4%	15.9%	13.1%
Expense ratio	37.2%	26.3%	34.3%	30.8%
Combined ratio	69.9%	75.6%	73.7%	100.0%

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

(c)
The transaction expenses relate to costs incurred in connection with the proposed acquisition of Flagstone Reinsurance Holdings, S.A. The transaction expenses for 2011 relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Validus Re
Gross premiums written	$145,010	$163,863	$1,052,726	$1,058,642
Reinsurance premiums ceded	(10,426)	(5,646)	(137,504)	(150,669)
Net premiums written	134,584	158,217	915,222	907,973
Change in unearned premiums	107,728	81,997	(177,215)	(194,529)
Net premiums earned	242,312	240,214	738,007	713,444

Losses and loss expenses	66,890	128,823	244,286	533,402
Policy acquisition costs	37,785	40,592	113,659	115,355
General and administrative expenses	16,938	7,358	48,332	32,947
Share compensation expenses	2,076	2,190	5,914	7,118
Total underwriting deductions	123,689	178,963	412,191	688,822

Underwriting income (a)	$118,623	$61,251	$325,816	$24,622

AlphaCat
Gross premiums written	$2,934	$18,940	$21,607	$77,050
Reinsurance premiums ceded	—	—	—	—
Net premiums written	2,934	18,940	21,607	77,050
Change in unearned premiums	2,591	8,758	(9,832)	(37,595)
Net premiums earned	5,525	27,698	11,775	39,455

Policy acquisition costs	547	3,326	1,185	4,615
General and administrative expenses	2,087	2,167	5,521	4,122
Share compensation expenses	84	26	195	74
Total underwriting deductions	2,718	5,519	6,901	8,811

Underwriting income (a)	$2,807	$22,179	$4,874	$30,644

Legal Entity adjustments
Policy acquisition costs	$—	$(1,084)	$(25)	$(1,301)
General and administrative expenses	1,142	620	3,457	3,780
Share compensation expenses	135	284	446	786
Total underwriting deductions	1,277	(180)	3,878	3,265

Underwriting (loss) income (a)	$(1,277)	$180	$(3,878)	$(3,265)

Talbot
Gross premiums written	$260,755	$238,937	$837,536	$778,880
Reinsurance premiums ceded	(53,801)	(55,551)	(191,619)	(190,243)
Net premiums written	206,954	183,386	645,917	588,637
Change in unearned premiums	20,313	7,326	(21,769)	(27,739)
Net premiums earned	227,267	190,712	624,148	560,898

Losses and loss expenses	88,565	97,244	296,850	376,170
Policy acquisition costs	61,640	36,651	142,181	116,174
General and administrative expenses	36,605	21,745	100,910	82,396
Share compensation expenses	2,200	1,903	5,347	6,648
Total underwriting deductions	189,010	157,543	545,288	581,388

Underwriting income (loss) (a)	$38,257	$33,169	$78,860	$(20,490)

Corporate & Eliminations
Gross premiums written	$(18,484)	$(30,611)	$(57,276)	$(68,160)
Reinsurance premiums ceded	18,484	30,611	57,276	68,160
Net premiums written	—	—	—	—

Policy acquisition costs	(1,349)	(2,080)	(4,116)	(1,912)
General and administrative expenses	13,775	4,036	40,337	21,999
Share compensation expenses	2,850	2,979	7,681	12,433
Total underwriting deductions	15,276	4,935	43,902	32,520

Underwriting (loss) (a)	$(15,276)	$(4,935)	$(43,902)	$(32,520)

Total underwriting income (loss) (a)	$143,134	$111,844	$361,770	$(1,009)

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

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Net income available to Validus for the nine months ended September 30, 2012 was $499.2 million compared to a net loss attributable to Validus of $(6.0) million for the nine months ended September 30, 2011, an increase of $505.1 million. The primary factors driving the increase in net income were:

•	Increase in underwriting income of $362.8 million primarily due to:

•	A decrease in underwriting deductions of $302.6 million which includes the effect of a $403.2 million decrease in notable loss events; and

•	An increase in net premiums earned of $60.1 million.

•	A favorable movement of $75.6 million in net unrealized gains (losses) on investments, of which $10.9 million is attributable to noncontrolling interest.

The change in net income available to Validus for the nine months ended September 30, 2012 of $505.1 million compared to the nine months ended September 30, 2011 is described in the following table:

	Nine Months Ended September 30, 2012
	Increase (Decrease) Over the Nine Months Ended September 30, 2011
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations (a)	Total
Notable losses — decrease in net loss and loss expenses (b)	$294,532	$—	$108,644	$—	$403,176
Less: Notable losses - (decrease) increase in net reinstatement premiums (b)	(23,076)	—	1,755	—	(21,321)
Other underwriting income (loss)	29,738	(25,770)	(11,049)	(11,995)	(19,076)
Underwriting income (loss) (c)	301,194	(25,770)	99,350	(11,995)	362,779
Net investment income	(3,986)	(25)	(2,938)	1,867	(5,082)
Other income	6	16,839	(161)	3,324	20,008
Finance expenses	(704)	1,641	(10)	1,023	1,950
Operating income (loss) before taxes and income from operating affiliates	296,510	(7,315)	96,241	(5,781)	379,655
Tax benefit (expense)	2	—	198	(1,036)	(836)
Income from operating affiliates	—	13,194	—	—	13,194
Net operating income (loss)	296,512	5,879	96,439	(6,817)	392,013
Net realized gains (losses) on investments	255	(315)	(368)	—	(428)
Net unrealized gains (losses) on investments	53,997	13,651	7,945	(1)	75,592
(Loss) from investment affiliate	(558)	—	—	—	(558)
Foreign exchange gains (losses)	21,775	372	3,966	(106)	26,007
Transaction expenses	—	—	—	9,799	9,799
Net income	371,981	19,587	107,982	2,875	502,425
Net (income) attributable to noncontrolling interest	—	2,724	—	—	2,724
Net income (loss) available (attributable) to Validus	371,981	22,311	107,982	2,875	505,149

(a)	The Corporate and Eliminations column includes legal entity adjustments.

(b)
Notable losses for the nine months ended September 30, 2012 included: Costa Concordia, Cat 67, U.S. drought and Hurricane Isaac. Notable losses for the nine months ended September 30, 2011 included: Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods and Hurricane Irene. Excludes the reserve for potential development on 2011 notable loss events.

(c)
Non-GAAP Financial Measures: In presenting the Company's results, management has included and discussed underwriting income (loss) and net operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income (Loss)."

 Gross Premiums Written

Gross premiums written for the nine months ended September 30, 2012 were $1,854.6 million compared to $1,846.4 million for the nine months ended September 30, 2011, an increase of $8.2 million or 0.4%. Details of gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$949,736	51.2%	$1,026,103	55.6%	(7.4)%
Marine	560,027	30.2%	485,734	26.3%	15.3%
Specialty	344,830	18.6%	334,575	18.1%	3.1%
Total	$1,854,593	100.0%	$1,846,412	100.0%	0.4%

Validus Re. Validus Re gross premiums written for the nine months ended September 30, 2012 were $1,052.7 million compared to $1,058.6 million for the nine months ended September 30, 2011, a decrease of $5.9 million or 0.6%. Details of Validus Re gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$716,739	68.1%	$752,884	71.2%	(4.8)%
Marine	248,848	23.6%	222,659	21.0%	11.8%
Specialty	87,139	8.3%	83,099	7.8%	4.9%
Total	$1,052,726	100.0%	$1,058,642	100.0%	(0.6)%

The decrease in gross premiums written in the property lines of $36.1 million was due primarily to a $29.0 million decrease in reinstatement premiums which were due to the high level of notable losses in 2011. In addition, there was a $13.1 million reduction in proportional premiums written primarily due to contracts not meeting the Company’s underwriting requirements. This was partially offset by a $10.1 million increase in new business written in the Singapore branch. The increase in gross premiums written of $26.2 million in the marine lines was due primarily to a $20.5 million increase in reinstatement premiums, primarily relating to the Costa Concordia event, and a $3.2 million increase in premium adjustments.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the nine months ended September 30, 2012 decreased by $11.4 million as compared to the nine months ended September 30, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the nine months ended September 30, 2012 were $21.6 million compared to $77.1 million for the nine months ended September 30, 2011, a decrease of $55.4 million or 72.0%. Details of AlphaCat gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	21,607	100.0%	77,050	100.0%	(72.0)%
Total	21,607	100.0%	77,050	100.0%	(72.0)%

The decrease in gross premiums written in the property lines of $55.4 million was due primarily to the change in accounting treatment for AlphaCat Re 2011 which occurred as at December 31, 2011, when the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated Balance Sheet of the Company. AlphaCat Re 2011 was consolidated in 2011 whereas in 2012, AlphaCat Re 2011 is accounted for as an equity method operating affiliate. Therefore the comparative renewals are not reflected in gross premiums written in 2012, but are included in gross managed premiums, a comparable measure.

Managed gross premiums written from our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the nine months ended September 30, 2012 were $126.5 million compared to $61.4 million for the nine months ended September 30, 2011, an increase of $65.1 million or 106.1%. Gross premiums written from our consolidated AlphaCat entities for the nine months ended September 30, 2012 were $21.6 million compared to $15.7 million for the nine months ended September 30, 2011, an increase of $6.0 million or 38.0%.

Gross premiums written with Talbot for the nine months ended September 30, 2012 increased by $0.5 million as compared to the nine months ended September 30, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

Talbot. Talbot gross premiums written for the nine months ended September 30, 2012 were $837.5 million compared to $778.9 million for the nine months ended September 30, 2011, an increase of $58.7 million or 7.5%. The $837.5 million of gross premiums written translated at 2011 rates of exchange would have been $842.4 million for the nine months ended September 30, 2012, giving an effective increase of $63.5 million or 8.2%. Details of Talbot gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$262,652	31.4%	$254,524	32.6%	3.2%
Marine	314,667	37.5%	267,586	34.4%	17.6%
Specialty	260,217	31.1%	256,770	33.0%	1.3%
Total	$837,536	100.0%	$778,880	100.0%	7.5%

The increase in gross premiums written in the property lines of $8.1 million was due primarily to an increase in premium adjustments in the property and construction lines. During the nine months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class.  This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. The increase in gross premiums written in the marine lines of $47.1 million was due primarily to a $14.8 million increase in premium adjustments, described above, a $14.3 million increase in premiums written in the energy lines, a $12.6 million increase in premiums written in the cargo lines and a $6.6 million increase in marine energy and liability lines. The increase in the specialty lines of $3.4 million was due primarily to increases in war and political risk lines partially offset by decreases in other lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the nine months ended September 30, 2012 were $271.8 million compared to $272.8 million for the nine months ended September 30, 2011, a decrease of $0.9 million, or 0.3%.  Details of reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$186,356	68.6%	$196,989	72.3%	(5.4)%
Marine	41,963	15.4%	34,210	12.5%	22.7%
Specialty	43,528	16.0%	41,553	15.2%	4.8%
Total	$271,847	100.0%	$272,752	100.0%	(0.3)%

Validus Re. Validus Re reinsurance premiums ceded for the nine months ended September 30, 2012 were $137.5 million compared to $150.7 million for the nine months ended September 30, 2011, a decrease of $13.2 million, or 8.7%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$119,335	86.8%	$135,389	89.9%	(11.9)%
Marine	17,594	12.8%	14,779	9.8%	19.0%
Specialty	575	0.4%	501	0.3%	14.8%
Total	$137,504	100.0%	$150,669	100.0%	(8.7)%
Reinsurance premiums ceded in the property lines decreased by $16.1 million, due primarily to a $9.2 million decrease in non-proportional retrocessional coverage, a $3.5 million decrease in adjustments from prior periods and a $2.0 million decrease in proportional retrocessional coverage. The reduction in both non-proportional and proportional retrocessional coverage is a result of comparatively higher purchases of this coverage in the three months ended March 31, 2011 prior to, and following, the notable loss events of that quarter. Reinsurance premiums ceded in the marine lines increased by $2.8 million due primarily to a $3.2 million increase in non-proportional retrocessional coverage incepting in 2012.

AlphaCat. AlphaCat did not cede reinsurance premiums for the nine months ended September 30, 2012 and 2011.

 Talbot. Talbot reinsurance premiums ceded for the nine months ended September 30, 2012 were $191.6 million compared to $190.2 million for the nine months ended September 30, 2011, an increase of $1.4 million or 0.7%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$118,283	61.7%	$119,955	63.0%	(1.4)%
Marine	27,857	14.6%	23,942	12.6%	16.4%
Specialty	45,479	23.7%	46,346	24.4%	(1.9)%
Total	$191,619	100.0%	$190,243	100.0%	0.7%

The increase in the marine lines of $3.9 million was due primarily to a $1.4 million increase in reinstatement premiums ceded and a $1.2 million increase in reinsurance premiums ceded in the energy lines.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat for the nine months ended September 30, 2012 were $57.3 million compared to $68.2 million for the nine months ended September 30, 2011, a decrease of $10.9 million. These reinsurance agreements with Validus Re and AlphaCat are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the nine months ended September 30, 2012 were $1,582.7 million compared to $1,573.7 million for the nine months ended September 30, 2011, an increase of $9.1 million, or 0.6%. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2012 and 2011 were 85.3% and 85.2%, respectively. Details of net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$763,380	48.3%	$829,114	52.7%	(7.9)%
Marine	518,064	32.7%	451,524	28.7%	14.7%
Specialty	301,302	19.0%	293,022	18.6%	2.8%
Total	$1,582,746	100.0%	$1,573,660	100.0%	0.6%

Validus Re. Validus Re net premiums written for the nine months ended September 30, 2012 were $915.2 million compared to $908.0 million for the nine months ended September 30, 2011, an increase of $7.2 million or 0.8%.  Details of Validus Re net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$597,404	65.2%	$617,495	68.0%	(3.3)%
Marine	231,254	25.3%	207,880	22.9%	11.2%
Specialty	86,564	9.5%	82,598	9.1%	4.8%
Total	$915,222	100.0%	$907,973	100.0%	0.8%

The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 86.9% and 85.8% for the nine months ended September 30, 2012 and 2011, respectively.

 AlphaCat. AlphaCat net premiums written for the nine months ended September 30, 2012 were $21.6 million compared to $77.1 million for the nine months ended September 30, 2011, a decrease of $55.4 million or 72.0%. Details of AlphaCat net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$21,607	100.0%	$77,050	100.0%	(72.0)%
Total	$21,607	100.0%	$77,050	100.0%	(72.0)%

The decrease in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the nine months ended September 30, 2012 and 2011.

Talbot. Talbot net premiums written for the nine months ended September 30, 2012 were $645.9 million compared to $588.6 million for the nine months ended September 30, 2011, an increase of $57.3 million or 9.7%. Details of Talbot net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$144,369	22.4%	$134,569	22.9%	7.3%
Marine	286,810	44.4%	243,644	41.4%	17.7%
Specialty	214,738	33.2%	210,424	35.7%	2.1%
Total	$645,917	100.0%	$588,637	100.0%	9.7%

The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2012 and 2011 were 77.1% and 75.6%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the nine months ended September 30, 2012 was $(208.8) million compared to $(259.9) million for the nine months ended September 30, 2011, an increase of $51.0 million or 19.6%.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(262,223)	$(330,077)	20.6%
Change in prepaid reinsurance premiums	53,407	70,214	(23.9)%
Net change in unearned premiums	$(208,816)	$(259,863)	19.6%

Validus Re. Validus Re net change in unearned premiums for the nine months ended September 30, 2012 was $(177.2) million compared to $(194.5) million for the nine months ended September 30, 2011, an increase of $17.3 million, or 8.9%.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(215,041)	$(236,518)	9.1%
Change in prepaid reinsurance premiums	37,826	41,989	(9.9)%
Net change in unearned premiums	$(177,215)	$(194,529)	8.9%

Validus Re net change in unearned premiums has increased for the nine months ended September 30, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

AlphaCat. AlphaCat net change in unearned premiums for the nine months ended September 30, 2012 was $(9.8) million compared to $(37.6) million for the nine months ended September 30, 2011, an increase of $27.8 million or 73.8%.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(9,832)	$(37,595)	73.8%
Net change in unearned premiums	$(9,832)	$(37,595)	73.8%

AlphaCat net change in unearned premiums has increased for the nine months ended September 30, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the nine months ended September 30, 2012 as compared to nine months ended September 30, 2011.

Talbot. Talbot net change in unearned premiums for the nine months ended September 30, 2012 was $(21.8) million compared to $(27.7) million for the nine months ended September 30, 2011, an increase of $6.0 million or 21.5%.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(37,350)	$(55,964)	33.3%
Change in prepaid reinsurance premiums	15,581	28,225	(44.8)%
Net change in unearned premiums	$(21,769)	$(27,739)	21.5%

Talbot net change in unearned premiums has increased for the nine months ended September 30, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net Premiums Earned

Net premiums earned for the nine months ended September 30, 2012 were $1,373.9 million compared to $1,313.8 million for the nine months ended September 30, 2011, an increase of $60.1 million or 4.6%. Details of net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$615,885	44.9%	$654,777	49.8%	(5.9)%
Marine	462,268	33.6%	370,423	28.2%	24.8%
Specialty	295,777	21.5%	288,597	22.0%	2.5%
Total	$1,373,930	100.0%	$1,313,797	100.0%	4.6%

Validus Re. Validus Re net premiums earned for the nine months ended September 30, 2012 were $738.0 million compared to $713.4 million for the nine months ended September 30, 2011, an increase of $24.6 million or 3.4%. Details of Validus Re net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$475,926	64.5%	$495,192	69.4%	(3.9)%
Marine	193,929	26.3%	153,820	21.6%	26.1%
Specialty	68,152	9.2%	64,432	9.0%	5.8%
Total	$738,007	100.0%	$713,444	100.0%	3.4%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

AlphaCat. AlphaCat net premiums earned for the nine months ended September 30, 2012 were $11.8 million compared to $39.5 million for the nine months ended September 30, 2011, a decrease of $27.7 million or 70.2%. Details of AlphaCat net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$11,775	100.0%	$39,455	100.0%	(70.2)%
Total	$11,775	100.0%	$39,455	100.0%	(70.2)%

The decrease in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Talbot. Talbot net premiums earned for the nine months ended September 30, 2012 were $624.1 million compared to $560.9 million for the nine months ended September 30, 2011, an increase of $63.3 million or 11.3%. Details of Talbot net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$128,184	20.5%	$120,130	21.4%	6.7%
Marine	268,339	43.0%	216,603	38.6%	23.9%
Specialty	227,625	36.5%	224,165	40.0%	1.5%
Total	$624,148	100.0%	$560,898	100.0%	11.3%

During the nine months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class.  This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. In addition, there was a review of the estimates of earned premium which resulted in a $11.0 million increase in gross and net earned premium primarily in respect of facility and longer duration policies. Increases in previously written premium income also contributed to an increase in net earned premium of $26.1 million, driven mainly by the energy, cargo and marine energy and liability lines, offset by small decreases in other lines.

The increase in net premiums earned in the property and specialty lines is consistent with the relevant patterns of net premiums written influencing the earned premiums for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Losses and Loss Expenses

Losses and loss expenses for the nine months ended September 30, 2012 were $541.1 million compared to $909.6 million for the nine months ended September 30, 2011, a decrease of $368.4 million or 40.5%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the nine months ended September 30, 2012 and 2011 were 39.4% and 69.2%, respectively. Details of loss ratios by line of business are provided below.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percentage Point Change
Property	25.8%	86.1%	(60.3)%
Marine	55.0%	65.1%	(10.1)%
Specialty	43.4%	36.2%	7.2%
All lines	39.4%	69.2%	(29.8)%

Details of loss ratios by line of business and period of occurrence are provided below.

	Nine Months Ended September 30,
	2012	2011	Percentage Point Change
Property - current period - excluding items below	27.6%	26.4%	1.2
Property - current period - notable losses	6.6%	67.7%	(61.1)
Property - change in prior accident years	(8.4)%	(8.0)%	(0.4)
Property - loss ratio	25.8%	86.1%	(60.3)

Marine - current period - excluding notable losses	45.4%	48.4%	(3.0)
Marine - current period - notable losses	16.2%	25.1%	(8.9)
Marine - change in prior accident years	(6.6)%	(8.4)%	1.8
Marine - loss ratio	55.0%	65.1%	(10.1)

Specialty - current period - excluding notable losses	47.8%	44.9%	2.9
Specialty - current period - notable losses	7.6%	1.7%	5.9
Specialty - change in prior accident years	(12.0)%	(10.4)%	(1.6)
Specialty — loss ratio	43.4%	36.2%	7.2

All lines - current period - excluding notable losses	38.0%	36.6%	1.4
All lines - current period - notable losses	10.0%	41.2%	(31.2)
All lines - change in prior accident years	(8.6)%	(8.6)%	—
All lines - loss ratio	39.4%	69.2%	(29.8)

Validus Re. Validus Re losses and loss expenses for the nine months ended September 30, 2012 were $244.3 million compared to $533.4 million for the nine months ended September 30, 2011, a decrease of $289.1 million or 54.2%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 33.1% and 74.8% for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, Validus Re incurred losses of $297.1 million related to current year losses and $52.8 million of favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 7.2 percentage points. For the nine months ended September 30, 2011, Validus Re incurred losses of $594.9 million related to current year losses and $61.5 million of favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2011, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 8.6 percentage points.

For the nine months ended September 30, 2012, Validus Re incurred $120.2 million of losses from notable loss events, which represented 16.3 percentage points of the loss ratio. Net of reinstatement premiums of $24.4 million, the effect of these events on Validus Re segment income was a decrease of $95.8 million. For the nine months ended September 30, 2011, Validus Re incurred $414.7 million of losses from notable loss events, which represented 58.1 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $47.5 million, the effect of these events on Validus Re segment income was a decrease of $367.2 million. Validus Re segment loss ratios excluding, notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the nine months ended September 30, 2012 and 2011 were 24.0% and 25.3%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Nine Months Ended September 30,
	2012	2011	Percentage Point Change
Property - current period excluding notable losses	18.4%	20.3%	(1.9)
Property - current period - notable losses	8.2%	72.3%	(64.1)
Property - change in prior accident years	(8.3)%	(8.9)%	0.6
Property - loss ratio	18.3%	83.7%	(65.4)

Marine - current period excluding notable losses	35.4%	43.0%	(7.6)
Marine - current period - notable losses	30.5%	37.0%	(6.5)
Marine - change in prior accident years	(3.7)%	(6.5)%	2.8
Marine - loss ratio	62.2%	73.5%	(11.3)

Specialty - current period excluding notable losses	30.4%	20.4%	10.0
Specialty - current period - notable losses	32.3%	—	32.3
Specialty - change in prior accident years	(9.1)%	(11.3)%	2.2
Specialty — loss ratio	53.6%	9.1%	44.5

All lines - current period excluding notable losses	24.0%	25.3%	(1.3)
All lines - current period - notable losses	16.3%	58.1%	(41.8)
All lines - change in prior accident years	(7.2)%	(8.6)%	1.4
All lines - loss ratio	33.1%	74.8%	(41.7)

For the nine months ended September 30, 2012, Validus Re property lines losses and loss expenses included $126.6 million related to current year losses and $39.5 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a decrease in loss estimates on attritional losses and the Chilean earthquake. For the nine months ended September 30, 2011, Validus Re property lines losses and loss expenses included $458.7 million related to current year losses and $44.3 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was attributable to lower than expected claims development.

For the nine months ended September 30, 2012, Validus Re property lines incurred $39.1 million of losses from notable loss events, which represented 8.2 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. For the nine months ended September 30, 2011, Validus Re property lines incurred $357.8 million of losses from notable loss events, which represented 72.3 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the nine months ended September 30, 2012 and 2011 were 18.4% and 20.3%, respectively.

For the nine months ended September 30, 2012, Validus Re marine lines losses and loss expenses included $127.7 million related to current year losses and $7.1 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development is due primarily to a reduction in loss estimates on attritional losses, partially offset by an increase in the loss estimate on Deepwater Horizon. For the nine months ended September 30, 2011, Validus Re marine lines losses and loss expenses included $123.1 million related to current year losses and $10.0 million of favorable loss reserve development relating to prior accident years.

For the nine months ended September 30, 2012, Validus Re marine lines incurred $59.1 million of losses from notable loss events, which represented 30.5 percentage points of the marine lines loss ratio. For the nine months ended September 30, 2011, Validus Re marine lines incurred $56.9 million of losses from notable loss events, which represented 37.0 percentage points of the marine lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the nine months ended September 30, 2012 and 2011 were 35.4% and 43.0%, respectively.

For the nine months ended September 30, 2012, Validus Re specialty lines losses and loss expenses included $42.8 million related to current year losses and $6.2 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. For the nine months ended September 30, 2011, Validus Re specialty lines losses and loss expenses included $13.1 million related to current year losses and $7.3 million of favorable loss reserve development relating to prior accident years.

For the nine months ended September 30, 2012, Validus Re specialty lines incurred $22.0 million of losses from notable loss events, which represented 32.3 percentage points of the specialty lines loss ratio, excluding reserve for potential development on notable loss events. For the nine months ended September 30, 2011, Validus Re specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and  prior year loss reserve development, for the nine months ended September 30, 2012 and 2011 were 30.4% and 20.4%, respectively.

AlphaCat. The AlphaCat segment did not incur any losses and loss expenses for the nine months ended September 30, 2012 and 2011.

     Talbot. Talbot losses and loss expenses for the nine months ended September 30, 2012 were $296.9 million compared to $376.2 million for the nine months ended September 30, 2011, a decrease of $79.3 million or 21.1%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 47.6% and 67.1% for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, Talbot incurred losses of $361.8 million related to current year losses and $65.0 million of favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 10.4 percentage points. For the nine months ended September 30, 2011, Talbot incurred losses of $428.0 million related to current year losses and $51.8 million in favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2011, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 9.2 percentage points.

For the nine months ended September 30, 2012, Talbot incurred $17.8 million of losses from notable loss events, which represented 2.8 percentage points of the loss ratio. Including the impact of reinstatement premiums of ($4.8) million, the effect of these events on Talbot segment income was a decrease of $22.5 million. For the nine months ended September 30, 2011, Talbot incurred $126.4 million of losses from notable loss events, which represented 22.5 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the nine months ended September 30, 2012 and 2011 were 55.2% and 53.8%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Nine Months Ended September 30,
	2012	2011	Percentage Point Change
Property - current period excluding items below	63.8%	59.8%	4.0
Property - current period - notable losses	1.4%	71.0%	(69.6)
Property - change in prior accident years	(9.4)%	(6.5)%	(2.9)
Property - loss ratio	55.8%	124.3%	(68.5)

Marine - current period excluding items below	52.7%	52.3%	0.4
Marine - current period - notable losses	5.8%	16.7%	(10.9)
Marine - change in prior accident years	(8.8)%	(9.8)%	1.0
Marine - loss ratio	49.7%	59.2%	(9.5)

Specialty - current period excluding items below	53.1%	51.9%	1.2
Specialty - current period - notable losses	0.2%	2.2%	(2.0)
Specialty - change in prior accident years	(12.9)%	(10.1)%	(2.8)
Specialty — loss ratio	40.4%	44.0%	(3.6)

All lines - current period excluding items below	55.2%	53.8%	1.4
All lines - current period - notable losses	2.8%	22.5%	(19.7)
All lines - change in prior accident years	(10.4)%	(9.2)%	(1.2)
All lines - loss ratio	47.6%	67.1%	(19.5)

For the nine months ended September 30, 2012, Talbot property lines losses and loss expenses include $83.5 million related to current year losses and $12.0 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to $8.4 million lower than expected development on attritional claims throughout the period. For the nine months ended September 30, 2011, Talbot property lines losses and loss expenses included $157.2 million related to current year losses and $7.9 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development.

For the nine months ended September 30, 2012, Talbot property lines incurred $1.8 million of losses from notable loss events, which represented 1.4 percentage points of the property lines loss ratio. For the nine months ended September 30, 2011, Talbot's property lines incurred $85.3 million of losses from notable loss events, which represented 71.0 percentage points of the property lines loss ratio. Talbot property lines loss ratio, excluding notable loss events and prior year loss reserve development for the nine months ended September 30, 2012 and 2011 were 63.8% and 59.8%, respectively.

For the nine months ended September 30, 2012, Talbot marine lines losses and loss expenses included $157.0 million related to current year losses and $23.6 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to $18.9 million lower than expected development on attritional claims during the period and a $6.2 million release of reserves on prior known large losses. For the nine months ended September 30, 2011, Talbot marine lines losses and loss expenses included $149.4 million related to current year losses and $21.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development.

For the nine months ended September 30, 2012, Talbot marine lines incurred $15.6 million of losses from notable loss events, which represented 5.8 percentage points of the marine lines loss ratio. For the nine months ended September 30, 2011, Talbot's marine lines incurred $36.2 million of losses from notable loss events, which represented 16.7 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development, for the nine months ended September 30, 2012 and 2011 were 52.7% and 52.3%, respectively.

For the nine months ended September 30, 2012, Talbot specialty lines losses and loss expenses included $121.3 million relating to current year losses and $29.4 million of favorable loss reserve development relating to prior accident years. The prior year favorable reserve development was due primarily to $15.5 million lower than expected development on attritional claims during the period and an $8.9 million release of reserves on prior known large losses. For the nine months ended September 30, 2011, Talbot specialty lines losses and loss expenses included $121.4 million relating to current year losses and $22.7 million of favorable loss reserve development relating to prior accident years. The prior year favorable reserve development was primarily due to lower than expected claims development.

For the nine months ended September 30, 2012, Talbot specialty lines incurred $0.4 million of losses from notable loss events, which represented 0.2 percentage points of the specialty lines loss ratio. For the nine months ended September 30, 2011, Talbot's specialty lines incurred $4.9 million of losses from notable loss events, which represented 2.2 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the nine months ended September 30, 2012 and 2011 were 53.1% and 51.9%, respectively.

Reserves for Losses and Loss expenses

At September 30, 2012, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the nine months ended September 30, 2012.

	As at September 30, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$703,961	$402,457	$1,106,418
Marine	462,535	417,743	880,278
Specialty	235,365	340,543	575,908
Total	$1,401,861	$1,160,743	$2,562,604

	As at September 30, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$592,993	$373,264	$966,257
Marine	403,537	390,819	794,356
Specialty	197,166	287,573	484,739
Total	$1,193,696	$1,051,656	$2,245,352

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,350,849	$10,000	$1,377,561	$(107,267)	$2,631,143
Losses recoverable	(95,509)	—	(384,243)	107,267	(372,485)
Net reserves at period beginning	1,255,340	10,000	993,318	—	2,258,658

Incurred losses- current year	297,051	—	361,833	—	658,884
Change in prior accident years	(52,765)	—	(64,983)	—	(117,748)
Incurred losses	244,286	—	296,850	—	541,136

Foreign exchange	6,007	—	8,931	—	14,938
Paid losses	(327,444)	—	(241,936)	—	(569,380)
Net reserves at period end	1,178,189	10,000	1,057,163	—	2,245,352
Losses recoverable	38,371	—	365,405	(86,524)	317,252
Gross reserves at period end	$1,216,560	$10,000	$1,422,568	$(86,524)	$2,562,604

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the nine months ended September 30, 2012, favorable loss reserve development on prior accident years was $117.7 million of which, $52.8 million related to the Validus Re segment and $65.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 8.6 percentage points for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, favorable loss reserve development on prior accident years was $113.3 million, of which, $61.5 million related to the Validus Re segment and $51.8 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 8.6 percentage points for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, the Company incurred $138.0 million of losses from notable loss events, which represented 10.0 percentage points of the loss ratio. Net of $19.6 million of reinstatement premiums, the effect of these events on net income was a decrease of $118.3 million. For the nine months ended September 30, 2011, the Company incurred $541.1 million of losses from notable loss events, which represented 41.2 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $41.0 million of reinstatement premiums, the effect of these events on net income was a decrease of $500.2 million. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the nine months ended September 30, 2012 and 2011 was 38.0% and 36.6%, respectively.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Validus Re ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section of the Company's Annual Report on Form 10‐K.

As of December 31, 2011 the reserve for potential development on 2010 and 2011 notable loss events was $18.6 million and $78.0 million, respectively. During the nine months ended September 30, 2012, the Company increased certain loss estimates and allocated $18.6 million of the 2010 reserve and $54.6 million of the 2011 reserve to the Deepwater Horizon, Danish flood, Thailand floods, Tohoku earthquake and Christchurch earthquake. The 2011 notable loss events, principally the Tohoku earthquake, the Christchurch earthquake and the Thailand floods continued to experience adverse development as shown in the reserves for notable loss events roll forward table. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. Given the potential that one or some of the 2011 notable loss events eligible for potential allocation from the 2011 RDE may experience adverse development, rather than all deteriorating proportionately, an addition to the 2011 RDE of $27.9 million was made. As at September 30, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $nil and $51.3 million for a total of $51.3 million.

For disclosure purposes, only those notable loss events which had an initial ultimate loss estimate above $15.0 million are disclosed separately and included in the reserves for notable loss roll forward table. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table. The Company increased the threshold for disclosure for notable losses effective January 1, 2011, from $5.0 million to $15.0 million.

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's)

2010 NOTABLE LOSS EVENTS		Year Ended December 31, 2010			Year Ended December 31, 2011			Nine Months Ended September 30, 2012
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE (f)	31-Dec-10	Unfavorable (b)	of RDE (f)	31-Dec-11	Unfavorable (b)	of RDE (f)	30-Sept-12
Chilean earthquake	293,116	2,548	19,242	314,906	(14,449)	—	300,457	(15,154)	—	285,303
Deepwater Horizon (e)	44,101	737	—	44,838	3	14,769	59,610	12,985	18,618	91,213
New Zealand earthquake	28,685	1,167	16,614	46,466	(297)	—	46,169	33	—	46,202
Queensland floods	25,000	—	—	25,000	(17,966)	—	7,034	(2,500)	—	4,534
Melbourne hailstorm	18,200	2,644	—	20,844	293	—	21,137	—	—	21,137
Windstorm Xynthia	12,558	(11,177)	—	1,381	(220)	—	1,161	—	—	1,161
Political violence loss	12,500	—	—	12,500	2,195	—	14,695	—	—	14,695
Aban Pearl	10,500	20	—	10,520	272	—	10,792	—	—	10,792
Satellite failure	8,786	—	—	8,786	(810)	—	7,976	—	—	7,976
Perth hailstorm	8,390	—	—	8,390	1,063	—	9,453	—	—	9,453
Oklahoma windstorm	7,677	29	—	7,706	(841)	—	6,865	1	—	6,866
Bangkok riots	7,500	4,159	—	11,659	1,055	—	12,714	(173)	—	12,541
Hurricane Karl	6,313	—	—	6,313	—	—	6,313	(4,320)	—	1,993
Financial institutions loss	5,487	—	—	5,487	95	—	5,582	—	—	5,582
Political risk loss	5,000	349	—	5,349	(3,828)	—	1,521	—	—	1,521
Total 2010 Notable Loss Events	493,813	476	35,856	530,145	(33,435)	14,769	511,479	(9,128)	18,618	520,969

				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-10			31-Dec-11			30-Sept-12
Chilean earthquake			120,549	194,357		103,847	76,061		22,664	38,243
Deepwater Horizon (e)			45,152	(314)		(34,881)	49,339		5,562	75,380
New Zealand earthquake			—	46,466		1,254	44,915		6,870	38,078
Queensland floods			—	25,000		—	7,034		77	4,457
Melbourne hailstorm			7,163	13,681		11,611	2,363		1,092	1,271
Windstorm Xynthia			111	1,270		369	681		37	644
Political violence loss			—	12,500		—	14,695		—	14,695
Aban Pearl			7,346	3,174		2,418	1,028		162	866
Satellite failure			5,206	3,580		2,234	536		(1)	537
Perth hailstorm			5,339	3,051		3,751	363		258	105
Oklahoma windstorm			4,054	3,652		2,047	764		27	738
Bangkok riots			(1)	11,660		7,500	5,215		—	5,042
Hurricane Karl			—	6,313		—	6,313		8	1,985
Financial institutions loss			57	5,430		3,039	2,486		69	2,417
Political risk loss			7	5,342		1,514	—		—	—
Total 2010 Notable Loss Events			194,983	335,162		104,703	211,793		36,825	184,458

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's) CONTINUED

2011 NOTABLE LOSS EVENTS		Year Ended December 31, 2011			Nine Months Ended September 30, 2012
		Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-11	Unfavorable (b)	of RDE	30-Sept-12
Tohoku earthquake	148,926	37,963	29,788	216,677	(3,565)	16,342	229,454
Thailand floods	54,148	—	—	54,148	10,589	14,260	78,997
Gryphon Alpha	52,434	9,151	—	61,585	127	—	61,712
Cat 46	43,806	18,553	—	62,359	108	—	62,467
Christchurch earthquake	41,881	16,854	20,212	78,947	1,426	16,358	96,731
Hurricane Irene	32,451	3	—	32,454	(7,027)	—	25,427
Cat 48	31,481	9,190	—	40,671	5,615	—	46,286
Brisbane floods	31,023	4,848	—	35,871	(805)	—	35,066
CNRL Horizon (g)	19,500	(8,706)	—	10,794	558	—	11,352
Danish flood	19,429	5,987	—	25,416	2,566	7,665	35,647
Jupiter 1	15,008	(73)	—	14,935	(168)	—	14,767
Total 2011 Notable Loss Events	490,087	93,770	50,000	633,857	9,424	54,625	697,906

				Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-11			30-Sept-12
Tohoku earthquake			59,100	157,577		82,749	87,605
Thailand floods			1,748	52,400		10,116	67,133
Gryphon Alpha			8,686	52,899		14,198	38,828
Cat 46			51,429	10,930		(786)	11,824
Christchurch earthquake			(42)	78,989		(384)	97,157
Hurricane Irene			8,669	23,785		3,077	13,681
Cat 48			19,934	20,737		12,880	13,472
Brisbane floods			16,151	19,720		10,507	8,408
CNRL Horizon (g)			5,600	5,194		5,746	6
Danish flood			7,872	17,544		12,255	15,520
Jupiter 1			14,342	593		231	194
Total 2011 Notable Loss Events			193,489	440,368		150,589	353,828

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's) CONTINUED

2012 NOTABLE LOSS EVENTS		Nine Months Ended September 30, 2012
		Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	30-Sept-12
Costa Concordia	76,197	(3,515)	—	72,682
Cat 67	22,713	5,330	—	28,043
U.S. drought	22,021	—	—	22,021
Hurricane Isaac	15,209	—	—	15,209
Total 2012 Notable Loss Events	136,140	1,815	—	137,955

		Nine Months Ended September 30, 2012
				Closing
				Reserve (d)
Notable Loss			Paid Loss	30-Sept-12
Costa Concordia			10,373	62,309
Cat 67			11,029	17,014
U.S. drought			—	22,021
Hurricane Isaac			—	15,209
Total 2012 Notable Loss Events			21,402	116,553

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.

(e)	Net movement in 2011 impacted by recognition of recoveries under retrocessional contracts.

(f)	As at September 30, 2012, the Company has allocated all of the 2010 RDE.

(g)	As at September 30, 2012, the Company has concluded that CNRL Horizon and Jupiter 1 no longer remains eligible for potential allocations from the 2011 RDE.

RESERVE FOR DEVELOPMENT ON EVENTS	Reserve for potential development on 2010 notable loss events	Reserve for potential development on 2011 notable loss events	Reserve for potential development on 2012 notable loss events	Total Reserve for potential development on notable loss events
	($ in 000's)	($ in 000's)	($ in 000's)	($ in 000's)
As at December 31, 2009	—			—
Reserve for potential development additions	69,242			69,242
Reserve for potential development allocations (a)	(35,856)			(35,856)
Reserve for potential development releases	—			—
As at December 31, 2010 (b)	33,386	—	—	33,386

Reserve for potential development additions	—	128,000		128,000
Reserve for potential development allocations (a)	(14,769)	(50,000)		(64,769)
Reserve for potential development releases	—	—		—
As at December 31, 2011 (b)	18,617	78,000	—	96,617

Reserve for potential development additions (c)	—	27,926	—	27,926
Reserve for potential development allocations (a)	(18,617)	(54,626)	—	(73,243)
Reserve for potential development releases	—	—	—	—
As at September 30, 2012 (b)	—	51,300	—	51,300

(a)
During the year ended December 31, 2010, $19,242 was allocated to the Chilean earthquake and $16,614 was allocated to the New Zealand earthquake from the 2010 reserve for development on notable loss events.

During the year ended December 31, 2011, $14,769 was allocated to Deepwater Horizon from the 2010 reserve for development on notable loss events. During the same period $29,788 was allocated to the Tohoku earthquake and $20,212 was allocated to the Christchurch earthquake from the 2011 reserve for development on notable loss events.

During the nine months ended September 30, 2012, $18,618 was allocated to Deepwater Horizon from the 2010 reserve for development on notable loss events. During the same period $16,342 was allocated to the Tohoku earthquake, $16,358 was allocated to the Christchurch earthquake, $7,665 was allocated to the Danish flood and $14,260 was allocated to the Thailand floods.

(b)
Notable losses for the year ended December 31, 2010 included Chilean earthquake, Melbourne hailstorm, Windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, Political risk loss, Hurricane Karl, Queensland floods, Political violence loss, Satelite failure and Financial institution loss.

Notable losses for the year ended December 31, 2011 included Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods, Hurricane Irene and Thailand floods. As at September 30, 2012, the Company has concluded that CNRL Horizon and Jupiter 1 no longer remains eligible for potential allocations from the 2011 RDE.

Notable losses for the nine months ended September 30, 2012 included Costa Concordia, Cat 67, U.S. drought and Hurricane Isaac.

(c)
The 2011 notable loss events, principally the Tohoku earthquake, the Christchurch earthquake and the Thailand floods continued to experience adverse development as shown in the notable loss roll forward table. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. Given the potential that one or some of the 2011 notable loss events eligible for potential allocation from the 2011 RDE may experience adverse development, rather than all deteriorating proportionately, an addition to the 2011 RDE of $27.9 million was made.

(d)
The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section of the Company's Annual Report on Form 10-K.

Policy Acquisition Costs

Policy acquisition costs for the nine months ended September 30, 2012 were $252.9 million compared to $232.9 million for the nine months ended September 30, 2011, an increase of $20.0 million or 8.6%. Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 18.4% and 17.7%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$77,825	30.8%	12.6%	$85,508	36.7%	13.1%	(9.0)%
Marine	111,285	44.0%	24.1%	82,242	35.3%	22.2%	35.3%
Specialty	63,774	25.2%	21.6%	65,181	28.0%	22.6%	(2.2)%
Total	$252,884	100.0%	18.4%	$232,931	100.0%	17.7%	8.6%

Validus Re. Validus Re policy acquisition costs for the nine months ended September 30, 2012 were $113.7 million compared to $115.4 million for the nine months ended September 30, 2011, a decrease of $1.7 million or 1.5%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$68,419	60.1%	14.4%	$71,159	61.7%	14.4%	(3.9)%
Marine	33,817	29.8%	17.4%	33,266	28.8%	21.6%	1.7%
Specialty	11,423	10.1%	16.8%	10,930	9.5%	17.0%	4.5%
Total	$113,659	100.0%	15.4%	$115,355	100.0%	16.2%	(1.5)%

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the nine months ended September 30, 2012 and 2011 were 15.4% and 16.2%, respectively. The policy acquisition cost ratio on the marine line has decreased by 4.2 percentage points due to an increase in reinstatement premiums that attract little or no policy acquisition costs.

AlphaCat. AlphaCat policy acquisition costs for the nine months ended September 30, 2012 were $1.2 million compared to $4.6 million for the nine months ended September 30, 2011, a decrease of $3.4 million or 74.3%.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$1,185	100.0%	10.1%	$4,615	100.0%	11.7%	(74.3)%
Total	$1,185	100.0%	10.1%	$4,615	100.0%	11.7%	(74.3)%

 Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 10.1% and 11.7%, respectively.

Talbot. Talbot policy acquisition costs for the nine months ended September 30, 2012 were $142.2 million compared to $116.2 million for the nine months ended September 30, 2011, an increase of $26.0 million or 22.4%. Details of Talbot policy acquisition costs by line of business are provided below.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$11,466	8.0%	8.9%	$12,761	11.0%	10.6%	(10.1)%
Marine	78,313	55.1%	29.2%	49,101	42.3%	22.7%	59.5%
Specialty	52,402	36.9%	23.0%	54,312	46.7%	24.2%	(3.5)%
Total	$142,181	100.0%	22.8%	$116,174	100.0%	20.7%	22.4%

Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 22.8% and 20.7%, respectively. During the nine months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class.  This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact.  The effect on the policy acquisition cost ratio was an increase of 4.1 percentage points for the nine months ended September 30, 2012.

 General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 were $198.6 million compared to $145.2 million for the nine months ended September 30, 2011, an increase of $53.3 million or 36.7%.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$48,332	24.3%	$32,947	22.7%	46.7%
AlphaCat	5,521	2.8%	4,122	2.8%	33.9%
Talbot	100,910	50.8%	82,396	56.8%	22.5%
Corporate & Eliminations (a)	43,794	22.1%	25,779	17.7%	69.9%
Total	$198,557	100.0%	$145,244	100.0%	36.7%

(a)  Corporate and Eliminations includes legal entity adjustments.

General and administrative expenses of $198.6 million in the nine months ended September 30, 2012 represents 14.5 percentage points of the expense ratio. Share compensation expenses are discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the nine months ended September 30, 2012 were $48.3 million compared to $32.9 million for the nine months ended September 30, 2011, an increase of $15.4 million or 46.7%. General and administrative expenses have increased primarily due to an increase in performance bonus expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Other contributing factors to the increase in general and administrative expense include an increase in rent and office expenses due to the Bermuda office refurbishment. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 6.6% and 4.6%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the nine months ended September 30, 2012 were $5.5 million compared to $4.1 million for the nine months ended September 30, 2011, an increase of $1.4 million or 33.9%. General and administrative expenses have increased primarily due to an increase in salaries and benefits and performance bonus expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Other contributing factors to the increase in general and administrative expenses include an increase in business and rating agency fees. AlphaCat's general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2012 and

2011 were 46.8% and 10.4%, respectively. The AlphaCat segment general and administrative ratio has been impacted by the reduction in net premiums earned as a greater proportion of the segment's revenues are generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the nine months ended September 30, 2012 were $100.9 million compared to $82.4 million for the nine months ended September 30, 2011, an increase of $18.5 million or 22.5%. General and administrative expenses have increased primarily due to an increase in performance bonus expense. Talbot's general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 16.1% and 14.7%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the nine months ended September 30, 2012 were $43.8 million compared to $25.8 million for the nine months ended September 30, 2011, an increase of $18.0 million or 69.9%. General and administrative expenses have increased primarily due to an increase in performance bonus expense and professional fees. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the nine months ended September 30, 2012 were $19.6 million compared to $27.1 million for the nine months ended September 30, 2011, a decrease of $7.5 million or 27.6%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$5,914	30.2%	$7,118	26.3%	(16.9)%
AlphaCat	195	1.0%	74	0.3%	163.5%
Talbot	5,347	27.3%	6,648	24.6%	(19.6)%
Corporate & Eliminations (a)	8,127	41.5%	13,219	48.8%	(38.5)%
Total	$19,583	100.0%	$27,059	100.0%	(27.6)%

a)	Corporate and Eliminations includes legal entity adjustments.

Share compensation expenses of $19.6 million in the nine months ended September 30, 2012 represent 1.4 percentage points of the general and administrative expense ratio. The decrease in share compensation expenses of $7.5 million is due to a reversal of $1.4 million of expenses related to performance shares based on a review of current and projected performance criteria, reduced expenses of $1.5 million on the non-qualified options which fully vested in May 2012 and reduced expenses of $0.7 million on the IPO restricted shares which fully vested on July 24, 2012. In addition, the share compensation expenses of $27.1 million for the nine months ended September 30, 2011 included $2.2 million of expenses on the employee seller shares and $1.1 million of Talbot restricted share awards which fully vested on July 2, 2011.

Validus Re. Validus Re share compensation expenses for the nine months ended September 30, 2012 were $5.9 million compared to $7.1 million for the nine months ended September 30, 2011, a decrease of $1.2 million or 16.9%. Share compensation expense as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 0.8% and 1.0%, respectively.

AlphaCat. AlphaCat share compensation expense as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 1.7% and 0.2%, respectively.

Talbot. Talbot share compensation expenses for the nine months ended September 30, 2012 was $5.3 million compared to $6.6 million for the nine months ended September 30, 2011, a decrease of $1.3 million or 19.6%. Share compensation expense as a percent of net premiums earned for the nine months ended September 30, 2012 and 2011 were 0.9% and 1.2%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the nine months ended September 30, 2012 were $8.1 million compared to $13.2 million for the nine months ended September 30, 2011, a decrease of $5.1 million or 38.5%.

 Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2012 and 2011.

Consolidated	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percentage point change
Losses and loss expenses ratio	39.4%	69.2%	(29.8)
Policy acquisition costs ratio	18.4%	17.7%	0.7
General and administrative expenses ratio (a)	15.9%	13.1%	2.8
Expense ratio	34.3%	30.8%	3.5
Combined ratio	73.7%	100.0%	(26.3)

Validus Re	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percentage point change
Losses and loss expenses ratio	33.1%	74.8%	(41.7)
Policy acquisition costs ratio	15.4%	16.2%	(0.8)
General and administrative expenses ratio (a)	7.4%	5.6%	1.8
Expense ratio	22.8%	21.8%	1.0
Combined ratio	55.9%	96.6%	(40.7)

AlphaCat	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percentage point change
Losses and loss expenses ratio	0.0%	0.0%	—
Policy acquisition costs ratio	10.1%	11.7%	(1.6)
General and administrative expenses ratio (a)	48.5%	10.6%	37.9
Expense ratio	58.6%	22.3%	36.3
Combined ratio	58.6%	22.3%	36.3

Talbot	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percentage point change
Losses and loss expenses ratio	47.6%	67.1%	(19.5)
Policy acquisition costs ratio	22.8%	20.7%	2.1
General and administrative expenses ratio (a)	17.0%	15.9%	1.1
Expense ratio	39.8%	36.6%	3.2
Combined ratio	87.4%	103.7%	(16.3)

(a)	Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the nine months ended September 30, 2012 and 2011 were 15.9% and 13.1%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$198,557	14.5%	$145,244	11.0%
Share compensation expenses	19,583	1.4%	27,059	2.1%
Total	$218,140	15.9%	$172,303	13.1%

Underwriting Income (Loss)

Underwriting income for the nine months ended September 30, 2012 was $361.8 million compared to an underwriting (loss) of $(1.0) million for the nine months ended September 30, 2011, an increase of $362.8 million or 35,954.3%.

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Sub-total	Nine Months Ended September 30, 2011	% of Sub-total	% Change
Validus Re	$325,816	79.5%	$24,622	70.8%	1,223.3%
AlphaCat	4,874	1.2%	30,644	88.1%	(84.1)%
Talbot	78,860	19.3%	(20,490)	(58.9)%	484.9%
Sub total	409,550	100.0%	34,776	100.0%	1,077.7%
Corporate & Eliminations (a)	(47,780)		(35,785)		(33.5)%
Total	$361,770		$(1,009)		35,954.3%

(a)	Corporate and Eliminations includes legal entity adjustments.

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

(Dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Underwriting income (loss)	$361,770	$(1,009)
Net investment income	79,134	84,216
Other income	22,209	2,201
Finance expenses	(39,347)	(41,297)
Net realized gains on investments	22,749	23,177
Net unrealized gains (losses) on investments	53,442	(22,150)
(Loss) from investment affiliate	(558)	—
Foreign exchange gains (losses)	3,617	(22,390)
Transaction expenses	(3,784)	(13,583)
Tax (expense)	(1,886)	(1,050)
Income from operating affiliates	13,194	—
Net income	$510,540	$8,115

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

Net Investment Income

Net investment income for the nine months ended September 30, 2012 was $79.1 million compared to $84.2 million for the nine months ended September 30, 2011, a decrease of $5.1 million or 6.0%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the nine months ended September 30, 2012 and 2011 are as provided below.

(Dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% Change
Fixed maturities and short-term investments	$79,450	$84,243	(5.7)%
Cash and cash equivalents	5,536	5,132	7.9%
Securities lending income	9	31	(71.0)%
Total gross investment income	84,995	89,406	(4.9)%
Investment expenses	(5,861)	(5,190)	(12.9)%
Net investment income	$79,134	$84,216	(6.0)%

Annualized effective investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.73% and 1.87% for the nine months ended September 30, 2012 and 2011, respectively, and the average duration of the portfolio at September 30, 2012 was 1.61 years (December 31, 2011 - 1.63 years).

Other Income

Other income for the nine months ended September 30, 2012 was $22.2 million compared to $2.2 million for the nine months ended September 30, 2011, an increase of $20.0 million or 909.0%. The primary component of other income for the nine months ended September 30, 2012 is $19.9 million in underwriting and performance fees the AlphaCat segment earned from business written by AlphaCat Re 2011 and AlphaCat Re 2012. AlphaCat Re 2011 was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

Finance Expenses

Finance expenses for the nine months ended September 30, 2012 were $39.3 million compared to $41.3 million for the nine months ended September 30, 2011, a decrease of $2.0 million or 4.7%. Finance expenses include interest, the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	% Change
2006 Junior Subordinated Deferrable Debentures	$4,729	$8,272	(42.8)%
2007 Junior Subordinated Deferrable Debentures	7,072	9,086	(22.2)%
2010 Senior Notes due 2040	16,792	16,791	0.0%
Credit facilities	10,530	4,821	118.4%
AlphaCat Re 2011 fees (a)	—	2,112	(100.0)%
Talbot FAL Facility	93	215	(56.7)%
Talbot other interest	131	—	NM
Finance expenses	$39,347	$41,297	(4.7)%

(a) Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

NM: Not Meaningful

The decrease in finance expenses of $2.0 million for the nine months ended September 30, 2012 due primarily to a $5.5 million decrease in interest paid on the 2006 and 2007 Junior Subordinated Deferrable Debentures. The basis of repayment for the 2006 Junior Subordinated Deferrable Debentures was changed effective June 15, 2011, from a fixed interest rate of 9.069% to three month LIBOR plus 355 basis points. The basis of repayment for the 2007 Junior Subordinated Deferrable Debentures was changed effective June 15, 2012, from a fixed interest rate of 8.480% to three month LIBOR plus 295 basis points. Additionally there was a $2.1 million reduction in the AlphaCat Re 2011 preferred dividend. These decreases were offset by a $5.7 million increase in credit facility fees due to closing fees on the renewal of the credit facilities and the acceleration of fees expensed on the credit facilities that expired during the year.

Tax (Expense)

Tax expense for the nine months ended September 30, 2012 was $(1.9) million compared to $(1.1) million for the nine months ended September 30, 2011, an increase in expense of $0.8 million or 79.6%.

The Company provides for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. The Company is registered in Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not taxed on any Bermuda income or capital gains and has received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, the Company will be exempt from those taxes until March 31, 2035.

Within the segment information contained in the Financial Statements, gross premiums written allocated to the territory of coverage exposure are presented for the periods indicated. Gross premiums written allocated to the United States are written primarily through Validus Reinsurance, Ltd., a Bermuda Registered Reinsurance Company. As noted, under current Bermuda law, the Company is not taxed on any Bermuda income and therefore the premium disclosed in the segment information does not correlate to pre-tax income generated in the United States.

Income From Operating Affiliates

Income from operating affiliates for the nine months ended September 30, 2012, was $13.2 million compared to $nil for the nine months ended September 30, 2011, an increase of $13.2 million or 100%. For the nine months ended September 30, 2012 income from operating affiliates includes $10.3 million in equity earnings relating to AlphaCat Re 2011 and $2.9 million in equity earnings relating to AlphaCat Re 2012.

In the second quarter of 2011, AlphaCat Re 2011 was included in the consolidated results of the Company, therefore there was no comparative information for the nine months ended September 30, 2011. As at September 30, 2012, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the nine months ended September 30, 2012.

AlphaCat Re 2012 was formed on May 29, 2012 therefore there was no comparative information for the nine months ended September 30, 2011. As at September 30, 2012, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the nine months ended September 30, 2012.

Net Realized Gains on Investments

Net realized gains on investments for the nine months ended September 30, 2012 were $22.7 million compared to $23.2 million for the nine months ended September 30, 2011, a decrease of $0.4 million or 1.8%.

Net Unrealized Gains (Losses) on Investments

Net unrealized gains on fixed maturity and short term investments for the nine months ended September 30, 2012 were $41.1 million compared to losses of ($20.6) million for the nine months ended September 30, 2011, an increase of $61.7 million or 299.5% . The net unrealized gains for the nine months ended September 30, 2012 were a result of increased market appetite for corporate credit.

Net unrealized gains on other investments for the nine months ended September 30, 2012 were $12.3 million compared to losses of ($1.6) million for the nine months ended September 30, 2011, an increase of $13.9 million.Net Unrealized gains for the nine months ended September 30, 2012 were driven primarily by $12.1 million unrealized gains relating to the hedge fund investments. The amount of net unrealized gains attributable to noncontrolling interest was $10.9 million for the nine months ended September 30, 2012, leaving a net impact to the Company of $1.2 million.

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

(Loss) From Investment Affiliate

The loss from investment affiliate for the nine months ended September 30, 2012 was $0.6 million as compared to $nil for the nine months ended September 30, 2011, a decrease of $0.6 million or 100%. The loss from investment affiliate relates to the loss incurred in the Company's investment in the Aquiline Financial Services Fund II L.P. for the nine months ended September 30, 2012 . The Company did not hold this investment as of September 30, 2011.

Foreign Exchange Gains (Losses)

Foreign exchange gains for the nine months ended September 30, 2012 were $3.6 million compared to losses of ($22.4) million for the nine months ended September 30, 2011, a favorable movement of $26.0 million or 116.2%. For the nine months ended September 30, 2012, Validus Re recognized foreign exchange gains of $2.5 million and Talbot recognized foreign exchange gains of $1.3 million.

For the nine months ended September 30, 2012, Validus Re segment foreign exchange gains were $2.5 million compared to foreign exchange losses of ($19.3) million for the nine months ended September 30, 2011, a favorable movement of $21.8 million or 112.7%. Validus Re currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-USD currencies. Consequently, Validus Re aims to have a limited exposure to foreign exchange fluctuations. The $2.5 million gain for the nine months ended September 30, 2012 primarily occurred as a result of the British pound sterling and Japanese yen strengthening during the period. In the nine months ended September 30, 2011 a foreign exchange loss occurred as a result of the Company having liabilities in both New Zealand dollars and Japanese yen during a period when both of these currencies strengthened against the U.S. dollar and a $5.5 million loss on a forward contract to hedge currency movements in Chilean pesos.

For the nine months ended September 30, 2012, Talbot segment foreign exchange gains were $1.3 million compared to losses of ($2.6) million for the nine months ended September 30, 2011, a favorable movement of $4.0 million or 150.7%. The favorable movement in Talbot foreign exchange for the nine months ended September 30, 2012 was due primarily to the strengthening of British pound sterling against the U.S. dollar, as compared to British pound sterling weakening against the U.S. dollar during the nine months ended September 30, 2011.

At September 30, 2012, Talbot's balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $106.8 million and $21.6 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $76.4 million and $8.7 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

 Net (Income) Attributable to Noncontrolling Interest

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity and therefore owns 10.0% of PaCRe. The net income attributable to noncontrolling interest of $11.4 million for the nine months ended September 30, 2012 was calculated as 90.0% of the net income in PaCRe for the period.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights up to December 23, 2011 when AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re common shares to one of the third party investors. As a result of these transactions, the Company's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at September 30, 2012. For the nine months ended September 30, 2011 the Company recorded $14.1 million in net income attributable to noncontrolling interest relating to AlphaCat Re 2011.

Other Non-GAAP Financial Measures

In presenting the Company's results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), managed gross premiums written, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled "Financial Measures." A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled "Underwriting Income (Loss)." A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, income (loss) from investment affiliates, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the nine months ended September 30, 2012 and 2011 in the section above entitled "Results of Operations." Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-U.S. dollar denominated balances are unrelated to our underlying business.
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at September 30, 2012 and December 31, 2011.

	As at September 30, 2012
	(unaudited)
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,633,853	93,494,391		$38.87

Diluted book value per common share
Total shareholders' equity available to Validus	3,633,853	93,494,391
Assumed exercise of outstanding warrants	116,822	6,652,550	$17.56
Assumed exercise of outstanding stock options	37,745	1,823,947	$20.69
Unvested restricted shares	—	2,468,053
Diluted book value per common share	$3,788,420	104,438,941		$36.27

	As at December 31, 2011
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,448,425	99,471,080		$34.67

Diluted book value per common share
Total shareholders' equity available to Validus	3,448,425	99,471,080
Assumed exercise of outstanding warrants	121,445	6,916,677	$17.56
Assumed exercise of outstanding stock options	45,530	2,263,012	$20.12
Unvested restricted shares	—	3,340,729
Diluted book value per common share	$3,615,400	111,991,498		$32.28

The following tables present reconciliations of total gross premiums written to total managed gross premiums written, the most comparable U.S. GAAP financial measure, at September 30, 2012 and June 30, 2011.

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
	September 30,	September 30,	September 30,	September 30,
	2012	2011(a)	2012	2011(a)

Total gross premiums written	$390,215	$391,129	$1,854,593	$1,846,412
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	7,604	—	94,309	—
Gross premiums written on behalf of AlphaCat Re 2012	1,658	—	32,216	—
Total managed gross premiums written	$399,477	$391,129	$1,981,118	$1,846,412

(a) Total gross premiums written for the three and nine months ended September 30, 2011 included $18.8 million and $61.4 million of gross premiums written from AlphaCat Re 2011, which was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

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

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities. Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company's total investment portfolio. Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable. The movement in net cash provided by operating activities, net cash (used in) investing activities, net cash provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2012 and 2011 is provided in the following table.

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	% Change
Net cash provided by operating activities	$483,025	$469,903	2.8%
Net cash (used in) investing activities	(444,835)	(277,970)	(60.0)%
Net cash provided by financing activities	114,345	51,971	120.0%
Effect of foreign currency rate changes on cash and cash equivalents	20,450	(8,662)	(336.1)%
Net increase in cash	$172,985	$235,242	(26.5)%

During the nine months ended September 30, 2012, net cash provided by operating activities of $483.0 million was driven primarily by net income of $510.5 million, a $262.2 million increase in unearned premiums, partially offset by a $132.3 million increase in premiums receivable and an $81.0 million decrease in reserve for losses and loss expenses. Net cash used in investing activities of $444.8 million was driven primarily by a net purchase of investments of $828.1 million partially offset by $385.6 million in proceeds on maturities of investments. Net cash provided by financing activities of $114.3 million was driven primarily by the third party investment in noncontrolling interest of $450.1 million, partially offset by share repurchases of $259.7 million and a payment of $81.4 million in quarterly dividends.

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

As at September 30, 2012, the Company's portfolio was composed of fixed income investments including short-term investments, agency securities and sovereign securities amounting to $5,688.4 million or 85.0% of total cash and investments. Details of the Company's debt and financing arrangements at September 30, 2012 are provided below.

(Dollars in thousands)	Maturity Date / Term	Outstanding (a)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	318,506
$500,000 bi-lateral secured letter of credit facility	Evergreen	88,191
Talbot FAL Facility (b)	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 10, 2013	—
IPC Bi-Lateral Facility	December 31, 2012	51,009
Total		$1,022,506

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Capital Resources

Shareholders' equity at September 30, 2012 was $4,095.3 million.

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

On November 1, 2012, the Company announced a quarterly cash dividend of $0.25 per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable, payable on December 28, 2012 to holders of record on December 14, 2012.

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

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company repurchased 43.1 million shares at a cost of $1,206.8 million under the share repurchase programs for the period November 4, 2009 through November 5, 2012. The Company has $122.3 million remaining under its authorized share repurchase program at November 5, 2012.

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

 The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	September 30, 2012
Validus Reinsurance, Ltd. (consolidated), excluding Validus Re Americas, Ltd.	$3,290,111
Validus Re Americas, Ltd. (formerly IPCRe, Ltd.)	132,610
AlphaCat Reinsurance, Ltd.	854
Total Validus Reinsurance, Ltd. (consolidated)	3,423,575
Noncontrolling interest in PacRe, Ltd.	461,486
Talbot Holdings, Ltd.	764,422
Other subsidiaries	2,737
Other, net	(20,018)
Total consolidated capitalization	4,632,202
Senior notes payable	(247,063)
Debentures payable	(289,800)
Total shareholders' equity	$4,095,339

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of November 6, 2012:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	BBB+
Senior debt	bbb	BBB+	Baa2	BBB
Subordinated debt	bbb-	BBB-	Baa3	BB+
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Stable	Positive

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A-
Issuer credit rating	a-	—	—	—
Outlook on ratings	Stable	Stable	Stable	Positive

Talbot
Financial strength rating applicable to all Lloyds syndicates	A	A+	—	A+

(a)      The A.M. Best ratings were most recently upgraded on February 6, 2012
(b)      The S&P ratings were upgraded to the levels noted above on August 28, 2012
(c)       All Moody's ratings were most recently affirmed on December 29, 2011
(d)       All Fitch ratings were most recently affirmed on November 7, 2011

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company's borrowings and credit facilities as at September 30, 2012.

(Dollars in thousands)	Commitments	Outstanding (a)
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	400,000	—
$525,000 syndicated secured letter of credit facility	525,000	318,506
$500,000 bi-lateral secured letter of credit facility	500,000	88,191
Talbot FAL Facility (b)	25,000	25,000
PaCRe senior secured letter of credit facility	10,000	—
IPC Bi-Lateral Facility	80,000	51,009
Total	$2,140,000	$1,022,506

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Substantially all of the fixed maturity investments held at September 30, 2012 were publicly traded. At September 30, 2012 the average duration of the Company's fixed maturity portfolio was 1.61 years (December 31, 2011: 1.63 years) and the average rating of the portfolio was A+ (December 31, 2011: AA-). At September 30, 2012, the total fixed maturity portfolio was $4,887.6 million (December 31, 2011: $4,894.1 million), of which $762.7 million (December 31, 2011: $882.9 million) were rated AAA.

On September 4, 2009, as part of the IPC Acquisition, the Company assumed IPC's investment portfolio containing $1,820.9 million of corporate bonds, $112.9 million of agency residential mortgage-backed securities, $234.7 million of equity mutual funds, $114.8 million fund of hedge funds and $11.0 million of equity mutual funds contained within a deferred compensation trust. On September 9, 2009, the Company realized a gain of $4.5 million on the disposition of $234.7 million of equity mutual funds. A redemption request for the fund of hedge funds has been submitted for value as at October 31, 2009. The redemption amounted to $89.4 million and the Company has received full proceeds. As of September 30, 2012, the Company held a fund of hedge fund side pocket of $4.5 million. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is indeterminable.

With the exception of the bank loan portfolio, the Company's investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody's or Standard & Poor's rating for each investment security. The Company's investment portfolio as at September 30, 2012, has $19.2 million of non-agency mortgage backed securities rated less than investment grade.

The other components of less than investment grade securities held by the Company at September 30, 2012 were $38.5 million of catastrophe bonds, $580.0 million of bank loans and $1.0 million of corporate bonds.

Cash and cash equivalents and investments in Talbot of $1,842.4 million at September 30, 2012 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2011: $1,686.6 million). Total cash and cash equivalents and investments in Talbot were $1,883.8 million at September 30, 2012 (December 31, 2011: $1,743.0 million).

Cash Flows

During the nine months ended September 30, 2012 and 2011, the Company generated net cash from operating activities of $483.0 million and $469.9 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

As of September 30, 2012 and December 31, 2011, the Company had cash and cash equivalents of $1,005.8 million and $832.8 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company's unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company's borrowings and credit facilities as at September 30, 2012, presented above.

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

We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect our ability to raise additional equity or debt financings, as well as other factors described herein;

•	adequacy of the Company’s and Flagstone's risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s and Flagstone's loss reserves;

•	continued availability of capital and financing;

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

•	the integration of Flagstone and other businesses we may acquire or new business ventures, including overseas offices, we may start;

•
accuracy of those estimates and judgments used in the preparation of the Company's and Flagstone's financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like the Company and Flagstone, are even more difficult to make than those made in a mature company because of limited historical information;

•	the effect on the Company’s and Flagstone's investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and the possible downgrade of U.S. securities by credit rating agencies and the resulting effect on the value of securities in the Company’s and Flagstone's investment portfolio, as well as other factors;

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

Additionally, the proposed transaction with Flagstone is subject to risks and uncertainties, including: (A) that the Company and Flagstone may be unable to complete the proposed transaction because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived; (B) uncertainty as to the timing of completion of the proposed transaction; (C) uncertainty as to the actual premium (if any) that will be realized by Flagstone shareholders in connection with the proposed transaction; and (D) failure to realize the anticipated benefits of the proposed transaction, including as a result of failure or delay in integrating Flagstone's businesses into the Company.

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

As at September 30, 2012, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $82.7 million. As at September 30, 2012, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.3% or approximately $65.5 million.

As at September 30, 2011, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $81.9 million. As at September 30, 2011, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.8% or approximately $43.3 million.

As at September 30, 2012, the Company held $825.6 million (December 31, 2011: $829.5 million), or 16.9% (December 31, 2011: 16.9%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company's reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of September 30, 2012, $849.9 million, or 10.0% of our total assets and $841.0 million, or 19.3% of our total liabilities were held in foreign currencies. As of September 30, 2012, $149.8 million, or 3.4% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of September 30, 2011, $744.4 million, or 9.3% of our total assets and $867.4 million, or 19.7% of our total liabilities were held in foreign currencies. As of September 30, 2011, $104.5 million, or 2.4% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date.

Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At September 30, 2012, 1.1% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.0% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2012, 96.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2011: 99.4%, rated A-).

Liquidity risk: Certain of the Company's investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.4% (December 31, 2011: 8.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At September 30, 2012, the Company had $1,376.4 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company's debt and financing arrangements at September 30, 2012 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	318,506
$500,000 bi-lateral secured letter of credit facility	Evergreen	88,191
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 10, 2013	—
IPC Bi-Lateral Facility	December 31, 2012	51,009
Total		$1,022,506

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

ITEM 1A.               RISK FACTORS

In addition to the risk factors set forth below, you should read and consider other risk factors specific to each of the Company’s and Flagstone Reinsurance Holdings, S.A. businesses described in Part I, Item 1A of each company’s Annual Report on Form 10-K for the year ended December 31, 2011 and other documents that have been filed with the SEC and all of which are incorporated by reference into the joint proxy statement/prospectus on Form S-4, filed with the SEC on September 20, 2012. If any of the risks described below or in the reports incorporated by reference into the joint proxy statement/prospectus on Form S-4, filed with the SEC on September 20, 2012 occurs, the respective businesses, financial results, financial conditions, operating results or share prices of the Company or Flagstone could be materially adversely affected.

Risk Factors Relating to the Mergers
As a result of the fixed exchange ratio and changes in the price of Validus common shares, Flagstone shareholders cannot be sure of the value of the merger consideration they will receive in the mergers.
Upon completion of the mergers, Flagstone shareholders will be entitled to receive 0.1935 Validus common shares, $2.00 in cash (less any applicable withholding taxes and without interest), plus cash in lieu of any fractional Validus common shares they would otherwise be entitled to receive, for each share of Flagstone owned by them immediately prior to the mergers. Because the exchange ratio is fixed at 0.1935 Validus common shares for each Flagstone share, the market value of the Validus common shares issued in consideration for Flagstone shares will depend upon the market price of Validus common shares. If the market price of Validus common shares declines, Flagstone shareholders would receive less value for their shares upon the completion of the mergers than the value calculated pursuant to the exchange ratio on the date the mergers were announced or as of the date of the proxy statement/prospectus or as of the date of the extraordinary general meeting. Neither Validus nor Flagstone is permitted to terminate the merger agreement or resolicit the vote of Flagstone shareholders solely because of changes in the market price of Validus common shares. Share price changes may result from a variety of factors that are beyond the companies’ control, including general market conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory conditions.
Because the mergers will not be completed until certain conditions have been satisfied or waived, a period of time, which may be significant, may pass between the date of the proxy statement/prospectus and the date of the extraordinary general meeting and/or the completion of the mergers. Therefore, at the time when you are asked to approve the merger proposal at the extraordinary general meeting, you will not know the exact market value of the Validus common shares that will be issued if the mergers are completed. Flagstone shareholders are urged to obtain market quotations for Validus common shares and Flagstone shares when they consider whether to vote in favor of the merger proposal at the extraordinary general meeting.
In connection with the mergers, Validus estimates that it will need to issue approximately 14,290,388 Validus common shares. The increase in the number of outstanding Validus common shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Validus common shares.

Validus and Flagstone must obtain governmental, regulatory and insurance department approvals to complete the mergers, which, if delayed or not granted, may jeopardize or delay the mergers, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the combination contemplated by the mergers.
The mergers are conditioned on the receipt or completion of all required authorizations, consents, orders and approvals of, or declarations or filings with, and the expiration of waiting periods required by, applicable governmental authorities, including without limitation, approvals not yet obtained from:

•	the Florida Office of Insurance Regulation; and

•	the Swiss Financial Market Supervisory Authority (FINMA).
If Validus and Flagstone do not receive these consents and approvals, then Validus and Flagstone will not be obligated to complete the mergers. The insurance regulatory agencies from which Validus will seek these consents and approvals generally have broad discretion in administering the applicable governing regulations. As a condition to their approval of the mergers, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Validus' business following the completion of the mergers. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of the mergers or may reduce the anticipated benefits of the combination contemplated by the merger agreement. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to the mergers will be satisfied, and, if all required consents and approvals are obtained and the conditions to the completion of the mergers are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. If Validus agrees to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any consents or approvals required to complete the mergers, these requirements, limitations, additional costs or restrictions could adversely affect Validus' ability to integrate the operations of Flagstone into Validus or reduce the anticipated benefits of the mergers contemplated by the merger agreement. This could have a material adverse effect on the business, financial condition and results of operations of Validus and the market value of Validus common shares after the completion of the mergers. In addition, a third party could attempt to intervene in any insurance filings made by Validus or otherwise object to the granting to

Validus of any such insurance consents or approvals, which may cause a delay in obtaining, or the imposition of material requirements, limitations, costs, divestitures or restrictions on, or the failure to obtain, any such consents or approvals.
The mergers are subject to other conditions that Validus and Flagstone cannot control. Failure to complete the mergers could negatively impact the share price of Validus and Flagstone and the future business and financial results of Validus and Flagstone.
The merger agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the mergers. There are no assurances that all of the conditions to the mergers will be so satisfied or waived. If the conditions to the mergers are not satisfied or waived, then Validus and Flagstone may be unable to complete the mergers.     In addition, the merger agreement may be terminated under certain circumstances, including if the conditions to the completion of the mergers are not satisfied or waived prior to the March 31, 2013 “walk-away date.” If the mergers are not completed, the ongoing business of Validus and Flagstone may be adversely affected as follows:

•
the attention of management of Validus and Flagstone will have been diverted to the mergers instead of being directed solely to each company’s own operations and the pursuit of other opportunities that could have been beneficial to such company;

•	Validus and/or Flagstone will have to pay certain costs relating to the mergers, which may include, as applicable, legal, accounting, financial advisory, filing and printing fees;
•	the potential decline in the market price of Validus or Flagstone shares;
•
the manner in which brokers, insurers, cedants and other third parties perceive Validus or Flagstone may be negatively impacted, which in turn could affect the ability of Validus or Flagstone to compete for or to write new business or obtain renewals in the marketplace;

•	the loss of time and resources; and
•	Flagstone may be required, in certain circumstances, to pay a termination fee of $24.16 million, or a fee in the amount of $6.0 million, as provided in the merger agreement.

Flagstone and Validus may waive certain of the conditions to the completion of the mergers without resoliciting or seeking Flagstone shareholder approval.
Each of the conditions to Flagstone’s or Validus’ obligations to complete the mergers may be waived, to the extent legally permissible, in whole or in part by Validus or Flagstone, as applicable. Flagstone’s board of directors will evaluate the materiality of any such waiver to determine whether resolicitation of proxies is necessary or, if Flagstone shareholders have approved the merger proposal, whether further shareholder approval is necessary. In the event that any such waiver is not determined to be significant enough to require resolicitation or additional approval of shareholders, the mergers may be completed without seeking any further shareholder approval. Notwithstanding the foregoing, Flagstone and Validus will recirculate and resolicit votes on the approval of the merger proposal in the event that, after the merger proposal is approved by Flagstone shareholders, either Validus or Flagstone waives the condition that each company will have received a tax opinion from its respective counsel that each of the mergers will be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code and the change in tax consequences is material. If either Flagstone or Validus waives this tax opinion condition before the merger proposal is approved by Flagstone shareholders but after the registration statement is declared effective by the SEC, Flagstone and Validus will publicly disclose this waiver to Flagstone shareholders.

Uncertainties associated with the mergers may cause a loss of management personnel and other key employees, which could adversely affect the future business, operations and financial results of Validus following the mergers.
Uncertainty about the effect of the proposed mergers on Flagstone’s employees and customers may have an adverse effect on Flagstone’s business. These uncertainties may impair Flagstone’s ability to attract, retain and motivate key personnel until the proposed mergers are completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Flagstone to seek to change existing business relationships with Flagstone. Employee retention may be particularly challenging during the pendency of the proposed mergers, as employees may experience uncertainty about their future roles with Validus following the completion of the mergers. If, despite Flagstone’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Validus, Flagstone’s business could be seriously harmed.

The merger agreement contains provisions that could discourage potential acquirors from making a competing proposal to acquire Flagstone.
The merger agreement contains detailed provisions that could discourage potential acquirors from making a competing proposal to acquire Flagstone, including (1) the restrictions on Flagstone’s and each of its subsidiaries’ ability to solicit, initiate or knowingly facilitate or encourage (including by providing non-public information) any effort or attempt to make or implement a competing proposal to acquire Flagstone, (2) the requirement that if the merger agreement is terminated under certain circumstances, Flagstone would be required to pay Validus a termination fee of either $24.16 million or a fee in the amount of $6.0 million depending upon the specific reason for termination and the surrounding circumstances, (3) the requirement that the merger proposal be submitted to a vote of Flagstone shareholders even if Flagstone’s board of directors withholds or withdraws (or modifies or qualifies in a manner adverse to Validus) its recommendation that Flagstone shareholders vote to approve the merger proposal and (4) the inability of Flagstone to terminate the merger agreement to enter into a superior proposal. As a result of these limitations, Flagstone may lose opportunities to enter into a more favorable transaction than the mergers.

The voting agreements may limit Flagstone’s ability to pursue alternatives to the mergers.
Certain shareholders of Flagstone have signed voting agreements committing them to vote any shares held by them, of record or beneficially, (1) in favor of approval of the merger proposal, (2) against any competing proposals, (3) against any amendments to Flagstone’s articles of incorporation that may materially impede, interfere with, delay, postpone or adversely affect in any manner the mergers or change in any manner the voting rights of any class of Flagstone’s share capital and (4) at Validus’ request and subject to certain limitations, in favor of any proposal that Flagstone’s board of directors has determined is reasonably necessary to facilitate the acquisition of Flagstone by Validus in accordance with the terms of the merger agreement. In addition, each shareholder party to the voting agreements has agreed to vote against any competing proposal for Flagstone for a “tail” period of 90 days following termination of the merger agreement under certain circumstances. Because signatories to the voting agreements have agreed to vote in favor of approval of the merger proposal and against any competing proposals, the voting agreements may have the effect of discouraging any takeover proposal for Flagstone. As of the close of business on October 5, 2012, the record date for the extraordinary general meeting, the shareholders party to the voting agreements owned or controlled in the aggregate, 16,000,000 Flagstone shares, which represented approximately 22.5% of the outstanding Flagstone shares at that time.

Flagstone will be subject to business uncertainties and contractual restrictions while the proposed mergers are pending, which could adversely affect Flagstone’s business.
The merger agreement requires Flagstone to act in the ordinary course of business and restricts Flagstone, without the consent of Validus, from taking specified actions until the proposed mergers occur or the merger agreement terminates. The restrictions may prevent Flagstone from pursuing otherwise attractive business opportunities and making other changes to its business that may arise before completion of the proposed mergers or, if the proposed mergers are abandoned, termination of the merger agreement.

The fairness opinion delivered by Evercore will not reflect changes in circumstances between signing the merger agreement and the completion of the mergers.
Flagstone’s board of directors has not obtained an updated fairness opinion as of the date of the proxy statement/prospectus from Evercore, Flagstone’s financial advisor. Changes in the operations and prospects of Validus or Flagstone, general market and economic conditions and other factors that may be beyond their control, and on which the fairness opinion was based, may alter the value of Validus or Flagstone or the prices of Validus common shares or Flagstone shares by the time the mergers are completed. The Evercore opinion does not speak as of the time the mergers will be completed or as of any date other than the date of the opinion. Because Flagstone does not anticipate asking Evercore to update its opinion, this opinion only addresses the fairness of the consideration for the mergers, from a financial point of view, at the time the merger agreement was executed.

The financial analyses and forecasts considered by Evercore and Flagstone’s board of directors may not be realized, which may adversely affect the market price of the Validus common shares following the mergers.
In performing its financial analysis and rendering its opinion that the merger consideration is fair, from a financial point of view, to Flagstone shareholders, Evercore reviewed, among other things, projected non-public financial statements and other projected non-public financial data prepared and furnished to it by Flagstone management. These projected non-public financial statements and other projected non-public financial data were prepared by the management of Flagstone and were also considered by Flagstone’s board of directors. None of the projected non-public financial statements and other projected non-public financial data was prepared with a view toward public disclosure or compliance with the published guidelines of the SEC or the American Institute of Certified Public Accountants regarding projections and forecasts. These projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Validus and Flagstone. Accordingly, there can be no assurance that Flagstone’s financial condition or results of operations will not be significantly worse than those set forth in such projected non-public financial statements and other projected non-public financial data. Significantly worse financial results could have a material adverse effect on the market price of Flagstone shares prior to the completion of the mergers or the Validus common shares following the completion of the mergers.

Flagstone’s counterparties may acquire certain rights in connection with the completion of the mergers, which could negatively affect Validus following the mergers.
Flagstone is party to numerous contracts, treaties, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a “change in control” of Flagstone or its subsidiaries. The definition of “change in control” varies from contract to contract, ranging from a narrow to a broad definition, and in some cases, the “change in control” provisions may be implicated by the mergers. If a change in control occurs, a ceding company may be permitted to cancel contracts on a cut-off or run-off basis, and Flagstone may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute a contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, Flagstone may be required to return unearned premiums, net of commissions. In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements or be funded by securities held or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves typically would be considered a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.
Whether a ceding company would have cancellation rights in connection with the mergers depends upon the language of its agreement with Flagstone. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of Validus following the mergers, the extent to which such ceding company currently has reinsurance coverage with Validus’ affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and Validus’ ratings following the mergers. Neither Validus nor Flagstone can presently predict the effects, if any, if the mergers are deemed to constitute a change in control under certain of its contracts and other arrangements, including the extent to which cancellation rights would be exercised, if at all, or the effect on Validus’ financial condition, results of operations, or cash flows following the mergers, but such effect could be material.

Some of Flagstone’s executive officers and directors have financial interests in the completion of the mergers that are different from, or in addition to, those of other Flagstone shareholders. Therefore, some of Flagstone’s directors may have a conflict of interest in recommending the proposals being voted on at the extraordinary general meeting.
Certain of Flagstone’s directors and executive officers have financial interests in the mergers that are different from, or are in addition to, the interests of Flagstone shareholders generally. Flagstone’s board of directors was aware of and considered these interests, among other matters, in evaluating and negotiating the merger agreement and the mergers, and in approving and recommending to Flagstone shareholders that they approve the merger proposal.
The interests of Flagstone’s non-employee directors include the right to receive the share unit consideration with respect to the directors’ RSUs.

The interests of Flagstone’s executive officers include the rights to:
•	accelerated vesting and receipt of the share unit consideration with respect to the executive officers’ PSUs, calculated assuming attainment of all applicable performance goals at the maximum level;
•
with respect to Flagstone’s executive officers other than Messrs. Slade and Fawcett, certain contractual severance payments in the event of a qualifying termination of employment following the mergers;

•	with respect to Messrs. Brown, Flitman, Swayne, Fawcett and Slade, certain statutory severance payments in the event of a termination of employment following the mergers;
•
continued employment during a specified notice period following termination of employment or, with respect to Flagstone’s executive officers other than Messrs. Boisvert and Traimond, payment of base salary in lieu of such notice;

•	accelerated payment of the executive officer’s guaranteed minimum 2012 bonus in the event of a qualifying termination of employment following the mergers and prior to December 31, 2012; and
•
solely with respect to Mr. Brown, the Leyton Limited Warrant to acquire 630,194 Flagstone shares, which, pursuant to the merger agreement, will be amended at the effective time of the second-step merger such that, upon payment during the exercise period (which runs from December 1, 2013 to December 31, 2013) of the exercise price as of the completion of the mergers, subject to adjustments (if any) pursuant to the terms of the Leyton Limited Warrant, the Leyton Limited Warrant will be converted into the right to receive the $2.00 in cash and 0.1935 Validus common shares, on a per share basis for each of the Flagstone shares subject to the Leyton Limited Warrant (the Leyton Limited Warrant will have value during the exercise period only if the value of the merger consideration during the exercise period is greater than the Leyton Limited Warrant’s exercise price, which, as of the date of the proxy statement/prospectus, is $13.96 per Flagstone share).

Flagstone’s board of directors and executive officers also have the right to indemnification and insurance coverage that will survive the completion of the mergers.
Flagstone shareholders will have reduced ownership and voting interests after the mergers and will exercise less influence over the management of Validus than they currently exercise over the management of Flagstone.
After the completion of the mergers, Flagstone shareholders will own in the aggregate a significantly smaller percentage of Validus than they currently own of Flagstone. Following completion of the mergers, Flagstone shareholders are expected to own approximately 12.0% of the outstanding Validus common shares on a pro forma fully-diluted basis. Consequently, Flagstone shareholders as a group will have less influence over the management and policies of Validus than they currently exercise over the management and policies of Flagstone.
The Validus common shares to be received by Flagstone shareholders as a result of the mergers will have different rights from Flagstone shares.
Following completion of the mergers, Flagstone shareholders will no longer be shareholders of Flagstone, a Luxembourg joint stock corporation (societé anonyme), but will instead be shareholders of Validus, a Bermuda exempted company. There will be important differences between your current rights as a Flagstone shareholder and the rights to which you will be entitled as a shareholder of Validus, in part because the laws of Bermuda differ from the laws of Luxembourg.

Each of Validus and Flagstone will be exposed to underwriting and other business risks during the period that each party’s business continues to be operated independently from the other.
Until the completion of the mergers, each of Validus and Flagstone will operate independently from the other in accordance with such party’s distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, Flagstone may assume risks that Validus would not have assumed for itself, accept premiums that, in Validus’ judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to Validus’ investment policies or otherwise make business decisions or take on exposure that, while consistent with Flagstone’s general business approach and practices, are not the same as those of Validus. Significant delays in completing the mergers will materially increase the risk that Flagstone will operate its business in a manner that differs from how the business would have been conducted by Validus.
Risk Factors Relating to Flagstone’s Business
You should read and consider carefully other risk factors specific to Flagstone’s businesses that will also affect Validus after the mergers, described in Part I, Item 1A of Flagstone’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other documents that have been filed by Flagstone with the SEC.

Risk Factors Relating to Validus’ Business
You should read and consider carefully other risk factors specific to Validus’ businesses that will also affect Validus after the mergers, described in Part I, Item 1A of the Validus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other documents that have been filed by Validus with the SEC.
Risk Factors Relating to Validus Following the Mergers
Future results of Validus may differ materially from the Unaudited Condensed Consolidated Pro Forma Combined Financial Information of Validus presented in the proxy statements/prospectuses filed with the SEC.
The future results of Validus following the completion of the mergers may be materially different from those shown in the Unaudited Condensed Consolidated Pro Forma Combined Financial Information filed by Validus with the SEC, which show only a combination of Validus’ and Flagstone’s historical results after giving effect to the mergers. Validus has estimated that it will record approximately $20.0 million in transaction expenses, as described in the notes to the Unaudited Condensed Consolidated Pro Forma Combined Financial Information filed by Validus with the SEC. In addition, the mergers and post-merger integration process may give rise to unexpected liabilities and costs, including costs associated with the defense and resolution of possible litigation or other claims. Unexpected delays in completing the mergers or in connection with the post-merger integration process may significantly increase the related costs and expenses incurred by Validus and Flagstone.

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

The Company has repurchased approximately 43.1 million common shares for an aggregate purchase price of $1,206.8 million from the inception of the share repurchase program to November 5, 2012. The Company has $122.3 million remaining under its authorized share repurchase program as of November 5, 2012.

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

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at June 30, 2012				Quarter ended
Effect of share repurchases:	(cumulative)	July	August	September	September 30, 2012
Aggregate purchase price (a)	$1,168,422	$22,805	$15,618	$—	$38,423
Shares repurchased	41,963,429	$696,347	$478,281	$—	$1,174,628
Average price (a)	$27.84	$32.75	$32.65	$—	$32.71
Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					2.42
Diluted EPS - Quarter (c)					0.63

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at September 30, 2012	As at
Effect of share repurchases:	(cumulative)	November 5, 2012	Cumulative to Date Effect
Aggregate purchase price (a)	$1,206,845	$—	$1,206,845
Shares repurchased	43,138,057	—	43,138,057
Average price (a)	$27.98	$—	$27.98

(a) Share transactions are on a trade date basis through November 5, 2012 and are inclusive of commissions.  Average share price is rounded to two decimal places.

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

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description
Exhibit 2.1
Agreement and Plan of Merger, dated August 30, 2012, by and among Validus Holdings, Ltd., Validus UPS, Ltd., Flagstone Reinsurance Holdings, S.A. and Flagstone Reinsurance Holdings (Bermuda) Limited (Incorporated by reference from the Company's Current Report on Form 8-K filed on September 4, 2012).

Exhibit 10.1*	Amendment No. 1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of August 1, 2012.

Exhibit 10.2*	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Lixin Zeng dated as of November 1, 2012.

Exhibit 10.3
Amendment Letter, dated as of August 30, 2012, relating to a $25 million Standby Letter of Credit Facility dated as of 28 November 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger, as amended (Incorporated by reference from the Company's Current Report on Form 8-K filed on September 4, 2012).

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	November 6, 2012	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	November 6, 2012	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
President and Chief Financial Officer