Form 10-K
period 2012-12-31
VALIDUS HOLDINGS LTD
filed 2013-02-15
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $2,077.0 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2012. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 13, 2013, there were 107,468,544 outstanding Common Shares, $0.175 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”

PART I
All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 1.    Business
Overview
Validus Holdings, Ltd. (the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. Our initial investor, which we refer to as our founding investor, is Aquiline Capital Partners LLC, a private equity firm dedicated to investing in financial services companies. Other sponsoring investors included private equity funds managed by Goldman Sachs Capital Partners, Vestar Capital Partners, New Mountain Capital and Merrill Lynch Global Private Equity. The Company conducts its operations worldwide through three operating segments which have been determined under U.S. GAAP segment reporting, Validus Reinsurance, Ltd. (“Validus Re”), Talbot Holdings Ltd. (“Talbot”) and AlphaCat Managers, Ltd. ("AlphaCat"). The Company provides reinsurance, insurance and insurance linked securities management. Validus Re is a Bermuda based reinsurer focused on short tail lines of reinsurance. Talbot is the Bermuda parent of the specialty insurance group primarily operating within the Lloyd's insurance market through Syndicate 1183.  AlphaCat is a Bermuda based investment adviser, managing third-party capital in insurance linked securities and other investments in the property catastrophe reinsurance space.
We seek to establish ourselves as a leader in the global insurance and reinsurance markets. Our principal operating objective is to use our capital efficiently by underwriting primarily short-tail insurance and reinsurance contracts with superior risk and return characteristics. Our primary underwriting objective is to construct a portfolio of short-tail insurance and reinsurance contracts which maximizes our return on equity subject to prudent risk constraints on the amount of capital we expose to any single event. We manage our risks through a variety of means, including contract terms, portfolio selection, diversification criteria, including geographic diversification criteria, and proprietary and commercially available third-party vendor catastrophe models.
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

•	Building a risk analytics staff comprised of over 40 experts, many of whom have PhDs and Masters degrees in related fields;

•	Developing Validus Capital Allocation and Pricing System (“VCAPS”), a proprietary computer-based system for modeling, pricing, allocating capital and analyzing catastrophe-exposed risks;

•	Acquiring all of the outstanding shares of Talbot Holdings Ltd. on July 2, 2007;

•	Completing an initial public offering (“IPO”) on July 30, 2007;

•	Acquiring all of the outstanding shares of IPC Holdings Ltd. (“IPC”) on September 4, 2009;

•	Raising $185.0 million of initial capital for AlphaCat Re 2011, Ltd. (“AlphaCat Re 2011”) on May 25, 2011 and a further $71.0 million of additional capital on December 23, 2011;

•	Raising $500.0 million of capital for PaCRe, Ltd. ("PaCRe") a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance, on April 2, 2012;

•	Raising $70.0 million of capital for AlphaCat Re 2012, Ltd. (“AlphaCat Re 2012”) on May 29, 2012;

•	Acquiring all of the outstanding shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") on November 30, 2012;

•
Raising $230.0 million of capital for Alpha Cat 2013, Ltd. ("AlphaCat 2013") on December 17, 2012 and receiving $219.4 million of third party subscriptions for AlphaCat Insurance Linked Securities ("ILS") Funds;

•
Increasing the annual dividend by 20% from $1.00 to $1.20 per common share and per common share equivalent and announcing a $2.00 special dividend per common share and per common share equivalent on February 6, 2013; and

•
Repurchasing approximately 43.7 million common shares for an aggregate purchase price of $1,227.1 million and paying and aggregate amount of $467.6 million in dividends from inception of the Company to February 13, 2013.

Our Operating Subsidiaries
The following chart shows how our Company and its principal operating subsidiaries are organized.

For a complete list of the Company’s subsidiaries, see Exhibit 21.

(a)	AlphaCat Re 2012 and AlphaCat 2013 are non-consolidated operating affiliates.
Operating Segments
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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone, strengthening the Company's leading property catastrophe reinsurance and short-tail specialty insurance platform. The primary lines in which Flagstone conducted business were property catastrophe reinsurance, property pro rata and per-risk excess and short tail specialty and casualty reinsurance such as aviation, energy, personal accident and health, satellite, marine and workers' compensation catastrophe. For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.
The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$771,617	68.2%	$786,937	70.6%	$778,794	71.5%
Marine	257,469	22.7%	232,401	20.9%	227,135	20.8%
Specialty	102,873	9.1%	95,155	8.5%	83,514	7.7%
Total	$1,131,959	100.0%	$1,114,493	100.0%	$1,089,443	100.0%
Property:    Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.
Property catastrophe:    Property catastrophe reinsurance provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2012 were $598.0 million.
Property per risk:    Property per risk reinsurance provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Per risk excess of loss reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property per risk coverages are generally written on an excess of loss basis, which provides the reinsured protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2012 were $59.3 million.
Property pro rata:    Property pro rata contracts require that the reinsurer share the premiums as well as the losses and loss expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2012 were $114.2 million.
Marine:    Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis and on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2012 were $257.5 million.
Specialty:    Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace and aviation, agriculture, financial lines of business, terrorism, life, accident & health, nuclear, workers’

compensation, crisis management, contingency, motor and technical lines. The Company seeks to underwrite other specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace line of business, which has a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2012 were $102.9 million.
AlphaCat: The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees. AlphaCat Managers, Ltd. ("AlphaCat Managers"), formed in 2008, is a core element within the Validus Group strategic initiative to expand into capital market activities by participating in the market for Insurance Linked Securities ("ILS"). ILS are financial instruments whose fundamental value is determined by insurance losses caused by natural catastrophes such as major earthquakes and hurricanes. As the returns of ILS are primarily driven by natural catastrophes, when carefully structured, they are generally uncorrelated with the overall financial market, making ILS an attractive asset class for capital market investors.
AlphaCat helps investors take full advantage of this uncorrelated asset class through various funds and sidecars, accessing the market via AlphaCat Reinsurance Ltd., a Bermuda provider of fully collateralized property catastrophe reinsurance and retrocession capacity. AlphaCat invests in private reinsurance transactions, as well as catastrophe bonds, a common type of ILS issued by insurance and reinsurance companies. AlphaCat leverages the Validus Group’s extensive business sourcing, underwriting, research and analytic capabilities to construct ILS portfolios subject to prudent risk constraints.
During the first quarter of 2012, to better align the Company’s operating and reporting structure with its current strategy, there was a change in the Company's segment structure. This change included the AlphaCat group of companies as a separate operating segment. The AlphaCat segment was included as an additional segment and includes AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, PaCRe and other affiliated investment funds. Prior period comparatives have been restated to reflect the change in segmentation.
Talbot:  On July 2, 2007, the Company acquired all of the outstanding shares of Talbot. Talbot is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s insurance market through Syndicate 1183. The acquisition of Talbot provided the Company with significant benefits in terms of product line and geographic diversification as well as offering the Company broader access to underwriting expertise. Similar to Validus Re, Talbot writes primarily short-tail lines of business but, as a complement to Validus Re, focuses mostly on insurance, as opposed to reinsurance risks, and on specialty lines where Validus Re currently has limited or no presence (e.g., war, financial institutions, contingency, accident and health). In addition, Talbot provides the Company with access to the Lloyd’s marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States. Talbot’s team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding the Company’s short-tail insurance franchise.
The Company has expanded and diversified its business through Syndicate 1183’s access to Lloyd’s license agreements with regulators around the world. Talbot Underwriting Risk Services Ltd., Talbot Underwriting Services, (U.S.) Ltd., Talbot Underwriting (MENA) Ltd., Validus Reaseguros, Inc., Validus Re Chile S.A. and Talbot Risk Services Pte, Ltd., act as approved Lloyd’s coverholders for Syndicate 1183.
The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$324,910	30.2%	$306,317	30.2%	$314,769	32.1%
Marine	396,207	36.7%	341,821	33.7%	315,102	32.1%
Specialty	357,519	33.1%	365,984	36.1%	351,202	35.8%
Total	$1,078,636	100.0%	$1,014,122	100.0%	$981,073	100.0%
Property:    The main sub-classes within property are international and North American direct and facultative contracts, onshore energy, lineslips and binding authorities together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance though there is a modest personal lines component. The business is short-tail with premiums for reinsurance and, direct and facultative business, substantially earned within 12 months and premiums for lineslips and binding authorities substantially earned within 12 months of the expiry of the contract. Gross premiums written on property business during the year ended December 31, 2012 were $324.9 million, including $86.3 million of treaty reinsurance.

Marine:    The main types of business within marine are hull, cargo, energy, marine and energy liabilities, yachts and marinas and other treaty. Hull consists primarily of ocean going vessels and cargo and covers worldwide risks. Energy covers a variety of oil and gas industry risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sector. Each of the sub-classes within marine has a different profile of contracts written—some, such as energy, derive up to 36.1% of their business through writing facultative contracts while others, such as cargo, only derive 21.9% through this method. Each of the sub-classes also has a different geographical risk allocation. Most business written is short-tail enabling a quicker and more accurate picture of expected profitability than is the case for long-tail business. The marine and energy liability account, which makes up $60.3 million of the $396.2 million of gross premiums written during the year ended December 31, 2012, is the primary long-tail class in this line. The business written is mainly on a direct and facultative basis with a small element written on a reinsurance basis either as excess of loss reinsurance or proportional reinsurance.
Specialty:    This class consists of war (comprising marine & aviation war, political risks and political violence, including war on land), financial institutions, contingency, bloodstock, accident and health, airlines and aviation treaty. With the exception of aviation treaty, most of the business written under the specialty accounts is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on specialty business during the year ended December 31, 2012 were $357.5 million.
War:    The marine & aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond. The attritional losses on the account are traditionally low but the account can be affected by large individual losses. Talbot is a market leader in the war and political violence classes. Gross premiums written on war business during the year ended December 31, 2012 were $184.7 million.
Financial Institutions:    Talbot’s financial institutions team predominantly underwrites bankers blanket bond, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. Bankers blanket bond insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of the insured. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming professional negligence. Directors’ and officers’ insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by the director or officer. Gross premiums written on financial institutions business for the year ended December 31, 2012 were $35.8 million, comprising:

	Year Ended December 31, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Bankers blanket bond	$20,933	58.5%
Professional indemnity	12,887	36.0%
Directors’ and Officers’	1,986	5.5%
Total	$35,806	100.0%
The risks covered in financial institutions are primarily fraud related and are principally written on an excess of loss basis. Talbot’s financial institutions account is concentrated on non-U.S. based clients, with 37.2% of gross premiums written in 2012 generated in Europe, 7.9% from the U.S. and 54.9% from other geographical regions. In addition, Talbot seeks to write regional accounts rather than global financial institutions with exposure in multiple jurisdictions and has only limited participation in exposures to publicly listed U.S. companies. As of December 31, 2012, the Company had gross reserves related to the financial institutions business of $157.9 million, comprised of $71.3 million, or 45.1% of incurred but not reported (“IBNR”) and $86.6 million, or 54.9% of case reserves. For comparison, as at December 31, 2011 the Company had gross reserves related to the financial institutions business of $176.7 million, comprising $69.5 million, or 39.4% of IBNR and $107.2 million, or 60.6% of case reserves. As of December 31, 2012, Talbot had minimal exposure to U.S. directors’ and officers’ risks.
Contingency:    The main types of covers written under the contingency account are event cancellation and non-appearance business. Gross premiums written on contingency business during the year ended December 31, 2012 were $20.7 million.
Accident and Health:    The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written on accident and health business during the year ended December 31, 2012 were $19.4 million.
Aviation:    The aviation account insures major airlines, general aviation, aviation hull war and satellites. The coverage includes excess of loss treaties with medium to high attachment points. Gross premiums written on aviation business during the year ended December 31, 2012 were $95.7 million.
Enterprise Risk Management
The Company has implemented an Enterprise Risk Management (“ERM”) framework (the “Framework”) to identify, assess, quantify and manage risks and opportunities in order to protect our capital and maximize shareholder returns. This Framework is incorporated into the business activities of the Company and its strategic planning processes.
The Company’s Board of Directors has established a separate Risk Committee that is responsible for, among other things, approving the Company’s ERM Framework, working with management to ensure ongoing, effective implementation of the Framework and reviewing the Company’s specific risk limits as defined in the Framework, including limits for underwriting, investment, operational, business and other risks. The Company’s Chief Risk Officer prepares a quarterly presentation for the Risk Committee and communicates with the chairman of the Risk Committee on an informal basis periodically throughout the year.
The management committee of the Company that oversees risk management is the Group Risk Management Committee (“GRMC”). The GRMC is comprised of senior executives including among others; the Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Actuary, Chief Operating Officer, Chief Executive Officer and Chief Risk Officer of Validus Re, Chief Executive Officer and Chief Risk Officer of Talbot and the Chief Executive Officer of Validus Research and AlphaCat.
To efficiently assess risks to the Company the GRMC has identified six key risk categories. Potential risks may span several or all of these key risk areas and as such risks are considered both within the context of these areas and the Company as a whole. The key risk areas are: Credit Risk, Market Risk, Liquidity Risk, Insurance Risk, Operational Risk and Group Risk.
Risk Appetite
The Group’s risk appetite sets a context within which all risks and opportunities are viewed. The risk appetite is proposed by management and approved by the Board of Directors, it represents the amount of risk the Company wants to take, within the constraints of capital resources, strategy, regulation and the rating agency environment.
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
To supplement the analysis performed using vendor models, VCAPS uses the gross loss output of catastrophe models to generate a 100,000-year simulation set, which is used for both pricing and risk management. This approach allows more precise measurement and pricing of exposures. The two primary benefits of this approach are:

•
VCAPS takes into account annual limits, event/franchise/annual aggregate deductibles, and reinstatement premiums. This allows for more accurate evaluation of treaties with a broad range of features, including both common (reinstatement premium and annual limits) and complex features (second or third event coverage, aggregate excess of loss, attritional loss components, covers with varying attachment across different geographical zones or lines of businesses and covers with complicated structures); and

•
VCAPS use of 100,000-year simulations enables robust pricing of catastrophe-exposed business. This is possible in real-time operation because the Company has designed a computing hardware platform and software environment to accommodate the significant computing needs.

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
All of the Company’s underwriters are subject to a set of underwriting guidelines. At Validus Re, these guidelines are established by the Chief Executive Officer and approved by the Validus Re’s Board of Directors. At Talbot, the guidelines are established by executive management at Talbot and approved by their Board of Directors. These guidelines are then subject to review and approval by the Risk Committee of our Board of Directors. Underwriters are also issued letters of authority that specifically address the limits of their underwriting authority and their referral criteria. The Company’s current underwriting guidelines and letters of authority include:

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
Our underwriters have the responsibility to analyze all submissions and determine if the related potential exposures meet with both the Company’s risk profile line size and aggregate limitations, in line with the business plan. In order to ensure compliance, we run appropriate management information reports and all lines are subject to fully approved regulatory audits. Further, our treaty reinsurance operation has the authority limits of individual underwriters built into VCAPS while Talbot maintains separate compliance procedures to ensure that the appropriate policies and guidelines are followed.
Validus Re:    Validus Re has established a referral process whereby business exceeding set exposure or premium limits is referred to the Chief Executive Officer for review. As the reviewer of such potential business, the Chief Executive Officer has the ability to determine if the business meets the Company’s overall desired risk profile. The Chief Executive Officer has defined underwriting authority for each underwriter, and risks outside of this authority must be referred to the Company’s Chief Executive Officer.
The Risk Committee of our Board of Directors reviews business that is outside the authority of the Chief Executive Officer.
AlphaCat: All of the investment companies managed by AlphaCat are subject to investment or underwriting guidelines. These guidelines are established in the offering documentation of the respective investment company. The AlphaCat management team manages investment portfolios in accordance with the guidelines, which are subject to oversight by the respective investment company's Board of Directors.  AlphaCat leverages the Company's underwriting and analytical resources. However, all investment decisions are ultimately made by the AlphaCat management team. When services are provided to AlphaCat by the Company's underwriting teams, the applicable underwriting risk management framework outlined in this section applies.
Talbot:    Talbot's risk review and control processes have been designed to ensure that all written risks comply with underwriting and risk control strategies. The workflow system is designed to automate the referral of risks to the relevant reviewer who has an appropriate level of authority to review the risk. These reviews are documented, monitored and reports are prepared on a regular basis.
Collectively, the various peer review procedures serve numerous objectives, including:

•	Validating that underwriting decisions are in accordance with risk appetite, authorities, agreed business plans and standards for type, quality and profitability of risk;

•	Providing an experienced and suitably qualified second review of individual risks;

•	Ensuring that risks identified as significant undergo the highest level of technical underwriting review;

•	Elevating technical underwriting queries and/or need for remedial actions on a timely basis; and

•	Improving data accuracy and coding for subsequent management reporting.
The principal elements of the underwriting review process are as follows:
Underwriter review:    The underwriting team must evidence data entry review by confirming review and agreement on the workflow system within a specified number of working days of entry being completed by the contracted third party.
Risk - based peer review:    The majority of risks are peer reviewed by another underwriter within a specified number of working days of data entry being completed. There is an agreed matrix of underwriters authorized to peer review.

Class of business review:    Risks written into a class by an underwriter other than the nominated class underwriter are subsequently forwarded to, and reviewed by, the nominated class underwriter.
Exceptions review:    Risks that exceed a set of pre-determined criteria will also be referred to the Active Underwriter or the Director of Underwriting and Operations for review. Such risks are discussed by the underwriters at regular underwriting meetings in the presence of at least one of the above. In certain circumstances, some risks may be referred to the Insurance Management Committee or the Talbot Underwriting Ltd. (“TUL”) Board for final approval. These reviews also commonly include reports of risks renewed where there has been a large loss ratio in the recent past.
Insurance Management Committee:    At its regular meetings, the Committee reviews a range of key performance indicators including: premium income written versus budget; movements in syndicate cash and investments; aggregate exposures; together with other highlighted exception reports. The Committee also reviews claim movements over a financial threshold.
Expert Review Committee (“ERC”):    The ERC is a committee that meets regularly to review the underwriting activities of Syndicate 1183 and other related activities to provide assurance that the underwriting risks assumed are within the parameters of the business plan. This is achieved with the help of eight external expert reviewers who report their findings to the ERC.
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
The TUL Executive Committee is responsible for establishing and maintaining a comprehensive risk register and key controls for TUL. It is responsible for articulating Talbot's risk appetite for approval by the TUL Board.
The key focuses of each committee are as follows:

•	The TUL Executive Committee oversees the management of key risks with regard to strategy and reserves;

•	The Insurance Management Committee oversees the management of insurance risks;

•	The Operational Risk Committee oversees the management of risks related to people, processes, systems and external events; and

•	The Financial Risk Committee oversees the management of credit risks associated with reinsurers, brokers, coverholders and investments, market risk and liquidity risk.
Performance against underwriting targets is measured regularly throughout the year. Risks written are subject to peer review, an internal quality control process. Pricing is controlled by the monitoring of rate movements and the comparison of technical prices to actual prices. Controls over aggregation of claims exposures vary by class of business. They include limiting coastal risks, monitoring aggregation by county/region/blast zones and applying line size limits in all cases. Catastrophe modeling software and techniques are used to model expected loss outcomes for Lloyd’s Realistic Disaster Scenario returns and in-house catastrophe event scenarios. Reserves are reviewed for adequacy on a quarterly basis. The syndicate also purchases reinsurance, with an appropriate number of reinstatements, to arrive at an acceptable net retained risk.
Program Limits
Overall exposure to risk is controlled by limiting the amount of insurance or reinsurance underwritten in a particular program or contract. This helps to diversify risk within and across risk zones. The Risk Committee sets these limits, which may be exceeded only with its approval.
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

	Year Ended December 31, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Corporate and Eliminations	Total	%
United States	$468,730	$18,774	$120,086	$(7,285)	$600,305	27.7%
Worldwide excluding United States (a)	40,168	—	263,597	(16,049)	287,716	13.3%
Europe	90,673	1,333	50,262	(2,868)	139,400	6.4%
Latin America and Caribbean	33,031	—	103,543	(6,164)	130,410	6.0%
Japan	30,781	—	6,630	(396)	37,015	1.7%
Canada	688	—	12,243	(690)	12,241	0.6%
Rest of the world (b)	68,754	496	—	—	69,250	3.2%
Sub-total, non United States	264,095	1,829	436,275	(26,167)	676,032	31.2%
Worldwide including United States	101,594	1,000	65,084	(3,552)	164,126	7.6%
Marine and Aerospace (c)	297,540	—	457,191	(28,754)	725,977	33.5%
Total	$1,131,959	$21,603	$1,078,636	$(65,758)	$2,166,440	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risk in one geographic zone.

(c)	Not classified by geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.
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
Reinsurance Management
Validus Re Retrocession:  Validus Re monitors the opportunity to purchase retrocessional coverage on a continual basis and employs the VCAPS modeling system to evaluate the effectiveness of risk mitigation and exposure management relative to the cost. This coverage may be purchased on an indemnity basis as well as on an index basis (e.g., industry loss warranties (“ILWs”)). Validus Re also considers alternative retrocessional structures, including collateralized quota share (“sidecar”) and other capital markets products.
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
AlphaCat: AlphaCat currently does not cede any premiums to third parties.
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
Once this has occurred, the reinsurance program is purchased in the months prior to the beginning of the covered period. All reinsurance contracts arranged are authorized for purchase by the Director of Underwriting and Operations. Slips are developed prior to inception to ensure that optimum cover is achieved. After purchase, cover notes are reviewed by the relevant class underwriters and presentations made to all underwriting staff to ensure they are aware of the boundaries of the cover.
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
Currently, our largest broker relationships, as measured by gross premiums written, are with Marsh & McLennan, Aon Benfield Group Ltd. and Willis Group Holdings Ltd. The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2012
	Gross Premiums Written
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations	Total	%
Name of Broker
Marsh & McLennan	$399,325	$7,426	$244,776	$(14,809)	$636,718	29.4%
Aon Benfield Group Ltd.	400,018	6,133	180,234	(10,904)	575,481	26.5%
Willis Group Holdings Ltd.	187,353	3,418	167,249	(10,119)	347,901	16.1%
Sub-total	986,696	16,977	592,259	(35,832)	1,560,100	72.0%
All Others/Direct	145,263	4,626	486,377	(29,926)	606,340	28.0%
Total	$1,131,959	$21,603	$1,078,636	$(65,758)	$2,166,440	100.0%
Reserve for losses and loss expenses
For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims.
The following tables show certain information with respect to the Company’s gross and net reserves:

	As at December 31, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$930,553	$892,227	$1,822,780
Marine	522,907	477,948	1,000,855
Specialty	265,638	428,300	693,938
Total	$1,719,098	$1,798,475	$3,517,573

	As at December 31, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$768,722	$803,182	$1,571,904
Marine	465,080	438,009	903,089
Specialty	230,584	372,029	602,613
Total	$1,464,386	$1,613,220	$3,077,606
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
The nature of the Company’s high excess of loss liability and catastrophe business can result in loss payments that are both irregular and significant. Such loss payments are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”
The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of the tables shows the estimated liability, net and gross of reinsurance recoveries, as at the year end balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at the year end balance sheet date of the indicated year. The tables also show the re-estimated amount of the previously recorded reserve liability based on experience as of the year end balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated. The lower portion of each table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies into the future, based on the tables below. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”

Analysis of Losses and Loss Expense Reserve Development Net of Recoveries

		Years Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011	2012 (b)
Estimated liability for unpaid losses and loss expense, net of reinsurance recoverable	$77,363	$791,713	$1,096,507	$1,440,369	$1,752,839	$2,258,658	$3,077,606
Liability—estimated as of:
One year later	60,106	722,010	1,018,930	1,283,759	1,596,720	2,083,378
Two years later	54,302	670,069	937,696	1,181,987	1,451,448
Three years later	50,149	606,387	902,161	1,085,664
Four years later	46,851	584,588	847,935
Five years later	45,946	547,965
Six years later	45,199
Cumulative redundancy (deficiency)(a)	32,164	243,748	248,572	354,705	301,391	175,280
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	$27,180	$216,469	$353,476	$384,828	$476,779	$631,889
Two years later	34,935	320,803	562,831	634,041	741,940
Three years later	39,520	350,521	662,319	744,324
Four years later	41,746	374,788	722,652
Five years later	41,901	390,895
Six years later	43,571

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	The reserves for losses and loss expenses or Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Analysis of Losses and Loss Expense Reserve Development Gross of Recoveries

		Years Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011	2012 (b)
Estimated gross liability for unpaid losses and loss expense	$77,363	$926,117	$1,305,303	$1,622,134	$2,035,973	$2,631,143	$3,517,573
Liability—estimated as of:
One year later	60,106	846,863	1,223,018	1,484,646	1,854,565	2,422,343
Two years later	54,302	791,438	1,164,923	1,385,533	1,705,995
Three years later	50,149	745,624	1,134,043	1,288,915
Four years later	46,851	721,730	1,079,842
Five years later	45,946	675,884
Six years later	46,104
Cumulative redundancy (deficiency)(a)	31,259	250,233	225,461	333,219	329,978	208,800
Cumulative paid losses, gross of reinsurance recoveries, as of:
One year later	$27,180	$245,240	$437,210	$455,182	$557,894	$807,296
Two years later	34,935	394,685	706,249	709,309	878,406
Three years later	39,520	452,559	825,159	864,918
Four years later	41,746	480,277	898,338
Five years later	41,901	496,511
Six years later	43,571

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	The reserves for losses and loss expenses or Flagstone are consolidated only from the November 30, 2012 date of acquisition.
The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Reserve for losses and loss expenses, beginning of year	$2,631,143	$2,035,973	$1,622,134
Losses and loss expenses recoverable	(372,485)	(283,134)	(181,765)
Net reserves for losses and loss expenses, beginning of year	2,258,658	1,752,839	1,440,369
Net loss reserves acquired in Flagstone acquisition	639,641	—	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,174,415	1,400,520	1,144,196
Prior years	(174,969)	(156,119)	(156,610)
Total incurred losses and loss expenses	999,446	1,244,401	987,586
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(182,146)	(266,247)	(288,594)
Prior years	(653,874)	(476,779)	(384,828)
Total net paid losses	(836,020)	(743,026)	(673,422)
Foreign exchange	15,881	4,444	(1,694)
Net reserve for losses and loss expenses, end of year	3,077,606	2,258,658	1,752,839
Losses and loss expenses recoverable	439,967	372,485	283,134
Reserve for losses and loss expenses, end of year	$3,517,573	$2,631,143	$2,035,973
Validus Re and AlphaCat: Validus Re and AlphaCat’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims, the costs of additional case reserves on claims reported but not considered to be adequately reserved in such reporting (“ACRs”) and amounts that have been incurred but not yet reported. ACRs are used in certain cases and may be calculated based on management’s estimate of the required case reserve on an individual claim less the case reserves reported by the client. The Validus Re Loss Reserve Committee follows material catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, estimation and approval of ultimate loss reserving resulting from any material catastrophe event. U.S. GAAP does not permit the establishment of loss reserves until an event occurs that gives rise to a loss.
For reported losses, Validus Re and AlphaCat establish case reserves within the parameters of the coverage provided in the impacted reinsurance contracts. Where there is a reported claim for which the reported case reserve is determined to be insufficient, Validus Re and AlphaCat may book an ACR or individual claim IBNR estimate that is adjusted as claims notifications are received. Information may be obtained from various sources including brokers, proprietary and third party vendor models and internal data regarding reinsured exposures related to the geographic location of the event, as well as other sources. Validus Re and AlphaCat use generally accepted actuarial techniques in its IBNR estimation process. Validus Re and AlphaCat also use historical insurance industry loss emergence patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid it in establishing loss reserves.
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
For disclosure purposes, only those loss events which aggregate to over $15.0 million on a consolidated basis ("notable losses") are disclosed separately and included in the reserve for notable loss events and reserve for development on events tables. Notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and disclosed if it is determined that they reach the consolidated threshold for notable loss disclosure.

During 2010 and 2011, given the complexity and severity of notable loss events in the year, an explicit reserve for potential development on 2010 and 2011 notable loss events ("RDE") was included within the Company’s IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events have developed, this reserve has been and will continue to be allocated to specific notable loss events. No RDE was established for 2012 notable losses.
The requirement for a reserve for potential development on notable loss events in a quarter is a function of (a) the number of significant events occurring in that quarter and (b) the complexity and volatility of those events. Complexity and volatility factors considered are as follows:
• Contract complexity;
• Nature and number of perils arising from an event;
• Limits and sub limits exposed;
• Quality, timing and flow of information received from each loss;
• Timing of receipt of information to the Company;
• Information regarding retrocessional covers;
• Assumptions, both explicit and implicit, regarding future paid and reported loss development patterns;
• Frequency and severity trends;
• Claims settlement practices; and
• Potential changes in the legal environment.
Each of these factors may lead to associated volatility for each notable loss event as well as consideration of the total reserve for loss events in the aggregate. Consequently, all of these factors are considered in the aggregate for the events occurring in the quarter, recognizing that it is more likely that one or some of the events may deteriorate significantly, rather than all deteriorating proportionately. The establishment of each quarter’s requirement for a reserve for potential development on notable loss events takes place as part of the quarterly evaluation of the Company’s overall reserve requirements. It is not directly linked in isolation to any one significant/notable loss in the quarter. The reserve for potential development on notable loss events is evaluated by our in-house actuaries as part of their normal process in setting of indicated reserves for the quarter. In ensuing quarters senior management and the in-house actuaries revisit and re-estimate certain events previously considered in the catastrophe loss event process as well as events that have subsequently emerged in the current quarter. To the extent that there has been adverse development on a notable loss event, if there is RDE remaining from that accident year, an allocation from the respective accident year RDE will be made to the notable loss event. If there is no remaining RDE relating to the accident year of the loss, then adverse development will be recorded for the notable loss event through the Statements of Comprehensive Income.
Changes to the reserve for potential development on notable loss events will be considered in light of changes to previous loss estimates from notable losses in this re-estimation process.To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table which can be found in Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
As with Validus Re and AlphaCat, Talbot’s loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. The uncertainty surrounding estimated costs is also greater in cases where large, unique events have been reported and the associated claims are in the early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps materially.

Talbot’s loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”
Investment Management
The Company manages its investment portfolio on a consolidated basis. As we provide short-tail insurance and reinsurance coverage, we could become liable to pay substantial claims on short notice. Accordingly, we follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our Board of Directors, led by our Finance Committee, oversees our investment strategy, and in consultation with BlackRock Financial Management, Inc., Conning, Inc. and Pinebridge Investments Europe Ltd., our portfolio advisors, has established investment guidelines for us. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, use of derivatives, inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.
Substantially all of the fixed maturity investments held at December 31, 2012 were publicly traded. At December 31, 2012, the average duration of the Company’s fixed maturity portfolio was 1.34 years (December 31, 2011: 1.63 years). Management emphasizes capital preservation for the portfolio and maintains a significant allocation of short-term investments. At December 31, 2012, the average rating of the portfolio was AA- (December 31, 2011: AA-). At December 31, 2012, the total fixed maturity portfolio was $5,085.3 million (December 31, 2011: $4,894.1 million), of which $1,062.8 million (December 31, 2011: $882.9 million) were rated AAA.
Please refer to our Current Report on Form 8-K furnished to the Securities and Exchange Commission (the “SEC”) on January 31, 2013 for additional disclosure with respect to the composition of our investment portfolio.
Claims Management
Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate retention of legal representation, establishment of case reserves, approval of loss payments and notification to reinsurers.
Validus Re and AlphaCat:    The role of our claims department is to investigate, evaluate and, if validated, pay claims efficiently. Our claims director has implemented claims handling guidelines, and reporting and control procedures. The primary objectives of the claims department are to ensure that each claim is evaluated, processed and appropriately documented in a timely and efficient manner and information relevant to the management of the claim is retained.
Talbot:    Where Talbot is the lead syndicate on business written, the claims adjusters will, in accordance with the respective policies, assess, investigate, appoint third party experts (including attorneys, loss adjusters or other experts) as required and communicate the Company's actions or findings to the Broker who represents the insured. The Company will also establish adequate reserves and promptly pay valid claims in accordance with the applicable "Lloyd's Claims Scheme" and "Lloyd's Claims Management Principles and Minimum Standards."
Where Talbot is not the lead syndicate, the claims handling and case reserves are established in accordance with the applicable "Lloyd's Claims Scheme" and "Lloyd's Claims Management Principles and Minimum Standards." Material claims and claims movements are reviewed and monitored by the Talbot claims department. Claim financial reports are received daily from the "Xchanging" system pursuant to a centralized contract with Lloyd's.
Competition
The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates and insurers. We encounter competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with insurance and reinsurance providers such as:

•
Arch Capital Group Limited, Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, Alterra Capital Holdings, Ltd., Allied World Assurance Company Holdings Limited, Alleghany Corporation, Axis Capital Holdings Limited, Endurance Specialty Holdings Limited, Everest Re Group Limited, Montpelier Re Holdings Ltd, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., and Renaissance Reinsurance Holdings Ltd.;

•	Amlin plc, Catlin Group Limited, Hiscox and others in the Lloyd’s market;

•	Treaty and direct insurers, in not only the global but also the London Market, that compete with Lloyd’s on a worldwide basis;

•	Various capital markets participants who access insurance and reinsurance business in securitized form, through special purpose entities or derivative transactions; and

•	Government-sponsored insurers and reinsurers.
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
Regulation
Bermuda
General.    As a holding company, Validus Holdings, Ltd. is not subject to Bermuda insurance regulation. However, the Insurance Act 1978 (the "Insurance Act") regulates the Company’s operating subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act makes no distinction between insurance and reinsurance business. The Company has nine Bermuda based subsidiaries, Validus Re, a Class 4 insurer, Validus Re Americas, Ltd., a Class 4 insurer, Flagstone Reassurance Suisse SA (Bermuda Branch), a Class 4 insurer, PaCRe, Ltd., a Class 4 insurer, Talbot Insurance (Bermuda), Ltd., a Class 3 insurer, AlphaCat Reinsurance, Ltd., a Class 3 insurer , Mont Fort Re Ltd., a Class 3 insurer, AlphaCat Re 2011, Ltd., a Special Purpose Insurer (“SPI”) and AlphaCat Re 2012, Ltd., an SPI, each registered under the Insurance Act.
Principal Representative.    The Insurance Act requires that every insurer, including the Bermuda insurance subsidiaries of the Company, appoint and maintain a principal representative resident in Bermuda and maintain a principal office in Bermuda. It is the duty of the principal representative on his reaching a view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative's knowledge, occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.
Where there has been a significant loss which is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement, the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within 45 days of notifying the BMA regarding the loss.
Furthermore, where a notification has been made to the BMA regarding a material change to an insurer's business or structure (including merger or amalgamation), the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period as the Authority may require, together with a general business solvency certificate in respect of those statements.
Approved Independent Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, all of which, in the case of all registered insurers in Bermuda, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.

Approved Loss Reserve Specialist. Every registered insurer is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions in respect to all licensed entities. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. Every registered insurer must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to all licensed entities. The statutory financial statements are separate from the annual GAAP basis financial statements discussed further below. All licensed entities are also required to prepare and file with the BMA statutory financial returns with respect to its general business unless granted an exemption under section 56 of the Insurance Act. The statutory financial return includes, among other items, a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded (Class 4 only). Validus Re and PaCRe are also required to file audited GAAP basis annual financial statements, which are made available to the public. In addition, Validus Re and PaCRe are required to file a capital and solvency return in respect of its general business which shall include the regulatory risk based capital model, a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.
Minimum Solvency Margins.    The value of the general business assets of licensed insurers must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin “MSM,” being equal to the greater of:
Class 3:
(a)$1,000,000;
(b)20% of net premiums written (not to exceed $6,000,000 in net premium written) (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written); or $1,200,000 plus 15% of amount which exceeds $6,000,000; or
(c)15% of net losses and loss expense reserves.
Class 4:
(a)$100,000,000;
(b)50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written); or
(c)15% of net losses and loss expense reserves.
Enhanced Capital Requirement.    A Class 4 insurer is required to maintain available statutory capital and surplus in regards to its general business at level equal to or in excess of its enhanced capital requirement (“ECR”) which is calculated at the end of its relevant year by reference to the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR employs a standard mathematical model that correlates risk underwritten by Bermuda insurers to the capital that is dedicated to the business. The ECR is equal to the higher of each insurer's MSM or the BSCR/approved internal capital model. A Class 4 insurer is also expected to hold a safety margin or buffer above the ECR, which is at least in total equivalent to 120% of its ECR, the target capital level (“TCL”). The TCL will serve as an early warning signal for the BMA, and failure to maintain capital at least equal to the TCL may result in additional reporting requirements or other enhanced regulatory oversight. Presently the BSCR model applies to Validus Re and PaCRe.
Eligible Capital:    The tiered capital system (Tiers 1, 2, and 3) classify capital instruments into a given tier based on their loss absorbency characteristics. Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support a company' s minimum solvency margin for its general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the Company's ECR. Any combination of Tier 1, 2, or 3 Capital may be used to meet the TCL. Eligible Capital Rules currently apply to Validus Re and PaCRe.
Group Supervision.    The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a "specified insurer" (that is to say, it is headed by either a Class 4, 3A, 3B or Class E insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a "specified insurer" where it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda company, where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer. Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the "designated insurer" and it shall give written notice to the designated insurer and other competent authorities of its intention to act as group supervisor.
     In 2011, the BMA notified the Company that it intended to act as group supervisor and that it had designated Validus Re as the "designated insurer" of our group of insurance and reinsurance companies. Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the designated insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The designated insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.
As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the financial situation of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
Group Solvency. The Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules and Insurance (Group Supervision) Rules (together, "Group Rules"), will apply to the Company so long as the BMA remains our group supervisor. The BMA has implemented and imposed many of the additional requirements described in this section as part of its efforts to gain equivalence under Solvency II. The BMA will now wait until further notice to implement Solvency II as a result of the delay in the implementation of Solvency II in Europe. In addition, through the Group Rules, the BMA may take action which affects the Company. A summary of the Group Rules is set forth below.
Group Financial Statements. Every insurance group must prepare and submit, on an annual basis, audited financial statements prepared under GAAP or IFRS ("Group Financial Statements") and group statutory financial statements. The Group Financial Statements must be audited annually by the group's approved auditor who must prepare an auditor's report in accordance with generally accepted auditing standards. The designated insurer is required to file with the BMA annually the audited Group Financial Statements within five months from the end of the relevant financial year (unless specifically extended). The Group Financial Statements are available for public inspection.
Group Statutory Financial Return and Annual Capital and Solvency Return. Every insurance group is required to prepare an annual group statutory financial return which must be submitted to the BMA by the designated insurer within five months after its financial year end (unless specifically extended). The Group Rules prescribe the rules pertaining to the preparation and substance of the group statutory financial statements (which include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto). The designated insurer of the group is required to file with the BMA the group statutory financial statements with the BMA within five months from the end of the relevant financial year (unless specifically extended). The statutory financial return shall include, among other items, a report of the approved group auditor, an insurance group business solvency certificate, an insurance group capital and solvency certificate, particulars of ceded reinsurance comprising the top ten unaffiliated reinsurers for which the group has the highest recoverable balances, a list of non-insurance financial regulated entities owned by the group and summary details of all adjustments applied to the group financial statements in the form of a reconciliation of amounts reported as total assets, total liabilities, net income and total statutory capital and surplus.
Every insurance group must also prepare and submit a group capital and solvency return (the "Group Capital and Solvency Return") which comprises the group BSCR model or an approved group internal capital model, along with the returns prescribed in the applicable schedules to the Group Rules. The Group Capital and Solvency Return is submitted by the designated insurer on behalf of the group and must include a declaration signed by two directors of the insurer, one of which may be the chief executive; and either the chief risk officer of the parent company , or the chief financial officer of the parent company
Quarterly Financial Returns. In addition to the annual filings, the designated insurer is required to prepare and file, on behalf of the group, quarterly financial returns no later than the end of the month of each May, August and November for the first, second and third quarters, respectively. The quarterly financial return shall consist of (a) quarterly unaudited (consolidated) group financial statements in respect of its business for each financial statements in respect of its business for each financial quarter, where such statements are the most recent produced by the group, and must not reflect a financial position that exceeds two months and (b) details of material intra-group transactions and risk concentrations, including among other things, details surrounding reinsurance and retrocession arrangements and the ten largest exposures to counterparty and other counterparty exposures exceeding 10% of the insurer's statutory capital and surplus.
Restrictions on Dividends and Distributions. A Class 3B insurer and Class 4 insurer shall not declare or pay any dividend during the financial year if it is in breach of its enhanced capital requirement or its general business solvency margins or its minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it failed to meet its minimum solvency margins or minimum liquidity ratio on the last day of any financial year, a Class 4 insurer, will be prohibited, without the approval of the BMA, from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.
Furthermore, Validus may only declare or pay a dividend, or make a distribution out of contributed surplus as the case may be, if the Company has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than its liabilities.
Insurance Code of Conduct.    The BMA Insurance Code of Conduct establishes duties and standards which must be complied with by all insurers registered under the Insurance Act. The Code is divided into six categories, including:

•	Proportionality principle;

•	Corporate Governance;

•	Risk Management;

•	Governance Mechanism;

•	Outsourcing; and

•	Market Discipline and Disclosure.
Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act.
Notification of Material Changes. All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the acquisition or transfer of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in non-insurance business and activities related thereto where such business is not ancillary to its insurance business; and (iv) engaging in unrelated business that is retail business. Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to any material change.
No registered insurer shall take any steps to give effect to a material change, and no designated insurer shall, subject to the immediately following paragraph, permit any member of its group to take steps to give effect to a material change, unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
A designated insurer shall not be required to serve notice of a material change if the member of the group in question is regulated by a competent authority in an equivalent jurisdiction and has within 90 days of the event filed written notice of the material change with the BMA.
Any insurer who fails to give the required notice or which effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection from the BMA shall be guilty of an offense. A designated insurer that is guilty of an offense shall neither be liable to criminal proceedings nor any penalties but may be subject to directions issued by the BMA.
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
Notwithstanding the above general permission, the BMA has granted us permission to, subject to our ordinary or voting shares being listed on an appointed stock exchange, issue, grant, create, sell and transfer any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, collectively, the “Securities”, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities (excluding, for the avoidance of doubt, our ordinary or voting shares) are listed on an appointed stock exchange.
Shareholder Controller and other Notifications.    Under the Insurance Act each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of the Company and/or any of the Company’s Bermuda insurance subsidiaries within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of the Company or any of the Company’s Bermuda insurance subsidiaries if it appears to the BMA that the person is no longer fit and proper to be such a controller. The Company’s Bermuda insurance subsidiaries are also required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller or officer, a controller or officer being a managing director, chief executive, director, secretary, chief executive or senior executive or other person in accordance with whose directions or instructions the directors of the Bermuda insurance subsidiaries are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of any of the Bermuda insurance subsidiaries.
United States
Talbot operates primarily within the Lloyd’s insurance market through Syndicate 1183, and Lloyd’s operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed below. The Lloyd’s market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its United States business and is therefore subject to regulation by the New York Department of Financial Services, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.
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
We currently conduct our business in a manner such that we expect that Validus Re will not be subject to insurance and/or reinsurance licensing requirements or regulations in the United States. Although we do not currently intend for Validus Re to engage in activities which would require it to comply with insurance and reinsurance licensing requirements in the United States, should we choose to engage in activities that would require Validus Re to become licensed in the United States, we cannot assure you that we will be able to do so or that we will be able to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.
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
United Kingdom
The financial services industry in the U.K. is regulated by the Financial Services Authority (“FSA”). The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal.”
In relation to insurance business, the FSA regulates insurers, insurance intermediaries and Lloyd’s itself. The FSA and Lloyd’s have common objectives in ensuring that Lloyd’s market is appropriately regulated and, to minimize duplication, the FSA has agreed arrangements with Lloyd’s for co-operation on supervision and enforcement.

Talbot’s underwriting activities are therefore regulated by the FSA as well as being subject to the Lloyd’s “franchise”. Both FSA and Lloyd’s have powers to remove their respective authorization for Talbot to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds as Lloyd’s).
The U.K. government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The U.K. government intends to create a new Financial Policy Committee (“FPC”) within the Bank, which will look at the wider economic and financial risks to the stability of the system.
In addition, the FSA will cease to exist in its current form, and the U.K. government will create two new focused financial regulators:

•
A new Prudential Regulation Authority (“PRA”) will be responsible for the day-to-day supervision of financial institutions that are subject to significant prudential regulation. It will adopt a more judgment-focused approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability.

•	A new Financial Conduct Authority (“FCA”) will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.
The Financial Services Bill was introduced to Parliament on January 26, 2012 and received Royal Assent in December 2012. "Legal cutover," when the new system will be operational, is expected to be April 2013.
In November 2007 Talbot established Talbot Risk Services Pte Ltd in Singapore to source business in the Far East under the Lloyd’s Asia Scheme. The Lloyd’s Asia Scheme was established by the Monetary Authority of Singapore to encourage members of Lloyd’s to expand insurance activities in Asia.
An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. A directive, known as Omnibus II, which will amend certain of the Solvency II proposals, including the implementation date, was due to be considered by the European Parliament in 2012. On December 3, 2012, the European Parliament rescheduled the plenary vote of the Omnibus II Directive to June 10 2013. Consequently, the proposed Solvency II insurance directive is now widely expected not to come into force before January 1, 2016 at the earliest. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. The Company’s implementation plans are well underway, although final Solvency II guidelines have not been fully published.
Switzerland
Our Swiss reinsurance subsidiary, Flagstone Réassurance SA ("Flagstone Suisse"), is a société anonyme headquartered in Martigny, Switzerland.
Regulation and Supervision. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by FINMA. In principle, licensing and supervision requirements are imposed on Flagstone Suisse as a standalone legal entity.  However, in certain circumstances FINMA may issue a decision to exercise supplementary supervision over a group of companies. FINMA had been the group supervisor of Flagstone Group since July 1, 2011 until December 31, 2012.

Flagstone Suisse obtained its reinsurance license from the Swiss Federal Office of Private Insurance in December 2006.  On January 1, 2009, Swiss financial services regulation was reformed institutionally pursuant to the law of June 22, 2007 (“FINMALaw”), creating a single regulator ("FINMA") covering all financial services and integrating the supervision of financial crime, professional audit firms and rating agencies. The function of the Swiss Federal Office of Private Insurance ("FOPI") was replaced by this new single regulator.

In general FINMALaw is an overarching statute applying in as far as there is no contrary provision in the sectoral laws for insurance and reinsurance.  Sectoral laws are those laws germane to a particular industry sector such as, for example, insurance, reinsurance and banking.  Aside from some inconsequential amendments under FINMALaw unifying cross sectoral issues, the existing sectoral laws governing insurance and reinsurance continue in force, substantially unchanged.

The various legal and regulatory requirements that must be satisfied, are set forth primarily by the three following sets of rules and regulations: the Federal Insurance Supervisory Law (“ISL”); the Federal Private Insurance Supervision Ordinance

(“ISO”); and the FINMA Insurance Supervision Ordinance, as well as by various implementing directives and circulars.  In general, the approach is principles based and allows for consideration of a justified application by management in relation to such principles.

Under Swiss rules and regulations, Swiss reinsurance companies are generally subject to many, but not all, of the same provisions that apply to direct insurers, and include the following obligations:

Adequacy of Financial Resources. ISL Article 9 and ISO, sets out the minimum capital requirements and solvency requirements. The minimum capital for a reinsurance firm is CHF 10 million.  Firms are also obliged to constitute and maintain an organizational fund.  In the case of Flagstone Suisse this was fixed at CHF 10 million by the Swiss Federal Office of Private Insurance prior to commencement of Flagstone Suisse's operations.

In addition Flagstone Suisse must keep adequate disposable and unencumbered capital resources to cover its entire activities.  In calculating the solvency margin, account is taken of the risks to which the firm is exposed, the insurance classes involved, the extent of the business, the geographical scope and internationally recognized principles (ISL Article 9).  Solvency is determined based on two independent methodologies:

Solvency I:  This involves calculating a margin applying defined percentages to a base of the higher of gross annual premium or gross claims for the last three available years and comparing coverage in terms of admissible “own funds” as determined under ISL Article 37.

The Swiss Solvency Test or SST:  Under this approach, capital adequacy is given if risk bearing capital exceeds Target Capital.  This involves a more sophisticated analysis providing for a market-consistent valuation of all assets and liabilities in the firm with a methodological approach to risk categories (insurance risk, credit risk etc.) subjecting them to scenario stress tests at a basic level in the context of the standard regulatory approach but, where appropriate (for instance mandatory for reinsurance companies), permitting the use of internal models in the overall management of risk, once such models are validated.  The validation of internal models is a general process which FINMA has pursued with all regulated firms over the past year and is ongoing.

The SST is very close to the “Solvency II” standard of the European Union.  We expect that the Swiss regulation will achieve mutual recognition in other parts of the world. On February 1, 2010, Switzerland was formally recognized as equivalent by the EU committee of supervisors, the Committee of European Insurance and Occupational Pensions Supervisors (“CEIOPS”), firstly as regards the EU Reinsurance Directive of 2005 regulating pure reinsurers and secondly as regards its supervisory regime.

For the SST all assets of Flagstone Suisse are considered.  There is no direct constraint on permitted investments since the provisions regarding assets linked to reserves in the ISL do not apply to reinsurance firms.  However, the use of derivative instruments is required to be fully considered as part of the risk management processes and limited to reducing investment or insurance risk or to secure investment efficiencies.

Sound Corporate Governance, Risk Management and Internal Control System. In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in the firm.  This includes requirements as to the ongoing fitness, propriety and competence of the directors and senior management, observance of ethical standards, objective and appropriate remuneration procedures, management of conflicts of interests, the institution of a compliance function, independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function), as well as clear terms of reference and systems of delegation and report throughout.

ISL and ISO each require the appointment of a Responsible Actuary - an independent and properly qualified actuary responsible for ensuring that solvency margins are calculated correctly, proper accounting principles are used, and adequate technical reserves are established and that he report to the Board periodically.

Insurance companies are required to implement documented procedures for risk management and internal control.  While FINMA does not require a specific quantitative outcome in relation to operational risk, the firm is expected to undertake proper analysis and to account for it.

Supervisory Process. The supervisory process includes the following requirements:

Annual Reporting:  Flagstone Suisse is required to prepare an annual report at the end of each financial year on the solvency margins available, as well as an annual report on the calculation of target capital and on risk bearing capital. Flagstone Suisse files a corporate report incorporating financial statements prepared and audited in accordance with Swiss accounting rules and a supervisory report in the prescribed format. The supervisory report is to be submitted to FINMA by June 30 of each year in electronic form together with the annual report.

Ad Hoc Notifications:  FINMA requires ad hoc notifications of all changes to the firm's scheme of operations which include the following: any changes to company statutes, details of its organizational structure  or business activities (including expansion into new jurisdictions; changes involving at least a 10% equity holding or at least 10% of votes in the Company, or where there is a change of control allowing persons to exert a significant influence on the Company's  commercial activities; changes in management personnel, including the Responsible Actuary).

In addition, Flagstone Suisse is required to notify changes in levels of control of it (upstream) or by it (downstream) at 10%, 20%, 33% or 50% in terms of capital or voting rights.

There is a general duty to notify FINMA of all matters of which it might want to be advised (FINMALaw Article 29).  This includes all solvency material matters, which are specified by circular to include a breach of solvency requirements, fluctuations of 10% or more in terms of assets, technical provisions, or of a significant retrocession contract of the company as well as redemption of any hybrid debt instruments; and any regulatory or criminal investigations brought against the company or the senior management or other significant events.

External Auditor Involvement. Audit firms are subjected to approval and supervision by FINMA and are a significant agent in the supervisory process applying to reinsurance companies (FINMALaw 24 et seq.).  Auditors report both to the governing body of the company and to FINMA. They report to the Board on the financial statements of the company and on regulatory shortcomings with a requirement for remediation.  Material shortcomings are reported directly to FINMA.  A standardized audit report on these topics is prescribed by FINMA Directive.  Failure to have an audit conducted in accordance with legal requirements, to fulfill the legal duty of cooperation with auditors or for the auditors to perform their role properly (including whistle blowing or failing to identify regulatory breaches) all attract criminal sanctions.

Intervention and Enforcement by the Regulator. FINMALaw provides for a wider range of supervisory intervention tools than previously provided for under the ISL such as  the commencement of formal proceedings, including orders to comply with the law, leading up to withdrawal of license, declarations of unfitness for individuals, disgorgement and the appointment of independent specialists to investigate and implement remediation.

Capital Structure and Dividends. Flagstone Suisse is funded by equity in the form of paid in capital by shares and in share premium.  Under Swiss corporate law as modified by insurance supervisory law, a non-life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital. Flagstone Suisse has been substantially funded by share premium.  As of the date of this Annual Report we are advised that, as of 2011, share premium can be distributed to shareholders without being subject to withholding tax.  However the distribution of any special dividend to shareholders remain subject to the approval of FINMA which has regard to the maintenance of solvency and the interests of reinsureds and creditors.

Employment Practices
The following table details our personnel by geographic location as at December 31, 2012:

Location	Validus Re	Talbot	AlphaCat	Corporate	Total	%
London, England	—	302	—	—	302	48.0%
Pembroke, Bermuda	65	—	5	50	120	19.0%
Halifax, Canada	60	—	—	—	60	9.5%
Hyderabad, India	28	—	—	—	28	4.4%
Waterloo, Canada	—	—	—	26	26	4.1%
Republic of Singapore	9	13	—	—	22	3.5%
New York, United States	—	11	—	9	20	3.2%
Miami, United States	17	—	—	—	17	2.7%
Martigny, Switzerland	12	—	—	—	12	1.9%
Dubai, United Arab Emirates	—	7	—	—	7	1.1%
Santiago, Chile	6	—	—	—	6	1.0%
Toronto, Canada	—	—	—	5	5	0.8%
Luxembourg City, Luxembourg	4	—	—	—	4	0.6%
Hamburg, Germany	1	—	—	—	1	0.2%
Total	202	333	5	90	630	100.0%

Included within the total above are 110 former Flagstone employees. We expect this number to be reduced in 2013. We believe our relations with our employees are excellent.
Available Information
The Company files periodic reports, proxy statements and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. The Company’s common shares are traded on the NYSE with the symbol “VR.” Similar information concerning the Company can be reviewed at the office of the NYSE at 20 Broad Street, New York, New York, 10005. The Company’s website address is http://www.validusholdings.com. Information contained in this website is not part of this report.
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
If our financial strength rating is reduced from current levels, our competitive position in the reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance contracts we write and in a substantial loss of business as our customers and brokers that place such business, move to other competitors with higher financial strength ratings. The substantial majority of reinsurance contracts issued through reinsurance brokers contain provisions permitting the ceding company to cancel such contracts in the event of a downgrade of the reinsurer by A.M. Best below “A-” (Excellent).
We cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect could be material and adverse. Consequently, substantially all of Validus Re’s business could be affected by a downgrade of our A.M. Best rating below “A-”.
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
If our risk management and loss limitation methods fail to adequately manage exposure to losses from catastrophic events, our financial condition and results of operations could be adversely affected.
We manage exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall (re)insurance and investment portfolio. We use various tools to analyze and manage the reinsurance exposures assumed from insureds and ceding companies and risks from a catastrophic event that could have an adverse effect on our investment portfolio. VCAPS, a proprietary risk modeling software, enables us to assess the adequacy of reinsurance risk pricing and to monitor the overall exposure to insurance and reinsurance risk in correlated geographic zones. There can be no assurance that the models and assumptions used by the software will accurately predict losses. Further, there can be no assurance that the models are free of defects in the modeling logic or in the software code. In addition, we have not sought copyright or other legal protection for VCAPS.
In addition, much of the information that we enter into the risk modeling software is based on third-party data that may not be reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about building material and labor demand surge, storm surge, the expenses of settling claims (known as loss adjustment expenses), insurance-to-value and storm intensity. Accordingly, if the estimates and assumptions that are entered into the proprietary risk model are incorrect, or if the proprietary risk model proves to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than its expectation of losses generated from modeled catastrophe scenarios, and its financial condition and results of operations could be adversely affected.
A modeled outcome of net loss from a single event also relies in significant part on the reinsurance and retrocessional arrangements in place, or expected to be in place at the time of the analysis, and may change during the year. Modeled outcomes assume that the reinsurance in place responds as expected with minimal reinsurance failure or dispute. Reinsurance and retrocessional coverage is purchased to protect the inwards exposure in line with our risk appetite, but it is possible for there to be a mismatch or gap in cover which could result in higher than modeled losses. In addition, many parts of the reinsurance program are purchased with limited reinstatements and, therefore, the number of claims or events which may be recovered from second or subsequent events is limited. It should also be noted that renewal dates of the reinsurance and retrocessional program do not necessarily coincide with those of the inwards business written. Where inwards business is not protected by risks attaching reinsurance and retrocessional programs, the programs could expire resulting in an increase in the possible net loss retained and as such, could have a material adverse effect on our financial condition and results of operations.
We also seek to limit loss exposure through loss limitation provisions in its policies, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that its policies are legally interpreted as intended. There can be no assurance that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in our favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses we might incur from a catastrophic event could be materially higher than expected and our financial condition and results of operations could be adversely affected.
The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions, which could materially adversely affect our financial condition and results of operations.

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
Premium levels may be adversely affected by a number of factors which fluctuate and may contribute to price declines generally in the reinsurance industry. For example, as premium levels for many products increased subsequent to the significant natural catastrophes of 2004 and 2005, the supply of reinsurance increased, either as a result of capital provided by new entrants or by the commitment of additional capital by existing reinsurers. Increases in the supply of insurance and reinsurance may have consequences for the reinsurance industry generally and for us including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a consequence, the Company may experience greater competition on most insurance and reinsurance lines. This could adversely affect the rates we receive for our (re)insurance and our gross premiums written.
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
Consolidation in the (re)insurance industry could adversely affect our business.
We believe that several (re)insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline.

Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operations.
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
Our reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level for our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our reserve estimates are regularly refined as experience develops and claims are reported and settled. In addition, as we operate largely through intermediaries, reserving for our business can involve added uncertainty arising from our dependence on information from ceding companies which, in addition to the risk of receiving inaccurate information involves an inherent time lag between reporting information from the primary insurer to us. Additionally, ceding companies employ differing reserving practices which add further uncertainty to the establishment of our reserves. Moreover, these uncertainties are greater for reinsurers like us than for reinsurers with a longer operating history, because we do not yet have an established loss history. The lack of historical information for the Company has necessitated the use of industry loss emergence patterns in deriving IBNR. Loss emergence patterns are development patterns used to project current reported or paid loss amounts to their ultimate settlement value or amount. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation deriving IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. Because of these uncertainties, it is possible that our estimates for reserves at any given time could prove inadequate.
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
The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company, and which, if inaccurate, could cause volatility in our results.
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
Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, Chairman of our Board of Directors and Chief Executive Officer; Jeffrey D. Sangster, Executive Vice President and Chief Accounting Officer (Incoming Executive Vice President and Chief Financial Officer); John H. Hendrickson, incoming Director of Strategy, Corporate Development and Risk Management; Kean Driscoll, Executive Vice President and Chief Executive Officer of Validus Reinsurance, Ltd.; C.N. Rupert Atkin, Chief Executive Officer of the Talbot Group; Robert F. Kuzloski, Executive Vice President and General Counsel; Andrew E. Kudera, Executive Vice President and Chief Actuary; Lixin Zeng, Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd.; Stuart W. Mercer, Executive Vice President and Chief Risk Officer; and Jonathan P. Ritz, Executive Vice President, Chief Operating Officer, among other key employees. The loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of the above-named executives provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to them or any of our other employees. In addition, changes in employment laws, taxation and remuneration practices within our operating jurisdiction may adversely impact the retention or recruitment of key personnel.
The operating location of our head office and our Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years for senior executives) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 47 of our Bermuda employees, the majority of whom have obtained three- or five-year work permits.
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
We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2012, our business was primarily sourced from the following brokers: Marsh & McLennan 29.4%, Aon Benfield Group Ltd. 26.5% and Willis Group Holdings Ltd. 16.1%. These three brokers provided a total of 72.0% of our gross premiums written for the year ended December 31, 2012. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.
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
Our utilization of brokers, managing general agents and other third parties to support our business exposes us to operational and financial risks
Talbot’s business at Lloyd’s relies upon brokers, managing general agents and other third parties to produce and service a proportion of its operations. In these arrangements, we typically grant the third party the right to bind us to new and renewal policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should these third parties issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our managing general agent would be unable to adequately indemnify us for their contractual breach.
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
The investment return, including net investment income, net realized gains (losses) on investments, net unrealized (losses) gains on investments, on our invested assets was $126.5 million, or 2.0% for the year ended December 31, 2012. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and there can be no assurance that we will achieve our investment objectives. See “Business—Investment Management.”
Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2012, 21.8% of our fixed income portfolio is comprised of mortgage backed and asset backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.
Investment methodologies and assumptions are subject to differing interpretations and impairments taken on our investments are subjective which could both adversely affect our results of operations and financial condition.
The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to our investment valuations. During periods of market disruptions, it may be difficult to value certain securities if trading becomes less frequent or market data less observable. There may also be certain asset classes that become illiquid due to the financial environment. As a result, valuation of securities in our investment portfolio may require more subjectivity and management judgment. Valuation methods that require greater estimation may result in values which may be greater or less than the value at which the investments may be ultimately sold. In addition, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities as reported in our consolidated financial statements.
The determination of the impairments taken on our investments are also highly subjective and could materially impact our financial position. Impairments vary by investment type and are based upon our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Evaluations are revised as conditions change, and management reflects impairments in operations on a quarterly basis as such evaluations are revised. Furthermore, additional impairments may need to be taken in the future. Subjective impairments could adversely affect our financial conditions and our results of operations.
Certain of our investments are illiquid and may be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs
Investments in certain securities in funds attributed to utilizing the equity method, may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash obligations, then we may have difficulty selling these investments in a timely manner or we may be forced to sell or terminate them at unfavorable values.

Our operating results may be adversely affected by currency fluctuations.
Our functional currency is the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets and liabilities denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling and the Euro. As of December 31, 2012, $1,264.7 million, or 12.6% of our total assets and $1,217.9 million, or 21.9% of our total liabilities were held in foreign currencies. As of December 31, 2012, $152.3 million, or 2.7% of our total net liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. We look to manage our foreign currency exposure through the use of currency derivatives as well as matching of our major foreign denominated assets and liabilities. However, there is no guarantee that we will effectively mitigate our exposure to foreign exchange losses. Please refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of foreign currency risk.
Heightened European sovereign debt risk could adversely affect our results of operations and financial condition.
Our fixed income portfolio contains certain Eurozone non-U.S. Government and Government Agency securities and Eurozone non-U.S. corporate securities which are subject to increased liquidity risk, interest rate risk and default risk as a result of heightened European sovereign debt risk. As of December 31, 2012, our fixed income portfolio contains $101.4 million or 2.0% of Eurozone Non-U.S. Government securities and $233.6 million or 4.6% of Eurozone non-U.S. corporate securities. Increased defaults, and or a significant increase in interest rates could result in losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems consist of proprietary software programs that are integral to the efficient operation of our business, including our proprietary pricing and exposure management system. We are also required to effect electronic transmissions with third parties including brokers, clients vendors and others with whom we do business, and to facilitate the oversight conducted by our Board of Directors. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.
Risks Related to Acquisitions and New Ventures
Any future acquisitions or new ventures may expose us to operational risks.
We may in the future make strategic acquisitions, either of other companies or selected books of business, or grow our business organically. Any future acquisitions or new ventures may expose us to operational challenges and risks, including:

•	integrating financial and operational reporting systems;

•	integration into new geographical regions;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	obtaining management personnel required for expanded operations;

•	obtaining necessary regulatory permissions;

•	funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

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
We may be exposed to risk in connection with our management of third party capital.
Our operating subsidiaries may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of third party capital. Compliance with some of these laws and regulations requires significant management time and attention. Although we seek to continually monitor our policies and procedures to attempt to ensure compliance, there could be faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures which could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses to the Company, and seriously harm our business and results of operations. In addition to the forgoing, our third party capital providers may redeem their interests in our managed funds, which could materially impact the financial condition of such funds, and could in turn materially impact our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third party capital for our existing funds or for potential new funds and therefore we may forego existing and/or potential fee income and other income generating opportunities.
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
An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. A directive, known as Omnibus II, which will amend certain of the Solvency II proposals, including the implementation date, was due to be considered by the European Parliament in 2012. On December 3 2012, the European Parliament rescheduled the plenary vote of the Omnibus II Directive to June 10, 2013. Consequently the proposed Solvency II insurance directive is now widely expected not to come into force before January 1, 2016 at the earliest. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. The Company's implementation plans are well underway, although final Solvency II guidelines have not been fully published.
Additionally, Lloyd’s worldwide insurance and reinsurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd’s generally and on Talbot.
The future structure of U.K. financial regulation
The U.K. government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The U.K. government will create a new Financial Policy Committee (“FPC”) within the Bank, which will look at the wider economic and financial risks to the stability of the system.
In addition, the FSA will cease to exist in its current form, and the Government will create two new focused financial regulators:

•
A new Prudential Regulation Authority (“PRA”) will be responsible for the day-to-day supervision of financial institutions that are subject to significant prudential regulation. It will adopt a more judgment-focused approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability.

•	A new Financial Conduct Authority (“FCA”) will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.

The Financial Services Bill was introduced to Parliament on January 26, 2012 and received Royal Assent in December 2012. “Legal cutover,” when the new system will be operational, is expected to be April 1, 2013.
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
The central fund, which is funded by annual contributions and loans from Lloyd’s members, acts as a policyholders’ protection fund to make payments where any Lloyd’s member has failed to pay, or is unable to pay, valid claims. The Lloyd’s Council may resolve to make payments from the central fund for the advancement and protection of policyholders, which could lead to additional or special contributions being payable by Lloyd’s members, including Talbot. This, in turn, could adversely affect Talbot and the Company.
Lloyd’s 1992 and prior liabilities.
Lloyd’s currently has a number of contingent liabilities in respect of risks under certain policies allocated to 1992 or prior years of account.
Notwithstanding the “firebreak” introduced when Lloyd’s implemented the Reconstruction and Renewal Plan in 1996, and the phase II completion which was effective June 30, 2009 which, as a result Equitas and relevant policyholders now benefit from $7.0 billion of reinsurance cover provided under this arrangement, Lloyd’s members, including Talbot subsidiaries, remain indirectly exposed in a number of ways to 1992 and prior business then reinsured by Equitas, including through the application of overseas deposits and the central fund.
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
Risks Related to Taxation
We may be subject to U.S. tax.
We intend to operate in such a manner that none of our non-U.S. companies would be considered engaged in a U.S. trade or business. No definitive standards, however, are provided by the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations or court decisions regarding activities that constitute the conduct of a U.S. trade or business. Because that determination is essentially factual, we cannot assure that the Internal Revenue Service (the “IRS”) will not contend that we are engaged in a U.S. trade or business. If we were found to be so engaged, we could be subject to U.S. corporate income and branch profits tax on our earnings that are effectively connected to such U.S. trade or business.

If the group company involved is entitled to the benefits of a U.S. income tax treaty (the “Treaty”), it would not be subject to U.S. income tax on any income protected by the Treaty unless that income is attributable to a permanent establishment in the U.S. The income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) clearly applies to premium income, but may be construed as not protecting other income such as investment income. If Validus Re were found to be engaged in a trade or business in the U.S. and were entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty was found not to protect investment income, a portion of Validus Re's investment income could be subject to U.S. tax.
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
The American Taxpayer Relief Act of 2012

Under previous U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate of 15% rather than ordinary income tax rates. The American Taxpayer Relief Act of 2012 raises the top rate for capital gains and dividends to 20%, up from the maximum 15% rate. That top rate will apply to the extent that a taxpayer's income exceeds the thresholds set for the 39.6% rate ($400,000 for single filers; $450,000 for joint filers and $425,000 for heads of households).
The Obama administration’s proposed budget for Fiscal Year 2013 could disallow a deduction for premiums paid for reinsurance.
Insurance companies are generally allowed a deduction for premiums paid for reinsurance. The proposed budget for fiscal year 2013 contains a proposal that denies an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received. Furthermore, the proposed law would exclude from the insurance company’s income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. The current proposal would only apply to policies issued in tax years beginning after December 31, 2012. Based on the information currently available to us, it is uncertain to what extent this legislation will adversely impact us.
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
The deferred tax liability for underwriting profit taxable in future periods arises because of a difference in timing, for tax payment purposes, between when Talbot syndicate underwriting income is subject to tax and when corresponding corporate name reinsurance premiums are allowable for tax. Under previous U.K. tax legislation, syndicate underwriting income for a particular underwriting year of account is taxed in the year the syndicate closes. However the corresponding corporate name reinsurance premiums are allowable for tax as they are accounted for on an accruals basis. On December 6, 2011, HM Revenue & Customs announced that this timing difference will be eliminated by legislating that the corporate name reinsurance premiums will only allowable for tax in the same period that the syndicate underwriting income for the corresponding underwriting year of account is subject to tax. This change only applies to the 2012 and future underwriting years of account. Therefore, it is expected that the deferred tax liability will be eliminated in future accounting periods as a result of this change.

Our non-Swiss companies may be subject to taxation in Switzerland.

None of our newly acquired companies, except for Flagstone Reassurance Suisse SA and Flagstone Management S.A. are incorporated or managed in Switzerland. Accordingly, none of our other companies should be liable for Swiss corporation taxation unless it carries on business through a permanent establishment in Switzerland. From a Swiss tax perspective, a permanent establishment is a fixed place of business through which a company performs business activities that are considered as being quantitatively and qualitatively significant by the tax authorities, and may include a branch, office, agency or place of management. As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from Flagstone Suisse and Flagstone Management S.A., will carry on business through a permanent establishment in Switzerland. If any of our companies were to be treated as carrying on business in Switzerland through a branch or agency or of having a permanent establishment in Switzerland, our results of operations could be adversely affected.

We may be subject to taxation in Luxembourg.

Flagstone Reinsurance (Luxembourg) SARL, Flagstone Finance S.A. and Flagstone Capital Management Luxembourg SICAF are incorporated and carry on business in Luxembourg. However, none of our other companies should be subject to taxation in Luxembourg. If any of our companies were to be treated as carrying on business in Luxembourg through a branch or agency or having a permanent establishment in Luxembourg, our results of operations could be adversely affected.

We may be subject to taxation in India.

None of our companies, except for Flagstone Underwriting Support Services (India) Pvt Ltd, should be treated as being resident in India for corporate tax purposes. Accordingly, none of our other companies should be liable for corporate tax in India unless it receives or is deemed to receive income, from whatever source derived, in India or it has income that arises or accrues (or is deemed to arise or accrue) in India. As of the date of this Annual Report, each of our companies intends to operate in such a manner so that none of our companies, apart from Flagstone Underwriting Support Services (India) Pvt Ltd, receives or is deemed to receive income in India or has income that arises or accrues in India for purposes of corporate tax in India. If any of our companies were to be treated as receiving income in India or earning income that arises or accrues in India, our results of operations could be affected adversely.
Risks Related to Laws and Regulations Applicable to Us
If we become subject to insurance statutes and regulations in addition to the statutes and regulations that currently apply to us, there could be a significant and negative impact on our business.
We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, in limited circumstances, the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyd’s is subject. See “Business—Regulation—United States and Bermuda.” Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure that we will be able to do so or that we will be able to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.
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
We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and as a result will depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda law and regulations. The Insurance Act provides that our Bermuda subsidiaries may not declare or pay in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. The amounts that are unrestricted net assets and which are available from the Company's subsidiaries for distribution as dividend payments to Validus Holdings, Ltd. without approval of the BMA for Validus Re, Validus Re Americas, Ltd., Talbot Insurance (Bermuda) Ltd. ("TIBL"), AlphaCat Reinsurance, Ltd., PaCRe, Ltd., Flagstone Reassurance Suisse SA (Bermuda Branch) and Mont Fort Re Ltd. were $826.2 million, $nil, $467.3 million, $0.0 million, $nil, $349.4 million and $0.1 million respectively.

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
As of February 13, 2013 (but without giving effect to unvested restricted shares), we had 107,468,544 common shares outstanding and 6,410,472 shares issuable upon exercise of outstanding warrants. Approximately 7,875,859 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, certain of our sponsoring shareholders and their transferees have the right to require us to register these common shares under the Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a “lock-up” agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our 2005 Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 13,126,896 of which 3,128,443 shares remain available as of December 31, 2012. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.
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
In general, and except as provided below, shareholders have one vote for each voting common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2012, there were 109,365,642 voting common shares, of which 9,941,336 voting common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.
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
We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, Joseph E. (Jeff) Consolino, C. Jerome Dill, Jeffrey Sangster, Robert Kuzloski and Lixin Zeng reside in Bermuda, Edward Noonan, Stuart Mercer and Jonathan Ritz maintain residences in both Bermuda and the United States and Rupert Atkin resides in the United Kingdom. Of our directors, Edward Noonan maintains residences in both Bermuda and the United States, Jean-Marie Nessi resides in France, Michael Carpenter resides in the United Kingdom and the remainder reside in the United States.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company and its subsidiaries currently occupy office space as described below. As a result of the Flagstone acquisition, we own office space and buildings in Hyderabad, India, Martigny, Switzerland and Luxembourg. We believe our current facilities and the leaseholds with respect thereto are sufficient for us to conduct our operations.

Legal entity	Location	Expiration date
Validus Holdings, Ltd. and Validus Reinsurance, Ltd.	Pembroke, Bermuda	December 31, 2021
Validus Reinsurance, Ltd.	Hamburg, Germany	January 1, 2014
Validus Research Inc.	Waterloo, Canada	March 31, 2015
Validus Research Inc.	Toronto, Canada	March 31, 2013
Validus Reaseguros, Inc.	Miami, Florida, USA	April 1, 2018
Validus Services, Inc.	New York, New York, USA	November 8, 2015
Talbot Underwriting Services (U.S.) Ltd.	New York, New York, USA	November 8, 2015
Validus Re Americas (New Jersey), Inc.	Princeton, New Jersey, USA	June 30, 2022
Talbot Holdings Ltd. and Talbot Underwriting Services Ltd.	London, England	June 22, 2024
Validus Reinsurance, Ltd.	Republic of Singapore	August 31, 2013
Talbot Risk Services PTE Ltd.	Republic of Singapore	December 31, 2015
Talbot Underwriting Services (MENA) Ltd.	Dubai, United Arab Emirates	January 31, 2014
Validus Re Chile S.A.	Santiago, Chile	May 1, 2014
Flagstone Management Services (Halifax)	Halifax, Canada	July 31, 2014
Flagstone Bermuda Holdings	Hamilton, Bermuda	June 1, 2016
Flagstone Reinsurance (Africa)	South Africa	August 31, 2014
Flagstone Reinsurance Holdings Limited	Hamilton, Bermuda	September 30, 2015

Item 3.    Legal Proceedings
Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business.
Executive Officers of the Company
The following table provides information regarding our executive officers and key employees as of February 15, 2013:

Name	Age	Position
Edward J. Noonan	54	Chairman of the Board of Directors and Chief Executive Officer of the Validus Group
Joseph E. (Jeff) Consolino	46	Director, President and Chief Financial Officer
Jeffrey D. Sangster	40	Executive Vice President and Chief Accounting Officer
C.N. Rupert Atkin	54	Chief Executive Officer of the Talbot Group
Kean D. Driscoll	39	Executive Vice President and Chief Executive Officer of Validus Reinsurance, Ltd.
Andrew E. Kudera	53	Executive Vice President and Chief Actuary
Robert F. Kuzloski	49	Executive Vice President and General Counsel
Stuart W. Mercer	53	Executive Vice President and Chief Risk Officer
Jonathan P. Ritz	45	Executive Vice President and Chief Operating Officer
Lixin Zeng	44	Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd. and Validus Research Inc.
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
Joseph E. (Jeff) Consolino was appointed a director of the Company on October 31, 2012 and is currently President and Chief Financial Officer of the Company, a position that he has held since November 2010 and March 2006, respectively. Mr. Consolino has over 18 years of experience in the financial services industry, specifically in providing investment banking services to the insurance industry, and most recently served as a managing director in Merrill Lynch’s Financial Institutions Group specializing in insurance company advisory and financing transactions. He serves as a Director of American Financial Group and of National Interstate Corporation, Ohio based insurance companies, and of AmWINS Group, Inc., a wholesale insurance broker based in North Carolina. Mr. Consolino will be stepping down as President and Chief Financial Officer of the Company effective as of end of day February 15, 2013.

Jeffrey D. Sangster joined the Company in October 2006 and has served in various finance positions during that time, including Executive Vice President and Chief Accounting Officer as well as Chief Financial Officer of Validus Reinsurance, Ltd. and will be appointed as Executive Vice President and Chief Financial Officer of Validus Holdings, Ltd., effective February 16, 2013. Mr. Sangster has served as Executive Vice President and Chief Accounting Officer of the Company since May 2012. Mr. Sangster is a member of the Institute of Chartered Accountants in Bermuda and the Institute of Chartered Accountants in Manitoba.
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
Kean D. Driscoll is the Chief Executive Officer of Validus Reinsurance, Ltd., the reinsurance segment for the Validus Group. He was a founding member of the Company, and previously served as Chief Underwriting Officer. Mr. Driscoll has 17 years of experience as a reinsurance underwriter, and was previously with Quanta Re, and Zurich Re N.A. (Converium). Mr. Driscoll holds a B.A. in Literature from Colgate University, and an M.B.A. from Columbia University, where he graduated with Honors.
Andrew E. Kudera has served as Chief Actuary of the Company since January 2010. Previously, Mr. Kudera operated an independent actuarial consulting firm which served as corporate actuary and loss reserve specialist for Validus Re from its inception through to the end of 2008. Prior to establishing his own consulting firm, Mr. Kudera was the Chief Reserving Actuary for Endurance Specialty Holdings Ltd., a large international insurance and reinsurance company. Mr. Kudera has over 30 years of actuarial and financial management experience in the insurance industry, primarily in a consulting capacity. Mr. Kudera is a Fellow of the Casualty Actuarial Society, a Member of the American Academy of Actuaries, an Associate of the Society of Actuaries, and a Fellow of the Canadian Institute of Actuaries.
Robert F. Kuzloski joined the company in January 2009 and served as Executive Vice President and Chief Corporate Legal Officer of the Company until August of 2012 when he was appointed Executive Vice President and General Counsel of the Company. Prior to joining the Company in January of 2009, Mr. Kuzloski served as Senior Vice President and Assistant General Counsel of XL Capital Ltd. Prior to that, Mr. Kuzloski worked as an attorney at the law firm of Cahill Gordon & Reindel LLP where he specialized in general corporate and securities law, mergers and acquisitions and corporate finance.
Stuart W. Mercer has been Executive Vice President of the Company since its formation. Mr. Mercer has over 20 years of experience in the financial industry focusing on structured derivatives, energy finance and reinsurance. Previously, Mr. Mercer was a senior advisor to DTE Energy Trading.
Jonathan P. Ritz serves as Executive Vice President and Chief Operating Officer of the Company. Mr. Ritz has over 20 years of experience in the (re)insurance and brokerage industries. Most recently, Mr. Ritz served as Chief Operating Officer of IFG Companies-Burlington Insurance Group. Prior to IFG, Mr. Ritz served as Chief Operating Officer of the specialty lines division of ICAT Holdings LLC. From 2007 to 2008, Mr. Ritz was a Managing Director at Guy Carpenter and from 1997 to 2007 he held various positions with United America Insurance Group including Chief Operating Officer and Senior Vice President of ceded reinsurance.
Lixin Zeng, Ph.D., CFA serves as Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd. and has played a key role in AlphaCat since its formation in 2008. Prior to this role, he was Executive Risk Officer of Validus Reinsurance, Ltd., responsible for developing and executing the catastrophe risk strategy of the entire Validus Group.  Mr. Zeng was one of the original eight employees at the founding of the Company in 2005.  His prior positions include: Chief Catastrophe Risk Officer at the ACE Group from 2004 to 2005, Head of Development at Willis Re Inc. from 2001 to 2004, Analyst at EW Blanch Co. from 1998 to 2001 and Research Scientist at Arkwright Mutual Insurance Co from 1996 to 1998. Mr. Zeng has expertise in insurance portfolio optimization and risk management and has published multiple articles in professional journals on related topics.  He has a Ph.D. in atmospheric sciences from the University of Washington where he graduated in 1996.  He received a B.S. in Meteorology from Beijing University, graduating in 1990 and is a CFA charterholder.
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

	High	Low
2012:
1st Quarter	$32.51	$29.97
2nd Quarter	$33.25	$30.41
3rd Quarter	$34.91	$31.62
4th Quarter	$37.63	$33.11

	High	Low
2011:
1st Quarter	$33.72	$28.86
2nd Quarter	$34.95	$29.44
3rd Quarter	$31.35	$23.24
4th Quarter	$31.77	$23.87
There were approximately 45 record holders of our common shares as of December 31, 2012. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Performance Graph
Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the period from the Company’s IPO on July 25, 2007, through December 31, 2012 as compared to the cumulative total return of the S&P 500 Stock Index and the cumulative total return of an index of the Company’s peer group. The peer group index is comprised of the following companies*: Allied World Assurance Company Holdings, Ltd., Alterra Capital Holdings Limited, Arch Capital Group, Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., and RenaissanceRe Holdings Ltd.

Dividend Policy
On February 6, 2013, the Company announced that its Board of Directors had increased the Company's annual dividend by 20% from $1.00 to $1.20 per common share and per common share equivalent. The first quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent is payable on March 29, 2013 to holders of record on March 15, 2013. In addition, the Company announced a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable, payable on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.
We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Validus Re and Talbot to pay dividends to us. As a holding company, Validus Holdings, Ltd.'s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company's shareholders. The amount of retained earnings that is unrestricted for the payment of dividends by Validus Holdings, Ltd., to its shareholders was $1,643.0 million as at December 31, 2012. The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders. Total statutory capital and surplus and total statutory capital of our subsidiaries are relevant to the calculation of retained earnings that are free of restriction for the payment of dividends to Validus Holdings Ltd.
The ability of certain of these subsidiaries to pay dividends to us is limited under Bermuda law and regulations. The Insurance Act provides that each of our Bermuda subsidiaries may not declare or pay, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files with the BMA at least seven days prior to the payment, an affidavit signed by at least two directors and such subsidiary's principal representative, stating that in their opinion such subsidiary will continue to satisfy the required margins following declaration of those dividends, however, there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years' statutory financial statements) each of these subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary's principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. The Company's primary restrictions on net assets of subsidiaries consist of regulatory requirements placed upon the regulated (re)insurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2012. These amounts are available for distribution as dividend payments to the Company, subject to approval of the BMA. The amounts that are unrestricted net assets and which are available from the Company's subsidiaries for distribution as dividend payments to Validus Holdings, Ltd. without approval of the BMA for Validus Re, Validus Re Americas, Ltd., TIBL, AlphaCat Reinsurance, Ltd., PaCRe, Ltd., Flagstone Reassurance Suisse SA (Bermuda Branch) and Mont Fort Re Ltd. were $826.2 million, $nil, $467.3 million, $nil, $nil, $349.4 million and $0.1 million respectively.
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
In addition, the indenture governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries. See “Business—Regulation—Bermuda,” “Risk Factors—Risks Related to Ownership of Our Common Shares—Because we are a holding company and substantially all of our operations are conducted by our main operating subsidiaries, Validus Re and Talbot, our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from Validus Re and Talbot,” “Risk Factors—Risks Related to Our Company—We depend on ratings by A.M. Best Company. Our financial strength rating could be revised downward, which could affect our standing among brokers and customers, cause our premiums and earnings to decrease and limit our ability to pay dividends on our common shares.”
Share Repurchase Program
The Company has repurchased approximately 43.7 million common shares for an aggregate purchase price of $1,227.1 million from the inception of the share repurchase program to February 13, 2013.
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
On February 6, 2013, the Board of Directors of the Company authorized an increase to the Company's common share repurchase authorization to $500.0 million. This amount is in addition to, and in excess of, the $1,206.8 million of common shares repurchased by the Company through February 6, 2013 under its previously authorized share repurchase program.
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current authorizations is $479.8 million as of February 13, 2013.
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

		Share Repurchase Activity by Quarter
Effect of share repurchases:	As at December 31, 2011 (cumulative)	Quarter ended March 31, 2012	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price(a)	$947,170	$11,308	$209,944	$38,423	$—
Shares repurchased	35,031,985	372,560	6,558,884	1,174,628	—
Average price(a)	$27.04	$30.35	$32.01	$32.71	$—
Estimated net cumulative accretive (dilutive) impact on:
Diluted BV per common share(b)		$1.49	$1.87	$2.42	$1.93
Diluted EPS—Quarter(c)		0.29	$0.42	$0.63	$0.32

		Share Repurchase Activity Post Year End
Effect of share repurchases:	As at December 31, 2012 (cumulative)	January	February	As at February 13, 2013	Cumulative to Date Effect
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price(a)	$1,206,845	$—	$20,218	$20,218	$1,227,063
Shares repurchased	43,138,057	—	550,576	550,576	43,688,633
Average price(a)	$27.98	$—	$36.72	$36.72	$28.09

(a)	Share transactions are on a trade date basis through February 13, 2013 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)	As the average price per share repurchased during the periods 2010, 2011 and 2012 was lower than the book value per common share, the repurchase of shares increased the ending book value per share.

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

Item 6.    Selected Financial Data
The summary Consolidated Statements of Comprehensive Income data for the years ended December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008 and the summary consolidated balance sheet data as of December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008 are derived from our audited consolidated financial statements. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot, IPC and Flagstone on July 2, 2007, September 4, 2009 and November 30, 2012, respectively. IPC is included in the Company’s consolidated results only for the four months ended December 31, 2009 and subsequent fiscal year ends. IPC is not included in the consolidated results for the year ended December 31, 2008. Flagstone is included in the Company's consolidated results only for the one month ended December 31, 2012. Flagstone is not included in the consolidated results for the years ended December 31, 2011, December 31, 2010, December 31, 2009 or December 31, 2008.
You should read the following summary consolidated financial information together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2012	2011	2010	2009	2008

	(Dollars in thousands, except share and per share amounts)
Revenues
Gross premiums written	$2,166,440	$2,124,691	$1,990,566	$1,621,241	$1,362,484
Reinsurance premiums ceded	(307,506)	(289,241)	(229,482)	(232,883)	(124,160)
Net premiums written	1,858,934	1,835,450	1,761,084	1,388,358	1,238,324
Change in unearned premiums	14,282	(33,307)	39	61,219	18,194
Net premiums earned	1,873,216	1,802,143	1,761,123	1,449,577	1,256,518
Gain on bargain purchase, net of expenses (a)	17,701	—	—	287,099	—
Net investment income	107,936	112,296	134,103	118,773	139,528
Realized gain on repurchase of debentures	—	—	—	4,444	8,752
Net realized gains (losses) on investments	18,233	28,532	32,498	(11,543)	(1,591)
Net unrealized gains (losses) on investments	17,585	(19,991)	45,952	84,796	(79,707)
(Loss) from investment affiliate	(964)	—	—	—	—
Other income	22,396	5,718	5,219	4,634	5,264
Foreign exchange gains (losses)	4,798	(22,124)	1,351	(674)	(49,397)
Total revenues	2,060,901	1,906,574	1,980,246	1,937,106	1,279,367
Expenses
Losses and loss expenses	999,446	1,244,401	987,586	523,757	772,154
Policy acquisition costs	334,698	314,184	292,899	262,966	234,951
General and administrative expenses	263,652	197,497	209,290	185,568	123,948
Share compensation expenses	26,709	34,296	28,911	27,037	27,097
Finance expenses	53,857	54,817	55,870	44,130	57,318
Transaction expenses (b)	—	17,433	—	—	—
Total expenses	1,678,362	1,862,628	1,574,556	1,043,458	1,215,468
Net income before taxes and income from operating affiliates	382,539	43,946	405,690	893,648	63,899
Tax (expense) benefit	(2,501)	(824)	(3,126)	3,759	(10,788)
Income from operating affiliates	12,580	—	—	—	—
Net income	392,618	43,122	402,564	897,407	53,111
Net loss (income) attributable to noncontrolling interest	15,820	(21,793)	—	—	—
Net income available to Validus	408,438	21,329	402,564	897,407	53,111
Comprehensive income
Foreign currency translation adjustments	3,648	(1,146)	(604)	3,007	(7,809)
Comprehensive income	$412,086	$20,183	$401,960	$900,414	$45,302
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	97,184,110	98,607,439	116,018,364	93,697,194	74,677,903
Diluted	102,384,923	100,928,284	120,630,945	97,168,409	75,819,413
Basic earnings per share available to common shareholders	$4.13	$0.14	$3.41	$9.51	$0.62
Diluted earnings per share available to common shareholders	$3.99	$0.14	$3.34	$9.24	$0.61
Cash dividends declared per share	$1.00	$1.00	$0.88	$0.80	$0.80
Selected financial ratios
Losses and loss expenses (c)	53.4%	69.1%	56.1%	36.1%	61.5%
Policy acquisition cost (d)	17.9%	17.4%	16.6%	18.1%	18.7%
General and administrative expense (e)	15.5%	12.9%	13.5%	14.7%	12.0%
Expense ratio (f)	33.4%	30.3%	30.1%	32.8%	30.7%
Combined ratio (g)	86.8%	99.4%	86.2%	68.9%	92.2%
Annualized return on average equity (h)	11.3%	0.6%	10.8%	31.8%	2.7%

The following table sets forth summarized balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008:

	As at December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share and per share amounts)
Summary Balance Sheet Data:
Investments at fair value	$6,764,032	$5,191,123	$5,118,859	$5,388,759	$2,831,537
Cash and cash equivalents	1,219,379	832,844	620,740	387,585	449,848
Total assets	10,020,264	7,618,471	7,060,878	7,019,140	4,322,480
Reserve for losses and loss expenses	3,517,573	2,631,143	2,035,973	1,622,134	1,305,303
Unearned premiums	894,362	772,382	728,516	724,104	539,450
Senior notes payable	247,090	246,982	246,874	—	—
Debentures payable	540,709	289,800	289,800	289,800	304,300
Total shareholders’ equity	4,455,107	3,448,425	3,504,831	4,031,120	1,938,734
Book value per common share (i)	37.26	34.67	35.76	31.38	25.64
Diluted book value per common share (j)	35.22	32.28	32.98	29.68	23.78

(a)	The gain on bargain purchase, net of expenses, arises from the acquisition of Flagstone on November 30, 2012 and IPC on September 4, 2009 and is net of transaction related expenses.

(b)
The transaction expenses relate to cost incurred in connection with the Company’s proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(c)	The loss and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(e)	The general and administrative expense ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned.

(f)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(g)	The combined ratio is calculated by combining the loss ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(h)
Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Quarterly average shareholders’ equity is the average of the beginning and ending shareholders’ equity balances. Annual average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances.

(i)
Book value per common share is defined as total shareholders’ equity available to Validus divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(j)
Diluted book value per common share is calculated based on total shareholders’ equity available to Validus plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended December 31, 2012 and 2011 and for years ended December 31, 2012, 2011 and 2010 and the Company’s consolidated financial condition, liquidity and capital resources at December 31, 2012 and 2011. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included elsewhere within this filing.
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

Executive Overview
The Company conducts its operations worldwide through three operating segments which have been determined under U.S. GAAP segment reporting, Validus Re, Talbot and AlphaCat. The Company, provides reinsurance, insurance and insurance linked securities fund management. Validus Re is a Bermuda based reinsurer focused on short tail lines of reinsurance. Talbot is the Bermuda parent of the specialty insurance group primarily operating within the Lloyd's insurance market through Syndicate 1183.  AlphaCat is a Bermuda based investment adviser, managing third-party capital in insurance linked securities and other investments in the property catastrophe reinsurance space.
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
On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. The Company will underwrite business for PaCRe, for which it will be paid a profit commission based on PaCRe's underwriting results. As Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements for the Company. The portion of PaCRe's earnings attributable to third party investors for the year ended December 31, 2012 is recorded in the consolidated Statements of Comprehensive Income as "Net loss (income) attributable to noncontrolling interest."
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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone, strengthening the Company's leading property catastrophe reinsurance and short-tail specialty insurance platform. For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, a new special purpose vehicle formed for the purpose of investing in collateralized reinsurance. AlphaCat 2013 was funded with $230.0 million of contributed capital. Validus Re has an equity interest and voting rights in AlphaCat 2013 which is below 50%, therefore the investment in AlphaCat 2013 is included as an equity method investment in the consolidated financial statements of the Company.

On December 17, 2012, the Company also received $219.4 million of third party subscriptions for AlphaCat Insurance Linked Securities ("ILS") Funds.
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
The following are the primary lines in which the Company conducts business:
Property:    Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance. Property catastrophe includes reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property per risk provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. In property pro rata contracts the reinsurer shares the premiums as well as the losses and expenses in an agreed proportion with the cedant. AlphaCat underwrites property catastrophe reinsurance. Talbot primarily writes direct and facultative property insurance, lineslips and binding authorities and property treaty. The business written is principally onshore energy, commercial and industrial insurance. The business is short-tail with premiums generally earned within one year and claims generally paid within two years.
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
Income from the Company’s investment portfolio primarily comprises interest income on fixed maturity investments net of investment expenses and net realized/unrealized gains/losses on investments. A significant portion of the Company’s contracts provide short-tail coverage for damages resulting mainly from natural and man-made catastrophes, which means that the Company could become liable for a significant amount of losses on short notice. Accordingly, the Company has structured its investment portfolio to preserve capital and maintain a high level of liquidity, which means that the large majority of the Company’s investment portfolio consists of short-term fixed maturity investments. The Company’s fixed income investments are classified as trading. Under U.S. GAAP, these securities are carried at fair value, and unrealized gains and losses are included in net income in the Company’s Consolidated Statements of Comprehensive Income.
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
Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The global property and casualty insurance and reinsurance industry has historically been highly cyclical. Since 2007, increased capital provided by new entrants or by the commitment of capital by existing insurers and reinsurers increased the supply of insurance and reinsurance which resulted in a softening on rates on most lines. During 2010 there was an increased level of catastrophe activity, principally the Chilean earthquake and the Deepwater Horizon events but the Company continued to see increased competition and decreased premium rates in most classes of business.
During the January 2011 renewal season, Validus Re increased gross premiums written on its U.S. Cat XOL lines and decreased gross premiums written in the proportional lines. In addition, Validus Re decreased gross premiums written in the International Property lines as market conditions dictated. In the aftermath of 2010’s Deepwater Horizon loss, Validus Re saw additional opportunities and rate increases in the marine lines. Within its specialty lines, Validus Re increased gross premiums written in the terrorism lines among other sub-classes. Until the third quarter of 2011, premiums within Talbot remained relatively stable, then significant price increases were seen across offshore energy, onshore energy and property classes. Most other classes also experienced low level rate increases as the Lloyd’s market responded to the year’s highly publicized catastrophes (including the Christchurch earthquake, Brisbane floods, Tohuku earthquake and the Thailand floods) together with high frequency risk losses. These increases were offset by some pricing pressure remaining in places, resulting in an overall price increase at a whole account level of 3.1% for the year.
During the January 2012 renewal season, the Validus Re segment showed rate improvement relative to 2011. This improvement was largely due to the large catastrophe loss activity during 2011. During the first quarter of 2012, Talbot experienced rate increases in loss affected lines without seeing a systemic rise in rates across all lines. During the July 2012 renewal period, the Validus Re segment experienced rate improvements in the U.S. property lines while European and Latin American property rates were unchanged. The Talbot segment experienced a rate increase of 2.7% against a planned rate movement of 2% across the portfolio, with marine treaty, property and energy related lines outperforming the plan.
During the January 2013 renewal season, the Validus Re and AlphaCat segments underwrote $655.7 million in gross premiums written, an increase of 12.7% from the prior year period. This increase is driven primarily by an increase in gross premiums written in the specialty lines. This renewal data does not include Talbot’s operations as its business is distributed relatively evenly throughout the year.

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

	Three Months Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011	2010
Annualized return on average equity	(9.5)%	3.2%	11.3%	0.6%	10.8%
The decrease in annualized return on average equity was driven primarily by a decrease in net income available to Validus for the three months ended December 31, 2012. Net income available to Validus for the three months ended December 31, 2012 decreased by $118.0 million, or 432.0% compared to the three months ended December 31, 2011 due primarily to losses incurred on Hurricane Sandy. Net income available to Validus for the year ended December 31, 2012 increased by $387.1 million, compared to the year ended December 31, 2011 due primarily to the decreased impact of notable loss events for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share after dividends paid, increased by $2.94, or 9.1%, from $32.28 at December 31, 2011 to $35.22 at December 31, 2012. The increase was due to the income generated during the year ended December 31, 2012. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”
Cash dividends per common share are an integral part of the value created for shareholders. The Company declared quarterly cash dividends of $0.25 per common share and common share equivalent in each of the four quarters of 2012. On February 6, 2013, the Company announced an increase in the quarterly cash dividend to $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on March 29, 2013 to holders of record on March 15, 2013. In addition, the Company announced a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable, payable on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses), gain on bargain purchase, net of expenses and transaction expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting loss for the three months ended December 31, 2012 was $(113.1) million and underwriting income for the three months ended December 31, 2011 was $12.8 million. Underwriting income for the year ended December 31, 2012 and 2011 was $248.7 million and $11.8 million, respectively. Underwriting income is a Non-GAAP financial measure as described in detail and reconciled to net income in the section below entitled “Underwriting (Loss) Income.”

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the following accounting policies are critical to the Company’s financial reporting as the application of these policies requires management to make significant judgments. Management believes the items that require the most subjective and complex estimates are (1) reserve for losses and loss expenses, (2) premiums, (3) reinsurance premiums ceded and reinsurance recoverable and (4) investment valuation.
Reserve for Losses and Loss Expenses
Description: We believe that the most significant accounting judgment made by management is our estimate of reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability incurred for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR reserves”). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). The provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR at the aggregated line of business level. Additional individual claim IBNR amounts are sometimes calculated for larger claims within our insurance and reinsurance businesses.Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (either as an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. For AlphaCat, Talbot and Validus Re, IBNR is established separately for certain large or catastrophe losses and smaller “attritional” losses. The Company has procedures in place to aggregate large or catastrophe losses on a consolidated basis for financial reporting and disclosure purposes. For disclosure purposes, only those loss events which aggregate to over $15.0 million on a consolidated basis are disclosed separately and included in the reserve for notable loss events and reserve for development on events tables. Notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and disclosed if it is determined that they reach the consolidated threshold for notable loss disclosure.
For all lines of business, the Company’s reserve for losses and loss adjustment expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, additional case reserves (ACR), and (3) IBNR reserves. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:
1.Case reserves:    Case reserves generally are analyzed and established by each segment’s claims department on all lines, making use of third party input where appropriate (including, for the reinsurance business, reports of losses from ceding companies). For insurance business where Talbot is not the lead underwriter on the business, the case reserves are established by the lead underwriter and validated by the central Lloyd’s market claims bureau, with a sample reviewed by Talbot.
2.ACR reserves:    ACRs are established for AlphaCat and Validus Re business by our claims department in cases where we believe the case reserves reported by the cedant require adjustment. ACRs supplement case reserves based on information obtained through ceding company audits or other sources. ACRs are not generally used at Talbot as claim volumes are generally greater and thus the potential for future variation in case reserve estimates on known claims often can be analyzed at an aggregate level using historical data.
3.IBNR reserves:
a.Large or catastrophe events—IBNR reserves are established for all lines based on each segment’s estimates for known loss events for which not all claims have been reported to the Company. In establishing such IBNR reserves, the Company accumulates loss information from modeling agencies, where possible, publicly available sources and information contained in client reports and estimates. The loss information is applied to the Company’s book of in-force contracts to establish an estimate of the Company’s ultimate exposure to the loss event. For some large loss events, the Company estimates an ultimate loss expectation for the individual event. Paid losses, case reserves and any additional case reserves are then deducted from the ultimate loss to ascertain the IBNR estimate for these individual large claims or catastrophe events. The size of event for which the Company establishes a separate ultimate loss estimate may vary based on an assessment of the materiality of the event, as well as on other factors.
b.Attritional losses—IBNR reserves are established using some combination of the actuarial methods described above, including the Chain Ladder method, the Generalized Cape Cod method and the Bornhuetter-Ferguson method. In situations where limited historic development data is available and/or the year being analyzed is more recent (less mature), the expected loss method and the Bornhuetter-Ferguson method are more commonly used. Under all methods used at AlphaCat, Talbot and Validus Re, an ultimate loss amount is established. Paid losses, case reserves and any additional case reserves are then deducted from the ultimate loss to ascertain the attritional IBNR reserves.
For all sources of IBNR, net reserves are estimated by first estimating gross IBNR reserves, then estimating reinsurance recoverables on IBNR.
Judgments and Uncertainties: Loss reserve estimates for insurance and reinsurance business are not precise in that they deal with the inherent uncertainty in the outcome of insurance and reinsurance claims made on the Company, many of which have not yet been reported to the Company. Estimating loss reserves requires management to make assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors. These estimates and judgments are based on numerous factors, and may be revised over time as additional experience or other data becomes available, as new or improved methodologies are developed or as current laws change.
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
The Company writes a mix of predominantly short-tail business, both insurance and reinsurance. The combination of low claim frequency and high claim severity that is characteristic of much of this short-tail business makes the available data more volatile and less reliable for predicting ultimate losses. For example, in property lines, there can be additional uncertainty in loss estimation related to large catastrophe events, whether natural or man-made. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of claims is also subject to volatility due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take longer as buildings are discovered to have structural weaknesses not initially detected.
The Company also writes longer tail insurance lines of business, predominantly financial institutions ($35.8 million of gross premiums written on a claims made basis) and marine and energy liabilities ($60.3 million of gross premiums substantially written on a losses occurring basis) for the year ended December 31, 2012. These longer tail lines represent 8.9% of Talbot’s gross premiums written for the year ended December 31, 2012. For marine and energy liability, the time from the occurrence of a claim to its first report to the Company can also be years. For both marine and energy liability and financial institutions, the subsequent time between reporting of a claim and its settlement can be years. In these intervening periods between occurrence, reporting and settlement, additional facts regarding individual claims and trends often will become known and current laws and case law may change, affecting the ultimate value of the claim.
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
1.In addition to information received from clients on reported claims, the Company also uses information on the patterns of client loss reporting and loss settlements from previous events in order to estimate the Company’s ultimate liability related to these events;
2.The Company uses reinsurance industry information in order to perform consistency checks on the data provided by ceding companies and to identify trends in loss reporting and settlement activity. Where it deems appropriate, the Company incorporates such information in establishing reinsurance reserves; and
3.For both insurance and reinsurance business, the Company supplements the loss information received from clients with loss estimates developed by market share techniques and third party catastrophe models when such information is available.

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
The Company uses a reserving methodology that establishes a point estimate for ultimate losses. The point estimate represents management’s best estimate of ultimate losses and loss expenses. The Company does not select a range as part of its loss reserving process. The extent of reliance on management judgment in the reserving process differs depending on the circumstances surrounding the estimations, including the volume and credibility of data, the perceived relevance of historical data to future conditions, the stability or level of stability in the Company’s operational processes for handling losses (including claims practices and systems) and other factors. The Company reviews its reserving assumptions and methodologies on a quarterly basis. Two of the most critical assumptions in establishing reserves are loss emergence patterns and expected loss ratios. Loss emergence patterns are critical to the reserving process as they can be one key indicator of the ultimate liability. A pattern of reported loss emergence which is different from expectations may indicate a change in the loss climate and may thus influence the estimate of future payments that should be reflected in reserves. Expected loss ratios are a primary component in the Company’s calculation of estimated ultimate losses for business at an early stage in its development.
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
The Company has large catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, and estimation of ultimate losses resulting from large catastrophe events. The determination regarding which events follow these procedures is made by members of senior management from relevant departments within the Company. The procedures are designed to facilitate the communication of information between various relevant functions and provide an efficient approach to determining the estimated loss for the event.
In developing estimates for large catastrophe events, the Company considers various sources of information including: specific loss estimates reported by our cedants and policyholders, ceding company and overall insurance industry loss estimates reported by our brokers and by claims reporting services, proprietary and third party vendor models and internal data regarding insured or reinsured exposures related to the geographical location of the event. Use of these various sources enables management to estimate the ultimate loss for known events with a higher degree of accuracy and timeliness than if the Company relied solely on one data source. Indicated ultimate loss estimates for catastrophe events are compiled by a committee of management, and these indicated ultimate losses are incorporated into the process of selecting management’s best estimate of reserves.
As with large catastrophe events, the Company separately estimates ultimate losses for certain large claims using a number of methods, including estimation based on vendor models, analyses of specific industry occurrences and facts, as well as information from cedants and policyholders on individual contract involvements.
During 2010 and 2011, given the complexity and severity of notable loss events, an explicit reserve for potential development on 2010 and 2011 notable loss events (RDE) was included within the Company's IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events develop, it is expected that this reserve will be allocated to specific notable loss events. No RDE was established for 2012 notable losses.
The requirement for a reserve for potential development on notable loss events in a quarter is a function of (a) the number of significant events occurring in that quarter and (b) the complexity and volatility of those events. Complexity and volatility factors considered are as follows:
•Contract complexity;
• Nature and number of perils arising from an event;

• Limits and sub limits exposed;
• Quality, timing and flow of information received from each loss;
• Timing of receipt of information to the Company;
• Information regarding retrocessional covers;
• Assumptions, both explicit and implicit, regarding future paid and reported loss development patterns;
• Frequency and severity trends;
• Claims settlement practices; and
• Potential changes in the legal environment.
Each of these factors may lead to associated volatility for each notable loss event as well as consideration of the total reserve for loss events in the aggregate. Consequently, all of these factors are considered in the aggregate for the events occurring in the quarter, recognizing that it is more likely that one or some of the events may deteriorate significantly, rather than all deteriorating proportionately. The establishment of each quarter's requirement for a reserve for potential development on notable loss events takes place as part of the quarterly evaluation of the Company's overall reserve requirements. It is not directly linked in isolation to any one significant/notable loss in the quarter. The reserve for potential development on notable loss events is evaluated by our in-house actuaries as part of their normal process in setting of indicated reserves for the quarter. In ensuing quarters the senior management and the in-house actuaries revisit and re-estimate certain events previously considered in the catastrophe loss event process as well as events that have subsequently emerged in the current quarter. To the extent that there has been adverse development on a notable loss event, if there is RDE remaining from that accident year, an allocation from the respective accident year RDE will be made to the notable loss event. If there is no remaining RDE relating to the accident year of the loss, then adverse development will be recorded for the notable loss event.
Changes to the reserve for potential development on notable loss events will be considered in light of changes to previous loss estimates from notable losses in this re-estimation process.To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table below.
Management’s loss estimates are subject to annual corroborative review by independent external actuaries using generally accepted actuarial techniques and other analytical and qualitative methods.
The Company’s reserving methodology was not changed materially in the year ended December 31, 2012 from the methodology used in the year ended December 31, 2011 for either Validus Re, AlphaCat or Talbot. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2012 were $3,517.6 million and $440.0 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2012.

	As at December 31, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Validus Re	$1,009,434	$1,113,461	$2,122,895
AlphaCat	5,000	—	5,000
Talbot	760,149	720,158	1,480,307
Eliminations	(55,485)	(35,144)	(90,629)
Total	$1,719,098	$1,798,475	$3,517,573
Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2011 were $2,631.1 million and $372.5 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2011.

	As at December 31, 2011
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Validus Re	$765,299	$585,550	$1,350,849
AlphaCat	—	10,000	10,000
Talbot	703,965	673,596	1,377,561
Eliminations	(54,822)	(52,445)	(107,267)
Total	$1,414,442	$1,216,701	$2,631,143

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
Effect if Actual Results Differ From Assumptions: Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results, financial condition and liquidity. Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.
Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2012 is $3,077.6 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2012 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.

Net reserve for losses and loss expenses at December 31, 2012—Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
Six month acceleration	$2,661,432
Three month acceleration	2,855,922
No change (selected)	3,077,606
Three month deceleration	3,325,264
Six month deceleration	3,598,079
Net reserve for losses and loss expenses at December 31, 2012—Sensitivity to expected loss expenses

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
10% favorable	$2,959,320
5% favorable	3,018,463
No change (selected)	3,077,606
5% unfavorable	3,136,749
10% unfavorable	3,195,892
The most significant variance in the above scenarios, six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $520.5 million.
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
Premiums
  Description: For insurance business, written premium estimates are determined from the business plan estimates of premiums by class, the aggregate of underwriters’ estimates on a policy-by-policy basis, and projections of ultimate premiums using generally accepted actuarial methods. In particular, direct insurance premiums are recognized in accordance with the type of contract written.
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
Judgments and Uncertainties: For business written on a facultative basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by any facility; historical premium volume of similar facilities; the estimates provided by the broker; and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums. In the year ended December 31, 2012, premiums written on a facultative basis accounted for approximately $357.2 million of total gross premiums written at Talbot.
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

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)
Proportional	$333,469	15.4%	$267,378	12.6%	$260,149	13.1%
Non-proportional	1,832,971	84.6%	1,857,313	87.4%	1,730,417	86.9%
Total	$2,166,440	100.0%	$2,124,691	100.0%	$1,990,566	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
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
Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2012 no provision for doubtful accounts is necessary for receivables from cedants.
Reinsurance Premiums Ceded and Reinsurance Recoverables
 Description: As discussed in Item 1 “Business—Underwriting Risk Management,” the Company primarily uses ceded reinsurance for risk mitigation purposes. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage.
Judgments and Uncertainties: For excess of loss business, the amount of premium payable is usually contractually documented at inception and management judgment is only necessary in respect of any loss-related elements of the premium, for example reinstatement or adjustment premiums, and loss-related commissions. The full premium is recorded at inception and if the contract is purchased on a “losses occurring ” basis, the premium is earned on a straight line basis over the life of the contract. If the policy is purchased on a “risks attaching ” basis, the premium is earned in line with the inwards gross premiums to which the risk attaching relates. After the contract has expired, a No Claims Bonus may be received for certain policies, and this is recorded as a reinsurance premium adjustment in the period in which it can be reasonably determined.

Reinsurance receivable and reinsurance recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a reserve for non-recoverability. As at December 31, 2012, reinsurance recoverable balances were $440.0 million and paid losses recoverable balances were $46.4 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.
Our ceded unpaid losses and loss expense consists of two elements, those for reported losses and those for losses incurred but not reported (“IBNR”). Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see “Reserve for Losses and Loss Expenses” above). As at December 31, 2012, ceded IBNR recoverable balances were $185.3 million.
Although our reinsurance receivable and reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, we use judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2012, we had a provision for non-recoverability of $6.6 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.
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
Effect if Actual Results Differ from Assumptions: At December 31, 2012, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company’s consolidated financial statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.
Investment Valuation
Description: Consistent with U.S. GAAP, the Company recognizes fixed maturity and short-term investments at their fair value in the consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (“Level 1”) and unobservable inputs being the lowest level (“Level 3”). Generally, the degree of judgment used in measuring the fair value of financial instruments inversely correlates with the availability of observable inputs. All of the Company’s fixed maturity and short-term investment fair value measurements have either quoted market prices or other observable inputs.
Judgments and Uncertainties:The Company’s external investment accounting service provider receives prices from independent pricing sources to measure the fair values of its fixed maturity investments. These independent pricing sources are prioritized with respect to reliability to ensure that only the highest priority pricing inputs are used. The independent pricing sources are received via automated feeds from indices, pricing and broker-dealers services. Pricing is also obtained from other external investment managers. This information is applied consistently across all portfolios. The Company’s external investment accounting service provider confirms and documents all prices received from broker-dealers on a daily basis for quality control and audit purposes.
In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company’s external investment accounting service provider (supported by a SSAE 16 Report) in conjunction with regular discussion and analysis of the investment portfolio’s structure and performance. To date, management has not noted any issues or discrepancies related to investment valuation.
Other investments consist of hedge funds, a fund of hedge funds, private equity investments and a deferred compensation trust held in mutual funds. The hedge funds were valued at $538.5 million at December 31, 2012. The hedge funds consist of an investment in four Paulson & Co. managed funds and three investment funds assumed from the Flagstone Acquisition. The Paulson & Co. Inc. funds' administrator provides monthly reported Net Asset Values ("NAVs") with a one-month delay in its valuation. As a result, the funds' administrator's November 30, 2012 NAV was used as a partial basis for fair value measurement in the

Company's December 31, 2012 balance sheet. The fund manager provides an estimate of the NAV at December 31, 2012 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the Paulson hedge funds are classified as Level 3 assets. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. These managed hedge funds are subject to quarterly liquidity.
The Flagstone investment funds and private equity investments' monthly reported NAV is provided with a one-month or one-quarter delay in its valuation. As a result, the November 30, 2012 NAV or the September 30, 2012 NAV was used as a basis for fair value measurement in the Company's December 31, 2012 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investments funds and private equity investments are classified as Level 3 assets.
The fund of hedge funds includes a side pocket valued at $4.1 million at December 31, 2012. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's November 30, 2012 NAV was used as a basis for fair value measurement in the Company's December 31, 2012 balance sheet. The fund manager provides an estimate of the fund NAV at December 31, 2012 based on the estimated performance provided from the underlying third-party funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Effect if Actual Results Differ from Assumptions: Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company’s fixed maturity and short-term investments.

Segment Reporting
Management has determined that the Company operates in three reportable segments. These segments are its significant operating subsidiaries, Validus Re, AlphaCat and Talbot. For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.

Results of Operations
The Company commenced operations on December 16, 2005. The Company’s fiscal year ends on December 31. Financial statements are prepared in accordance with U.S. GAAP and relevant SEC guidance.
The following table presents results of operations for the three months ended December 31, 2012 and 2011 and years ended December 31, 2012, 2011 and 2010:

	Three Months Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2012 (a)	2011	2012 (a)	2011	2010
Gross premiums written	$311,847	$278,279	$2,166,440	$2,124,691	1,990,566
Reinsurance premiums ceded	(35,659)	(16,489)	(307,506)	(289,241)	(229,482)
Net premiums written	276,188	261,790	1,858,934	1,835,450	1,761,084
Change in unearned premiums	223,098	226,556	14,282	(33,307)	39
Net premiums earned	499,286	488,346	1,873,216	1,802,143	1,761,123
Losses and loss expenses	458,310	334,829	999,446	1,244,401	987,586
Policy acquisition costs	81,814	81,253	334,698	314,184	292,899
General and administrative expenses	65,095	52,253	263,652	197,497	209,290
Share compensation expenses	7,126	7,237	26,709	34,296	28,911
Total underwriting deductions	612,345	475,572	1,624,505	1,790,378	1,518,686
Underwriting (loss) income (b)	(113,059)	12,774	248,711	11,765	242,437
Net investment income	28,802	28,080	107,936	112,296	134,103
Other income	187	3,517	22,396	5,718	5,219
Finance expenses	(14,510)	(13,520)	(53,857)	(54,817)	(55,870)
Operating (loss) income before taxes and (loss) income from operating affilites (b)	(98,580)	30,851	325,186	74,962	325,889
Tax (expense) benefit	(615)	226	(2,501)	(824)	(3,126)
(Loss) income from operating affiliates	(614)	—	12,580	—	—
Net operating (loss) income (b)	(99,809)	31,077	335,265	74,138	322,763
Gain on bargain purchase, net of expenses (c)	21,485	—	17,701	—	—
Net realized (losses) gains on investments	(4,516)	5,355	18,233	28,532	32,498
Net unrealized (losses) gains on investments	(35,857)	2,159	17,585	(19,991)	45,952
(Loss) from investment affiliate	(406)	—	(964)	—	—
Foreign exchange gains (losses)	1,181	266	4,798	(22,124)	1,351
Transaction expenses (d)	—	(3,850)	—	(17,433)	—
Net (loss) income	(117,922)	35,007	392,618	43,122	402,564
Net loss (income) attributable to noncontrolling interest	27,206	(7,683)	15,820	(21,793)	—
Net (loss) income (attributable) available to Validus	$(90,716)	$27,324	$408,438	$21,329	$402,564
Selected ratios:
Net premiums written / Gross premiums written	88.6%	94.1%	85.8%	86.4%	88.5%
Losses and loss expenses	91.8%	68.6%	53.4%	69.1%	56.1%
Policy acquisition costs	16.4%	16.6%	17.9%	17.4%	16.6%
General and administrative expenses (e)	14.5%	12.2%	15.5%	12.9%	13.5%
Expense ratio	30.9%	28.8%	33.4%	30.3%	30.1%
Combined ratio	122.7%	97.4%	86.8%	99.4%	86.2%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

(c)	The gain on bargain purchase, net of expenses, arises from the acquisition of Flagstone on November 30, 2012 and is net of transaction related expenses.

(d)
The transaction expenses relate to costs incurred in connection with the Company’s proposed acquisition of Transatlantic. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(e)	The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2012 (a)	2011	2012 (a)	2011	2010
Validus Re
Gross premiums written	$79,233	$55,851	$1,131,959	$1,114,493	$1,089,443
Reinsurance premiums ceded	(7,074)	(49)	(144,578)	(150,718)	(63,147)
Net premiums written	72,159	55,802	987,381	963,775	1,026,296
Change in unearned premiums	213,105	196,679	35,890	2,150	13,822
Net premiums earned	285,264	252,481	1,023,271	965,925	1,040,118
Losses and loss expenses	331,130	215,903	575,416	749,305	601,610
Policy acquisition costs	40,703	39,227	154,362	154,582	159,527
General and administrative expenses	14,716	11,716	63,048	44,663	45,613
Share compensation expenses	1,849	2,191	7,763	9,309	7,181
Total underwriting deductions	388,398	269,037	800,589	957,859	813,931
Underwriting (loss) income (b)	(103,134)	(16,556)	222,682	8,066	226,187
AlphaCat
Gross premiums written	$(4)	$(1,323)	$21,603	$75,727	$11,796
Reinsurance premiums ceded	—	—	—	—	—
Net premiums written	(4)	(1,323)	21,603	75,727	11,796
Change in unearned premiums	5,895	27,834	(3,937)	(9,761)	(714)
Net premiums earned	5,891	26,511	17,666	65,966	11,082
Losses and loss expenses	—	10,000	—	10,000	—
Policy acquisition costs	589	3,331	1,774	7,946	1,072
General and administrative expenses	2,011	6,807	7,532	10,929	5,327
Share compensation expenses	84	33	279	107	594
Total underwriting deductions	2,684	20,171	9,585	28,982	6,993
Underwriting income (b)	3,207	6,340	8,081	36,984	4,089
Legal Entity adjustments
Gross premiums written	$7	$—	$7	$—	$—
Reinsurance premiums ceded	—	—	—	—	—
Net premiums written	7	—	7	—	—
Change in unearned premiums	(3,833)	—	(3,833)	—	—
Net premiums earned	(3,826)	—	(3,826)	—	—
Losses and loss expenses	—	—	—	—	—
Policy acquisition costs	(365)	(1,093)	(390)	(2,394)	—
General and administrative expenses	1,673	(5,438)	5,130	(1,658)	15,927
Share compensation expenses	115	196	561	982	80
Total underwriting deductions	1,423	(6,335)	5,301	(3,070)	16,007
Underwriting (loss) income (b)	(5,249)	6,335	(9,127)	3,070	(16,007)
Talbot
Gross premiums written	$241,100	$235,242	$1,078,636	$1,014,122	$981,073
Reinsurance premiums ceded	(37,067)	(27,931)	(228,686)	(218,174)	(258,081)
Net premiums written	204,033	207,311	849,950	795,948	722,992
Change in unearned premiums	4,098	2,043	(17,671)	(25,696)	(13,069)
Net premiums earned	208,131	209,354	832,279	770,252	709,923
Losses and loss expenses	127,180	108,926	424,030	485,096	385,976
Policy acquisition costs	41,745	41,160	183,926	157,334	143,769
General and administrative expenses	32,371	29,676	133,281	112,072	107,557
Share compensation expenses	2,442	1,934	7,789	8,582	6,923
Total underwriting deductions	203,738	181,696	749,026	763,084	644,225
Underwriting income (b)	4,393	27,658	83,253	7,168	65,698
Corporate & Eliminations
Gross premiums written	$(8,489)	$(11,491)	$(65,765)	$(79,651)	$(91,746)
Reinsurance premiums ceded	8,482	11,491	65,758	79,651	91,746
Net premiums written	(7)	—	(7)	—	—
Change in unearned premiums	3,833	—	3,833	—	—
Net premiums earned	3,826	—	3,826	—	—
Losses and loss expenses	—	—	—	—	—
Policy acquisition costs	(858)	(1,372)	(4,974)	(3,284)	(11,469)
General and administrative expenses	14,324	9,492	54,661	31,491	34,866
Share compensation expenses	2,636	2,883	10,317	15,316	14,133
Total underwriting deductions	16,102	11,003	60,004	43,523	37,530
Underwriting (loss) (b)	(12,276)	(11,003)	(56,178)	(43,523)	(37,530)
Total underwriting (loss) income (b)	$(113,059)	$12,774	$248,711	$11,765	$242,437

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

Three Months Ended December 31, 2012 compared to Three Months Ended December 31, 2011
Net loss attributable to Validus for the three months ended December 31, 2012 was $(90.7) million compared to net income available to Validus of $27.3 million for the three months ended December 31, 2011, a decrease of $118.0 million or 432.0%.
The primary factors driving the net loss attributable to Validus were:

•	Decrease in underwriting income of $125.8 million primarily due to:

•	A $123.5 million increase in loss and loss expenses;

•	A $12.8 million increase in general and administrative expenses; and

•	Offset by a $10.9 million increase in net premiums earned.

•	Unfavorable movements in net realized and unrealized losses on investments of $9.9 million and $38.0 million, respectively.
The above items were partially offset by the following factors:

•	Gain on bargain purchase, net of expenses and transaction expenses of $21.5 million; and

•	Net loss attributable to noncontrolling interest which resulted in an increase to net income attributable to Validus of $34.9 million.
The change in net income available to Validus for the three months ended December 31, 2012 of $118.0 million as compared to the three months ended December 31, 2011 is described in the following table:

	Three Months Ended December 31, 2012
	Increase (Decrease) Over the Three Months Ended December 31, 2011 (a)
(Dollars in thousands)	Validus Re (a)	AlphaCat	Talbot	Corporate and Eliminations (b)	Total
Notable losses—(increase) in net loss and loss expenses (c)	$(259,639)	$—	$(47,249)	$—	$(306,888)
Less: Notable losses—increase in net reinstatement premium (c)	33,177	—	4,540	—	37,717
Other underwriting income (loss)	139,884	(3,133)	19,444	(12,857)	143,338
Underwriting (loss) income (d)	(86,578)	(3,133)	(23,265)	(12,857)	(125,833)
Net investment income	(535)	528	(1,132)	1,861	722
Other income	(2,311)	(5,076)	(1,291)	5,348	(3,330)
Finance expenses	(462)	(1,043)	75	440	(990)
Operating (loss) income before taxes and (loss) from operating affiliates	(89,886)	(8,724)	(25,613)	(5,208)	(129,431)
Tax (expense) benefit	(152)	—	(1,776)	1,087	(841)
(Loss) from operating affiliates	—	(614)	—	—	(614)
Net operating (loss) income	(90,038)	(9,338)	(27,389)	(4,121)	(130,886)
Gain on bargain purchase, net of expenses	—	—	—	21,485	21,485
Net realized (losses) on investments	(9,367)	—	(504)	—	(9,871)
Net unrealized (losses) gains on investments	(4,266)	(31,819)	(1,932)	1	(38,016)
(Loss) from investment affiliate	(406)	—	—	—	(406)
Foreign exchange gains (losses)	413	136	749	(383)	915
Transaction expenses	—	—	—	3,850	3,850
Net (loss) income	(103,664)	(41,021)	(29,076)	20,832	(152,929)
Net loss (income) attributable to noncontrolling interest	—	34,889	—	—	34,889
Net (loss) income (attributable) available to Validus	$(103,664)	$(6,132)	$(29,076)	$20,832	$(118,040)

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	The Corporate and Eliminations column includes legal entity adjustments.

(c)
Notable losses for the three months ended December 31, 2012 include: Hurricane Sandy. Notable losses for the three months ended December 31, 2011 include: the Thai floods and excludes the reserve for potential development on 2011 notable loss events. The AlphaCat segment's non-consolidated affiliates incurred loss and loss expenses of $8.4 million related to Hurricane Sandy for the three months ended December 31, 2012. These losses are not included in the table above as the entities are accounted for as investments in operating affiliates.

(d)
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

Gross Premiums Written
Gross premiums written for the three months ended December 31, 2012 were $311.8 million compared to $278.3 million for the three months ended December 31, 2011, an increase of $33.6 million or 12.1%. The property and marine lines increased by $37.4 million and $5.1 million, respectively, while the specialty lines decreased by $8.9 million. Details of gross premiums written by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$110,561	35.4%	$73,200	26.3%	51.0%
Marine	89,394	28.7%	84,247	30.3%	6.1%
Specialty	111,892	35.9%	120,832	43.4%	(7.4)%
Total	$311,847	100.0%	$278,279	100.0%	12.1%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Validus Re.    Validus Re gross premiums written for the three months ended December 31, 2012 were $79.2 million compared to $55.9 million for the three months ended December 31, 2011, an increase of $23.4 million or 41.9%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$54,878	69.2%	$34,053	61.0%	61.2%
Marine	8,621	10.9%	9,742	17.4%	(11.5)%
Specialty	15,734	19.9%	12,056	21.6%	30.5%
Total	$79,233	100.0%	$55,851	100.0%	41.9%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
The increase in gross premiums written in the property lines of $20.8 million was due primarily to an increase in reinstatement premiums of $28.0 million primarily due to Hurricane Sandy and a $7.4 million increase in premiums relating to the Flagstone acquisition, slightly offset by a decrease in per risk excess of loss treaties of $5.1 million. The decrease in gross premiums written of $1.1 million in the marine lines was due primarily to a $6.8 million decrease in premium adjustments on proportional treaties, partially offset by an increase in reinstatement premiums of $4.1 million primarily on Hurricane Sandy. The increase in gross premiums written in the specialty lines of $3.7 million was due primarily to a $3.1 million increase in premiums relating to the Flagstone acquisition and a $2.5 million increase in per risk excess of loss treaties and premium adjustments on proportional treaties, slightly offset by a $2.2 million decrease in premium adjustments relating to non-proportional treaties.
Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot for the three months ended December 31, 2012 were $8.5 million compared to $11.5 million for the three months ended December 31, 2011, a decrease of by $3.0 million as compared to the three months ended December 31, 2011. These reinsurance transactions with Talbot are eliminated upon consolidation.
AlphaCat.    AlphaCat gross premiums written for the three months ended December 31, 2012 were $0.0 million compared to $(1.3) million for the three months ended December 31, 2011, an increase of $1.3 million or 99.7%. The AlphaCat segment generally does not write premiums in the fourth quarter.
The increase in gross premiums written in the property lines of $1.3 million was due primarily to the change in accounting treatment for AlphaCat Re 2011 which occurred as at December 31, 2011, when the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated Balance Sheet of the

Company. AlphaCat Re 2011 was consolidated in 2011 whereas in 2012, AlphaCat Re 2011 is accounted for as an equity method operating affiliate.
Managed gross premiums written from our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the three months ended December 31, 2012 were $0.0 million compared to $(1.4) million for the three months ended December 31, 2011, an increase of $1.3 million or 97.3%. Gross premiums written from our consolidated AlphaCat entities for the three months ended December 31, 2012 were $0.0 million compared to $0.1 million for the three months ended December 31, 2011, a decrease of $0.1 million or 106.5%.
Talbot.    Talbot gross premiums written for the three months ended December 31, 2012 were $241.1 million compared to $235.2 million for the three months ended December 31, 2011, an increase of $5.9 million or 2.5%. The $241.1 million of gross premiums written translated at 2011 rates of exchange would have been $240.9 million during the three months ended December 31, 2012, giving an effective increase of $5.7 million or 2.4%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$62,258	25.8%	$51,793	22.0%	20.2%
Marine	81,540	33.8%	74,235	31.6%	9.8%
Specialty	97,302	40.4%	109,214	46.4%	(10.9)%
Total	$241,100	100.0%	$235,242	100.0%	2.5%
The increase in gross premiums written in the property lines of $10.5 million was due primarily to a $6.4 million increase in premiums written in the direct property lines and a $4.2 million increase in the construction lines, partially offset by a $1.0 million decrease in property treaty lines. The increase in gross premiums written in the marine lines of $7.3 million was due primarily to a $5.1 million increase in premiums written in the cargo lines and a $5.1 million increase in the other treaty lines, $3.5 million of which relates to reinstatement premiums on Hurricane Sandy. These were partially offset by a $2.5 million decrease in yachts lines. The decrease in gross premiums written in the specialty lines of $11.9 million was due primarily to a $12.2 million decrease in premiums written in the direct aviation and aviation treaty lines. This decrease primarily relates to a premium reassessment of $8.2 million which has no net earned impact on the direct aviation and aviation treaty lines. In addition, there was a $2.9 million decrease in the war lines, partially offset by a $3.7 million increase in the political violence lines.
Reinsurance Premiums Ceded
Reinsurance premiums ceded for the three months ended December 31, 2012 were $35.7 million compared to $16.5 million for the three months ended December 31, 2011, an increase of $19.2 million or 116.3%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$19,644	55.1%	$11,979	72.7%	64.0%
Marine	4,890	13.7%	(1,363)	(8.3)%	458.8%
Specialty	11,125	31.2%	5,873	35.6%	89.4%
Total	$35,659	100.0%	$16,489	100.0%	116.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re.    Validus Re reinsurance premiums ceded for the three months ended December 31, 2012 were $7.1 million compared to $0.0 million for the three months ended December 31, 2011, an increase of $7.0 million. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$4,275	60.5%	$980	2,000.0%	336.2%
Marine	2,803	39.6%	(931)	(1,900.0)%	401.1%
Specialty	(4)	(0.1)%	—	—%	NM
Total	$7,074	100.0%	$49	100.0%	NM

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful
Reinsurance premiums ceded in the property lines increased by $3.3 million, due primarily to increases in ceded reinstatement premiums and non-proportional coverage of $2.2 million and $1.4 million, respectively. The increase in reinsurance premiums of $3.7 million ceded in the marine lines was primarily due to a $1.4 million increase in non-proportional coverage and $1.3 million of adjustments to coverage from prior periods.
AlphaCat.    AlphaCat did not cede reinsurance premiums for the three months ended December 31, 2012 and 2011.
Talbot.    Talbot reinsurance premiums ceded for the three months ended December 31, 2012 were $37.1 million compared to $27.9 million for the three months ended December 31, 2011, an increase of $9.1 million or 32.7%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$21,940	59.2%	$22,322	79.9%	(1.7)%
Marine	2,854	7.7%	(702)	(2.5)%	506.6%
Specialty	12,273	33.1%	6,311	22.6%	94.5%
Total	$37,067	100.0%	$27,931	100.0%	32.7%
The increase in reinsurance premiums ceded in the marine lines of $3.6 million was due primarily to a $5.5 million increase in premiums ceded in the marine energy and cargo lines, $5.2 million of which relates to reinstatement premiums, partially offset by a $2.1 million decrease in other marine lines. The increase in reinsurance premiums ceded in the specialty lines of $6.0 million was due primarily to a $3.0 million increase in premiums ceded in the war, political risk and violence lines and a $2.0 million increase in financial institution lines, mainly due to higher reinstatement premiums and prior period adjustments.
Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended December 31, 2012 were $8.5 million compared to $11.5 million for the three months ended December 31, 2011, a decrease of $3.0 million. These reinsurance agreements with Validus Re are eliminated upon consolidation.
Net Premiums Written
Net premiums written for the three months ended December 31, 2012 were $276.2 million compared to $261.8 million for the three months ended December 31, 2011, an increase of $14.4 million or 5.5%. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2012 and 2011 were 88.6% and 94.1%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$90,917	32.9%	$61,221	23.4%	48.5%
Marine	84,504	30.6%	85,610	32.7%	(1.3)%
Specialty	100,767	36.5%	114,959	43.9%	(12.3)%
Total	$276,188	100.0%	$261,790	100.0%	5.5%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re.    Validus Re net premiums written for the three months ended December 31, 2012 were $72.2 million compared to $55.8 million for the three months ended December 31, 2011, an increase of $16.4 million or 29.3%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$50,603	70.1%	$33,073	59.3%	53.0%
Marine	5,818	8.1%	10,673	19.1%	(45.5)%
Specialty	15,738	21.8%	12,056	21.6%	30.5%
Total	$72,159	100.0%	$55,802	100.0%	29.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 91.1% and 99.9% for the three months ended December 31, 2012 and 2011, respectively.
AlphaCat.    AlphaCat net premiums written for the three months ended December 31, 2012 were $0.0 million compared to $(1.3) million for the three months ended December 31, 2011, an increase of $1.3 million or 99.7%.

The increase in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the three months ended December 31, 2012 and 2011.
Talbot.    Talbot net premiums written for the three months ended December 31, 2012 were $204.0 million compared to $207.3 million for the three months ended December 31, 2011, a decrease of $3.3 million or 1.6%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$40,318	19.8%	$29,471	14.2%	36.8%
Marine	78,686	38.5%	74,937	36.1%	5.0%
Specialty	85,029	41.7%	102,903	49.7%	(17.4)%
Total	$204,033	100.0%	$207,311	100.0%	(1.6)%
The decrease in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended December 31, 2012 and 2011 were 84.6% and 88.1%, respectively.
Net Change in Unearned Premiums
Net change in unearned premiums for the three months ended December 31, 2012 was $223.1 million compared to $226.6 million for the three months ended December 31, 2011, a decrease of $3.5 million or 1.5%.

	Three Months Ended December 31, 2012 (a)	Three Months Ended December 31, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premium	$140,243	$286,211	(51.0)%
Less change due to Flagstone acquisition	139,389	—	NM
Deconsolidation of AlphaCat Re 2011	—	(9,405)	NM
Net change in gross unearned premium	279,632	276,806	1.0%

Change in prepaid reinsurance premium	(45,195)	(50,250)	(10.1)%
Less change due to Flagstone acquisition	(11,339)	—	NM
Net change in prepaid reinsurance premiums	(56,534)	(50,250)	12.5%
Net change in unearned premium	$223,098	$226,556	(1.5)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM:    Not meaningful
Validus Re.    Validus Re’s net change in unearned premiums for the three months ended December 31, 2012 was $213.1 million compared to $196.7 million for the three months ended December 31, 2011, an increase of $16.4 million or 8.4%.

	Three Months Ended December 31, 2012 (a)	Three Months Ended December 31, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premium	$110,621	$228,747	(51.6)%
Less change due to Flagstone acquisition	139,389	—	NM
Deconsolidation of AlphaCatRe 2011	—	(9,405)	NM
Net change in gross unearned premium	250,010	219,342	14.0%

Change in prepaid reinsurance premium	(25,566)	(22,663)	(12.8)%
Less change due to Flagstone acquisition	(11,339)	—	NM
Net change in prepaid reinsurance premiums	(36,905)	(22,663)	(62.8)%
Net change in unearned premium	$213,105	$196,679	8.4%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM:    Not meaningful
Validus Re net change in unearned premiums has increased for the three months ended December 31, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.
AlphaCat.    AlphaCat’s net change in unearned premiums for the three months ended December 31, 2012 was $5.9 million compared to $27.8 million for the three months ended December 31, 2011, a decrease of $21.9 million or 78.8%.

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$5,895	$27,834	(78.8)%
Net change in unearned premiums	$5,895	$27,834	(78.8)%

AlphaCat net change in unearned premiums has decreased for the three months ended December 31, 2012 due primarily to the deconsolidation of AlphaCat Re 2011 and the earnings pattern of gross premiums written.

Talbot.    Talbot’s net change in unearned premiums for the three months ended December 31, 2012 was $4.1 million compared to $2.0 million for the three months ended December 31, 2011, an increase of $2.1 million or 100.6%.

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$23,727	$29,630	(19.9)%
Change in prepaid reinsurance premiums	(19,629)	(27,587)	28.8%
Net change in unearned premiums	$4,098	$2,043	100.6%
Talbot’s net change in unearned premium has increased for the three months ended December 31, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.
Net Premiums Earned
Net premiums earned for the three months ended December 31, 2012 were $499.3 million compared to $488.3 million for the three months ended December 31, 2011, an increase of $10.9 million or 2.2%. Details of net premiums earned by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$250,480	50.2%	$236,671	48.5%	5.8%
Marine	146,744	29.4%	146,953	30.1%	(0.1)%
Specialty	102,062	20.4%	104,722	21.4%	(2.5)%
Total	$499,286	100.0%	$488,346	100.0%	2.2%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Validus Re.    Validus Re net premiums earned for three months ended December 31, 2012 were $285.3 million compared to $252.5 million for the three months ended December 31, 2011, an increase of $32.8 million or 13.0%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$198,002	69.4%	$169,052	67.0%	17.1%
Marine	60,163	21.1%	57,524	22.8%	4.6%
Specialty	27,099	9.5%	25,905	10.2%	4.6%
Total	$285,264	100.0%	$252,481	100.0%	13.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
The overall increase in net premiums earned was due primarily to the increase in reinstatement premiums relating to Hurricane Sandy and an increase in net premiums earned relating to the acquisition of Flagstone. The increase in premiums earned in the property lines of $29.0 million is due primarily to the increase in earned reinstatement premiums of $25.7 million relating primarily to Hurricane Sandy and a $20.9 million increase in premiums earned relating to the acquisition of Flagstone. These items are partially offset by a $10.3 million decrease in intercompany premiums with Talbot which are eliminated upon consolidation and a $6.0 million decrease in assumed earned premium.The increase in premiums earned in the marine lines of $2.6 million is due primarily to an increase in earned reinstatement premiums of $3.1 million relating primarily to Hurricane Sandy and a $1.6 million premiums earned relating to the Flagstone acquisition, partially offset by a $3.6 million decrease in premium adjustments on proportional business. These increases are consistent with the relevant pattern of net premiums written influencing the earned premiums for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.
AlphaCat.    AlphaCat net premiums earned for the three months ended December 31, 2012 were $5.9 million compared to $26.5 million for the three months ended December 31, 2011, a decrease of $20.6 million or 77.8%. Details of AlphaCat net premiums earned by line of business are provided below.

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$5,891	100.0%	$26,511	100.0%	(77.8)%
Total	$5,891	100.0%	$26,511	100.0%	(77.8)%
The decrease in net premiums earned is consistent with the relevant pattern of net premiums written and the deconsolidation of AlphaCatRe 2011, influencing the earned premiums for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.
Talbot.    Talbot net premiums earned for the three months ended December 31, 2012 were $208.1 million compared to $209.4 million for the three months ended December 31, 2011, a decrease of $1.2 million or 0.6%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$46,587	22.4%	$41,108	19.6%	13.3%
Marine	86,581	41.6%	89,429	42.8%	(3.2)%
Specialty	74,963	36.0%	78,817	37.6%	(4.9)%
Total	$208,131	100.0%	$209,354	100.0%	(0.6)%
The decrease in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.
Losses and Loss Expenses
Losses and loss expenses for the three months ended December 31, 2012 were $458.3 million compared to $334.8 million for the three months ended December 31, 2011, an increase of $123.5 million or 36.9%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended December 31, 2012 and 2011 were 91.8% and 68.6%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended December 31, 2012 (a)	Three Months Ended December 31, 2011	Percentage Point Change
Property	126.0%	90.0%	36.0
Marine	76.2%	53.0%	23.2
Specialty	30.2%	42.0%	(11.8)
All lines	91.8%	68.6%	23.2

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the three months ended December 31, 2012, the Company incurred $361.0 million of losses from notable loss events, which represented 72.3 percentage points of the overall loss ratio. Net of $36.4 million of reinstatement premiums, the effect of these events on net income was a decrease of $324.6 million. For the three months ended December 31, 2011, the Company incurred $54.1 million of losses from notable loss events, which represented 11.1 percentage points of the overall loss ratio, excluding the reserve for potential development on notable loss events. Including the impact of $(1.3) million of reinstatement premiums, the effect of these events on net income was a decrease of $55.5 million. The Company’s loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended December 31, 2012 and 2011 was 31.0% and 50.3%, respectively.

		Three Months Ended December 31, 2012 (b)
		(Dollars in thousands)
Fourth Quarter 2012 Notable Loss Events (a) (b)		Validus Re (b)		Talbot		Total
(Dollars in thousands)	Description	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE
Hurricane Sandy (d)	Windstorm	$282,603	99.1%	$78,433	37.7%	$361,036	72.3%
Total		$282,603	99.1%	$78,433	37.7%	$361,036	72.3%

		Three Months Ended December 31, 2011
		(Dollars in thousands)
Fourth Quarter 2011 Notable Loss Events (a)		Validus Re		Talbot		Total
(Dollars in thousands)	Description	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE
Thailand floods	Multiple flooding events	$22,964	9.1%	$31,184	14.9%	$54,148	11.1%
Total		$22,964	9.1%	$31,184	14.9%	$54,148	11.1%

(a)
These notable loss event amounts exclude the reserve for potential development on 2011 notable loss events and are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events in relation to the corresponding period end date, and other uncertainties inherent in loss estimation, meaningful uncertainty exists at the relevant reporting date regarding losses from these events and the Company’s actual ultimate net losses from these events can vary materially from these estimates.

(b) The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(c)
Net of reinsurance but not of reinstatement premiums. Total reinstatement premiums were $36.4 million and $(1.3) million for the three months ended December 31, 2012 and December 31, 2011, respectively.

(d)
The AlphaCat segment's non-consolidated affiliates incurred loss and loss expenses of $8.4 million related to Hurricane Sandy for the three months ended December 31, 2012. These losses are not included in the table above as the entities are accounted for as investments in operating affiliates.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2012 (a)	2011	Percentage Point Change
Property—current period—excluding items below	21.0%	46.9%	(25.9)
Property—current period—notable losses	113.2%	20.3%	92.9
Property—current period—reserve for potential development on notable loss events	0.0%	30.8%	(30.8)
Property—change in prior accident years	(8.2)%	(8.0)%	(0.2)
Property—loss ratio	126.0%	90.0%	36.0
Marine—current period—excluding items below	42.8%	53.8%	(11.0)
Marine—current period—notable losses	47.5%	2.9%	44.6
Marine—current period—reserve for potential development on notable loss events	0.0%	3.4%	(3.4)
Marine—change in prior accident years	(14.1)%	(7.1)%	(7.0)
Marine—loss ratio	76.2%	53.0%	23.2
Specialty—current period—excluding items below	38.2%	53.0%	(14.8)
Specialty—current period—notable losses	7.7%	1.8%	5.9
Specialty—change in prior accident years	(15.7)%	(12.8)%	(2.9)
Specialty—loss ratio	30.2%	42.0%	(11.8)
All lines—current period—excluding items below	31.0%	50.3%	(19.3)
All lines—current period—notable losses	72.3%	11.1%	61.2
All lines—current period—reserve for potential development on notable loss events	0.0%	16.0%	(16.0)
All lines—change in prior accident years	(11.5)%	(8.8)%	(2.7)
All lines—loss ratio	91.8%	68.6%	23.2

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re.    Validus Re losses and loss expenses for the three months ended December 31, 2012 were $331.1 million compared to $215.9 million for the three months ended December 31, 2011, an increase of $115.2 million or 53.4%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 116.1% and 85.5% for the three months ended December 31, 2012 and 2011, respectively. For the three months ended December 31, 2012, Validus Re incurred losses of $350.9 million related to current year losses and $19.8 million of favorable loss reserve development relating to prior accident years. For three months ended December 31, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 6.9 percentage points. For the three months ended December 31, 2011, Validus Re incurred losses of $223.0 million related to current year losses and $7.1 million of favorable loss reserve development relating to prior accident years. For the three months ended December 31, 2011, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 2.8 percentage points.
For the three months ended December 31, 2012, Validus Re incurred $282.6 million of losses from notable loss events, which represented 99.1 percentage points of the overall loss ratio. Net of $34.8 million of reinstatement premiums, the effect of these events on net income was a decrease of $247.8 million. For the three months ended December 31, 2011, Validus Re incurred $23.0 million of losses from notable loss events, which represented 9.1 percentage points of the overall loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $1.6 million, the effect of these events on Validus Re segment income was a decrease of $21.4 million. Validus Re segment loss ratios excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended December 31, 2012 and 2011 were 23.9% and 48.3%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2012 (a)	2011	Percentage Point Change
Property—current period excluding items below	18.7%	39.3%	(20.6)
Property—current period—notable losses	120.2%	11.7%	108.5
Property—current period—reserves for potential development on notable loss events	0.0%	43.2%	(43.2)
Property—change in prior accident years	(3.2)%	(2.8)%	(0.4)
Property—loss ratio	135.7%	91.4%	44.3
Marine—current period excluding items below	39.3%	62.5%	(23.2)
Marine—current period—notable losses	72.3%	5.6%	66.7
Marine—current period—reserves for potential development on notable loss events	0.0%	8.7%	(8.7)
Marine—change in prior accident years	(7.0)%	(0.5)%	(6.5)
Marine—loss ratio	104.6%	76.3%	28.3
Specialty—current period excluding items below	28.4%	75.6%	(47.2)
Specialty—current period—notable losses	4.2%	0.0%	4.2
Specialty—change in prior accident years	(34.4)%	(8.1)%	(26.3)
Specialty—loss ratio	(1.8)%	67.5%	(69.3)
All lines—current period excluding items below	23.9%	48.3%	(24.4)
All lines—current period—notable losses	99.1%	9.1%	90.0
All lines—current period—reserves for potential development on notable loss events	0.0%	30.9%	(30.9)
All lines—change in prior accident years	(6.9)%	(2.8)%	(4.1)
All lines—loss ratio	116.1%	85.5%	30.6

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the three months ended December 31, 2012, Validus Re property lines losses and loss expenses included $274.9 million related to current year losses and $6.3 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due to a decrease in loss estimates on prior year notable loss events, as well as a reduction in loss estimates on attritional losses. For the three months ended December 31, 2011, Validus Re property lines losses and loss expenses included $159.3 million related to current year losses and $4.7 million of favorable loss reserve development relating to prior accident years.
For the three months ended December 31, 2012, Validus Re property lines incurred $237.9 million of losses from notable loss events, which represented 120.2 percentage points of the property lines loss ratio. Net of $29.5 million of reinstatement premiums, the effect of these events on net income was a decrease of $208.4 million. For the three months ended December 31, 2011, Validus Re property lines incurred $19.8 million of losses from notable loss events, which represented 11.7 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended December 31, 2012 and 2011 were 18.7% and 39.3%, respectively.
For the three months ended December 31, 2012, Validus Re marine lines losses and loss expenses included $67.2 million related to current year losses and $4.2 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses, which was partially offset by an increase in prior year notable loss events. For the three months ended December 31, 2011, Validus Re marine lines losses and loss expenses included $44.2 million related to current year losses and $0.3 million of favorable loss reserve development relating to prior accident years.
For the three months ended December 31, 2012, Validus Re marine lines incurred $43.5 million of losses from notable loss events, which represented 72.3 percentage points of the marine lines loss ratio. Net of $5.2 million of reinstatement premiums, the effect of these events on net income was a decrease of $38.3 million. For the three months ended December 31, 2011, Validus Re marine lines incurred $3.2 million of losses from notable loss events, which represented 5.6 percentage points of the marine lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended December 31, 2012 and 2011 were 39.3% and 62.5%, respectively.
For the three months ended December 31, 2012, Validus Re specialty lines losses and loss expenses included $8.8 million related to current year losses and $9.3 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. For the three months ended December 31, 2011, Validus Re specialty lines losses and loss expenses included $19.6 million related to current year losses and $2.1 million of favorable loss reserve development relating to prior accident years.
For the three months ended December 31, 2012 and 2011, Validus Re specialty lines incurred $1.1 million of losses from notable loss events which represented 4.2 percentage points of the specialty lines loss ratio. Validus Re specialty lines loss ratios, excluding prior year loss reserve development, for the three months ended December 31, 2012 and 2011 were 28.4% and 75.6%, respectively.
The net negative financial impact from Hurricane Sandy to Flagstone for the year ended December 31, 2012 was $39.1 million. The financial impact to Flagstone did not impact Validus' results of operations in the fourth quarter 2012 as the loss event took place prior to the date of Validus' acquisition of Flagstone which was completed on November 30, 2012.

AlphaCat.    AlphaCat contributed $nil to the losses and loss expenses for the three months ended December 31, 2012 compared to $10.0 million for the three months ended December 31, 2011, a decrease of $10.0 million or 100.0%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was nil% and 37.7% for the three months ended December 31, 2012 and 2011, respectively. For the three months ended December 31, 2012, AlphaCat Re 2011 and AlphaCat Re 2012 incurred Hurricane Sandy net losses of $25.0 million and $7.5 million, respectively. The AlphaCat segment's portion of incurred losses and loss expenses related to Hurricane Sandy was $8.4 million for the year ended December 31, 2012 and are included in 'income from operating affiliates'.
Talbot.    Talbot losses and loss expenses for the three months ended December 31, 2012 were $127.2 million compared to $108.9 million for the three months ended December 31, 2011, an increase of $18.3 million or 16.8%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 61.1% and 52.0% for the three months ended December 31, 2012 and 2011, respectively.  For the three months ended December 31, 2012, Talbot incurred losses of $164.6 million related to current year losses and $37.4 million of favorable loss reserve development relating to prior accident years. For the three months ended December 31, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 18.0 percentage points. For the three months ended December 31, 2011, Talbot incurred losses of $144.6 million related to current year losses and $35.7 million in favorable loss reserve development relating to prior accident years. For the three months ended December 31, 2011, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 17.0 percentage points.
For the three months ended December 31, 2012, Talbot incurred $78.4 million of losses from notable loss events, which represented 37.7 percentage points of the overall loss ratio. Net of $1.6 million of reinstatement premiums, the effect of these events on net income was a decrease of $76.8 million. For the three months ended December 31, 2011, Talbot incurred $31.2 million of losses from notable loss events, which represented 14.9 percentage points of the overall loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the three months ended December 31, 2012 and 2011 were 41.4% and 54.1%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended December 31,
	2012	2011	Percentage Point Change
Property—current period excluding items below	33.5%	83.8%	(50.3)
Property—current period—notable losses	97.8%	68.9%	28.9
Property—change in prior accident years	(30.5)%	(34.8)%	4.3
Property—loss ratio	100.8%	117.9%	(17.1)
Marine—current period excluding items below	45.3%	48.2%	(2.9)
Marine—current period—notable losses	30.2%	1.1%	29.1
Marine—change in prior accident years	(19.0)%	(11.3)%	(7.7)
Marine—loss ratio	56.5%	38.0%	18.5
Specialty—current period excluding items below	41.8%	45.6%	(3.8)
Specialty—current period—notable losses	8.9%	2.3%	6.6
Specialty—change in prior accident years	(8.9)%	(14.3)%	5.4
Specialty—loss ratio	41.8%	33.6%	8.2
All lines—current period excluding items below	41.4%	54.1%	(12.7)
All lines—current period—notable losses	37.7%	14.9%	22.8
All lines—change in prior accident years	(18.0)%	(17.0)%	(1.0)
All lines—loss ratio	61.1%	52.0%	9.1
For the three months ended December 31, 2012, Talbot property lines losses and loss expenses included $61.2 million related to current year losses and $14.2 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to lower than expected claims development on attritional and large losses. For the three months ended December 31, 2011, Talbot property lines losses and loss expenses included $62.8 million related to current year losses and $14.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development on large losses.
For the three months ended December 31, 2012, Talbot property lines incurred $45.6 million of losses from notable loss events, which represented 97.8 percentage points of the property lines loss ratio. Net of $1.2 million of reinstatement premiums, the effect of these events on net income was a decrease of $44.3 million. For the three months ended December 31, 2011, Talbot’s property lines incurred $28.3 million of losses from notable loss events, which represented 68.9 percentage points of the property lines loss ratio. Talbot property line loss ratio, excluding notable loss events and prior year loss reserve development for the three months ended December 31, 2012 and 2011 were 33.5% and 83.8%, respectively.
For the three months ended December 31, 2012, Talbot marine lines losses and loss expenses included $65.4 million related to current year losses and $16.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to lower than expected claims development on attritional losses. For the three months ended December 31, 2011, Talbot marine lines losses and loss expenses included $44.1 million related to current year losses and $10.1 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was primarily due to favorable development on attritional losses.
For the three months ended December 31, 2012, Talbot marine lines incurred $26.2 million of losses from notable loss events, which represented 30.2 percentage points of the marine lines loss ratio. Net of $0.9 million of reinstatement premiums, the effect of these events on net income was a decrease of $25.2 million. For the three months ended December 31, 2011, Talbot’s marine lines incurred $1.0 million of losses from notable loss events, which represented 1.1 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended December 31, 2012 and 2011 were 45.3% and 48.2%, respectively.
For the three months ended December 31, 2012, Talbot specialty lines losses and loss expenses included $38.0 million relating to current year losses and $6.7 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development on attritional losses. For the three months ended December 31, 2011, Talbot specialty lines losses and loss expenses included $37.8 million relating to current year losses and $11.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was primarily due to favorable development on attritional losses.

For the three months ended December 31, 2012, Talbot specialty lines incurred $6.7 million of losses from notable loss events, which represented 8.9 percentage points of the specialty lines loss ratio. Net of $(0.5) million of reinstatement premiums, the effect of these events on net income was a decrease of $7.2 million. For the three months ended December 31, 2011, Talbot’s specialty lines incurred $1.9 million of losses from notable loss events, which represented 2.3 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended December 31, 2012 and 2011 were 41.8% and 45.6%, respectively.
Reserves for Losses and Loss Expenses
At December 31, 2012 and 2011, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates as discussed above. The Company did not make any significant changes in assumptions or methodology used in its reserving process for the year ended December 31, 2012.

	As at December 31, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$930,553	$892,227	$1,822,780
Marine	522,907	477,948	1,000,855
Specialty	265,638	428,300	693,938
Total	$1,719,098	$1,798,475	$3,517,573

	As at December 31, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$768,722	$803,182	$1,571,904
Marine	465,080	438,009	903,089
Specialty	230,584	372,029	602,613
Total	$1,464,386	$1,613,220	$3,077,606
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended December 31, 2012:

	Three Months Ended December 31, 2012
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,216,560	$10,000	$1,422,568	$(86,524)	$2,562,604
Losses recoverable	(38,371)	—	(365,405)	86,524	(317,252)
Net reserves at period beginning	1,178,189	10,000	1,057,163	—	2,245,352
Net reserves acquired in Flagstone acquisition	639,641	—	—	—	639,641
Incurred losses—current year	350,926	—	164,605	—	515,531
Change in prior accident years	(19,796)	—	(37,425)	—	(57,221)
Incurred losses	331,130	—	127,180	—	458,310
Foreign exchange	(1,804)	—	2,747	—	943
Paid losses	(172,907)	(5,000)	(88,733)	—	(266,640)
Net reserves at period end	1,974,249	5,000	1,098,357	—	3,077,606
Losses recoverable	148,646	—	381,950	(90,629)	439,967
Gross reserves at period end	$2,122,895	$5,000	$1,480,307	$(90,629)	$3,517,573
The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the three months ended December 31, 2012, favorable loss reserve development on prior accident years was $57.2 million of which, $19.8 million of the favorable loss reserve development related to the Validus Re segment and $37.4 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 11.5 percentage points for the three months ended December 31, 2012. For the three months ended December 31, 2011, favorable loss reserve development on prior accident years was $42.8 million, of which, $7.1 million related to the Validus Re segment and $35.7 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 8.8 percentage points for the three months ended December 31, 2011.
Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section above. As at September 30, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $nil and $51.3 million, respectively. During the three months ended December 31, 2012, the Company increased certain loss estimates and allocated $9.1 million of 2011 RDE to the Christchurch earthquake, the Thailand floods and the Gryphon Alpha mooring failure. As at December 31, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $nil and $42.2 million, respectively. No RDE was established for 2012 notable losses.
Policy Acquisition Costs
Policy acquisition costs for the three months ended December 31, 2012 were $81.8 million compared to $81.3 million for the three months ended December 31, 2011, an increase of $0.6 million or 0.7%. Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 16.4% and 16.6%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended December 31, 2012 (a)			Three Months Ended December 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$29,237	35.8%	11.7%	$26,753	32.9%	11.3%	9.3%
Marine	29,429	36.0%	20.1%	31,603	38.9%	21.5%	(6.9)%
Specialty	23,148	28.3%	22.7%	22,897	28.2%	21.9%	1.1%
Total	$81,814	100.1%	16.4%	$81,253	100.0%	16.6%	0.7%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re.    Validus Re policy acquisition costs for the three months ended December 31, 2012 were $40.7 million compared to $39.2 million for the three months ended December 31, 2011, an increase of $1.5 million or 3.8%.

	Three Months Ended December 31, 2012 (a)			Three Months Ended December 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$25,820	63.4%	13.0%	$24,734	63.0%	14.6%	4.4%
Marine	10,526	25.9%	17.5%	11,165	28.5%	19.4%	(5.7)%
Specialty	4,357	10.7%	16.1%	3,328	8.5%	12.8%	30.9%
Total	$40,703	100.0%	14.3%	$39,227	100.0%	15.5%	3.8%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition costs ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended December 31, 2012 and 2011 were 14.3% and 15.5%, respectively. The policy acquisition cost ratio on the specialty line has increased by 3.3 percentage points due to certain large proportional contracts that have higher policy acquisition cost ratios.

AlphaCat.    AlphaCat policy acquisition costs for the three months ended December 31, 2012 were $0.6 million compared to $3.3 million for the three months ended December 31, 2011, a decrease of $2.7 million or 82.3%.

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$589	100.0%	10.0%	$3,331	100.0%	12.6%	(82.3)%
Total	$589	100.0%	10.0%	$3,331	100.0%	12.6%	(82.3)%
Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 10.0% and 12.6%, respectively.
Talbot.    Talbot policy acquisition costs for the three months ended December 31, 2012 were $41.7 million compared to $41.2 million for the three months ended December 31, 2011, an increase of $0.6 million or 1.4%.

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$4,648	11.1%	10.0%	$1,053	2.5%	2.6%	341.4%
Marine	18,269	43.8%	21.1%	20,523	49.9%	22.9%	(11.0)%
Specialty	18,828	45.1%	25.1%	19,584	47.6%	24.8%	(3.9)%
Total	$41,745	100.0%	20.1%	$41,160	100.0%	19.7%	1.4%
Policy acquisition costs as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 20.1% and 19.7%, respectively. The policy acquisition ratio on the property line increased by 7.4 percentage points primarily due to a decrease in the ceding acquisition rates on the onshore energy lines.
General and Administrative Expenses
General and administrative expenses for the three months ended December 31, 2012 were $65.1 million compared to $52.3 million for the three months ended December 31, 2011, an increase of $12.8 million or 24.6%.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$14,716	22.6%	$11,716	22.4%	25.6%
AlphaCat	2,011	3.1%	6,807	13.0%	(70.5)%
Talbot	32,371	49.7%	29,676	56.8%	9.1%
Corporate & Eliminations(b)	15,997	24.6%	4,054	7.8%	294.6%
Total	$65,095	100.0%	$52,253	100.0%	24.6%
(a) The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Corporate and Eliminations includes legal entity adjustments
General and administrative expenses of $65.1 million in the three months ended December 31, 2012 represents 13.0 percentage points of the expense ratio. Share compensation expense is discussed in the following section.
Validus Re.    Validus Re general and administrative expenses for the three months ended December 31, 2012 were $14.7 million compared to $11.7 million for the three months ended December 31, 2011, an increase of $3.0 million or 25.6%. General and administrative expenses have increased primarily due to the Company consolidating the general and administrative expenses as a result of the acquisition of Flagstone. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 5.2% and 4.6%, respectively.
AlphaCat.    AlphaCat general and administrative expenses for the three months ended December 31, 2012 were $2.0 million as compared to $6.8 million for the three months ended December 31, 2011, a decrease of $4.8 million or 70.5%. General and administrative expenses have decreased primarily due to the deconsolidation of AlphaCat Re 2011 as at December 31, 2011.

AlphaCat’s general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 34.1% and 25.7%, respectively. The AlphaCat segment’s general and administrative ratio has been impacted by the reduction in net premiums earned as a greater proportion of the segment’s revenues are generated in equity earnings from operating affiliates which is not included in the ratio calculation.
Talbot.    Talbot general and administrative expenses for the three months ended December 31, 2012 were $32.4 million compared to $29.7 million for the three months ended December 31, 2011, an increase of $2.7 million or 9.1%. General and administrative expenses have increased primarily due to an increase in performance bonus expense for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Talbot’s general and administrative expenses as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 15.6% and 14.2%, respectively.
Corporate & Eliminations.  Corporate general and administrative expenses for the three months ended December 31, 2012 were $16.0 million compared to $4.1 million for the three months ended December 31, 2011, an increase of $11.9 million or 294.6%. General and administrative expenses have increased primarily due to an increase in performance bonus expense as well as a decrease in eliminations between segments. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share Compensation Expenses
Share compensation expenses for the three months ended December 31, 2012 were $7.1 million compared to $7.2 million for the three months ended December 31, 2011, a decrease of $0.1 million or 1.5%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$1,849	25.9%	$2,191	30.3%	(15.6)%
AlphaCat	84	1.2%	33	0.5%	154.5%
Talbot	2,442	34.3%	1,934	26.7%	26.3%
Corporate & Eliminations (b)	2,751	38.6%	3,079	42.5%	(10.7)%
Total	$7,126	100.0%	$7,237	100.0%	(1.5)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Corporate and Eliminations includes legal entity adjustments.
Share compensation expenses of $7.1 million in the three months ended December 31, 2012 represents 1.5 percentage points of the general and administrative expense ratio.
Validus Re.    Validus Re share compensation expenses for the three months ended December 31, 2012 were $1.8 million compared to $2.2 million for the three months ended December 31, 2011, a decrease of $0.3 million or 15.6%. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 0.6% and 0.9%, respectively.
AlphaCat.    AlphaCat share compensation expense as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 1.5% and 0.1%, respectively.
Talbot.    Talbot share compensation expenses for the three months ended December 31, 2012 was $2.4 million compared to $1.9 million for the three months ended December 31, 2011, an increase of $0.5 million or 26.3%. Share compensation expense as a percent of net premiums earned for the three months ended December 31, 2012 and 2011 were 1.1% and 0.9%, respectively.
Corporate & Eliminations.    Corporate share compensation expenses for the three months ended December 31, 2012 were $2.8 million compared to $3.1 million for the three months ended December 31, 2011, a decrease of $0.3 million or 10.7%.
Selected Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses)

by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended December 31, 2012 and 2011.

	Three Months Ended December 31, 2012 (a)	Three Months Ended December 31, 2011	Percentage Point Change
Consolidated
Losses and loss expense ratio	91.8%	68.6%	23.2
Policy acquisition cost ratio	16.4%	16.6%	(0.2)
General and administrative expense ratio (b)	14.5%	12.2%	2.3
Expense ratio	30.9%	28.8%	2.1
Combined ratio	122.7%	97.4%	25.3
Validus Re
Losses and loss expense ratio	116.1%	85.5%	30.6
Policy acquisition cost ratio	14.3%	15.5%	(1.2)
General and administrative expense ratio (b)	5.8%	5.5%	0.3
Expense ratio	20.1%	21.0%	(0.9)
Combined ratio	136.2%	106.5%	29.7
AlphaCat
Losses and loss expense ratio	0.0%	37.7%	(37.7)
Policy acquisition cost ratio	10.0%	12.6%	(2.6)
General and administrative expense ratio (b)	35.6%	25.8%	9.8
Expense ratio	45.6%	38.4%	7.2
Combined ratio	45.6%	76.1%	(30.5)
Talbot
Losses and loss expense ratio	61.1%	52.0%	9.1
Policy acquisition cost ratio	20.1%	19.7%	0.4
General and administrative expense ratio (b)	16.7%	15.1%	1.6
Expense ratio	36.8%	34.8%	2.0
Combined ratio	97.9%	86.8%	11.1

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
(b) Includes general and administrative expenses and share compensation expenses.
General and administrative expense ratios for the three months ended December 31, 2012 and 2011 were 14.5% and 12.2%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Three Months Ended December 31, 2012 (a)		Three Months Ended December 31, 2011
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$65,095	13.0%	$52,253	10.7%
Share compensation expenses	7,126	1.5%	7,237	1.5%
Total	$72,221	14.5%	$59,490	12.2%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Underwriting (Loss) Income
Underwriting loss for the three months ended December 31, 2012 was $(113.1) million compared to income of $12.8 million for the three months ended December 31, 2011, a decrease of $125.8 million, or 985.1%.

(Dollars in thousands)	Three Months Ended December 31, 2012 (a)	% of Sub-total	Three Months Ended December 31, 2011	% of Sub-total	% Change
Validus Re	$(103,134)	108.0%	$(16,556)	(94.9)%	(522.9)%
AlphaCat	3,207	(3.4)%	6,340	36.3%	(49.4)%
Talbot	4,393	(4.6)%	27,658	158.6%	(84.1)%
Sub-total	(95,534)	100.0%	17,442	100.0%	(647.7)%
Corporate & Eliminations (b)	(17,525)		(4,668)		(275.4)%
Total	$(113,059)		$12,774		(985.1)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Corporate and Eliminations include legal entity adjustments.
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

(Dollars in thousands)	Three Months Ended December 31, 2012 (a)	Three Months Ended December 31, 2011
Underwriting (loss) income	$(113,059)	$12,774
Net investment income	28,802	28,080
Other income	187	3,517
Finance expenses	(14,510)	(13,520)
Net realized (losses) gains on investments	(4,516)	5,355
Net unrealized (losses) gains on investments	(35,857)	2,159
Gain on bargain purchase, net of expenses	21,485	—
Transaction expenses	—	(3,850)
(Loss) from investment affiliate	(406)	—
Foreign exchange gains	1,181	266
Tax (expense) benefit	(615)	226
(Loss) from operating affiliates	(614)	—
Net (loss) income	$(117,922)	$35,007

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
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
Net Investment Income
Net investment income for the three months ended December 31, 2012 was $28.8 million compared to $28.1 million for the three months ended December 31, 2011, an increase of $0.7 million or 2.6%. Net investment income increased due to the Flagstone acquisition. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended December 31, 2012 and 2011 are as provided below.

(Dollars in thousands)	Three Months Ended December 31, 2012 (a)	Three Months Ended December 31, 2011	% Change
Fixed maturities and short-term investments	$26,487	$27,740	(4.5)%
Other investments	2,790	—	NM
Cash and cash equivalents	1,723	2,153	(20.0)%
Securities lending income	5	27	(81.5)%
Total gross investment income	31,005	29,920	3.6%
Investment expenses	(2,203)	(1,840)	(19.7)%
Net investment income	$28,802	$28,080	2.6%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful
Annualized investment yield is calculated by dividing net investment income (excluding other investments) by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. Percentages for the quarter periods are annualized. The Company’s annualized effective investment yield was 1.53% and 1.84% for the three months ended December 31, 2012 and 2011 respectively, and the average duration of the portfolio at December 31, 2012 was 1.34 years (December 31, 2011—1.63 years).
The annualized effective investment yield decreased for the three months ended December 31, 2012 due to the consolidation of the Flagstone investment portfolio which included $1,060.4 million in cash and short term investments, or 72.4% of Flagstone's total investments and cash as at December 31, 2012. Excluding the effect of the consolidation of the Flagstone investment portfolio, the annualized effective investment yield would have been 1.69% for the three months ended December 31, 2012. Overall yield has decreased due to falling yields on fixed maturity investments.
Other Income
Other income for the three months ended December 31, 2012 was $0.2 million compared to $3.5 million for the three months ended December 31, 2011, a decrease of $3.3 million or 94.7%. The decrease was due primarily to a reduction in Talbot third party income and the deconsolidation of AlphaCat Re 2011 as at December 31, 2011. AlphaCat Re 2011 was a consolidated subsidiary during the three months ended December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.
Finance Expenses
Finance expenses for the three months ended December 31, 2012 were $14.5 million compared to $13.5 million for the three months ended December 31, 2011, an increase of $1.0 million or 7.3%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Three Months Ended December 31,
(Dollars in thousands)	2012 (a)	2011	% Change
2006 Junior Subordinated Deferrable Debentures	$2,235	$1,496	49.4%
2007 Junior Subordinated Deferrable Debentures	1,850	3,029	(38.9)%
2010 Senior Notes due 2040	5,596	5,597	0.0%
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	459	—	NM
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	327	—	NM
Credit facilities	1,469	1,671	(12.1)%
Bank charges	138	218	22.9%
AlphaCat Re 2011 fees (b)	—	1,497	(100.0)%
AlphaCat ILS Funds fees (c)	2,432	—	NM
Talbot FAL Facility	4	12	(66.7)%
Finance expenses	$14,510	$13,520	7.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
(b) Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.
(c) Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to the AlphaCat ILS funds and fund-raising for AlphaCat 2013.
NM:    Not Meaningful
The increase in finance expenses of $1.0 million for the three months ended December 31, 2012 was due primarily to placements fees incurred by AlphaCat for its investments in ILS Funds of $2.4 million, partially offset by a $1.5 million decrease in the preferred dividends and finance expenses attributable to AlphaCat Re 2011.
Tax (Expense) Benefit
Tax expense for the three months ended December 31, 2012 was $(0.6) million compared to a benefit of $0.2 million for the three months ended December 31, 2011, an increase in expense of $0.8 million. The increase was primarily due to higher profit commission, UK taxable profit and Canadian tax charge, partially offset by a higher bonus deduction.
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
(Loss) Income From Operating Affiliates
Loss from operating affiliates for the three months ended December 31, 2012 was $(0.6) million, compared to $nil for the three months ended December 31, 2011, a decrease of $(0.6) million. For the three months ended December 31, 2012, loss from operating affiliates of $(0.6) million relates to equity losses relating to AlphaCat Re 2011 and AlphaCat Re 2012.
In the second quarter of 2011, AlphaCat Re 2011 was included in the consolidated results of the Company, therefore there was no comparative information for the three months ended December 31, 2011. As at December 31, 2012, the Company owned 22.3% of AlphaCat Re 2011, therefore loss from operating affiliates reflects the Company’s share of AlphaCat Re 2011’s net loss for the three months ended December 31, 2012.
AlphaCat Re 2012 was formed on May 29, 2012 therefore there was no comparative information for the three months ended December 31, 2011. As at December 31, 2012, the Company owned 37.9% of AlphaCat Re 2012, therefore loss from operating affiliates reflects the Company’s share of AlphaCat Re 2012’s net loss for the three months ended December 31, 2012.

Gain on Bargain Purchase, Net of Expenses
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone. Pursuant to the Merger Agreement, the Company acquired all of Flagstone’s outstanding common shares in exchange for the Company’s common shares and cash. The purchase price paid by the Company was $646.0 million for net assets acquired of $695.7 million. The Company expensed as incurred $2.0 million of transaction expenses, $20.2 million of termination expenses and $6.0 million for amortization of intangibles related to the acquisition for the three months ended December 31, 2012, resulting in a gain on bargain purchase of $21.5 million. Transaction expenses are comprised of primarily legal and corporate advisory services.
Net Realized (Losses) Gains on Investments
Net realized losses on investments for the three months ended December 31, 2012 were $(4.5) million compared to gains of $5.4 million for the three months ended December 31, 2011, a decrease of $9.9 million or 184.3%.
Net Unrealized (Losses) Gains on Investments
Net unrealized losses on fixed maturities and short term investments for the three months ended December 31, 2012 were $(3.1) million compared to gains of $1.9 million for the three months ended December 31, 2011, a decrease of $5.0 million or 263.2%.
Net unrealized losses on other investments for the three months ended December 31, 2012 were $(32.8) million compared to gains of $0.3 million for the three months ended December 31, 2011. Net unrealized losses for the three months ended December 31, 2012 were driven primarily by a $(31.3) million unrealized loss relating to the Paulson & Co. hedge fund investments held by PaCRe. The amount of net unrealized losses attributable to noncontrolling interest was $(28.2) million for the three months ended December 31, 2012, leaving a net impact to the Company of $(3.1) million.
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
Loss From Investment Affiliate
The loss from investment affiliate for the three months ended December 31, 2012 was $(0.4) million compared to $nil for the three months ended December 31, 2011, a decrease of $(0.4) million. The loss from investment affiliate relates to the loss incurred in the Company’s investment in the Aquiline Financial Services Fund II L.P. for the three months ended December 31, 2012. As at December 31, 2011, the investment in the Aquiline Financial Services Fund II L.P was included in other investments.
Foreign Exchange Gains
Foreign exchange gains for the three months ended December 31, 2012 were $1.2 million compared to $0.3 million for the three months ended December 31, 2011, a favorable movement of $0.9 million or 344.0%. For the three months ended December 31, 2012, Validus Re recognized foreign exchange gains of $0.2 million and Talbot recognized foreign exchange gains of $1.2 million.
For the three months ended December 31, 2012, Validus Re segment foreign exchange gains were $0.2 million compared to foreign exchange losses of $(0.2) million for the three months ended December 31, 2011, a favorable movement of $0.4 million or 196.7%. Validus Re currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-USD currencies. Consequently, Validus Re aims to have a limited exposure to foreign exchange fluctuations.
For the three months ended December 31, 2012, Talbot segment foreign exchange gains were $1.2 million compared to $0.4 million for the three months ended December 31, 2011, a favorable movement of $0.7 million or 168.7%. The favorable movement in Talbot foreign exchange was due primarily to a $0.6 million gain due to the revaluation of assets held in Euros and other currencies.
As at December 31, 2012, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $107.4 million and $21.5 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $78.0 million and $7.9 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Loss (Income) Attributable to Noncontrolling Interest
On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe’s common equity and therefore owns 10.0% of PaCRe. The net loss attributable to noncontrolling interest of $27.2 million for the three months ended December 31, 2012 was calculated as 90.0% of the net loss in PaCRe for the quarter.
On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights up to December 23, 2011 when AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re common shares to one of the third party investors. As a result of these transactions, the Company’s outstanding voting rights decreased to 43.7%. As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at December 31, 2012. For the three months ended December 31, 2011, the Company recorded $(7.7) million in net income attributable to noncontrolling interest relating to AlphaCat Re 2011.
Transaction Expenses
During the three months ended December 31, 2012, the Company incurred $nil in transaction expenses compared to $3.9 million for the three months ended December 31, 2011. For the three months ended December 31, 2011, the Company incurred transaction expenses related to its proposed acquisition of Transatlantic Holdings, Inc. (“Transatlantic”). The transaction expenses related to the November 30, 2012 acquisition of Flagstone are netted against the gain on bargain purchase. Refer to the section above entitled "Gain on Bargain Purchase, Net of Expenses." Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

The following table presents results of operations for the three months ended December 31, 2012 and 2011 and years ended December 31, 2012, 2011 and 2010:

	Three Months Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2012 (a)	2011	2012 (a)	2011	2010
Gross premiums written	$311,847	$278,279	$2,166,440	$2,124,691	1,990,566
Reinsurance premiums ceded	(35,659)	(16,489)	(307,506)	(289,241)	(229,482)
Net premiums written	276,188	261,790	1,858,934	1,835,450	1,761,084
Change in unearned premiums	223,098	226,556	14,282	(33,307)	39
Net premiums earned	499,286	488,346	1,873,216	1,802,143	1,761,123
Losses and loss expenses	458,310	334,829	999,446	1,244,401	987,586
Policy acquisition costs	81,814	81,253	334,698	314,184	292,899
General and administrative expenses	65,095	52,253	263,652	197,497	209,290
Share compensation expenses	7,126	7,237	26,709	34,296	28,911
Total underwriting deductions	612,345	475,572	1,624,505	1,790,378	1,518,686
Underwriting (loss) income (b)	(113,059)	12,774	248,711	11,765	242,437
Net investment income	28,802	28,080	107,936	112,296	134,103
Other income	187	3,517	22,396	5,718	5,219
Finance expenses	(14,510)	(13,520)	(53,857)	(54,817)	(55,870)
Operating (loss) income before taxes and (loss) income from oprating affiliates (b)	(98,580)	30,851	325,186	74,962	325,889
Tax (expense) benefit	(615)	226	(2,501)	(824)	(3,126)
(Loss) income from operating affiliates	(614)	—	12,580	—	—
Net operating (loss) income (b)	(99,809)	31,077	335,265	74,138	322,763
Gain on bargain purchase, net of expenses (c)	21,485	—	17,701	—	—
Net realized (losses) gains on investments	(4,516)	5,355	18,233	28,532	32,498
Net unrealized (losses) gains on investments	(35,857)	2,159	17,585	(19,991)	45,952
(Loss) from investment affiliate	(406)	—	(964)	—	—
Foreign exchange gains (losses)	1,181	266	4,798	(22,124)	1,351
Transaction expenses (d)	—	(3,850)	—	(17,433)	—
Net (loss) income	(117,922)	35,007	392,618	43,122	402,564
Net loss (income) attributable to noncontrolling interest	27,206	(7,683)	15,820	(21,793)	—
Net (loss) income (attributable) available to Validus	$(90,716)	$27,324	$408,438	$21,329	$402,564
Selected ratios:
Net premiums written / Gross premiums written	88.6%	94.1%	85.8%	86.4%	88.5%
Losses and loss expenses	91.8%	68.6%	53.4%	69.1%	56.1%
Policy acquisition costs	16.4%	16.6%	17.9%	17.4%	16.6%
General and administrative expenses (e)	14.5%	12.2%	15.5%	12.9%	13.5%
Expense ratio	30.9%	28.8%	33.4%	30.3%	30.1%
Combined ratio	122.7%	97.4%	86.8%	99.4%	86.2%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of these measures to the most comparable U.S. GAAP financial measure, are presented in the section below entitled “Underwriting Income”

(c)	The gain on bargain purchase, net of expenses, arises from the acquisition of Flagstone Reinsurance Holdings S.A. on November 30, 2012 and is net of transaction related expenses.

(d)
The transaction expenses relate to costs incurred in connection with the Company’s proposed acquisition of Transatlantic. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(e)	The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended December 31,		Years Ended December 31,
(Dollars in thousands)	2012 (a)	2011	2012 (a)	2011	2010
Validus Re
Gross premiums written	$79,233	$55,851	$1,131,959	$1,114,493	$1,089,443
Reinsurance premiums ceded	(7,074)	(49)	(144,578)	(150,718)	(63,147)
Net premiums written	72,159	55,802	987,381	963,775	1,026,296
Change in unearned premiums	213,105	196,679	35,890	2,150	13,822
Net premiums earned	285,264	252,481	1,023,271	965,925	1,040,118
Losses and loss expenses	331,130	215,903	575,416	749,305	601,610
Policy acquisition costs	40,703	39,227	154,362	154,582	159,527
General and administrative expenses	14,716	11,716	63,048	44,663	45,613
Share compensation expenses	1,849	2,191	7,763	9,309	7,181
Total underwriting deductions	388,398	269,037	800,589	957,859	813,931
Underwriting (loss) income (b)	(103,134)	(16,556)	222,682	8,066	226,187
AlphaCat
Gross premiums written	$(4)	$(1,323)	$21,603	$75,727	$11,796
Reinsurance premiums ceded	—	—	—	—	—
Net premiums written	(4)	(1,323)	21,603	75,727	11,796
Change in unearned premiums	5,895	27,834	(3,937)	(9,761)	(714)
Net premiums earned	5,891	26,511	17,666	65,966	11,082
Losses and loss expenses	—	10,000	—	10,000	—
Policy acquisition costs	589	3,331	1,774	7,946	1,072
General and administrative expenses	2,011	6,807	7,532	10,929	5,327
Share compensation expenses	84	33	279	107	594
Total underwriting deductions	2,684	20,171	9,585	28,982	6,993
Underwriting income (b)	3,207	6,340	8,081	36,984	4,089
Legal Entity adjustments
Gross premiums written	$7	$—	$7	$—	$—
Reinsurance premiums ceded	—	—	—	—	—
Net premiums written	7	—	7	—	—
Change in unearned premiums	(3,833)	—	(3,833)	—	—
Net premiums earned	(3,826)	—	(3,826)	—	—
Losses and loss expenses	—	—	—	—	—
Policy acquisition costs	$(365)	$(1,093)	$(390)	$(2,394)	$—
General and administrative expenses	1,673	(5,438)	5,130	(1,658)	15,927
Share compensation expenses	115	196	561	982	80
Total underwriting deductions	1,423	(6,335)	5,301	(3,070)	16,007
Underwriting (loss) income(b)	(5,249)	6,335	(9,127)	3,070	(16,007)
Talbot
Gross premiums written	$241,100	$235,242	$1,078,636	$1,014,122	$981,073
Reinsurance premiums ceded	(37,067)	(27,931)	(228,686)	(218,174)	(258,081)
Net premiums written	204,033	207,311	849,950	795,948	722,992
Change in unearned premiums	4,098	2,043	(17,671)	(25,696)	(13,069)
Net premiums earned	208,131	209,354	832,279	770,252	709,923
Losses and loss expenses	127,180	108,926	424,030	485,096	385,976
Policy acquisition costs	41,745	41,160	183,926	157,334	143,769
General and administrative expenses	32,371	29,676	133,281	112,072	107,557
Share compensation expenses	2,442	1,934	7,789	8,582	6,923
Total underwriting deductions	203,738	181,696	749,026	763,084	644,225
Underwriting income (b)	4,393	27,658	83,253	7,168	65,698
Corporate & Eliminations
Gross premiums written	$(8,489)	$(11,491)	$(65,765)	$(79,651)	$(91,746)
Reinsurance premiums ceded	8,482	11,491	65,758	79,651	91,746
Net premiums written	(7)	—	(7)	—	—
Change in unearned premiums	3,833	—	3,833	—	—
Net premiums earned	3,826	—	3,826	—	—
Losses and loss expenses	—	—	—	—	—
Policy acquisition costs	(858)	(1,372)	(4,974)	(3,284)	(11,469)
General and administrative expenses	14,324	9,492	54,661	31,491	34,866
Share compensation expenses	2,636	2,883	10,317	15,316	14,133
Total underwriting deductions	16,102	11,003	60,004	43,523	37,530
Underwriting (loss) (b)	(12,276)	(11,003)	(56,178)	(43,523)	(37,530)
Total underwriting (loss) income (b)	$(113,059)	$12,774	$248,711	$11,765	$242,437

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

Year Ended December 31, 2012 compared to Year Ended December 31, 2011
Net income available to Validus for the year ended December 31, 2012 was $408.4 million compared to $21.3 million for the year ended December 31, 2011, an increase of $387.1 million. The primary factors driving the increase in net income were:

•	Increase in underwriting income of $236.9 million due primarily to:

•	A $245.0 million decrease in loss and loss expenses and a $71.1 million increase in net premiums earned;

•	Offset by the following factors:

◦	A $20.5 million increase in policy acquisition costs; and

◦	A $66.2 million increase in general and administrative expenses, partially offset by a $7.6 million decrease in share compensation expenses;

•	Increases in other income of $16.7 million and income from operating affiliates of $12.6 million;

•	Increase in net unrealized gains on investments and foreign exchange of $37.6 million and $26.9 million, respectively;

•	Decrease in transaction expenses of $17.4 million ($nil in the current year) and a $17.7 million gain on bargain purchase, net of expenses; and

•	Net loss attributable to controlling interest which resulted in an increase to net income attributable to Validus of $37.6 million.
The above items were partially offset by the following factors:

•	Unfavorable movement in net investment income and net realized gains on investments of $4.4 million and $10.3 million, respectively.
The change in net income available to Validus for the year ended December 31, 2012 of $387.1 million as compared to the year ended December 31, 2011 is described in the following table:

	Year Ended December 31, 2012
	Decrease (increase) over the year ended December 31, 2011
(Dollars in thousands)	Validus Re (a)	AlphaCat	Talbot	Corporate and Eliminations(b)	Total
Notable losses—decrease in net losses and loss expenses (c)	$72,055	$—	$61,240	$—	$133,295
Less: Notable losses— increase in net reinstatement premiums (c)	6,932	—	5,898	—	12,830
Other underwriting (loss) income	135,629	(28,903)	8,947	(24,852)	90,821
Underwriting income (loss) (d)	214,616	(28,903)	76,085	(24,852)	236,946
Net investment income	(4,521)	503	(4,070)	3,728	(4,360)
Other income	(2,305)	11,763	(1,452)	8,672	16,678
Finance expenses	(1,166)	598	65	1,463	960
Operating income (loss) before taxes and income from operating affiliates	206,624	(16,039)	70,628	(10,989)	250,224
Tax (expense)	(150)	—	(1,578)	51	(1,677)
Income from operating affiliates	—	12,580	—	—	12,580
Net operating income (loss)	206,474	(3,459)	69,050	(10,938)	261,127
Gain on bargain purchase, net of expenses	—	—	—	17,701	17,701
Net realized gains on investments	(9,112)	(315)	(872)	—	(10,299)
Net unrealized gains (losses) on investments	49,731	(18,168)	6,013	—	37,576
(Loss) from investment affiliate	(964)	—	—	—	(964)
Foreign exchange gains (losses)	22,188	508	4,715	(489)	26,922
Transaction expenses	—	—	—	17,433	17,433
Net income (loss)	268,317	(21,434)	78,906	23,707	349,496
Net loss (income) attributable to noncontrolling interest	—	37,613	—	—	37,613
Net income (loss) available (attributable) to Validus	$268,317	$16,179	$78,906	$23,707	$387,109

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	The Corporate and Eliminations column includes legal entity adjustments.

(c)
Notable losses for the year ended December 31, 2012 include: Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy. Notable losses for the year ended December 31, 2011 include: Tohoku earthquake, Gryphon Alpha mooring failure, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods, Hurricane Irene and the Thai floods. Excludes the reserve for potential development on 2011 notable loss events.

(d)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income”.

Gross Premiums Written
Gross premiums written for the year ended December 31, 2012 were $2,166.4 million compared to $2,124.7 million for the year ended December 31, 2011, an increase of $41.7 million or 2.0%. The marine and specialty lines increased by $79.4 million and $1.3 million, respectively, while the property lines decreased by $39.0 million. Details of gross premiums written by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$1,060,297	48.9%	$1,099,303	51.7%	$1,037,061	52.1%
Marine	649,421	30.0%	569,981	26.9%	525,307	26.4%
Specialty	456,722	21.1%	455,407	21.4%	428,198	21.5%
Total	$2,166,440	100.0%	$2,124,691	100.0%	$1,990,566	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re.    Validus Re gross premiums written for the year ended December 31, 2012 were $1,132.0 million compared to $1,114.5 million for the year ended December 31, 2011, an increase of $17.5 million or 1.6%. Details of Validus Re gross premiums written by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$771,617	68.2%	$786,937	70.6%	$778,794	71.5%
Marine	257,469	22.7%	232,401	20.9%	227,135	20.8%
Specialty	102,873	9.1%	95,155	8.5%	83,514	7.7%
Total	$1,131,959	100.0%	$1,114,493	100.0%	$1,089,443	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
The decrease in gross premiums written in the property lines of $15.3 million was due primarily to a $25.8 million decrease in renewing premiums written on proportional and per risk excess of loss treaties relating to reduced participation on several large contracts not meeting the Company’s underwriting requirements and a $12.4 million decrease in intercompany premiums written with Talbot. These were partially offset by a $9.3 million increase in new business written in the Singapore branch, a $9.1 million increase in premium adjustments and catastrophe excess of loss business and a $7.4 million increase in premiums relating to the Flagstone acquisition. The increase in gross premiums written of $25.1 million in the marine lines was due to a $24.6 million increase in reinstatement premiums primarily relating to the Costa Concordia event and a $2.8 million increase in premium adjustments on proportional business, slightly offset by a $3.8 million decrease in premiums on new business incepting during the period. The increase in gross premiums written of $7.7 million in the specialty lines was due primarily to a $6.0 million increase in premium adjustments on proportional business, a $3.1 million increase in premiums relating to the Flagstone acquisition and a $2.8 million increase in new business written in the Singapore branch. These were slightly offset by a $2.1 million decrease in premiums on new business incepting during the period and a $2.0 million decrease in intercompany premiums written with Talbot.
Gross premiums written under the quota share, surplus treaty and excess of loss contracts between Validus Re and Talbot for the year ended December 31, 2012 decreased by $14.4 million as compared to the year ended December 31, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.
AlphaCat.    AlphaCat gross premiums written for the year ended December 31, 2012 were $21.6 million compared to $75.7 million for the year ended December 31, 2011 , a decrease of $54.1 million or 71.5%. Details of AlphaCat gross premiums written by line of business are provided below.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	21,603	100.0%	75,727	100.0%	11,796	100.0%
Total	21,603	100.0%	75,727	100.0%	11,796	100.0%
The decrease in gross premiums written in the property lines of $54.1 million was due primarily to the deconsolidation of AlphaCat Re 2011 which occurred as at December 31, 2011, when the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated Balance Sheet of the Company. AlphaCat Re 2011 was consolidated in 2011 until December 31, 2011 whereas in 2012, AlphaCat Re 2011 is accounted for as an equity method operating affiliate. Therefore the comparative renewals are not reflected in gross premiums written in 2012, but are included in gross managed premiums, a comparable measure.
Managed gross premiums written from our non-consolidated affiliates, AlphaCat Re 2011and AlphaCat Re 2012, for the year ended December 31, 2012 were $126.5 million compared to $60.0 million for the year ended December 31, 2011, an increase of $66.5 million or 110.8%. Gross premiums written from our consolidated AlphaCat entities for the year ended December 31, 2012 were $21.6 million compared to $15.7 million for the year ended December 31, 2011, an increase of $5.9 million or 37.5% .
Gross premiums written with Talbot for the year ended December 31, 2012 increased by $0.5 million as compared to the year ended December 31, 2011. These reinsurance agreements with Talbot are eliminated upon consolidation.

Talbot.    Talbot gross premiums written for the year ended December 31, 2012 were $1,078.6 million compared to $1,014.1 million for the year ended December 31, 2011, an increase of $64.5 million or 6.4%. The $1,078.6 million of gross premiums written translated at 2011 rates of exchange would have been $1,081.7 million for the year ended December 31, 2012, giving an effective increase of $67.6 million or 6.7%. Details of Talbot gross premiums written by line of business are provided below.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$324,910	30.1%	$306,317	30.2%	$314,769	32.1%
Marine	396,207	36.7%	341,821	33.7%	315,102	32.1%
Specialty	357,519	33.2%	365,984	36.1%	351,202	35.8%
Total	$1,078,636	100.0%	$1,014,122	100.0%	$981,073	100.0%
The increase in gross premiums written in the property lines of $18.6 million was due primarily to a $16.1 million increase in the direct property lines and a $9.1 million increase in the construction lines, partially offset by an $8.3 million decrease in the property treaty lines. During the nine months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class. This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. The increase in gross premiums written in the marine lines of $54.4 million was due primarily to a $14.8 million increase in premium adjustments, described above, a $29.9 million increase in premium adjustments in the cargo and offshore energy lines, an $8.0 million increase in premiums written in the marine energy and liability lines and a $4.9 million increase in other treaty lines mainly driven by reinstatement premiums on Hurricane Sandy. These increases were slightly offset by a $2.3 million decrease in premiums written in the hull lines. The decrease in gross premiums written in the specialty lines of $8.5 million was due primarily to a $15.1 million decrease in premiums written in direct aviation and aviation treaty lines. This decrease primarily relates to a premium reassessment of $8.2 million which has no net earned impact on the direct aviation and aviation treaty lines. In addition, there was a $1.7 million decrease in financial institutions lines, partially offset by a $9.3 million increase in political risk lines.
Reinsurance Premiums Ceded
Reinsurance premiums ceded for the year ended December 31, 2012 were $307.5 million compared to $289.2 million for the year ended December 31, 2011, an increase of $18.3 million, or 6.3%. The marine and specialty lines increased by $14.0 million and $7.2 million, respectively, while the property lines decreased by $3.0 million. Details of reinsurance premiums ceded by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)
Property	$206,000	67.0%	$208,968	72.2%	$123,383	53.7%
Marine	46,853	15.2%	32,847	11.4%	38,701	16.9%
Specialty	54,653	17.8%	47,426	16.4%	67,398	29.4%
Total	$307,506	100.0%	$289,241	100.0%	$229,482	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Validus Re.    Validus Re reinsurance premiums ceded for the year ended December 31, 2012 were $144.6 million compared to $150.7 million for the year ended December 31, 2011, a decrease of $6.1 million, or 4.1%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)
Property	$123,610	85.5%	$136,369	90.5%	$45,536	72.2%
Marine	20,397	14.1%	13,848	9.2%	17,643	27.9%
Specialty	571	0.4%	501	0.3%	(32)	(0.1)%
Total	$144,578	100.0%	$150,718	100.0%	$63,147	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Reinsurance premiums ceded in the property lines decreased by $12.8 million, due primarily to a $7.9 million decrease in non-proportional retrocessional coverage, a $3.3 million decrease in adjustments from prior periods and a $2.1 million decrease in proportional retrocessional coverage. These were slightly offset by a $0.7 million increase in ceded reinstatement premiums. The reduction in both non-proportional and proportional retrocessional coverage is a result of comparatively higher purchases of this coverage in the three months ended March 31, 2011 prior to, and following, the notable loss events of that quarter. The increase in reinsurance premiums ceded in the marine lines of $6.5 million was due primarily to a $6.0 million increase in non-proportional coverage incepting in the year.
AlphaCat.    AlphaCat did not cede reinsurance premiums during the year ended December 31, 2012 and 2011.
Talbot.    Talbot reinsurance premiums ceded for the year ended December 31, 2012 were $228.7 million compared to $218.2 million for the year ended December 31, 2011, an increase of $10.5 million or 4.8%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)
Property	$140,223	61.3%	$142,277	65.2%	$146,145	56.6%
Marine	30,711	13.4%	23,240	10.7%	37,988	14.7%
Specialty	57,752	25.3%	52,657	24.1%	73,948	28.7%
Total	$228,686	100.0%	$218,174	100.0%	$258,081	100.0%
The decrease in reinsurance premiums ceded in the property lines of $2.1 million was due primarily to a $4.1 million decrease in premium ceded in the onshore energy lines and a $2.3 million decrease in property treaty lines, partially offset by a $3.1 million increase in the direct property lines. The increase in reinsurance premiums ceded in the marine lines of $7.5 million was primarily due to an increase in premiums ceded in the energy lines of $5.6 million driven primarily by an increase in reinstatement premiums and prior period adjustments. The increase in reinsurance premiums ceded in the specialty lines of $5.1 million was primarily due to a $4.3 million increase in excess of loss coverage and reinstatement premiums on aviation direct lines.
Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat for the year ended December 31, 2012 were $65.8 million compared to $79.7 million for the year ended December 31, 2011, a decrease of $13.9 million. These reinsurance agreements with Validus Re and AlphaCat are eliminated upon consolidation.
Net Premiums Written
Net premiums written for the year ended December 31, 2012 were $1,858.9 million compared to $1,835.5 million for the year ended December 31, 2011, an increase of $23.5 million, or 1.3%. The ratios of net premiums written to gross premiums written for the year ended December 31, 2012 and 2011 were 85.8% and 86.4%, respectively. Details of net premiums written by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)
Property	$854,297	46.0%	$890,335	48.5%	$913,678	51.9%
Marine	602,568	32.4%	537,134	29.3%	486,606	27.6%
Specialty	402,069	21.6%	407,981	22.2%	360,800	20.5%
Total	$1,858,934	100.0%	$1,835,450	100.0%	$1,761,084	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re.    Validus Re net premiums written for the year ended December 31, 2012 were $987.4 million compared to $963.8 million for the year ended December 31, 2011, an increase of $23.6 million or 2.4%.  Details of Validus Re net premiums written by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)
Property	$648,007	65.6%	$650,568	67.5%	$733,258	71.5%
Marine	237,072	24.0%	218,553	22.7%	209,492	20.4%
Specialty	102,302	10.4%	94,654	9.8%	83,546	8.1%
Total	$987,381	100.0%	$963,775	100.0%	$1,026,296	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 87.2% and 86.5% for the year ended December 31, 2012 and 2011, respectively.
AlphaCat.    AlphaCat net premiums written for the year ended December 31, 2012 were $21.6 million compared to $75.7 million for the year ended December 31, 2011, a decrease of $54.1 million or 71.5%. Details of AlphaCat net premiums written by line of business are provided below.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)
Property	$21,603	100.0%	$75,727	100.0%	$11,796	100.0%
Total	$21,603	100.0%	$75,727	100.0%	$11,796	100.0%
The decrease in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the year ended December 31, 2012 and 2011.
Talbot.    Talbot net premiums written for the year ended December 31, 2012 were $850.0 million compared to $795.9 million for the year ended December 31, 2011, an increase of $54.0 million or 6.8%. Details of Talbot net premiums written by line of business are provided below.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)
Property	$184,687	21.7%	$164,040	20.6%	$168,624	23.4%
Marine	365,496	43.0%	318,581	40.0%	277,114	38.3%
Specialty	299,767	35.3%	313,327	39.4%	277,254	38.3%
Total	$849,950	100.0%	$795,948	100.0%	$722,992	100.0%
The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the year ended December 31, 2012 and 2011 were 78.8% and 78.5%, respectively.
Net Change in Unearned Premiums
Net change in unearned premiums for the year ended December 31, 2012 was $14.3 million compared to $(33.3) million for the year ended December 31, 2011, an increase of $47.6 million or 142.9%.

	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011	Year Ended December 31, 2010
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	Net Change in Unearned Premiums
Change in gross unearned premium	$(121,980)	$(43,866)	$(12,079)
Less change due to Flagstone acquisition	139,389	—	—
Deconsolidation of AlphaCat Re 2011	—	(9,405)	—
Net change in gross unearned premium	17,409	(53,271)	(12,079)

Change in prepaid reinsurance premium	8,212	19,964	12,118
Less change due to Flagstone acquisition	(11,339)	—	—
Net change in prepaid reinsurance premium	(3,127)	19,964	12,118
Net change in unearned premium	$14,282	$(33,307)	$39

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Validus Re.    Validus Re net change in unearned premiums for the year ended December 31, 2012 was $35.9 million compared to $2.2 million for the year ended December 31, 2011, an increase of $33.7 million, or 1,569.3%.

	Year Ended December 31, 2012(a)	Year Ended December 31, 2011	Year Ended December 31, 2010
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	Net Change in Unearned Premiums
Change in gross unearned premium	$(104,420)	$(7,771)	$16,277
Less change due to Flagstone acquisition	139,389	—	—
Deconsolidation of AlphaCat Re 2011	—	(9,405)	—
Net change in gross unearned premium	34,969	(17,176)	16,277

Change in prepaid reinsurance premium	12,260	19,326	(2,455)
Less change due to Flagstone acquisition	(11,339)	—	—
Net change in prepaid reinsurance premium	921	19,326	(2,455)
Net change in unearned premium	$35,890	$2,150	$13,822

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Validus Re net change in unearned premiums has increased for the year ended December 31, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the year ended December 31, 2012 as compared to the year ended December 31, 2011.
AlphaCat.    AlphaCat net change in unearned premiums for the year ended December 31, 2012 was $(3.9) million compared to $(9.8) million for the year ended December 31, 2011, an increase of $5.8 million or 59.7%.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	Net Change in Unearned Premiums
Change in gross unearned premium	$(3,937)	$(9,761)	$(714)
Net change in unearned premium	$(3,937)	$(9,761)	$(714)
AlphaCat net change in unearned premiums has increased for the year ended December 31, 2012 due primarily to the deconsolidation of AlphaCat Re 2011 and the earnings pattern of gross premiums written and reinsurance premiums ceded during the year ended December 31, 2012 as compared to year ended December 31, 2011.

Talbot.    Talbot net change in unearned premiums for the year ended December 31, 2012 was $(17.7) million compared to $(25.7) million for the year ended December 31, 2011, an increase of $8.0 million or 31.2%.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	Net Change in Unearned Premiums
Change in gross unearned premium	$(13,623)	$(26,334)	$(27,642)
Change in prepaid reinsurance premium	(4,048)	638	14,573
Net change in unearned premium	$(17,671)	$(25,696)	$(13,069)
Talbot net change in unearned premiums has increased for the year ended December 31, 2012 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Net Premiums Earned
Net premiums earned for the year ended December 31, 2012 were $1,873.2 million compared to $1,802.1 million for the year ended December 31, 2011, an increase of $71.1 million or 3.9%. Details of net premiums earned by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)
Property	$866,365	46.3%	$891,448	49.5%	$923,370	52.4%
Marine	609,012	32.5%	517,376	28.7%	445,426	25.3%
Specialty	397,839	21.2%	393,319	21.8%	392,327	22.3%
Total	$1,873,216	100.0%	$1,802,143	100.0%	$1,761,123	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re.    Validus Re net premiums earned for the year ended December 31, 2012 were $1,023.3 million compared to $965.9 million for the year ended December 31, 2011, an increase of $57.3 million or 5.9%. Details of Validus Re net premiums earned by line of business are provided below.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)
Property	$673,928	65.9%	$664,244	68.8%	$754,583	72.5%
Marine	254,092	24.8%	211,344	21.9%	176,601	17.0%
Specialty	95,251	9.3%	90,337	9.3%	108,934	10.5%
Total	$1,023,271	100.0%	$965,925	100.0%	$1,040,118	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the year ended December 31, 2012 compared to the year ended December 31, 2011.
AlphaCat.    AlphaCat net premiums earned for the year ended December 31, 2012 were $17.7 million compared to $66.0 million for the year ended December 31, 2011, a decrease of $48.3 million or 73.2%. Details of AlphaCat net premiums earned by line of business are provided below.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)
Property	$17,666	100.0%	$65,966	100.0%	$11,082	100.0%
Total	$17,666	100.0%	$65,966	100.0%	$11,082	100.0%
The decrease in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the year ended December 31, 2012 compared to the year ended December 31, 2011 and the deconsolidation of AlphaCat Re 2011.
Talbot.    Talbot net premiums earned for the year ended December 31, 2012 were $832.3 million compared to $770.3 million for the year ended December 31, 2011, an increase of $62.0 million or 8.1%. Details of Talbot net premiums earned by line of business are provided below.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)
Property	$174,771	21.0%	$161,238	21.0%	$157,705	22.2%
Marine	354,920	42.6%	306,032	39.7%	268,825	37.9%
Specialty	302,588	36.4%	302,982	39.3%	283,393	39.9%
Total	$832,279	100.0%	$770,252	100.0%	$709,923	100.0%
During the nine months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class. This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. Increases in previously written premium income also contributed to an increase in net premiums earned of $34.1 million, driven mainly by energy, cargo, other treaty and marine energy and liability classes, offset by small decreases in other classes.
The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for the year ended December 31, 2012, as compared to the year ended December 31, 2011.
Losses and Loss Expenses
Losses and loss expenses for the year ended December 31, 2012 were $999.4 million compared to $1,244.4 million for the year ended December 31, 2011, a decrease of $245.0 million or 19.7%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the year ended December 31, 2012 and 2011 were 53.4% and 69.1%, respectively. Details of loss ratios by line of business are provided below.

	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011	Year Ended December 31, 2010
Property	54.7%	87.1%	60.5%
Marine	60.1%	61.7%	50.3%
Specialty	40.0%	37.8%	52.2%
All lines	53.4%	69.1%	56.1%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

	Year Ended December 31,
	2012 (a)	2011	2010
Property—current period—excluding items below	25.5%	28.2%	21.7%
Property—current period—notable losses	37.5%	58.7%	45.7%
Property—current period—reserve for potential development on notable loss events	0.0%	8.2%	0.9%
Property—change in prior accident years	(8.3)%	(8.0)%	(7.8)%
Property—loss ratio	54.7%	87.1%	60.5%
Marine—current period—excluding items below	44.6%	48.4%	44.9%
Marine—current period—notable losses	23.9%	20.3%	15.5%
Marine—current period—reserve for potential development on notable loss events	0.0%	1.0%	5.6%
Marine—change in prior accident years	(8.4)%	(8.0)%	(15.7)%
Marine—loss ratio	60.1%	61.7%	50.3%
Specialty—current period—excluding items below	45.4%	47.3%	45.7%
Specialty—current period—notable losses (b)	7.6%	1.5%	10.1%
Specialty—current period—reserve for potential development on notable loss events	0.0%	0.0%	0.0%
Specialty—change in prior accident years (b)	(13.0)%	(11.0)%	(3.6)%
Specialty—loss ratio	40.0%	37.8%	52.2%
All lines—current period—excluding items below	36.0%	38.3%	33.0%
All lines—current period—notable losses (b)	26.7%	35.2%	30.1%
All lines—current period—reserve for potential development on notable loss events	0.0%	4.3%	1.9%
All lines—change in prior accident years (b)	(9.3)%	(8.7)%	(8.9)%
All lines—loss ratio	53.4%	69.1%	56.1%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)
The financial institution loss occurred in a prior period but developed over the notable loss threshold in the three months ended December 31, 2010. In 2010, this loss was included in the change in prior year development and excluded as a notable loss as presented above.

Validus Re.    Validus Re losses and loss expenses for the year ended December 31, 2012 were $575.4 million compared to $749.3 million for the year ended December 31, 2011, a decrease of $173.9 million or 23.2%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, was 56.2% and 77.6% for the year ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, Validus Re incurred losses of $648.0 million related to current year losses and $72.6 million of favorable loss reserve development relating to prior accident years. For the year ended December 31, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 7.1 percentage points. For the year ended December 31, 2011, Validus Re incurred losses of $817.9 million related to current year losses and $68.6 million of favorable loss reserve development relating to prior accident years. For the year ended December 31, 2011, favorable loss reserve development relating to prior accident years benefited the Validus Re loss ratio by 7.1 percentage points.
For the year ended December 31, 2012, Validus Re incurred $402.7 million of losses from notable loss events, which represented 39.4 percentage points of the loss ratio. Net of reinstatement premiums of $60.8 million, the effect of these events on Validus Re segment income was a decrease of $342.0 million. For the year ended December 31, 2011, Validus Re incurred $474.8 million of losses from notable loss events, which represented 49.2 percentage points of the loss ratio, excluding reserve for potential development on notable loss events. Net of reinstatement premiums of $53.8 million, the effect of these events on Validus Re segment income was a decrease of $420.9 million. Validus Re segment loss ratios excluding, notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the year ended December 31, 2012 and 2011 were 23.9% and 27.4%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Year Ended December 31,
	2012 (a)	2011 (b)	2010 (b)
Property—current period excluding items below	18.5%	21.0%	16.6%
Property—current period—notable losses	41.1%	61.1%	46.5%
Property—current period—reserve for potential development on notable loss events	0.0%	11.0%	1.1%
Property—change in prior accident years	(6.8)%	(7.4)%	(6.6)%
Property—loss ratio	52.8%	85.7%	57.6%
Marine—current period excluding items below	36.3%	44.0%	36.5%
Marine—current period—notable losses	40.3%	32.7%	29.1%
Marine—current period—reserve for potential development on notable loss events	0.0%	2.4%	14.2%
Marine—change in prior accident years	(4.4)%	(4.8)%	(10.0)%
Marine—loss ratio	72.2%	74.3%	69.8%
Specialty—current period excluding items below	29.9%	36.3%	19.2%
Specialty—current period—notable losses	24.3%	0.0%	23.7%
Specialty—current period—reserve for potential development on notable loss events	0.0%	0.0%	0.0%
Specialty—change in prior accident years	(16.3)%	(10.4)%	(2.9)%
Specialty—loss ratio	37.9%	25.9%	40.0%
All lines—current period excluding items below	23.9%	27.4%	20.3%
All lines—current period—notable losses	39.4%	49.2%	41.1%
All lines—current period—reserve for potential development on notable loss events	0.0%	8.1%	3.2%
All lines—change in prior accident years	(7.1)%	(7.1)%	(6.8)%
All lines—loss ratio	56.2%	77.6%	57.8%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	The prior year ratios have been represented to exclude the impact of the AlphaCat segment premiums.
For the year ended December 31, 2012, Validus Re property lines losses and loss expenses included $401.5 million related to current year losses and $45.7 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. This movement was largely offset by an increase in loss estimates on prior year notable loss events, which led to a movement in the reserve for potential development on notable loss events during the year ended December 31, 2012. For the year ended December 31, 2011, Validus Re property lines losses and loss expenses included $618.0 million related to current year losses and $49.0 million of favorable loss reserve development relating to prior accident years. This favorable development was primarily due to a reduction in the loss estimates on certain large loss events and favorable development on attritional losses and various smaller loss events.
For the year ended December 31, 2012, Validus Re property lines incurred $277.1 million of losses from notable loss events, which represented 41.1 percentage points of the property lines loss ratio. Net of $33.0 million in reinstatement premiums, the effect of these events on net income was a decrease of $244.1 million. For the year ended December 31, 2011, Validus Re property lines incurred $405.6 million of losses from notable loss events, which represented 61.1 percentage points of the property lines loss ratio. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the year ended December 31, 2012 and 2011 were 18.5% and 21.0%, respectively.
For the year ended December 31, 2012, Validus Re marine lines losses and loss expenses included $194.8 million related to current year losses and $11.3 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development is due primarily to a reduction in loss estimates on attritional losses, which was partially offset by an increase in prior year notable loss events. For the year ended December 31, 2011, Validus Re marine lines losses and loss expenses included $167.2 million related to current year losses and $10.2 million of favorable loss reserve development relating to prior accident years. This favorable development was due primarily to favorable development on large loss events and attritional losses and various smaller loss events.

For the year ended December 31, 2012, Validus Re marine lines incurred $102.5 million of losses from notable loss events, which represented 40.3 percentage points of the loss ratio. Net of $27.8 million in reinstatement premiums, the effect of these events on net income was a decrease of $74.7 million. For the year ended December 31, 2011, Validus Re marine lines incurred $69.2 million of losses from notable loss events, which represented 32.7 percentage points of the marine lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the year ended December 31, 2012 and 2011 were 36.3% and 44.0%, respectively.
For the year ended December 31, 2012, Validus Re specialty lines losses and loss expenses included $51.6 million related to current year losses and $15.5 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses. For the year ended December 31, 2011, Validus Re specialty lines losses and loss expenses included $32.7 million related to current year losses and $9.4 million of favorable loss reserve development relating to prior accident years. This favorable development was attributable to favorable development on attritional losses partially offset by adverse development on large loss events.
For the year ended December 31, 2012, Validus Re specialty lines incurred $23.2 million of losses from notable loss events which represented 24.3 percentage points of the loss ratio.Validus Re specialty lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and  prior year loss reserve development, for the year ended December 31, 2012 and 2011 were 29.9% and 36.3%, respectively.
The net negative financial impact from Hurricane Sandy to Flagstone for the year ended December 31, 2012 was $39.1 million. The financial impact to Flagstone did not impact Validus' results of operations in the fourth quarter 2012 as the loss event took place prior to the date of Validus' acquisition of Flagstone which was completed on November 30, 2012.
AlphaCat. AlphaCat contributed $nil to the losses and loss expenses for the year ended December 31, 2012 compared to $10.0 million for the year ended December 31, 2011, a decrease of $10.0 million or 100.0%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was nil% and 15.2% for the year ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, AlphaCat Re 2011 and AlphaCat Re 2012 incurred Hurricane Sandy losses of $25.0 million and $7.5 million, respectively. The AlphaCat segment's portion of incurred losses and loss expenses related to Hurricane Sandy was $8.4 million for the year ended December 31, 2012 and are included in income from operating affiliates.
Talbot.    Talbot losses and loss expenses for the year ended December 31, 2012 were $424.0 million compared to $485.1 million for the year ended December 31, 2011, a decrease of $61.1 million or 12.6%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 50.9% and 63.0% for the year ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2012, Talbot incurred losses of $526.4 million related to current year losses and $102.4 million of favorable loss reserve development relating to prior accident years. For the year ended December 31, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 12.3 percentage points. For the year ended December 31, 2011, Talbot incurred losses of $572.6 million related to current year losses and $87.5 million in favorable loss reserve development relating to prior accident years. For the year ended December 31, 2011, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 11.4 percentage points.
For the year ended December 31, 2012, Talbot incurred $97.8 million of losses from notable loss events, which represented 11.8 percentage points of the loss ratio. Including the impact of reinstatement premiums of $(3.3) million, the effect of these events on Talbot segment income was a decrease of $101.1 million. For the year ended December 31, 2011, Talbot incurred $159.1 million of losses from notable loss events, which represented 20.7 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the year ended December 31, 2012 and 2011 were 51.4% and 53.7%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Year Ended December 31,
	2012	2011	2010
Property—current period excluding items below	55.6%	63.6%	47.5%
Property—current period—notable losses	27.2%	72.8%	45.3%
Property—change in prior accident years	(15.0)%	(13.7)%	(14.2)%
Property—loss ratio	67.8%	122.7%	78.6%
Marine—current period excluding items below	50.5%	51.5%	50.5%
Marine—current period—notable losses	12.2%	11.7%	6.6%
Marine—change in prior accident years	(11.3)%	(10.2)%	(19.5)%
Marine—loss ratio	51.4%	53.0%	37.6%
Specialty—current period excluding items below	50.3%	50.6%	55.8%
Specialty—current period—notable losses (a)	2.3%	1.9%	4.9%
Specialty—change in prior accident years (a)	(11.9)%	(11.2)%	(3.9)%
Specialty—loss ratio	40.7%	41.3%	56.8%
All lines—current period excluding items below	51.4%	53.7%	52.0%
All lines—current period—notable losses (a)	11.8%	20.7%	14.5%
All lines—change in prior accident years (a)	(12.3)%	(11.4)%	(12.1)%
All lines—loss ratio	50.9%	63.0%	54.4%

(a)
The financial institution loss occurred in a prior period but developed over the notable loss threshold in the three months ended December 31, 2010. In 2010, this loss was included in the change in prior year development and excluded as a notable loss as presented above.

For the year ended December 31, 2012, Talbot property lines losses and loss expenses include $144.7 million related to current year losses and $26.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to favorable experience on attritional losses. For the year ended December 31, 2011, Talbot property lines losses and loss expenses included $220.0 million related to current year losses and $22.2 million of favorable loss reserve development relating to prior accident years. This favorable development was attributable to lower than expected development on large losses as well as favorable development on attritional losses.
For the year ended December 31, 2012, Talbot property lines incurred $47.5 million of losses from notable loss events, which represented 27.2 percentage points of the property lines loss ratio. Net of reinstatement premiums of $1.2 million, the effect of these events on net income was a decrease of $46.2 million. For the year ended December 31, 2011, Talbot’s property lines incurred $117.5 million of losses from notable loss events, which represented 72.8 percentage points of the property lines loss ratio. Talbot property lines loss ratio, excluding notable loss events and prior year loss reserve development for the year ended December 31, 2012 and 2011 were 55.6% and 63.6%, respectively.
For the year ended December 31, 2012, Talbot marine lines losses and loss expenses included $222.4 million related to current year losses and $40.1 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to favorable development on attritional losses. For the year ended December 31, 2011, Talbot marine lines losses and loss expenses included $193.5 million related to current year losses and $31.4 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to favorable development on attritional losses.
For the year ended December 31, 2012, Talbot marine lines incurred $43.3 million of losses from notable loss events, which represented 12.2 percentage points of the marine lines loss ratio. Net of reinstatement premiums of $(3.0) million, the effect of these events on net income was a decrease of $46.3 million. For the year ended December 31, 2011, Talbot’s marine lines incurred $35.8 million of losses from notable loss events, which represented 11.7 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development, for the year ended December 31, 2012 and 2011 were 50.5% and 51.5%, respectively.
For the year ended December 31, 2012, Talbot specialty lines losses and loss expenses included $159.3 million relating to current year losses and $36.1 million of favorable loss reserve development relating to prior accident years. The prior year favorable reserve development was due primarily to favorable development on attritional losses. For the year ended December 31, 2011, Talbot specialty lines losses and loss expenses included $159.1 million relating to current year losses and $34.0 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to favorable development on attritional losses.

For the year ended December 31, 2012, Talbot specialty lines incurred $7.1 million losses from notable loss events, which represented 2.3 percentage points of the specialty lines loss ratio. Net of reinstatement premiums of $(1.5) million, the effect of these events on net income was a decrease of $8.5 million. For the year ended December 31, 2011, Talbot’s specialty lines incurred $5.8 million of losses from notable loss events, which represented 1.9 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the year ended December 31, 2012 and 2011 were 50.3% and 50.6%, respectively.
Reserves for Losses and Loss Expenses
At December 31, 2012 and 2011, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates above.

	As at December 31, 2012
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$930,553	$892,227	$1,822,780
Marine	522,907	477,948	1,000,855
Specialty	265,638	428,300	693,938
Total	$1,719,098	$1,798,475	$3,517,573

	As at December 31, 2012
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$768,722	$803,182	$1,571,904
Marine	465,080	438,009	903,089
Specialty	230,584	372,029	602,613
Total	$1,464,386	$1,613,220	$3,077,606
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2012.

	Year Ended December 31, 2012
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,350,849	$10,000	$1,377,561	$(107,267)	$2,631,143
Losses recoverable	(95,509)	—	(384,243)	107,267	(372,485)
Net reserves at period beginning	1,255,340	10,000	993,318	—	2,258,658
Net reserves acquired in purchase of Flagstone	639,641	—	—	—	639,641
Incurred losses—current year	647,977	—	526,438	—	1,174,415
Change in prior accident years	(72,561)	—	(102,408)	—	(174,969)
Incurred losses	575,416	—	424,030	—	999,446
Foreign exchange	4,203	—	11,678	—	15,881
Paid losses	(500,351)	(5,000)	(330,669)	—	(836,020)
Net reserves at period end	1,974,249	5,000	1,098,357	—	3,077,606
Losses recoverable	148,646	—	381,950	(90,629)	439,967
Gross reserves at period end	$2,122,895	$5,000	$1,480,307	$(90,629)	$3,517,573
The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the year ended December 31, 2012, favorable loss reserve development on prior accident years was $175.0 million of which, $72.6 million related to the Validus Re segment and $102.4 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 9.3 percentage points for the year ended December 31, 2012. For the year ended December 31, 2011, favorable loss reserve development on prior accident years was $156.1 million, of which, $68.6 million related to the Validus Re segment and $87.5 million related to the Talbot segment. Favorable loss reserve development benefited the Company’s loss ratio by 8.7 percentage points for the year ended December 31, 2011.
For the year ended December 31, 2012, the Company incurred $500.6 million of losses from notable loss events, which represented 26.7 percentage points of the loss ratio. Net of $57.5 million of reinstatement premiums, the effect of these events on net income was a decrease of $443.0 million. For the year ended December 31, 2011, the Company incurred $633.9 million of losses from notable loss events, which represented 35.2 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $44.7 million of reinstatement premiums, the effect of these events on net income was a decrease of $589.2 million. The Company’s loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the year ended December 31, 2012 and 2011 was 36.0% and 38.3%, respectively.
Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section above.
As of December 31, 2011 the reserve for potential development on 2010 and 2011 notable loss events was $18.6 million and $78.0 million, respectively. During the year ended December 31, 2012, the Company increased certain loss estimates and allocated $82.4 million of the 2010 and 2011 reserve to the Deepwater Horizon, Danish flood, Thailand floods, Tohoku earthquake, Christchurch earthquake and the Gryphon Alpha mooring failure. The Company also increased the reserve for potential development on 2011 notable loss events by $27.9 million. The 2011 notable loss events, principally the Tohoku earthquake, the Christchurch earthquake, the Thailand floods and the Gryphon Alpha continued to experience adverse development as shown in the reserves for notable loss events roll forward table. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. Given the potential that one or some of the 2011 notable loss events eligible for potential allocation from the 2011 RDE may experience adverse development, rather than all deteriorating proportionately, an addition to the 2011 RDE of $27.9 million was made. As at December 31, 2012, the reserve for potential development on 2010 and 2011 notable loss events was $nil and $42.2 million, respectively. No RDE was established for 2012 notable losses.
For disclosure purposes, only those notable loss events which had an initial consolidated ultimate loss estimate above $15.0 million are disclosed separately and included in the reserve for notable loss events and reserve for development on events tables. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table. The Company increased the consolidated threshold for disclosure for notable losses effective January 1, 2011, from $5.0 million to $15.0 million.

RESERVES FOR NOTABLE LOSS EVENTS - (Dollars in thousands)

2010 NOTABLE LOSS EVENTS		Year Ended December 31, 2010			Year Ended December 31, 2011			Year Ended December 31, 2012
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE (f)	31-Dec-10	Unfavorable (b)	of RDE (f)	31-Dec-11	Unfavorable (b)	of RDE (f)	31-Dec-12
Chilean earthquake	$293,116	$2,548	$19,242	$314,906	$(14,449)	$—	$300,457	$(15,172)	$—	$285,285
Deepwater Horizon (e)	44,101	737	—	44,838	3	14,769	59,610	13,529	18,617	91,756
New Zealand earthquake	28,685	1,167	16,614	46,466	(297)	—	46,169	3,026	—	49,195
Queensland floods	25,000	—	—	25,000	(17,966)	—	7,034	(3,700)	—	3,334
Melbourne hailstorm	18,200	2,644	—	20,844	293	—	21,137	—	—	21,137
Windstorm Xynthia	12,558	(11,177)	—	1,381	(220)	—	1,161	—	—	1,161
Political violence loss	12,500	—	—	12,500	2,195	—	14,695	—	—	14,695
Aban Pearl	10,500	20	—	10,520	272	—	10,792	—	—	10,792
Satellite failure	8,786	—	—	8,786	(810)	—	7,976	—	—	7,976
Perth hailstorm	8,390	—	—	8,390	1,063	—	9,453	—	—	9,453
Oklahoma windstorm	7,677	29	—	7,706	(841)	—	6,865	1	—	6,866
Bangkok riots	7,500	4,159	—	11,659	1,055	—	12,714	(203)	—	12,511
Hurricane Karl	6,313	—	—	6,313	—	—	6,313	(4,320)	—	1,993
Financial institutions loss	5,487	—	—	5,487	95	—	5,582	—	—	5,582
Political risk loss	5,000	349	—	5,349	(3,828)	—	1,521	—	—	1,521
Total 2010 Notable Loss Events	$493,813	$476	$35,856	$530,145	$(33,435)	$14,769	$511,479	$(6,839)	$18,617	$523,257

				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-10			31-Dec-11			31-Dec-12
Chilean earthquake			$120,549	$194,357		$103,847	$76,061		$25,380	$35,509
Deepwater Horizon (e)			45,152	(314)		(34,881)	49,339		14,458	67,027
New Zealand earthquake			—	46,466		1,254	44,915		12,182	35,759
Queensland floods			—	25,000		—	7,034		112	3,222
Melbourne hailstorm			7,163	13,681		11,611	2,363		1,290	1,073
Windstorm Xynthia			111	1,270		369	681		53	628
Political violence loss			—	12,500		—	14,695		—	14,695
Aban Pearl			7,346	3,174		2,418	1,028		165	863
Satellite failure			5,206	3,580		2,234	536		82	454
Perth hailstorm			5,339	3,051		3,751	363		134	229
Oklahoma windstorm			4,054	3,652		2,047	764		79	686
Bangkok riots			(1)	11,660		7,500	5,215		—	5,012
Hurricane Karl			—	6,313		—	6,313		1,637	356
Financial institutions loss			57	5,430		3,039	2,486		174	2,312
Political risk loss			7	5,342		1,514	—		—	—
Total 2010 Notable Loss Events			$194,983	$335,162		$104,703	$211,793		$55,746	$167,825

RESERVES FOR NOTABLE LOSS EVENTS - (Dollars in thousands) - CONTINUED

2011 NOTABLE LOSS EVENTS		Year Ended December 31, 2011			Year Ended December 31, 2012
		Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-11	Unfavorable (b)	of RDE	31-Dec12
Tohoku earthquake	$148,926	$37,963	$29,788	$216,677	$(6,652)	$16,342	$226,367
Thailand floods	54,148	—	—	54,148	10,704	14,262	79,114
Gryphon Alpha	52,434	9,151	—	61,585	874	5,355	67,814
Cat 46	43,806	18,553	—	62,359	$118	—	62,477
Christchurch earthquake	41,881	16,854	20,212	78,947	(495)	20,121	98,573
Hurricane Irene	32,451	3	—	32,454	(10,788)	—	21,666
Cat 48	31,481	9,190	—	40,671	5,612	—	46,283
Brisbane floods	31,023	4,848	—	35,871	(1,394)	—	34,477
CNRL Horizon (g)	19,500	(8,706)	—	10,794	558	—	11,352
Danish flood	19,429	5,987	—	25,416	2,566	7,665	35,647
Jupiter 1	15,008	(73)	—	14,935	(166)	—	14,769
Total 2011 Notable Loss Events	$490,087	$93,770	$50,000	$633,857	$937	$63,745	$698,539

				Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-11			31-Dec-12
Tohoku earthquake			$59,100	$157,577		$94,011	$73,256
Thailand floods			1,748	52,400		13,017	64,349
Gryphon Alpha			8,686	52,899		19,487	39,641
Cat 46			51,429	10,930		1,700	9,348
Christchurch earthquake			(42)	78,989		5,708	92,907
Hurricane Irene			8,669	23,785		3,743	9,254
Cat 48			19,934	20,737		14,032	12,317
Brisbane floods			16,151	19,720		10,998	7,328
CNRL Horizon (g)			5,600	5,194		5,746	6
Danish flood			7,872	17,544		15,099	12,676
Jupiter 1			14,342	593		245	182
Total 2011 Notable Loss Events			$193,489	$440,368		$183,786	$321,264

RESERVES FOR NOTABLE LOSS EVENTS - (Dollars in thousands) CONTINUED

2012 NOTABLE LOSS EVENTS		Year Ended December 31, 2012
		Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	30-Dec-12
Hurricane Sandy	$361,036	$—	$—	$361,036
Costa Concordia	76,197	(2,061)	—	74,136
Cat 67	22,713	5,377	—	28,090
U.S. drought	22,021	—	—	22,021
Hurricane Isaac	15,209	67	—	15,276
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559

		Year Ended December 31, 2012
				Closing
				Reserve (d)
Notable Loss			Paid Loss	31-Dec-12
Hurricane Sandy			$38,515	$322,521
Costa Concordia			13,040	61,096
Cat 67			13,432	14,658
U.S. drought			12,346	9,675
Hurricane Isaac			313	14,963
Total 2012 Notable Loss Events			$77,646	$422,913

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.

(e)	Net movement in 2011 impacted by recognition of recoveries under retrocessional contracts.

(f)	As at December 31, 2012, the Company has allocated all of the 2010 RDE.

(g)	As at December 31, 2012, the Company has concluded that CNRL Horizon and Jupiter 1 no longer remains eligible for potential allocations from the 2011 RDE.

RESERVE FOR DEVELOPMENT ON EVENTS	Reserve for potential development on 2010 notable loss events	Reserve for potential development on 2011 notable loss events	Reserve for potential development on 2012 notable loss events	Total Reserve for potential development on notable loss events
	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
As at December 31, 2009	$—			$—
Reserve for potential development additions	69,242			69,242
Reserve for potential development allocations (a)	(35,856)			(35,856)
Reserve for potential development releases	—			—
As at December 31, 2010 (b)	$33,386	$—	$—	$33,386

Reserve for potential development additions	—	128,000		128,000
Reserve for potential development allocations (a)	(14,769)	(50,000)		(64,769)
Reserve for potential development releases	—	—		—
As at December 31, 2011 (b)	$18,617	$78,000	$—	$96,617

Reserve for potential development additions (c)	—	27,926	—	27,926
Reserve for potential development allocations (a)	(18,617)	(63,746)	—	(82,363)
Reserve for potential development releases	—	—	—	—
As at December 31, 2012 (b)	$—	$42,180	$—	$42,180

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

During the year ended December 31, 2012, $18,617 was allocated to Deepwater Horizon from the 2010 reserve for development on notable loss events. During the same period $16,342 was allocated to the Tohoku earthquake, $20,121 was allocated to the Christchurch earthquake, $7,665 was allocated to the Danish flood and $14,262 was allocated to the Thailand floods and $5,355 was allocated to the Gryphon Alpha mooring failure.

(b)
Notable losses for the year ended December 31, 2010 included Chilean earthquake, Melbourne hailstorm, Windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, Political risk loss, Hurricane Karl, Queensland floods, Political violence loss, Satelite failure and Financial institution loss.

Notable losses for the year ended December 31, 2011 included Tohoku earthquake, Gryphon Alpha mooring failure, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods, Hurricane Irene and Thailand floods. As at September 30, 2012, the Company has concluded that CNRL Horizon and Jupiter 1 no longer remains eligible for potential allocations from the 2011 RDE.

Notable losses for the year ended December 31, 2012 included Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy.

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

(d)	The RDE is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section above.

Policy Acquisition Costs
Policy acquisition costs for the year ended December 31, 2012 were $334.7 million compared to $314.2 million for the year ended December 31, 2011, an increase of $20.5 million or 6.5%. Policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 17.9% and 17.4%, respectively. Details of policy acquisition costs by line of business are provided below.

	Year Ended December 31, 2012 (a)			Year Ended December 31, 2011			Year Ended December 31, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio
Property	$107,062	32.0%	12.4%	$112,261	35.8%	12.6%	$119,894	40.9%	13.0%
Marine	140,714	42.0%	23.1%	113,845	36.2%	22.0%	92,271	31.5%	20.7%
Specialty	86,922	26.0%	21.8%	88,078	28.0%	22.4%	80,734	27.6%	20.6%
Total	$334,698	100.0%	17.9%	$314,184	100.0%	17.4%	$292,899	100.0%	16.6%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Validus Re.    Validus Re policy acquisition costs for the year ended December 31, 2012 were $154.4 million compared to $154.6 million for the year ended December 31, 2011, a decrease of $0.2 million or 0.1%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Year Ended December 31, 2012 (a)			Year Ended December 31, 2011			Year Ended December 31, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio
Property	$94,239	61.1%	14.0%	$95,893	62.1%	14.4%	$111,478	69.9%	14.8%
Marine	44,343	28.7%	17.5%	44,431	28.7%	21.0%	33,691	21.1%	19.1%
Specialty	15,780	10.2%	16.6%	14,258	9.2%	15.8%	14,358	9.0%	13.2%
Total	$154,362	100.0%	15.1%	$154,582	100.0%	16.0%	$159,527	100.0%	15.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on policy acquisition costs. Validus Re policy acquisition costs as a percentage of net premiums earned for the year ended December 31, 2012 and 2011 were 15.1% and 16.0%, respectively. The policy acquisition cost ratio on the marine line has decreased by 3.5 percentage points due to an increase in reinstatement premiums that attract little or no policy acquisition costs.
AlphaCat.    AlphaCat policy acquisition costs for the year ended December 31, 2012 were $1.8 million compared to $7.9 million for the year ended December 31, 2011, a decrease of $6.2 million or 77.7%.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio
Property	$1,774	100.0%	10.0%	$7,946	100.0%	12.0%	$1,072	100.0%	9.7%
Total	$1,774	100.0%	10.0%	$7,946	100.0%	12.0%	$1,072	100.0%	9.7%
Policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 10.0% and 12.0%, respectively
Talbot.    Talbot policy acquisition costs for the year ended December 31, 2012 were $183.9 million compared to $157.3 million for the year ended December 31, 2011, an increase of $26.6 million or 16.9%. Details of Talbot policy acquisition costs by line of business are provided below.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio
Property	$16,114	8.8%	9.2%	$13,814	8.7%	8.6%	$18,628	12.9%	11.8%
Marine	96,582	52.5%	27.2%	69,624	44.3%	22.8%	58,614	40.8%	21.8%
Specialty	71,230	38.7%	23.5%	73,896	47.0%	24.4%	66,527	46.3%	23.5%
Total	$183,926	100.0%	22.1%	$157,334	100.0%	20.4%	$143,769	100.0%	20.3%
Policy acquisition costs as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 22.1% and 20.4%, respectively. During the nine months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class. This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs for the marine class, resulting in no net impact. The effect on the policy acquisition cost ratio was an increase of 9.3 percentage points for the year ended December 31, 2012. Excluding the effect of this implementation, the marine lines and total policy acquisition cost ratios would have been 23.0% and 20.3%, respectively.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2012 were $263.7 million compared to $197.5 million for the year ended December 31, 2011, an increase of $66.2 million or 33.5%. The increase was primarily due to an increase in Corporate expenses of $30.0 million, a $21.2 million increase in the Talbot segment and a $18.4 million increase in the Validus Re segment. The increase was offset by a $3.4 million decrease in the AlphaCat segment.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)
Validus Re	$63,048	23.9%	$44,663	22.6%	$45,613	21.8%
AlphaCat	7,532	2.9%	10,929	5.5%	5,327	2.5%
Talbot	133,281	50.5%	112,072	56.7%	107,557	51.4%
Corporate & Eliminations (b)	59,791	22.7%	29,833	15.2%	50,793	24.3%
Total	$263,652	100.0%	$197,497	100.0%	$209,290	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Corporate and Eliminations includes legal entity adjustments.
General and administrative expenses of $263.7 million in the year ended December 31, 2012 represented 14.1 percentage points of the expense ratio. General and administrative expenses of $197.5 million in the year ended December 31, 2011 represented 11.0 percentage points of the expense ratio. Share compensation expenses are discussed in the following section.
Validus Re.    Validus Re general and administrative expenses for the year ended December 31, 2012 were $63.0 million compared to $44.7 million for the year ended December 31, 2011, an increase of $18.4 million or 41.2%. General and administrative expenses have increased primarily due to an increase in the performance bonus expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Other contributing factors of the increase in general and administrative expense include an increase in rent and office expenses due to the Bermuda office refurbishment, the departure of a senior executive and the Company consolidating the general and administrative expenses as a result of the acquisition of Flagstone. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 6.2% and 4.6%, respectively.
AlphaCat.    AlphaCat general and administrative expenses for the year ended December 31, 2012 were $7.5 million compared to $10.9 million for the year ended December 31, 2011, a decrease of $3.4 million or 31.1%. General and administrative expenses include salaries and benefits and professional fees. General and administrative expenses have decreased primarily due to the deconsolidation of AlphaCat Re 2011 as at December 31, 2011, offset by an increase in salaries and benefits and performance bonus expense. AlphaCat’s general and administrative expenses as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 42.6% and 16.5%, respectively. The AlphaCat segment general and administrative expense ratio has been impacted by the reduction in net premiums earned as a greater proportion of the segment’s revenues are generated in equity earnings from operating affiliates which is not included in the ratio calculation.
Talbot.    Talbot general and administrative expenses for the year ended December 31, 2012 were $133.3 million compared to $112.1 million for the year ended December 31, 2011, an increase of $21.2 million or 18.9%. General and administrative expenses have increased primarily due to an increase in the performance bonus expense. This increase was partially offset by a decrease in Lloyd’s syndicate costs. Talbot’s general and administrative expenses as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 16.0% and 14.6%, respectively.
Corporate & Eliminations.    Corporate general and administrative expenses for the year ended December 31, 2012 were $59.8 million compared to $29.8 million for the year ended December 31, 2011, an increase of $30.0 million or 100.4%. General and administrative expenses have increased primarily due to an increase in the performance bonus expense and professional fees. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Share Compensation Expenses
Share compensation expenses for the year ended December 31, 2012 were $26.7 million compared to $34.3 million for the year ended December 31, 2011, a decrease of $7.6 million or 22.1%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Share Compensation Expense	Share Compensation Expense Expenses (%)	Share Compensation Expense	Share Compensation Expense Expenses (%)	Share Compensation Expense	Share Compensation Expense Expenses (%)
Validus Re	$7,763	29.1%	$9,309	27.2%	$7,181	24.9%
AlphaCat	279	1.0%	107	0.3%	594	2.1%
Talbot	7,789	29.2%	8,582	25.0%	6,923	23.9%
Corporate & Eliminations (b)	10,878	40.7%	16,298	47.5%	14,213	49.1%
Total	$26,709	100.0%	$34,296	100.0%	$28,911	100.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Corporate and Eliminations includes legal entity adjustments.
Share compensation expenses of $26.7 million in the year ended December 31, 2012 represented 1.4 percentage points of the general and administrative expense ratio. The decrease in share compensation expenses of $7.6 million is due to a reversal of $1.4 million of expenses related to performance shares based on a review of current and projected performance criteria and a reduced expense of $1.3 million on the non-qualified options which fully vested in May 2012. In addition, the share compensation expenses of $34.3 million for the year ended December 31, 2011 included $2.2 million of expenses on the employee seller shares and $1.1 million of Talbot restricted share awards which fully vested on July 2, 2011.
Validus Re.    Validus Re share compensation expenses for the year ended December 31, 2012 were $7.8 million compared to $9.3 million for the year ended December 31, 2011, a decrease of $1.5 million or 16.6%. Share compensation expense as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 0.7% and 1.0%, respectively.
AlphaCat.    AlphaCat share compensation expense as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 1.6% and 0.2%, respectively.
Talbot.    Talbot share compensation expenses for the year ended December 31, 2012 were $7.8 million compared to $8.6 million for the year ended December 31, 2011, a decrease of $0.8 million or 9.2%. Share compensation expense as a percent of net premiums earned for the year ended December 31, 2012 and 2011 were 0.9% and 1.1%, respectively.
Corporate & Eliminations.    Corporate share compensation expenses for the year ended December 31, 2012 were $10.9 million compared to $16.3 million for the year ended December 31, 2011, a decrease of $5.4 million or 33.3%.
Selected Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011	Year Ended December 31, 2010
Consolidated
Losses and loss expenses ratio	53.4%	69.1%	56.1%
Policy acquisition costs ratio	17.9%	17.4%	16.6%
General and administrative expenses ratio (b)	15.5%	12.9%	13.5%
Expense ratio	33.4%	30.3%	30.1%
Combined ratio	86.8%	99.4%	86.2%
Validus Re
Losses and loss expenses ratio	56.2%	77.6%	57.8%
Policy acquisition costs ratio	15.1%	16.0%	15.3%
General and administrative expenses ratio (b)	6.9%	5.6%	5.1%
Expense ratio	22.0%	21.6%	20.4%
Combined ratio	78.2%	99.2%	78.2%
AlphaCat
Losses and loss expenses ratio	0.0%	15.2%	0.0%
Policy acquisition costs ratio	10.0%	12.0%	9.7%
General and administrative expenses ratio (b)	44.2%	16.7%	53.4%
Expense ratio	54.2%	28.7%	63.1%
Combined ratio	54.2%	43.9%	63.1%
Talbot
Losses and loss expenses ratio	50.9%	63.0%	54.4%
Policy acquisition costs ratio	22.1%	20.4%	20.3%
General and administrative expenses ratio (b)	16.9%	15.7%	16.1%
Expense ratio	39.0%	36.1%	36.4%
Combined ratio	89.9%	99.1%	90.7%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.
General and administrative expense ratios for the year ended December 31, 2012 and 2011 were 15.5% and 12.9%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Year Ended December 31, 2012 (a)		Year Ended December 31, 2011		Year Ended December 31, 2010
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$263,652	14.1%	$197,497	11.0%	$209,290	11.9%
Share compensation expenses	26,709	1.4%	34,296	1.9%	28,911	1.6%
Total	$290,361	15.5%	$231,793	12.9%	$238,201	13.5%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Underwriting Income
Underwriting income for the year ended December 31, 2012 was $248.7 million compared to $11.8 million for the year ended December 31, 2011, an increase of $236.9 million or 2,014.0%.

(Dollars in thousands)	Year Ended December 31, 2012	% of Sub- total	Year Ended December 31, 2011	% of Sub- total	Year Ended December 31, 2010	% of Sub- total
Validus Re (a)	$222,682	70.9%	$8,066	15.5%	$226,187	76.4%
AlphaCat	8,081	2.6%	36,984	70.8%	4,089	1.4%
Talbot	83,253	26.5%	7,168	13.7%	65,698	22.2%
Sub total	314,016	100.0%	52,218	100.0%	295,974	100.0%
Corporate & Eliminations	(65,305)		(40,453)		(53,537)
Total	$248,711		$11,765		$242,437

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income, other income, finance expenses, gain on bargain purchase, realized gain on repurchase of debentures, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses) and transaction expenses, as illustrated below.

(Dollars in thousands)	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011	Year Ended December 31, 2010
Underwriting income	$248,711	$11,765	$242,437
Net investment income	107,936	112,296	134,103
Other income	22,396	5,718	5,219
Finance expenses	(53,857)	(54,817)	(55,870)
Gain on bargain purchase, net of expenses	17,701	—	—
Net realized gains on investments	18,233	28,532	32,498
Net unrealized gains (losses) on investments	17,585	(19,991)	45,952
(Loss) from investment affiliate	(964)	—	—
Foreign exchange gains (losses)	4,798	(22,124)	1,351
Transaction expenses	—	(17,433)	—
Tax (expense) benefit	(2,501)	(824)	(3,126)
Income from operating affiliates	12,580	—	—
Net income	$392,618	$43,122	$402,564

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
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
Net Investment Income
Net investment income for the year ended December 31, 2012 was $107.9 million compared to $112.3 million for the year ended December 31, 2011, a decrease of $4.4 million or 3.9%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the year ended December 31, 2012, 2011 and 2010 are as presented below.

(Dollars in thousands)	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011	Year Ended December 31, 2010
Fixed maturities and short-term investments	$105,937	$111,983	$132,669
Other investments	2,790	—	—
Cash and cash equivalents	7,259	7,285	8,180
Securities lending income	14	58	200
Total gross investment income	116,000	119,326	141,049
Investment expenses	(8,064)	(7,030)	(6,946)
Net investment income	$107,936	$112,296	$134,103

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
Annualized investment yield is calculated by dividing net investment income (excluding other investments) by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company’s annualized effective investment yield was 1.65% and 1.87% for the years ended December 31, 2012 and 2011, respectively, and the average duration of the portfolio at December 31, 2012 was 1.34 years (December 31, 2011—1.63 years).
The annualized effective investment yield decreased for the year ended December 31, 2012 due to the consolidation of the Flagstone investment portfolio which included $1,060.4 million in cash and short term investments, or 72.4% of Flagstone's total investments and cash as at December 31, 2012. Excluding the effect of the consolidation of the Flagstone investment portfolio, the annualized effective investment yield would have been 1.72% for the year ended December 31, 2012. Overall yield has decreased due to falling yields on fixed maturity investments.
Other Income
Other income for the year ended December 31, 2012 was $22.4 million compared to $5.7 million for the year ended December 31, 2011, an increase of $16.7 million or 291.7%. The primary component of other income for the year ended December 31, 2012 is $23.2 million in underwriting and performance fees the AlphaCat segment earned from business written by AlphaCat Re 2011, PaCRe and AlphaCat Re 2012. AlphaCat Re 2011 was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

Finance Expenses
Finance expenses for the year ended December 31, 2012 were $53.9 million compared to $54.8 million for the year ended December 31, 2011, an increase of $1.0 million or 1.8%. Finance expenses also include the amortization of debt offering costs and discounts, and fees related to our credit facilities.

	Year Ended December 31,
(Dollars in thousands)	2012 (a)	2011	2010
2006 Junior Subordinated Deferrable Debentures	$6,964	$9,768	14,354
2007 Junior Subordinated Deferrable Debentures	8,922	12,115	12,114
2010 Senior Notes due 2040	22,388	22,388	20,770
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	459	—	—
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	327	—	—
Credit facilities	11,999	6,492	5,246
Bank charges	269	218	246
AlphaCat Re 2011 preferred dividend(b)	—	3,609	—
AlphaCat ILS Funds fees (c)	2,432	—	—
Talbot FAL Facility	97	227	333
Talbot third party FAL facility	—	—	2,807
Finance expenses	$53,857	$54,817	55,870

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Includes preferred share dividends and finance expenses attributable to AlphaCat Re 2011.
(c) Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to the AlphaCat ILS funds and fund-raising for AlphaCat 2013.
The decrease in finance expenses of $1.0 million for the year ended December 31, 2012 was due primarily to a $3.2 million decrease in interest paid on the 2007 Junior Subordinated Deferrable Debentures due to the basis of repayments changing from a fixed interest rate of 8.480% per annum through June 15, 2012 to a floating rate of three month LIBOR plus 295 basis points, a $2.8 million decrease in interest paid on the 2006 Junior Subordinated Deferrable Debentures due to the basis of repayments changing from a fixed interest rate of 9.069% per annum through June 15, 2011 to a floating rate of three month LIBOR plus 355 basis points and a $3.6 million decrease in the preferred dividends and finance expenses attributable to AlphaCat Re 2011. These decreases were partially offset by placement fees incurred by AlphaCat for its investments in ILS Funds of $2.4 million and a $5.5 million increase in credit facility fees primarily due to closing fees on the renewal of the credit facilities and the acceleration of fees expensed on the credit facilities that were terminated during the year.
Tax (Expense)
Tax expense for the year ended December 31, 2012 was $(2.5) million compared to $(0.8) million for the year ended December 31, 2011, an increase in expense of $1.7 million or 203.5%. The increase was primarily due to underwriting profits in the Talbot segment for the year ended December 31, 2012 compared to underwriting losses for the year ended December 31, 2011. The increase was also due to an increase in UK taxable profits arising from higher fee income, partially offset by a higher bonus deduction and a reduction in the deferred tax liability due to a reduction in the UK tax rate from 2013.
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

Income From Operating Affiliates
Income from operating affiliates for the year ended December 31, 2012, was $12.6 million compared to $nil for the year ended December 31, 2011, an increase of $12.6 million. For the year ended December 31, 2012 income from operating affiliates of $12.6 million relates to equity earnings relating to AlphaCat Re 2011 and AlphaCat Re 2012.
In the second quarter of 2011, AlphaCat Re 2011 was included in the consolidated results of the Company, therefore there was no comparative information for the year ended December 31, 2011. As at December 31, 2012, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company’s share of AlphaCat Re 2011’s net income for the year ended December 31, 2012.
AlphaCat Re 2012 was formed on May 29, 2012 therefore there was no comparative information for the year ended December 31, 2011. As at December 31, 2012, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company’s share of AlphaCat Re 2012’s net income for the year ended December 31, 2012.
Gain on Bargain Purchase, Net of Expenses
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone. Pursuant to the Amalgamation Agreement, the Company acquired all of Flagstone’s outstanding common shares in exchange for the Company’s common shares and cash. The purchase price paid by the Company was $646.0 million for net assets acquired of $695.7 million. The Company expensed as incurred $5.8 million of transaction expenses, $20.2 million of termination expenses and $6.0 million for amortization of intangibles related to the acquisition for the year ended December 31, 2012, resulting in a gain on bargain purchase, net of expenses of $17.7 million. Transaction expenses are comprised of primarily legal and corporate advisory services.
Net Realized Gains on Investments
Net realized gains on investments for the year ended December 31, 2012 were $18.2 million compared to $28.5 million for the year ended December 31, 2011, a decrease of $10.3 million or 36.1%.
Net Unrealized Gains (Losses) on Investments
Net unrealized gains on fixed maturity and short term investments for the year ended December 31, 2012 were $17.6 million compared to losses of $(20.0) million for the year ended December 31, 2011, an increase of $37.6 million or 188.0%. The net unrealized gains for the year ended December 31, 2012 were a result primarily of increased market appetite for corporate credit.
Net unrealized losses on other investments for the year ended December 31, 2012 were $(20.4) million compared to $(1.3) million for the year ended December 31, 2011, a decrease of $19.1 million. The net unrealized losses for the year ended December 31, 2012 were driven primarily by the $(19.2) million unrealized loss relating to the Paulson & Co. hedge fund investments held by PaCRe. The amount of net unrealized losses attributable to noncontrolling interest was $(17.3) million for the year ended December 31, 2012, leaving a net impact to the Company of $(1.9) million.
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
Loss From Investment Affiliate
The loss from investment affiliate for the year ended December 31, 2012 was $(1.0) million as compared to $nil for the year ended December 31, 2011, a decrease of $(1.0) million. The loss from investment affiliate relates to the loss incurred in the Company’s investment in the Aquiline Financial Services Fund II L.P. for the year ended December 31, 2012. As at December 31, 2011, the investment in the Aquiline Financial Services Fund II L.P was included in other investments.
Foreign Exchange Gains (Losses)
Our reporting currency is the U.S. dollar. Our subsidiaries have one of the following functional currencies: U.S. dollar, British pound sterling, Euro, Canadian dollar, Swiss franc, Indian rupee, South African rand and Singapore dollar. As a significant portion of our operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 3 “Significant accounting policies” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.”

U.S. dollar (weakened) strengthened against:	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
British Pound sterling	(4.4)%	(0.4)%	3.0%
Euro	(1.7)%	2.3%	8.2%
Canadian Dollar	(2.7)%	2.1%	(4.7)%
Swiss Franc	(2.4)%	(0.2)%	(9.4)%
Indian Rupee	3.6%	16.5%	(2.6)%
South African Rand	4.7%	21.6%	(10.4)%
Singapore Dollar	(5.8)%	0.4%	(8.1)%
Foreign exchange gains for the year ended December 31, 2012 were $4.8 million compared to losses of $(22.1) million for the year ended December 31, 2011, a favorable movement of $26.9 million or 121.7%. For the year ended December 31, 2012, Validus Re recognized foreign exchange gains of $2.7 million and Talbot recognized foreign exchange gains of $2.5 million.
For the year ended December 31, 2012, Validus Re segment foreign exchange gains were $2.7 million compared to a foreign exchange loss of $(19.5) million for the year ended December 31, 2011, a favorable movement of $22.2 million or 113.6%. Validus Re currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-USD currencies. Consequently, Validus Re aims to have a limited exposure to foreign exchange fluctuations. The $2.7 million gain for the year ended December 31, 2012 primarily occurred as a result of the British pound sterling and Japanese Yen strengthening during the period. In the year ended December 31, 2011 a foreign exchange loss occurred as a result of the Company having liabilities in both New Zealand Dollars and Japanese Yen during a period when both of these currencies strengthened against the U.S. dollar.
For the year ended December 31, 2012, Talbot segment foreign exchange gains were $2.5 million compared to losses of $(2.2) million for the year ended December 31, 2011, a favorable movement of $4.7 million or 215.5%. The favorable movement in Talbot foreign exchange was due primarily to a $2.1 million translation of non U.S. dollar balances and a $3.5 million translation of non-monetary assets, partially of offset a $1.2 million losses incurred in the revaluation of assets held in Euros and other currencies. During 2012, the U.S. dollar to British pound sterling weakened by 4.4% as compared to a weakening of the U.S. dollar to British pound sterling of 0.4% for the in 2011.
At December 31, 2012, Talbot’s balance sheet includes net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $107.4 million and $21.5 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $78.0 million and $7.9 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot’s other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.
Net Loss (Income) Attributable to Noncontrolling Interest
On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe’s common equity and therefore owns 10.0% of PaCRe. The net loss attributable to noncontrolling interest of $15.8 million for the period from April 2, 2012 to December 31, 2012 was calculated as 90.0% of the net loss in PaCRe for the period.
On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, a new special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. Validus Re has an equity interest in AlphaCat Re 2011 and Validus Re held a majority of AlphaCat Re 2011’s outstanding voting rights up to December 23, 2011 when AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re common shares to one of the third party investors. As a result of these transactions, the Company’s outstanding voting rights decreased to 43.7%. As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at December 31, 2012. For the year ended December 31, 2011, the Company recorded $(21.8) million in net income attributable to noncontrolling interest relating to AlphaCat Re 2011.

Transaction Expenses
During the year ended December 31, 2012, the Company incurred $nil in transaction expenses compared to $17.4 million for the year ended December 31, 2011. The 2011 transaction expenses related to the Company's proposed acquisition of Transatlantic. The transaction expenses related to the November 30, 2012 acquisition of Flagstone were used in the calculation of the gain on bargain purchase of Flagstone and are presented on the section above entitled "Gain on Bargain Purchase of Flagstone." Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

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
The change in net income available to Validus for the year ended December 31, 2011 of $381.2 million as compared to the year ended December 31, 2010 is described in the following table:

	Year Ended December 31, 2011
	Decrease (increase) over the year ended December 31, 2010
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and other reconciling items	Total
Notable losses—(increase) decrease in net losses and loss expenses(a)	$(46,951)	$—	$(56,111)	$—	$(103,062)
Less: Notable losses—increase (decrease) net reinstatement premiums(a)	21,989	—	1,602	—	23,591
Other underwriting (loss) income	(193,159)	32,895	(4,021)	13,084	(151,201)
Underwriting (loss) income(b)	(218,121)	32,895	(58,530)	13,084	(230,672)
Net investment income	(14,922)	(2,613)	(3,907)	(365)	(21,807)
Other income	3,452	7,617	(2,830)	(7,740)	499
Finance expenses	(2,306)	(3,659)	2,913	4,105	1,053
Operating (loss) income before taxes and income from operating affiliates	(231,897)	34,240	(62,354)	9,084	(250,927)
Tax benefit	63	—	2,079	160	2,302
Net operating (loss) income	(231,834)	34,240	(60,275)	9,244	(248,625)
Net realized gains (losses) on investments	(2,393)	425	(1,998)	—	(3,966)
Net unrealized (losses) on investments	(59,314)	(2,001)	(4,628)	—	(65,943)
Foreign exchange (losses) gains	(18,902)	99	(4,279)	(393)	(23,475)
Transaction expenses	—	—	—	(17,433)	(17,433)
Net (loss) income	(312,443)	32,763	(71,180)	(8,582)	(359,442)
Net (income) attributable to noncontrolling interest	—	(21,793)	—	—	(21,793)
Net (loss) income available to Validus	$(312,443)	$10,970	$(71,180)	$(8,582)	$(381,235)

(a)
Notable losses for the year ended December 31, 2011 include: the Tohoku earthquake, Gryphon Alpha mooring failure, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods, Hurricane Irene and the Thailand floods. Excludes reserve for potential development on 2011 notable loss events. Notable losses for the year ended December 31, 2010 include: the Chilean earthquake, Melbourne hailstorm, windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, two Political risk losses, Hurricane Karl, Queensland floods, a Political violence loss, a Satellite failure and a Financial institutions loss.

(b)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled “Underwriting Income”.

Other Non-GAAP Financial Measures
In presenting the Company's results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), managed gross premiums written, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled "Financial Measures." A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled "Underwriting Income (Loss)." A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, income (loss) from investment affiliates, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the years ended December 31, 2012 and 2011 in the section above entitled “Results of Operations.” Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-U.S. dollar denominated balances are unrelated to our underlying business.
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at December 31, 2012 and December 31, 2011.

	As at December 31, 2012
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity	$4,020,827	107,921,259		$37.26
Diluted book value per common share
Total shareholders’ equity	4,020,827	107,921,259
Assumed exercise of outstanding warrants	118,015	6,410,472	$18.41
Assumed exercise of outstanding stock options	37,745	1,823,947	$20.69
Unvested restricted shares	—	2,443,631
Diluted book value per common share	$4,176,587	118,599,309		$35.22

	As at December 31, 2011
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity	$3,448,425	99,471,080		$34.67
Diluted book value per common share
Total shareholders’ equity	3,448,425	99,471,080
Assumed exercise of outstanding warrants	121,445	6,916,678	$17.56
Assumed exercise of outstanding stock options	45,530	2,263,012	$20.12
Unvested restricted shares	—	3,340,729
Diluted book value per common share	$3,615,400	111,991,499		$32.28

The following tables present reconciliations of total gross premiums written to total managed gross premiums written, the most comparable U.S. GAAP financial measure, at December 31, 2012 and December 31, 2011.

	Year Ended
	(unaudited)
	December 31,	December 31,
	2012	2011(a)

Total gross premiums written	$2,166,440	$2,124,691
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	94,317	—
Gross premiums written on behalf of AlphaCat Re 2012	32,171	—
Total managed gross premiums written	$2,292,928	$2,124,691

(a) Total gross premiums written for the year ended December 31, 2011 included $(1.4) million and $60.0 million of gross premiums written from AlphaCat Re 2011, which was a consolidated subsidiary during the three months ended June 30, September 30 and December 31, 2011. The balance sheet of AlphaCat Re 2011 was deconsolidated as at December 31, 2011.

Financial Condition and Liquidity
Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, “Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for further discussion of the Company’s dividend policy. We believe the dividend/distribution capacity of the Company’s subsidiaries will provide the Company with sufficient liquidity for the foreseeable future. We continue to generate substantial cash from operating activities and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure to meet short- and long-term objectives.
Sources and Uses of Cash
Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the years ended December 31, 2012, 2011 and 2010 is described in the following table.

	Year Ended December 31,
(Dollars in thousands)	2012 (a)	2011	2010
Net cash provided by operating activities	$562,565	$545,140	$630,001
Net cash (used in) provided by investing activities	(268,915)	(392,834)	378,426
Net cash provided by (used in) financing activities	75,345	68,681	(774,842)
Effect of foreign currency rate changes on cash and cash equivalents	17,540	(8,883)	(430)
Net increase in cash	$386,535	$212,104	$233,155

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Operating Activities
Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities.
During the year ended December 31, 2012, net cash provided by operating activities of $562.6 million was driven primarily by an increase in the reserve for losses and loss expenses of $116.9 million and a decrease of $95.0 million in loss reserves recoverable and paid losses recoverable.
During the year ended December 31, 2011, net cash provided by operating activities of $545.1 million was driven primarily by a significant portion of the 2011 incurred losses had yet to be paid as of December 31, 2011, which resulted in cash provided from operating activities for the period being higher than net income for the period.

During the year ended December 31, 2010, net cash provided by operating activities of $630.0 million was driven by increased levels of underwriting net premiums written arising from the impact of the IPC acquisition in late 2009. A significant portion of the 2010 incurred losses had yet to be paid as of December 31, 2010, which resulted in cash provided from operating activities for the period being higher than net income for the period.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at December 31, 2012, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $6,764.0 million or 84.7% of total cash and investments. Please refer to Note 7 (c) to the Consolidated Financial Statements (Part II, Item 8) for further details of investments pledged as collateral.
During the year ended December 31, 2012, net cash used in investing activities of $268.9 million was driven primarily by net purchases of investments of $737.8 million and $104.3 million of purchases of investments in operating and investment affiliates, partially offset by $548.2 million in proceeds on maturities of investments.
During the year ended December 31, 2011, net cash provided by investing activities of $392.8 million was driven primarily by the net sales of short term securities of $208.3 million and a decrease in securities lending collateral of $14.6 million. The decrease in securities lending collateral was due to the winding down of the securities lending program beginning in the third quarter of 2011.
During the year ended December 31, 2010, net cash provided by investing activities of $378.4 million was driven primarily by the net sales of short term securities of $208.3 million and a decrease in securities lending collateral of $67.0 million.
Acquisitions and Investments in Affiliates

	Year Ended December 31,
Net cash used in:	2012	2011	2010
Purchase of subsidiary, net of cash acquired	$17,196	$—	$—
Investments in operating affiliates, net	(91,500)	(56,808)	—
Investments in investment affiliates, net	(12,835)	—	—
2012 Acquisitions and Investments
Purchase of Subsidiary, net of cash acquired: On November 30, 2012, pursuant to a Merger Agreement, the Company acquired all of Flagstone’s outstanding common shares in exchange for 0.1935 Company common shares and $2.00 cash per Flagstone common share. The Flagstone Acquisition resulted in the payment of $147.7 million in cash to Flagstone shareholders and the net cash acquired from Flagstone was $164.9 million resulting in a net cash inflow to the Company of $17.2 million.
The Company assumed a letter of credit facility and long term debt as described in Note 18 "Debt and financing arrangements" to Consolidated Financial Statements (Part II, Item 8). On August 30, 2012, Flagstone had a $200.0 million secured committed letter of credit facility with Barclays Bank Plc (the “Barclays Facility”). The Barclays Facility was terminated prior to the acquisition date.
For additional information about our acquisitions, please refer to Note 5 "Business combination," to the Consolidated Financial Statements (Part II, Item 8) for further details.
Investments in operating affiliates, net: During the year ended December 31, 2012, the Company joined with other investors and contributed $26.5 million to AlphaCat Re 2012, $45.0 million to AlphaCat 2013 and $20.0 million to the AlphaCat ILS funds. Please refer to Note 8 "Investment in affiliates" to the Consolidated Financial Statements (Part II, Item 8) for further details.
Investments in investment affiliates, net: During the year ended December 31, 2012, the Company made $14.4 million in capital contributions to the Aquiline Financial Services Fund II L.P. and incurred $1.4 million in net unrealized losses. Please refer to Note 8 "Investment in affiliates" to the Consolidated Financial Statements (Part II, Item 8) for further details.

2011 Investments
Investments in operating affiliates, net: In May 2011, the Company joined with other investors contributed $50.0 million to AlphaCat Re 2011. During the fourth quarter of 2011, the Company sold a portion of its investment in AlphaCat Re 2011 for $11.0 million and redeemed $(67.8) million in cash in the deconsolidation of AlphaCat Re 2011.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable.
During the year ended December 31, 2012, net cash provided by financing activities of $75.3 million was driven primarily by the net cash received for the third party investment in PacRe of $450.1 million, partially offset by $260.0 million purchases of common shares under share repurchase program and $110.0 million of quarterly dividends.
During the year ended December 31, 2011, net cash provided by financing activities of $68.7 million was driven primarily by the net cash received for the third party investment in non-controlling interest of $192.1 million, partially offset by $107.7 million of quarterly dividends.
During the year ended December 31, 2010, net cash used in financing activities of $(774.8) million was driven primarily by the purchase of $856.9 million of common shares under the Company’s share repurchase program and the payment of $105.7 million in quarterly dividends, partially offset by the issuance $246.8 million of 8.875% Senior Notes due 2040.

	Year Ended December 31,
Net cash used in:	2012	2011	2010
Net borrowings under long term revolving credit facilities	—	—	246,793
Payments on long term debt	(40,303)	(48,882)	(51,149)
Details of the Company’s debt and financing arrangements at December 31, 2012 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/ Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	376,570
$500,000 secured letter of credit facility	Evergreen	92,402
Talbot FAL facility	December 31, 2015	25,000
PaCRe Senior secured letter of credit	May 10, 2013	219
IPC Bi-Lateral Facility	Evergreen	40,613
Flagstone Bi-Lateral Facility	Evergreen	381,019
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	September 15, 2037	137,159
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	September 15, 2036	113,750
Total		$1,706,532

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, Please refer to Note 18 "Debt and financing arrangements" to the Consolidated Financial Statements (Part II, Item 8) for further details.

Equity Transactions

	Year Ended December 31,
Net cash used in:	2012	2011	2010
Share repurchases	$(259,962)	$(5,995)	$(856,926)
Dividends paid to shareholders	(110,037)	(107,691)	(105,662)

Under share repurchase programs authorized by our Board of Directors, we purchased 8.1 million, 0.2 million, and 31.7 million common shares on the open market during the twelve months ended December 31, 2012, 2011 and 2010, respectively, for $260.0 million, $6.0 million and $856.9 million, respectively. At December 31, 2012, the Company had $122.3 million remaining for stock repurchases under the existing Board authorization.

During the twelve months ended December 31, 2012, 2011 and 2010, we paid cash dividends to shareholders of $110.0 million,$107.7 million and $105.7 million, respectively, at $1.00 per share for 2012, $1.00 per share for 2011 and $0.88 per share for 2010.

Capital Resources
Shareholders’ equity at December 31, 2012 was $4,455.1 million.
On February 6, 2013, the Company announced an increase in the quarterly cash dividend from $0.25 to $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on March 29, 2013 to holders of record on March 15, 2013. In addition, the Company announced a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable, payable on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.
The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
On August 5, 2011, the Company filed a shelf registration statement on Form S-3 (No. 333-176116) with the U.S Securities Exchange Committee under which we may offer from time to time common shares, preference shares, depository shares representing common shares or preference shares, senior or subordinated debt securities, warrants to purchase common shares, preference shares and debt securities, share purchase contracts, share purchase units and units which may consist of any combination of the securities listed above. In addition, the shelf registration statement will provide for secondary sales of common shares sold by the Company’s shareholders. The registration statement is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company’s capital needs.
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
On December 23, 2011, the Company completed a secondary offering of common shares of AlphaCat Re 2011 to third party investors, along with a partial sale of Validus Re’s common shares to one of the third party investors. As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011; however its share of AlphaCat Re 2011’s outstanding voting rights decreased to 43.7%. As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 have been derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and therefore the remaining investment in AlphaCat Re 2011 is treated as an equity method investment as at December 31, 2012 and 2011. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the years ended December 31, 2012 and 2011 is recorded in the Consolidated Statements of Comprehensive Income (Loss) as net income attributable to noncontrolling interest.
On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. The Company will underwrite business for PaCRe, for which it will be paid a profit commission based on PaCRe's underwriting results.
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

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 6, 2013, the Board of Directors of the Company authorized an increase in the Company's common share repurchase authorization to $500.0 million. This amount is in addition to, and in excess of, the $1,206.8 million of common shares repurchased by the Company through February 6, 2013 under its previously authorized share repurchase program.
The Company repurchased 43,688,633 shares at a cost of $1,227.1 million under the share repurchase programs for the period November 4, 2009 through February 13, 2013.
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

Contractual Obligations and Commitments
The Company’s contractual obligations and commitments as at December 31, 2012 are set out below:

	Payment Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Reserve for losses and loss expenses(a)	$3,517,573	$1,686,439	$1,290,199	$399,042	141,893
2010 Senior Notes due 2040—principal(b)	250,000	—	—	—	250,000
2010 Senior Notes due 2040—interest(b)	n/a	22,188	44,375	44,375	22,188 p.a.
2006 Junior Subordinated Deferrable Debentures—principal(c)	150,000	—	—	—	150,000
2006 Junior Subordinated Deferrable Debentures—interest(c)	n/a	8,747	17,494	17,494	8,747 p.a.
2007 Junior Subordinated Deferrable Debentures—principal(d)	200,000	—	—	—	200,000
2007 Junior Subordinated Deferrable Debentures—interest(d)	n/a	10,360	20,720	20,720	10,360 p.a.
Flagstone 2006 Junior Subordinated Deferrable Interest Notes—principal (e)	137,159	—	—	—	137,159
Flagstone 2006 Junior Subordinated Deferrable Interest Notes—interest (e)	n/a	5,278	20,720	7,576	5,278 p.a.
Flagstone 2007 Junior Subordinated Deferrable Interest Notes—principal (f)	113,750	—	—	—	113,750
Flagstone 2007 Junior Subordinated Deferrable Interest Notes—interest (f)	n/a	3,788	7,576	7,576	3,788 p.a.
Operating lease obligations	70,962	11,933	20,328	16,785	21,916
Aquiline Financial Services Fund II L.P. (g)	32,382	32,382	—	—	—

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

(b)
The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole or any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the notes prospectus supplement. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption.

(c)
The 2006 Junior Subordinated Deferrable Debentures (the "2006 JSDs") mature on mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest was payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. We have estimated the interest due in 2013 and future years using the December 31, 2012 LIBOR rate. During the third quarter of 2012, the Company entered into an interest rate swap which fixed the rate of interest on the 2006 JSDs at 5.83125%. The term of the swap is matched to the maturity date of the 2006 JSDs.

(d)
The 2007 Junior Subordinated Deferrable Debentures (the "2007 JSDs") mature on mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest was payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. We have estimated the interest due in 2013 and future years using the December 31, 2012 LIBOR rate. During the third quarter of 2012, the Company entered into an interest rate swap which fixed the rate of interest on the 2007 JSDs at 5.18%. The term of the swap is matched to the maturity date of the 2007 JSDs.

(e)
The Flagstone 2006 Junior Subordinated Deferrable Interest Notes mature on September 15, 2036, are redeemable at the Company's option at par beginning September 15, 2011, and require quarterly interest payments by the Company to the holders of the Flagstone 2006 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 354 basis points, reset quarterly. We have estimated the interest due in 2013 and future years using the December 31, 2012 LIBOR rate.

(f)
$88,750 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on July 30, 2037, are redeemable at the Company's option at par beginning July 30, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 300 basis points, reset quarterly. $25,000 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on September 15, 2037, are redeemable at the Company's option at par beginning September 15, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 310 basis points, reset quarterly. We have estimated the interest due in 2013 and future years using the December 31, 2012 LIBOR rate.

(g)
Please refer to Note 20 (f) to the Consolidated Financial Statements (Part II, Item 8) for further details describing the Aquiline commitment. While the commitment expires on July 2, 2015, it does not have a defined contractual commitment date and therefore it is included in the less than one year category.

The following table details the capital resources of the Company’s more significant subsidiaries on an unconsolidated basis:

(Dollars in thousands)	Capital at December 31, 2012
Validus Reinsurance, Ltd. (consolidated), excluding Validus Re Americas, Ltd. and Validus UPS, Ltd.	$2,928,446
Validus Re Americas, Ltd. (formerly IPCRe, Ltd)	132,405
Validus UPS, Ltd. (formerly Flagstone)	1,028,281
Total Validus Reinsurance, Ltd. (consolidated)	4,089,132
Noncontrolling Interest in PaCRe, Ltd.	434,280
Talbot Holdings, Ltd. (consolidated)	774,184
Other subsidiaries, net	35,885
Other, net	(90,575)
Total consolidated capitalization	5,242,906
Senior notes payable	(247,090)
Debentures payable	(540,709)
Total shareholders’ equity	$4,455,107

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of February 15, 2013:

	A.M. Best(a)	S&P(b)	Moody’s(c)	Fitch(d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	BBB+
Senior debt	bbb	BBB+	Baa2	BBB
Subordinated debt	bbb-	BBB-	Baa3	BB+
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Stable	Positive
Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A-
Issuer credit rating	a	—	—	—
Outlook on ratings	Stable	Stable	Stable	Positive
Talbot
Financial strength rating applicable to all Lloyd’s syndicates	A	A+	—	A+
Flagstone Reassurance Suisse, SA
Financial strength rating	A-
Issuer credit rating	a-
Outlook on ratings	Stable

(a)	The A.M. Best ratings were most recently affirmed on February 7, 2013

(b)	The S&P ratings were most recently affirmed on August 30, 2012

(c)	All Moody’s ratings were most recently affirmed on August 31, 2012

(d)	All Fitch ratings were most recently affirmed on May 8, 2012

Recent accounting pronouncements
Please refer to Note 4 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements
The following table details the Company’s borrowings and credit facilities as at December 31, 2012.

(Dollars in thousands)	Commitments(a)	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	400,000	—
$525,000 syndicated secured letter of credit facility	525,000	376,570
$500,000 bi-lateral secured letter of credit facility	500,000	92,402
Talbot FAL Facility(b)	25,000	25,000
PaCRe senior secured letter of credit facility	10,000	219
IPC Bi-Lateral Facility	80,000	40,613
Flagstone Bi-Lateral Facility	550,000	381,019
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	137,159	137,159
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	113,750	113,750
Total	$2,940,909	$1,706,532

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Please refer to Note 18 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of the Company’s debt and financing arrangements.
Regulation
Validus Re, Validus Re Americas, Ltd., Flagstone Reassurance Suisse SA (Bermuda Branch), PaCRe and Talbot Insurance (Bermuda) Ltd. (“TIBL”) (together, the “Bermuda registered companies”) are registered under the Insurance Act 1978 of Bermuda (“the Act”). Under the Act, the Bermuda registered companies are required annually to prepare and file Statutory Financial Statements and a Statutory Financial Return. The Act also requires the Bermuda registered companies to meet minimum solvency and liquidity requirements. For the year ended December 31, 2012, the Bermuda registered companies satisfied these requirements. Please refer to Note 24 to the Consolidated Financial Statements (Part II, Item 8) for further discussion of statutory and regulatory requirements.
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
The U.K. government has set out proposals to replace the current system of financial regulation, which it believes has weaknesses, with a new regulatory framework. The key weakness it identified was that no single institution has the responsibility, authority and tools to monitor the financial system as a whole, and respond accordingly. That power will be given to the Bank of England. The U.K. government intends to create a new Financial Policy Committee (“FPC”) within the Bank, which will look at the wider economic and financial risks to the stability of the system.

In addition, the FSA will cease to exist in its current form, and the U.K. government will create two new focused financial regulators:

•
A new Prudential Regulation Authority (“PRA”) will be responsible for the day-to-day supervision of financial institutions that are subject to significant prudential regulation. It will adopt a more judgment-focused approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability.

•	A new Financial Conduct Authority (“FCA”) will have a strong mandate for promoting confidence and transparency in financial services and to give greater protection for consumers of financial services.
The Financial Services Bill was introduced to Parliament on January 26, 2012 and received Royal Assent in December 2012. "Legal cutover," when the new system will be operational, is expected to be April 2013.
In November 2007, Talbot established Talbot Risk Services Pte Ltd in Singapore to source business in the Far East under the Lloyd's Asia Scheme. The Lloyd's Asia Scheme was established by the Monetary Authority of Singapore to encourage members of Lloyd's to expand insurance activities in Asia.

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

Flagstone Suisse is licensed to operate as a reinsurer in Switzerland and is also licensed in Bermuda through the Flagstone Suisse branch office and is not licensed in any other jurisdictions. Swiss law permits dividends to be declared only after profits have been allocated to the reserves required by law and to any reserves required by the articles of incorporation.  The articles of incorporation of Flagstone Suisse do not require any specific reserves.  Therefore, Flagstone Suisse must allocate any profits first to the reserve required by Swiss law generally, and may pay as dividends only the balance of the profits remaining after that allocation.  In the case of Flagstone Suisse, Swiss law requires that 20% of the company's profits be allocated to a “general reserve” until the reserve reaches 50% of its paid-in share capital. In addition, a Swiss reinsurance company may pay a dividend only if, after payment of the dividend, it will continue to comply with regulatory requirements regarding minimum capital, special reserves and solvency requirements.

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
Substantially all of the fixed maturity investments held at December 31, 2012 were publicly traded. At December 31, 2012, the average duration of the Company’s fixed maturity portfolio was 1.34 years (December 31, 2011: 1.63 years) and the average rating of the portfolio was AA- (December 31, 2011: AA-). At December 31, 2012, the total fixed maturity portfolio was $5,085.3 million (December 31, 2011: $4,894.1 million), of which $1,062.8 million (December 31, 2011: $882.9 million) were rated AAA.
On November 30, 2012, as part of the Flagstone Acquisition, the Company assumed Flagstone's investment portfolio containing $910.3 million of cash and short term investments, $231.4 million of asset-backed securities, $90.0 million of non-agency residential mortgage-backed securities, $19.0 million of catastrophe bonds, $59.3 million fund of hedge funds and $13.0 million of private equity funds.

With the exception of the Company's bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody’s or Standard & Poor’s rating for each investment security and, as a result, the Company’s investment portfolio now has $19.0 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at December 31, 2012 were $56.9 million of catastrophe bonds, $658.9 million of bank loans and $0.9 million of corporate bonds.
Cash and cash equivalents and investments held by Talbot of $1,901.5 million at December 31, 2012 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2011: $1,686.6 million). Total cash and cash equivalents and investments in Talbot were $1,942.6 million at December 31, 2012 (December 31, 2011: $1,743.0 million).
Goodwill and Intangible Assets
The Company has performed an impairment analysis of its carried goodwill and indefinite lived intangible assets as required by U.S. GAAP. The impairment analysis of goodwill and intangible assets was performed in line with Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”) which was released in September 2011 and Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02") which was released in July 2012. The goodwill assessment included a qualitative analysis in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Reporting units are consistent with the segmental basis. The indefinite lived intangible asset assessment included a qualitative analysis in determining whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. Based on this analysis, management has concluded that an impairment valuation is not required against the carried goodwill and carried indefinite lived intangible assets.
Cash Flows
During the years ended December 31, 2012 and 2011, the Company generated net cash from operating activities of $562.6 million and $545.1 million, respectively. Cash flows from operations generally represent premiums collected, investment earnings realized and investment gains realized less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.
On November 30, 2012, the Company completed its acquisition of Flagstone. Upon completion of the Merger each issued and outstanding share of Flagstone was converted into the right to receive 0.1935 Validus common shares, $2.00 in cash, without interest, and cash in lieu of any fractional share to which the holder was entitled. The Flagstone acquisition resulted in the issuance by the Company of 14,290,389 common shares valued at $34.87 per share and the payment of $147.7 million to Flagstone shareholders.
As of December 31, 2012 and December 31, 2011, the Company had cash and cash equivalents of $1,219.4 million and $832.8 million, respectively.
The Company has written certain (re)insurance business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company’s unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company’s borrowings and credit facilities as at December 31, 2012, presented above.
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

•
the integration of businesses we may acquire or new business ventures, including overseas offices, we may start and the risk associated with implementing our business strategies and initiatives with respect to the new business ventures;

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

In addition, other general factors could affect our results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to us, and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.
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
As at December 31, 2012, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.3%, or approximately $85.1 million. As at December 31, 2012, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.1% or approximately $70.3 million.
As at December 31, 2011, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $84.0 million. As at December 31, 2011, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.7% or approximately $34.8 million.
As at December 31, 2012, the Company held $1,108.0 million (December 31, 2011: $829.5 million), or 21.8% (December 31, 2011: 16.9%), of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and/or refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk:    Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of December 31, 2012, $1,264.7 million, or 12.6% of our total assets and $1,217.9 million, or 21.9% of our total liabilities were held in foreign currencies. As of December 31, 2012, $152.3 million, or 2.7% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2011, $744.4 million, or 9.3% of our total assets and $867.4 million, or 19.7% of our total liabilities were held in foreign currencies. As of December 31, 2011, $104.5 million, or 2.4% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Item 8, Note 9 “Derivative Instruments Used in Hedging Activities,” of the Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
Credit Risk:    We are exposed to credit risk from the possibility that counterparties may default on their obligations to us. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverable from reinsurers. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. Where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At December 31, 2012, 1.2% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 0.7% of total investments, other than with respect to government securities.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2012, 97.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2011: 99.4% rated A- or above) or from reinsurers posting full collateral.
Liquidity risk:    Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.8% at December 31, 2012 (December 31, 2011: 8.3%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2012, the Company had $1,838.4 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at December 31, 2012 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/ Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	376,570
$500,000 secured letter of credit facility	Evergreen	92,402
Talbot FAL facility	December 31, 2015	25,000
PaCRe Senior secured letter of credit	May 10, 2013	219
IPC Bi-Lateral Facility	December 31, 2012	40,613
Flagstone Bi-Lateral Facility	Evergreen	381,019
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	September 15, 2037	137,159
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	September 15, 2036	113,750
Total		$1,706,532
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the Framework criteria.
The Company acquired all of the outstanding shares of Flagstone on November 30, 2012. Flagstone’s total assets and total revenues represented approximately 19.4% and 2.4%, respectively of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2012. Consistent with the SEC’s general guidance, Flagstone has been excluded from the Company's assessment scope for the effectiveness of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report included in this filing.
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

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain of the information required by this item relating to the executive officers of the Company may be found starting at page 43. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table displays certain information regarding our equity compensation plan at December 31, 2012:

(Dollars in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity compensation plans
2005 Amended and Restated Long-Term Incentive Plan	3,944,845	$20.69	3,128,443
Director Stock Compensation Plan	5,001		52,142
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits.

(a)	Financial Statements and Financial Statement Schedules are included as pages F-1 to F-69.

(b)
The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference.

EXHIBITS

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger, dated as of August 30, 2012, by and among Validus Holdings, Ltd., Validus UPS, Ltd., Flagstone Reinsurance Holdings, S.A. and Flagstone Reinsurance Holdings (Bermuda) Limited (incorporated by reference from the Company's Current Report on Form 8-K filed on September 4, 2012)

3.1	Memorandum of Association dated October 10, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)

3.2	Amended and Restated Bye-laws (Incorporated by reference from S-1 SEC File No. 333-139989)

4.1	Specimen Common Share Certificate (Incorporated by reference from S-1 SEC File No. 333-139989)

4.2	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 28, 2005 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.3	Form of Warrant (Incorporated by reference from S-1 SEC File No. 333-139989)

4.4	Form of Amendment to Warrants dated as of December 21, 2007 (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on December 1, 2007)

4.5	9.069% Junior Subordinated Deferrable Debentures Indenture dated as of June 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.6	Form of 9.069% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.5 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)

4.7	First Supplemental Indenture to the 9.069% Junior Subordinated Deferrable Debentures Indenture dated as of September 15, 2006 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.8	8.480% Junior Subordinated Deferrable Debentures Indenture dated as of June 29, 2007 (Incorporated by reference from S-1 SEC File No. 333-139989)

4.9	Form of 8.480% Junior Subordinated Deferrable Debentures (Included in Exhibit 4.8 hereto) (Incorporated by reference from S-1 SEC File No. 333-139989)

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

4.12	Form of 8.875% Senior Note (Included in Exhibit 4.10 hereto) (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on January 26, 2010)

4.13	Shareholders’ Agreement dated as of December 12, 2005 among Validus Holdings, Ltd. and the Shareholders Named Therein (Incorporated by reference from S-1 SEC File No. 333-139989)

4.14
Junior Subordinated Indenture dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.15
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.16
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holding, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.17
Third Supplemental Indenture, dated as of November 30, 2012, among Validus UPS, Ltd., Validus Holdings, Ltd. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.18
Junior Subordinated Indenture, dated as of September 20, 2007, between Flagstone Reinsurance Holdings Limited and The Bank of New York Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.19
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.20
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.21
Third Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A., Validus UPS, Ltd., Validus Holdings, Ltd. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.22
Junior Subordinated Indenture, dated as of June 8, 2007, among Flagstone Finance S.A., Flagstone Reinsurance Holdings Limited and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.23
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Finance S.A., Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.24
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A., Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.25
Third Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A, Validus UPS, Ltd., Validus Holdings, Ltd. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.26
Note Purchase Agreement, dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and Merrill Lynch International (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.27
Amendment No. 2, dated as of November 30, 2012, to the Note Purchase Agreement, among Validus UPS, Ltd., Validus Holdings, Ltd. and the noteholders named therein (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.28
Amendment No. 2, dated as of November 30, 2012, to the Note Purchase Agreement, among Validus UPS, Ltd., Validus Holdings, Ltd. and the noteholders named therein (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.29
Share Purchase Warrant, dated November 30, 2012, between Validus Holdings, Ltd. and Leyton Limited (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

10.1
Amendment and Restatement Agreement dated as of November 18, 2011 relating to the Talbot $25 million Standby Letter of Credit Facility dated as of November 28, 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank Plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 23, 2011)

10.2
Amended letter dated as of November 23, 2011 relating to a $25 million Standby Letter of Credit Facility dated as of November 28,2007, among Talbot Holdings Ltd, as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank Plc, as joint Mandated Lead Arranger, Agent and Security Trustee, and ING Bank N.V, London Branch, as joint Mandated Lead Arranger, as amended and restated on November 18, 2011 (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 29, 2011)

10.2.1
Amendment Letter, dated as of August 30, 2012, relating to a $25 million Standby Letter of Credit Facility dated as of 28 November 2007, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds TSB Bank Plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger, as amended (Incorporated by reference from the Company's Current Report on Form 8-K filed on September 4, 2012).

10.3
Four-Year Unsecured Revolving Credit and Letter of Credit Facility, dated as of March 9, 2012, among Validus Holdings, Ltd., Validus Re Americas, Ltd., PaCRe, Ltd. and Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Deutsche Bank Securities Inc, as syndication agent. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012)

10.4
Four-Year Secured Letter of Credit Facility, dated as of March 9, 2012, among Validus Holdings, Ltd., Validus Re Americas, Ltd. and Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Deutsche Bank Securities Inc, as syndication agent. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 13, 2012)

10.5
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Lixin Zeng dated as of November 1, 2012 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6. 2012)

10.6	*	Amended and Restated Employment Agreement dated as of February 15, 2013 between Validus Holdings, Ltd. and Jeffrey D. Sangster

10.7
Third Amended and Restated Employment Agreement, dated as of May 21, 2012, by and between Validus Holdings, Ltd. and Conan M. Ward (Incorporated by reference from the Company's Current Report on Form 8-K filed on May 21, 2012)

10.8		Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.8.1
Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

10.9
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Joseph E. (Jeff) Consolino dated as of February 17, 2011 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.10		Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by reference from S-1 SEC File No. 333-139989)

10.11
Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

10.12
Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Jonathan P. Ritz. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010)

10.12.1
Amendment No. 1 to Employment Agreement between Validus Holdings, Ltd. and Jonathan P. Ritz dated as of October 1, 2010 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.13
Service Agreement between Talbot Underwriting Services, Ltd. and Charles Neville Rupert Atkin (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.14
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of April 1, 2011 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.14.1
Amendment No. 1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of August 1, 2012 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6, 2012)

10.15
Employment Agreement between Validus Holdings, Ltd. and Andrew Kudera dated as of February 2, 2010 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.16		Investment Manager Agreement with BlackRock Financial Management, Inc. (Incorporated by reference from S-1 SEC File No. 333-139989)

10.17		Risk Reporting & Investment Accounting Services Agreement with BlackRock Financial Management, Inc. (Incorporated by reference from S-1 SEC File No. 333-139989)

10.18		Validus Holdings, Ltd. 2005 Amended & Restated Long-Term Incentive Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.19
Form of Amended Post-IPO Restricted Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.20		Form of Pre-IPO Restricted Share Agreement for Executive Officers (Incorporated by reference from S-1 SEC File No. 333-139989)

10.21
Form of Amended Restricted Share Agreement for Talbot Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.22		Amended and Restated Restricted Share Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.23		Stock Option Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.24		Form of Stock Option Agreement for Executive Officers prior to 2008 (Incorporated by reference from S-1 SEC File No. 333-139989)

10.25
Form of Stock Option Agreement for Executive Officers commencing in 2008 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.26
Form of Performance Share Award Agreement for Validus Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.27
Form of Performance Share Award Agreement for Talbot Executive Officers (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.28		Nonqualified Supplemental Deferred Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.29		Validus Holdings, Ltd. Director Stock Compensation Plan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.30
Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009)

10.30.1		Assignment and Assumption Agreement dated as of December 20, 2011, by and among Aquiline Capital Partners LLC, Validus Reinsurance, Ltd. and Aquiline Capital Partners II GP (Offshore) Ltd.

10.31	*	Employment Agreement dated October 25 2012 between Validus America, Inc, and for purposes of Section 12.04, countersigned by Validus Holdings, Ltd. and John J. Hendrickson

21	*	Subsidiaries of the Registrant

23	*	Consent of PricewaterhouseCoopers

24		Power of attorney (Incorporated by Reference from signature page)

31	*	Rule 13a-14(a)/15d-14(a) Certifications

32	*	Section 1350 Certification

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 15, 2013.

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

Signature	Title	Date

/s/ EDWARD J. NOONAN	Chairman of the Board of Directors	February 15, 2013
Name: Edward J. Noonan	and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH E. (JEFF) CONSOLINO	Director, President and Chief Financial Officer	February 15, 2013
Name: Joseph E. (Jeff) Consolino	(Principal Financial Officer and Principal Accounting Officer)

/s/ MAHMOUD ABDALLAH	Director	February 15, 2013
Name: Mahmoud Abdallah

/s/ MICHAEL CARPENTER	Director	February 15, 2013
Name: Michael Carpenter

/s/ MATTHEW J. GRAYSON	Director	February 15, 2013
Name: Matthew J. Grayson

/s/ JEFFREY W. GREENBERG	Director	February 15, 2013
Name: Jeffrey W. Greenberg

/s/ JOHN J. HENDRICKSON	Director	February 15, 2013
Name: John J. Hendrickson

/s/ JEAN-MARIE NESSI	Director	February 15, 2013
Name: Jean-Marie Nessi

/s/ MANDAKINI PURI	Director	February 15, 2013
Name: Mandakini Puri

/s/ ALOK SINGH	Director	February 15, 2013
Name: Alok Singh

/s/ CHRISTOPHER E. WATSON	Director	February 15, 2013
Name: Christopher E. Watson

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A in the 2012 Form 10-K, management has excluded Flagstone Reinsurance Holdings, S.A. (Flagstone) from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Flagstone from our audit of internal control over financial reporting. Flagstone is a wholly-owned subsidiary whose total assets and total revenues represent 19.4% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
/s/ PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
February 15, 2013

PART I. FINANCIAL INFORMATION
ITEM I.    FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at December 31, 2012 and 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2012	December 31, 2011

Assets
Fixed maturities, at fair value (amortized cost: 2012—$5,008,514; 2011—$4,859,705)	$5,085,334	$4,894,145
Short-term investments, at fair value (amortized cost: 2012—$1,112,929; 2011—$280,299)	1,114,250	280,191
Other investments, at fair value (amortized cost: 2012—$583,068; 2011—$15,002)	564,448	16,787
Cash and cash equivalents	1,219,379	832,844
Total investments and cash	7,983,411	6,023,967
Investments in affiliates	172,329	53,031
Premiums receivable	802,159	646,354
Deferred acquisition costs	146,588	121,505
Prepaid reinsurance premiums	99,593	91,381
Securities lending collateral	225	7,736
Loss reserves recoverable	439,967	372,485
Paid losses recoverable	46,435	90,495
Intangible assets	110,569	114,731
Goodwill	20,393	20,393
Accrued investment income	21,321	25,906
Other assets	177,274	50,487
Total assets	$10,020,264	$7,618,471

Liabilities
Reserve for losses and loss expenses	$3,517,573	$2,631,143
Unearned premiums	894,362	772,382
Reinsurance balances payable	138,550	119,899
Securities lending payable	691	8,462
Deferred income taxes	20,259	16,720
Net payable for investments purchased	38,346	1,256
Accounts payable and accrued expenses	167,577	83,402
Senior notes payable	247,090	246,982
Debentures payable	540,709	289,800
Total liabilities	$5,565,157	$4,170,046

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2012—152,698,191; 2011—134,503,065; Outstanding: 2012—107,921,259; 2011—99,471,080)	$26,722	$23,538
Treasury shares (2012—44,776,932; 2011—35,031,985)	(7,836)	(6,131)
Additional paid-in-capital	2,160,478	1,893,890
Accumulated other comprehensive (loss)	(2,953)	(6,601)
Retained earnings	1,844,416	1,543,729
Total shareholders’ equity available to Validus	4,020,827	3,448,425
Noncontrolling interest	434,280	—
Total shareholders’ equity	$4,455,107	$3,448,425

Total liabilities and shareholders’ equity	$10,020,264	$7,618,471
The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2012	December 31, 2011	December 31, 2010
Revenues
Gross premiums written	$2,166,440	$2,124,691	$1,990,566
Reinsurance premiums ceded	(307,506)	(289,241)	(229,482)
Net premiums written	1,858,934	1,835,450	1,761,084
Change in unearned premiums	14,282	(33,307)	39
Net premiums earned	1,873,216	1,802,143	1,761,123
Gain on bargain purchase, net of expenses	17,701	—	—
Net investment income	107,936	112,296	134,103
Net realized gains on investments	18,233	28,532	32,498
Net unrealized gains (losses) on investments	17,585	(19,991)	45,952
(Loss) from investment affiliate	(964)	—	—
Other income	22,396	5,718	5,219
Foreign exchange gains (losses)	4,798	(22,124)	1,351
Total revenues	2,060,901	1,906,574	1,980,246
Expenses
Losses and loss expenses	999,446	1,244,401	987,586
Policy acquisition costs	334,698	314,184	292,899
General and administrative expenses	263,652	197,497	209,290
Share compensation expenses	26,709	34,296	28,911
Finance expenses	53,857	54,817	55,870
Transaction expenses	—	17,433	—
Total expenses	1,678,362	1,862,628	1,574,556
Net income before taxes and income from operating affiliates	382,539	43,946	405,690
Tax (expense)	(2,501)	(824)	(3,126)
Income from operating affiliates	12,580	—	—
Net income	$392,618	$43,122	$402,564
Net loss (income) attributable to noncontrolling interest	15,820	(21,793)	—
Net income available to Validus	$408,438	$21,329	$402,564

Other comprehensive income (loss)
Foreign currency translation adjustments	3,648	(1,146)	(604)

Other comprehensive income (loss)	$3,648	$(1,146)	$(604)

Comprehensive income available to Validus	$412,086	$20,183	$401,960

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	97,184,110	98,607,439	116,018,364
Diluted	102,384,923	100,928,284	120,630,945

Basic earnings per share available to common shareholders	$4.13	$0.14	$3.41
Diluted earnings per share available to common shareholders	$3.99	$0.14	$3.34

Cash dividends declared per share	$1.00	$1.00	$0.88
The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2012	December 31, 2011	December 31, 2010
Common shares
Balance—Beginning of period	$23,538	$23,247	$23,033
Common shares issued, net	3,184	291	214
Balance—End of period	$26,722	$23,538	$23,247
Treasury shares
Balance—Beginning of period	$(6,131)	$(6,096)	$(553)
Repurchase of common shares	(1,705)	(35)	(5,543)
Balance—End of period	$(7,836)	$(6,131)	$(6,096)
Additional paid-in capital
Balance—Beginning of period	$1,893,890	$1,860,960	$2,675,680
Common shares issued, net	498,136	4,594	7,752
Repurchase of common shares	(258,257)	(5,960)	(851,383)
Share compensation expenses	26,709	34,296	28,911
Balance—End of period	$2,160,478	$1,893,890	$1,860,960
Accumulated other comprehensive (loss)
Balance—Beginning of period	$(6,601)	$(5,455)	$(4,851)
Other comprehensive income (loss)	3,648	(1,146)	(604)
Balance—End of period	$(2,953)	$(6,601)	$(5,455)
Retained earnings
Balance—Beginning of period	$1,543,729	$1,632,175	$1,337,811
Dividends	(107,751)	(109,775)	(108,200)
Net income	392,618	43,122	402,564
Net loss (income) attributable to noncontrolling interest	15,820	(21,793)	—
Balance—End of period	$1,844,416	$1,543,729	$1,632,175

Total shareholders’ equity available to Validus	$4,020,827	$3,448,425	$3,504,831

Noncontrolling interest	$434,280	$—	$—

Total shareholders' equity	$4,455,107	$3,448,425	$3,504,831

The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows provided by (used in) operating activities
Net income	$392,618	$43,122	$402,564
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	26,709	34,296	28,911
Bargain purchase gain	(49,702)	—	—
Amortization of discount on senior notes	108	108	81
Loss from investment affiliate	964	—	—
Net realized (gains) on investments	(18,233)	(28,532)	(32,498)
Net unrealized (gains) losses on investments	(17,585)	19,991	(45,952)
Amortization of intangible assets	10,159	4,162	4,162
Income from operating affiliates	(12,580)	—	—
Foreign exchange (gains) losses included in net income	(16,123)	9,659	(1,451)
Amortization of premium on fixed maturities	24,289	31,150	32,175
Change in:
Premiums receivable	19,860	(77,634)	(19,011)
Deferred acquisition costs	(1,875)	2,392	(11,568)
Prepaid reinsurance premiums	3,116	(19,964)	1,747
Loss reserves recoverable	40,708	(89,232)	(102,268)
Paid losses recoverable	54,248	(62,566)	(13,244)
Income taxes recoverable	522	1,216	994
Accrued investment income	7,404	7,750	4,351
Other assets	(9,618)	(574)	(13,198)
Reserve for losses and loss expenses	116,902	596,325	419,350
Unearned premiums	(17,148)	43,866	4,412
Reinsurance balances payable	(12,365)	56,041	(659)
Deferred income taxes	1,040	(8,146)	277
Accounts payable and accrued expenses	19,147	(18,290)	(29,174)
Net cash provided by operating activities	562,565	545,140	630,001
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	3,393,740	4,058,495	5,349,053
Proceeds on maturities of investments	548,226	353,006	349,851
Purchases of fixed maturities	(3,726,611)	(4,551,070)	(5,612,979)
Sales (purchases) of short-term investments, net	74,954	(215,055)	208,278
(Purchases) sales of other investments	(479,856)	3,967	17,210
Decrease in securities lending collateral	7,771	14,631	67,013
Purchase of investment in operating affiliates	(91,500)	—	—
Purchase of investment in affiliate	(12,835)	—	—
Proceeds on sale of AlphaCat Re 2011	—	11,000	—
Cash (redeemed) in deconsolidation of AlphaCat Re 2011	—	(67,808)	—
Purchase of subsidiary, net of cash acquired	17,196	—	—
Net cash (used in) provided by investing activities	(268,915)	(392,834)	378,426
Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	—	—	246,793
Issuance of common shares, net	3,015	4,885	7,966
Purchases of common shares under share repurchase program	(259,962)	(5,995)	(856,926)
Dividends paid	(110,037)	(107,691)	(105,662)
Decrease in securities lending payable	(7,771)	(14,631)	(67,013)
Third party investment in noncontrolling interest	450,100	192,113	—
Net cash provided by (used in) financing activities	75,345	68,681	(774,842)
Effect of foreign currency rate changes on cash and cash equivalents	17,540	(8,883)	(430)
Net increase in cash	386,535	212,104	233,155
Cash and cash equivalents—beginning of period	832,844	620,740	387,585
Cash and cash equivalents—end of period	$1,219,379	$832,844	$620,740
Taxes paid (recovered) during the period	$3,832	$(4,632)	$2,379
Interest paid during the period	$43,249	$43,777	$36,552
The accompanying notes are an integral part of these consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Nature of the business
Validus Holdings, Ltd. (the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. The Company provides reinsurance, insurance coverage and insurance linked securities management through three distinct global operating segments, Validus Re, Talbot and AlphaCat. Validus Re, the Company's principal reinsurance operating segment, operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Talbot, the Company's principal insurance operating segment manages Syndicate 1183 at Lloyd's of London (“Lloyd's”) and writes short-tail insurance products on a worldwide basis. AlphaCat is a Bermuda based investment adviser, managing third-party capital in insurance linked securities and other investments in the property catastrophe reinsurance space.
On November 30, 2012, the Company acquired all of the outstanding common shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") in exchange for 0.1935 Company common shares and $2.00 cash per Flagstone common share (the "Flagstone Acquisition"). For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements. Refer to Note 5 “Business combination” for further information.
2. Basis of preparation and consolidation
These consolidated financial statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant estimates reflected in the Company’s consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. The term “ASC” used in these notes refers to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board (“FASB”).

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
In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a “losses occurring” basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a “risks attaching ” policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the gross premiums earned to which the risk attaching policy relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded and expensed at the time a loss event occurs. Reinsurance recoverables are based on contracts in force. The method for determining the reinsurance recoverable on unpaid loss and loss expenses involves actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties. The use of different assumptions could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

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
All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on the sale of investments are determined on the basis of amortized cost. Interest on fixed maturity securities is recorded in net investment income when earned and is adjusted for any amortization of premium or accretion of discount.
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

(f)	Other investments
Other investments consist of an investment in four Paulson & Co. Inc. managed hedge funds (the "Paulson hedge funds"), three investment funds and three private equity investments assumed from the Flagstone Acquisition, a fund of hedge funds and a deferred compensation trust held in mutual funds. All investment transactions are recorded on a first-in-first-out basis and realized gains and losses on the sale of investments are determined on the basis of amortized cost. Other investments are carried at fair value with interest and dividend income, income distributions and realized and unrealized gains and losses included in net income for the year. The fair value of other investments is generally established on the basis of the net valuation criteria established by the managers of the investments. These net valuations are determined based upon the valuation criteria established by the governing documents of such investments. In addition, due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s reporting date. In these circumstances, the Company estimates the fair value of these funds by starting with the prior month’s or prior quarter's fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, it uses all credible information available. For the Paulson hedge funds, this principally includes preliminary estimates reported by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from the Company’s estimates and these differences are recorded in the period they become known as a change in estimate.

(g)	Derivative instruments
Fair Value Hedges
The Company uses derivative instruments in the form of foreign currency forward exchange contracts to manage foreign currency risk. A foreign currency forward exchange contract involves an obligation to purchase or sell a specified amount of a specified currency at a future date at a price set at the time of the contract. Foreign currency forward exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow the Company to establish a rate of exchange for a future point in time. The foreign currency forward exchange contracts are recorded as derivatives at fair value as either assets or liabilities, depending on their rights or obligations, with changes in fair value recorded as a net foreign exchange gain or loss in the Company’s Statements of Comprehensive Income.
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
Cash Flow Hedges
The Company uses derivative instruments in the form of interest rate swaps to manage the interest rate exposure associated with certain assets and liabilities. These derivatives are recorded at fair value. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (“OCI”) and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the Consolidated Statements of Comprehensive Income in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings.
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The documentation process includes linking derivatives to specific assets or liabilities on the balance sheet.  The Company also formally assesses, both at the hedge's inception and on an ongoing basis (when required), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company assesses the effectiveness of its designated hedges on an individual contract basis. The Company currently applies the long haul method when assessing the hedge's effectiveness.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative is de-designated as a hedging instrument; or the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in earnings.

(h)	Cash and cash equivalents
The Company considers time deposits and money market funds with an original maturity of 30 days or less as equivalent to cash.

(i)	Foreign exchange
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
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of translation differences between functional and reporting currencies in foreign operations, net of applicable deferred income taxes, are included in “accumulated other comprehensive (loss).”

(j)	Stock plans
The Company accounts for its stock plans in accordance with the U.S. GAAP fair value recognition provisions for “Stock Compensation.” Accordingly, the Company recognizes the compensation expense for stock option grants, restricted share grants and performance share awards based on the fair value of the award on the date of grant over the requisite service period.

(k)	Warrants
The Company has accounted for certain warrant contracts issued to our sponsoring investors in conjunction with the capitalization of the Company, and which may be settled by the Company using either the physical settlement or net-share settlement

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

methods, in accordance with U.S. GAAP guidance for “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Accordingly, the fair value of these warrants has been recorded in equity as an addition to additional paid-in capital.

(l)	Earnings per share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares and share equivalents excluding any anti-dilutive effects of warrants, options and other awards under stock plans.

(m)	Income taxes and uncertain tax provisions
Deferred tax assets and liabilities are recorded in accordance with U.S. GAAP “Income Taxes” guidance. Consistent with this guidance, the Company records deferred income taxes which reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.
The Company is not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K., U.S., Switzerland and Canada that are subject to relevant taxes in those jurisdictions.
The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company did not recognize any resulting liabilities for unrecognized tax benefits.

(n)	Business combinations
The Company accounts for business combinations in accordance with ASC Topic 805 “Business Combinations.”
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone. The transaction was accounted for as an acquisition method business combination. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of revenues in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2012. Flagstone’s accounting policies have been conformed to those of the Company.

(o)	Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets recognized in business combinations in accordance with U.S. GAAP guidance. A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Goodwill is deemed to have an indefinite life and is not amortized, but tested at least annually for impairment. Where the total fair value of net assets acquired exceeds consideration paid (“negative goodwill”), the acquirer will record a gain as a result of the bargain purchase, to be recognized through the consolidated statements of comprehensive income at the close of the transaction.
Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Syndicate capacity is deemed to have an indefinite life. Intangible assets with definite lives are amortized on a straight line basis over the estimated useful lives. Trademark and Distribution Network are deemed to have definite lives and are therefore amortized. Refer also to Note 6 “Goodwill and other intangible assets.”
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350 “Intangibles—Goodwill and Other.” If it is determined that it is more likely than not that the fair

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

value of a reporting unit is less than its carrying amount, the two step goodwill impairment test should be performed as described below. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted and the Company chose to early adopt.
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
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). The objective of ASU 2012-02 is to simplify how entities test intangibles for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment described in ASC Topic 350 "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill." The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted and the Company has chosen to early adopt.
If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the Consolidated Statements of Comprehensive Income.

(p)	Investments in affiliates
Investments in which the Company has significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period.

(q)	Variable interest entities ("VIE")
The Company accounts for its investment in the AlphaCat ILS funds as variable interest entities (“VIE”) in accordance with FASB ASC Topic 810 "Consolidation." Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary). Refer to Note 8 "Investments in affiliates" for further details.

(r)	Noncontrolling interest
The Company accounts for its noncontrolling interest in accordance with ASC Topic 810 “Consolidation.” Accordingly, the noncontrolling shareholders' interest is presented separately in the Company's Consolidated Balance Sheets and Consolidated Statement of Shareholders' Equity. The net loss (income) attributable to noncontrolling interest is presented separately in the Company's Consolidated Statements of Comprehensive Income. Refer also to Note 9 “Noncontrolling interest.”

4. Recent accounting pronouncements

(a) Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and
Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU - 2012-04”). The objective of ASU 2012-04 is to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that will not have transition guidance will be effective upon issuance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued Accounting Standard Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.
5. Business combination
On November 30, 2012, pursuant to a merger agreement, the Company acquired all of the outstanding common shares of Flagstone in exchange for 0.1935 Company common shares and $2.00 cash per Flagstone common share (the "Flagstone Acquisition"). The Flagstone Acquisition was undertaken to enhance the Company's leadership position in the property catastrophe reinsurance industry and to create a company with greater size and economies of scale.
The aggregate purchase price paid by the Company was $646,037 for adjusted tangible net assets acquired of $689,742. Reduced investment yields and lower returns on equity have led to the majority of publicly traded reinsurance companies trading at discounts. This was the primary factor responsible for a purchase price less than the fair value of Flagstone's net assets, and the recognition of a bargain purchase gain on acquisition.
The estimates of fair values for tangible assets acquired and liabilities assumed were determined by management based on various market and income analyses and asset appraisals. Significant judgment was required to arrive at these estimates of fair value and changes to assumptions used could have led to materially different results.
In addition, at closing, the Company recorded a $2,595 intangible asset for the acquired Flagstone customer relationships. This intangible asset was related to the acquired broker distribution network and was fair valued using a variation of the income approach. Under this approach, the Company estimated the present value of expected future cash flows to an assumed hypothetical market participant resulting from the existing Flagstone customer relationships, considering attrition, and discounting at a weighted average cost of capital. In addition, the Company also recorded a $3,402 intangible asset for the acquired Flagstone brand name.
The composition of the purchase price and the fair value of net assets acquired is summarized as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Total allocable purchase price
Flagstone shares outstanding at November 30, 2012	73,852,137
Exchange ratio	0.1935
Validus common shares issued, gross of taxes withheld	14,290,389
Validus share price at acquisition	34.87
Total value of Validus shares issued		498,306
Total cash consideration paid at $2.00 per Flagstone share		147,731
Total allocable purchase price		646,037

Tangible assets acquired
Cash and cash equivalents	159,339
Investments	1,323,002
Receivables (a)	171,620
Other assets	129,245
Tangible assets acquired		1,783,206

Liabilities acquired
Net loss reserves and paid losses recoverable	639,641
Unearned premiums, net of expenses	104,592
Debentures payable	250,657
Other liabilities	98,574
Liabilities acquired		1,093,464

Net tangible assets acquired, at fair value		689,742
Bargain purchase gain before establishment of intangible assets		43,705
Intangible asset—customer relationships and brand name		5,997
Bargain purchase gain on acquisition of Flagstone		49,702

(a)	Premiums receivable of $171,620 are net of an allowance for doubtful accounts of $2,216 and are expected to be fully recoverable.
The Company also incurred transaction and termination expenses related to the Flagstone Acquisition. Transaction expenses included legal and financial advisory services. Termination expenses are primarily comprised of severance costs in connection with certain Flagstone employment contracts that have been terminated. Finally, the customer relationships and brand name intangible assets have been fully amortized at the acquisition date as it was not expected to significantly contribute to the Company’s future cash flows beyond December 31, 2012. The gain on bargain purchase, net of expenses has been presented as a separate line item in the Company’s Consolidated Statements of Comprehensive Income, and is composed of the following:

Year Ended
December 31, 2012
Bargain purchase gain on acquisition of Flagstone	49,702
Transaction expenses	(5,760)
Termination expenses	(20,244)
Amortization of intangible asset—customer relationships and brand name	(5,997)
Gain on bargain purchase, net of expenses	17,701
The following selected audited information has been provided to present a summary of the results of Flagstone since the acquisition date, that have been included within the Validus Re segment in the consolidated financial statements for the year ended December 31, 2012.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

From Acquisition Date to
December 31, 2012
Net premiums written	$11,305
Total revenue	26,778
Total expenses	(17,061)
Net income	$9,717
Supplemental Pro Forma Information
Operating results of Flagstone have been included in the consolidated financial statements from the November 30, 2012 acquisition date. The following selected unaudited pro forma financial information has been provided to present a summary of the combined results of the Company and Flagstone, assuming the transaction had been effected on January 1, 2011. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year ended	Year ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$2,536,535	$2,914,388
Reinsurance premiums ceded	(397,008)	(520,506)
Net premiums written	2,139,527	2,393,882
Change in unearned premiums	86,935	(20,261)
Net premiums earned	2,226,462	2,373,621
Net investment income	126,140	143,472
Net realized gains on investments	63,601	37,366
Net unrealized gains (losses) on investments	5,654	(47,101)
(Loss) from investment affiliate	(964)	—
Other income	29,984	11,152
Foreign exchange gains (losses)	1,363	(26,605)
Total revenues	2,452,240	2,491,905

Expenses
Losses and loss expenses	1,242,449	1,920,936
Policy acquisition costs	413,579	429,509
General and administrative expenses	323,061	282,183
Share compensation expenses	30,750	35,427
Transaction expenses	—	17,433
Finance expenses	64,306	66,485
Total expenses	2,074,145	2,751,973

Net income before taxes and income from operating affiliates	378,095	(260,068)
Tax (expense)	(3,385)	(773)
Income (loss) from operating affiliates	12,868	(922)
Net income (loss) from continuing operations	387,578	(261,763)

Net income (loss) from discontinued operations, net of taxes	19,366	(21,662)
Net income (loss)	406,944	(283,425)

Net loss (income) attributable to noncontrolling interest	14,685	(24,515)
Net income (loss) available (attributable) to Validus	421,629	(307,940)

Basic earnings per share	$3.73	$(3.20)
Diluted earnings per share	$3.62	$(3.20)

6. Goodwill and other intangible assets
Following the Flagstone Acquisition on November 30, 2012, the Company recorded intangible assets (including certain amortization thereon) and a gain on bargain purchase, net of expenses. Intangible assets of $5,997 were recognized as a result of the Flagstone Acquisition (relating to customer relationships and brand name). As of December 31, 2012, the customer relationships and brand name intangible asset have been fully amortized as it was not expected to significantly contribute to the Company’s future cash flows beyond December 31, 2012.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Following the acquisition of Talbot Holdings Ltd. on July 2, 2007, the Company recorded intangible assets in the name of Syndicate Capacity, Trademark and Distribution Network (including certain amortization thereon) and goodwill. Syndicate Capacity represents Talbot’s authorized premium income limit to write insurance business in the Lloyd’s market. Talbot has owned 100% of Syndicate 1183’s capacity since 2002 and there are no third party tenure rights. The capacity is renewed annually at no cost to Talbot, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Talbot, subject to Lloyd’s approval. Trademark and Distribution Network are estimated to have finite useful economic lives of 10 years and are amortized on a straight line basis over such periods. Syndicate Capacity and goodwill are estimated to have indefinite useful lives. Goodwill includes amounts related to the value of the workforce. The goodwill and intangibles are recorded entirely in the Company’s Talbot segment.
The following table shows an analysis of goodwill and other intangible assets included in the Talbot segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Gross balance at December 31, 2012	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(22,890)	(22,890)
Net balance at December 31, 2012	$20,393	$91,843	$18,726	$130,962
Gross balance at December 31, 2011	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(18,728)	(18,728)
Net balance at December 31, 2011	$20,393	$91,843	$22,888	$135,124
Gross balance at December 31, 2010	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(14,566)	(14,566)
Net balance at December 31, 2010	$20,393	$91,843	$27,050	$139,286
The estimated remaining amortization expense for the Trademark and Distribution Network is as follows:

2013	$4,162
2014	4,162
2015	4,162
2016	4,162
2017 and thereafter	2,078
$18,726
As described in “Significant accounting policies”, the annual impairment test was performed. Neither goodwill nor the indefinite-lived intangible assets were deemed to be impaired.

7. Investments
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
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds and private equity investments are the only financial instruments in this category as at December 31, 2012. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
Other investments consist of hedge funds, a fund of hedge funds, private equity investments and a deferred compensation trust held in mutual funds. The hedge funds were valued at $538,526 at December 31, 2012. The hedge funds consist of an investment in four Paulson & Co. managed funds and three investment funds assumed from the Flagstone Acquisition. The Paulson & Co. Inc. funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's November 30, 2012 NAV was used as a partial basis for fair value measurement in the Company's December 31, 2012 balance sheet. The fund manager provides an estimate of the NAV at December 31, 2012 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the fund is classified as a Level 3 asset. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. These managed hedge funds are subject to quarterly liquidity.

The Flagstone investment funds and private equity investments' monthly reported NAV is provided with a one-month or one-quarter delay in its valuation. As a result, the November 30, 2012 NAV or the September 30, 2012 NAV was used as a basis for fair value measurement in the Company's December 31, 2012 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investments funds and private equity investments are classified as Level 3 assets.
The fund of hedge funds is a side pocket valued at $4,056 at December 31, 2012. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund’s administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator’s November 30, 2012 NAV was used as a basis for fair value measurement in the Company’s December 31, 2012 balance sheet. The fund manager provides an estimate of the fund NAV at December 31, 2012 based on the estimated performance provided from the underlying third-party funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator’s NAV to the fund manager’s estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2012, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,099,230	$—	$1,099,230
Non-U.S. Government and Government Agency	—	302,279	—	302,279
States, municipalities, political subdivision	—	42,063	—	42,063
Agency residential mortgage-backed securities	—	388,874	—	388,874
Non-Agency residential mortgage-backed securities	—	106,456	—	106,456
U.S. corporate	—	1,210,173	—	1,210,173
Non-U.S. corporate	—	593,265	—	593,265
Bank loans	—	673,383	—	673,383
Catastrophe bonds	—	56,947	—	56,947
Asset-backed securities	—	612,664	—	612,664
Total fixed maturities	—	5,085,334	—	5,085,334
Short-term investments	1,063,175	51,075	—	1,114,250
Fund of hedge funds	—	—	4,757	4,757
Private equity investments	—	—	12,951	12,951
Hedge funds (a)	—	—	538,526	538,526
Mutual funds	—	8,214	—	8,214
Total	$1,063,175	$5,144,623	$556,234	$6,764,032
Noncontrolling interest (a)	—	—	(432,737)	(432,737)
Total investments excluding noncontrolling interest	$1,063,175	$5,144,623	$123,497	$6,331,295

(a)	The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.
At December 31, 2011, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. Government and Government Agency	$—	$1,182,393	$—	$1,182,393
Non-U.S. Government and Government Agency	—	449,358	—	449,358
States, municipalities, political subdivision	—	26,291	—	26,291
Agency residential mortgage-backed securities	—	468,054	—	468,054
Non-Agency residential mortgage-backed securities	—	32,706	—	32,706
U.S. corporate	—	1,329,758	—	1,329,758
Non-U.S. corporate	—	579,675	—	579,675
Bank loans	—	467,256	—	467,256
Catastrophe bonds	—	29,952	—	29,952
Asset-backed securities	—	328,299	—	328,299
Commercial mortgage-backed securities	—	403	—	403
Total fixed maturities	—	4,894,145	—	4,894,145
Short-term investments	257,854	22,337	—	280,191
Fund of hedge funds	—	—	5,627	5,627
Private equity investment	—	—	3,253	3,253
Mutual funds	—	7,907	—	7,907
Total	$257,854	$4,924,389	$8,880	$5,191,123

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2012, Level 3 investments excluding the noncontrolling interest totaled $123,497, representing 2.0% of total investments, excluding noncontrolling interest, measured at fair value on a recurring basis. At December 31, 2011, Level 3 investments totaled $8,880 representing 0.2% of total investments measured at fair value on a recurring basis.
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ending December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments—Beginning of period	$—	$8,880	$8,880
Purchases (a)	—	572,287	572,287
Sales	—	(1,682)	(1,682)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	100	100
Unrealized (losses)	—	(21,018)	(21,018)
Amortization	—	—	—
Transfers	—	(2,333)	(2,333)
Level 3 investments—End of period	$—	$556,234	$556,234
Noncontrolling interest (b)	—	(432,737)	(432,737)
Level 3 investments excluding noncontrolling interest	$—	$123,497	$123,497

(a)	Includes $70,657 assumed from the Flagstone Acquisition.

	Year Ended December 31, 2011
	Fixed Maturity Investments	Other Investments	Total Fair Market Value
Level 3 investments—Beginning of period	$—	$12,892	$12,892
Purchases	—	3,253	3,253
Sales	—	(7,220)	(7,220)
Issuances	—	—	—
Settlements	—	—	—
Realized gains	—	697	697
Unrealized (losses)	—	(742)	(742)
Amortization	—	—	—
Transfers	—	—	—
Level 3 investments—End of period	$—	$8,880	$8,880

(b)	The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.

There have not been any transfers between Levels 1 and 2 during the year ended December 31, 2012. During the year ended December 31, 2012, there was a transfer of an investment into Level 3 of the fair value hierarchy. This transfer was due to the conversion of a bank loan to another investment. There was also a transfer of the private equity investment out of Level 3 “Other investments” to “Investments in affiliates” during the year ended December 31, 2012. Refer to Note 8 “Investments in affiliates.”

(c)	Net investment income
Net investment income was derived from the following sources:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Fixed maturities and short-term investments	$105,937	$111,983	$132,669
Other investments	2,790	—	—
Cash and cash equivalents	7,259	7,285	8,180
Securities lending income	14	58	200
Total gross investment income	116,000	119,326	141,049
Investment expenses	(8,064)	(7,030)	(6,946)
Net investment income	$107,936	$112,296	$134,103

(c)	Fixed maturity, short-term and other investments
The following represents an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$38,905	$45,026	$76,920
Gross realized (losses)	(20,672)	(16,494)	(44,422)
Net realized gains on investments	18,233	28,532	32,498
Net unrealized gains (losses) on securities lending	260	39	(1,009)
Change in net unrealized gains (losses) on investments	17,325	(20,030)	46,961
Total net realized gains and change in net unrealized gains (losses) on investments	$35,818	$8,541	$78,450
Noncontrolling interest (a)	(17,263)	—	—
Total net realized gains and change in net unrealized gains (losses) on investments excluding noncontrolling interest	$18,555	$8,541	$78,450

(a)	The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.
The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2012 were as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Government Agency	$1,091,357	$7,957	$(84)	$1,099,230
Non-U.S. Government and Government Agency	295,602	6,904	(227)	302,279
States, municipalities, political subdivision	41,286	800	(23)	42,063
Agency residential mortgage-backed securities	375,368	13,708	(202)	388,874
Non-Agency residential mortgage-backed securities	106,536	1,266	(1,346)	106,456
U.S. corporate	1,189,173	21,681	(681)	1,210,173
Non-U.S. corporate	582,115	11,373	(223)	593,265
Bank loans	663,217	10,593	(427)	673,383
Catastrophe bonds	56,757	481	(291)	56,947
Asset-backed securities	607,103	5,767	(206)	612,664
Commercial mortgage-backed securities	—	—	—	—
Total fixed maturities	5,008,514	80,530	(3,710)	5,085,334
Total short-term investments	1,112,929	1,349	(28)	1,114,250
Other investments
Fund of hedge funds	4,677	299	(219)	4,757
Hedge funds (a)	559,335	21,814	(42,623)	538,526
Private equity investments	12,857	94	—	12,951
Mutual funds	6,199	2,015	—	8,214
Total other investments	583,068	24,222	(42,842)	564,448
Total	$6,704,511	$106,101	$(46,580)	$6,764,032
Noncontrolling interest (a)	$(450,000)	$(19,427)	$36,690	$(432,737)
Total investments excluding noncontrolling interest	$6,254,511	$86,674	$(9,890)	$6,331,295

(a)	The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.
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
Other investments
Fund of hedge funds	5,244	383	—	5,627
Private equity investment	3,253	—	—	3,253
Mutual funds	6,505	1,402	—	7,907
Total other investments	15,002	1,785	—	16,787

Total	$5,155,006	$75,230	$(39,113)	$5,191,123
The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at December 31, 2012 and 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$1,062,794	20.9%	$882,912	18.0%
AA	1,862,322	36.6%	2,077,981	42.5%
A	1,049,969	20.6%	1,078,793	22.0%
BBB	374,447	7.4%	345,091	7.1%
Investment grade	4,349,532	85.5%	4,384,777	89.6%

BB	373,907	7.4%	254,409	5.2%
B	330,416	6.5%	231,420	4.7%
CCC	4,483	0.1%	12,578	0.3%
CC	3,259	0.1%	4,605	0.1%
D/NR	23,737	0.4%	6,356	0.1%
Non-Investment grade	735,802	14.5%	509,368	10.4%

Total Fixed Maturities	$5,085,334	100.0%	$4,894,145	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2012 and 2011 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$526,529	$530,499	$520,631	$523,107
Due after one year through five years	2,971,118	3,018,544	3,160,647	3,186,711
Due after five years through ten years	418,377	424,304	350,459	346,654
Due after ten years	3,483	3,993	8,184	8,211
	3,919,507	3,977,340	4,039,921	4,064,683
Asset-backed and mortgage-backed securities	1,089,007	1,107,994	819,784	829,462
Total	$5,008,514	$5,085,334	$4,859,705	$4,894,145
The Company has a four-year, $525,000 secured letter of credit facility provided by a syndicate of commercial banks (the “Four Year Facility”). At December 31, 2012, approximately $376,570 (December 31, 2011: $nil) of letters of credit were issued and outstanding under this facility for which $517,210 of investments were pledged as collateral (December 31, 2011: $nil). In 2007, the Company entered into a $100,000 standby letter of credit facility which provides Funds at Lloyd’s (the “Talbot FAL Facility”). On November 19, 2009, the Company entered into a Second Amendment to the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000. At December 31, 2012, $25,000 (December 31, 2011: $25,000) of letters of credit were issued and outstanding under the Talbot FAL Facility for which $41,372 of investments were pledged as collateral (December 31, 2011: $44,623). In addition, $2,139,068 of investments were held in trust at December 31, 2012 (December 31, 2011: $2,129,570). Of those, $1,901,468 were held in trust for the benefit of Talbot’s cedants and policyholders, and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators (December 31, 2011: $1,686,586). In 2009, the Company entered into a $500,000 secured letter of credit facility provided by Citibank Europe plc (the “Secured Bi-Lateral Letter of Credit Facility”). At December 31, 2012 approximately $92,402 (December 31, 2011: $nil) letters of credit were issued and outstanding under this facility for which $125,991 of investments were pledged as collateral (December 31, 2011: $nil).
The Company assumed two letters of credit facilities as part of the acquisition of IPC Holdings, Ltd. (the “IPC Acquisition”). A Credit Facility between IPC, IPCRe Limited, the Lenders party thereto and Wachovia Bank, National Association (the “IPC Syndicated Facility”) and a Letters of Credit Master Agreement between Citibank N.A. and IPCRe Limited (the “IPC Bi-Lateral Facility”). At March 31, 2010, the IPC Syndicated Facility was closed. At December 31, 2012, the IPC Bi-Lateral Facility had $40,613 (December 31, 2011: $57,146) letters of credit issued and outstanding for which $98,593 (December 31, 2011: $105,428) of investments were held in an associated collateral account.
As part of the acquisition of Flagstone, the Company assumed a Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At December 31, 2012, the Flagstone Bi-Lateral Facility had $381,019 (December 31, 2011: $nil) letters of credit issued and outstanding for which $416,414 (December 31, 2011: $nil) of investments were held in an associated collateral account.

(d)	Securities lending
The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to third parties for short periods of time through a lending agent. The Company retains all economic interest in the securities it lends and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% of the market value of the loaned securities and is held by a third party. As at December 31, 2012, the Company had $678 (December 31, 2011: $8,286) in securities on loan. During the year ended December 31, 2012, the Company recorded a $260 unrealized gain on this collateral on its Statements of Comprehensive Income (December 31, 2011: unrealized gain $39; December 31, 2010: unrealized loss $(1,009)).
Securities lending collateral reinvested includes corporate floating rate securities and overnight repos with an average reset period of 2.0 days (December 31, 2011: 3.9 days). As at December 31, 2012, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$225	—	—	$225
Total	$225	$—	$—	$225
As at December 31, 2011, the securities lending collateral reinvested by the Company in connection with its securities lending program was allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Corporate	$—	$255	$—	$255
Cash and cash equivalents	7,481	—	—	7,481
Total	$7,481	$255	$—	$7,736
The following table sets forth certain information regarding the investment ratings of the Company’s securities lending collateral reinvested as at December 31, 2012 and 2011. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2012		December 31, 2011
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
NR	$—	0.0%	$255	3.3%
NR – Short-term investments(a)	225	100.0%	7,481	96.7%
Total	$225	100.0%	$7,736	100.0%

(a)	This amount relates to certain short-term investments with short original maturities which are generally not rated.
The amortized cost and estimated fair value amounts for securities lending collateral reinvested by the Company at December 31, 2012 and 2011 are shown by contractual maturity below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$691	$225	$7,462	$7,481
Due after one year through five years	—	—	1,000	255
Total	$691	$225	$8,462	$7,736

8. Investments in affiliates

(a)	Operating affiliates
AlphaCat Re 2011, Ltd.
On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. (“AlphaCat Re 2011”), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Re had a majority voting equity interest in AlphaCat Re 2011 and as a result the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.
On December 23, 2011, AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re’s common shares to one of the third party investors.
As a result of these transactions, Validus Re Consolidated maintained an equity interest in AlphaCat Re 2011, however its share of AlphaCat Re 2011’s outstanding voting rights decreased to 43.7%. As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 has been treated as an equity method investment effective December 31, 2011. The portion of AlphaCat Re 2011’s earnings attributable to third party investors for the year ended December 31, 2011 were recorded in the Consolidated Statements of Comprehensive Income as net income attributable to noncontrolling interest.
AlphaCat Re 2012, Ltd.
On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012, Ltd. ("AlphaCat Re 2012"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. The Company holds an equity interest of 37.9% and a voting interest of 49.0% in AlphaCat Re 2012, therefore the investment has been treated as an equity method investment as at December 31, 2012.
AlphaCat 2013, Ltd.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, Ltd. ("AlphaCat 2013"), a new special purpose vehicle formed for the purpose of investing in collateralized reinsurance. The Company holds an equity interest of 18.9% and a voting interest of 40.9% in AlphaCat 2013, therefore the investment has been treated as an equity method investment as at December 31, 2012.
The following table presents a reconciliation of the beginning and ending investment in operating affiliate balances for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Investment in operating affiliate (AlphaCat Re 2011)	Investment in operating affiliate (AlphaCat Re 2012)	Investment in operating affiliate (AlphaCat 2013)	Total
As at December 31, 2011	$53,031	$—	$—	$53,031
Purchase of shares	—	26,500	45,000	71,500
Income from operating affiliates	9,761	2,819	—	12,580
As at December 31, 2012	$62,792	$29,319	$45,000	$137,111
The following table presents the Company’s investments in AlphaCat Re 2011, AlphaCat Re 2012 and AlphaCat 2013, as at December 31, 2012:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$62,792
AlphaCat Re 2012	$26,500	49.0%	37.9%	$29,319
AlphaCat 2013	$45,000	40.9%	18.9%	$45,000
Total	$112,889			$137,111
The following table presents certain summarized financial information of the investees as a whole at December 31, 2012 and for the year ended:

	Combined investees summarized financial data
	Total assets	Total liabilities	Total revenue	Net income
AlphaCat Re 2011	$366,697	$47,345	$104,031	$43,852
AlphaCat Re 2012	$98,596	$21,586	$19,496	$7,445
AlphaCat 2013	$228,144	$—	$—	$—

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Investment in Insurance Linked Securities ("ILS")
The Company received $219,400 of third party subscriptions in the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The other fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at December 31, 2012. The Company's investment in this fund amounted to $20,000 as at December 31, 2012. The Company's maximum exposure to loss with respect to this investment is limited to the investment carrying amount reported in the Company's Consolidated Balance Sheet.

(c)	Investment affiliate
Aquiline Financial Services Fund II L.P.
On December 20, 2011, Validus Re Consolidated entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “General Partner”) pursuant to which Validus Re Consolidated has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Partnership”) representing a total capital commitment of $50,000 (the “Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the “Limited Partnership Agreement”). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015.
The private equity limited partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the limited partnership’s September 30, 2012 capital account statement was used as a basis for calculation of the Company’s share of partnership income for the year.
The following table presents a reconciliation of the beginning and ending investment in the Company’s investment affiliate balance for the year ended December 31, 2012:

Year Ended December 31, 2012
Investment in limited partnership (Aquiline Financial Services Fund II L.P.)(a)
As at December 31, 2011	$3,253
Capital contributions	14,365
Net unrealized loss on investments (a)	(1,436)
Loss from investment affiliate	(964)
As at December 31, 2012	$15,218

(a)
As at December 31, 2011, this investment was included in “Other investments” as a Level 3 investment in the fair value hierarchy, hence the change in fair value was included in net unrealized (losses) gains on investments.

The following table presents the Company’s investment in investment affiliate as at December 31, 2012:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$17,618	—%	6.7%	$15,218

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

9. Noncontrolling interest
On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, Ltd. (“PaCRe”), a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. Validus Re has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe’s earnings attributable to third party investors for the year ended December 31, 2012 is recorded in the Consolidated Statements of Comprehensive Income as net loss (income) attributable to noncontrolling interest.
The following table presents a reconciliation of the beginning and ending balances of noncontrolling interest for the year ended December 31, 2012:

Noncontrolling interest -
PacRe
Balance—December 31, 2011	$—
Purchase of shares by noncontrolling interest	450,100
Net (loss) attributable to noncontrolling interest	(15,820)
Balance—December 31, 2012	$434,280

10. Derivative instruments used in hedging activities
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at December 31, 2012, the Company held a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP) as well as foreign currency forward contracts to mitigate the risk of fluctuations in the Euro to U.S. dollar exchange rates. As at December 31, 2012, the Company held two interest rate swap contracts to mitigate the risk of interest rate exposure on the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As part of the Flagstone Acquisition, the Company assumed currency swaps and foreign currency forward contracts which are not designated as hedging instruments.
The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2012:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Net notional exposure	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign currency forward contracts	$35,976	Other assets	$—	Accounts payable and accrued expenses	$223
Interest rate swap contracts	$289,800	Other assets	$—	Accounts payable and accrued expenses	$220

		Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments:	Net notional exposure	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Currency swaps	$17,153	Other assets	$—	Accounts payable and accrued expenses	$772
Foreign currency forward contracts	$310,541	Other assets	$—	Accounts payable and accrued expenses	$394

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the location and amount of the derivative fair value on the consolidated balance sheet at December 31, 2011:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Net notional exposure	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign currency forward contracts	$75,323	Other assets	$476	Accounts payable and accrued expenses	$—

(a)	Classification within the fair value hierarchy
As described in Note 7 “Investments,” under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

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
The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the year ended December 31, 2012:

		Year Ended December 31, 2012
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign currency forward contracts (a)	Foreign exchange (loss) gain	$1,017	$(912)	$(105)

		Year Ended December 31, 2011
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign currency forward contracts	Foreign exchange (loss) gain	$(3,994)	$3,994	$—

(a)	There were no designated hedge derivatives as part of the Flagstone Acquisition as at December 31, 2012, however some were held during the one-month period from November 30, 2012 to December 31, 2012.

(c) Derivative instruments designated as a cash flow hedge
The Company designates its interest rate derivative instruments as cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis (as required) and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items. The Company currently applies the long haul method when assessing the hedge's effectiveness.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on other comprehensive income and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the year ended December 31, 2012:

		Year Ended December 31, 2012
Derivatives designated as cash flow hedges and related hedged item:	Location of the effective portion recognized in other comprehensive (loss) recognized in income	Location of the effective portion subsequently reclassified to earnings and the ineffective portion excluded from effectiveness testing	Amount of effective portion recognized in other comprehensive income	Amount of effective portion subsequently reclassified to earnings	Amount of ineffective portion excluded from effectiveness testing
Interest rate swap contracts	Other comprehensive income	Finance expenses	$1,588	$(1,588)	$—

There was no interest rate swap contract activity for the year ended December 31, 2011.

11. Premiums receivable
Premiums receivable are composed of premiums in the course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. The following is a breakdown of the components of premiums receivable at December 31, 2012 and 2011:

	Premiums in course of collection	Premiums accrued but unbilled	Total
Balance as at December 31, 2011	$175,111	$471,243	$646,354
Change during 2012	39,780	116,025	155,805
Balance as at December 31, 2012	$214,891	$587,268	$802,159

Balance as at December 31, 2010	$118,342	$450,419	$568,761
Change during 2011	56,769	20,824	77,593
Balance as at December 31, 2011	$175,111	$471,243	$646,354

12. Reserve for losses and loss expenses
Reserves for losses and loss expenses are based in part upon the estimation of case losses reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company’s liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years ended December 31, 2012, 2011 and 2010:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Reserve for losses and loss expenses, beginning of year	$2,631,143	$2,035,973	$1,622,134
Losses and loss expenses recoverable	(372,485)	(283,134)	(181,765)
Net reserves for losses and loss expenses, beginning of year	2,258,658	1,752,839	1,440,369
Net loss reserves acquired in Flagstone acquisition	639,641	—	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	1,174,415	1,400,520	1,144,196
Prior years	(174,969)	(156,119)	(156,610)
Total incurred losses and loss expenses	999,446	1,244,401	987,586
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(182,146)	(266,247)	(288,594)
Prior years	(653,874)	(476,779)	(384,828)
Total net paid losses	(836,020)	(743,026)	(673,422)
Foreign exchange	15,881	4,444	(1,694)
Net reserve for losses and loss expenses, end of year	3,077,606	2,258,658	1,752,839
Losses and loss expenses recoverable	439,967	372,485	283,134
Reserve for losses and loss expenses, end of year	$3,517,573	$2,631,143	$2,035,973
Incurred losses and loss expenses comprise:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Gross losses and loss expenses	$1,192,494	$1,555,275	$1,411,192
Reinsurance recoverable	(193,048)	(310,874)	(423,606)
Net incurred losses and loss expenses	$999,446	$1,244,401	$987,586
The December 31, 2012 and 2011 gross reserves balance comprises reserves for reported claims of $1,719,098 and $1,414,442, respectively, and reserves for claims incurred but not reported of $1,798,475 and $1,216,701, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2012
	Property	Marine	Specialty	Total
Validus Re	$(45,733)	$(11,298)	$(15,530)	$(72,561)
Talbot	(26,263)	(40,060)	(36,085)	(102,408)
Net favorable development	$(71,996)	$(51,358)	$(51,615)	$(174,969)
(a) AlphaCat does not have any development on prior accident years.
The amount recorded represents management’s best estimate of expected losses and loss expenses on premiums earned. Favorable loss development on prior years totaled $174,969. For Validus Re, the property lines experienced favorable development of $45,733 primarily due to a reduction in the loss estimates on large loss events and favorable development on attritional losses and various smaller loss events. The marine lines experienced favorable development of $11,298 primarily due to favorable development on large loss events and attritional losses and various smaller loss events. The specialty lines experienced favorable development of $15,530 primarily due to favorable development on attritional losses partially offset by adverse development on large loss events. For Talbot, the property lines experienced $26,263 of favorable development primarily due to lower than expected claims development on large losses and catastrophe events as well as favorable development on attritional losses. The marine lines

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

experienced $40,060 of favorable development primarily due to favorable development on attritional losses. The specialty lines experienced $36,085 of favorable development primarily due to lower than expected development on large losses and catastrophe events as well as favorable development on attritional losses.

	Year Ended December 31, 2011
	Property	Marine	Specialty	Total
Validus Re	$(49,020)	$(10,234)	$(9,356)	$(68,610)
Talbot	(22,169)	(31,382)	(33,958)	(87,509)
Net favorable development	$(71,189)	$(41,616)	$(43,314)	$(156,119)
(a) AlphaCat does not have any development on prior accident years.
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

	Year Ended December 31, 2010
	Property	Marine	Specialty	Total
Validus Re	$(49,831)	$(17,616)	$(3,170)	$(70,617)
Talbot	(22,450)	(52,415)	(11,128)	(85,993)
Net favorable development (a)	$(72,281)	$(70,031)	$(14,298)	$(156,610)
(a) AlphaCat has not incurred any losses in 2010 and therefore does not have any development on prior accident years.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

13. Accounts payable and accrued expenses
The following are the components of accounts payable and accrued expenses:

	Years Ended
	December 31, 2012	December 31, 2011
Accrued interest on debt	$10,662	$10,454
Amounts due to brokers	3,628	18,996
Trade and compensation payables	153,287	53,952
Total	$167,577	$83,402

14. Reinsurance
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

(a)	Effects of reinsurance on premiums written and earned
The effects of reinsurance on premiums written and earned for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31, 2012
	Validus Re		AlphaCat		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$1,551	$364	$—	$—	$548,940	$535,508	$—	$550,491	$535,872
Assumed	1,130,408	1,174,681	21,603	17,666	529,696	529,544	(65,758)	1,615,949	1,721,891
Ceded	(144,578)	(151,774)	—	—	(228,686)	(232,773)	65,758	(307,506)	(384,547)
Total	$987,381	$1,023,271	$21,603	$17,666	$849,950	$832,279	$—	$1,858,934	$1,873,216

	Year Ended December 31, 2011
	Validus Re		AlphaCat		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$—	$—	$510,200	$480,432	$—	$510,200	$480,432
Assumed	1,114,493	1,092,951	75,727	65,966	503,922	507,383	(79,651)	1,614,491	1,666,300
Ceded	(150,718)	(127,026)	—	—	(218,174)	(217,563)	79,651	(289,241)	(344,589)
Total	$963,775	$965,925	$75,727	$65,966	$795,948	$770,252	$—	$1,835,450	$1,802,143

	Year Ended December 31, 2010
	Validus Re		AlphaCat		Talbot		Total
	Written	Earned	Written	Earned	Written	Earned	Elimination	Written	Earned
Direct	$—	$—	$—	$—	$460,337	$450,348	$—	$460,337	$450,348
Assumed	1,089,443	1,116,167	11,796	11,082	520,736	503,021	(91,746)	1,530,229	1,630,270
Ceded	(63,147)	(76,049)	—	—	(258,081)	(243,446)	91,746	(229,482)	(319,495)
Total	$1,026,296	$1,040,118	$11,796	$11,082	$722,992	$709,923	$—	$1,761,084	$1,761,123

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor’s or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2012, 97.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $185,255 of IBNR recoverable (December 31, 2011: $125,298). Reinsurance recoverables by reinsurer are as follows:

	December 31, 2012		December 31, 2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$360,234	74.1%	$323,315	69.8%
Other reinsurers’ balances > $1 million	115,262	23.7%	132,417	28.6%
Other reinsurers’ balances < $1 million	10,906	2.2%	7,248	1.6%
Total	$486,402	100.0%	$462,980	100.0%

	December 31, 2012
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$71,469	19.9%
National Indemnity	AA+	59,941	16.6%
Everest Re	A+	51,340	14.3%
Fully Collateralized	NR	47,445	13.2%
Hannover Re	AA-	40,552	11.3%
Munich Re	AA-	20,954	5.8%
Transatlantic Re	A+	20,320	5.6%
Swiss Re	AA-	16,992	4.7%
Allianz	AA-	16,367	4.5%
XL Re	A	14,854	4.1%
Total		$360,234	100.0%

	December 31, 2011
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$77,419	24.0%
Allianz	AA-	59,764	18.5%
Hannover Re	AA-	39,762	12.3%
Everest Re	A+	38,618	11.9%
Transatlantic Re	A+	21,344	6.6%
Tokio Millenium Re Ltd.	AA-	20,432	6.3%
Fully Collateralized	NR	18,140	5.6%
Odyssey Reinsurance Company	A-	16,737	5.2%
Platinum Underwriters	A	15,833	4.9%
Munich Re	AA-	15,266	4.7%
Total		$323,315	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2012 and December 31, 2011, the provision for uncollectible reinsurance relating to losses recoverable was $6,602 and $6,821, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $486,402 reinsurance recoverable at December 31, 2012 (December 31, 2011: $462,980), $47,445 was fully collateralized (December 31, 2011: $18,140).
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

15. Share capital

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
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures Junior Subordinated Deferrable Interest Notes and Senior Notes. In November 2009, the Board of Directors of the Company authorized an initial $400,000 share repurchase program. On February 17, 2010, the Board of Directors of the Company authorized the Company to return up to $750,000 to shareholders. This amount was in addition to, and in excess of, the $135,494 of common shares purchased by the Company through February 17, 2010 under its previously authorized $400,000 share repurchase program. On May 6, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company repurchased $300,000 in common shares. On November 4, 2010, the Board of Directors authorized a self tender offer pursuant to which the Company repurchased $238,362 in common shares. In addition, the Board of Directors authorized separate repurchase agreements with funds affiliated with or managed by each of Aquiline Capital Partners LLC, New Mountain Capital LLC, and Vestar Capital Partners pursuant to which the Company repurchased $61,638 in common shares. On December 20, 2010, the Board of Directors authorized the Company to return up to an additional $400,000 to shareholders. This amount is in addition to the $929,173 of common shares purchased by the Company through December 23, 2010 under its previously authorized share repurchase program.
On June 5, 2012, the Company announced the final results of its “modified Dutch auction” tender offer. Pursuant to this tender offer the Company purchased 6,383,884 of its common shares at a price of $32.00 per common share for a total cost of $204,284, excluding fees and expenses relating to the tender offer. The Company funded the purchase of the shares in the tender offer using cash on hand.
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone from a group of institutional and other investors. Pursuant to the Merger Agreement, the Company acquired all of Flagstone's outstanding common shares in exchange for the Company's common shares and cash. The Company issued 14,202,664 common shares, net of 87,725 shares withheld for income taxes, valued at $34.87 per share as partial consideration for the acquisition. In addition, 1,638,875 common shares recorded in treasury are owned by Validus UPS, Ltd., a wholly-owned subsidiary of Validus Holdings, Ltd. As part of the Flagstone Acquisition, warrants to acquire Flagstone shares were converted into 121,942 warrants to acquire the Company's common shares. In accordance with the merger agreement, these warrants have a $62.02 strike price and expire on December 31, 2013.
The Company has repurchased approximately 43,138,057 common shares for an aggregate purchase price of $1,206,845 from the inception of its share repurchase program to December 31, 2012. The Company had $122,328 remaining under its authorized share repurchase program as of December 31, 2012.

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
The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	1,572,634
Restricted share units vested, net of shares withheld	15,173
Options exercised	439,065
Warrants exercised	326,715
Direct issuance of common stock	15,841,539
Common shares issued, December 31, 2012	152,698,191
Treasury shares, December 31, 2012	(44,776,932)
Common shares outstanding, December 31, 2012	107,921,259

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	569,104
Restricted share units vested, net of shares withheld	9,497
Employee seller shares vested	197,174
Options exercised	459,932
Warrants exercised	428,884
Direct issuance of common stock	363
Common shares issued, December 31, 2011	134,503,065
Treasury shares, December 31, 2011	(35,031,985)
Common shares outstanding, December 31, 2011	99,471,080

Common Shares
Common shares issued, December 31, 2009	131,616,349
Restricted share awards vested, net of shares withheld	405,055
Restricted share units vested, net of shares withheld	57,192
Employee seller shares vested	203,544
Options exercised	550,014
Warrants exercised	5,957
Common shares issued, December 31, 2010	132,838,111
Treasury shares, December 31, 2010	(34,836,885)
Common shares outstanding, December 31, 2010	98,001,226

(b)	Warrants
The Company had outstanding as at December 31, 2012 warrants to purchase, in the aggregate, up to 6,410,472 (December 31, 2011: 6,916,678) common shares. As at December 31, 2011, 1,726,011 of the warrants are to purchase non-voting common shares. There were no non-voting warrants outstanding as of December 31, 2012.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The warrants may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with U.S. GAAP guidance for “Derivatives and Hedging, Contracts in Entity’s own Equity.” The warrants were measured at fair value and recorded in additional paid-in capital.
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
During the year ended December 31, 2012, 628,147 warrants were exercised which resulted in the issuance of 326,715 common shares. During the year ended December 31, 2011, 1,018,184 warrants were exercised which resulted in the issuance of 428,884 common shares.

(c)	Deferred share units
Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  The total outstanding deferred share units at December 31, 2012 were 5,001 (December 31, 2011: 4,850).

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
On November 1, 2012, the Company announced a quarterly cash dividend of $0.25 (2011: $0.25) per common share and $0.25 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on December 28, 2012 to holders of record on December 14, 2012.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Retirement plans
The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2012, 2011 and 2010 were $9,233, $7,591 and $7,564, respectively.
Defined Benefit Plan
The Company assumed the defined benefit plan as the result of the Flagstone Acquisition. Under Swiss pension law, the Company is required to maintain a pension plan for its employees in Switzerland, which is classified and accounted for as a defined benefit plan. As at December 31, 2012, the net unfunded status at the end of the year was $1,033 and was included in other liabilities in the Consolidated Balance Sheets. The fair value of plan assets as at December 31, 2012 was $5,252.

17. Stock plans
Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 3,128,443 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
Share compensation expenses in respect of options of $142 were recorded for the year ended December 31, 2012 (2011:$1,770, 2010: $3,845). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to options for the year ended December 31, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options granted	—	—	—
Options exercised	(439,065)	7.44	17.73
Options forfeited	—	—	—
Options outstanding, December 31, 2012	1,823,947	$6.52	$20.69
Options exercisable at December 31, 2012	1,823,947	$6.52	$20.69

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
At December 31, 2012, there were $nil (December 31, 2011: $141; December 31, 2010: $851) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.0 years (December 31, 2011: 0.2 years; December 31, 2010: 1.2 years).

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $25,145 were recorded for the year ended December 31, 2012 (2011: $27,428; 2010: $20,038). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the year ended December 31, 2012 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	921,506	31.47
Restricted share awards vested	(1,719,855)	24.40
Restricted share awards forfeited	(34,651)	27.85
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24

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
At December 31, 2012, there were $43,952 (December 31, 2011: $40,809; December 31, 2010: $44,290) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2011: 2.4 years; December 31, 2010: 2.5 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $499 were recorded for the year ended December 31, 2012 (2011: $456; 2010: $393). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the year ended December 31, 2012 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2011	53,312	$27.60
Restricted share units granted	16,633	31.77
Restricted share units vested	(22,818)	26.49
Restricted share units issued in lieu of cash dividends	1,504	28.66
Restricted share units forfeited	(1,393)	28.57
Restricted share units outstanding, December 31, 2012	47,238	$29.61

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
At December 31, 2012, there were $978 (December 31, 2011: $985; December 31, 2010: $809) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.6 years (December 31, 2011: 2.7 years; December 31, 2010: 2.7 years).

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
Share compensation expenses of $923 for the year ended December 31, 2012 (2011: $2,349; 2010: $232). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested performance share awards for the year ended December 31, 2012 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards granted	41,128	31.38
Performance share awards vested	—	—
Performance share awards cancelled	(99,302)	28.70
Performance share awards outstanding, December 31, 2012	220,845	$31.81

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
At December 31, 2012, there were $3,328 (December 31, 2011: $5,677; December 31, 2010: $3,375) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 1.7 years (December 31, 2011: 2.1 years; December 31, 2010: 2.4 years).

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
As of July 2, 2011, the employee seller shares were fully expensed. Share compensation expenses of $nil were recorded for the year ended December 31, 2012 (2011: $2,293; 2010: $4,403). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
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
At December 31, 2012 and 2011, there were total unrecognized share compensation expenses of $nil in respect of employee seller shares. At December 31, 2010, there were $2,141 of total unrecognized share compensation expenses that were expected to be recognized in respect of employee seller shares over a weighted average period of 0.5 years.

(c)	Total share compensation expenses
The breakdown of share compensation expenses by award type for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Options	$142	$1,770	$3,845
Restricted share awards	25,145	27,428	20,038
Restricted share units	499	456	393
Performance share awards	923	2,349	232
Employee seller shares	—	2,293	4,403
Total	$26,709	$34,296	$28,911

18. Debt and financing arrangements

(a)	Financing structure and finance expenses
The financing structure at December 31, 2012 was:

	Commitment	Outstanding(a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,090
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	376,570	—
$500,000 secured bi-lateral letter of credit facility	500,000	92,402	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	219	—
IPC Bi-Lateral Facility	80,000	40,613	—
$550,000 Flagstone Bi-Lateral Facility	550,000	381,019	—
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	137,159	137,159	137,159
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	113,750	113,750	113,750
Total	$2,940,909	$1,706,532	$787,799

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

Finance expenses consist of interest on our junior subordinated deferrable debentures, junior subordinated deferrable interest notes and senior notes, the amortization of debt offering costs, fees relating to our credit facilities, preferred share dividends and the costs of FAL as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
2006 Junior Subordinated Deferrable Debentures	$6,964	$9,768	$14,354
2007 Junior Subordinated Deferrable Debentures	8,922	12,115	12,114
2010 Senior Notes due 2040	22,388	22,388	20,770
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	459	—	—
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	327	—	—
Credit facilities	11,999	6,492	5,246
Bank charges	269	218	246
AlphaCat Re 2011 fees (a)	—	3,609	—
AlphaCat ILS fund fees (b)	2,432	—	—
Talbot FAL Facility	97	227	333
Talbot third party FAL facility	—	—	2,807
Total	$53,857	$54,817	$55,870

(a)	Included preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

(b)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to the AlphaCat ILS funds and fund-raising for AlphaCat 2013.

(b)	$250,000 2010 Senior Notes due 2040
On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “2010 Senior Notes”) in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the prospectus supplement of the 2010 Senior Notes. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 2010 Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

July 26, 2010. The net proceeds of $243,967 from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and payment of dividends to shareholders. Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 2010 Senior Notes. There were no redemptions made during the years ended December 31, 2012 and 2011.
The 2010 Senior Notes are unsecured and unsubordinated obligations of the Company and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness. The 2010 Senior Notes will be effectively junior to all of the Company’s future secured debt, to the extent of the value of the collateral securing such debt, and will rank senior to all our existing and future subordinated debt. The 2010 Senior Notes are structurally subordinated to all obligations of the Company’s subsidiaries.
Future expected payments of principal on the 2010 Senior Notes are as follows:

2013	$—
2014	—
2015	—
2016	—
2017 and thereafter	250,000
Total minimum future payments	$250,000

(c)	Junior subordinated deferrable interest debentures and Junior subordinated deferrable interest notes
On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “2006 Junior Subordinated Deferrable Debentures”). The 2006 Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest was payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 2006 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the years ended December 31, 2012 and 2011.
On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “2007 Junior Subordinated Deferrable Debentures”). The 2007 Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest was payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 2007 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the years ended December 31, 2012 and 2011.
As part of the acquisition of Flagstone, the Company assumed $137,159 of junior subordinated deferrable interest notes due 2036 (the “Flagstone 2006 Junior Subordinated Deferrable Interest Notes”). The Flagstone 2006 Junior Subordinated Deferrable Interest Notes mature on September 15, 2036, are redeemable at the Company's option at par beginning as of September 15, 2011, and require quarterly interest payments by the Company to the holders of the Flagstone 2006 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 354 basis points, reset quarterly. There were no redemptions made during the years ended December 31, 2012 and 2011.

As part of the acquisition of Flagstone, the Company assumed $113,750 of junior subordinated deferrable interest notes due 2037 (the “Flagstone 2007 Junior Subordinated Deferrable Interest Notes”). Of these, $88,750 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on July 30, 2037, are redeemable at the Company's option at par as of July 30, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 300 basis points, reset quarterly. And $25,000 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on September 15, 2037, are redeemable at the Company's option at par as of September 15, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 310 basis points, reset quarterly. There were no redemptions made during the years ended December 31, 2012 and 2011.
Future expected payments of principal on the 2006 and 2007 Junior Subordinated Deferrable Debentures and Flagstone 2006 and 2007 Junior Subordinated Deferrable Interest Notes are as follows:

2013	$—
2014	—
2015	—
2016	—
2017 and thereafter	540,709
Total minimum future payments	$540,709

(d)	Credit facilities

(i)	$400,000 syndicated unsecured letter of credit facility and $525,000 syndicated secured letter of credit facility
On March 9, 2012, the Company, Validus Re Americas, Ltd. (“Validus Re Americas”), PaCRe and Validus Re entered into a $400,000 four year unsecured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit availability for the Company and certain designated subsidiaries of the Company and revolving credit availability for the Company (the “Four Year Unsecured Facility”) (the full $400,000 of which is available for letters of credit and/or revolving loans). The Four Year Unsecured Facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Lloyds Securities Inc. and SunTrust Robinson Humphrey, Inc. Letters of credit under the Four Year Unsecured Facility are available to support obligations in connection with the insurance business of the Company and its subsidiaries. Loans under the Four Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Four Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Unsecured Facility do not exceed $500,000. Letter of credit fees are payable on account of each letter of credit issued under the Four Year Unsecured Facility at a rate per annum equal to an applicable rate. Borrowings under the Four Year Unsecured Facility bear interest, at the option of the Company, at the base rate (the higher of the prime rate announced by JPMorgan Chase Bank, N.A., the federal funds effective rate plus 0.5%, and the adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate applicable to such loans, plus an applicable rate.
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
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

December 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.
As of December 31, 2012, there was $376,570 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2011: $nil) and $nil outstanding under the Four Year Unsecured Facility (December 31, 2011: $nil).
As of December 31, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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
On November 19, 2009, the Company entered into an Amendment and Restatement of the Talbot FAL Facility to reduce the commitment from $100,000 to $25,000, and to extend the support to the 2010 and 2011 underwriting years of account. On November 18, 2011, the Company entered into an Amendment and Restatement of the Talbot FAL Facility to extend the support to the 2012 and 2013 underwriting years of account.
As amended, the Talbot FAL Facility contains affirmative covenants that include, among other things, (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,589,615, and commencing with the end of the fiscal quarter ended December 31, 2011 to be increased quarterly by an amount equal to 50% of our consolidated net income (if positive) for such quarter plus 50% of any net proceeds received from any issuance of common shares during such quarter, and (ii) the requirement that we maintain at all times a consolidated total debt to consolidated total capitalization ratio not greater than 0.35:1.00.
The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL Facility. As of December 31, 2012 the Company had $25,000 (December 31, 2011: $25,000) in outstanding letters of credit under the Talbot FAL Facility.
As of December 31, 2012 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

(iii)	IPC Syndicated Facility and IPC Bi-Lateral Facility
IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility. In July 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of December 31, 2012, $40,613 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2011: $57,146).
As of December 31, 2012 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.

(iv)	$500,000 secured bi-lateral letter of credit facility
On August 10, 2009, Validus Re entered into an uncommitted $500,000 secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured Bi-Lateral Letter of Credit Facility”). Letters of credit were first issued under the Secured Bi-Lateral Letter of Credit Facility during the first quarter of 2012. As of December 31, 2012, $92,402 of letters of credit were outstanding under the Secured Bi-Lateral Facility. The Secured Bi-Lateral Letter of Credit Facility has no fixed termination date and as of December 31, 2012, Validus Re is in compliance with all terms and covenants thereof.

(v)	$10,000 PaCRe Senior secured letter of credit facility
On May 11, 2012, PaCRe (as Borrower) and its subsidiary, PaCRe Investments, Ltd. (as Guarantor) entered into a 364-Day secured revolving credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. As of December 31, 2012, $219 of letters of credit were outstanding under this facility.

(vi)	$550,000 Flagstone Bi-Lateral Facility

As part of the Flagstone Acquisition, the Company assumed a Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At December 31, 2012, the Flagstone Bi-Lateral Facility had $381,019 (December 31, 2011: $nil) letters of credit issued and outstanding.

As of December 31, 2012, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

19. Income taxes
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
The Company has subsidiaries with operations in several locations outside Bermuda, including the United Kingdom, the United States, Singapore, Chile, Dubai, Ireland, Canada, Switzerland, South Africa, India, Cyprus, Isle of Man, Luxembourg, Mauritius and Gibraltar that are subject to the tax laws of those countries. Under current law, corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Income before tax—Bermuda	$369,675	$42,230	$400,631
Income before tax—United Kingdom	10,277	1,415	4,275
(Loss) before tax—Switzerland	(3,381)	—	—
Income before tax—Canada	391	301	784
Income before tax—Other	5,577	—	—
Income before tax—Total	$382,539	$43,946	$405,690
Income tax expense (benefit) is comprised of current and deferred tax. Income tax expense (benefit) is as follows:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Current	$1,328	$8,977	$2,941
Deferred	1,173	(8,153)	185
Income tax expense	$2,501	$824	$3,126
The table below details the tax charge by jurisdiction:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Expected tax provision at Bermuda
Statutory Rate of 0%	$—	$—	$—
Effect of taxable income generated in:
United Kingdom	3,204	389	1,374
Canada	1,348	151	1,231
Other jurisdictions	330	1,233	114
	4,882	1,773	2,719
Adjustments to deferred tax rate	(1,611)	—	—
Adjustments to prior period tax	(770)	(949)	407
Income tax expense	$2,501	$824	$3,126

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Years Ended
	December 31, 2012	December 31, 2011
Deferred tax asset
Tax losses carried forward	$(42,215)	$(11,206)
Timing differences	(4,366)	(3,162)
Deferred tax asset, gross of valuation allowance	(46,581)	(14,368)
Valuation allowance	37,974	—
Net deferred tax asset	(8,607)	(14,368)
Deferred tax liability
Underwriting profit taxable in future periods	25,732	31,088
Revenue to be taxed in future periods	3,134	—
Deferred tax liability	28,866	31,088
Net deferred tax liability	$20,259	$16,720
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
As of December 31, 2012, net operating loss carry forwards in the U.K. were approximately $16,698 (inclusive of cumulative currency translation adjustments) and have no expiration.

20. Commitments and contingencies

(a)	Concentrations of credit risk
The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding government and agency securities. With the exception of the Company’s bank loan portfolio, which represents 10% of the Company's total investments as at December 31, 2012, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At December 31, 2012, 1.2% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 0.7% of its investment portfolio, other than with respect to government and agency securities.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2012, 2011 and 2010:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Marsh & McLennan	29.4%	25.9%	25.5%
Aon Benfield Group Ltd.	26.5%	23.8%	22.6%
Willis Group Holdings Ltd.	16.1%	17.0%	17.1%

(b)	Employment agreements
The Company has entered into employment agreements with certain individuals that provide for executive benefits and severance payments under certain circumstances.

(c)	Operating leases
The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2012 was approximately $7,670 (2011: $5,752, 2010: $5,309). Future minimum lease commitments are as follows:

2013	$11,933
2014	10,502
2015	9,826
2016	8,608
2017 and thereafter	30,093
$70,962

(d)	Funds at Lloyd’s
The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level which would call on this arrangement.
Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2012 amounted to $428,700 (December 31, 2011: $473,800) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2011: $25,000).
The FAL are provided for each year of account as follows:

	2013 Underwriting Year	2012 Underwriting Year	2011 Underwriting Year
Talbot FAL facility	$25,000	$25,000	$25,000
Group funds	403,700	448,800	416,000
Total	$428,700	$473,800	$441,000
The amounts which the Company provides as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Lloyd’s Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2013 estimated premium income at Lloyd’s of £620,000, the December 31, 2012 exchange rate of £1 equals $1.6237 and assuming the maximum 3% assessment the Company would be assessed approximately $30,201.

(f)	Aquiline Commitment
On December 20, 2011, Validus Re, a wholly owned subsidiary of the Company, entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “General Partner”) pursuant to which Validus Re has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Partnership”) representing a total capital commitment of $50,000 (the “Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the “Limited Partnership Agreement”). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. The Company’s remaining commitment at December 31, 2012 was $32,382.

21. Related party transactions
The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
a)On December 8, 2005, the Company entered into agreements with Goldman Sachs Asset Management and its affiliates (“GSAM”) under which GSAM provides investment management services for a portion of the Company’s investment portfolio. For the year ended December 31, 2010, GSAM was deemed to be a related party due to a combination of GSAM being a shareholder in the Company and having an employee on the Company’s Board of Directors during this period. For the years ended December 31, 2012 and 2011, GSAM was no longer a related party due to the resignation of Sumit Rajpal from the Board of Directors effective February 7, 2011. Investment management fees earned by GSAM for the year ended December 31, 2010 were $1,728. Management believes that the fees charged were consistent with those that would have been charged in arm’s-length transactions with unrelated third parties.
b)Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and has two employees on the Company’s Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the year ended December 31, 2012 of $7,582 (2011: $1,464; 2010: $2,239) of which $251 was included in premiums receivable at December 31, 2012 (December 31, 2011: $330). The Company also recognized reinsurance premiums ceded during the year ended December 31, 2012 of $90 (2011: $163; 2010: $738), of which $3,694 were included in reinsurance balances payable at December 31, 2012 (December 31, 2011: $21). Earned premium adjustments of $7,625 were incurred during the year ended December 31, 2012 (2011: $1,524; 2010: $1,024).
Aquiline is also a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk during the year ended December 31, 2012 of $2,424 (2011: $1,142; 2010: $1,461), of which $964 were included in accounts payable and accrued expenses at December 31, 2012 (December 31, 2011: $86).
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. John J. Hendrickson and Jeffrey W. Greenberg, directors of the Company, each serve as a director of Conning Holdings Corp., the parent company of Conning, and Michael Carpenter, the Chairman of Talbot Holdings Ltd. and a director of the Company, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the year ended December 31, 2012 were $809 (2011: $783; 2010: $379), of which $201 were included in accounts payable and accrued expenses at December 31, 2012 (December 31, 2011: $203).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

On December 20, 2011, Validus Re, a wholly owned subsidiary of the Company, entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “General Partner”) pursuant to which Validus Re has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Partnership”) representing a total capital commitment of $50,000 (the “Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the year ended December 31, 2012, the Company incurred $2,979 (2011: $nil; 2010: $nil ) in partnership fees and made $14,365 (2011: $3,253; 2010: $nil) of capital contributions, of which $nil were included in accounts payable and accrued expenses at December 31, 2012 (December 31, 2011: $nil).
Certain shareholders of the Company and their affiliates, as well as the employers of or entities otherwise associated with certain directors and officers or their affiliates, have purchased insurance and/or reinsurance from the Company in the ordinary course of business on terms the Company believes were no more favorable to these (re)insureds than those made available to other customers.
22. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share available to common shareholders for the years ended December 31, 2012, 2011 and 2010:

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Basic earnings per share
Net income	$392,618	$43,122	$402,564
Loss (income) attributable to noncontrolling interest	15,820	(21,793)	—
Net income available to Validus	$408,438	$21,329	$402,564
Less: Dividends and distributions declared on outstanding warrants	(6,693)	(7,644)	(6,991)
Income available to common shareholders	$401,745	$13,685	$395,573
Weighted average number of common shares outstanding	97,184,110	98,607,439	116,018,364
Basic earnings per share available to common shareholders	$4.13	$0.14	$3.41

Diluted earnings per share
Net income	$392,618	$43,122	$402,564
Loss (income) attributable to noncontrolling interest	15,820	(21,793)	—
Net income available to Validus	$408,438	$21,329	$402,564
Less: Dividends and distributions declared on outstanding warrants	—	(7,644)	—
Income available to common shareholders	$408,438	$13,685	$402,564
Weighted average number of common shares outstanding	97,184,110	98,607,439	116,018,364
Share equivalents:
Warrants	3,137,956	—	2,657,258
Stock options	769,618	776,204	888,281
Unvested restricted shares	1,293,239	1,544,641	1,067,042
Weighted average number of diluted common shares outstanding	102,384,923	100,928,284	120,630,945
Diluted earnings per share available to common shareholders	$3.99	$0.14	$3.34
Share equivalents that would result in the issuance of common shares of 199,446, 181,105 and 136,881 were outstanding for the years ended December 31, 2012, 2011 and 2010, respectively but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

23. Segment information
The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which three operating segments have been determined under U.S. GAAP segment reporting. During the first quarter of 2012, to better align the Company’s operating and reporting structure with its current strategy, there was a change in the segment structure. This change included the AlphaCat group of companies as a separate operating segment. “AlphaCat segment” was included as an additional segment and includes the Company’s investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and PaCRe. Prior period comparatives have been restated to reflect the change in segmentation. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.
Validus Re Segment
The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation, crisis management, contingency, motor and technical lines.
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone. The primary lines in which Flagstone conducted business were property catastrophe reinsurance, property pro rata and per-risk excess and short tail specialty and casualty reinsurance such as aviation, energy, personal accident and health, satellite, marine and workers' compensation catastrophe. For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.
AlphaCat Segment
The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees primarily from the Company’s operating affiliates, AlphaCat Re 2011, AlphaCat Re 2012 and AlphaCat 2013, as well as an investment in PaCRe.
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
Corporate and other reconciling items
The Company has a “Corporate” function, which includes the activities of the parent company, and which carries out certain functions for the group. “Corporate” includes ‘non-core’ underwriting expenses, predominantly general and administrative and stock compensation expenses. “Corporate” also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, “Corporate” is reflected separately, however “Corporate” is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments. Corporate also includes the gain on bargain purchase, net of expenses in connection with the acquisition of Flagstone in 2012, as well as transaction expenses relating to the costs incurred in connection with the proposed acquisition of Transatlantic Holdings, Inc. in 2011.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Year Ended December 31, 2012	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,131,959	$21,603	$7	$1,153,569	$1,078,636	$(65,765)	$2,166,440
Reinsurance premiums ceded	(144,578)	—	—	(144,578)	(228,686)	65,758	(307,506)
Net premiums written	987,381	21,603	7	1,008,991	849,950	(7)	1,858,934
Change in unearned premiums	35,890	(3,937)	(3,833)	28,120	(17,671)	3,833	14,282
Net premiums earned	1,023,271	17,666	(3,826)	1,037,111	832,279	3,826	1,873,216
Underwriting deductions
Losses and loss expenses	575,416	—	—	575,416	424,030	—	999,446
Policy acquisition costs	154,362	1,774	(390)	155,746	183,926	(4,974)	334,698
General and administrative expenses	63,048	7,532	5,130	75,710	133,281	54,661	263,652
Share compensation expenses	7,763	279	561	8,603	7,789	10,317	26,709
Total underwriting deductions	800,589	9,585	5,301	815,475	749,026	60,004	1,624,505
Underwriting income (loss)	$222,682	$8,081	$(9,127)	$221,636	$83,253	$(56,178)	$248,711
Net investment income	88,727	3,748	2,846	95,321	21,310	(8,695)	107,936
Other income	5,085	23,229	3,823	32,137	2,033	(11,774)	22,396
Finance expenses	(8,943)	(3,061)	2,433	(9,571)	(162)	(44,124)	(53,857)
Operating income (loss) before taxes and income from operating affiliates	307,551	31,997	(25)	339,523	106,434	(120,771)	325,186
Tax (expense)	(168)	—	(4)	(172)	(2,229)	(100)	(2,501)
Income from operating affiliates	—	12,580	—	12,580	—	—	12,580
Net operating income (loss)	$307,383	$44,577	$(29)	$351,931	$104,205	$(120,871)	$335,265
Gain on bargain purchase, net of expenses (a)	—	—	23,460	23,460	—	(5,759)	17,701
Net realized gains on investments	12,026	216	—	12,242	5,991	—	18,233
Net unrealized gains (losses) on investments	35,033	(19,509)	506	16,030	2,061	(506)	17,585
(Loss) from investment affiliate	(964)	—	—	(964)	—	—	(964)
Foreign exchange gains (losses)	2,664	44	477	3,185	2,527	(914)	4,798
Net income (loss)	$356,142	$25,328	$24,414	$405,884	$114,784	$(128,050)	$392,618
Net loss attributable to noncontrolling interest	—	15,820	—	15,820	—	—	15,820
Net income (loss) available (attributable) to Validus	$356,142	$41,148	$24,414	$421,704	$114,784	$(128,050)	$408,438
Selected ratios:
Net premiums written / Gross premiums written	87.2%	100.0%			78.8%		85.8%
Losses and loss expenses	56.2%	0.0%			50.9%		53.4%
Policy acquisition costs	15.1%	10.0%			22.1%		17.9%
General and administrative expenses (b)	6.9%	44.2%			16.9%		15.5%
Expense ratio	22.0%	54.2%			39.0%		33.4%
Combined ratio	78.2%	54.2%			89.9%		86.8%
Total assets	$6,206,084	$805,513			$2,968,224	$40,443	$10,020,264

(a)
The gain on bargain purchase, net of expenses, arose from the acquisition of Flagstone Reinsurance Holdings S.A. on November 30, 2012 and is net of transaction related expenses which included legal, financial advisory, audit related services and termination expenses.

(b)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Year Ended December 31, 2011	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,114,493	$75,727	$—	$1,190,220	$1,014,122	$(79,651)	$2,124,691
Reinsurance premiums ceded	(150,718)	—	—	(150,718)	(218,174)	79,651	(289,241)
Net premiums written	963,775	75,727	—	1,039,502	795,948	—	1,835,450
Change in unearned premiums	2,150	(9,761)	—	(7,611)	(25,696)	—	(33,307)
Net premiums earned	965,925	65,966	—	1,031,891	770,252	—	1,802,143
Underwriting deductions
Losses and loss expenses	749,305	10,000	—	759,305	485,096	—	1,244,401
Policy acquisition costs	154,582	7,946	(2,394)	160,134	157,334	(3,284)	314,184
General and administrative expenses	44,663	10,929	(1,658)	53,934	112,072	31,491	197,497
Share compensation expenses	9,309	107	982	10,398	8,582	15,316	34,296
Total underwriting deductions	957,859	28,982	(3,070)	983,771	763,084	43,523	1,790,378
Underwriting income (loss)	$8,066	$36,984	$3,070	$48,120	$7,168	$(43,523)	$11,765
Net investment income	93,248	3,245	—	96,493	25,380	(9,577)	112,296
Other income	7,390	11,466	(6,017)	12,839	3,485	(10,606)	5,718
Finance expenses	(7,777)	(3,659)	—	(11,436)	(227)	(43,154)	(54,817)
Operating income (loss) before taxes	100,927	48,036	(2,947)	146,016	35,806	(106,860)	74,962
Tax (expense)	(18)	—	—	(18)	(651)	(155)	(824)
Net operating income (loss)	$100,909	$48,036	$(2,947)	$145,998	$35,155	$(107,015)	$74,138
Net realized gains on investments	21,138	531	—	21,669	6,863	—	28,532
Net unrealized (losses) on investments	(14,698)	(1,341)	—	(16,039)	(3,952)	—	(19,991)
Foreign exchange (losses) gains	(19,524)	(464)	—	(19,988)	(2,188)	52	(22,124)
Transaction expenses (a)	—	—	—	—	—	(17,433)	(17,433)
Net income (loss)	$87,825	$46,762	$(2,947)	$131,640	$35,878	$(124,396)	$43,122
Net (income) attributable to noncontrolling interest	—	(21,793)	—	(21,793)	—	—	(21,793)
Net income (loss) available (attributable) to Validus	$87,825	$24,969	$(2,947)	$109,847	$35,878	$(124,396)	$21,329
Selected ratios:
Net premiums written / Gross premiums written	86.5%	100.0%			78.5%		86.4%
Losses and loss expenses	77.6%	15.2%			63.0%		69.1%
Policy acquisition costs	16.0%	12.0%			20.4%		17.4%
General and administrative expenses (b)	5.6%	16.7%			15.7%		12.9%
Expense ratio	21.6%	28.7%			36.1%		30.3%
Combined ratio	99.2%	43.9%			99.1%		99.4%
Total Assets	$4,604,965	$223,889			$2,775,632	$13,985	$7,618,471

(a)
The transaction expenses relate to costs incurred in connection with the Company's proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(b)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

Year Ended December 31, 2010	Validus Re Segment	AlphaCat Segment	Legal Entity Adjustments	Validus Re Consolidated	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,089,443	$11,796	$—	$1,101,239	$981,073	$(91,746)	$1,990,566
Reinsurance premiums ceded	(63,147)	—	—	(63,147)	(258,081)	91,746	(229,482)
Net premiums written	1,026,296	11,796	—	1,038,092	722,992	—	1,761,084
Change in unearned premiums	13,822	(714)	—	13,108	(13,069)	—	39
Net premiums earned	1,040,118	11,082	—	1,051,200	709,923	—	1,761,123
Underwriting deductions
Losses and loss expenses	601,610	—	—	601,610	385,976	—	987,586
Policy acquisition costs	159,527	1,072	—	160,599	143,769	(11,469)	292,899
General and administrative expenses	45,613	5,327	15,927	66,867	107,557	34,866	209,290
Share compensation expenses	7,181	594	80	7,855	6,923	14,133	28,911
Total underwriting deductions	813,931	6,993	16,007	836,931	644,225	37,530	1,518,686
Underwriting income (loss)	$226,187	$4,089	$(16,007)	$214,269	$65,698	$(37,530)	$242,437
Net investment income	108,170	5,858	—	114,028	29,287	(9,212)	134,103
Other income	3,938	3,849	4,715	12,502	6,315	(13,598)	5,219
Finance expenses	(5,471)	—	—	(5,471)	(3,140)	(47,259)	(55,870)
Operating income (loss) before taxes	332,824	13,796	(11,292)	335,328	98,160	(107,599)	325,889
Tax (expense)	(81)	—	—	(81)	(2,730)	(315)	(3,126)
Net operating income (loss)	$332,743	$13,796	$(11,292)	$335,247	$95,430	$(107,914)	$322,763
Net realized gains on investments	23,531	106	—	23,637	8,861	—	32,498
Net unrealized gains on investments	44,616	660	—	45,276	676	—	45,952
Foreign exchange (losses) gains	(622)	(563)	—	(1,185)	2,091	445	1,351
Net income (loss)	$400,268	$13,999	$(11,292)	$402,975	$107,058	$(107,469)	$402,564
Net income (loss) available (attributable) to Validus	$400,268	$13,999	$(11,292)	$402,975	$107,058	$(107,469)	$402,564
Selected ratios:
Net premiums written / Gross premiums written	94.2%	100.0%			73.7%		88.5%
Losses and loss expenses	57.8%	—%			54.4%		56.1%
Policy acquisition costs	15.3%	9.7%			20.3%		16.6%
General and administrative expenses(a)	5.1%	53.4%			16.1%		13.5%
Expense ratio	20.4%	63.1%			36.4%		30.1%
Combined ratio	78.2%	63.1%			90.7%		86.2%
Total assets	$4,256,435	$163,123			$2,599,159	$42,161	$7,060,878

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Year Ended December 31, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$468,730	$18,774	$120,086	$(7,285)	$600,305	27.7%
Worldwide excluding United States(a)	40,168	—	263,597	(16,049)	287,716	13.3%
Europe	90,673	1,333	50,262	(2,868)	139,400	6.4%
Latin America and Caribbean	33,031	—	103,543	(6,164)	130,410	6.0%
Japan	30,781	—	6,630	(396)	37,015	1.7%
Canada	688	—	12,243	(690)	12,241	0.6%
Rest of the world(b)	68,754	496	—	—	69,250	3.2%
Sub-total, non United States	264,095	1,829	436,275	(26,167)	676,032	31.2%
Worldwide including United States	101,594	1,000	65,084	(3,552)	164,126	7.6%
Marine and Aerospace(c)	297,540	—	457,191	(28,754)	725,977	33.5%
Total	$1,131,959	$21,603	$1,078,636	$(65,758)	$2,166,440	100.0%

	Year Ended December 31, 2011
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$463,055	$57,186	$117,178	$(9,494)	$627,925	29.6%
Worldwide excluding United States(a)	48,047	—	247,367	(14,146)	281,268	13.2%
Europe	88,467	1,238	52,018	(1,988)	139,735	6.6%
Latin America and Caribbean	42,994	633	94,859	(27,857)	110,629	5.2%
Japan	43,032	—	7,380	(458)	49,954	2.3%
Canada	518	—	10,583	(507)	10,594	0.5%
Rest of the world(b)	58,908	—	—	—	58,908	2.8%
Sub-total, non United States	281,966	1,871	412,207	(44,956)	651,088	30.6%
Worldwide including United States	105,271	16,670	50,723	(2,852)	169,812	8.0%
Marine and Aerospace(c)	264,201	—	434,014	(22,349)	675,866	31.8%
Total	$1,114,493	$75,727	$1,014,122	$(79,651)	$2,124,691	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2010
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$479,338	$6,795	$110,944	$(8,543)	$588,534	29.6%
Worldwide excluding United States(a)	55,462	—	265,760	(7,051)	314,171	15.8%
Europe	104,168	1,153	50,074	(1,239)	154,156	7.7%
Latin America and Caribbean	70,455	195	83,274	(52,632)	101,292	5.1%
Japan	26,449	—	5,982	(177)	32,254	1.6%
Canada	177	—	11,892	(177)	11,892	0.6%
Rest of the world(b)	23,006	—	—	—	23,006	1.2%
Sub-total, non United States	279,717	1,348	416,982	(61,276)	636,771	32.0%
Worldwide including United States	87,606	3,653	49,212	(2,492)	137,979	6.9%
Marine and Aerospace(c)	242,782	—	403,935	(19,435)	627,282	31.5%
Total	$1,089,443	$11,796	$981,073	$(91,746)	$1,990,566	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)	Not classified as geographic area as marine and aerospace risks can span multiple geographic areas and are not fixed locations in some instances.

24. Statutory and regulatory requirements
As disclosed in Note 20 (d), Syndicate 1183 and Talbot 2002 Underwriting Capital Ltd (“T02”) are subject to regulation by the Council of Lloyd’s. Syndicate 1183 and T02 are also subject to regulation by the U.K. Financial Services Authority (“FSA”) under the Financial Services and Markets Act 2000.
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
The Company has nine Bermuda-based subsidiaries, Validus Re, a Class 4 insurer, Validus Re Americas, Ltd. (formerly, IPCRe Limited) a Class 4 insurer, Flagstone Reassurance Suisse SA (Bermuda Branch), a Class 4 insurer, PaCRe, Ltd., a Class 4 insurer, Talbot Insurance (Bermuda), Ltd. ("TIBL"), a Class 3 insurer, AlphaCat Reinsurance, Ltd., a Class 3 insurer , Mont Fort Re Ltd., a Class 3 insurer, AlphaCat Re 2011, Ltd., a Special Purpose Insurer (“SPI”) and AlphaCat Re 2012, Ltd., an SPI, each registered under The Insurance Act 1978 (Bermuda), Amendments Thereto and Related Regulations (''The Act'').
Under The Act, these subsidiaries are required to prepare Statutory Financial Statements and to file Statutory Financial Returns. These subsidiaries have to meet certain requirements for minimum solvency and liquidity ratios and all statutory filings are prepared in accordance with regulatory accounting practices prescribed by The Act. As at December 31, 2012, 2011 and 2010, all subsidiaries met all the capital and solvency requirements.
Statutory amounts based on regulatory filings for Validus Re, Validus Re Americas, Ltd., TIBL, AlphaCat Reinsurance, Ltd., PaCRe, Ltd., Flagstones Reinsurance Suisse SA and Mont Fort Re Ltd., are set out below. Unrestricted net assets are calculated using the criteria stated in The Act.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Validus Re			Validus Re Americas, Ltd.
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
Total statutory capital and surplus	$3,702,773	$3,304,987	$3,330,523	$126,651	$125,000	$296,854
Total statutory capital	3,398,395	2,670,447	2,667,249	125,000	125,000	296,242
Statutory net income	389,243	101,995	1,216,083	1,651	31,916	99,258
Unrestricted net assets	826,247	832,631	894,240	—	74,214	488,010

	TIBL (a)			AlphaCat Reinsurance, Ltd.
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
Total statutory capital and surplus	$530,049	$457,374	$430,763	$134	$133	$123
Total statutory capital	62,731	62,731	62,731	120	120	120
Statutory net income	107,675	26,610	89,448	1	10	3
Unrestricted net assets	467,318	394,643	368,032	14	13	3

	PaCRe, Ltd.			Flagstone Reassurance Suisse SA (Bermuda Branch) (b)
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
Total statutory capital and surplus	$485,936	n/a	n/a	$1,394,138	n/a	n/a
Total statutory capital	500,100	n/a	n/a	1,342,216	n/a	n/a
Statutory net income	(14,164)	n/a	n/a	(23,768)	n/a	n/a
Unrestricted net assets	—	n/a	n/a	349,444	n/a	n/a

	Mont Fort Re Ltd. (b)
	December 31, 2012	December 31, 2011	December 31, 2010
Total statutory capital and surplus	$1,428	n/a	n/a
Total statutory capital	1,327	n/a	n/a
Statutory net income	(35)	n/a	n/a
Unrestricted net assets	101	n/a	n/a

(a)
Unrestricted net assets are calculated using the criteria stated in The Act, however, TIBL is also subject to additional Lloyd's FAL requirements which restrict the amount of dividends to be paid to Validus Holdings, Ltd.  The Company would need to apply to Lloyd's to obtain an unrestricted amount of net assets which is subject to passing a Lloyd's release test.  This application occurs in the second quarter of the following year.

(b)	The Company assumed Flagstone Reassurance Suisse SA (Bermuda Branch) and Mont Fort Re, Ltd. as part of the Flagstone Acquisition, therefore, comparative information has been excluded.
Total statutory capital and surplus and total statutory capital are included as they are relevant to the calculation of retained earnings that are free of restriction for the payment of dividends to Validus Holdings Ltd. The amount of retained earnings that is unrestricted for the payment of dividends by Validus Holdings, Ltd., to its shareholders was $1,643,023 as at December 31, 2012. The Bermuda Companies Act 1981 (the “Companies Act”) limits the Company’s ability to pay dividends and distributions to shareholders.
As a holding company, Validus Holdings, Ltd.'s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company's shareholders. The holding company has no material restrictions on its ability to make distributions to shareholders, however, the ability of our (re)insurance subsidiaries is limited by the applicable laws and regulations of the various countries in which we operate.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

The ability of certain of these subsidiaries to pay dividends to us is limited under Bermuda law and regulations. The Act provides that each of our Class 4 (excluding Validus Re Americas, Ltd.) Bermuda subsidiaries may not declare or pay, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files with the BMA at least seven days prior to the payment, an affidavit signed by at least two directors and such subsidiary's principal representative, stating that in their opinion such subsidiary will continue to satisfy the required margins following declaration of those dividends, however, there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years' statutory financial statements) each of our Class 4 Bermuda subsidiaries must make application to the BMA for permission to do so; such application shall consist of an affidavit signed by at least two directors and such subsidiary's principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. The Act provides that each of our Class 3 subsidiaries shall declare or pay any dividends during any financial year as long as it does not cause the subsidiary to fail to meet its relevant margins. Our Class 3 subsidiaries, before reducing by 15% or more of its total statutory capital, as set out in its previous year's financial statements, shall apply to the BMA for its approval and shall provide such information as it may require. The Company's primary restrictions on net assets of subsidiaries consist of regulatory requirements placed upon the regulated (re)insurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2012.
25. Subsequent events
Capital Management Actions
(a)    Increase in Quarterly Dividend and Special Dividend

On February 6, 2013, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on March 29, 2013 to holders of record on March 15, 2013. In addition, the Company announced a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable, payable on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.
(b)    Share Repurchase Authorization
On February 6, 2013, the Board of Directors of the Company announced an increase in the Company's common share purchase authorization to $500,000. This amount is in addition to the $1,206,845 of common shares repurchased by the Company through February 6, 2013 under its previously authorized share repurchase programs. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company's capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

26. Condensed unaudited quarterly financial data

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$311,847	$390,215	$627,089	$837,289
Reinsurance premiums ceded	(35,659)	(45,743)	(119,052)	(107,052)
Net premiums written	276,188	344,472	508,037	730,237
Change in unearned premiums	223,098	130,632	(60,410)	(279,038)
Net premiums earned	499,286	475,104	447,627	451,199
Underwriting deductions
Losses and loss expenses	458,310	155,455	153,692	231,989
Policy acquisition costs	81,814	98,623	76,129	78,132
General and administrative expenses	65,095	70,547	61,635	66,375
Share compensation expenses	7,126	7,345	6,800	5,438
Total underwriting deductions	612,345	331,970	298,256	381,934
Underwriting (loss) income	$(113,059)	$143,134	$149,371	$69,265
Net investment income	28,802	25,489	25,885	27,760
Other income	187	7,324	5,994	8,891
Finance expenses	(14,510)	(9,362)	(13,706)	(16,279)
Operating (loss) income before taxes and (loss) income from operating affiliates	(98,580)	166,585	167,544	89,637
Tax (expense)	(615)	(1,343)	(404)	(139)
(Loss) income from operating affiliates	$(614)	$6,235	$3,592	$3,367
Net operating (loss) income	$(99,809)	$171,477	$170,732	$92,865
Gain on bargain purchase, net of expenses (a)	21,485	(3,784)	—	—
Net realized (losses) gains on investments	(4,516)	9,063	6,154	7,532
Net unrealized (losses) gains on investments	(35,857)	86,345	(53,574)	20,671
(Loss) from investment affiliate	(406)	(160)	(398)	—
Foreign exchange gains (losses)	1,181	1,103	(652)	3,166
Net (loss) income	$(117,922)	$264,044	$122,262	$124,234
Net loss (income) attributable to noncontrolling interest	27,206	(56,746)	45,360	—
Net (loss) income (attributable) available to Validus	$(90,716)	$207,298	$167,622	$124,234
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	97,688,338	93,368,775	98,254,186	99,425,140
Diluted	97,688,338	98,236,490	103,667,967	105,096,090
Basic (loss) earnings per share (attributable) available to common shareholders	$(0.94)	$2.20	$1.69	$1.23
Diluted (loss) earnings per share (attributable) available to common shareholders	$(0.94)	$2.11	$1.62	$1.18
Selected ratios:
Losses and loss expenses	91.8%	32.7%	34.3%	51.4%
Expense ratio	30.9%	37.2%	32.3%	33.2%
Combined ratio	122.7%	69.9%	66.6%	84.6%

(a)
The gain on bargain purchase, net of expenses, arose from the acquisition of Flagstone Reinsurance Holdings S.A. on November 30, 2012 and is net of transaction related expenses which included legal, financial advisory, audit related services and termination expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$278,279	$391,129	$605,387	$849,896
Reinsurance premiums ceded	(16,489)	(30,586)	(132,346)	(109,820)
Net premiums written	261,790	360,543	473,041	740,076
Change in unearned premiums	226,556	98,081	(47,401)	(310,543)
Net premiums earned	488,346	458,624	425,640	429,533
Underwriting deductions
Losses and loss expenses	334,829	226,067	207,307	476,198
Policy acquisition costs	81,253	77,405	78,230	77,296
General and administrative expenses	52,253	35,926	60,841	48,477
Share compensation expenses	7,237	7,382	7,628	12,049
Total underwriting deductions	475,572	346,780	354,006	614,020
Underwriting income (loss)	$12,774	$111,844	$71,634	$(184,487)
Net investment income	28,080	27,747	26,494	29,975
Other income	3,517	—	595	1,606
Finance expenses	(13,520)	(10,935)	(16,361)	(14,001)
Operating income (loss) before taxes	30,851	128,656	82,362	(166,907)
Tax benefit (expense)	226	(2,538)	29	1,459
Net operating income (loss)	$31,077	$126,118	$82,391	$(165,448)
Net realized gains on investments	5,355	5,246	11,552	6,379
Net unrealized gains (losses) on investments	2,159	(27,848)	18,526	(12,828)
Foreign exchange gains (losses)	266	(19,932)	(1,991)	(467)
Transaction expenses (a)	(3,850)	(13,583)	—	—
Net income (loss)	$35,007	$70,001	$110,478	$(172,364)
Net (income) attributable to noncontrolling interest	(7,683)	(13,516)	(594)	—
Net income (loss) available (attributable) to Validus	$27,324	$56,485	$109,884	$(172,364)
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	99,137,696	98,961,795	98,385,924	97,944,340
Diluted	101,324,291	100,823,335	104,562,450	97,944,340
Basic earnings (loss) per share available (attributable) to common shareholders	$0.26	$0.55	$1.10	$(1.78)
Diluted earnings (loss) per share available (attributable) to common shareholders	$0.25	$0.54	$1.05	$(1.78)
Selected Ratios:
Losses and loss expenses	68.6%	49.3%	48.7%	110.9%
Expense ratio	28.8%	26.3%	34.5%	32.1%
Combined ratio	97.4%	75.6%	83.2%	143.0%

(a)
The transaction expenses relate to costs incurred in connection with the Company’s proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$258,731	$344,040	$516,861	$870,934
Reinsurance premiums ceded	(35,376)	(35,641)	(67,726)	(90,739)
Net premiums written	223,355	308,399	449,135	780,195
Change in unearned premiums	209,456	124,275	(11,191)	(322,501)
Net premiums earned	432,811	432,674	437,944	457,694
Underwriting deductions
Losses and loss expenses	155,225	158,936	194,894	478,531
Policy acquisition costs	75,523	67,074	74,126	76,176
General and administrative expenses	54,511	48,831	52,379	53,569
Share compensation expenses	7,871	7,618	6,846	6,576
Total underwriting deductions	293,130	282,459	328,245	614,852
Underwriting income (loss)	$139,681	$150,215	$109,699	$(157,158)
Net investment income	30,962	34,033	34,809	34,299
Other income	552	1,082	2,697	888
Finance expenses	(13,786)	(13,715)	(13,218)	(15,151)
Operating income (loss) before taxes	157,409	171,615	133,987	(137,122)
Tax (expense) benefit	(1,058)	1,422	(4,187)	697
Net operating income (loss)	$156,351	$173,037	$129,800	$(136,425)
Net realized (losses) gains on investments	(14,399)	23,058	12,441	11,398
Net unrealized (losses) gains on investments	(42,689)	31,588	41,640	15,413
Foreign exchange gains (losses)	3,424	10,790	(4,099)	(8,764)
Net income (loss)	$102,687	$238,473	$179,782	$(118,378)
Net (income) attributable to noncontrolling interest	—	—	—	—
Net income (loss) available (attributable) to Validus	$102,687	$238,473	$179,782	$(118,378)
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	105,828,739	110,601,888	121,009,553	126,633,277
Diluted	111,316,736	114,842,742	125,152,300	126,633,277
Basic earnings (loss) per share available (attributable) to common shareholders	$0.95	$2.14	$1.47	$(0.95)
Diluted earnings (loss) per share available (attributable) to common shareholders	$0.92	$2.08	$1.44	$(0.95)
Selected Ratios:
Losses and loss expenses	35.9%	36.7%	44.5%	104.6%
Expense ratio	31.8%	28.5%	30.4%	29.7%
Combined ratio	67.7%	65.2%	74.9%	134.3%

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2012
(Expressed in thousands of U.S. dollars)

	Amortized cost	Fair value	Amount at which shown on the Balance Sheet
U.S. Government and Government Agency	$1,091,357	$1,099,230	$1,099,230
Non-U.S. Government and Government Agency	295,602	302,279	302,279
States, municipalities, political subdivision	41,286	42,063	42,063
Agency residential mortgage-backed securities	375,368	388,874	388,874
Non-Agency residential mortgage-backed securities	106,536	106,456	106,456
U.S. corporate	1,189,173	1,210,173	1,210,173
Non-U.S. corporate	582,115	593,265	593,265
Bank loans	663,217	673,383	673,383
Catastrophe bonds	56,757	56,947	56,947
Asset-backed securities	607,103	612,664	612,664
Total fixed maturities	5,008,514	5,085,334	5,085,334
Total short-term investments	1,112,929	1,114,250	1,114,250
Total other investments	583,068	564,448	564,448
Total	$6,704,511	$6,764,032	$6,764,032

SCHEDULE II
VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2012 and 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$19,666	$4,944
Investment in subsidiaries on an equity basis	4,587,611	4,101,389
Balances due from subsidiaries	31,250	—
Other assets	4,632	4,747
Total assets	$4,643,159	$4,111,080
LIABILITIES
Balances due to subsidiaries	$—	$45,808
Accounts payable and accrued expenses	25,242	19,865
Senior notes payable	247,090	246,982
Debentures payable	350,000	350,000
Total liabilities	622,332	662,655
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2012—152,698,191; 2011—134,503,065; Outstanding: 2012—107,921,259; 2011—99,471,080)	26,722	23,538
Treasury shares (2012—44,776,932; 2011—35,031,985)	(7,836)	(6,131)
Additional paid-in capital	2,160,478	1,893,890
Accumulated other comprehensive (loss)	(2,953)	(6,601)
Retained earnings	1,844,416	1,543,729
Total shareholders’ equity	4,020,827	$3,448,425
Total liabilities and shareholders’ equity	$4,643,159	$4,111,080

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues
Net investment income	$3	$6	$2
Other income	—	5,321	—
Foreign exchange (losses) gains	(469)	158	154
Total revenues	(466)	5,485	156
Expenses
General and administrative expenses	66,576	44,276	37,601
Share compensation expenses	8,503	11,598	8,899
Finance expenses	45,203	49,530	52,485
Transaction expenses	—	16,285	—
Total expenses	120,282	121,689	98,985
(Loss) before equity in net earnings of subsidiaries	(120,748)	(116,204)	(98,829)
Equity in net earnings of subsidiaries	529,186	137,533	501,393
Net income	$408,438	$21,329	$402,564

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows provided by (used in) operating activities
Net income	$408,438	$21,329	$402,564
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(529,186)	(137,533)	(501,393)
Dividends received from subsidiaries	734,000	200,000	760,000
Share compensation expenses	8,503	11,598	8,899
Amortization of discount on senior notes	108	108	81
Change in:
Other assets	115	1,058	(2,203)
Balances due from subsidiaries	(35,522)	—	5,336
Balances due to subsidiaries	(45,808)	(729)	46,537
Accounts payable and accrued expenses	7,640	(4,321)	3,597
Net cash provided by operating activities	548,288	91,510	723,418
Cash flows (used in) investing activities
Investment in subsidiaries	(166,582)	—	—
Net cash (used in) investing activities	(166,582)	—	—
Cash flows provided by (used in) financing activities
Net proceeds on issuance of senior notes	—	—	246,793
Issuance of common shares, net	3,015	4,885	7,966
Purchases of common shares under repurchase program	(259,962)	(5,995)	(856,926)
Dividends paid	(110,037)	(107,691)	(105,662)
Net cash (used in) financing activities	(366,984)	(108,801)	(707,829)
Net increase (decrease) in cash	14,722	(17,291)	15,589
Cash and cash equivalents—beginning of period	4,944	22,235	6,646
Cash and cash equivalents—end of period	$19,666	$4,944	$22,235

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars)

	As at and for the year ended December 31, 2012
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$75,138	$2,122,895	$414,343	$1,023,271	$88,727	$575,416	$154,362	$70,811	$987,381
AlphaCat	713	5,000	6,992	17,666	3,748	—	1,774	7,811	21,603
Talbot	79,747	1,480,307	494,883	832,279	21,310	424,030	183,926	141,070	849,950
Corporate & Eliminations	(9,010)	(90,629)	(21,856)	—	(5,849)	—	(5,364)	70,669	—
Total	$146,588	$3,517,573	$894,362	$1,873,216	$107,936	$999,446	$334,698	$290,361	$1,858,934

	As at and for the year ended December 31, 2011
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$57,911	$1,350,849	$318,092	$965,925	$93,248	$749,305	$154,582	$53,972	$963,775
AlphaCat	314	10,000	3,055	65,966	3,245	10,000	7,946	11,036	75,727
Talbot	74,345	1,377,561	481,261	770,252	25,380	485,096	157,334	120,654	795,948
Corporate & Eliminations	(11,065)	(107,267)	(30,026)	—	(9,577)	—	(5,678)	46,131	—
Total	$121,505	$2,631,143	$772,382	$1,802,143	$112,296	$1,244,401	$314,184	$231,793	$1,835,450

	As at and for the year ended December 31, 2010
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$57,711	$998,165	$296,552	$1,040,118	$108,170	$601,610	$159,527	$52,794	$1,026,296
AlphaCat	271	—	2,698	11,082	5,858	—	1,072	5,921	11,796
Talbot	74,846	1,191,548	454,927	709,923	29,287	385,976	143,769	114,480	722,992
Corporate & Eliminations	(8,931)	(153,740)	(25,661)	—	(9,212)	—	(11,469)	65,006	—
Total	$123,897	$2,035,973	$728,516	$1,761,123	$134,103	$987,586	$292,899	$238,201	$1,761,084

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
REINSURANCE
As at and for the years ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars)

	Gross	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2012	$550,491	$307,506	$1,615,949	$1,858,934	87%
Year Ended December 31, 2011	510,200	289,241	1,614,491	1,835,450	88%
Year Ended December 31, 2010	460,337	229,482	1,530,229	1,761,084	87%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
INSURANCE OPERATIONS
As at and for the years ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. dollars)

Affiliation with registrant	Deferred acquisition costs	Reserves for losses and loss expenses	Reserves for unearned premiums	Net earned premiums	Net investment income	Losses and loss expenses incurred related to		Net paid losses and loss expenses	Amortization of deferred acquisition costs	Net premiums written
						Current year	Prior year
Consolidated Subsidiaries
2012	$146,588	$3,517,573	$894,362	$1,873,216	$107,936	$1,174,415	$(174,969)	$836,020	$334,698	$1,858,934
2011	121,505	2,631,143	772,382	1,802,143	112,296	1,400,520	(156,119)	743,026	314,184	1,835,450
2010	123,897	2,035,973	728,516	1,761,123	134,103	1,144,196	(156,610)	673,422	292,899	1,761,084