Form 10-K/A
VALIDUS HOLDINGS LTD
filed 2013-03-25
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10−K for the fiscal year ended December 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on February 15, 2013 (the “Original Filing”). The Registrant is filing this Amendment in order to correct the Certificate required by Section 906 of the Sarbanes-Oxley Act of 2002 which inadvertently referred to the year ended December 31, 2011 instead of December 31, 2012. In addition, the dates of the Consent of Independent Registered Public Accounting Firm attached as Exhibit 23 and the Certificates required by Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.1 and 31.2 have been updated to reflect the date of this Amendment. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

This Annual Report on Form 10-K/A contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”

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
You should read the following summary consolidated financial information together with the other information contained in this Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K/A for the year ended December 31, 2012, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

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

(b)
The exhibits numbers followed by an asterisk (*) indicate exhibits physically filed with this Annual Report on Form 10-K/A. All other exhibit numbers indicate exhibits filed by incorporation by reference.

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
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on March 25, 2013.

Validus Holdings, Ltd.
By:	/s/ EDWARD J. NOONAN
	Name:	Edward J. Noonan
	Title:	Chief Executive Officer

By:	/s/ JEFFREY D. SANGSTER
	Name:	Jeffrey D. Sangster
	Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. NOONAN	Chairman of the Board of Directors	March 25, 2013
Name: Edward J. Noonan	and Chief Executive Officer (Principal Executive Officer)

/s/ MAHMOUD ABDALLAH *	Director	March 25, 2013
Name: Mahmoud Abdallah

/s/ MICHAEL CARPENTER *	Director	March 25, 2013
Name: Michael Carpenter

/s/ JOSEPH E. (JEFF) CONSOLINO *	Director	March 25, 2013
Name: Joseph E. (Jeff) Consolino

/s/ MATTHEW J. GRAYSON *	Director	March 25, 2013
Name: Matthew J. Grayson

/s/ JEFFREY W. GREENBERG *	Director	March 25, 2013
Name: Jeffrey W. Greenberg

/s/ JOHN J. HENDRICKSON *	Director	March 25, 2013
Name: John J. Hendrickson

/s/ JEAN-MARIE NESSI *	Director	March 25, 2013
Name: Jean-Marie Nessi

/s/ MANDAKINI PURI *	Director	March 25, 2013
Name: Mandakini Puri

/s/ ALOK SINGH *	Director	March 25, 2013
Name: Alok Singh

/s/ CHRISTOPHER E. WATSON *	Director	March 25, 2013
Name: Christopher E. Watson

*/s/ EDWARD J. NOONAN
Name: Edward J. Noonan
Attorney-in-fact

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
/s/ PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
February 15, 2013

PART I. FINANCIAL INFORMATION
ITEM I.    FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at December 31, 2012 and 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2012	December 31, 2011

Assets
Fixed maturities, at fair value (amortized cost: 2012—$5,008,514; 2011—$4,859,705)	$5,085,334	$4,894,145
Short-term investments, at fair value (amortized cost: 2012—$1,112,929; 2011—$280,299)	1,114,250	280,191
Other investments, at fair value (amortized cost: 2012—$583,068; 2011—$15,002)	564,448	16,787
Cash and cash equivalents	1,219,379	832,844
Total investments and cash	7,983,411	6,023,967
Investments in affiliates	172,329	53,031
Premiums receivable	802,159	646,354
Deferred acquisition costs	146,588	121,505
Prepaid reinsurance premiums	99,593	91,381
Securities lending collateral	225	7,736
Loss reserves recoverable	439,967	372,485
Paid losses recoverable	46,435	90,495
Intangible assets	110,569	114,731
Goodwill	20,393	20,393
Accrued investment income	21,321	25,906
Other assets	177,274	50,487
Total assets	$10,020,264	$7,618,471

Liabilities
Reserve for losses and loss expenses	$3,517,573	$2,631,143
Unearned premiums	894,362	772,382
Reinsurance balances payable	138,550	119,899
Securities lending payable	691	8,462
Deferred income taxes	20,259	16,720
Net payable for investments purchased	38,346	1,256
Accounts payable and accrued expenses	167,577	83,402
Senior notes payable	247,090	246,982
Debentures payable	540,709	289,800
Total liabilities	$5,565,157	$4,170,046

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2012—152,698,191; 2011—134,503,065; Outstanding: 2012—107,921,259; 2011—99,471,080)	$26,722	$23,538
Treasury shares (2012—44,776,932; 2011—35,031,985)	(7,836)	(6,131)
Additional paid-in-capital	2,160,478	1,893,890
Accumulated other comprehensive (loss)	(2,953)	(6,601)
Retained earnings	1,844,416	1,543,729
Total shareholders’ equity available to Validus	4,020,827	3,448,425
Noncontrolling interest	434,280	—
Total shareholders’ equity	$4,455,107	$3,448,425

Total liabilities and shareholders’ equity	$10,020,264	$7,618,471
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

(e)	Lloyd’s Central Fund

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