Form 10-Q
period 2013-03-31
VALIDUS HOLDINGS LTD
filed 2013-05-06
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013 there were 104,353,625 outstanding Common Shares, $0.175 par value per share, of the registrant.

1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2013 (unaudited) and December 31, 2012
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2013—$5,616,693; 2012—$5,008,514)	$5,676,552	$5,085,334
Short-term investments, at fair value (amortized cost: 2013—$368,404; 2012—$1,112,929)	367,619	1,114,250
Other investments, at fair value (amortized cost: 2013—$552,233; 2012—$583,068)	532,786	564,448
Cash and cash equivalents	1,369,224	1,219,379
Total investments and cash	7,946,181	7,983,411
Investments in affiliates	128,448	172,329
Premiums receivable	1,195,430	802,159
Deferred acquisition costs	219,504	146,588
Prepaid reinsurance premiums	200,577	99,593
Securities lending collateral	1,914	225
Loss reserves recoverable	429,252	439,967
Paid losses recoverable	15,831	46,435
Income taxes recoverable	2,203	—
Intangible assets	109,529	110,569
Goodwill	20,393	20,393
Accrued investment income	19,708	21,321
Other assets	275,430	177,274
Total assets	$10,564,400	$10,020,264

Liabilities
Reserve for losses and loss expenses	$3,357,691	$3,517,573
Unearned premiums	1,381,829	894,362
Reinsurance balances payable	187,048	138,550
Securities lending payable	2,380	691
Deferred income taxes	21,800	20,259
Net payable for investments purchased	33,101	38,346
Accounts payable and accrued expenses	111,323	167,577
AlphaCat variable funding notes	290,588	—
Senior notes payable	247,117	247,090
Debentures payable	540,212	540,709
Total liabilities	$6,173,089	$5,565,157

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2013—152,963,762; 2012—152,698,191; Outstanding: 2013—106,282,441; 2012—107,921,259)	$26,769	$26,722
Treasury shares (2013—46,681,321; 2012—44,776,932)	(8,169)	(7,836)
Additional paid-in-capital	2,096,512	2,160,478
Accumulated other comprehensive (loss)	(12,738)	(2,953)
Retained earnings	1,801,516	1,844,416
Total shareholders’ equity available to Validus	3,903,890	4,020,827
Noncontrolling interest	487,421	434,280
Total shareholders’ equity	$4,391,311	$4,455,107

Total liabilities and shareholders’ equity	$10,564,400	$10,020,264

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$1,104,760	$837,289
Reinsurance premiums ceded	(187,216)	(107,052)
Net premiums written	917,544	730,237
Change in unearned premiums	(386,483)	(279,038)
Net premiums earned	531,061	451,199
Net investment income	25,649	27,760
Net realized gains on investments	1,721	7,532
Net unrealized (losses) gains on investments	(7,237)	20,671
Income from investment affiliate	1,477	—
Other income	2,685	8,891
Foreign exchange gains	6,922	3,166
Total revenues	562,278	519,219

Expenses
Losses and loss expenses	144,771	231,989
Policy acquisition costs	93,611	78,132
General and administrative expenses	80,279	66,375
Share compensation expenses	2,318	5,438
Finance expenses	24,446	16,279
Total expenses	345,425	398,213

Net income before taxes and income from operating affiliates	216,853	121,006
Tax benefit (expense)	318	(139)
Income from operating affiliates	3,523	3,367
Net income	$220,694	$124,234
Net loss attributable to noncontrolling interest	2,549	—
Net income available to Validus	$223,243	$124,234

Other comprehensive (loss) income
Foreign currency translation adjustments	(9,785)	1,393

Other comprehensive (loss) income	$(9,785)	$1,393

Comprehensive income available to Validus	$213,458	$125,627

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	107,386,438	99,425,140
Diluted	110,052,999	105,096,090

Basic earnings per share available to common shareholders	$1.94	$1.23
Diluted earnings per share available to common shareholders	$1.90	$1.18

Cash dividends declared per share	$2.30	$0.25

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$26,722	$23,538
Common shares issued, net	47	42
Balance - End of period	$26,769	$23,580

Treasury shares
Balance - Beginning of period	$(7,836)	$(6,131)
Repurchase of common shares	(333)	(65)
Balance - End of period	$(8,169)	$(6,196)

Additional paid-in capital
Balance - Beginning of period	$2,160,478	$1,893,890
Common shares issued (redeemed), net	3,074	(1,309)
Repurchase of common shares	(69,358)	(11,243)
Share compensation expenses	2,318	5,438
Balance - End of period	$2,096,512	$1,886,776

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(2,953)	$(6,601)
Other comprehensive (loss) income	(9,785)	1,393
Balance - End of period	$(12,738)	$(5,208)

Retained earnings
Balance - Beginning of period	$1,844,416	$1,543,729
Dividends	(266,143)	(27,404)
Net income	220,694	124,234
Net loss attributable to noncontrolling interest	2,549	—
Balance - End of period	$1,801,516	$1,640,559

Total shareholders’ equity available to Validus	$3,903,890	$3,539,511

Noncontrolling interest	$487,421	$—

Total shareholders’ equity	$4,391,311	$3,539,511

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$220,694	$124,234
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	2,318	5,438
Amortization of discount on senior notes	27	27
(Income) from investment affiliate	(1,477)	—
Net realized (gains) on investments	(1,721)	(7,532)
Net unrealized losses (gains) on investments	7,237	(20,671)
Amortization of intangible assets	1,040	1,040
(Income) from operating affiliates	(3,523)	(3,367)
Foreign exchange losses (gains) included in net income	18,906	(13,070)
Amortization of premium on fixed maturities	5,059	7,517
Change in:
Premiums receivable	(400,153)	(246,039)
Deferred acquisition costs	(72,916)	(49,217)
Prepaid reinsurance premiums	(100,984)	(34,026)
Loss reserves recoverable	6,447	22,916
Paid losses recoverable	30,438	42,903
Income taxes recoverable	(2,132)	(1,004)
Accrued investment income	1,532	1,565
Other assets	8,020	(10,880)
Reserve for losses and loss expenses	(138,633)	8,702
Unearned premiums	487,467	313,064
Reinsurance balances payable	51,300	31,701
Deferred income taxes	1,250	1,029
Accounts payable and accrued expenses	(59,513)	(9,425)
Net cash provided by operating activities	60,683	164,905

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,410,509	939,646
Proceeds on maturities of investments	125,841	108,360
Purchases of fixed maturities	(2,140,447)	(1,080,442)
Sales (purchases) of short-term investments, net	744,518	(23,943)
Sales (purchases) of other investments	31,121	(947)
(Increase) decrease in securities lending collateral	(1,689)	7,354
Redemption from investment in operating affiliates	50,222	—
Purchase of investment in investment affiliate	(1,341)	—
Net cash provided by (used in) investing activities	218,734	(49,972)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of AlphaCat variable funding notes	175,637	—
Issuance (redemption) of common shares, net	3,121	(1,267)
Purchases of common shares under share repurchase program	(69,691)	(11,308)
Dividends paid	(262,232)	(26,997)
Increase (decrease) in securities lending payable	1,689	(7,354)
Third party investment in noncontrolling interest	55,690	—
Net cash (used in) financing activities	(95,786)	(46,926)

Effect of foreign currency rate changes on cash and cash equivalents	(33,786)	16,545

Net increase in cash	149,845	84,552

Cash and cash equivalents - beginning of period	$1,219,379	$832,844

Cash and cash equivalents - end of period	$1,369,224	$917,396

Taxes paid during the period	$693	$3,194

Interest paid during the period	$17,819	$15,611
 The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Basis of preparation and consolidation

These unaudited consolidated financial statements include Validus Holdings, Ltd. and its subsidiaries (together, the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the "SEC").
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates reflected in the Company's consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance premiums ceded and reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results for a full year. The term "ASC" used in these notes refers to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board ("FASB").
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

2. Recent accounting pronouncements

(a) Adoption of new accounting standards

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements.
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2011-11 and 2013-01 became effective for fiscal periods beginning on or after January 1, 2013, and as a result, the Company adopted ASU 2011-11 and 2013-01 effective January 1, 2013. The adoption of these new accounting standards impacts disclosures only; therefore they did not have an impact on the Company's consolidated financial statements. Please refer to Note 7: "Derivative instruments used in hedging activities."

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standard Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendments became effective for reporting periods beginning after December 15, 2012, and as a result, the Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this new accounting standard did not have an impact on the Company's consolidated financial statements.
(b) Recently issued accounting standards not yet adopted

In March 2013, the FASB issued Accounting Standard Update No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The objective of this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary within a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however it is not expected to have a material impact on the Company's consolidated financial statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Investments

(a) Trading Securities

The Company's investments in fixed maturities, short-term investments and other investments are classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings.

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at March 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,417,884	$7,150	$(65)	$1,424,969
Non-U.S. government and government agency	396,948	4,314	(5,061)	396,201
States, municipalities, political subdivision	36,933	816	(18)	37,731
Agency residential mortgage-backed securities	372,469	12,311	(284)	384,496
Non-agency residential mortgage-backed securities	27,010	177	(903)	26,284
U.S. corporate	1,466,941	17,990	(753)	1,484,178
Non-U.S. corporate	632,880	9,027	(915)	640,992
Bank loans	718,427	13,617	(233)	731,811
Catastrophe bonds	47,006	748	(182)	47,572
Asset-backed securities	500,195	2,750	(627)	502,318
Total fixed maturities	5,616,693	68,900	(9,041)	5,676,552
Total short-term investments	368,404	60	(845)	367,619
Other investments
Fund of hedge funds	4,192	273	(465)	4,000
Private equity investments	12,968	258	(301)	12,925
Hedge funds (a)	528,874	45,037	(67,143)	506,768
Mutual funds	6,199	2,894	—	9,093
Total other investments	552,233	48,462	(67,909)	532,786
Total	$6,537,330	$117,422	$(77,795)	$6,576,957
Noncontrolling interest (a)	$(450,000)	$(38,441)	$60,354	$(428,087)
Total investments excluding noncontrolling interest	$6,087,330	$78,981	$(17,441)	$6,148,870

(a)	Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost, gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,091,357	$7,957	$(84)	$1,099,230
Non-U.S. government and government agency	295,602	6,904	(227)	302,279
States, municipalities, political subdivision	41,286	800	(23)	42,063
Agency residential mortgage-backed securities	375,368	13,708	(202)	388,874
Non-agency residential mortgage-backed securities	106,536	1,266	(1,346)	106,456
U.S. corporate	1,189,173	21,681	(681)	1,210,173
Non-U.S. corporate	582,115	11,373	(223)	593,265
Bank loans	663,217	10,593	(427)	673,383
Catastrophe bonds	56,757	481	(291)	56,947
Asset-backed securities	607,103	5,767	(206)	612,664
Total fixed maturities	5,008,514	80,530	(3,710)	5,085,334
Total short-term investments	1,112,929	1,349	(28)	1,114,250
Other investments
Fund of hedge funds	4,677	299	(219)	4,757
Private equity investments	12,857	94	—	12,951
Hedge funds (a)	559,335	21,814	(42,623)	538,526
Mutual funds	6,199	2,015	—	8,214
Total other investments	583,068	24,222	(42,842)	564,448
Total	$6,704,511	$106,101	$(46,580)	$6,764,032
Noncontrolling interest (a)	(450,000)	(19,427)	36,690	(432,737)
Total investments excluding noncontrolling interest	$6,254,511	$86,674	$(9,890)	$6,331,295

(a)	Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2013 and December 31, 2012. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2013		December 31, 2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$820,687	14.5%	$1,062,794	20.9%
AA	2,338,976	41.2%	1,862,322	36.6%
A	1,285,519	22.6%	1,049,969	20.6%
BBB	447,761	7.9%	374,447	7.4%
Investment grade	4,892,943	86.2%	4,349,532	85.5%

BB	355,124	6.3%	373,907	7.4%
B	397,877	7.0%	330,416	6.5%
CCC	4,374	0.1%	4,483	0.1%
CC	3,261	—%	3,259	0.1%
D/NR	22,973	0.4%	23,737	0.4%
Non-Investment grade	783,609	13.8%	735,802	14.5%
Total Fixed Maturities	$5,676,552	100.0%	$5,085,334	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at March 31, 2013 and December 31, 2012 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$719,492	$725,393	$526,529	$530,499
Due after one year through five years	3,626,561	3,661,494	2,971,118	3,018,544
Due after five years through ten years	367,885	373,504	418,377	424,304
Due after ten years	3,081	3,063	3,483	3,993
	4,717,019	4,763,454	3,919,507	3,977,340
Asset-backed and mortgage-backed securities	899,674	913,098	1,089,007	1,107,994
Total	$5,616,693	$5,676,552	$5,008,514	$5,085,334

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)  Net investment income

Net investment income was derived from the following sources:

	Three Months Ended
	March 31, 2013	March 31, 2012
Fixed maturities and short-term investments	$27,531	$27,276
Cash and cash equivalents	533	2,317
Securities lending income	—	5
Total gross investment income	28,064	29,598
Investment expenses	(2,415)	(1,838)
Net investment income	$25,649	$27,760

(c)	Net realized gains (losses) and change in net unrealized gains (losses)

The following represents an analysis of net realized gains and the change in net unrealized (losses) gains on investments:

	Three Months Ended
	March 31, 2013	March 31, 2012
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$10,720	$10,008
Gross realized (losses)	(8,999)	(2,476)
Net realized gains on investments	1,721	7,532
Net unrealized gains on securities lending	—	37
Change in net unrealized (losses) gains on investments	(7,237)	20,634
Net change in unrealized (losses) gains on investments	$(7,237)	$20,671
Total net realized gains and change in net unrealized (losses) gains on investments	$(5,516)	$28,203
Noncontrolling interest (a)	4,651	—
Total net realized gains and change in net unrealized (losses) gains on investments excluding noncontrolling interest	$(865)	$28,203

(a)	Includes change in net unrealized (losses) on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d) Pledged investments

The following tables outline investments pledged as collateral under the Company's credit facilities. For further details of the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	March 31, 2013
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	380,087	524,195
$500,000 secured bi-lateral letter of credit facility	500,000	89,511	126,146
Talbot FAL Facility	25,000	25,000	36,830
PaCRe senior secured letter of credit facility	10,000	258	—
IPC Bi-lateral facility	80,000	25,882	98,771
$550,000 Flagstone Bi-lateral facility	550,000	296,979	487,127
	$2,090,000	$817,717	$1,273,069

	December 31, 2012
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	376,570	517,210
$500,000 secured bi-lateral letter of credit facility	500,000	92,402	125,991
Talbot FAL Facility	25,000	25,000	41,372
PaCRe senior secured letter of credit facility	10,000	219	—
IPC Bi-lateral facility	80,000	40,613	98,593
$550,000 Flagstone Bi-lateral facility	550,000	381,019	416,414
	$2,090,000	$915,823	$1,199,580

4. Fair Value Measurements

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The three levels of the fair value hierarchy are described below:

•	Level 1 - Fair values are measured based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•
Level 2 - Fair values are measured based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•
Level 3 - Fair values are measured based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own judgments about assumptions where there is little, if any, market activity for that asset or liability that market participants might use.

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment.

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead us to change the selection of our valuation technique (from market to cash flow approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance could cause an instrument to be reclassified between levels within the fair value hierarchy.

There have been no material changes in the Company's valuation techniques during the period represented by these consolidated financial statements. The following methods and assumptions were used in estimating the fair value of each class of financial instrument recorded in the Consolidated Balance Sheets.

(b) Level 1 and Level 2 assets measured at fair value

Fixed maturity investments

Fixed maturity investments included in Level 2 are U.S. government and government agency, non-U.S. government and government agency, states, municipalities, political subdivision, agency residential mortgage-backed, non-agency residential mortgage-backed, U.S. corporate, non-U.S. corporate, bank loans, catastrophe bonds and asset backed securities.

In general, the Company's fixed maturity investment portfolios are priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. The pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index.

In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets.

The Company considers these Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of the Company's fixed maturity investments are detailed below by asset class.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

U.S. government and government agency

Level 2 - U.S. government and agency securities consist primarily of debt securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Fixed maturity investments included in U.S. government and government agency securities are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.

Non-U.S. government and government agency

Level 2 - Non-U.S. government and government agency securities consist of debt securities issued by non-U.S. governments and their agencies along with supranational organizations (also known as sovereign debt securities). Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

States, municipalities, political subdivision

Level 2 - The Company's states, municipal and political subdivision portfolio contains debt securities issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government agency securities described above.

Agency residential mortgage-backed securities

Level 2 - The Company's agency residential mortgage-backed investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.

Non-agency residential mortgage-backed securities

Level 2 - The Company's non-agency mortgage-backed investments include non-agency prime residential mortgage-backed fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. Securities held in these sectors are primarily priced by pricing services using an option adjusted spread ("OAS") model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

U.S. corporate

Level 2 - Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The Company's corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Non - U.S. corporate

Level 2 - Non - U.S. corporate debt securities consist primarily of investment-grade debt of a wide variety of non-U.S. corporate issuers and industries. The Company's non - U.S. corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.

Bank loans

Level 2 - The Company's bank loan investments consist primarily of below-investment-grade debt of a wide variety of corporate issuers and industries. The Company's bank loans are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.

Catastrophe bonds

Level 2 - Catastrophe bonds are recorded at fair value and are based on broker or underwriter bid indications.

Asset-backed securities

Level 2 - Asset backed securities include mostly investment-grade debt securities backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO debt originated by a variety of financial institutions. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.

Short term investments

Level 1 & Level 2 - Short term investments consist primarily of highly liquid securities with maturities less than one year from the date of purchase. The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value. These securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value. The Company determined that certain of its short-term investments held in highly liquid money market-type funds would be included in Level 1 as their fair values are based on quoted market prices in active markets.

Mutual funds

Level 2 -Mutual funds consist of two investment funds which are invested in various quoted investments. The fair value of units in the mutual funds is based on the net asset value of the fund as reported by the fund manager.

(c) Level 3 assets measured at fair value

Other investments

Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds and private equity investments are the only financial instruments in this category as at March 31, 2013. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).

Other investments in Level 3 consist of hedge funds, a fund of hedge funds and private equity investments. Within the hedge fund industry, there is a general lack of transparency necessary to facilitate a detailed independent assessment of the values placed on the securities underlying the NAV provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures designed to assist us in the assessment of the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager and regular evaluation of fund performance against applicable benchmarks.

Hedge funds

The hedge funds were valued at $506,768 at March 31, 2013. The hedge funds consist of an investment in four Paulson & Co. managed funds (the "Paulson hedge funds") and three investment funds assumed from the Flagstone Acquisition (the "Flagstone investment funds"). The Paulson hedge funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's February 28, 2013 NAV was used as a partial basis for fair value measurement in the Company's March 31, 2013 balance sheet. The fund manager provides an estimate of the NAV at March 31, 2013 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, our valuation estimates have not materially differed from the subsequent NAVs. The Flagstone investment fund administrators provide either monthly or quarterly reported NAVs with a one-month or one-quarter delay in its valuation, respectively. As a result, the February 28, 2013 NAV or the December 31, 2012 NAV was used as a basis for fair value measurement in the Company's March 31, 2013 balance sheet. As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone investment funds are classified as Level 3 assets. The Paulson hedge funds noted above are subject to quarterly liquidity.

Private equity investments

Private equity investments consist of an investment in three private equity funds assumed from the Flagstone Acquisition. The private equity investments respective fund administrator provides either monthly or quarterly NAVs with a one-month or one-quarter delay in its valuation, respectively. As a result, the February 28, 2013 NAV or the December 31, 2012 NAV was used as a basis for fair value measurement in the Company's March 31, 2013 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the private equity investments are classified as Level 3 assets.

Fund of hedge funds

The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's February 28, 2013 NAV was used as a basis for fair value measurement in the Company's March 31, 2013 balance sheet. The fund manager provides an estimate of the fund NAV at March 31, 2013 based on the estimated performance provided from the underlying third-party funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2013, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,424,969	$—	$1,424,969
Non-U.S. government and government agency	—	396,201	—	396,201
States, municipalities, political subdivision	—	37,731	—	37,731
Agency residential mortgage-backed securities	—	384,496	—	384,496
Non-agency residential mortgage-backed securities	—	26,284	—	26,284
U.S. corporate	—	1,484,178	—	1,484,178
Non-U.S. corporate	—	640,992	—	640,992
Bank loans	—	731,811	—	731,811
Catastrophe bonds	—	47,572	—	47,572
Asset-backed securities	—	502,318	—	502,318
Total fixed maturities	—	5,676,552	—	5,676,552
Short-term investments	332,663	34,956	—	367,619
Other investments
Fund of hedge funds	—	—	4,000	4,000
Private equity investments	—	—	12,925	12,925
Hedge funds (a)	—	—	506,768	506,768
Mutual funds	—	9,093	—	9,093
Total other investments	—	9,093	523,693	532,786
Total	$332,663	$5,720,601	$523,693	$6,576,957
Noncontrolling interest (a)	—	—	(428,087)	(428,087)
Total investments excluding noncontrolling interest	$332,663	$5,720,601	$95,606	$6,148,870

(a)	Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2012, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,099,230	$—	$1,099,230
Non-U.S. government and government agency	—	302,279	—	302,279
States, municipalities, political subdivision	—	42,063	—	42,063
Agency residential mortgage-backed securities	—	388,874	—	388,874
Non-agency residential mortgage-backed securities	—	106,456	—	106,456
U.S. corporate	—	1,210,173	—	1,210,173
Non-U.S. corporate	—	593,265	—	593,265
Bank loans	—	673,383	—	673,383
Catastrophe bonds	—	56,947	—	56,947
Asset-backed securities	—	612,664	—	612,664
Total fixed maturities	—	5,085,334	—	5,085,334
Short-term investments	1,063,175	51,075	—	1,114,250
Other investments
Fund of hedge funds	—	—	4,757	4,757
Private equity investments	—	—	12,951	12,951
Hedge funds (a)	—	—	538,526	538,526
Mutual funds	—	8,214	—	8,214
Total other investments	—	8,214	556,234	564,448
Total	$1,063,175	$5,144,623	$556,234	$6,764,032
Noncontrolling interest (a)			(432,737)	(432,737)
Total investments excluding noncontrolling interest	$1,063,175	$5,144,623	$123,497	$6,331,295

(a)	Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

At March 31, 2013, Level 3 investments excluding the noncontrolling interest totaled $95,606 (December 31, 2012: $123,497), representing 1.6% (December 31, 2012: 2.0%) of total investments, excluding noncontrolling interest, measured at fair value on a recurring basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Other Investments	Estimated Fair Value
Level 3 investments - Beginning of period	$556,234	$556,234
Purchases	459	459
Sales	(31,334)	(31,334)
Realized gains	40	40
Unrealized (losses)	(1,706)	(1,706)
Level 3 investments - End of period	$523,693	$523,693
Noncontrolling interest (a)	(428,087)	(428,087)
Level 3 investments excluding noncontrolling interest	$95,606	$95,606

	Three Months Ended March 31, 2012
	Other Investments	Estimated Fair Value
Level 3 investments - Beginning of period	$8,880	$8,880
Purchases	1,529	1,529
Sales	(620)	(620)
Realized gains	28	28
Unrealized (losses)	(1,492)	(1,492)
Level 3 investments - End of period	$8,325	$8,325

(a)	Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

There have not been any transfers between Levels 1 and 2 during the three months ended March 31, 2013 or 2012. There have not been any transfers into or out of Level 3 during the three months ended March 31, 2013 or 2012.

5. Investments in affiliates

(a) Operating affiliates

AlphaCat Re 2011, Ltd.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. ("AlphaCat Re 2011"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Reinsurance, Ltd. ("Validus Re"), a wholly owned subsidiary of the Company, had a majority voting equity interest in AlphaCat Re 2011 and as a result the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

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

AlphaCat Re 2011 is now considered "off-risk" as all reinsurance contracts written by the company have expired. As a result, on January 4, 2013 and January 23, 2013, a partial return of investment was made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the return of investment was $46,436.

AlphaCat Re 2012, Ltd.

On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012, Ltd. ("AlphaCat Re 2012"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. The Company holds an equity interest of 37.9% and a voting interest of 49.0% in AlphaCat Re 2012, therefore the investment has been treated as an equity method investment as at March 31, 2013.

On February 22, 2013, a partial return of investment was made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the return of investment was $3,786.
AlphaCat 2013, Ltd.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, Ltd. ("AlphaCat 2013"), a special purpose vehicle formed for the purpose of investing in collateralized reinsurance. The Company holds an equity interest of 19.7% and a voting interest of 40.9% in AlphaCat 2013, therefore the investment has been treated as an equity method investment as at March 31, 2013.

The following table presents a reconciliation of the beginning and ending investment in operating affiliates balances for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Investment in operating affiliate (AlphaCat Re 2011)	Investment in operating affiliate (AlphaCat Re 2012)	Investment in operating affiliate (AlphaCat 2013)	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$137,111
Return of investment	(46,436)	(3,786)	—	(50,222)
Income from operating affiliates	449	1,825	1,100	3,374
As at March 31, 2013	$16,805	$27,358	$46,100	$90,263

The following table presents a reconciliation of the beginning and ending investment in operating affiliate balances for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Investment in operating affiliate (AlphaCat Re 2011)	Total
As at December 31, 2011	$53,031	$53,031
Income from operating affiliates	3,367	3,367
As at March 31, 2012	$56,398	$56,398

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012 and AlphaCat 2013 as at March 31, 2013:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$16,355	43.7%	22.3%	$16,805
AlphaCat Re 2012	25,533	49.0%	37.9%	27,358
AlphaCat 2013	45,000	40.9%	19.7%	46,100
Total	$86,888			$90,263

(b) Investment in Insurance Linked Securities ("ILS")
The Company received $219,400 of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at March 31, 2013. Income from this ILS fund was $149 for the three months ended March 31, 2013. The Company's investment in this fund amounted to $20,149 as at March 31, 2013. The Company's maximum exposure to loss with respect to this investment is limited to the investment carrying amount reported in the Company's Consolidated Balance Sheet.

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

The private equity limited partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the limited partnership's December 31, 2012 capital account statement was used as a basis for calculation of the Company's share of partnership income for the period.

The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Investment in limited partnership (Aquiline Financial Services Fund II L.P) (a)
As at December 31, 2012	$15,218
Capital contributions	1,341
Income from investment affiliate	1,477
As at March 31, 2013	$18,036

(a)	As at March 31, 2012, this investment was included in "Other investments" as a Level 3 investment in the fair value hierarchy.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investment in the Aquiline Financial Services Fund II L.P. as at March 31, 2013:

	Investment in non-consolidated affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P	$18,959	—%	6.7%	$18,036

6. Noncontrolling interest
 On April 2, 2012, the Company joined with other investors in capitalizing PaCRe a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. Validus Re has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe's earnings attributable to third party investors for the three months ended March 31, 2013 is recorded in the Consolidated Statements of Comprehensive Income as net loss attributable to noncontrolling interest. The Company has an equity interest of 10% and the remaining 90% interest is held by third party investors.
The Company received $219,400 of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. Validus Re has a majority participating interest in these funds and as a result, the financial statements of these funds are included in the consolidated financial statements of the Company. The portion of the AlphaCat ILS funds' earnings attributable to third party investors for the three months ended March 31, 2013 is recorded in the Consolidated Statements of Comprehensive Income within net loss/income attributable to noncontrolling interest.

The following table presents a reconciliation of the beginning and ending balances of noncontrolling interest for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	PaCRe	AlphaCat ILS Funds	Total
As at December 31, 2012	$434,280	$—	$434,280
Purchase of shares by noncontrolling interest	—	55,690	55,690
Net (loss) income attributable to noncontrolling interest	(3,135)	586	(2,549)
As at March 31, 2013	$431,145	$56,276	$487,421

There was no noncontrolling interest activity for the three months ended March 31, 2012.

7. Derivative instruments used in hedging activities

The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at March 31, 2013 the Company held a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP) as well as foreign currency forward contracts to mitigate the risk of fluctuations in the Euro to U.S. dollar exchange rates. As at March 31, 2013, the Company held two interest rate swap contracts to mitigate the risk of interest rate exposure on the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to mitigate the risk of interest rate and foreign exchange rate exposure on the payment of interest on the Flagstone's 2006 and 2007 Junior Subordinated Deferrable Interest Notes.

As part of the Flagstone Acquisition, the Company assumed foreign currency forward contracts which are not designated as hedging instruments.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the location and amount of the fair value of derivatives not designated as hedging instruments on the consolidated balance sheet at March 31, 2013:

		Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign currency forward contracts	$147,398	Other assets	$266	Accounts payable and accrued expenses	$2,646

The following table summarizes information on the location and amount of the fair value of derivatives designated as hedging instruments on the consolidated balance sheet at March 31, 2013:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign currency forward contracts	$55,450	Other assets	$701	Accounts payable and accrued expenses	$—
Interest rate swap contracts	$452,263	Other assets	$—	Accounts payable and accrued expenses	$447

The following table summarizes information on the location and amount of the fair value of derivatives not designated as hedging instruments on the consolidated balance sheet at December 31, 2012:

		Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Currency swaps	$17,153	Other assets	$—	Accounts payable and accrued expenses	$772
Foreign currency forward contracts	$310,541	Other assets	$—	Accounts payable and accrued expenses	$394

The following table summarizes information on the location and amount of the fair value of derivatives designated as hedging instruments on the consolidated balance sheet at December 31, 2012:

		Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments:	Notional amount	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Foreign currency forward contracts	$35,976	Other assets	$—	Accounts payable and accrued expenses	$223
Interest rate swap contracts	$289,800	Other assets	$—	Accounts payable and accrued expenses	$220

(a)	Classification within the fair value hierarchy

As described in Note 4: "Fair value measurements", under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation are observable in the marketplace, can be derived from observable data or are supported by observable levels at which other similar transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

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

The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three months ended March 31, 2013 and 2012:

		Three Months Ended March 31, 2013
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign currency forward contracts	Foreign exchange gains (losses)	$1,261	$(1,261)	$—

		Three Months Ended March 31, 2012
Derivatives designated as fair value hedges and related hedged item:	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income on derivative	Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Foreign currency forward contracts	Foreign exchange gains (losses)	$(3,319)	$3,319	$—

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

The following table provides the total impact on other comprehensive income and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three months ended March 31, 2013:

		Three Months Ended March 31, 2013
Derivatives designated as cash flow hedges and related hedged item:	Location of the effective portion recognized in other comprehensive (loss) recognized in income	Location of the effective portion subsequently reclassified to earnings and the ineffective portion excluded from effectiveness testing	Amount of effective portion recognized in other comprehensive income	Amount of effective portion subsequently reclassified to earnings	Amount of ineffective portion excluded from effectiveness testing
Interest rate swap contracts	Other comprehensive income	Finance expenses	$1,608	$(1,608)	$—

There was no interest rate swap contract activity for the three months ended March 31, 2012.

(d) Balance sheet offsetting

There was no balance sheet offsetting activity as at March 31, 2013 or December 31, 2012.

The Company currently provides cash collateral as security for interest rate swap contracts. The Company does not provide cash collateral or financial instruments as security for foreign currency forward contracts. Our derivative instruments are generally traded under International Swaps and Derivatives Association master netting agreements, which establish terms that apply to all transactions. On a periodic basis, the amounts receivable from or payable to the counterparties are settled in cash. The Company has not elected to settle multiple transactions with an individual counterparty on a net basis.

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

 The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Reserve for losses and loss expenses, beginning of period	$3,517,573	$2,631,143
Losses and loss expenses recoverable	(439,967)	(372,485)
Net reserves for losses and loss expenses, beginning of period	3,077,606	2,258,658
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	210,569	262,413
Prior years	(65,798)	(30,424)
Total incurred losses and loss expenses	144,771	231,989
Total net paid losses	(260,112)	(204,223)
Foreign exchange	(33,826)	11,894
Net reserve for losses and loss expenses, end of period	2,928,439	2,298,318
Losses and loss expenses recoverable	429,252	351,292
Reserve for losses and loss expenses, end of period	$3,357,691	$2,649,610

9. Reinsurance

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

Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2013, 97.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $181,163 of IBNR recoverable (December 31, 2012: $185,255). Reinsurance recoverables by reinsurer are as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2013		December 31, 2012
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$339,061	76.2%	$360,234	74.1%
Other reinsurers’ balances > $1 million	97,409	21.9%	115,262	23.7%
Other reinsurers’ balances < $1 million	8,613	1.9%	10,906	2.2%
Total	$445,083	100.0%	$486,402	100.0%

	March 31, 2013
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$69,769	20.6%
National Indemnity	AA+	64,667	19.1%
Everest Re	A+	52,863	15.6%
Hannover Re	AA-	42,431	12.5%
Fully Collateralized	NR	29,906	8.8%
Transatlantic Re	A+	20,584	6.1%
Swiss Re	AA-	17,574	5.2%
XL Re	A	15,350	4.5%
Tokio Millennium	AA+	13,439	4.0%
Munich Re	AA-	12,478	3.6%
Total		$339,061	100.0%

	December 31, 2012
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$71,469	19.9%
National Indemnity	AA+	59,941	16.6%
Everest Re	A+	51,340	14.3%
Fully Collateralized	NR	47,445	13.2%
Hannover Re	AA-	40,552	11.3%
Munich Re	AA-	20,954	5.8%
Transatlantic Re	A+	20,320	5.6%
Swiss Re	AA-	16,992	4.7%
Allianz	AA-	16,367	4.5%
XL Re	A	14,854	4.1%
Total		$360,234	100.0%

NR: Not rated

At March 31, 2013 and December 31, 2012, the provision for uncollectible reinsurance relating to losses recoverable was $6,046 and $6,602, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $445,083 reinsurance recoverable at March 31, 2013 (December 31, 2012: $486,402), $29,906 was fully collateralized (December 31, 2012: $47,445).

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

10. Share capital

(a)	Authorized and issued

The Company’s authorized share capital is 571,428,571 voting common shares with a par value of $0.175 per share. The holders of voting common shares are entitled to receive dividends. Holders of voting common shares are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures, Junior Subordinated Deferrable Interest Notes and Senior Notes. On February 6, 2013, the Board of Directors of the Company announced an increase in the Company's common share purchase authorization to $500,000. This amount is in addition to the $1,206,845 of common shares repurchased by the Company through February 6, 2013 under its previously authorized share repurchase programs.

The Company has repurchased approximately 45,042,446 common shares for an aggregate purchase price of $1,276,536 from the inception of its share repurchase program to March 31, 2013. The Company had $430,309 remaining under its authorized share repurchase program as of March 31, 2013.

On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone from a group of institutional and other investors. Pursuant to the Merger Agreement, the Company acquired all of Flagstone's outstanding common shares in exchange for the Company's common shares and cash. The Company issued 14,202,664 common shares, net of 87,725 shares withheld for income taxes, valued at $34.87 per share as partial consideration for the acquisition. In addition, 1,638,875 common shares recorded in treasury are owned by Flagstone (Bermuda) Holdings Limited, a wholly-owned subsidiary of Validus Holdings, Ltd. As part of the Flagstone Acquisition, warrants to acquire Flagstone shares were converted into 121,942 warrants to acquire the Company's common shares. In accordance with the merger agreement, these warrants have a $62.02 strike price and expire on December 31, 2013.

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

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	130,637
Restricted share units vested, net of shares withheld	3,796
Options exercised	128,020
Direct issuance of common stock	183
Deferred share units vested, net of shares withheld	2,935
Common shares issued, March 31, 2013	152,963,762
Shares repurchased, March 31, 2013	(46,681,321)
Common shares outstanding, March 31, 2013	106,282,441

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	229,688
Restricted share units vested, net of shares withheld	5,101
Options exercised	7,149
Common shares issued, March 31, 2012	134,745,003
Shares repurchased, March 31, 2012	(35,404,545)
Common shares outstanding, March 31, 2012	99,340,458

(b)	Warrants

During the three months ended March 31, 2013 and 2012, no warrants were exercised. No further warrants are anticipated to be issued. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date.

(c)	Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  The total outstanding deferred share units at March 31, 2013 were nil (December 31, 2012: 5,001).

As of February 16, 2013, John Hendrickson became an employee director. As a result, his 5,039 deferred share units vested and 2,935 common shares were issued to him, net of shares withheld for taxes.

(d)	Dividends

On February 6, 2013 the Company announced a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable (the "2013 Special Dividend"). The 2013 Special Dividend was paid on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.

In addition, the Company announced a quarterly cash dividend of $0.30 (2012: $0.25) per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 29, 2013 to holders of record on March 15, 2013.

11. Stock plans

Long Term Incentive Plan and Short Term Incentive Plan

The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 3,016,246 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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

Share compensation expenses in respect of options of $nil were recorded for the three months ended March 31, 2013 (2012: $135). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

A modification event was triggered as a result of the 2013 Special Dividend. In accordance with the terms of the LTIP under which the options were issued, an adjustment was required to protect the holders of such stock options from changes in the value of the stock options following the declaration of the special dividend. The modification of the options included a decrease in the exercise price of each stock option and an increase in the number of shares underlying each stock option. The fair value of the options before and after the modification was unchanged.

Activity with respect to options for the three months ended March 31, 2013 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2012	1,823,947	$6.52	$20.69
Options regranted (repriced)	1,833,414	6.76	19.02
Options granted	—	—	—
Options exercised	(128,020)	3.40	28.98
Options cancelled (repriced)	(1,733,139)	6.76	20.12
Options forfeited	—	—	—
Options outstanding, March 31, 2013	1,796,202	$6.75	$18.95
Options exercisable, March 31, 2013	1,796,202	$6.75	$18.95
Activity with respect to options for the three months ended March 31, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options granted	—	—	—
Options exercised	(7,149)	6.90	24.69
Options forfeited	—	—	—
Options outstanding, March 31, 2012	2,255,863	$6.69	$20.10
Options exercisable, March 31, 2012	2,227,043	$6.64	$20.08

At March 31, 2013, there were $nil (December 31, 2012: $nil) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.0 years (December 31, 2012: 0.0 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

ii.Restricted share awards

Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $4,061 were recorded for the three months ended March 31, 2013 (2012: $5,940). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share awards for the three months ended March 31, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	22,005	35.63
Restricted share awards vested	(148,304)	25.97
Restricted share awards forfeited	(93,993)	28.42
Restricted share awards outstanding, March 31, 2013	1,950,255	$29.60

Activity with respect to unvested restricted share awards for the three months ended March 31, 2012 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	4,500	30.49
Restricted share awards vested	(259,017)	25.52
Restricted share awards forfeited	(20,371)	27.96
Restricted share awards outstanding, March 31, 2012	2,728,659	$25.78

At March 31, 2013, there were $38,226 (December 31, 2012: $43,952) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2012: 2.6 years ).

iii.Restricted share units

Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $121 were recorded for the three months ended March 31, 2013 (2012: $120). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share units for the three months ended March 31, 2013 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Restricted share units vested	(5,468)	25.27
Restricted share units issued in lieu of cash dividends	3,020	29.69
Restricted share units outstanding, March 31, 2013	44,790	$30.15

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share units for the three months ended March 31, 2012 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2011	53,312	$27.60
Restricted share units vested	(7,314)	24.27
Restricted share units issued in lieu of cash dividends	408	27.90
Restricted share units outstanding, March 31, 2012	46,406	$28.13

At March 31, 2013, there were $861 (December 31, 2012: $978) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2012: 2.6 years).

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

Share compensation expenses of ($1,864) were recorded for the three months ended March 31, 2013 (2012: ($757)). The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.

Activity with respect to unvested performance share awards for the three months ended March 31, 2013 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2012	220,845	$31.81
Performance share awards forfeited	(128,667)	32.41
Performance share awards outstanding, March 31, 2013	92,178	$30.99

Activity with respect to unvested performance share awards for the three months ended March 31, 2012 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards forfeited	(99,302)	28.70
Performance share awards outstanding, March 31, 2012	179,717	$31.91

At March 31, 2013, there were $1,148 (December 31, 2012: $3,328) of total unrecognized share compensation expenses in respect of PSAs that are expected to be recognized over a weighted-average period of 1.7 years (December 31, 2012: 1.7 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

 Total share compensation expenses

The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Options	$—	$135
Restricted share awards	4,061	5,940
Restricted share units	121	120
Performance share awards	(1,864)	(757)
Total	$2,318	$5,438

12. Debt and financing arrangements

(a)	Financing structure and finance expenses

The financing structure at March 31, 2013 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,117
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	380,087	—
$500,000 bi-lateral secured letter of credit facility	500,000	89,511	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	258	—
IPC Bi-Lateral Facility	80,000	25,882	—
$550,000 Flagstone Bi-Lateral Facility	550,000	296,979	—
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	136,662	136,662	136,662
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	113,750	113,750	113,750
Total	$2,940,412	$1,607,929	$787,329

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The financing structure at December 31, 2012 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,090
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	376,570	—
$500,000 secured letter of credit facility	500,000	92,402	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	219	—
IPC Bi-Lateral Facility	80,000	40,613	—
$550,000 Flagstone Bi-Lateral Facility	550,000	381,019	—
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	137,159	137,159	137,159
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	113,750	113,750	113,750
Total	$2,940,909	$1,706,532	$787,799

(a)	Indicates utilization of commitment amount, not drawn borrowings.

(b)
Talbot operates in the Lloyd’s market ("Lloyds") through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies.  Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.

Finance expenses consist of interest on our junior subordinated deferrable debentures, junior subordinated deferrable interest notes, senior notes, AlphaCat variable funding notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges and the costs of FAL as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
2006 Junior Subordinated Deferrable Debentures	$2,187	$1,549
2007 Junior Subordinated Deferrable Debentures	1,809	3,029
2010 Senior Notes due 2040	5,597	5,597
AlphaCat Variable Funding Notes (a)	11,191	—
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	1,472	—
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	1,072	—
Credit facilities	954	6,016
Bank charges	133	57
Talbot FAL Facility	31	31
Total	$24,446	$16,279

(a)	Refer to Note 13: "AlphaCat variable funding notes" for further details.

(b)	$250,000 2010 Senior Notes due 2040

On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “2010 Senior Notes”) in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the prospectus supplement of the 2010 Senior Notes. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 2010 Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

July 26, 2010.  The net proceeds of $243,967 from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and payment of dividends to shareholders.  Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 2010 Senior Notes. There were no redemptions made during the three months ended March 31, 2013 and 2012.

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

(c)	Junior subordinated deferrable debentures and Junior subordinated deferrable interest notes

On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “2006 Junior Subordinated Deferrable Debentures”). The 2006 Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest was payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 2006 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the three months ended March 31, 2013 and 2012.

On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “2007 Junior Subordinated Deferrable Debentures”). The 2007 Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest was payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 2007 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the three months ended March 31, 2013 and 2012.

As part of the acquisition of Flagstone, the Company assumed $136,662 of junior subordinated deferrable interest notes due 2036 (the “Flagstone 2006 Junior Subordinated Deferrable Interest Notes”). The Flagstone 2006 Junior Subordinated Deferrable Interest Notes mature on September 15, 2036, are redeemable at the Company's option at par beginning as of September 15, 2011, and require quarterly interest payments by the Company to the holders of the Flagstone 2006 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 354 basis points, reset quarterly. There were no redemptions made during the three months ended March 31, 2013 and 2012.

 As part of the acquisition of Flagstone, the Company assumed $113,750 of junior subordinated deferrable interest notes due 2037 (the “Flagstone 2007 Junior Subordinated Deferrable Interest Notes”). Of these, $88,750 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on July 30, 2037, are redeemable at the Company's option at par as of July 30,

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 300 basis points, reset quarterly. The remaining $25,000 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on September 15, 2037, are redeemable at the Company's option at par as of September 15, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 310 basis points, reset quarterly. There were no redemptions made during the three months ended March 31, 2013 and 2012.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2013, to be increased quarterly by an amount equal to 50.0% of the Company's consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders' equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than "B++" (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.

As of March 31, 2013, there was $380,087 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2012: $376,570) and $nil outstanding under the Four Year Unsecured Facility (December 31, 2012: $nil).

As of March 31, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL Facility. As of March 31, 2013, the Company had $25,000 (December 31, 2012: $25,000) in outstanding letters of credit under this facility.

As of March 31, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(iii)	IPC Syndicated Facility and IPC Bi-Lateral Facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility. In July 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of March 31, 2013, $25,882 of outstanding letters of credit were issued under the IPC Bi-Lateral Facility (December 31, 2012: $40,613).

As of March 31, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC Bi-Lateral Facility.

(iv) $500,000 secured bi-lateral letter of credit facility

On August 10, 2009, Validus Re entered into an uncommitted $500,000 secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured Bi-Lateral Letter of Credit Facility”). Letters of credit were first issued under the Secured Bi-Lateral Letter of Credit Facility during the first quarter of 2012. As of March 31, 2013, $89,511 of letters of credit were outstanding under the Secured Bi-Lateral Letter of Credit Facility (December 31, 2012: $92,402). The Secured Bi-Lateral Letter of Credit Facility has no fixed termination date and as of March 31, 2013, Validus Re is in compliance with all terms and covenants thereof.

(v) $10,000 PaCRe Senior secured letter of credit facility

On May 11, 2012, PaCRe (as Borrower) and its subsidiary, PaCRe Investments, Ltd. (as Guarantor) entered into a 364-Day secured revolving credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. As of March 31, 2013, $258 of letters of credit were outstanding under this facility (December 31, 2012: $219).

As of March 31, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the PaCRe Senior secured letter of credit facility.

(vi) $550,000 Flagstone Bi-Lateral Facility

As part of the Flagstone Acquisition, the Company assumed a Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At March 31, 2013, the Flagstone Bi-Lateral Facility had $296,979 letters of credit issued and outstanding (December 31, 2012: $381,019).

As of March 31, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

13. AlphaCat variable funding notes

AlphaCat Master Fund Ltd. (“Master Fund”), a Bermuda registered exempt mutual fund company and AlphaCat Reinsurance Ltd. (“AlphaCat Re”), a Bermuda Class 3 licensed insurance company, issued Variable Funding Notes (“VFNs”) to the AlphaCat ILS Funds ("ILS Funds") and AlphaCat 2013.

The purpose of the VFNs is to enable the ILS Funds to invest in specific contracts or cat bonds through the market facing entities. The economic benefit of the investments is transferred to the ILS Funds and AlphaCat 2013 by way of interim payments, which accrue to the ILS Funds and sidecars according to the earnings in AlphaCat Re and Master Fund.

The following table presents a summary of the AlphaCat VFNs on the balance sheet as at March 31, 2013:

March 31, 2013
AlphaCat 2013	$161,439
AlphaCat ILS Funds	129,149
Total	$290,588

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

For details on the AlphaCat VFNs interest expense which is included in the Company's Consolidated Statements of Comprehensive Income, refer to Note 12: "Debt and financing arrangements."

14. Commitments and contingencies

(a)	Concentrations of credit risk

The Company's investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher, with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding government and agency securities. With the exception of the Company's bank loan portfolio, which represents 11.1% of the Company's total investments as at March 31, 2013, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At March 31, 2013, 1.1% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 0.7% of its investment portfolio, other than with respect to government and agency securities.

(b)	Funds at Lloyd's

The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level between $403,700 and $428,700 which would call on this arrangement.
Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on Syndicate 1183's business plan, rating environment, reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd's (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at March 31, 2013 amounted to $428,700 (December 31, 2012: $428,700) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2012: $25,000).
The amounts which the Company provides as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

(c)	Lloyd's Central Fund

Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2013 estimated premium income at Lloyd's of £620,000, the March 31, 2013 exchange rate of £1 equals $1.5187 and assuming the maximum 3% assessment, the Company would be assessed approximately $28,248.
(d) Aquiline Commitment
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. The Company's remaining commitment at March 31, 2013 was $31,041.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

15. Related party transactions

The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 6,255,943 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three months ended March 31, 2013 of $1,795 (2012: $297) of which $198 was included in premiums receivable at March 31, 2013 (December 31, 2012: $251). The Company also recognized reinsurance premiums ceded during the three months ended March 31, 2013 of $4 (2012: $nil) and recorded $4,417 of loss reserves recoverable at March 31, 2013 (December 31, 2012: $3,694). Earned premium adjustments of $719 (2012: $362) were recorded during the three months ended March 31, 2013.
Aquiline was previously a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. As of March 31, 2013, Tiger Risk was no longer a related party due to Aquiline's disposal of its investment. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk for the three months ended March 31, 2012 of $290 of which $964 was included in accounts payable and accrued expenses at December 31, 2012.

On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, the Chairman of Talbot Holdings Ltd. and a director of the Company, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the three months ended March 31, 2013 were $191 (2012: $203) of which $196 was included in accounts payable and accrued expenses at March 31, 2013 (December 31, 2012: $201).
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three months ended March 31, 2013, the Company incurred $120 (2012: $1,436) in partnership fees and made $1,341 (2012: $1,529) of capital contributions respectively, of which $nil were included in accounts payable and accrued expenses at March 31, 2013 (December 31, 2012: $nil).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic earnings per share
Net income	$220,694	$124,234
Loss attributable to noncontrolling interest	2,549	—
Net income available to Validus	223,243	124,234
Less: Dividends and distributions declared on outstanding warrants	(14,464)	(1,729)
Income available to common shareholders	$208,779	$122,505

Weighted average number of common shares outstanding	107,386,438	99,425,140

Basic earnings per share available to common shareholders	$1.94	$1.23

Diluted earnings per share
Net income	$220,694	$124,234
Loss attributable to noncontrolling interest	2,549	—
Net income available to Validus	223,243	124,234
Less: Dividends and distributions declared on outstanding warrants	(14,464)	—
Income available to common shareholders	$208,779	$124,234

Weighted average number of common shares outstanding	107,386,438	99,425,140
Share equivalents:
Warrants	—	3,022,971
Stock options	1,631,556	813,863
Unvested restricted shares	1,035,005	1,834,116
Weighted average number of diluted common shares outstanding	110,052,999	105,096,090

Diluted earnings per share available to common shareholders	$1.90	$1.18

Share equivalents that would result in the issuance of common shares of 104,405 (2012: 16,660) were outstanding for the three months ended March 31, 2013, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

17. Segment information

The Company conducts its operations worldwide through two wholly-owned subsidiaries, Validus Reinsurance, Ltd. and Talbot Holdings Ltd. from which three operating segments have been determined under U.S. GAAP segment reporting. During the first quarter of 2012, to better align the Company's operating and reporting structure with its current strategy, there was a change in the segment structure. This change included the AlphaCat group of companies as a separate operating segment. "AlphaCat segment" was included as an additional segment and includes the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, PaCRe and the AlphaCat ILS funds. The Company's operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each business requires different strategies.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Validus Re Segment

The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers' compensation, crisis management, contingency, motor, technical lines and composite.

AlphaCat Segment

The AlphaCat segment manages strategic relationships that leverage the Company's underwriting and investment expertise and earns management, performance and underwriting fees primarily from the Company's operating affiliates, AlphaCat Re 2011, AlphaCat Re 2012 and AlphaCat 2013 as well as investments in PaCRe and the AlphaCat ILS funds.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended March 31, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$747,963	$96,516	$293,530	$(33,249)	$1,104,760
Reinsurance premiums ceded	(125,728)	—	(94,737)	33,249	(187,216)
Net premiums written	622,235	96,516	198,793	—	917,544
Change in unearned premiums	(319,101)	(68,899)	1,517	—	(386,483)
Net premiums earned	303,134	27,617	200,310	—	531,061

Underwriting deductions
Losses and loss expenses	73,402	—	71,369	—	144,771
Policy acquisition costs	51,744	2,638	40,526	(1,297)	93,611
General and administrative expenses	29,441	4,037	30,912	15,889	80,279
Share compensation expenses	1,413	77	1,405	(577)	2,318
Total underwriting deductions	156,000	6,752	144,212	14,015	320,979

Underwriting income (loss)	$147,134	$20,865	$56,098	$(14,015)	$210,082

Net investment income	23,193	881	4,718	(3,143)	25,649
Other income	13,490	6,633	—	(17,438)	2,685
Finance expenses	(3,252)	(11,325)	(74)	(9,795)	(24,446)
Operating income (loss) before taxes and income from operating affiliates	180,565	17,054	60,742	(44,391)	213,970
Tax benefit (expense)	1,757	—	(1,054)	(385)	318
Income from operating affiliates	—	3,523	—	—	3,523
Net operating income (loss)	$182,322	$20,577	$59,688	$(44,776)	$217,811

Net realized gains on investments	1,593	—	128	—	1,721
Net unrealized (losses) on investments	(2,193)	(4,788)	(256)	—	(7,237)
Income from investment affiliate	1,477	—	—	—	1,477
Foreign exchange gains (losses)	11,162	(1,187)	(3,918)	865	6,922
Net income (loss)	$194,361	$14,602	$55,642	$(43,911)	$220,694

Net loss attributable to noncontrolling interest	—	2,549	—	—	2,549
Net income (loss) available (attributable) to Validus	$194,361	$17,151	$55,642	$(43,911)	$223,243

Selected ratios (a):
Net premiums written / Gross premiums written	83.2%	100.0%	67.7%		83.1%

Losses and loss expenses	24.2%	0.0%	35.6%		27.3%

Policy acquisition costs	17.1%	9.6%	20.2%		17.6%
General and administrative expenses (b)	10.2%	14.9%	16.1%		15.6%
Expense ratio	27.3%	24.5%	36.3%		33.2%

Combined ratio	51.5%	24.5%	71.9%		60.5%

Total assets	$6,299,481	$1,189,190	$3,043,312	$32,417	$10,564,400

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended March 31, 2012	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$566,866	$3,518	$293,253	$(26,348)	$837,289
Reinsurance premiums ceded	(30,001)	—	(103,399)	26,348	(107,052)
Net premiums written	536,865	3,518	189,854	—	730,237
Change in unearned premiums	(283,856)	(855)	5,673	—	(279,038)
Net premiums earned	253,009	2,663	195,527	—	451,199

Underwriting deductions
Losses and loss expenses	124,206	—	107,783	—	231,989
Policy acquisition costs	38,790	256	38,738	348	78,132
General and administrative expenses	17,252	1,032	33,348	14,743	66,375
Share compensation expenses	1,872	52	1,348	2,166	5,438
Total underwriting deductions	182,120	1,340	181,217	17,257	381,934

Underwriting income (loss)	$70,889	$1,323	$14,310	$(17,257)	$69,265

Net investment income	23,577	659	5,790	(2,266)	27,760
Other income	2,219	7,974	1,026	(2,328)	8,891
Finance expenses	(3,694)	(2)	(31)	(12,552)	(16,279)
Operating income (loss) before taxes and income from operating affiliates	92,991	9,954	21,095	(34,403)	89,637
Tax (expense)	(7)	—	(132)	—	(139)
Income from operating affiliates	—	3,367	—	—	3,367
Net operating income (loss)	$92,984	$13,321	$20,963	$(34,403)	$92,865

Net realized gains on investments	6,242	—	1,290	—	7,532
Net unrealized gains (losses) on investments	19,865	(597)	1,403	—	20,671
Foreign exchange (losses) gains	(262)	(9)	3,623	(186)	3,166
Net income (loss)	$118,829	$12,715	$27,279	$(34,589)	$124,234

Net (income) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) available (attributable) to Validus	$118,829	$12,715	$27,279	$(34,589)	$124,234

Selected ratios (a):
Net premiums written / Gross premiums written	94.7%	100.0%	64.7%		87.2%

Losses and loss expenses	49.1%	0.0%	55.1%		51.4%

Policy acquisition costs	15.3%	9.6%	19.8%		17.3%
General and administrative expenses (b)	7.6%	40.7%	17.7%		15.9%
Expense ratio	22.9%	50.3%	37.5%		33.2%

Combined ratio	72.0%	50.3%	92.6%		84.6%

Total assets	$4,940,727	$237,528	$2,929,817	$13,797	$8,121,869

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended March 31, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$236,496	$17,489	$20,541	$(6,864)	$267,662	24.2%
Worldwide excluding United States (a)	50,308	14,689	39,458	(4,508)	99,947	9.0%
Australia and New Zealand	25,026	2,183	3,005	(230)	29,984	2.7%
Europe	40,870	1,964	18,311	(2,848)	58,297	5.3%
Latin America and Caribbean	8,418	—	42,000	(3,218)	47,200	4.3%
Japan	737	—	654	(50)	1,341	0.1%
Canada	2,642	318	2,706	(525)	5,141	0.5%
Rest of the world (b)	19,079	—	18,314	(1,403)	35,990	3.3%
Sub-total, non United States	147,080	19,154	124,448	(12,782)	277,900	25.2%
Worldwide including United States (a)	100,540	59,873	19,156	(3,689)	175,880	15.9%
Other location non-specific (c)	263,847	—	129,385	(9,914)	383,318	34.7%
Total	$747,963	$96,516	$293,530	$(33,249)	$1,104,760	100.0%

	Three Months Ended March 31, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$106,936	$1,326	$18,426	$(1,656)	$125,032	14.9%
Worldwide excluding United States (a)	37,116	279	51,317	(4,611)	84,101	10.0%
Australia and New Zealand	24,785	—	3,534	(316)	28,003	3.3%
Europe	45,274	338	15,247	(1,370)	59,489	7.1%
Latin America and Caribbean	3,789	—	40,570	(3,645)	40,714	4.9%
Japan	(1,311)	—	660	(59)	(710)	(0.1)%
Canada	2,430	—	3,522	(318)	5,634	0.7%
Rest of the world (b)	17,397	—	20,482	(1,840)	36,039	4.3%
Sub-total, non United States	129,480	617	135,332	(12,159)	253,270	30.2%
Worldwide including United States (a)	103,575	1,575	14,797	(1,329)	118,618	14.2%
Other location non-specific (c)	226,875	—	124,698	(11,204)	340,369	40.7%
Total	$566,866	$3,518	$293,253	$(26,348)	$837,289	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other location non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable such as marine and aerospace risks and can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Subsequent events

(a)	Quarterly Dividend

On May 1, 2013, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on June 28, 2013 to holders of record on June 14, 2013.

(b)	Longhorn Re Acquisition

On April 25, 2013, the Company acquired Longhorn Re, Ltd., a single contract, Bermuda domiciled crop reinsurer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended March 31, 2013 and 2012 and the Company's consolidated financial condition, liquidity and capital resources at March 31, 2013 and December 31, 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

For a variety of reasons, the Company's historical financial results may not accurately indicate future performance. See "Cautionary Note Regarding Forward-Looking Statements." The Risk Factors set forth in Item 1A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Executive Overview
The Company conducts its operations worldwide through three operating segments which have been determined under U.S. GAAP segment reporting, Validus Re, Talbot and AlphaCat. The Company, provides reinsurance, insurance and insurance linked securities ("ILS") fund management. Validus Re is a Bermuda based reinsurer focused on short tail lines of reinsurance. Talbot is the Bermuda parent of the specialty insurance group primarily operating within the Lloyd's insurance market through Syndicate 1183.  AlphaCat is a Bermuda based investment adviser, managing third-party capital in insurance linked securities and other investments in the property catastrophe reinsurance space.
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

On April 2, 2012, the Company capitalized PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance.  PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. The Company underwrites business for PaCRe, for which it paid a profit commission based on the company's underwriting results. As Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements for the Company. The portion of PaCRe's earnings attributable to third party investors for the three months ended March 31, 2013 is recorded in the consolidated Statements of Comprehensive Income (Loss) as "Net (income) loss attributable to noncontrolling interest."

On May 29, 2012, the Company announced that it has joined with other investors in capitalizing AlphaCat Re 2012. AlphaCat Re 2012 is a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. AlphaCat Re 2012 was funded with $70.0 million of equity capital. The Company underwrites business for AlphaCat Re 2012, for which it is paid a commission for originating the business and a profit commission based on underwriting results. Validus Re has an equity interest and voting rights in AlphaCat Re 2012 which is below 50%, therefore the investment in AlphaCat Re 2012 is included as an equity method investment in the consolidated financial statements of the Company.

On February 22, 2013, a partial return of investment was made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the return of investment was $3.8 million.
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone Reinsurance Holdings S.A. ("Flagstone"), strengthening the Company's leading property catastrophe reinsurance and short-tail specialty insurance platform. For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, a special purpose vehicle formed for the purpose of investing in collateralized reinsurance. AlphaCat 2013 was funded with $230.0 million of contributed capital. Validus Re has an equity interest and voting rights in AlphaCat 2013 which is below 50%, therefore the investment in AlphaCat 2013 is included as an equity method investment in the consolidated financial statements of the Company.

On December 17, 2012, the Company also received $219.4 million of third party subscriptions for three AlphaCat ILS Funds. Validus Re holds a majority of participation rights in two of the funds, therefore the financial statements of these funds are included in the consolidated financial statements of the Company. The portion of the funds' earnings attributable to third party investors for the three months ended March 31, 2013 is recorded in the consolidated Statements of Comprehensive Income as "Net loss attributable to noncontrolling interest." The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at March 31, 2013. The Company's maximum exposure to loss with respect to this investment is limited to the investment carrying amount reported in the Company's Consolidated Balance Sheet.

AlphaCat Re 2011 is now considered "off-risk" as all reinsurance contracts written by the company have expired. As a result, on January 4, 2013 and January 23, 2013, a partial return of investment was made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the return of investment was $46.4 million.

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

 During the January 2012 renewal season, the Validus Re segment showed rate improvement relative to 2011. This improvement was largely due to the large catastrophe loss activity during 2011. During the first quarter of 2012, Talbot experienced rate increases in loss affected lines without seeing a systemic rise in rates across all lines. During the July 2012 renewal period, the Validus Re segment experienced rate improvements in the U.S. property lines while European and Latin American property rates were unchanged. The Talbot segment experienced a rate increase of 2.7% across the portfolio, with some lines performing in line with expectations and other lines either de-risking or reassessing the respective portfolio.

During the January 2013 renewal season, the Validus Re and AlphaCat segments underwrote $655.7 million in gross premiums written, an increase of 12.7% from the prior year period. This increase was driven primarily by an increase in gross premiums written in the specialty lines. This renewal data does not include Talbot’s operations as its business is distributed relatively evenly throughout the year. Talbot experienced a rate increase of 1.9% across the portfolio, driven largely by the marine and energy liability, onshore energy international, financial institutions and marine treaty accounts.
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

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012
Annualized return on average equity	22.5%	14.2%	11.3%

The increase in annualized return on average equity for the three months ended March 31, 2013 was driven primarily by an increase in net income. Net income available to Validus for the three months ended March 31, 2013 increased by $99.0 million, or 79.7% compared to the three months ended March 31, 2012. The increase in net income for the three months ended March 31, 2013 was primarily due to an increase in underwriting income of $140.8 million, partially offset by an unfavorable movement of $27.9 million in net unrealized gains (losses) on investments.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased by $0.43, or 1.2%, from $35.22 at December 31, 2012 to $34.79 at March 31, 2013, primarily due to the special dividend of $2.00 per share and an increase in the quarterly dividend from $0.25 to $0.30 per share which was paid during the three months ended March 31, 2013. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. On May 1, 2013, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on June 28, 2013 to holders of record on June 14, 2013.

Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended March 31, 2013 and 2012 was $210.1 million and $69.3 million, respectively. Underwriting income is a non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

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

Critical accounting policies and estimates are discussed further in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

The following table presents results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012 (a)
Underwriting income
Gross premiums written	$1,104,760	$837,289
Reinsurance premiums ceded	(187,216)	(107,052)
Net premiums written	917,544	730,237
Change in unearned premiums	(386,483)	(279,038)
Net premiums earned	531,061	451,199

Underwriting deductions
Losses and loss expenses	144,771	231,989
Policy acquisition costs	93,611	78,132
General and administrative expenses	80,279	66,375
Share compensation expenses	2,318	5,438
Total underwriting deductions	320,979	381,934

Underwriting income (b)	210,082	69,265

Net investment income	25,649	27,760
Other income	2,685	8,891
Finance expenses	(24,446)	(16,279)
Operating income before taxes and income from operating affiliates (b)	213,970	89,637
Tax benefit (expense)	318	(139)
Income from operating affiliates	3,523	3,367
Net operating income (b)	217,811	92,865

Net realized gains on investments	1,721	7,532
Net unrealized (losses) gains on investments	(7,237)	20,671
Income from investment affiliate	1,477	—
Foreign exchange gains	6,922	3,166
Net income	220,694	124,234
Net loss attributable to noncontrolling interest	2,549	—
Net income available to Validus	$223,243	$124,234

Selected ratios:
Net premiums written / Gross premiums written	83.1%	87.2%

Losses and loss expenses	27.3%	51.4%

Policy acquisition costs	17.6%	17.3%
General and administrative expenses (c)	15.6%	15.9%
Expense ratio	33.2%	33.2%
Combined ratio	60.5%	84.6%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b)      Non-GAAP Financial Measures: In presenting the Company's results, management has included and discussed underwriting income and net operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."

 c)    The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended March 31,
	2013	2012 (a)
Validus Re
Gross premiums written	$747,963	$566,866
Reinsurance premiums ceded	(125,728)	(30,001)
Net premiums written	622,235	536,865
Change in unearned premiums	(319,101)	(283,856)
Net premiums earned	303,134	253,009

Losses and loss expenses	73,402	124,206
Policy acquisition costs	51,744	38,790
General and administrative expenses	29,441	17,252
Share compensation expenses	1,413	1,872
Total underwriting deductions	156,000	182,120

Underwriting income (b)	$147,134	$70,889

AlphaCat
Gross premiums written	$96,516	$3,518
Reinsurance premiums ceded	—	—
Net premiums written	96,516	3,518
Change in unearned premiums	(68,899)	(855)
Net premiums earned	27,617	2,663

Policy acquisition costs	2,638	256
General and administrative expenses	4,037	1,032
Share compensation expenses	77	52
Total underwriting deductions	6,752	1,340

Underwriting income (b)	$20,865	$1,323

Talbot
Gross premiums written	$293,530	$293,253
Reinsurance premiums ceded	(94,737)	(103,399)
Net premiums written	198,793	189,854
Change in unearned premiums	1,517	5,673
Net premiums earned	200,310	195,527

Losses and loss expenses	71,369	107,783
Policy acquisition costs	40,526	38,738
General and administrative expenses	30,912	33,348
Share compensation expenses	1,405	1,348
Total underwriting deductions	144,212	181,217

Underwriting income (b)	$56,098	$14,310

Corporate & Eliminations
Gross premiums written	$(33,249)	$(26,348)
Reinsurance premiums ceded	33,249	26,348
Net premiums written	—	—

Policy acquisition costs	(1,297)	348
General and administrative expenses	15,889	14,743
Share compensation expenses	(577)	2,166
Total underwriting deductions	14,015	17,257

Underwriting (loss) (b)	$(14,015)	$(17,257)

Total underwriting income (b)	$210,082	$69,265

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b)
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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Net income available to Validus for the three months ended March 31, 2013 was $223.2 million compared to $124.2 million for the three months ended March 31, 2012, an increase of $99.0 million or 79.7%. The primary factors driving the increase in net income were:

•	Increase in underwriting income of $140.8 million primarily due to:

•	An increase in net premiums earned of $79.9 million;

•
A decrease in underwriting deductions of $61.0 million due primarily to a decrease in losses and loss expenses of $87.2 million, partially offset by an increase in policy acquisition costs of $15.5 million; and

•	A favorable movement in foreign exchange gains of $3.8 million.

The above factors were partially offset by the following:

•	An unfavorable movement of $27.9 million in net unrealized gains (losses) on investments, of which $4.7 million is attributable to noncontrolling interest; and

•	An increase in finance expenses of $8.2 million.

 The change in net income available to Validus for the three months ended March 31, 2013 of $99.0 million as compared to the three months ended March 31, 2012 is described in the following table:

	Three Months Ended March 31, 2013
	Increase (Decrease) Over the Three Months Ended March 31, 2012
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations	Total
Notable losses - decrease in net loss and loss expenses (a)	$85,497	$—	$13,413	—	$98,910
Less: Notable losses - (decrease) increase in net reinstatement premiums (a)	(17,796)	—	3,424	—	(14,372)
Other underwriting income	8,544	19,542	24,951	3,242	56,279
Underwriting income (b)	76,245	19,542	41,788	3,242	140,817
Net investment income	(384)	222	(1,072)	(877)	(2,111)
Other income	11,271	(1,341)	(1,026)	(15,110)	(6,206)
Finance expenses	442	(11,323)	(43)	2,757	(8,167)
Operating income (loss) before taxes and income from operating affiliates	87,574	7,100	39,647	(9,988)	124,333
Tax benefit (expense)	1,764	—	(922)	(385)	457
Income from operating affiliates	—	156	—	—	156
Net operating income (loss)	89,338	7,256	38,725	(10,373)	124,946
Net realized (losses) on investments	(4,649)	—	(1,162)	—	(5,811)
Net unrealized (losses) on investments	(22,058)	(4,191)	(1,659)	—	(27,908)
Income from investment affilate	1,477	—	—	—	1,477
Foreign exchange gains (losses)	11,424	(1,178)	(7,541)	1,051	3,756
Net income (loss)	75,532	1,887	28,363	(9,322)	96,460
Net loss attributable to noncontrolling interest	—	2,549	—	—	2,549
Net income (loss) available to Validus	$75,532	$4,436	$28,363	$(9,322)	$99,009

(a)
There were no notable losses for the three months ended March 31, 2013. Notable losses for the three months ended March 31, 2012 included: Costa Concordia and Cat 67. Excludes the reserve for potential development on 2012 notable loss events.

(b)      Non-GAAP Financial Measures: In presenting the Company's results, management has included and discussed underwriting income (loss) that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of this measure to net income, the most comparable U.S. GAAP financial measure, is presented in the section below entitled "Underwriting Income."
Gross Premiums Written

Gross premiums written for the three months ended March 31, 2013 were $1,104.8 million compared to $837.3 million for the three months ended March 31, 2012, an increase of $267.5 million or 31.9%. Details of gross premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$471,526	42.7%	$381,381	45.5%	23.6%
Marine	283,822	25.7%	306,235	36.6%	(7.3)%
Specialty	349,412	31.6%	149,673	17.9%	133.5%
Total	$1,104,760	100.0%	$837,289	100.0%	31.9%

a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re gross premiums written for the three months ended March 31, 2013 were $748.0 million compared to $566.9 million for the three months ended March 31, 2012, an increase of $181.1 million or 31.9%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premium Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$326,024	43.6%	$318,485	56.2%	2.4%
Marine	161,432	21.6%	198,427	35.0%	(18.6)%
Specialty	260,507	34.8%	49,954	8.8%	421.5%
Total	$747,963	100.0%	$566,866	100.0%	31.9%

 a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in gross premiums written in the property lines of $7.5 million was due primarily to an increase in catastrophe excess of loss treaties of $20.4 million and a $7.2 million increase in premiums relating to new business assumed through the Flagstone acquisition, offset by decreases in premiums assumed from Talbot of $4.0 million, proportional treaties of $4.8 million, per risk excess of loss treaties of $4.0 million and reinstatement premiums of $5.4 million. The decrease in gross premiums written of $37.0 million in the marine lines was due primarily to a $23.5 million decrease in proportional treaties due to the non-renewal of business that no longer met the Company's underwriting threshold and a $16.9 million decrease in reinstatement premiums primarily on Costa Concordia. The increase in gross premiums written in the specialty lines of $210.6 million was due primarily to an increase in proportional crop treaties of $187.2 million related to targeted growth in the agricultural class, as a result of the hiring of two experienced agriculture underwriters and an increase in catastrophe excess of loss treaties of $9.8 million.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot for the three months ended March 31, 2013 were $22.5 million compared to $26.3 million for the three months ended March 31, 2012, a decrease of $3.8 million on all lines, as compared to the three months ended March 31, 2012. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the three months ended March 31, 2013 were $96.5 million compared to $3.5 million for the three months ended March 31, 2012, an increase of $93.0 million. Details of AlphaCat gross premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$96,516	100.0%	$3,518	100.0%	NM
Total	$96,516	100.0%	$3,518	100.0%	NM
NM: Not meaningful

The increase in gross premiums written in the property lines of $93.0 million was due primarily to the renewal of business through AlphaCat Reinsurance, Ltd., which is fully consolidated, whereas the comparable renewals are included within AlphaCat Re 2011 which was not consolidated in 2012, and was accounted for as an operating affiliate. The comparable renewals were included in gross managed premiums, a comparable measure. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented below in the section entitled "Other Non-GAAP Financial Measures."

Gross premiums written under the quota share contracts assumed from Validus Re for the three months ended March 31, 2013 were $10.8 million compared to $0.0 million for the three months ended March 31, 2012, an increase of $10.8 million on property lines, as compared to the three months ended March 31, 2012. These reinsurance agreements with Validus Re are eliminated upon consolidation.

Managed gross premiums written, including our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the three months ended March 31, 2013 were $96.0 million compared to $77.4 million for the three months ended March 31, 2012, an increase of $18.6 million or 24.1%. The increase in gross premiums written was due primarily to an increase in business written by PaCRe and AlphaCat Re on behalf of AlphaCat 2013 and the AlphaCat ILS funds.

Talbot. Talbot gross premiums written for the three months ended March 31, 2013 were $293.5 million compared to $293.3 million for the three months ended March 31, 2012, an increase of $0.3 million or 0.1%. The $293.5 million of gross premiums written translated at 2012 rates of exchange would have been $294.6 million for the three months ended March 31, 2013, resulting in an effective increase of $1.1 million or 0.4%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$77,975	26.6%	$81,534	27.8%	(4.4)%
Marine	124,726	42.5%	109,998	37.5%	13.4%
Specialty	90,829	30.9%	101,721	34.7%	(10.7)%
Total	$293,530	100.0%	$293,253	100.0%	0.1%

The decrease in gross premiums written in the property lines of $3.6 million was due primarily to a $4.3 million decrease in premiums written in the property treaty lines which is mainly driven by a decrease in reinstatement premiums and a $3.0 million decrease in the energy onshore lines, partially offset by a $2.9 million increase in construction lines. The increase in gross premiums written in the marine lines of $14.7 million was due primarily to a $9.7 million increase in premiums written in the energy lines and a $7.3 million increase in the cargo lines, partially offset by a $4.1 million decrease in the other treaty lines, which was mainly driven by a decrease in reinstatement premiums. The decrease in gross premiums written in the specialty lines of $10.9 million was due primarily to a decrease in premiums written in the war and political risk lines of $5.8 million and $3.5 million, respectively, partially offset by an increase of $6.2 million of premiums written in the political violence lines. In addition, there was a $6.1 million decrease in the direct aviation and aviation treaty lines, of which $2.8 million relates to a reassessment of future reinstatement premiums.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended March 31, 2013 were $187.2 million compared to $107.1 million for the three months ended March 31, 2012, an increase of $80.2 million or 74.9%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$103,478	55.3%	$56,605	52.9%	82.8%
Marine	15,992	8.5%	20,109	18.8%	(20.5)%
Specialty	67,746	36.2%	30,338	28.3%	123.3%
Total	$187,216	100.0%	$107,052	100.0%	74.9%

a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re reinsurance premiums ceded for the three months ended March 31, 2013 were $125.7 million compared to $30.0 million for the three months ended March 31, 2012, an increase of $95.7 million or 319.1%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$84,058	66.9%	$29,344	97.8%	186.5%
Marine	2,972	2.4%	125	0.4%	NM
Specialty	38,698	30.7%	532	1.8%	NM
Total	$125,728	100.0%	$30,001	100.0%	319.1%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

NM: Not meaningful

Reinsurance premiums ceded in the property lines increased by $54.7 million, due primarily to a $28.3 million increase in catastrophe bond coverage assumed through the Flagstone acquisition, an increase in non-proportional retrocessional coverage of $16.6 million due to the purchase of a new multi-pillared treaty and an increase in proportional variable quota share coverage of $10.7 million due to business ceded to AlphaCat Re. The increase in reinsurance premiums of $2.9 million ceded in the marine lines was due primarily to a $7.1 million increase in non-proportional retrocessional coverage, offset by a decrease of $4.2 million due to adjustments to coverage from prior periods. The increase in reinsurance premium ceded on the specialty lines of $38.2 million was due primarily to an increase in other proportional retrocessional coverage of $35.0 million related to the increase in agriculture business.

Reinsurance premiums ceded under the quota share contracts with AlphaCat for the three months ended March 31, 2013 were $10.8 million compared to $0.0 million for the three months ended March 31, 2012, an increase of $10.8 million. These reinsurance agreements with AlphaCat are eliminated upon consolidation.

AlphaCat. AlphaCat did not cede reinsurance premiums for the three months ended March 31, 2013 and 2012.

Talbot. Talbot reinsurance premiums ceded for the three months ended March 31, 2013 were $94.7 million compared to $103.4 million for the three months ended March 31, 2012, a decrease of $8.7 million or 8.4%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$48,409	51.1%	$49,417	47.8%	(2.0)%
Marine	15,356	16.2%	22,174	21.4%	(30.7)%
Specialty	30,972	32.7%	31,808	30.8%	(2.6)%
Total	$94,737	100.0%	$103,399	100.0%	(8.4)%

The decrease in reinsurance premiums ceded in the marine lines of $6.8 million was due primarily to a reassessment of reinstatement premiums resulting in a decrease in reinsurance premiums ceded of $7.2 million.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re for the three months ended March 31, 2013 were $22.5 million compared to $26.3 million for the three months ended March 31, 2012, a decrease of $3.8 million. These reinsurance agreements with Validus Re are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the three months ended March 31, 2013 were $917.5 million compared to $730.2 million for the three months ended March 31, 2012, an increase of $187.3 million or 25.7%. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2013 and 2012 were 83.1% and 87.2%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$368,048	40.1%	$324,776	44.5%	13.3%
Marine	267,830	29.2%	286,126	39.2%	(6.4)%
Specialty	281,666	30.7%	119,335	16.3%	136.0%
Total	$917,544	100.0%	$730,237	100.0%	25.7%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums written for the three months ended March 31, 2013 were $622.2 million compared to $536.9 million for the three months ended March 31, 2012, an increase of $85.4 million or 15.9%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$241,966	38.9%	$289,141	53.9%	(16.3)%
Marine	158,460	25.5%	198,302	36.9%	(20.1)%
Specialty	221,809	35.6%	49,422	9.2%	348.8%
Total	$622,235	100.0%	$536,865	100.0%	15.9%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 83.2% and 94.7% for the three months ended March 31, 2013 and 2012, respectively.

AlphaCat. AlphaCat net premiums written for the three months ended March 31, 2013 were $96.5 million compared to $3.5 million for the three months ended March 31, 2012, an increase of $93.0 million. Details of AlphaCat net premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$96,516	100.0%	$3,518	100.0%	NM
Total	$96,516	100.0%	$3,518	100.0%	NM
NM: Not meaningful

The increase in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the three months ended March 31, 2013 and 2012.

Talbot. Talbot net premiums written for the three months ended March 31, 2013 were $198.8 million compared to $189.9 million for the three months ended March 31, 2012, an increase of $8.9 million or 4.7%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$29,566	14.9%	$32,117	16.9%	(7.9)%
Marine	109,370	55.0%	87,824	46.3%	24.5%
Specialty	59,857	30.1%	69,913	36.8%	(14.4)%
Total	$198,793	100.0%	$189,854	100.0%	4.7%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended March 31, 2013 and 2012 were 67.7% and 64.7%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the three months ended March 31, 2013 was ($386.5) million compared to ($279.0) million for the three months ended March 31, 2012, a decrease of $107.4 million or 38.5%.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(487,467)	$(313,064)	(55.7)%
Change in prepaid reinsurance premiums	100,984	34,026	196.8%
Net change in unearned premiums	$(386,483)	$(279,038)	(38.5)%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net change in unearned premiums for the three months ended March 31, 2013 was ($319.1) million compared to ($283.9) million for the three months ended March 31, 2012, a decrease of $35.2 million or 12.4%.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(372,940)	$(279,582)	(33.4)%
Change in prepaid reinsurance premiums	53,839	(4,274)	NM
Net change in unearned premiums	$(319,101)	$(283,856)	(12.4)%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Validus Re net change in unearned premiums has decreased for the three months ended March 31, 2013 due primarily to the impact of the increase in gross premiums written for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

AlphaCat. AlphaCat net change in unearned premiums for the three months ended March 31, 2013 was ($68.9) million compared to ($0.9) million for the three months ended March 31, 2012, a decrease of $68.0 million.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(68,899)	$(855)	NM
Net change in unearned premiums	$(68,899)	$(855)	NM
NM: Not meaningful

AlphaCat net change in unearned premiums has decreased for the three months ended March 31, 2013 due to the earnings pattern of gross premiums written.

Talbot. Talbot net change in unearned premiums for the three months ended March 31, 2013 was $1.5 million compared to $5.7 million for the three months ended March 31, 2012, a decrease of $4.2 million or 73.3%.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(45,628)	$(32,627)	(39.8)%
Change in prepaid reinsurance premiums	47,145	38,300	23.1%
Net change in unearned premiums	$1,517	$5,673	(73.3)%

Talbot net change in unearned premium has decreased for the three months ended March 31, 2013 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

Net premiums earned for the three months ended March 31, 2013 were $531.1 million compared to $451.2 million for the three months ended March 31, 2012, an increase of $79.9 million or 17.7%. Details of net premiums earned by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$255,647	48.2%	$207,333	46.0%	23.3%
Marine	141,579	26.7%	145,741	32.3%	(2.9)%
Specialty	133,835	25.1%	98,125	21.7%	36.4%
Total	$531,061	100.0%	$451,199	100.0%	17.7%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums earned for the three months ended March 31, 2013 were $303.1 million compared to $253.0 million for the three months ended March 31, 2012, an increase of $50.1 million or 19.8%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$184,482	60.9%	$160,048	63.3%	15.3%
Marine	56,601	18.7%	71,877	28.4%	(21.3)%
Specialty	62,051	20.4%	21,084	8.3%	194.3%
Total	$303,134	100.0%	$253,009	100.0%	19.8%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in net premiums earned in the property lines of $24.4 million was due primarily to a $42.6 million increase in net premiums earned relating to business assumed through the Flagstone acquisition, partially offset by the decrease in premiums assumed from Talbot of $7.7 million which are eliminated upon consolidation, an increase in ceded earned premium of $8.4 million and a decrease in reinstatement premiums of $4.2 million. The decrease in premiums earned in the marine lines of $15.3 million was due primarily to a decrease in reinstatement premiums of $16.6 million, relating to Costa Concordia and a decrease in assumed earned premium of $5.0 million, partially offset by an $5.4 million increase in net premiums earned relating to Flagstone. The increase in premiums earned in the specialty lines of $40.9 million was due primarily to an increase in assumed earned premium of $50.7 million, relating to the increase in agriculture business, slightly offset by a decrease in ceded earned premium of $9.5 million. The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

AlphaCat. AlphaCat net premiums earned for the three months ended March 31, 2013 were $27.6 million compared to $2.7 million for the three months ended March 31, 2012, an increase of $25.0 million or 937.1%. Details of AlphaCat net premiums earned by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$27,617	100.0%	$2,663	100.0%	937.1%
Total	$27,617	100.0%	$2,663	100.0%	937.1%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, influencing the earned premiums for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Talbot. Talbot net premiums earned for the three months ended March 31, 2013 were $200.3 million compared to $195.5 million for the three months ended March 31, 2012, an increase of $4.8 million or 2.4%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$43,548	21.7%	$44,622	22.8%	(2.4)%
Marine	84,978	42.4%	73,864	37.8%	15.0%
Specialty	71,784	35.9%	77,041	39.4%	(6.8)%
Total	$200,310	100.0%	$195,527	100.0%	2.4%

The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Losses and Loss Expenses

Losses and loss expenses for the three months ended March 31, 2013 were $144.8 million compared to $232.0 million for the three months ended March 31, 2012, a decrease of $87.2 million or 37.6%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended March 31, 2013 and 2012 were 27.3% and 51.4%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (a)	Percentage Point Change
Property	5.4%	27.5%	(22.1)
Marine	38.2%	89.0%	(50.8)
Specialty	57.3%	46.1%	11.2
All lines	27.3%	51.4%	(24.1)

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the three months ended March 31, 2013, there were no notable loss events. For the three months ended March 31, 2012, the Company incurred $98.9 million of losses from notable loss events, which represented 21.9 percentage points of the loss ratio. Net of $14.4 million of reinstatement premiums, the effect of these events on first quarter 2012 net income was a decrease of $84.5 million. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended March 31, 2013 and 2012 was 39.7% and 36.2%, respectively.

Three Months Ended March 31, 2013
(Dollars in thousands)
First Quarter 2013 Notable Loss Events	Validus Re		Talbot		Total
Description	Net Losses and Loss Expenses	% of NPE	Net Losses and Loss Expenses	% of NPE	Net Losses and Loss Expenses	% of NPE
None	$—	—%	$—	—%	$—	—%
Total	$—	—%		—%	$—	—%

		Three Months Ended March 31, 2012
		(Dollars in thousands)
First Quarter 2012 Notable Loss Events (b)		Validus Re (a)		Talbot		Total
Description		Net Losses and Loss Expenses (c)	% of NPE	Net Losses and Loss Expenses (c)	% of NPE	Net Losses and Loss Expenses (c)	% of NPE
Costa Concordia	Grounding	$62,798	24.8%	$13,399	6.9%	$76,197	16.9%
Cat 67	Tornadoes	22,699	9.0%	14	—%	22,713	5.0%
Total		$85,497	33.8%	$13,413	6.9%	$98,910	21.9%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)
These notable loss events and are based on management's estimates following a review of the Company's potential exposure and discussions with certain clients and brokers. Given the magnitude of these events, and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and the Company's actual ultimate net losses from these events may vary materially from these estimates.

(c)	Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums were $14.4 million for the three months ended March 31, 2012.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
	2013	2012 (a)	Percentage Point Change
Property - current period - excluding items below	21.9%	21.5%	0.4
Property - current period - notable losses	0.0%	11.0%	(11.0)
Property - change in prior accident years	(16.5)%	(5.0)%	(11.5)
Property - loss ratio	5.4%	27.5%	(22.1)

Marine - current period - excluding items below	47.2%	44.2%	3.0
Marine - current period - notable losses	0.0%	52.3%	(52.3)
Marine - change in prior accident years	(9.0)%	(7.5)%	(1.5)
Marine - loss ratio	38.2%	89.0%	(50.8)

Specialty - current period - excluding items below	65.5%	55.6%	9.9
Specialty - current period - notable losses	0.0%	0.0%	0.0
Specialty - change in prior accident years	(8.2)%	(9.5)%	1.3
Specialty – loss ratio	57.3%	46.1%	11.2

All lines - current period - excluding items below	39.7%	36.2%	3.5
All lines - current period - notable losses	0.0%	21.9%	(21.9)
All lines - change in prior accident years	(12.4)%	(6.7)%	(5.7)
All lines - loss ratio	27.3%	51.4%	(24.1)

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re losses and loss expenses for the three months ended March 31, 2013 were $73.4 million compared to $124.2 million for the three months ended March 31, 2012, a decrease of $50.8 million or 40.9%. The loss ratio, defined as losses and loss expenses divided by net premiums earned, were 24.2% and 49.1% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, Validus Re incurred losses of $102.2 million related to current year losses and $28.8 million of favorable loss reserve development relating to prior accident years. For the three months ended March 31, 2013, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 9.5 percentage points. For the three months ended March 31, 2012, Validus Re incurred losses of $142.5 million related to current year losses and $18.3 million of favorable loss reserve development relating to prior accident years. For the three months ended March 31, 2012, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 7.2 percentage points.

For the three months ended March 31, 2013, Validus Re did not incur any notable losses. For the three months ended March 31, 2012, Validus Re incurred $85.5 million of losses from notable loss events, which represented 33.8 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $17.8 million, the effect of these events on Validus Re segment income was a decrease of $67.7 million. Validus Re segment loss ratios excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended March 31, 2013 and 2012 were 33.7% and 22.5%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
	2013	2012 (a)	Percentage Point Change
Property - current period excluding items below	18.3%	12.9%	5.4
Property - current period - notable losses	0.0%	14.2%	(14.2)
Property - change in prior accident years	(17.7)%	(7.2)%	(10.5)
Property - loss ratio	0.6%	19.9%	(19.3)

Marine - current period excluding items below	36.8%	39.7%	(2.9)
Marine - current period - notable losses	0.0%	87.4%	(87.4)
Marine - change in prior accident years	10.3%	(7.6)%	17.9
Marine - loss ratio	47.1%	119.5%	(72.4)

Specialty - current period excluding items below	76.8%	37.8%	39.0
Specialty - current period - notable losses	0.0%	0.0%	0.0
Specialty - change in prior accident years	(3.3)%	(6.8)%	3.5
Specialty – loss ratio	73.5%	31.0%	42.5

All lines - current period excluding items below	33.7%	22.5%	11.2
All lines - current period - notable losses	0.0%	33.8%	(33.8)
All lines - change in prior accident years	(9.5)%	(7.2)%	(2.3)
All lines - loss ratio	24.2%	49.1%	(24.9)

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the three months ended March 31, 2013, Validus Re property lines losses and loss expenses included $33.7 million related to current year losses and $32.6 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was driven primarily by favorable development on Hurricane Isaac and Cat 67 and lower than expected claims emergence on attritional losses. For the three months ended March 31, 2012, Validus Re property lines losses and loss expenses included $43.3 million related to current year losses and $11.5 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses.

For the three months ended March 31, 2013, Validus Re property lines did not incur any notable losses. For the three months ended March 31, 2012, Validus Re property lines incurred $22.7 million of losses from notable loss events, which represented 14.2 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended March 31, 2013 and 2012 were 18.3% and 12.9%, respectively.

For the three months ended March 31, 2013, Validus Re marine lines losses and loss expenses included $20.8 million related to current year losses and $5.8 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development related primarily to notable loss events. For the three months ended March 31, 2012, Validus Re marine lines losses and loss expenses included $91.3 million related to current year losses and $5.4 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses.

For the three months ended March 31, 2013, Validus Re marine lines did not incur any notable losses. For the three months ended March 31, 2012, Validus Re marine lines incurred $62.8 million of losses from notable loss events, which represented 87.4 percentage points on the marine loss ratio. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended March 31, 2013 and 2012 were 36.8% and 39.7%, respectively.

For the three months ended March 31, 2013, Validus Re specialty lines losses and loss expenses included $47.7 million related to current year losses and $2.0 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to lower than expected claims emergence on attritional losses. For the three months ended March 31, 2012, Validus Re specialty lines losses and loss expenses included $8.0 million related to current year losses and $1.4 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses.

For the three months ended March 31, 2013 and 2012 Validus Re specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding prior year loss reserve development, for the three months ended March 31, 2013 and 2012 were 76.8% and 37.8%, respectively.

AlphaCat. The AlphaCat segment did not incur any losses and loss expenses for the three months ended March 31, 2013 and 2012. Any losses incurred by our non-consolidated operating affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, are included in "Income from operating affiliates."

Talbot. Talbot losses and loss expenses for the three months ended March 31, 2013 were $71.4 million compared to $107.8 million for the three months ended March 31, 2012, a decrease of $36.4 million or 33.8%. The loss ratio defined as losses and loss expenses divided by net premiums earned, was 35.6% and 55.1% for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, Talbot incurred losses of $108.4 million related to current year losses and $37.0 million of favorable loss reserve development relating to prior accident years. For the three months ended March 31, 2013, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 18.5 percentage points. For the three months ended March 31, 2012, Talbot incurred losses of $119.9 million related to current year losses and $12.1 million in favorable loss reserve development relating to prior accident years. For the three months ended March 31, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 6.2 percentage points.

For the three months ended March 31, 2013, Talbot did not incur any notable losses. For the three months ended March 31, 2012, Talbot incurred $13.4 million of losses from notable loss events, which represented 6.9 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the three months ended March 31, 2013 and 2012 were 54.1% and 54.4%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended March 31,
	2013	2012	Percentage Point Change
Property - current period excluding items below	51.3%	53.9%	(2.6)
Property - current period - notable losses	0.0%	0.0%	0.0
Property - change in prior accident years	(21.9)%	2.7%	(24.6)
Property - loss ratio	29.4%	56.6%	(27.2)

Marine - current period excluding items below	54.1%	48.5%	5.6
Marine - current period - notable losses	0.0	18.1%	(18.1)
Marine - change in prior accident years	(21.8)%	(7.3)%	(14.5)
Marine - loss ratio	32.3%	59.3%	(27.0)

Specialty - current period excluding items below	55.9%	60.5%	(4.6)
Specialty - current period - notable losses	0.0%	0.0%	0.0
Specialty - change in prior accident years	(12.5)%	(10.2)%	(2.3)
Specialty – loss ratio	43.4%	50.3%	(6.9)

All lines - current period excluding items below	54.1%	54.4%	(0.3)
All lines - current period - notable losses	0.0%	6.9%	(6.9)
All lines - change in prior accident years	(18.5)%	(6.2)%	(12.3)
All lines - loss ratio	35.6%	55.1%	(19.5)

For the three months ended March 31, 2013, Talbot property lines losses and loss expenses included $22.3 million related to current year losses and $9.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was driven primarily by favorable development on the Thailand floods. For the three months ended March 31, 2012, Talbot property lines losses and loss expenses included $24.1 million related to current year losses and $1.2 million of adverse loss reserve development relating to prior accident years. The prior year adverse loss reserve development was due to higher than expected claims development on large losses.

For the three months ended March 31, 2013 and 2012 Talbot property lines did not incur any notable losses. Talbot property line loss ratio, excluding notable loss events and prior year loss reserve development for the three months ended March 31, 2013 and 2012 were 51.3% and 53.9%, respectively.

For the three months ended March 31, 2013, Talbot marine lines losses and loss expenses included $46.0 million related to current year losses and $18.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to lower than expected claims emergence on attritional losses and low emergence of large losses. For the three months ended March 31, 2012, Talbot marine lines losses and loss expenses included $49.2 million related to current year losses and $5.4 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to favorable development on attritional losses.

For the three months ended March 31, 2013, Talbot marine lines did not incur any notable losses. For the three months ended March 31, 2012, Talbot's marine lines incurred $13.4 million of losses from notable loss events, which represented 18.1 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended March 31, 2013 and 2012 were 54.1% and 48.5%, respectively.

For the three months ended March 31, 2013, Talbot specialty lines losses and loss expenses included $40.1 million relating to current year losses and $9.0 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to the low emergence of large losses. For the three months ended March 31, 2012, Talbot specialty lines losses and loss expenses included $46.6 million relating to current year losses and $7.9 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development.

For the three months ended March 31, 2013 and 2012 Talbot specialty lines did not incur any notable losses.Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended March 31, 2013 and 2012 were 55.9% and 60.5%, respectively.

Reserves for Losses and Loss Expenses

At March 31, 2013, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three months ended March 31, 2013.

	As at March 31, 2013
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$942,151	$736,908	$1,679,059
Marine	537,777	460,830	998,607
Specialty	272,804	407,221	680,025
Total	$1,752,732	$1,604,959	$3,357,691

	As at March 31, 2013
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$781,912	$643,290	$1,425,202
Marine	482,162	430,421	912,583
Specialty	240,569	350,085	590,654
Total	$1,504,643	$1,423,796	$2,928,439

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$2,122,895	$5,000	$1,480,307	$(90,629)	$3,517,573
Losses recoverable	(148,646)	—	(381,950)	90,629	(439,967)
Net reserves at period beginning	1,974,249	5,000	1,098,357	—	3,077,606

Incurred losses - current year	102,184	—	108,385	—	210,569
Change in prior accident years	(28,782)	—	(37,016)	—	(65,798)
Incurred losses	73,402	—	71,369	—	144,771

Foreign exchange	(16,890)	—	(16,936)	—	(33,826)
Total net paid losses	(158,126)	—	(101,986)	—	(260,112)
Net reserves at period end	1,872,635	5,000	1,050,804	—	2,928,439
Losses recoverable	142,828	—	369,332	(82,908)	429,252
Gross reserves at period end	$2,015,463	$5,000	$1,420,136	$(82,908)	$3,357,691

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2013, favorable loss reserve development on prior accident years was $65.8 million, of which, $28.8 million of the favorable loss reserve development related to the Validus Re segment and $37.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 12.4 percentage points for the three months ended March 31, 2013. For the three months ended March 31, 2012, favorable loss reserve development on prior accident years was $30.4 million, of which, $18.3 million related to the Validus Re segment and $12.1 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 6.7 percentage points for the three months ended March 31, 2012.

Management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of recent loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for recent notable loss events. The Company's actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review are reserved for in the reserve for potential development on notable loss events. The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section of the Company's Annual Report on Form 10-K/A.

As of December 31, 2012 the RDE on 2011 notable loss events was $42.2 million. During the three months ended March 31, 2013, the Company allocated $8.0 million of the 2011 reserve to the Christchurch earthquake and Gryphon Alpha mooring failure. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. As at March 31, 2013, the RDE on 2011 notable loss events was $34.2 million. No RDE was established for 2012 notable losses.

For disclosure purposes, only those notable loss events which had an initial ultimate loss estimate above $15.0 million are disclosed separately and included in the reserves for notable loss events and RDE tables. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table. The Company increased the threshold for disclosure for notable losses effective January 1, 2011, from $5.0 million to $15.0 million. The Company increased the threshold for disclosure for notable losses effective January 1, 2013 from $15.0 million to $30.0 million.

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's)

2011 NOTABLE LOSS EVENTS		Year Ended December 31, 2011			Year Ended December 31, 2012			Three Months Ended March 31, 2013
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-11	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	31-Mar-13
Tohoku earthquake	$148,926	$37,963	$29,788	$216,677	$(6,652)	$16,342	$226,367	$(11)	$—	$226,356
Thailand floods	54,148	—	—	54,148	10,704	14,262	79,114	(3,237)	—	75,877
Gryphon Alpha	52,434	9,151	—	61,585	874	5,356	67,815	7	1,970	69,792
Cat 46	43,806	18,553	—	62,359	118	—	62,477	(895)	—	61,582
Christchurch earthquake	41,881	16,854	20,212	78,947	(495)	20,121	98,573	(5)	6,031	104,599
Hurricane Irene (e)	32,451	3	—	32,454	(10,788)	—	21,666		—	21,666
Cat 48	31,481	9,190	—	40,671	5,612	—	46,283	(2,548)	—	43,735
Brisbane floods	31,023	4,848	—	35,871	(1,394)	—	34,477		—	34,477
CNRL Horizon	19,500	(8,706)	—	10,794	558	—	11,352		—	11,352
Danish flood	19,429	5,987	—	25,416	2,566	7,665	35,647		—	35,647
Jupiter 1	15,008	(73)	—	14,935	(166)	—	14,769	5	—	14,774
Total 2011 Notable Loss Events	$490,087	$93,770	$50,000	$633,857	$937	$63,746	$698,540	$(6,684)	$8,001	$699,857

				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-11			31-Dec-12			31-Mar-13
Tohoku earthquake			$59,100	$157,577		$94,011	$73,256		$4,360	$68,885
Thailand floods			1,748	52,400		13,017	64,349		9,988	51,124
Gryphon Alpha			8,686	52,899		19,487	39,641		10,727	30,892
Cat 46			51,429	10,930		1,700	9,348		1,865	6,588
Christchurch earthquake			(42)	78,989		5,708	92,907		19,769	79,164
Hurricane Irene (e)			8,669	23,785		3,743	9,254		197	9,057
Cat 48			19,934	20,737		14,032	12,317		820	8,949
Brisbane floods			16,151	19,720		10,998	7,328		953	6,375
CNRL Horizon			5,600	5,194		5,746	6		—	6
Danish flood			7,872	17,544		15,099	12,676		723	11,953
Jupiter 1			14,342	593		245	182		1	186
Total 2011 Notable Loss Events			$193,489	$440,368		$183,786	$321,264		$49,403	$273,179

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's) CONTINUED

2012 NOTABLE LOSS EVENTS		Year Ended December 31, 2012			Three Months Ended March 31, 2013
		Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	31-Mar-13
Hurricane Sandy	$361,036	—	—	$361,036	$(977)	—	$360,059
Costa Concordia	76,197	(2,061)	—	74,136	(267)	—	73,869
Cat 67	22,713	5,377	—	28,090	(6,816)	—	21,274
U.S. Drought	22,021	—	—	22,021	6,207	—	28,228
Hurricane Isaac	15,209	67	—	15,276	(9,829)	—	5,447
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$(11,682)	$—	$488,877

				Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-12			31-Mar-13
Hurricane Sandy			$38,515	$322,521		$40,050	$281,494
Costa Concordia			13,040	61,096		(7,136)	67,965
Cat 67			13,432	14,658		1,651	6,191
U.S. Drought			12,346	9,675		8,654	7,228
Hurricane Isaac			313	14,963		254	4,880
Total 2012 Notable Loss Events			$77,646	$422,913		$43,473	$367,758

(a) Includes paid losses, case reserves and IBNR reserves.
(b) Development other than allocation of RDE.
(c) Excludes impact of movements in foreign exchange rates.
(d) Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.
(e) As at March 31, 2013, the Company concluded that Hurricane Irene no longer remains eligible for potential allocations from the 2011 RDE.

RESERVE FOR DEVELOPMENT ON EVENTS	Reserve for potential development on 2010 notable loss events	Reserve for potential development on 2011 notable loss events	Reserve for potential development on 2012 notable loss events	Reserve for potential development on 2013 notable loss events	Total Reserve for potential development on notable loss events
	($ in 000's)	($ in 000's)	($ in 000's)	($ in 000's)	($ in 000's)
As at December 31, 2009	$—				$—
Reserve for potential development additions	69,242	—	—	—	69,242
Reserve for potential development allocations (a)	(35,856)	—	—	—	(35,856)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2010 (b)	$33,386	$—	$—	$—	$33,386

Reserve for potential development additions	—	128,000	—	—	128,000
Reserve for potential development allocations (a)	(14,769)	(50,000)	—	—	(64,769)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2011 (b)	$18,617	$78,000	$—	$—	$96,617

Reserve for potential development additions (c)	—	27,926	—	—	27,926
Reserve for potential development allocations (a)	(18,617)	(63,746)	—	—	(82,363)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2012 (b)	$—	$42,180	$—	$—	$42,180

Reserve for potential development additions	—	—	—	—	—
Reserve for potential development allocations (a)	—	(8,001)	—	—	(8,001)
Reserve for potential development releases	—	—	—	—	—
As at March 31, 2013 (b)	$—	$34,179	$—	$—	$34,179

(a)
During the year ended December 31, 2010, $19,242 was allocated to the Chilean earthquake and $16,614 was allocated to the New Zealand earthquake from the 2010 reserve for potential development on notable loss events.

During the year ended December 31, 2011, $14,769 was allocated to Deepwater Horizon from the 2010 reserve for potential development on notable loss events. During the same period, $29,788 was allocated to the Tohoku earthquake and $20,212 was allocated to the Christchurch earthquake from the 2011 reserve for potential development on notable loss events.

During the year ended December 31, 2012, $18,617 was allocated to Deepwater Horizon from the 2010 reserve for potential development on notable loss events. During the same period, $16,342 was allocated to the Tohoku earthquake, $20,121 was allocated to the Christchurch earthquake, $7,665 was allocated to the Danish flood, $14,262 was allocated to the Thailand floods and $5,356 was allocated to the Gryphon Alpha mooring failure from the 2011 reserve for potential development on notable loss events.

During the three months ended March 31, 2013, $6,031 was allocated to the Christchurch earthquake and $1,970 to the Gryphon Alpha mooring failure from the 2011 reserve for potential development on notable loss events.

(b)
Notable losses for the year ended December 31, 2010 included Chilean earthquake, Melbourne hailstorm, Windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, Political risk loss, Hurricane Karl, Queensland floods, Political violence loss, Satellite failure and Financial institution loss.

Notable losses for the year ended December 31, 2011 included Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish flood, Hurricane Irene and Thailand floods. As at September 30, 2012, the Company concluded that CNRL Horizon and Jupiter 1 no longer remain eligible for potential allocations from the 2011 RDE. As at March 31, 2013, the Company concluded that Hurricane Irene no longer remains eligible for potential allocations from the 2011 RDE.

Notable losses for the year ended December 31, 2012 included Costa Concordia, Cat 67, U.S. Drought, Hurricane Isaac and Hurricane Sandy.

(c)
Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. Given the potential that one or some of the 2011 notable loss events eligible for potential allocation from the 2011 RDE may experience adverse development, rather than all deteriorating proportionately, an addition to the 2011 RDE of $27.9 million was made during the year ended December 31, 2012.

(d)
The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section of the Company's Annual Report on Form 10-K/A.

Policy Acquisition Costs

Policy acquisition costs for the three months ended March 31, 2013 were $93.6 million compared to $78.1 million for the three months ended March 31, 2012, an increase of $15.5 million or 19.8%. Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 17.6% and 17.3%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$34,940	37.3%	13.7%	$27,897	35.7%	13.5%	25.2%
Marine	29,677	31.7%	21.0%	29,789	38.1%	20.4%	(0.4)%
Specialty	28,994	31.0%	21.7%	20,446	26.2%	20.8%	41.8%
Total	$93,611	100.0%	17.6%	$78,132	100.0%	17.3%	19.8%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re policy acquisition costs for the three months ended March 31, 2013 were $51.7 million compared to $38.8 million for the three months ended March 31, 2012, an increase of $13.0 million or 33.4%.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$28,532	55.2%	15.5%	$23,914	61.7%	14.9%	19.3%
Marine	11,604	22.4%	20.5%	11,521	29.7%	16.0%	0.7%
Specialty	11,608	22.4%	18.7%	3,355	8.6%	15.9%	246.0%
Total	$51,744	100.0%	17.1%	$38,790	100.0%	15.3%	33.4%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition cost ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended March 31, 2013 and 2012 were 17.1% and 15.3%, respectively. The policy acquisition cost ratio on the marine line has increased by 4.5 percentage points due to effect of reinstatement premiums in the three months ended March 31, 2012 which attract little or no policy acquisition costs. The policy acquisition cost ratio on the specialty lines has increased by 2.8 percentage points due to additional ceded proportional reinsurance contracts that have higher policy acquisition ratios.

AlphaCat. AlphaCat policy acquisition costs for the three months ended March 31, 2013 were $2.6 million compared to $0.3 million for the three months ended March 31, 2012, an increase of $2.4 million or 930.5%.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$2,638	100.0%	9.6%	$256	100.0%	9.6%	930.5%
Total	$2,638	100.0%	9.6%	$256	100.0%	9.6%	930.5%

Policy acquisition costs as a percent of net premiums earned were 9.6% for the three months ended March 31, 2013 and 2012 .

Talbot. Talbot policy acquisition costs for the three months ended March 31, 2013 were $40.5 million compared to $38.7 million for the three months ended March 31, 2012, an increase of $1.8 million or 4.6%.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$5,024	12.4%	11.5%	$3,372	8.7%	7.6%	49.0%
Marine	18,095	44.7%	21.3%	18,285	47.2%	24.8%	(1.0)%
Specialty	17,407	42.9%	24.2%	17,081	44.1%	22.2%	1.9%
Total	$40,526	100.0%	20.2%	$38,738	100.0%	19.8%	4.6%

Policy acquisition costs as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 20.2% and 19.8%, respectively. The policy acquisition cost ratio on the property line has increased by 3.9 percentage points primarily due to a decrease in the ceding acquisition rates on the onshore energy lines.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $80.3 million compared to $66.4 million for the three months ended March 31, 2012, an increase of $13.9 million or 20.9%.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re (a)	$29,441	36.7%	$17,252	26.0%	70.7%
AlphaCat	4,037	5.0%	1,032	1.6%	291.2%
Talbot	30,912	38.5%	33,348	50.2%	(7.3)%
Corporate & Eliminations	15,889	19.8%	14,743	22.2%	7.8%
Total	$80,279	100.0%	$66,375	100.0%	20.9%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

General and administrative expenses of $80.3 million in the three months ended March 31, 2013 represents 15.2 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the three months ended March 31, 2013 were $29.4 million compared to $17.3 million for the three months ended March 31, 2012, an increase of $12.2 million or 70.7%. General and administrative expenses have increased primarily due to the acquisition of Flagstone, which accounted for $13.4 million of expenses for the three months ended March 31, 2013. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 9.7% and 6.9%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the three months ended March 31, 2013 were $4.0 million as compared to $1.0 million for the three months ended March 31, 2012, an increase of $3.0 million or 291.2%. General and administrative expenses have increased primarily due to an increase in management and performance fees during the quarter. AlphaCat's general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 14.6% and 38.7%, respectively. The AlphaCat segment's general and administrative ratio has been impacted by the increase in net premiums earned as the comparatives have a greater proportion of revenues generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the three months ended March 31, 2013 were $30.9 million compared to $33.3 million for the three months ended March 31, 2012, a decrease of $2.4 million or 7.3%. General and administrative expenses have decreased primarily due to a decrease in performance bonus expense. Talbot's general and administrative expenses as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 15.4% and 17.0%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended March 31, 2013 were $15.9 million compared to $14.7 million for the three months ended March 31, 2012, an increase of $1.1 million or 7.8%. General and administrative expenses have increased primarily due to an increase in salaries and benefits due to an increase in headcount, as well as an increase in office costs. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the three months ended March 31, 2013 were $2.3 million compared to $5.4 million for the three months ended March 31, 2012, a decrease of $3.1 million or 57.4%. This expense is non-cash and has no net effect on total shareholders' equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re (a)	$1,413	61.0%	$1,872	34.4%	(24.5)%
AlphaCat	77	3.3%	52	1.0%	48.1%
Talbot	1,405	60.6%	1,348	24.8%	4.2%
Corporate & Eliminations	(577)	(24.9)%	2,166	39.8%	(126.6)%
Total	$2,318	100.0%	$5,438	100.0%	(57.4)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Share compensation expenses of $2.3 million in the three months ended March 31, 2013 represents 0.4 percentage points of the general and administrative expense ratio. The decrease in share compensation expenses of $3.1 million was due to a reversal of $1.7 million of expenses related to performance shares based on a review of current and projected performance criteria. Also contributing to the decrease was the reversal of $1.8 million of expenses relating to the cancellation of unvested awards as a result of the resignation of the Company's former President and Chief Financial Officer, on February 15, 2013.

Validus Re. Validus Re share compensation expenses for the three months ended March 31, 2013 were $1.4 million compared to $1.9 million for the three months ended March 31, 2012, a decrease of $0.5 million or 24.5%. Share compensation expenses as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 0.5% and 0.7%, respectively.

AlphaCat. AlphaCat share compensation expense as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 0.3% and 2.0%, respectively.

Talbot. Talbot share compensation expenses for the three months ended March 31, 2013 was $1.4 million compared to $1.3 million for the three months ended March 31, 2012, an increase of $0.1 million or 4.2%. Share compensation expenses as a percent of net premiums earned for the three months ended March 31, 2013 and 2012 were 0.7% and 0.7%, respectively.

Corporate & Eliminations.Corporate share compensation expenses for the three months ended March 31, 2013 were ($0.6) million compared to $2.2 million for the three months ended March 31, 2012, a decrease of $2.7 million or 126.6%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The net loss ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing policy acquisition costs combined with general and administrative expenses (including share compensation expenses) by net premiums earned. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2013 and 2012.

Consolidated	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (a)	Percentage Point Change
Losses and loss expense ratio	27.3%	51.4%	(24.1)
Policy acquisition cost ratio	17.6%	17.3%	0.3
General and administrative expense ratio (b)	15.6%	15.9%	(0.3)
Expense ratio	33.2%	33.2%	—
Combined ratio	60.5%	84.6%	(24.1)

Validus Re	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (a)	Percentage Point Change
Losses and loss expense ratio	24.2%	49.1%	(24.9)
Policy acquisition cost ratio	17.1%	15.3%	1.8
General and administrative expense ratio (b)	10.2%	7.6%	2.6
Expense ratio	27.3%	22.9%	4.4
Combined ratio	51.5%	72.0%	(20.5)

AlphaCat	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Percentage Point Change
Losses and loss expense ratio	0.0%	0.0%	—
Policy acquisition cost ratio	9.6%	9.6%	—
General and administrative expense ratio (b)	14.9%	40.7%	(25.8)
Expense ratio	24.5%	50.3%	(25.8)
Combined ratio	24.5%	50.3%	(25.8)

Talbot	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Percentage Point Change
Losses and loss expense ratio	35.6%	55.1%	(19.5)
Policy acquisition cost ratio	20.2%	19.8%	0.4
General and administrative expense ratio (a)	16.1%	17.7%	(1.6)
Expense ratio	36.3%	37.5%	(1.2)
Combined ratio	71.9%	92.6%	(20.7)

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the three months ended March 31, 2013 and 2012 were 15.6% and 15.9%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expenses divided by net premiums earned.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012 (a)
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$80,279	15.2%	$66,375	14.7%
Share compensation expenses	2,318	0.4%	5,438	1.2%
Total	$82,597	15.6%	$71,813	15.9%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Underwriting Income

Underwriting income for the three months ended March 31, 2013 was $210.1 million compared to $69.3 million for the three months ended March 31, 2012, an increase of $140.8 million, or 203.3%.

(Dollars in thousands)	Three Months Ended March 31, 2013	% of sub-total	Three Months Ended March 31, 2012 (a)	% of sub-total	% Change
Validus Re	$147,134	65.6%	$70,889	82.0%	107.6%
AlphaCat	20,865	9.3%	1,323	1.5%	NM
Talbot	56,098	25.1%	14,310	16.5%	292.0%
Sub-total	224,097	100.0%	86,522	100.0%	159.0%
Corporate & Eliminations	(14,015)		(17,257)		18.8%
Total	$210,082		$69,265		203.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful
The underwriting results of an insurance or reinsurance company are also often measured by reference to its underwriting income, which is a non-GAAP measure as previously defined. Underwriting income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of net investment income, other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses), tax expense and income from investment and operating affiliates, as illustrated below.

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (a)
Underwriting income	$210,082	$69,265
Net investment income	25,649	27,760
Other income	2,685	8,891
Finance expenses	(24,446)	(16,279)
Net realized gains on investments	1,721	7,532
Net unrealized (losses) gains on investments	(7,237)	20,671
Income from investment affiliate	1,477	—
Foreign exchange gains	6,922	3,166
Tax benefit (expense)	318	(139)
Income from operating affiliates	3,523	3,367
Net income	$220,694	$124,234

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

Net Investment Income

Net investment income for the three months ended March 31, 2013 was $25.6 million compared to $27.8 million for the three months ended March 31, 2012, a decrease of $2.1 million or 7.6%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended March 31, 2013 and 2012 are as provided below.

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012 (a)	% Change
Fixed maturities and short-term investments	$27,531	$27,276	0.9%
Cash and cash equivalents	533	2,317	(77.0)%
Securities lending income	—	5	(100.0)%
Total gross investment income	28,064	29,598	(5.2)%
Investment expenses	(2,415)	(1,838)	(31.4)%
Net investment income	$25,649	$27,760	(7.6)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Annualized investment yield is calculated by dividing net investment income (excluding other investments) by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.38% and 1.81% for the three months ended March 31, 2013 and 2012 respectively, and the average duration of the portfolio at March 31, 2013 was 1.66 years (December 31, 2012- 1.34 years).

Other Income

Other income for the three months ended March 31, 2013 was $2.7 million compared to $8.9 million for the three months ended March 31, 2012, a decrease of $6.2 million or 69.8%. The decrease was due primarily to a $2.5 million write down of a Flagstone investment and a reduction in underwriting and performance fees of $1.3 million in the AlphaCat segment, earned from AlphaCat Re 2012, AlphaCat 2013, PaCRe and the AlphaCat ILS Funds.

Finance Expenses

Finance expenses for the three months ended March 31, 2013 were $24.4 million compared to $16.3 million for the three months ended March 31, 2012, an increase of $8.2 million or 50.2%. Finance expenses consist of interest on our junior subordinated deferrable debentures, junior subordinated deferrable interest notes, senior notes, AlphaCat variable funding notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges and the costs of FAL.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012 (a)	% Change
2006 Junior Subordinated Deferrable Debentures	$2,187	$1,549	41.2%
2007 Junior Subordinated Deferrable Debentures	1,809	3,029	(40.3)%
2010 Senior Notes due 2040	5,597	5,597	0.0%
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	1,472	—	NM
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	1,072	—	NM
Credit facilities	954	6,016	(84.1)%
Bank charges	133	57	133.3%
AlphaCat Variable Funding Notes (b)	11,191	—	NM
Talbot FAL Facility	31	31	0.0%
Finance expenses	$24,446	$16,279	50.2%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Please refer to Note 13 "AlphaCat variable funding notes" in the unaudited Consolidated Financial Statements contained herein for further details.

NM: Not Meaningful

The increase in finance expenses of $8.2 million for the three months ended March 31, 2013 was due primarily to the interest expense related to the AlphaCat variable funding notes of $11.2 million and a $2.5 million increase in interest expenses related to the Flagstone Junior Subordinated Deferrable Interest Notes, partially offset by a reduction in credit facility fees of $5.1 million.

Tax Benefit (Expense)

Tax benefit for the three months ended March 31, 2013 was $0.3 million compared to tax expense of ($0.1) million for the three months ended March 31, 2012, an increase of $0.5 million or 328.8%.

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

Income From Operating Affiliates

Income from operating affiliates for the three months ended March 31, 2013 was $3.5 million compared to $3.4 million for the three months ended March 31, 2012, an increase of $0.2 million or 4.6%. For the three months ended March 31, 2013, income from operating affiliates included $0.4 million in equity earnings relating to AlphaCat Re 2011 ($3.4 million - March 31, 2012), $1.8 million in equity earnings relating to AlphaCat Re 2012 ($0.0 million - March 31, 2012), $1.1 million in equity earnings relating to AlphaCat 2013 ($0.0 million - March 31, 2012) and $0.1 million relating to the ILS funds ($0.0 million - March 31, 2012).

AlphaCat Re 2011 was formed on May 25, 2011. As at March 31, 2013, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the three months ended March 31, 2013.

AlphaCat Re 2012 was formed on May 29, 2012, therefore there was no comparative information for the three months ended March 31, 2012. As at March 31, 2013, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the three months ended March 31, 2013.
AlphaCat 2013 was formed on December 17, 2012, therefore there was no comparative information for the three months ended March 31, 2012. As at March 31, 2013, the Company owned 19.7% of AlphaCat 2013, therefore income from operating affiliates reflects the Company's share of AlphaCat 2013's net income for the three months ended March 31, 2013.

The Company received $219,400 of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at March 31, 2013 and income from operating affiliates reflects the Company's share of this fund's net income for the three months ended March 31, 2013.

Net Realized Gains on Investments

Net realized gains on investments for the three months ended March 31, 2013 were $1.7 million compared to $7.5 million for the three months ended March 31, 2012, a decrease of $5.8 million or 77.2%.

Net Unrealized Gains on Investments

Net unrealized losses on fixed maturities and short term investments for the three months ended March 31, 2013 were ($6.4) million compared to gains of $21.6 million for the three months ended March 31, 2012, a decrease of $28.0 million or 129.6%.

Net unrealized losses on other investments for the three months ended March 31, 2013 were ($0.8) million compared to ($0.9) million for the three months ended March 31, 2012, an increase of $0.1 million. The amount of net unrealized losses attributable to noncontrolling interest was ($4.7) million for the three months ended March 31, 2013, leaving a net impact to the Company of $3.9 million.

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

Income From Investment Affiliate

The income from investment affiliate for the three months ended March 31, 2013 was $1.5 million compared to $nil for the three months ended March 31, 2012, an increase of $1.5 million or 100.0%. The income from investment affiliate relates to the income realized in the Company's investment in the Aquiline Financial Services Fund II L.P. for the three months ended March 31, 2013. As at March 31, 2012, the investment in the Aquiline Financial Services Fund II L.P was included in other investments.

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

U.S. dollar strengthened (weakened) against:	Three Months Ended March 31, 2013	Year Ended December 31, 2012
British Pound sterling	6.9%	(4.4)%
Euro	3.2%	(1.7)%
Canadian Dollar	2.4%	(2.7)%
Swiss Franc	4.0%	(2.4)%
Indian Rupee	(1.3)%	3.6%
South African Rand	9.3%	4.7%
Singapore Dollar	1.7%	(5.8)%

Foreign exchange gains for the three months ended March 31, 2013 were $6.9 million compared to $3.2 million for the three months ended March 31, 2012, a favorable movement of $3.8 million or 118.6%. For the three months ended March 31, 2013, Validus Re recognized foreign exchange gains of $11.2 million while AlphaCat and Talbot recognized foreign exchange losses of ($1.2) million and ($3.9) million, respectively.

For the three months ended March 31, 2013, Validus Re segment foreign exchange gains were $11.2 million compared to foreign exchange losses of ($0.3) million for the three months ended March 31, 2012, a favorable movement of $11.4 million. The favorable movement was due primarily to gains on outstanding claims and investments acquired from the acquisition of Flagstone, partially offset by a $1.3 million loss due to the Japanese Yen, Euro and Danish Krone weakening during the quarter. Validus Re currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-USD currencies. Consequently, Validus Re aims to have a limited exposure to foreign exchange fluctuations.

For the three months ended March 31, 2013, Talbot segment foreign exchange losses were ($3.9) million compared to gains of $3.6 million for the three months ended March 31, 2012, an unfavorable movement of ($7.5) million or 208.1%. The unfavorable movement in Talbot foreign exchange was primarily driven by a deferred acquisition costs and unearned premiums adjustment of $5.5 million offset by the revaluation of syndicate overseas deposits of $3.4 million due to the strengthening of British pound sterling relative to a number of currencies. During the three months ended March 31, 2013, the U.S. dollar to British pound sterling strengthened by 5.4% as compared to a strengthening of the U.S. dollar to British pound sterling of 0.1% during the three months ended March 31, 2012.

As at March 31, 2013, Talbot's balance sheet included net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $121.8 million and $25.9 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $85.7 million and $10.1 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

 Net Loss Attributable to Noncontrolling Interest

On April 2, 2012, the Company capitalized PaCRe, a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity and therefore effectively owns 10.0% of PaCRe. The net loss attributable to noncontrolling interest of $3.1 million for the three months ended March 31, 2013 is effectively 90.0% of the net income in PaCRe for the quarter.
The Company received $219.4 million of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The net income attributable to noncontrolling interest was ($0.6) million for the three months ended March 31, 2013.

Other Non-GAAP Financial Measures

In presenting the Company's results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), managed gross premiums written, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled "Financial Measures." A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled "Underwriting Income (Loss)." A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, income (loss) from investment affiliates, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the three months ended March 31, 2013 and 2012 in the section above entitled "Results of Operations." Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-U.S. dollar denominated balances are unrelated to our underlying business.
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at March 31, 2013 and December 31, 2012.

	As at March 31, 2013
	(unaudited)
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,903,890	106,282,441		$36.73

Diluted book value per common share
Total shareholders' equity available to Validus	3,903,890	106,282,441
Assumed exercise of outstanding warrants	118,015	6,410,472	$18.41
Assumed exercise of outstanding stock options	34,030	1,796,202	$18.95
Unvested restricted shares	—	2,087,223
Diluted book value per common share	$4,055,935	116,576,338		$34.79

	As at December 31, 2012
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$4,020,827	107,921,259		$37.26

Diluted book value per common share
Total shareholders' equity available to Validus	4,020,827	107,921,259
Assumed exercise of outstanding warrants	118,015	6,410,472	$18.41
Assumed exercise of outstanding stock options	37,745	1,823,947	$20.69
Unvested restricted shares	—	2,443,631
Diluted book value per common share	$4,176,587	118,599,309		$35.22

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The following tables present reconciliations of total gross premiums written to total managed gross premiums written, the most comparable U.S. GAAP financial measure, at March 31, 2013 and March 31, 2012.

	Three Months Ended
	(unaudited)
	March 31,	March 31,
	2013	2012 (a)
Total gross premiums written	$1,104,760	$837,289
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	(110)	73,875
Gross premiums written on behalf of AlphaCat Re 2012	(398)	—
Total managed gross premiums written	$1,104,252	$911,164

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Financial Condition and Liquidity

Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from Validus Re and Talbot to pay finance expenses and other holding company expenses. There are restrictions on the payment of dividends from Validus Re and Talbot to the Company. Please refer to Part II, Item 5, "Market for Registrants, Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012 for further discussion of the Company's dividend policy.
Sources and Uses of Cash

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2013 and 2012 is provided in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012 (a)	% Change
Net cash provided by operating activities	$60,683	$164,905	(63.2)%
Net cash provided by (used in) investing activities	218,734	(49,972)	537.7%
Net cash (used in) financing activities	(95,786)	(46,926)	(104.1)%
Effect of foreign currency rate changes on cash and cash equivalents	(33,786)	16,545	(304.2)%
Net increase in cash	$149,845	$84,552	77.2%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Operating Activities
Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities.
During the three months ended March 31, 2013, net cash provided by operating activities of $60.7 million was driven primarily by net income of $220.7 million, a $487.5 million increase in unearned premiums, partially offset by a $400.2 million increase in premiums receivable and a $138.6 million decrease in reserve for losses and loss expenses.

During the three months ended March 31, 2012, net cash provided by operating activities of $164.9 million was driven primarily by net income of $124.2 million, a $313.1 million increase in unearned premiums, partially offset by a $246.0 million increase in premiums receivable.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.

Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at March 31, 2013, the Company's portfolio was composed of fixed income investments including short-term investments, agency securities and sovereign securities amounting to $6,577.0 million or 82.8% of total cash and investments.
During the three months ended March 31, 2013, net cash provided by investing activities of $218.7 million was driven primarily by proceeds on sales of investments of $2,186.1 million, proceeds on maturities of investments of $125.8 million and $50.2 million of redemptions from investment in operating affiliates, offset by purchases of fixed maturities of $2,140.4 million.
During the three months ended March 31, 2012, net cash used in investing activities of $50.0 million was driven primarily by a net purchase of investments of $57.3 million partially offset by a $7.4 million decrease in securities lending.
Investments in Affiliates

	Three Months Ended March 31,
Net cash used in:	2013	2012
Investments in operating affiliates, net	$50,222	$—
Investments in investment affiliates, net	(1,341)	—
On January 4, 2013 and January 23, 2013, a partial return of investment was made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the return of investment was $46.4 million. On February 22, 2013, a partial return of investment was made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the return of investment was $3.8 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance of common shares and debentures payable.
During the three months ended March 31, 2013, net cash used in financing activities of $95.8 million was driven primarily by a payment of $262.2 million in a special dividend and quarterly dividends, partially offset by net proceeds on the issuance of AlphaCat variable funding notes of $175.6 million and the third party investment in noncontrolling interest of $55.7 million.

During the three months ended March 31, 2012, net cash used in financing activities of $46.9 million was driven primarily by the payment of $27.0 million in quarterly dividends.

Details of the Company's debt and financing arrangements at March 31, 2013 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	380,087
$500,000 bi-lateral secured letter of credit facility	Evergreen	89,511
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 10, 2013	258
IPC Bi-Lateral Facility	Evergreen	25,882
Flagstone Bi-Lateral Facility	Evergreen	296,979
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	September 15, 2037	136,662
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	September 15, 2036	113,750
Total		$1,607,929

Equity Transactions

	Three Months Ended March 31,
Net cash used in:	2013	2012
Share repurchases	$(69,691)	$(11,308)
Dividends paid to shareholders	(262,232)	(26,997)

Under share repurchase programs authorized by our Board of Directors, we purchased 1.9 million and 0.4 million shares on the open market during the three months ended March 31, 2013 and 2012, respectively, for $69.7 million and $11.3 million, respectively. At March 31, 2013, the Company had $430.3 million remaining for stock repurchases under the existing Board authorization.

During the three months ended March 31, 2013 and 2012, we paid cash dividends to shareholders of $262.2 million and $27.0 million, respectively, which included the $2.00 special dividend per share and a quarterly dividend of $0.30 for 2013 in comparison to $0.25 per share for 2012.

Capital Resources

Shareholders' equity at March 31, 2013 was $4,391.3 million.

On May 1, 2013, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on June 28, 2013 to holders of record on June 14, 2013.

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

On February 6, 2013, the Company announced an increase in the common share repurchase authorization to $500.0 million.

On February 6, 2013, the Company announced a special dividend amount of $2.00 per common share and common share equivalent. The dividend was payable in cash on February 26, 2013 to shareholders and warrant holders of record of February 19, 2013.

On February 6, 2013, the Company announced an increase in the regular quarterly dividend to $0.30 from $0.25 per common share and common share equivalent for which each outstanding warrant is exercisable. The Board also approved the payment of the regular quarterly dividend which was payable on March 29, 2013 to shareholders and warrant holders of record as of March 15, 2013.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company repurchased 47.0 million shares at a cost of $1,349.9 million under the share repurchase programs for the period November 4, 2009 through May 1, 2013. The Company had $357.0 million remaining under its authorized share repurchase program at May 1, 2013.

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

The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	March 31, 2013
Validus Reinsurance, Ltd. (consolidated), excluding Validus Re Americas, Ltd. and Validus UPS, Ltd.	$2,718,660
Validus Re Americas, Ltd. (formerly IPCRe, Ltd)	132,501
Validus UPS, Ltd. (formerly Flagstone)	1,055,541
Total Validus Reinsurance, Ltd. (consolidated)	3,906,702
Noncontrolling interest in PacRe, Ltd.	431,144
Noncontrolling interest in AlphaCat ILS Funds	56,278
Talbot Holdings, Ltd. (consolidated)	826,630
Other subsidiaries, net	48,442
Other, net	(90,556)
Total consolidated capitalization	5,178,640
Senior notes payable	(247,117)
Debentures payable	(540,212)
Total shareholders' equity	$4,391,311

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of May 6, 2013:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB+
Subordinated debt	bbb-	BBB-	Baa3	BBB-
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Stable	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Issuer credit rating	a	—	—	—
Outlook on ratings	Stable	Stable	Stable	Stable

Talbot
Financial strength rating applicable to all Lloyds syndicates	A	A+	—	A+
Flagstone Reassurance Suisse, SA
Financial strength rating	A-
Issuer credit rating	a-
Outlook on ratings	Stable

(a)	The A.M. Best ratings were most recently affirmed on February 7, 2013

(b)	The S&P ratings were most recently affirmed on August 30, 2012

(c)	All Moody’s ratings were most recently affirmed on August 31, 2012

(d)	All Fitch ratings were most recently affirmed on February 21, 2013

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company's borrowings and credit facilities as at March 31, 2013.

(Dollars in thousands)	Commitments (a)	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	400,000	—
$525,000 syndicated secured letter of credit facility	525,000	380,087
$500,000 bi-lateral secured letter of credit facility	500,000	89,511
Talbot FAL Facility (b)	25,000	25,000
PaCRe senior secured letter of credit facility	10,000	258
IPC Bi-Lateral Facility	80,000	25,882
Flagstone Bi-Lateral Facility	550,000	296,979
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	136,662	136,662
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	113,750	113,750
Total	$2,940,412	$1,607,929

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Please refer to Note 12 to the Consolidated Financial Statements (Part I, Item I) for further discussion of the Company’s debt and financing arrangements.

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

Substantially all of the fixed maturity investments held at March 31, 2013 were publicly traded. At March 31, 2013 the average duration of the Company's fixed maturity portfolio was 1.66 years (December 31, 2012: 1.34 years) and the average rating of the portfolio was A+ (December 31, 2012: AA-). At March 31, 2013, the total fixed maturity portfolio was $5,676.6 million (December 31, 2012: $5,085.3 million), of which $820.7 million (December 31, 2012: $1,062.8 million) were rated AAA.

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

With the exception of the bank loan portfolio, the Company's investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody's or Standard & Poor's rating for each investment security. The Company's investment portfolio as at March 31, 2013, has $18.6 million of non-agency mortgage backed securities rated less than investment grade.

The other components of less than investment grade securities held by the Company at March 31, 2013 were $47.6 million of catastrophe bonds and $717.4 million of bank loans.

Cash and cash equivalents and investments in Talbot of $1,894.3 million at March 31, 2013 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2012: $1,901.5 million). Total cash and cash equivalents and investments in Talbot were $1,938.5 million at March 31, 2013 (December 31, 2012: $1,942.6 million).

Cash Flows

During the three months ended March 31, 2013 and 2012, the Company generated net cash from operating activities of $60.7 million and $164.9 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

As of March 31, 2013 and December 31, 2012, the Company had cash and cash equivalents of $1,369.2 million and $1,219.4 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company's unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company's borrowings and credit facilities as at March 31, 2013, presented above.

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth herein under Part I Item 1A "Risk Factors" and under Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other sections of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012, as well as the risk and other factors set forth in the Company's other filings with the SEC, as well as management's response to any of the aforementioned factors.

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

As at March 31, 2013, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.7%, or approximately $109.1 million. As at March 31, 2013, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.3% or approximately $82.3 million.

As at March 31, 2012, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.7%, or approximately $91.1 million. As at March 31, 2012, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.0% or approximately $55.0 million.

As at March 31, 2013, the Company held $913.1 million (December 31, 2012: $1,108.0 million), or 16.1% (December 31, 2012: 21.8%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk:  Certain of the Company's reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of March 31, 2013, $1,105.9 million, or 10.5% of our total assets and $1,143.9 million, or 18.5% of our total liabilities were held in foreign currencies. As of March 31, 2013, $168.1 million, or 2.7% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date. As of March 31, 2012, $851.0 million, or 10.5% of our total assets and $879.5 million, or 19.1% of our total liabilities were held in foreign currencies. As of March 31, 2012, $108.4 million, or 2.4% of our total liabilities held in foreign currencies was non-monetary items which do not require revaluation at each reporting date.

Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At March 31, 2013, 1.2% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.2% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2013, 97.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2012: 97.9%, rated A-).

Liquidity risk: Certain of the Company's investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.5% (December 31, 2012: 9.8%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2013, the Company had $1,446.5 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company's debt and financing arrangements at March 31, 2013 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	380,087
$500,000 bi-lateral secured letter of credit facility	Evergreen	89,511
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 10, 2013	258
IPC Bi-Lateral Facility	Evergreen	25,882
$550,000 Flagstone Bi-Lateral Facility	Evergreen	296,979
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	September 15, 2037	136,662
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	September 15, 2036	113,750
Total		$1,607,929

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

ITEM 1A.               RISK FACTORS

Please refer to the discussion of Risk factors in Item 1A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

On February 6, 2013, the Company announced an increase in the common share repurchase authorization to $500.0 million.

The Company has repurchased approximately 47.0 million common shares for an aggregate purchase price of $1,349.9 million from the inception of the share repurchase program to May 1, 2013. The Company has $357.0 million remaining under its authorized share repurchase program as of May 1, 2013.

Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at December 31, 2012				Quarter ended
Effect of share repurchases:	(cumulative)	January	February	March	March 31, 2013
Aggregate purchase price (a)	$1,206,845	$—	$36,559	$33,132	$69,691
Shares repurchased	43,138,057	$—	$1,017,380	$887,009	$1,904,389
Average price (a)	$27.98	$—	$35.93	$37.35	$36.59
Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$1.80
Diluted EPS - Quarter (c)					$0.49

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at March 31, 2013 (cumulative)	April	As at May 1, 2013	Cumulative to Date Effect
Aggregate purchase price (a)	$1,276,536	$71,058	$2,288	$1,349,882
Shares repurchased	45,042,446	1,883,310	59,000	46,984,756
Average price (a)	$28.34	$37.73	$38.78	$28.73

(a) Share transactions are on a trade date basis through May 1, 2013 and are inclusive of commissions.  Average share price is rounded to two decimal places.

(b) As the average price per share repurchased during the periods 2010 to 2013 was lower than the book value per common share, the repurchase of shares increased the Company's period ending book value per share.

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

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description
Exhibit 10.1 *	Employment Agreement dated as of April 2, 2013 between Validus America, Inc. and Romel Salam.

Exhibit 10.2 *	Amended and Restated Employment Agreement dated as of April 30, 2013 between Validus Services (Bermuda), Ltd. and Kean Driscoll.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101.1 INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	May 6, 2013	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	May 6, 2013	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer