Form 10-Q
period 2013-06-30
VALIDUS HOLDINGS LTD
filed 2013-08-08
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013 there were 99,823,852 outstanding Common Shares, $0.175 par value per share, of the registrant.

1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2013 and December 31, 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2013—$5,322,882; 2012—$5,008,514)	$5,318,993	$5,085,334
Short-term investments, at fair value (amortized cost: 2013—$611,708; 2012—$1,112,929)	609,778	1,114,250
Other investments, at fair value (cost: 2013—$604,092; 2012—$583,068)	514,385	564,448
Cash and cash equivalents	1,317,061	1,219,379
Total investments and cash	7,760,217	7,983,411
Investments in affiliates	110,472	172,329
Premiums receivable	1,374,486	802,159
Deferred acquisition costs	206,623	146,588
Prepaid reinsurance premiums	224,886	99,593
Securities lending collateral	1,900	225
Loss reserves recoverable	418,693	439,967
Paid losses recoverable	22,356	46,435
Income taxes recoverable	1,725	—
Intangible assets	108,489	110,569
Goodwill	20,393	20,393
Accrued investment income	19,334	21,321
Other assets	318,805	177,274
Total assets	$10,588,379	$10,020,264

Liabilities
Reserve for losses and loss expenses	$3,283,450	$3,517,573
Unearned premiums	1,439,597	894,362
Reinsurance balances payable	344,418	138,550
Securities lending payable	2,366	691
Deferred income taxes	22,600	20,259
Net payable for investments purchased	29,031	38,346
Accounts payable and accrued expenses	131,903	167,577
Variable funding notes	431,093	—
Senior notes payable	247,144	247,090
Debentures payable	540,476	540,709
Total liabilities	$6,472,078	$5,565,157

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2013—154,225,781; 2012—152,698,191; Outstanding: 2013—99,737,461; 2012—107,921,259)	$26,989	$26,722
Treasury shares (2013—54,488,320; 2012—44,776,932)	(9,535)	(7,836)
Additional paid-in-capital	1,813,461	2,160,478
Accumulated other comprehensive (loss)	(8,262)	(2,953)
Retained earnings	1,795,203	1,844,416
Total shareholders’ equity available to Validus	3,617,856	4,020,827
Noncontrolling interest	498,445	434,280
Total shareholders’ equity	$4,116,301	$4,455,107

Total liabilities and shareholders’ equity	$10,588,379	$10,020,264

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$702,313	$627,089	$1,807,073	$1,464,378
Reinsurance premiums ceded	(121,396)	(119,052)	(308,612)	(226,104)
Net premiums written	580,917	508,037	1,498,461	1,238,274
Change in unearned premiums	(33,459)	(60,410)	(419,942)	(339,448)
Net premiums earned	547,458	447,627	1,078,519	898,826
Net investment income	26,210	25,885	51,859	53,645
Net realized gains on investments	3,409	6,154	5,130	13,686
Net unrealized (losses) on investments	(141,348)	(53,574)	(148,585)	(32,903)
Income (loss) from investment affiliate	1,753	(398)	3,230	(398)
Other income	4,418	5,994	7,103	14,885
Foreign exchange (losses) gains	(8,223)	(652)	(1,301)	2,514
Total revenues	433,677	431,036	995,955	950,255

Expenses
Losses and loss expenses	265,044	153,692	409,815	385,681
Policy acquisition costs	87,152	76,129	180,763	154,261
General and administrative expenses	70,967	61,635	151,246	128,010
Share compensation expenses	6,638	6,800	8,956	12,238
Finance expenses	37,830	13,706	62,276	29,985
Total expenses	467,631	311,962	813,056	710,175

(Loss) income before taxes and income from operating affiliates	(33,954)	119,074	182,899	240,080
Tax (expense) benefit	(93)	(404)	225	(543)
Income from operating affiliates	3,793	3,592	7,316	6,959
Net (loss) income	$(30,254)	$122,262	$190,440	$246,496
Net loss attributable to noncontrolling interest	60,976	45,360	63,525	45,360
Net income available to Validus	$30,722	$167,622	$253,965	$291,856

Other comprehensive income (loss)
Foreign currency translation adjustments	186	(757)	(9,599)	636

Other comprehensive income (loss)	$186	$(757)	$(9,599)	$636

Comprehensive income available to Validus	$30,908	$166,865	$244,366	$292,492

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	103,133,188	98,254,186	105,259,813	98,839,663
Diluted	104,734,643	103,667,967	107,393,822	104,382,030

Basic earnings per share available to common shareholders	$0.28	$1.69	$2.26	$2.92
Diluted earnings per share available to common shareholders	$0.28	$1.62	$2.21	$2.80

Cash dividends declared per share	$0.30	$0.25	$2.60	$0.50

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$26,722	$23,538
Common shares issued, net	267	153
Balance - End of period	$26,989	$23,691

Treasury shares
Balance - Beginning of period	$(7,836)	$(6,131)
Repurchase of common shares	(1,699)	(1,212)
Balance - End of period	$(9,535)	$(7,343)

Additional paid-in capital
Balance - Beginning of period	$2,160,478	$1,893,890
Common shares (redeemed), net	(488)	(1,307)
Repurchase of common shares	(355,485)	(220,040)
Share compensation expenses	8,956	12,238
Balance - End of period	$1,813,461	$1,684,781

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(2,953)	$(6,601)
Amounts reclassified to retained earnings	4,290	—
Other comprehensive (loss) income	(9,599)	636
Balance - End of period	$(8,262)	$(5,965)

Retained earnings
Balance - Beginning of period	$1,844,416	$1,543,729
Dividends	(298,888)	(52,915)
Net income	190,440	246,496
Net loss attributable to noncontrolling interest	63,525	45,360
Amounts reclassified from accumulated other comprehensive income	(4,290)	—
Balance - End of period	$1,795,203	$1,782,670

Total shareholders’ equity available to Validus	$3,617,856	$3,477,834

Noncontrolling interest	$498,445	$404,740

Total shareholders’ equity	$4,116,301	$3,882,574

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$190,440	$246,496
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	8,956	12,238
Amortization of discount on senior notes	54	54
(Income) loss from investment affiliate	(3,230)	398
Net realized (gains) on investments	(5,130)	(13,686)
Net unrealized losses on investments	148,585	32,903
Amortization of intangible assets	2,080	2,080
(Income) from operating affiliates	(7,316)	(6,959)
Foreign exchange losses (gains) included in net income	30,868	(5,844)
Amortization of premium on fixed maturities	10,163	12,253
Change in:
Premiums receivable	(558,107)	(330,214)
Deferred acquisition costs	(60,035)	(54,667)
Prepaid reinsurance premiums	(125,293)	(85,006)
Loss reserves recoverable	20,000	1,475
Paid losses recoverable	23,840	58,149
Income taxes recoverable	(852)	(2,720)
Accrued investment income	1,903	4,534
Other assets	22,009	(11,777)
Reserve for losses and loss expenses	(216,535)	(43,198)
Unearned premiums	545,235	424,454
Reinsurance balances payable	186,906	65,154
Deferred income taxes	2,081	2,565
Accounts payable and accrued expenses	(42,917)	(3,518)
Net cash provided by operating activities	173,705	305,164

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	2,686,285	1,829,294
Proceeds on maturities of investments	316,860	295,192
Purchases of fixed maturities	(3,318,638)	(1,975,225)
Sales (purchases) of short-term investments, net	500,191	(31,629)
(Purchases) of other investments	(23,674)	(500,632)
(Increase) decrease in securities lending collateral	(1,675)	4,317
Redemption from (purchase of) investment in operating affiliates	79,307	(26,500)
Purchase of investment in investment affiliate	(6,904)	(3,368)
Net cash provided by (used in) investing activities	231,752	(408,551)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of variable funding notes	262,037	—
(Redemption) of common shares, net	(221)	(1,154)
Purchases of common shares under share repurchase program	(357,184)	(221,252)
Dividends paid	(297,539)	(56,260)
Increase (decrease) in securities lending payable	1,675	(4,317)
Third party investment in noncontrolling interest	127,690	450,100
Net cash (used in) provided by financing activities	(263,542)	167,117

Effect of foreign currency rate changes on cash and cash equivalents	(44,233)	6,736

Net increase in cash	97,682	70,466

Cash and cash equivalents - beginning of period	$1,219,379	$832,844

Cash and cash equivalents - end of period	$1,317,061	$903,310

Taxes paid during the period	$(1,326)	$3,764

Interest paid during the period	$24,955	$20,117
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
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates reflected in the Company's consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, the valuation of goodwill and intangible assets, reinsurance premiums ceded and reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ materially from those estimates. The results of operations for any interim period are not necessarily indicative of the results for a full year. The term "ASC" used in these notes refers to Accounting Standard Codifications issued by the United States Financial Accounting Standards Board ("FASB").
On November 30, 2012, the Company acquired all of the outstanding common shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") in exchange for 0.1935 Company common shares and $2.00 in cash per Flagstone common share (the "Flagstone Acquisition"). For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the consolidated financial statements.
On April 25, 2013, the Company acquired Longhorn Re, Ltd., a single contract Bermuda domiciled crop reinsurer.

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
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2011-11 and 2013-01 became effective for fiscal periods beginning on or after January 1, 2013, and as a result, the Company adopted ASU 2011-11 and 2013-01 effective January 1, 2013. The adoption of these new accounting standards impacts disclosures only; therefore they did not have an impact on the Company's consolidated financial statements. Please refer to Note 7: "Derivative instruments".

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standard Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendments became effective for reporting periods beginning after December 15, 2012, and as a result, the Company adopted ASU 2013-02 effective January 1, 2013. Please refer to Note 14 "Accumulated other comprehensive income (loss)."
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
In June 2013, the FASB issued Accounting Standard Update No. 2013-08, “Financial Services - Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). The amendments in this Update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is prohibited. The Company is currently evaluating the impact of this guidance; however it is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued Accounting Standard Update No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). The amendments in this Update permit the Fed Funds Effective Swap Rate also referred to as the overnight index swap rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rate and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments in this Update, only the U.S. Treasury rate and the LIBOR swap rate were considered benchmark interest rates in the United States. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company is currently evaluating the impact of this guidance; however it is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued Accounting Standard Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-10”). This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance; however it is not expected to have a material impact on the Company's consolidated financial statements.

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

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at June 30, 2013 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,209,597	$2,430	$(5,807)	$1,206,220
Non-U.S. government and government agency	385,458	2,089	(6,523)	381,024
States, municipalities, political subdivision	44,230	485	(422)	44,293
Agency residential mortgage-backed securities	338,313	9,042	(1,841)	345,514
Non-agency residential mortgage-backed securities	25,584	121	(1,069)	24,636
U.S. corporate	1,378,522	9,232	(14,224)	1,373,530
Non-U.S. corporate	668,678	4,760	(7,341)	666,097
Bank loans	750,527	5,470	(1,378)	754,619
Catastrophe bonds	54,005	1,139	(381)	54,763
Asset-backed securities	467,968	1,670	(1,341)	468,297
Total fixed maturities	5,322,882	36,438	(40,327)	5,318,993
Total short-term investments	611,708	30	(1,960)	609,778
Other investments
Fund of hedge funds	3,733	216	(921)	3,028
Private equity investments	12,771	984	(67)	13,688
Hedge funds (a)	581,389	22,718	(115,665)	488,442
Mutual funds	6,199	3,028	—	9,227
Total other investments	604,092	26,946	(116,653)	514,385
Total	$6,538,682	$63,414	$(158,940)	$6,443,156
Noncontrolling interest (a)	$(508,500)	$(18,492)	$104,099	$(422,893)
Total investments excluding noncontrolling interest	$6,030,182	$44,922	$(54,841)	$6,020,263

(a)	Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2012 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,091,357	$7,957	$(84)	$1,099,230
Non-U.S. government and government agency	295,602	6,904	(227)	302,279
States, municipalities, political subdivision	41,286	800	(23)	42,063
Agency residential mortgage-backed securities	375,368	13,708	(202)	388,874
Non-agency residential mortgage-backed securities	106,536	1,266	(1,346)	106,456
U.S. corporate	1,189,173	21,681	(681)	1,210,173
Non-U.S. corporate	582,115	11,373	(223)	593,265
Bank loans	663,217	10,593	(427)	673,383
Catastrophe bonds	56,757	481	(291)	56,947
Asset-backed securities	607,103	5,767	(206)	612,664
Total fixed maturities	5,008,514	80,530	(3,710)	5,085,334
Total short-term investments	1,112,929	1,349	(28)	1,114,250
Other investments
Fund of hedge funds	4,677	299	(219)	4,757
Private equity investments	12,857	94	—	12,951
Hedge funds (a)	559,335	21,814	(42,623)	538,526
Mutual funds	6,199	2,015	—	8,214
Total other investments	583,068	24,222	(42,842)	564,448
Total	$6,704,511	$106,101	$(46,580)	$6,764,032
Noncontrolling interest (a)	(450,000)	(19,427)	36,690	(432,737)
Total investments excluding noncontrolling interest	$6,254,511	$86,674	$(9,890)	$6,331,295

(a)	Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2013 and December 31, 2012. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	June 30, 2013		December 31, 2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$768,907	14.4%	$1,062,794	20.9%
AA	2,127,840	40.0%	1,862,322	36.6%
A	1,216,451	22.9%	1,049,969	20.6%
BBB	408,034	7.7%	374,447	7.4%
Investment grade	4,521,232	85.0%	4,349,532	85.5%

BB	356,521	6.7%	373,907	7.4%
B	409,962	7.7%	330,416	6.5%
CCC	4,081	0.1%	4,483	0.1%
CC	3,023	—%	3,259	0.1%
D/NR	24,174	0.5%	23,737	0.4%
Non-Investment grade	797,761	15.0%	735,802	14.5%
Total Fixed Maturities	$5,318,993	100.0%	$5,085,334	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at June 30, 2013 and December 31, 2012 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$818,318	$823,145	$526,529	$530,499
Due after one year through five years	3,291,462	3,280,086	2,971,118	3,018,544
Due after five years through ten years	368,207	364,246	418,377	424,304
Due after ten years	13,030	13,069	3,483	3,993
	4,491,017	4,480,546	3,919,507	3,977,340
Asset-backed and mortgage-backed securities	831,865	838,447	1,089,007	1,107,994
Total Fixed Maturities	$5,322,882	$5,318,993	$5,008,514	$5,085,334

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)  Net investment income

Net investment income was derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fixed maturities and short-term investments	$26,151	$26,471	$53,682	$53,747
Cash and cash equivalents	1,629	1,449	2,162	3,766
Securities lending income	—	1	—	6
Total gross investment income	27,780	27,921	55,844	57,519
Investment expenses	(1,570)	(2,036)	(3,985)	(3,874)
Net investment income	$26,210	$25,885	$51,859	$53,645

(c)	Net realized gains (losses) and change in net unrealized gains (losses)

The following represents an analysis of net realized gains (losses) and the change in net unrealized (losses) on investments:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$7,152	$9,415	$17,872	$19,423
Gross realized (losses)	(3,743)	(3,261)	(12,742)	(5,737)
Net realized gains on investments	3,409	6,154	5,130	13,686
Net unrealized gains on securities lending	—	—	—	37
Change in net unrealized (losses) on investments	(141,348)	(53,574)	(148,585)	(32,940)
Net change in unrealized (losses) on investments	$(141,348)	$(53,574)	$(148,585)	$(32,903)
Total net realized gains and change in net unrealized (losses) on investments	$(137,939)	$(47,420)	$(143,455)	$(19,217)
Noncontrolling interest (a)	63,694	44,882	68,345	44,882
Total net realized gains and change in net unrealized (losses) on investments excluding noncontrolling interest	$(74,245)	$(2,538)	$(75,110)	$25,665

(a)	Includes change in net unrealized (losses) on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d) Pledged investments

The following tables outline investments pledged as collateral under the Company's credit facilities. For further details of the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	June 30, 2013
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	373,318	527,564
$200,000 secured bi-lateral letter of credit facility	200,000	73,523	129,590
Talbot FAL Facility	25,000	25,000	36,508
PaCRe senior secured letter of credit facility	10,000	258	—
IPC bi-lateral facility	40,000	24,788	97,735
$375,000 Flagstone bi-lateral facility	375,000	313,398	450,880
	$1,575,000	$810,285	$1,242,277

	December 31, 2012
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	376,570	517,210
$500,000 secured bi-lateral letter of credit facility	500,000	92,402	125,991
Talbot FAL Facility	25,000	25,000	41,372
PaCRe senior secured letter of credit facility	10,000	219	—
IPC bi-lateral facility	80,000	40,613	98,593
$550,000 Flagstone bi-lateral facility	550,000	381,019	416,414
	$2,090,000	$915,823	$1,199,580

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

(c) Level 3 assets measured at fair value

Other investments

Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds and private equity investments are the only financial instruments in this category as at June 30, 2013. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Hedge funds

The hedge funds were valued at $488,442 at June 30, 2013. The hedge funds consist of an investment in four Paulson & Co. managed funds (the "Paulson hedge funds") and three investment funds assumed from the Flagstone Acquisition (the "Flagstone investment funds"). The Paulson hedge funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's May 31, 2013 NAV was used as a partial basis for fair value measurement in the Company's June 30, 2013 balance sheet. The fund manager provides an estimate of the NAV at June 30, 2013 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, our valuation estimates have not materially differed from the subsequent NAVs. The Flagstone investment fund administrators provide either monthly or quarterly reported NAVs with a one-month or one-quarter delay in valuation, respectively. As a result, the May 31, 2013 NAV or the March 31, 2013 NAV was used as a basis for fair value measurement in the Company's June 30, 2013 balance sheet. As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone investment funds are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.

Private equity investments

Private equity investments consist of an investment in three private equity funds assumed from the Flagstone Acquisition. The private equity investments respective fund administrator provides either monthly or quarterly NAVs with a one-month or one-quarter delay in valuation, respectively. As a result, the May 31, 2013 NAV or the March 31, 2013 NAV was used as a basis for fair value measurement in the Company's June 30, 2013 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the private equity investments are classified as Level 3 assets.

Fund of hedge funds

The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's May 31, 2013 NAV was used as a basis for fair value measurement in the Company's June 30, 2013 balance sheet. The fund manager provides an estimate of the fund NAV at June 30, 2013 based on the estimated performance provided from the underlying third-party funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At June 30, 2013, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,206,220	$—	$1,206,220
Non-U.S. government and government agency	—	381,024	—	381,024
States, municipalities, political subdivision	—	44,293	—	44,293
Agency residential mortgage-backed securities	—	345,514	—	345,514
Non-agency residential mortgage-backed securities	—	24,636	—	24,636
U.S. corporate	—	1,373,530	—	1,373,530
Non-U.S. corporate	—	666,097	—	666,097
Bank loans	—	754,619	—	754,619
Catastrophe bonds	—	54,763	—	54,763
Asset-backed securities	—	468,297	—	468,297
Total fixed maturities	—	5,318,993	—	5,318,993
Short-term investments	583,518	26,260	—	609,778
Other investments
Fund of hedge funds	—	—	3,028	3,028
Private equity investments	—	—	13,688	13,688
Hedge funds (a)	—	—	488,442	488,442
Mutual funds	—	9,227	—	9,227
Total other investments	—	9,227	505,158	514,385
Total	$583,518	$5,354,480	$505,158	$6,443,156
Noncontrolling interest (a)	—	—	(422,893)	(422,893)
Total investments excluding noncontrolling interest	$583,518	$5,354,480	$82,265	$6,020,263

(a)	Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

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

At June 30, 2013, Level 3 investments excluding the noncontrolling interest totaled $82,265 (December 31, 2012: $123,497), representing 1.4% (December 31, 2012: 2.0%) of total investments, excluding noncontrolling interest, measured at fair value on a recurring basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	Total Fair Market Value	Total Fair Market Value
	Other Investments	Other Investments
Level 3 investments - Beginning of period	$523,693	$8,325
Purchases	65,056	500,000
Sales	(13,498)	(277)
Realized gains	300	21
Unrealized (losses)	(70,393)	(48,494)
Transfers	—	(4,782)
Level 3 investments - End of period	$505,158	$454,793
Noncontrolling interest (a)	(422,893)	(405,118)
Level 3 investments excluding noncontrolling interest	$82,265	$49,675

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	Total Fair Market Value	Total Fair Market Value
	Other Investments	Other Investments
Level 3 investments - Beginning of period	$556,234	$8,880
Purchases	65,515	500,000
Sales	(44,831)	(896)
Realized gains	340	48
Unrealized (losses)	(72,100)	(49,986)
Transfers	—	(3,253)
Level 3 investments - End of period	$505,158	$454,793
Noncontrolling interest (a)	(422,893)	(405,118)
Level 3 investments excluding noncontrolling interest	$82,265	$49,675

(a)	Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

There have not been any transfers between Levels 1 and 2 during the three and six months ended June 30, 2013 or 2012. There have not been any transfers into or out of Level 3 during the three and six months ended June 30, 2013. During the three months ended June 30, 2012, there was a transfer of the private equity investment out of Level 3 "Other investments" to "Investment in affiliates." Refer to Note 5: "Investments in affiliates."

5. Investments in affiliates

(a) Operating affiliates

AlphaCat Re 2011, Ltd.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. ("AlphaCat Re 2011"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Reinsurance, Ltd. ("Validus Re"), a wholly owned subsidiary of the Company, had a majority voting equity

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

interest in AlphaCat Re 2011 and as a result, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

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

AlphaCat Re 2011 is now considered "off-risk" as all reinsurance contracts written by the company have expired. As a result, on January 4, 2013, January 23, 2013, May 1, 2013 and May 28, 2013 partial returns of investment were made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the return of investment was $52,114.

AlphaCat Re 2012, Ltd.

On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012, Ltd. ("AlphaCat Re 2012"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. The Company holds an equity interest of 37.9% and a voting interest of 49.0% in AlphaCat Re 2012, therefore the investment has been treated as an equity method investment as at June 30, 2013.

AlphaCat Re 2012 is now considered "off-risk" as all reinsurance contracts written by the company have expired. As a result, on February 22, 2013 and June 20, 2013, partial returns of investment were made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the return of investment was $27,193.
AlphaCat 2013, Ltd.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, Ltd. ("AlphaCat 2013"), a special purpose vehicle formed for the purpose of investing in collateralized reinsurance. The Company holds an equity interest of 19.7% and a voting interest of 40.9% in AlphaCat 2013, therefore the investment has been treated as an equity method investment as at June 30, 2013.

Investment in Insurance Linked Securities ("ILS")
The Company received $219,400 of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. During the three and six months ended June 30, 2013, the Company received $13,500 and $69,190 in additional third party subscriptions, respectively. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at June 30, 2013. Income from this fund was $177 and $326 for the three and six months ended June 30, 2013. The Company's carrying value of this fund amounted to $20,326 and $20,000 as at June 30, 2013 and December 31, 2012, respectively. The Company's maximum exposure to loss with respect to this investment is limited to the investment carrying value reported in the Company's Consolidated Balance Sheets.

The following table presents a reconciliation of the beginning and ending investment in operating affiliates balances for the three and six months ended June 30, 2013 and 2012:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended June 30, 2013
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS funds	Total
As at March 31, 2013	$16,805	$27,358	$46,100	$20,149	$110,412
Return of investment	(5,678)	(23,407)	—	—	(29,085)
Income from operating affiliates	(73)	1,253	2,436	177	3,793
As at June 30, 2013	$11,054	$5,204	$48,536	$20,326	$85,120

	Three Months Ended June 30, 2012
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	Total
As at March 31, 2012	$56,398	$—	$56,398
Purchase of shares	—	26,500	26,500
Income from operating affiliates	2,840	752	3,592
As at June 30, 2012	$59,238	$27,252	$86,490

	Six Months Ended June 30, 2013
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS funds	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$20,000	$157,111
Return of investment	(52,114)	(27,193)	—	—	(79,307)
Income from operating affiliates	376	3,078	3,536	326	7,316
As at June 30, 2013	$11,054	$5,204	$48,536	$20,326	$85,120

	Six Months Ended June 30, 2012
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	Total
As at December 31, 2011	$53,031	$—	$53,031
Purchase of shares	—	26,500	26,500
Income from operating affiliates	6,207	752	6,959
As at June 30, 2012	$59,238	$27,252	$86,490

The following table presents the Company's investments in operating affiliates as at June 30, 2013:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$11,128	43.7%	22.3%	$11,054
AlphaCat Re 2012	3,950	49.0%	37.9%	5,204
AlphaCat 2013	45,000	40.9%	19.7%	48,536
AlphaCat ILS Fund	20,000	—%	12.5%	20,326
Total	$80,078			$85,120

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in operating affiliates as at December 31, 2012:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$62,792
AlphaCat Re 2012	26,500	49.0%	37.9%	29,319
AlphaCat 2013	45,000	40.9%	19.7%	45,000
AlphaCat ILS Fund	$20,000	—%	11.8%	$20,000
Total	$60,078			$157,111

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

The private equity limited partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the limited partnership's March 31, 2013 capital account statement was used as the basis for calculating the Company's share of partnership income for the period.

The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment affiliate, beginning of period	$18,036	$3,347	$15,218	$3,253
Capital contributions	5,563	3,368	6,904	4,898
Net unrealized (loss) on investments (a)	—	—	—	(1,436)
Income (loss) from investment affiliate	1,753	(398)	3,230	(398)
Investment affiliate, end of period	$25,352	$6,317	$25,352	$6,317

(a)
As at March 31, 2012, this investment was included in " Other investments" as a level 3 investment in the fair value hierarchy, hence the change in fair value was included in net unrealized (losses) gains on investments.

The following table presents the Company's investment in the Aquiline Financial Services Fund II L.P. as at June 30, 2013:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P	$24,522	—%	6.7%	$25,352

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

6. Noncontrolling interest
 On April 2, 2012, the Company joined with other investors in capitalizing PaCRe a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. On May 1, 2013, PaCRe received additional capital contributions of $6,500 from Validus Re and $58,500 from a third party investor. Validus Re has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe's earnings attributable to third party investors for the three and six months ended June 30, 2013 and 2012 is recorded in the Consolidated Statements of Comprehensive Income as net loss attributable to noncontrolling interest. The Company has an equity interest of 10% and the remaining 90% interest is held by third party investors.
The Company received $219,400 of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. During the three and six months ended June 30, 2013, the Company received $13,500 and $69,190 in additional third party subscriptions, respectively. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. Validus Re has a majority participating interest in these funds and as a result, the financial statements of these funds are included in the consolidated financial statements of the Company. The portion of the AlphaCat ILS funds' earnings attributable to third party investors for the three and six months ended June 30, 2013 is recorded in the Consolidated Statements of Comprehensive Income within net loss attributable to noncontrolling interest.

The following table presents a reconciliation of the beginning and ending balances of noncontrolling interest for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	PaCRe	AlphaCat ILS funds	Total
As at March 31, 2013	$431,145	$56,276	$487,421
Purchase of shares by noncontrolling interest	58,500	13,500	72,000
Net (loss) income attributable to noncontrolling interest	(61,890)	914	(60,976)
As at June 30, 2013	$427,755	$70,690	$498,445

	Three Months Ended June 30, 2012
	PaCRe	Total
As at March 31, 2012	$—	$—
Purchase of shares by noncontrolling interest	450,100	450,100
Net (loss) attributable to noncontrolling interest	(45,360)	(45,360)
As at June 30, 2012	$404,740	$404,740

	Six Months Ended June 30, 2013
	PaCRe	AlphaCat ILS Funds	Total
As at December 31, 2012	$434,280	$—	$434,280
Purchase of shares by noncontrolling interest	58,500	69,190	127,690
Net (loss) income attributable to noncontrolling interest	(65,025)	1,500	(63,525)
As at June 30, 2013	$427,755	$70,690	$498,445

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2012
	PaCRe	Total
As at December 31, 2011	$—	$—
Purchase of shares by noncontrolling interest	450,100	450,100
Net (loss) attributable to noncontrolling interest	(45,360)	(45,360)
As at June 30, 2012	$404,740	$404,740

7. Derivative instruments

The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at June 30, 2013, the Company held a foreign currency forward contract to mitigate the risk of foreign currency exposure of unpaid losses denominated in Chilean Pesos (CLP) as well as foreign currency forward contracts to mitigate the risk of fluctuations in the Euro and British Pound Sterling to U.S. dollar exchange rates. As at June 30, 2013, the Company held two interest rate swap contracts to mitigate the risk of interest rate exposure on the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to mitigate the risk of interest rate and foreign exchange rate exposure on the payment of interest on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Interest Notes.

As part of the Flagstone Acquisition, the Company assumed foreign currency forward contracts which are not designated as hedging instruments. As at June 30, 2013, the Company held nine foreign currency forward contracts to mitigate the risk of fluctuations against the U.S. dollar.

The following table summarizes information on the location and amount of the fair value of derivatives not designated as hedging instruments on the consolidated balance sheet at June 30, 2013 and December 31, 2012:

	At June 30, 2013			At December 31, 2012
Derivatives not designated as hedging instruments:	Net notional exposure	Asset Derivative at Fair Value	Liability Derivative at Fair Value	Net notional exposure	Asset Derivative at Fair Value	Liability Derivative at Fair Value
Currency swaps	$—	$—	$—	$17,153	$—	$772
Foreign currency forward contracts	$132,702	$—	$8,265	$310,541	$—	$394

Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses on the Consolidated Balance Sheets.

The following table summarizes information on the location and amount of the fair value of derivatives designated as hedging instruments on the consolidated balance sheet at June 30, 2013 and December 31, 2012:

	At June 30, 2013			At December 31, 2012
Derivatives designated as hedging instruments:	Net notional exposure	Asset Derivative at Fair Value	Liability Derivative at Fair Value	Net notional exposure	Asset Derivative at Fair Value	Liability Derivative at Fair Value
Foreign currency forward contracts	$55,541	$383	$1,243	$35,976	$—	$223
Interest rate swap contracts	$552,263	$—	787	$289,800	$—	$220

Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses on the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(a)	Classification within the fair value hierarchy

As described in Note 4: "Fair value measurements," under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation are observable in the marketplace, can be derived from observable data or are supported by observable levels at which other similar transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

(b)	Derivative instruments designated as a fair value hedge

The Company designates its foreign currency forward contract derivative instruments as fair value hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items.

The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and six months ended June 30, 2013 and 2012:

Foreign currency forward contracts	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Amount of gain (loss) recognized in income on derivative	$(1,707)	$1,700	$(445)	$(1,618)
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$1,707	$(1,700)	$445	$1,618
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

The gain (loss) is recognized in income within foreign exchange gains (losses).

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

The following table provides the total impact on other comprehensive income and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and six months ended June 30, 2013:

Interest rate swap contracts	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Amount of effective portion recognized in other comprehensive income	$2,962	$—	$4,570	$—
Amount of effective portion subsequently reclassified to earnings	$(2,962)	$—	$(4,570)	$—
Amount of ineffective portion excluded from effectiveness testing	$—	$—	$—	$—
The above balances relate to interest paid and have been classified as finance expenses in the consolidated statements of comprehensive income. There was no interest rate swap contract activity for the three and six months ended June 30, 2012.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d) Balance sheet offsetting

There was no balance sheet offsetting activity as at June 30, 2013 or December 31, 2012.

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

8. Reserve for losses and loss expenses

Reserves for losses and loss expenses are based in part upon the estimation of case reserves reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss, the reporting of a loss to the Company and the settlement of the Company's liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed the total reserves.

 The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Reserve for losses and loss expenses, beginning of period	$3,357,691	$2,649,610	$3,517,573	$2,631,143
Losses and loss expenses recoverable	(429,252)	(351,292)	(439,967)	(372,485)
Net reserves for losses and loss expenses, beginning of period	2,928,439	2,298,318	3,077,606	2,258,658
Net reserves acquired	948	—	948	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	306,033	191,252	516,602	453,665
Prior years	(40,989)	(37,560)	(106,787)	(67,984)
Total incurred losses and loss expenses	265,044	153,692	409,815	385,681
Total net paid losses	(312,212)	(220,529)	(572,324)	(424,752)
Foreign exchange	(17,462)	(11,666)	(51,288)	228
Net reserve for losses and loss expenses, end of period	2,864,757	2,219,815	2,864,757	2,219,815
Losses and loss expenses recoverable	418,693	371,484	418,693	371,484
Reserve for losses and loss expenses, end of period	$3,283,450	$2,591,299	$3,283,450	$2,591,299

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

Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2013, 96.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or better and included $206,746 of IBNR recoverable (December 31, 2012: $185,255). Reinsurance recoverables by reinsurer are as follows:

	June 30, 2013		December 31, 2012
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$335,954	76.2%	$360,234	74.1%
Other reinsurers’ balances > $1 million	102,523	23.2%	115,262	23.7%
Other reinsurers’ balances < $1 million	2,572	0.6%	10,906	2.2%
Total	$441,049	100.0%	$486,402	100.0%

	June 30, 2013
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$68,745	20.5%
National Indemnity	AA+	59,667	17.8%
Everest Re	A+	54,832	16.3%
Hannover Re	AA-	42,446	12.6%
Fully Collateralized	NR	36,206	10.8%
Transatlantic Re	A+	18,922	5.6%
Swiss Re	AA-	16,106	4.8%
XL Re	A	13,517	4.0%
Third Point Re	A-	13,254	3.9%
Munich Re	AA-	12,259	3.7%
Total		$335,954	100.0%

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
NR: Not rated

At June 30, 2013 and December 31, 2012, the provision for uncollectible reinsurance relating to losses recoverable was $5,983 and $6,602, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. Of the $441,049 reinsurance recoverable at June 30, 2013 (December 31, 2012: $486,402), $36,206 was fully collateralized (December 31, 2012: $47,445).

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

The Company’s authorized share capital is 571,428,571 common shares with a par value of $0.175 per share. The holders of common shares are entitled to receive dividends. Holders of common shares are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.09 percent of the outstanding common shares of the Company, their voting power will be reduced to 9.09 percent.

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

The Company has repurchased approximately 52,849,445 common shares for an aggregate purchase price of $1,564,029 from the inception of its share repurchase program to June 30, 2013. The Company had $142,816 remaining under its authorized share repurchase program as of June 30, 2013.

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

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	734,910
Restricted share units vested, net of shares withheld	14,381
Options exercised	235,091
Warrants exercised	508,193
Direct issuance of common stock	183
Performance share awards vested, net of shares withheld	31,897
Deferred share units vested, net of shares withheld	2,935
Common shares issued, June 30, 2013	154,225,781
Shares repurchased, June 30, 2013	(54,488,320)
Common shares outstanding, June 30, 2013	99,737,461

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	687,990
Restricted share units vested, net of shares withheld	12,336
Options exercised	171,100
Common shares issued, June 30, 2012	135,374,491
Shares repurchased, June 30, 2012	(41,963,429)
Common shares outstanding, June 30, 2012	93,411,062

(b)	Warrants

During the three and six months ended June 30, 2013, 950,644 warrants were exercised which resulted in the issuance of 508,193 common shares. During the three and six months ended June 30, 2012, no warrants were exercised. No further warrants are anticipated to be issued. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date.

(c)	Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  The total outstanding deferred share units at June 30, 2013 were $nil (December 31, 2012: 5,001).

As of February 16, 2013, John Hendrickson became an employee director. As a result, his 5,039 deferred share units vested and 2,935 common shares were issued to him, net of shares withheld for taxes.

(d)	Dividends

On February 6, 2013, the Company announced a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable (the "2013 Special Dividend"). The 2013 Special Dividend was paid on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.

In addition, the Company announced a quarterly cash dividend of $0.30 (2012: $0.25) per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 29, 2013 to holders of record on March 15, 2013.

On May 1, 2013, the Company announced a quarterly cash dividend of $0.30 (2012: $0.25) per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on June 28, 2013 to holders of record on June 14, 2013.

11. Stock plans

Long Term Incentive Plan and Short Term Incentive Plan

The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 1,868,465 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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

The Company has not granted any stock options since September 4, 2009.

Share compensation expenses in respect of options of $nil were recorded for the three months ended June 30, 2013 (2012: $7). Share compensation expenses in respect of options of $nil were recorded for the six months ended June 30, 2013 (2012: $142). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

A modification event was triggered as a result of the 2013 Special Dividend. In accordance with the terms of the LTIP under which the options were issued, an adjustment was required to protect the holders of such stock options from changes in the value of the stock options following the declaration of the 2013 Special Dividend. The modification of the options included a decrease in the exercise price of each stock option and an increase in the number of shares underlying each stock option. The fair value of the options before and after the modification was unchanged.

Activity with respect to options for the six months ended June 30, 2013 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2012	1,823,947	$6.52	$20.69
Options regranted (modified)	1,833,414	6.76	19.02
Options exercised	(235,091)	4.86	24.78
Options cancelled (modified)	(1,733,139)	6.76	20.12
Options outstanding, June 30, 2013	1,689,131	$6.76	$18.89
Options exercisable, June 30, 2013	1,689,131	$6.76	$18.89

Activity with respect to options for the six months ended June 30, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options exercised	(171,100)	7.52	17.99
Options outstanding, June 30, 2012	2,091,912	$6.63	$20.29
Options exercisable, June 30, 2012	2,091,912	$6.63	$20.29

At June 30, 2013, there were $nil (December 31, 2012: $nil) of total unrecognized share compensation expenses in respect of options that are expected to be recognized over a weighted-average period of 0.0 years (December 31, 2012: 0.0 years).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

ii.Restricted share awards

Restricted shares granted under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $5,933 were recorded for the three months ended June 30, 2013 (2012: $6,176). Share compensation expenses of $9,994 were recorded for the six months ended June 30, 2013 (2012: $12,116). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share awards for the six months ended June 30, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	1,491,967	36.10
Restricted share awards vested	(890,600)	27.99
Restricted share awards forfeited	(107,221)	28.15
Restricted share awards outstanding, June 30, 2013	2,664,693	$33.54

Activity with respect to unvested restricted share awards for the six months ended June 30, 2012 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	900,725	31.38
Restricted share awards vested	(803,917)	25.93
Restricted share awards forfeited	(30,801)	28.10
Restricted share awards outstanding, June 30, 2012	3,069,554	$27.35

At June 30, 2013, there were $82,867 (December 31, 2012: $43,952) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 3.5 years (December 31, 2012: 2.6 years ).

iii.Restricted share units

Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $130 were recorded for the three months ended June 30, 2013 (2012: $111). Share compensation expenses of $251 were recorded for the six months ended June 30, 2013 (2012: $231). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share units for the six months ended June 30, 2013 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Restricted share units granted	36,635	36.11
Restricted share units vested	(21,814)	28.17
Restricted share units issued in lieu of cash dividends	3,380	29.74
Restricted share units outstanding, June 30, 2013	65,439	$33.74

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

At June 30, 2013, there were $2,000 (December 31, 2012: $978) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.7 years (December 31, 2012: 2.6 years).

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

Share compensation expenses of $575 were recorded for the three months ended June 30, 2013 (2012: $506). Share compensation expenses of ($1,289) were recorded for the six months ended June 30, 2013 (2012: ($251)). The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.

Activity with respect to unvested performance share awards for the six months ended June 30, 2013 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2012	220,845	$31.81
Performance share awards granted	38,386	36.11
Performance share awards vested	(39,094)	28.70
Performance share awards forfeited	(18,701)	31.05
Performance share awards conversion adjustment	(99,616)	$33.05
Performance share awards outstanding, June 30, 2013	101,820	$33.56

Activity with respect to unvested performance share awards for the six months ended June 30, 2012 was as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards granted	41,128	31.38
Performance share awards forfeited	(99,302)	28.70
Performance share awards outstanding, June 30, 2012	220,845	$31.81

At June 30, 2013, there were $2,195 (December 31, 2012: $3,328) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.4 years (December 31, 2012: 1.7 years).

 Total share compensation expenses

The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Options	$—	$7	$—	$142
Restricted share awards	5,933	6,176	9,994	12,116
Restricted share units	130	111	251	231
Performance share awards	575	506	(1,289)	(251)
Total	$6,638	$6,800	$8,956	$12,238

12. Debt and financing arrangements

(a)	Financing structure and finance expenses

The financing structure at June 30, 2013 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,144
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	373,318	—
$200,000 bi-lateral secured letter of credit facility	200,000	73,532	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	258	—
IPC bi-lateral facility	40,000	24,788	—
$375,000 Flagstone bi-lateral facility	375,000	313,398	—
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	136,926	136,926	136,926
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	113,750	113,750	113,750
Total	$2,425,676	$1,600,770	$787,620

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

Finance expenses consist of interest on our junior subordinated deferrable debentures, junior subordinated deferrable interest notes, senior notes, variable funding notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges and the costs of FAL as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
2006 Junior Subordinated Deferrable Debentures	$2,211	$1,552	$4,398	$3,101
2007 Junior Subordinated Deferrable Debentures	1,835	2,832	3,644	5,861
2010 Senior Notes due 2040	5,598	5,598	11,195	11,195
Variable Funding Notes (a)	21,478	—	32,669	—
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	2,231	—	3,703	—
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	1,547	—	2,619	—
Credit facilities	2,799	3,566	3,753	9,582
Bank charges	99	126	232	183
Talbot FAL Facility	32	32	63	63
Total	$37,830	$13,706	$62,276	$29,985

(a)	Includes Variable funding note expense and other AlphaCat related fees. Refer to Note 13: "Variable funding notes" for further details.

(b)	$250,000 2010 Senior Notes due 2040

On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “2010 Senior Notes”) in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the prospectus supplement of the 2010 Senior Notes. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 2010 Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

July 26, 2010.  The net proceeds of $243,967 from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and payment of dividends to shareholders.  Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 2010 Senior Notes. There were no redemptions made during the six months ended June 30, 2013 and 2012.

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

(c)	Junior subordinated deferrable debentures and Junior subordinated deferrable interest notes

On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “2006 Junior Subordinated Deferrable Debentures”). The 2006 Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par as of June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest was payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The proceeds of $150,000 from the sale of the 2006 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the six months ended June 30, 2013 and 2012.

On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “2007 Junior Subordinated Deferrable Debentures”). The 2007 Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par as of June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest was payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 2007 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the six months ended June 30, 2013 and 2012.

As part of the Flagstone Acquisition, the Company assumed $136,926 of junior subordinated deferrable interest notes due 2036 (the “Flagstone 2006 Junior Subordinated Deferrable Interest Notes”). The Flagstone 2006 Junior Subordinated Deferrable Interest Notes mature on September 15, 2036, are redeemable at the Company's option at par beginning as of September 15, 2011, and require quarterly interest payments by the Company to the holders of the Flagstone 2006 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 354 basis points, reset quarterly. There were no redemptions made during the six months ended June 30, 2013 and 2012.

 As part of the Flagstone Acquisition, the Company assumed $113,750 of junior subordinated deferrable interest notes due 2037 (the “Flagstone 2007 Junior Subordinated Deferrable Interest Notes”). Of these, $88,750 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on July 30, 2037, are redeemable at the Company's option at par as of July 30,

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 300 basis points, reset quarterly. The remaining $25,000 of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes mature on September 15, 2037, are redeemable at the Company's option at par as of September 15, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Interest Notes. Interest is payable at a floating rate of three-month LIBOR plus 310 basis points, reset quarterly. There were no redemptions made during the six months ended June 30, 2013 and 2012.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company's consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders' equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Re and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than "B++" (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.

As of June 30, 2013, there was $373,318 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2012: $376,570) and $nil outstanding under the Four Year Unsecured Facility (December 31, 2012: $nil).

As of June 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL Facility. As of June 30, 2013, the Company had $25,000 (December 31, 2012: $25,000) in outstanding letters of credit under this facility.

As of June 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(iii)	IPC Syndicated Facility and IPC bi-lateral facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility. In July 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. During the three months ended June 30, 2013, the commitment of the facility was reduced from $80,000 to $40,000. As of June 30, 2013, $24,788 of outstanding letters of credit were issued under the IPC bi-lateral facility (December 31, 2012: $40,613).

As of June 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

(iv) $200,000 secured bi-lateral letter of credit facility

On August 10, 2009, Validus Re entered into an uncommitted secured bi-lateral letter of credit facility with Citibank Europe plc (the “secured bi-lateral letter of credit facility”). Letters of credit were first issued under the Secured Bi-Lateral Letter of Credit Facility during the first quarter of 2012. During the three months ended June 30, 2013, the commitment of the facility was reduced from $500,000 to $200,000. As of June 30, 2013, $73,532 of letters of credit were outstanding under the Secured Bi-Lateral Letter of Credit Facility (December 31, 2012: $92,402). The secured bi-lateral letter of credit facility has no fixed termination date and as of June 30, 2013, Validus Re was in compliance with all terms and covenants thereof.

(v) $10,000 PaCRe Senior secured letter of credit facility

On May 11, 2012, PaCRe (as Borrower) and its subsidiary, PaCRe Investments, Ltd. (as Guarantor) entered into a 364-Day secured revolving credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. As of June 30, 2013, $258 of letters of credit were outstanding under this facility (December 31, 2012: $219).

As of June 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the PaCRe Senior secured letter of credit facility.

(vi) $375,000 Flagstone bi-lateral facility

As part of the Flagstone Acquisition, the Company assumed a Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone bi-lateral facility”). During the three months ended June 30, 2013, the commitment of the facility was reduced from $550,000 to $375,000. At June 30, 2013, the Flagstone bi-lateral facility had $313,398 letters of credit issued and outstanding (December 31, 2012: $381,019).

As of June 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone bi-lateral facility.

13. Variable funding notes

AlphaCat Master Fund Ltd. (“Master Fund”), a Bermuda registered exempt mutual fund company and AlphaCat Reinsurance Ltd. (“AlphaCat Re”), a Bermuda Class 3 licensed insurance company, issued Variable Funding Notes (“VFNs”) to the AlphaCat ILS Funds ("ILS Funds") and AlphaCat 2013.

The purpose of the VFNs is to enable the ILS Funds to invest in specific contracts or cat bonds through the market facing entities. The economic benefit of the investments is transferred to the ILS Funds and AlphaCat 2013 by way of interim payments, which accrue to the ILS Funds and AlphaCat 2013 according to the earnings in AlphaCat Re and Master Fund.

The following table presents a summary of the VFNs on the balance sheet as at June 30, 2013:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

June 30, 2013
AlphaCat 2013	$208,958
ILS Funds	222,135
Total	$431,093

For details on the VFNs interest expense which is included in the Company's Consolidated Statements of Comprehensive Income, refer to Note 12: "Debt and financing arrangements."

14. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income ("AOCI"), by component for the three and six months ended June 30, 2013 are as follows:

Three months ended
June 30, 2013
Foreign currency translation adjustments
Beginning Balance - March 31, 2013	(12,738)
Amounts reclassified to retained earnings	4,290
Current period foreign currency translation adjustments	186
Ending balance - June 30, 2013	(8,262)

Six months ended
June 30, 2013
Foreign currency translation adjustments
Beginning Balance - December 31, 2012	(2,953)
Amounts reclassified to retained earnings	4,290
Current period foreign currency translation adjustments	(9,599)
Ending balance - June 30, 2013	(8,262)

15. Commitments and contingencies

(a)	Concentrations of credit risk

The Company's investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher, with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% or less, excluding government and agency securities. With the exception of the Company's bank loan portfolio, which represents 11.7% of the Company's total investments as at June 30, 2013, the minimum credit rating of any security purchased is Baa3/BBB- and where investments are downgraded, the Company permits a holding of up to 2% in aggregate market value, or 10% with written pre-authorization. At June 30, 2013, 1.3% of the portfolio, excluding bank loans, had a split rating below Baa3/BBB- and the Company did not have an aggregate exposure to any single issuer of more than 1.1% of its investment portfolio, other than with respect to government and agency securities.

(b)	Funds at Lloyd's

Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on Syndicate 1183's business plan, rating environment, reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

agencies. Such capital, called Funds at Lloyd's (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at June 30, 2013 amounted to $428,700 (December 31, 2012: $428,700) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2012: $25,000).
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

Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2013 underwriting capacity at Lloyd's of £620,000, at the June 30, 2013 exchange rate of £1 equals $1.5216 and assuming the maximum 3% assessment, the Company would be assessed approximately $28,302.
(d) Aquiline Commitment
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. The Company's remaining commitment at June 30, 2013 was $25,478.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Related party transactions

The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 4,946,643 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and six months ended June 30, 2013 of $1,053 (2012: $1,118) and $2,848 (2012: $1,415) of which $843 was included in premiums receivable at June 30, 2013 (December 31, 2012: $251). The Company also recognized reinsurance premiums ceded during the three and six months ended June 30, 2013 of $nil (2012: $nil) and $4 (2012: $nil). The Company recorded $4,295 of loss reserves recoverable at June 30, 2013 (December 31, 2012: $3,694). Earned premium adjustments of $710 (2012: $370) and $1,429 (2012: $732) were recorded during the three and six months ended June 30, 2013.
Aquiline was previously a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. As of March 31, 2013, Tiger Risk was no longer a related party due to Aquiline's disposal of its investment. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk for the three and six months ended June 30, 2012 of $2,070 and $2,360 of which $964 was included in accounts payable and accrued expenses at December 31, 2012.

On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, the Chairman of Talbot Holdings Ltd. and a director of the Company, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the three and six months ended June 30, 2013 were $40 (2012: $205) and $231 (2012: $404) of which $414 was included in accounts payable and accrued expenses at June 30, 2013 (December 31, 2012: $201).
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three and six months ended June 30, 2013, the Company incurred $nil (2012: $450) and $120 (2012: $1,886) in partnership fees and made $5,563 (2012: $3,368) and $6,904 (2012: $4,898) of capital contributions respectively, of which $nil was included in accounts payable and accrued expenses at June 30, 2013 (December 31, 2012: $nil).
Certain shareholders of the Company and their affiliates, as well as the employers or entities otherwise associated with certain directors and officers or their affiliates, have purchased insurance and/or reinsurance from the Company in the ordinary course of business on terms the Company believes were no more favorable to these (re)insureds than those made available to other customers.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

17. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic earnings per share
Net (loss) income	$(30,254)	$122,262	$190,440	$246,496
Loss attributable to noncontrolling interest	60,976	45,360	63,525	45,360
Net income available to Validus	30,722	167,622	253,965	291,856
Less: Dividends and distributions declared on outstanding warrants	(1,646)	(1,729)	(16,110)	(3,458)
Net income available to common shareholders	$29,076	$165,893	$237,855	$288,398

Weighted average number of common shares outstanding	103,133,188	98,254,186	105,259,813	98,839,663

Basic earnings per share available to common shareholders	$0.28	$1.69	$2.26	$2.92

Diluted earnings per share
Net (loss) income	$(30,254)	$122,262	$190,440	$246,496
Loss attributable to noncontrolling interest	60,976	45,360	63,525	45,360
Net income available to Validus	30,722	167,622	253,965	291,856
Less: Dividends and distributions declared on outstanding warrants	(1,646)	—	(16,110)	—
Net income available to common shareholders	$29,076	$167,622	$237,855	$291,856

Weighted average number of common shares outstanding	103,133,188	98,254,186	105,259,813	98,839,663
Share equivalents:
Warrants	—	3,077,136	—	3,050,054
Stock options	857,179	801,180	1,244,368	807,522
Unvested restricted shares	744,276	1,535,465	889,641	1,684,791
Weighted average number of diluted common shares outstanding	104,734,643	103,667,967	107,393,822	104,382,030

Diluted earnings per share available to common shareholders	$0.28	$1.62	$2.21	$2.80

Share equivalents that would result in the issuance of common shares of 1,163,413 (2012: 675,478) and 633,910 (2012: 346,070) were outstanding for the three and six months ended June 30, 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

18. Segment information

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

Corporate and other reconciling items

The Company has a "Corporate" function, which includes the activities of the parent company, and which carries out certain functions for the group. "Corporate" includes non-core underwriting expenses, predominantly general and administrative and stock compensation expenses. "Corporate" also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, "Corporate" is reflected separately, however "Corporate" is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of intersegment revenues and expenses and unusual items that are not allocated to segments.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended June 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$353,384	$46,760	$315,518	$(13,349)	$702,313
Reinsurance premiums ceded	(87,558)	—	(47,187)	13,349	(121,396)
Net premiums written	265,826	46,760	268,331	—	580,917
Change in unearned premiums	38,925	(11,770)	(60,614)	—	(33,459)
Net premiums earned	304,751	34,990	207,717	—	547,458

Underwriting deductions
Losses and loss expenses	183,646	1,313	80,085	—	265,044
Policy acquisition costs	42,789	3,586	41,667	(890)	87,152
General and administrative expenses	20,423	3,992	32,192	14,360	70,967
Share compensation expenses	1,529	85	2,357	2,667	6,638
Total underwriting deductions	248,387	8,976	156,301	16,137	429,801

Underwriting income (loss)	$56,364	$26,014	$51,416	$(16,137)	$117,657

Net investment income	22,949	973	4,383	(2,095)	26,210
Other income	(361)	7,015	491	(2,727)	4,418
Finance expenses	(5,241)	(23,209)	(75)	(9,305)	(37,830)
Operating income (loss) before taxes and income from operating affiliates	73,711	10,793	56,215	(30,264)	110,455
Tax (expense) benefit	(145)	—	383	(331)	(93)
Income from operating affiliates	—	3,793	—	—	3,793
Net operating income (loss)	$73,566	$14,586	$56,598	$(30,595)	$114,155

Net realized gains on investments	2,754	—	655	—	3,409
Net unrealized (losses) on investments	(57,834)	(70,386)	(13,128)	—	(141,348)
Income from investment affiliate	1,753	—	—	—	1,753
Foreign exchange (losses) gains	(5,882)	136	(2,197)	(280)	(8,223)
Net income (loss)	$14,357	$(55,664)	$41,928	$(30,875)	$(30,254)

Net loss attributable to noncontrolling interest	—	60,976	—	—	60,976
Net income (loss) available (attributable) to Validus	$14,357	$5,312	$41,928	$(30,875)	$30,722

Selected ratios:
Net premiums written / Gross premiums written	75.2%	100.0%	85.0%		82.7%

Losses and loss expenses (a)	60.3%	3.8%	38.6%		48.4%

Policy acquisition costs (a)	14.0%	10.2%	20.1%		15.9%
General and administrative expenses (a) (b)	7.2%	11.7%	16.6%		14.2%
Expense ratio (a)	21.2%	21.9%	36.7%		30.1%

Combined ratio (a)	81.5%	25.7%	75.3%		78.5%

Total assets	$6,107,318	$1,379,452	$2,897,998	$203,611	$10,588,379

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended June 30, 2012	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$340,850	$15,155	$283,528	$(12,444)	$627,089
Reinsurance premiums ceded	(97,077)	—	(34,419)	12,444	(119,052)
Net premiums written	243,773	15,155	249,109	—	508,037
Change in unearned premiums	(1,087)	(11,568)	(47,755)	—	(60,410)
Net premiums earned	242,686	3,587	201,354	—	447,627

Underwriting deductions
Losses and loss expenses	53,190	—	100,502	—	153,692
Policy acquisition costs	37,084	382	41,803	(3,140)	76,129
General and administrative expenses	14,142	2,402	30,957	14,134	61,635
Share compensation expenses	1,966	59	1,799	2,976	6,800
Total underwriting deductions	106,382	2,843	175,061	13,970	298,256

Underwriting income (loss)	$136,304	$744	$26,293	$(13,970)	$149,371

Net investment income	21,694	820	5,425	(2,054)	25,885
Other income	467	6,589	327	(1,389)	5,994
Finance expenses	(2,145)	(437)	(120)	(11,004)	(13,706)
Operating income (loss) before taxes and income from operating affiliates	156,320	7,716	31,925	(28,417)	167,544
Tax (expense) benefit	(2)	—	(419)	17	(404)
Income from operating affiliates	—	3,592	—	—	3,592
Net operating income (loss)	$156,318	$11,308	$31,506	$(28,400)	$170,732

Net realized gains (losses) on investments	4,823	(84)	1,415	—	6,154
Net unrealized (losses) on investments	(3,697)	(49,519)	(358)	—	(53,574)
(Loss) from investment affiliate	(398)	—	—	—	(398)
Foreign exchange gains (losses)	2,715	26	(3,435)	42	(652)
Net income (loss)	$159,761	$(38,269)	$29,128	$(28,358)	$122,262

Net loss attributable to noncontrolling interest	—	45,360	—	—	45,360
Net income (loss) available (attributable) to Validus	$159,761	$7,091	$29,128	$(28,358)	$167,622

Selected ratios:
Net premiums written / Gross premiums written	71.5%	100.0%	87.9%		81.0%

Losses and loss expenses (a)	21.9%	0.0%	49.9%		34.3%

Policy acquisition costs (a)	15.3%	10.6%	20.8%		17.0%
General and administrative expenses (a) (b)	6.6%	68.6%	16.3%		15.3%
Expense ratio (a)	21.9%	79.2%	37.1%		32.3%

Combined ratio (a)	43.8%	79.2%	87.0%		66.6%

Total assets	$4,846,607	$696,236	$2,931,430	$25,295	$8,499,568

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,101,347	$143,276	$609,048	$(46,598)	$1,807,073
Reinsurance premiums ceded	(213,286)	—	(141,924)	46,598	(308,612)
Net premiums written	888,061	143,276	467,124	—	1,498,461
Change in unearned premiums	(280,176)	(80,669)	(59,097)	—	(419,942)
Net premiums earned	607,885	62,607	408,027	—	1,078,519

Underwriting deductions
Losses and loss expenses	257,048	1,313	151,454	—	409,815
Policy acquisition costs	94,533	6,224	82,193	(2,187)	180,763
General and administrative expenses	49,864	8,029	63,104	30,249	151,246
Share compensation expenses	2,942	162	3,762	2,090	8,956
Total underwriting deductions	404,387	15,728	300,513	30,152	750,780

Underwriting income (loss)	$203,498	$46,879	$107,514	$(30,152)	$327,739

Net investment income	46,142	1,854	9,101	(5,238)	51,859
Other income	13,129	13,648	491	(20,165)	7,103
Finance expenses	(8,493)	(34,534)	(149)	(19,100)	(62,276)
Operating income (loss) before taxes and income from operating affiliates	254,276	27,847	116,957	(74,655)	324,425
Tax benefit (expense)	1,612	—	(671)	(716)	225
Income from operating affiliates	—	7,316	—	—	7,316
Net operating income (loss)	$255,888	$35,163	$116,286	$(75,371)	$331,966

Net realized gains on investments	4,347	—	783	—	5,130
Net unrealized (losses) on investments	(60,027)	(75,174)	(13,384)	—	(148,585)
Income from investment affiliate	3,230	—	—	—	3,230
Foreign exchange gains (losses)	5,280	(1,051)	(6,115)	585	(1,301)
Net income (loss)	$208,718	$(41,062)	$97,570	$(74,786)	$190,440

Net loss attributable to noncontrolling interest	—	63,525	—	—	63,525
Net income (loss) available (attributable) to Validus	$208,718	$22,463	$97,570	$(74,786)	$253,965

Selected ratios:
Net premiums written / Gross premiums written	80.6%	100.0%	76.7%		82.9%

Losses and loss expenses (a)	42.3%	2.1%	37.1%		38.0%

Policy acquisition costs (a)	15.6%	9.9%	20.1%		16.8%
General and administrative expenses (a) (b)	8.7%	13.1%	16.4%		14.9%
Expense ratio (a)	24.3%	23.0%	36.5%		31.7%

Combined ratio (a)	66.6%	25.1%	73.6%		69.7%

Total assets	$6,107,318	$1,379,452	$2,897,998	$203,611	$10,588,379

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2012	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$907,716	$18,673	$576,781	$(38,792)	$1,464,378
Reinsurance premiums ceded	(127,078)	—	(137,818)	38,792	(226,104)
Net premiums written	780,638	18,673	438,963	—	1,238,274
Change in unearned premiums	(284,943)	(12,423)	(42,082)	—	(339,448)
Net premiums earned	495,695	6,250	396,881	—	898,826

Underwriting deductions
Losses and loss expenses	177,396	—	208,285	—	385,681
Policy acquisition costs	75,874	638	80,541	(2,792)	154,261
General and administrative expenses	31,394	3,434	64,305	28,877	128,010
Share compensation expenses	3,838	111	3,147	5,142	12,238
Total underwriting deductions	288,502	4,183	356,278	31,227	680,190

Underwriting income (loss)	$207,193	$2,067	$40,603	$(31,227)	$218,636

Net investment income	45,271	1,479	11,215	(4,320)	53,645
Other income	2,686	14,563	1,353	(3,717)	14,885
Finance expenses	(5,839)	(439)	(151)	(23,556)	(29,985)
Operating income (loss) before taxes and income from operating affiliates	249,311	17,670	53,020	(62,820)	257,181
Tax (expense) benefit	(9)	—	(551)	17	(543)
Income from operating affiliates	—	6,959	—	—	6,959
Net operating income (loss)	$249,302	$24,629	$52,469	$(62,803)	$263,597

Net realized gains (losses) on investments	11,065	(84)	2,705	—	13,686
Net unrealized gains (losses) on investments	16,168	(50,116)	1,045	—	(32,903)
(Loss) from investment affiliate	(398)	—	—	—	(398)
Foreign exchange gains (losses)	2,453	17	188	(144)	2,514
Net income (loss)	$278,590	$(25,554)	$56,407	$(62,947)	$246,496

Net loss attributable to noncontrolling interest	—	45,360	—	—	45,360
Net income (loss) available (attributable) to Validus	$278,590	$19,806	$56,407	$(62,947)	$291,856

Selected ratios:
Net premiums written / Gross premiums written	86.0%	100.0%	76.1%		84.6%

Losses and loss expenses (a)	35.8%	0.0%	52.5%		42.9%

Policy acquisition costs (a)	15.3%	10.2%	20.3%		17.2%
General and administrative expenses (a) (b)	7.1%	56.7%	17.0%		15.6%
Expense ratio (a)	22.4%	66.9%	37.3%		32.8%

Combined ratio (a)	58.2%	66.9%	89.8%		75.7%

Total assets	$4,846,607	$696,236	$2,931,430	$25,295	$8,499,568

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended June 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$194,631	$30,900	$35,516	$(1,630)	$259,417	36.9%
Worldwide excluding United States (a)	2,201	112	35,353	(419)	37,247	5.2%
Australia and New Zealand	5,572	—	2,020	(1)	7,591	1.1%
Europe	19,864	173	13,434	(58)	33,413	4.8%
Latin America and Caribbean	(8,435)	—	44,036	(741)	34,860	5.0%
Japan	43,839	653	3,538	(796)	47,234	6.7%
Canada	392	—	3,335	(71)	3,656	0.5%
Rest of the world (b)	4,491	—	22,322	(467)	26,346	3.8%
Sub-total, non United States	67,924	938	124,038	(2,553)	190,347	27.1%
Worldwide including United States (a)	50,470	14,922	26,596	(4,860)	87,128	12.4%
Other location non-specific (c)	40,359	—	129,368	(4,306)	165,421	23.6%
Total	$353,384	$46,760	$315,518	$(13,349)	$702,313	100.0%

	Three Months Ended June 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$187,418	$9,106	$23,473	$(1,626)	$218,371	34.8%
Worldwide excluding United States (a)	7,088	(1)	79,009	(4,041)	82,055	13.1%
Australia and New Zealand	7,802	—	1,768	(36)	9,534	1.5%
Europe	11,681	482	14,198	(585)	25,776	4.1%
Latin America and Caribbean	1,368	—	34,934	(1,368)	34,934	5.6%
Japan	32,127	—	3,427	(212)	35,342	5.6%
Canada	63	—	2,148	(58)	2,153	0.3%
Rest of the world (b)	157	—	(20,482)	1,840	(18,485)	(2.9)%
Sub-total, non United States	60,286	481	115,002	(4,460)	171,309	27.3%
Worldwide including United States (a)	45,600	5,568	18,369	(873)	68,664	10.9%
Other location non-specific (c)	47,546	—	126,684	(5,485)	168,745	26.9%
Total	$340,850	$15,155	$283,528	$(12,444)	$627,089	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other location non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable such as marine and aerospace risks and can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$431,127	$48,389	$56,057	$(8,494)	$527,079	29.1%

Worldwide excluding United States (a)	52,509	14,801	74,811	(4,927)	137,194	7.6%
Australia and New Zealand	30,598	2,183	5,025	(231)	37,575	2.1%
Europe	60,734	2,137	31,745	(2,906)	91,710	5.1%
Latin America and Caribbean	(17)	—	86,036	(3,959)	82,060	4.5%
Japan	44,576	653	4,192	(846)	48,575	2.7%
Canada	3,034	318	6,041	(596)	8,797	0.5%
Rest of the world (b)	23,570	—	40,636	(1,870)	62,336	3.4%
Sub-total, non United States	215,004	20,092	248,486	(15,335)	468,247	25.9%
Worldwide including United States (a)	151,010	74,795	45,752	(8,549)	263,008	14.6%
Other location non-specific (c)	304,206	—	258,753	(14,220)	548,739	30.4%
Total	$1,101,347	$143,276	$609,048	$(46,598)	$1,807,073	100.0%

	Six Months Ended June 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$294,354	$10,432	$41,899	$(3,282)	$343,403	23.5%

Worldwide excluding United States (a)	44,204	278	130,326	(8,652)	166,156	11.3%
Australia and New Zealand	32,587	—	5,302	(352)	37,537	2.6%
Europe	56,955	820	29,445	(1,955)	85,265	5.8%
Latin America and Caribbean	5,157	—	75,504	(5,013)	75,648	5.2%
Japan	30,816	—	4,087	(271)	34,632	2.3%
Canada	2,493	—	5,670	(376)	7,787	0.5%
Rest of the world (b)	17,554	—	—	—	17,554	1.2%
Sub-total, non United States	189,766	1,098	250,334	(16,619)	424,579	29.0%
Worldwide including United States (a)	149,175	7,143	33,166	(2,202)	187,282	12.8%
Other location non-specific (c)	274,421	—	251,382	(16,689)	509,114	34.8%
Total	$907,716	$18,673	$576,781	$(38,792)	$1,464,378	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other location non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable such as marine and aerospace risks and can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Subsequent events

(a)	Quarterly Dividend

On July 30, 2013, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2013 to holders of record on September 13, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2013 and 2012 and the Company's consolidated financial condition, liquidity and capital resources at June 30, 2013 and December 31, 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

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

Executive Overview
The Company conducts its operations worldwide through three operating segments which have been determined under U.S. GAAP segment reporting, Validus Re, AlphaCat and Talbot. The Company, provides reinsurance, insurance and insurance linked securities ("ILS") fund management. Validus Re is a Bermuda based reinsurer focused on short tail lines of reinsurance. Talbot Holdings Ltd. is the Bermuda parent of the specialty insurance group primarily operating within the Lloyd's insurance market through Syndicate 1183. AlphaCat is a Bermuda based investment adviser, managing capital for third-parties and the Group in ILS and other property catastrophe reinsurance investments.
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

On April 2, 2012, the Company capitalized PaCRe, a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was initially funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. On May 1, 2013, PaCRe received an additional $58.5 million in contributed capital from a third party investor and $6.5 million from Validus Re. The Company underwrites business for PaCRe, for which it is paid a profit commission based on PaCRe's underwriting results. As Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements for the Company and its results are reported within the AlphaCat segment. The portion of PaCRe's earnings attributable to third party investors for the three and six months ended June 30, 2013 is recorded in the consolidated Statements of Comprehensive Income as "Net loss attributable to noncontrolling interest."

On May 29, 2012, the Company announced that it joined with other investors in capitalizing AlphaCat Re 2012. AlphaCat Re 2012 is a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. AlphaCat Re 2012 was funded with $70.0 million of equity capital. The Company underwrites business for AlphaCat Re 2012, for which it is paid a commission for originating the business and a profit commission based on underwriting results. Validus Re has an equity interest and voting rights in AlphaCat Re 2012 which is below 50%, therefore the investment in AlphaCat Re 2012 is included as an equity method investment in the consolidated financial statements of the Company.

AlphaCat Re 2012 is now considered "off-risk" as all reinsurance contracts written by this company have expired. As a result, on February 22, 2013 and June 20, 2013, partial returns of investment were made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the returns of investment was $27.2 million.
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

On December 17, 2012, the Company received $219.4 million of third party subscriptions for three AlphaCat ILS Funds. Validus Re holds a majority of participation rights in two of the funds, therefore the financial statements of these funds are included in the consolidated financial statements of the Company. The portion of the funds' earnings attributable to third party investors for the three months ended June 30, 2013 is recorded in the consolidated Statements of Comprehensive Income as "Net (income) loss attributable to noncontrolling interest." The third fund is a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at June 30, 2013. The Company's maximum exposure to loss with respect to this investment is limited to the investment carrying amount reported in the Company's Consolidated Balance Sheet.

AlphaCat Re 2011 is now considered "off-risk" as all reinsurance contracts written by this company have expired. As a result, on January 4, 2013, January 23, 2013, May 1, 2013 and May 28, 2013, partial returns of investment were made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the returns of investment was $52.1 million.

On April 25, 2013, the Company acquired Longhorn Re, Ltd., a single contract Bermuda domiciled crop reinsurer.

Overview of the Results of Operations for the Three and Six Months Ended June 30, 2013

Three month results

Net income available to Validus for the three months ended June 30, 2013 was $30.7 million compared to $167.6 million for the three months ended June 30, 2012, a decrease of $136.9 million or 81.7%. The primary factors driving the decrease were:

•	An unfavorable movement of $87.8 million in net unrealized losses on investments;

•	Decrease in underwriting income of $31.7 million primarily due to:

•	An increase in underwriting deductions of $131.5 million which includes $77.6 million of losses from a notable loss event, offset by;

•	An increase in net premiums earned of $99.8 million; and

•	Increase of $24.1 million in finance expenses; and

•	Unfavorable movement in foreign exchange of $7.6 million.

 The change in net income available to Validus for the three months ended June 30, 2013 of $136.9 million as compared to the three months ended June 30, 2012 is described in the following table:

	Three Months Ended June 30, 2013
	Increase (Decrease) Over the Three Months Ended June 30, 2012
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations	Total
Notable losses - (increase) in net loss and loss expenses (a)	$(69,895)	$(975)	$(6,717)	—	$(77,587)
Less: Notable losses - increase in net reinstatement premiums (a)	6,849	—	297	—	7,146
Other underwriting (loss) income	(16,894)	26,245	31,543	(2,167)	38,727
Underwriting income (b)	(79,940)	25,270	25,123	(2,167)	(31,714)
Net investment income	1,255	153	(1,042)	(41)	325
Other income	(828)	426	164	(1,338)	(1,576)
Finance expenses	(3,096)	(22,772)	45	1,699	(24,124)
Operating (loss) income before taxes and income from operating affiliates	(82,609)	3,077	24,290	(1,847)	(57,089)
Tax (expense) benefit	(143)	—	802	(348)	311
Income from operating affiliates	—	201	—	—	201
Net operating (loss) income	(82,752)	3,278	25,092	(2,195)	(56,577)
Net realized (losses) on investments	(2,069)	84	(760)	—	(2,745)
Net unrealized (losses) on investments	(54,137)	(20,867)	(12,770)	—	(87,774)
Income from investment affilate	2,151	—	—	—	2,151
Foreign exchange (losses) gains	(8,597)	110	1,238	(322)	(7,571)
Net (loss) income	(145,404)	(17,395)	12,800	(2,517)	(152,516)
Net loss attributable to noncontrolling interest	—	15,616	—	—	15,616
Net (loss) income (attributable) available to Validus	$(145,404)	$(1,779)	$12,800	$(2,517)	$(136,900)

(a)
Notable losses for the three months ended June 30, 2013 were the European Floods. There were no notable losses for the three months ended June 30, 2012. Excludes the reserve for potential development on 2011 notable loss events.

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

Six month results

Net income available to Validus for the six months ended June 30, 2013 was $254.0 million compared to $291.9 million for the six months ended June 30, 2012, a decrease of $37.9 million or 13.0%. The primary factors driving the decrease were:

•	An unfavorable movement of $115.7 million in net unrealized (losses) on investments;

•	An unfavorable movement in finance expenses of $32.3 million;

•	The decrease was offset by an increase in underwriting income of $109.1 million primarily due to:

•	An increase in net premiums earned of $179.7 million, partially offset by;

•	An increase in underwriting deductions of $70.6 million which includes an increase in losses and loss expenses of $24.1 million.

The change in net income available to Validus for the six months ended June 30, 2013 of $37.9 million as compared to the six months ended June 30, 2012 is described in the following table:

	Six Months Ended June 30, 2013
	Increase (Decrease) Over the Six Months Ended June 30, 2012
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations	Total
Notable losses — decrease (increase) in net loss and loss expenses (a)	$14,822	$(975)	$9,283	$—	$23,130
Less: Notable losses - (decrease) increase in net reinstatement premiums (a)	(15,924)	—	4,632	—	(11,292)
Other underwriting (loss) income	(2,593)	45,787	52,996	1,075	97,265
Underwriting (loss) income (b)	(3,695)	44,812	66,911	1,075	109,103
Net investment income	871	375	(2,114)	(918)	(1,786)
Other income	10,443	(915)	(862)	(16,448)	(7,782)
Finance expenses	(2,654)	(34,095)	2	4,456	(32,291)
Operating income (loss) before taxes and income from operating affiliates	4,965	10,177	63,937	(11,835)	67,244
Tax benefit (expense)	1,621	—	(120)	(733)	768
Income from operating affiliates	—	357	—	—	357
Net operating income (loss)	6,586	10,534	63,817	(12,568)	68,369
Net realized (losses) gains on investments	(6,718)	84	(1,922)	—	(8,556)
Net unrealized (losses) on investments	(76,195)	(25,058)	(14,429)	—	(115,682)
Income from investment affiliate	3,628	—	—	—	3,628
Foreign exchange gains (losses)	2,827	(1,068)	(6,303)	729	(3,815)
Net (loss) income	(69,872)	(15,508)	41,163	(11,839)	(56,056)
Net loss attributable to noncontrolling interest	—	18,165	—	—	18,165
Net (loss) income (attributable) available to Validus	(69,872)	2,657	41,163	(11,839)	(37,891)

(a)
Notable losses for the six months ended June 30, 2013 were the European Floods. Notable losses for the six months ended June 30, 2012 included: Costa Concordia and Cat 67. Excludes the reserve for potential development on 2011 notable loss events.

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

Business Outlook and Trends

We underwrite global specialty property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on the Company’s financial condition, results and ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these trends when pricing contracts.

Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The global property and casualty insurance and reinsurance industry has historically been highly cyclical. Since 2007, increased capital provided by new entrants or by the commitment of capital by existing insurers and reinsurers increased the supply of insurance and reinsurance which resulted in a softening on rates on most lines. During 2010 and 2011, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, Tohoku and Christchurch earthquakes events but the Company continued to see increased competition and decreased premium rates in most classes of business.
During the January 2013 renewal season, the Validus Re and AlphaCat segments underwrote $655.7 million in gross premiums written, an increase of 12.7% from the prior year period. This increase was driven primarily by an increase in gross premiums written in the specialty lines. This renewal data does not include Talbot’s operations as its business is distributed relatively evenly throughout the year. During the mid-year 2013 renewal period, the Validus Re segment experienced rate softening across U.S. and International property lines. The Talbot segment experienced a marginal cumulative rate increase to the end of June 30, 2013 with the largest increases being generated by the energy, marine treaty and marine liability accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2013	2012	2012
Annualized return on average equity	3.3%	19.1%	13.2%	16.7%	11.3%

The decrease in annualized return on average equity for the three and six months ended June 30, 2013 was driven primarily by a decrease in net income available to Validus. Net income available to Validus for the three and six months ended June 30, 2013 decreased by $136.9 million or 81.7% and $37.9 million or 13.0%, respectively, compared to the three and six months ended June 30, 2012. The decrease for the three months ended June 30, 2013 was primarily due to a decrease in underwriting income of $31.7 million and an unfavorable movement of $87.8 million in net unrealized losses on investments. The decrease for the six months ended June 30, 2013 was primarily due to an unfavorable movement of $115.7 million in net unrealized losses on investments.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share decreased by $1.03, or 2.9%, from $35.22 at December 31, 2012 to $34.19 at June 30, 2013, primarily due to the restricted shares granted, the special dividend of $2.00 per share and the increased quarterly dividends of $0.30 per share which were paid during the three and six months ended June 30, 2013, offset by an increase in share repurchases during the six months ended June 30, 2013 and positive net income. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. On July 30, 2013, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2013 to holders of record on September 13, 2013.

Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended June 30, 2013 and 2012 was $117.7 million and $149.4 million, respectively, and for the six months ended June 30, 2013 and 2012 was $327.7 million and $218.6 million, respectively. Underwriting income is a non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

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

The following table presents results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012 (a)	2013	2012 (a)
Underwriting income
Gross premiums written	$702,313	$627,089	$1,807,073	$1,464,378
Reinsurance premiums ceded	(121,396)	(119,052)	(308,612)	(226,104)
Net premiums written	580,917	508,037	1,498,461	1,238,274
Change in unearned premiums	(33,459)	(60,410)	(419,942)	(339,448)
Net premiums earned	547,458	447,627	1,078,519	898,826

Underwriting deductions
Losses and loss expenses	265,044	153,692	409,815	385,681
Policy acquisition costs	87,152	76,129	180,763	154,261
General and administrative expenses	70,967	61,635	151,246	128,010
Share compensation expenses	6,638	6,800	8,956	12,238
Total underwriting deductions	429,801	298,256	750,780	680,190

Underwriting income (b)	117,657	149,371	327,739	218,636

Net investment income	26,210	25,885	51,859	53,645
Other income	4,418	5,994	7,103	14,885
Finance expenses	(37,830)	(13,706)	(62,276)	(29,985)
Operating income before taxes and income from operating affiliates (b)	110,455	167,544	324,425	257,181
Tax (expense) benefit	(93)	(404)	225	(543)
Income from operating affiliates	3,793	3,592	7,316	6,959
Net operating income (b)	114,155	170,732	331,966	263,597

Net realized gains on investments	3,409	6,154	5,130	13,686
Net unrealized (losses) on investments	(141,348)	(53,574)	(148,585)	(32,903)
Income (loss) from investment affiliate	1,753	(398)	3,230	(398)
Foreign exchange (losses) gains	(8,223)	(652)	(1,301)	2,514
Net (loss) income	(30,254)	122,262	190,440	246,496
Net loss attributable to noncontrolling interest	60,976	45,360	63,525	45,360
Net income available to Validus	$30,722	$167,622	$253,965	$291,856

Selected ratios:
Net premiums written / Gross premiums written	82.7%	81.0%	82.9%	84.6%

Losses and loss expenses	48.4%	34.3%	38.0%	42.9%

Policy acquisition costs	15.9%	17.0%	16.8%	17.2%
General and administrative expenses (c)	14.2%	15.3%	14.9%	15.6%
Expense ratio	30.1%	32.3%	31.7%	32.8%
Combined ratio	78.5%	66.6%	69.7%	75.7%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (a)	2013	2012 (a)
Validus Re
Gross premiums written	$353,384	$340,850	$1,101,347	$907,716
Reinsurance premiums ceded	(87,558)	(97,077)	(213,286)	(127,078)
Net premiums written	265,826	243,773	888,061	780,638
Change in unearned premiums	38,925	(1,087)	(280,176)	(284,943)
Net premiums earned	304,751	242,686	607,885	495,695

Losses and loss expenses	183,646	53,190	257,048	177,396
Policy acquisition costs	42,789	37,084	94,533	75,874
General and administrative expenses	20,423	14,142	49,864	31,394
Share compensation expenses	1,529	1,966	2,942	3,838
Total underwriting deductions	248,387	106,382	404,387	288,502

Underwriting income (b)	$56,364	$136,304	$203,498	$207,193

AlphaCat
Gross premiums written	$46,760	$15,155	$143,276	$18,673
Reinsurance premiums ceded	—	—	—	—
Net premiums written	46,760	15,155	143,276	18,673
Change in unearned premiums	(11,770)	(11,568)	(80,669)	(12,423)
Net premiums earned	34,990	3,587	62,607	6,250

Losses and loss expenses	1,313	—	1,313	—
Policy acquisition costs	3,586	382	6,224	638
General and administrative expenses	3,992	2,402	8,029	3,434
Share compensation expenses	85	59	162	111
Total underwriting deductions	8,976	2,843	15,728	4,183

Underwriting income (b)	$26,014	$744	$46,879	$2,067

Talbot
Gross premiums written	$315,518	$283,528	$609,048	$576,781
Reinsurance premiums ceded	(47,187)	(34,419)	(141,924)	(137,818)
Net premiums written	268,331	249,109	467,124	438,963
Change in unearned premiums	(60,614)	(47,755)	(59,097)	(42,082)
Net premiums earned	207,717	201,354	408,027	396,881

Losses and loss expenses	80,085	100,502	151,454	208,285
Policy acquisition costs	41,667	41,803	82,193	80,541
General and administrative expenses	32,192	30,957	63,104	64,305
Share compensation expenses	2,357	1,799	3,762	3,147
Total underwriting deductions	156,301	175,061	300,513	356,278

Underwriting income (b)	$51,416	$26,293	$107,514	$40,603

Corporate & Eliminations
Gross premiums written	$(13,349)	$(12,444)	$(46,598)	$(38,792)
Reinsurance premiums ceded	13,349	12,444	46,598	38,792
Net premiums written	—	—	—	—

Policy acquisition costs	(890)	(3,140)	(2,187)	(2,792)
General and administrative expenses	14,360	14,134	30,249	28,877
Share compensation expenses	2,667	2,976	2,090	5,142
Total underwriting deductions	16,137	13,970	30,152	31,227

Underwriting (loss) (b)	$(16,137)	$(13,970)	$(30,152)	$(31,227)

Total underwriting income (b)	$117,657	$149,371	$327,739	$218,636

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Gross Premiums Written

Gross premiums written for the three months ended June 30, 2013 were $702.3 million compared to $627.1 million for the three months ended June 30, 2012, an increase of $75.2 million or 12.0%. Details of gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$462,873	65.9%	$392,218	62.5%	18.0%
Marine	115,935	16.5%	128,269	20.5%	(9.6)%
Specialty	123,505	17.6%	106,602	17.0%	15.9%
Total	$702,313	100.0%	$627,089	100.0%	12.0%

a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re gross premiums written for the three months ended June 30, 2013 were $353.4 million compared to $340.9 million for the three months ended June 30, 2012, an increase of $12.5 million or 3.7%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premium Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$304,899	86.3%	$292,264	85.8%	4.3%
Marine	10,764	3.0%	24,898	7.3%	(56.8)%
Specialty	37,721	10.7%	23,688	6.9%	59.2%
Total	$353,384	100.0%	$340,850	100.0%	3.7%

 a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in gross premiums written in the property lines of $12.6 million was due primarily to an increase of $32.1 million in catastrophe excess of loss treaties as a result of new business written and a $4.5 million increase in reinstatement premiums due to the European floods. These increases were offset by decreases in per risk excess of loss treaties of $9.7 million primarily due to the non-renewal of business on a particular account. In addition, there was a $14.6 million variance in premium adjustments written in prior quarters. The decrease in gross premiums written of $14.1 million in the marine lines was due primarily to a year over year variance in premium adjustments on proportional business of $9.6 million and a $6.0 million decrease in per risk excess of loss treaties due to the non-renewal of business on a number of accounts that no longer met the Company's underwriting threshold. The increase in gross premiums written in the specialty lines of $14.0 million was due primarily to $17.2 million in new business incepting during the quarter, partially offset by a $3.2 million variance in premium adjustments written in prior quarters.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot for the three months ended June 30, 2013 were $5.5 million compared to $11.9 million for the three months ended June 30, 2012, a decrease of $6.4 million on all lines, as compared to the three months ended June 30, 2012. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the three months ended June 30, 2013 were $46.8 million compared to $15.2 million for the three months ended June 30, 2012, an increase of $31.6 million. Details of AlphaCat gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$46,760	100.0%	$15,155	100.0%	208.5%
Total	$46,760	100.0%	$15,155	100.0%	208.5%

The increase in gross premiums written in the property lines of $31.6 million was due primarily to the renewal of business through AlphaCat Reinsurance, Ltd. ("AlphaCat Re"), which is fully consolidated, whereas the comparable business was included within AlphaCat Re 2011 and 2012 which were not consolidated in 2012, and were accounted for as operating affiliates under the equity method of accounting. The comparable renewals were included in managed gross premiums, a comparable measure. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented below in the section entitled "Other Non-GAAP Financial Measures."

Gross premiums written under the property quota share contracts assumed from Validus Re for the three months ended June 30, 2013 were $7.4 million compared to $nil million for the three months ended June 30, 2012. These reinsurance agreements with Validus Re are eliminated upon consolidation.

Managed gross premiums written, including our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the three months ended June 30, 2013 were $46.3 million compared to $58.5 million for the three months ended June 30, 2012, a decrease of $12.3 million or 21.0%. The decrease in gross premiums written was due primarily to AlphaCat Re 2011 and AlphaCat Re 2012 now being considered "off-risk" as all reinsurance contracts written by the company have now expired.

Talbot. Talbot gross premiums written for the three months ended June 30, 2013 were $315.5 million compared to $283.5 million for the three months ended June 30, 2012, an increase of $32.0 million or 11.3%. The $315.5 million of gross premiums written translated at 2012 rates of exchange would have been $318.5 million for the three months ended June 30, 2013, resulting in an effective increase of $35.0 million or 12.3%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$124,199	39.4%	$96,797	34.1%	28.3%
Marine	105,530	33.4%	103,822	36.7%	1.6%
Specialty	85,789	27.2%	82,909	29.2%	3.5%
Total	$315,518	100.0%	$283,528	100.0%	11.3%

The increase in gross premiums written in the property lines of $27.4 million was due primarily to a $14.5 million increase in premiums written in the direct property lines which was driven by an increase of $12.7 million in new business written due to the hiring of an additional experienced property underwriter. In addition, there was a $7.6 million increase in the construction lines, primarily driven by premium adjustments on prior period policies and a $3.6 million increase in onshore energy lines mainly due to new policies written. The increase in gross premiums written in specialty lines of $2.9 million was due primarily to new political risk policies written in the quarter.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended June 30, 2013 were $121.4 million compared to $119.1 million for the three months ended June 30, 2012, an increase of $2.3 million or 2.0%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$110,631	91.1%	$105,750	88.8%	4.6%
Marine	7,980	6.6%	13,752	11.6%	(42.0)%
Specialty	2,785	2.3%	(450)	(0.4)%	NM
Total	$121,396	100.0%	$119,052	100.0%	2.0%

a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Validus Re. Validus Re reinsurance premiums ceded for the three months ended June 30, 2013 were $87.6 million compared to $97.1 million for the three months ended June 30, 2012, a decrease of $9.5 million or 9.8%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$84,987	97.1%	$83,746	86.3%	1.5%
Marine	2,193	2.5%	13,294	13.7%	(83.5)%
Specialty	378	0.4%	37	—%	NM
Total	$87,558	100.0%	$97,077	100.0%	(9.8)%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Reinsurance premiums ceded in the property lines increased by $1.2 million due to a significant restructuring of retrocessional coverage purchased. New coverage purchased in 2013 included $27.4 million for an industry loss product, $12.8 million for an aggregate excess cover and $10.0 million for European excess cover. In addition, $7.4 million of proportional quota share coverage was ceded to AlphaCat Re. Industry loss warranties purchased for $57.4 million in 2012 were not renewed in 2013, offsetting the increases in reinsurance premiums ceded from the covers discussed above. Reinsurance premiums ceded in the marine lines decreased by $11.1 million, primarily due to a $12.4 million decrease in non-proportional retrocessional coverage, which was not renewed in the quarter.

Reinsurance premiums ceded under the property quota share contracts with AlphaCat for the three months ended June 30, 2013 were $7.4 million compared to $nil for the three months ended June 30, 2012, an increase of $7.4 million. These reinsurance agreements with AlphaCat are eliminated upon consolidation.

AlphaCat. AlphaCat did not cede reinsurance premiums for the three months ended June 30, 2013 and 2012.

Talbot. Talbot reinsurance premiums ceded for the three months ended June 30, 2013 were $47.2 million compared to $34.4 million for the three months ended June 30, 2012, an increase of $12.8 million or 37.1%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$38,629	81.9%	$34,002	98.8%	13.6%
Marine	6,146	13.0%	909	2.6%	NM
Specialty	2,412	5.1%	(492)	(1.4)%	NM
Total	$47,187	100.0%	$34,419	100.0%	37.1%

NM: Not meaningful

Reinsurance premiums ceded in the property lines increased by $4.6 million, primarily due to $1.4 million and $1.8 million increases in quota share ceded premium for the onshore energy and construction lines, respectively, related to the increases in gross premiums written on these lines. The increase in reinsurance premiums ceded of $5.2 million in the marine lines was due primarily to a $3.3 million increase in energy lines due to an increase in reinstatement premiums of $2.2 million and additional quota share coverage purchased.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat for the three months ended June 30, 2013 were $5.5 million compared to $12.4 million for the three months ended June 30, 2012, a decrease of $6.9 million.

The quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the three months ended June 30, 2013 were $580.9 million compared to $508.0 million for the three months ended June 30, 2012, an increase of $72.9 million or 14.3%. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2013 and 2012 were 82.7% and 81.0%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$352,242	60.6%	$286,468	56.4%	23.0%
Marine	107,955	18.6%	114,517	22.5%	(5.7)%
Specialty	120,720	20.8%	107,052	21.1%	12.8%
Total	$580,917	100.0%	$508,037	100.0%	14.3%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums written for the three months ended June 30, 2013 were $265.8 million compared to $243.8 million for the three months ended June 30, 2012, an increase of $22.1 million or 9.0%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$219,912	82.8%	$208,518	85.5%	5.5%
Marine	8,571	3.2%	11,604	4.8%	(26.1)%
Specialty	37,343	14.0%	23,651	9.7%	57.9%
Total	$265,826	100.0%	$243,773	100.0%	9.0%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 75.2% and 71.5% for the three months ended June 30, 2013 and 2012, respectively, reflecting both an increased retention on property lines and the non-renewal of some marine retrocessional cover.

AlphaCat. AlphaCat net premiums written for the three months ended June 30, 2013 were $46.8 million compared to $15.2 million for the three months ended June 30, 2012, an increase of $31.6 million. Details of AlphaCat net premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$46,760	100.0%	$15,155	100.0%	208.5%
Total	$46,760	100.0%	$15,155	100.0%	208.5%
NM: Not meaningful

The increase in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the three months ended June 30, 2013 and 2012.

Talbot. Talbot net premiums written for the three months ended June 30, 2013 were $268.3 million compared to $249.1 million for the three months ended June 30, 2012, an increase of $19.2 million or 7.7%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$85,570	31.9%	$62,795	25.2%	36.3%
Marine	99,384	37.0%	102,913	41.3%	(3.4)%
Specialty	83,377	31.1%	83,401	33.5%	—%
Total	$268,331	100.0%	$249,109	100.0%	7.7%

The increase in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended June 30, 2013 and 2012 were 85.0% and 87.9%, respectively, reflecting the additional ceded reinstatement premiums and increased coverage on marine lines.

Net Change in Unearned Premiums

Net change in unearned premiums for the three months ended June 30, 2013 was ($33.5) million compared to ($60.4) million for the three months ended June 30, 2012, an increase of $27.0 million or 44.6%.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(57,768)	$(111,390)	48.1%
Change in prepaid reinsurance premiums	24,309	50,980	(52.3)%
Net change in unearned premiums	$(33,459)	$(60,410)	44.6%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net change in unearned premiums for the three months ended June 30, 2013 was $38.9 million compared to ($1.1) million for the three months ended June 30, 2012, an increase of $40.0 million.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$5,771	$(70,676)	108.2%
Change in prepaid reinsurance premiums	33,154	69,589	(52.4)%
Net change in unearned premiums	$38,925	$(1,087)	NM
a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Validus Re net change in unearned premiums has increased for the three months ended June 30, 2013 due to changes in the timing and earnings pattern of gross premiums written and reinsurance premiums ceded.

AlphaCat. AlphaCat net change in unearned premiums for the three months ended June 30, 2013 was ($11.8) million compared to ($11.6) million for the three months ended June 30, 2012, a decrease of $0.2 million or 1.7%.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(11,770)	$(11,568)	(1.7)%
Net change in unearned premiums	$(11,770)	$(11,568)	(1.7)%
NM: Not meaningful

AlphaCat net change in unearned premiums decreased for the three months ended June 30, 2013 due to the earnings pattern of gross premiums written.

Talbot. Talbot net change in unearned premiums for the three months ended June 30, 2013 was ($60.6) million compared to ($47.8) million for the three months ended June 30, 2012, a decrease of $12.9 million or 26.9%.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(51,769)	$(29,146)	(77.6)%
Change in prepaid reinsurance premiums	(8,845)	(18,609)	52.5%
Net change in unearned premiums	$(60,614)	$(47,755)	(26.9)%

Talbot net change in unearned premium decreased for the three months ended June 30, 2013 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

Net premiums earned for the three months ended June 30, 2013 were $547.5 million compared to $447.6 million for the three months ended June 30, 2012, an increase of $99.8 million or 22.3%. Details of net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$261,087	47.7%	$202,692	45.3%	28.8%
Marine	139,341	25.5%	146,682	32.8%	(5.0)%
Specialty	147,030	26.8%	98,253	21.9%	49.6%
Total	$547,458	100.0%	$447,627	100.0%	22.3%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums earned for the three months ended June 30, 2013 were $304.8 million compared to $242.7 million for the three months ended June 30, 2012, an increase of $62.1 million or 25.6%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$176,640	58.0%	$158,360	65.3%	11.5%
Marine	52,378	17.2%	61,185	25.2%	(14.4)%
Specialty	75,733	24.8%	23,141	9.5%	227.3%
Total	$304,751	100.0%	$242,686	100.0%	25.6%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in net premiums earned in the property lines of $18.3 million was primarily due to a $25.1 million increase in net premiums earned relating to business assumed through the Flagstone acquisition, partially offset by a decrease in premiums assumed from Talbot of $4.8 million. The decrease in premiums earned in the marine lines of $8.8 million was due primarily to the reduction in levels of gross premiums written over recent quarters. The increase in premiums earned in the specialty lines of $52.6 million was due primarily to the earnings of new agricultural business written during the first quarter of 2013. The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

AlphaCat. AlphaCat net premiums earned for the three months ended June 30, 2013 were $35.0 million compared to $3.6 million for the three months ended June 30, 2012, an increase of $31.4 million. Details of AlphaCat net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$34,990	100.0%	$3,587	100.0%	NM
Total	$34,990	100.0%	$3,587	100.0%	NM
NM: Not meaningful

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, influencing the earned premiums for three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in net premiums earned is due primarily to the renewal of business through AlphaCat Reinsurance, Ltd. ("AlphaCat Re"), which is fully consolidated, whereas the comparable business was included within AlphaCat Re 2011 and 2012 which were not consolidated in 2012, and were accounted for as operating affiliates under the equity method of accounting. The comparable renewals were included in managed gross premiums, a comparable measure. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented below in the section entitled "Other Non-GAAP Financial Measures."

Talbot. Talbot net premiums earned for the three months ended June 30, 2013 were $207.7 million compared to $201.4 million for the three months ended June 30, 2012, an increase of $6.4 million or 3.2%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$49,457	23.8%	$40,745	20.2%	21.4%
Marine	86,963	41.9%	85,497	42.5%	1.7%
Specialty	71,297	34.3%	75,112	37.3%	(5.1)%
Total	$207,717	100.0%	$201,354	100.0%	3.2%

The increase in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Losses and Loss Expenses

Losses and loss expenses for the three months ended June 30, 2013 were $265.0 million compared to $153.7 million for the three months ended June 30, 2012, an increase of $111.4 million or 72.5%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended June 30, 2013 and 2012 were 48.4% and 34.3%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012 (a)	Percentage Point Change
Property	32.6%	37.1%	(4.5)
Marine	70.9%	30.6%	40.3
Specialty	55.2%	34.3%	20.9
All lines	48.4%	34.3%	14.1

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

During the three months ended June 30, 2013, the Company incurred $77.6 million of losses from a notable loss event, which represented 14.2 percentage points of the loss ratio. For the three months ended June 30, 2012, there were no notable losses. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended June 30, 2013 and 2012 was 41.7% and 42.7%, respectively.

		Three Months Ended June 30, 2013
		(Dollars in thousands)
Second Quarter 2013 Notable Loss Events (a)		Validus Re		AlphaCat (d)		Talbot		Total
Description		Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)
European floods	Floods	$69,895	22.9%	$975	2.8%	$6,717	3.2%	$77,587	14.2%
Total		$69,895	22.9%	$975	2.8%	$6,717	3.2%	$77,587	14.2%

Three Months Ended June 30, 2012
(Dollars in thousands)
Second Quarter 2012 Notable Loss Events (a)	Validus Re		AlphaCat		Talbot		Total
Description	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)
None	$—	—%	$—	—%	$—	—%	$—	—%
Total	$—	—%	$—	—%	$—	—%	$—	—%

(a)
The notable loss event amounts were based on management's estimates following a review of the company's potential exposure and discussions with certain clients and brokers. Given the magnitude of this event, and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from this event and the Company's actual ultimate net losses from this event may vary materially from this estimate.

(b)	Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums were $7.1 million for the three months ended June 30, 2013.

(c)	NPE = net premiums earned.

(d)	The AlphaCat segment incurred loss and loss expenses of $1.0 million. The Company's share of the loss was $0.1 million as a result of Validus' investment in an AlphaCat ILS fund.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
	2013	2012 (a)	Percentage Point Change
Property - current period - excluding items below	31.4%	35.5%	(4.1)
Property - current period - notable losses	29.0%	0.0%	29.0
Property - change in prior accident years	(27.8)%	1.6%	(29.4)
Property - loss ratio	32.6%	37.1%	(4.5)

Marine - current period - excluding items below	38.2%	50.5%	(12.3)
Marine - current period - notable losses	1.4%	0.0%	1.4
Marine - change in prior accident years	31.3%	(19.9)%	51.2
Marine - loss ratio	70.9%	30.6%	40.3

Specialty - current period - excluding items below	63.4%	46.1%	17.3
Specialty - current period - notable losses	0.0%	0.0%	0.0
Specialty - change in prior accident years	(8.2)%	(11.8)%	3.6
Specialty – loss ratio	55.2%	34.3%	20.9

All lines - current period - excluding items below	41.7%	42.7%	(1.0)
All lines - current period - notable losses	14.2%	0.0%	14.2
All lines - change in prior accident years	(7.5)%	(8.4)%	0.9
All lines - loss ratio	48.4%	34.3%	14.1

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re losses and loss expenses for the three months ended June 30, 2013 were $183.6 million compared to $53.2 million for the three months ended June 30, 2012, an increase of $130.5 million or 245.3%. The loss ratio, was 60.3% and 21.9% for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013, Validus Re incurred losses of $186.7 million related to current year losses and $3.0 million of favorable loss reserve development relating to prior accident years. For the three months ended June 30, 2013, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 1.0 percentage point. For the three months ended June 30, 2012, Validus Re incurred losses of $63.9 million related to current year losses and $10.7 million of favorable loss reserve development relating to prior accident years. For the three months ended June 30, 2012, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 4.4 percentage points.

During the three months ended June 30, 2013, Validus Re incurred $69.9 million of losses from a notable loss event, which represented 22.9 percentage points of the loss ratio. For the three months ended June 30, 2012, Validus Re did not incur any notable losses. Validus Re segment loss ratios excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended June 30, 2013 and 2012 were 38.4% and 26.3%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
	2013	2012 (a)	Percentage Point Change
Property - current period excluding items below	28.4%	26.9%	1.5
Property - current period - notable losses	39.6%	0.0%	39.6
Property - change in prior accident years	(27.8)%	6.1%	(33.9)
Property - loss ratio	40.2%	33.0%	7.2

Marine - current period excluding items below	36.7%	28.5%	8.2
Marine - current period - notable losses	0.0%	0.0%	—
Marine - change in prior accident years	89.6%	(25.5)%	115.1
Marine - loss ratio	126.3%	3.0%	123.3

Specialty - current period excluding items below	62.7%	16.5%	46.2
Specialty - current period - notable losses	0.0%	0.0%	0.0
Specialty - change in prior accident years	(1.2)%	(20.6)%	19.4
Specialty – loss ratio	61.5%	(4.1)%	65.6

All lines - current period excluding items below	38.4%	26.3%	12.1
All lines - current period - notable losses	22.9%	0.0%	22.9
All lines - change in prior accident years	(1.0)%	(4.4)%	3.4
All lines - loss ratio	60.3%	21.9%	38.4

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the three months ended June 30, 2013, Validus Re property lines losses and loss expenses included $120.0 million related to current year losses and $49.0 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due to lower than expected claims development on the Chilean earthquake of $10.7 million and lower than expected claims emergence on attritional losses. For the three months ended June 30, 2012, Validus Re property lines losses and loss expenses included $42.6 million related to current year losses and $9.7 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development was due to an increase in loss estimates on prior year notable loss events, which led to a movement in the reserve for potential development on notable loss events during the three months ended June 30, 2012.

For the three months ended June 30, 2013, Validus Re property lines incurred $69.9 million of losses from a notable loss event, which represented 39.6 percentage points of the property lines loss ratio. For the three months ended June 30, 2012, Validus Re property lines did not incur any notable losses. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended June 30, 2013 and 2012 were 28.4% and 26.9%, respectively.

For the three months ended June 30, 2013, Validus Re marine lines losses and loss expenses included $19.2 million related to current year losses and $46.9 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development related primarily to an increase in the ultimate loss estimate on Costa Concordia of $32.6 million, a $5.3 million adverse movement on the Deepwater Horizon as well as higher than expected claims emergence on attritional losses. For the three months ended June 30, 2012, Validus Re marine lines losses and loss expenses included $17.5 million related to current year losses and $15.6 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses.

For the three months ended June 30, 2013 and 2012, Validus Re marine lines did not incur any notable losses. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the three months ended June 30, 2013 and 2012 were 36.7% and 28.5%, respectively.

For the three months ended June 30, 2013, Validus Re specialty lines losses and loss expenses included $47.5 million related to current year losses and $0.9 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to lower than expected claims emergence on attritional losses. For the three months ended June 30, 2012, Validus Re specialty lines losses and loss expenses included $3.8 million related to current year losses and $4.8 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses.

For the three months ended June 30, 2013 and 2012, Validus Re specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding prior year loss reserve development, for the three months ended June 30, 2013 and 2012 were 62.7% and 16.5%, respectively. The increase specialty lines loss ratio was due primarily to the impact of the increase in agricultural premiums which typically has a higher attritional loss ratio than other specialty classes.

AlphaCat. AlphaCat losses and loss expenses for the three months ended June 30, 2013 were $1.3 million compared to $nil for the three months ended June 30, 2012, an increase of $1.3 million. The loss ratio, was 3.8% and 0.0% for the three months ended June 30, 2013 and 2012. For the three months ended June 30, 2013, AlphaCat incurred losses of $1.3 million related to current year losses. For the three months ended June 30, 2012, AlphaCat did not incur any losses and loss expenses. The Company's share of any losses incurred by our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, are included in "Income from operating affiliates."

For the three months ended June 30, 2013, AlphaCat incurred losses of $1.0 million from a notable loss event, which represented 2.8 percentage points of the loss ratio. Through our investments in certain AlphaCat companies, Validus' share of this loss was $0.1 million. For the three months ended June 30, 2012, AlphaCat did not incur any losses from notable loss events. AlphaCat loss ratios, excluding notable loss events and prior year loss reserve development, for the three months ended June 30, 2013 and 2012 were 1.0% and 0.0%, respectively.

Talbot. Talbot losses and loss expenses for the three months ended June 30, 2013 were $80.1 million compared to $100.5 million for the three months ended June 30, 2012, a decrease of $20.4 million or 20.3%. The loss ratio, was 38.6% and 49.9% for the three months ended June 30, 2013 and 2012, respectively.  For the three months ended June 30, 2013, Talbot incurred losses of $118.1 million related to current year losses and $38.0 million of favorable loss reserve development relating to prior accident years. For the three months ended June 30, 2013, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 18.3 percentage points. For the three months ended June 30, 2012, Talbot incurred losses of $127.4 million related to current year losses and $26.9 million in favorable loss reserve development relating to prior accident years. For the three months ended June 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 13.4 percentage points.

During the three months ended June 30, 2013, Talbot incurred $6.7 million of losses from a notable loss event, which represented 3.2 percentage points of the loss ratio. For the three months ended June 30, 2012, Talbot did not incur any notable loss events. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the three months ended June 30, 2013 and 2012 were 53.7% and 63.3%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended June 30,
	2013	2012	Percentage Point Change
Property - current period excluding items below	64.1%	72.0%	(7.9)
Property - current period - notable losses	9.5%	0.0%	9.5
Property - change in prior accident years	(47.7)%	(15.9)%	(31.8)
Property - loss ratio	25.9%	56.1%	(30.2)

Marine - current period excluding items below	39.0%	66.1%	(27.1)
Marine - current period - notable losses	2.3%	0.0%	2.3
Marine - change in prior accident years	(3.8)%	(15.8)%	12.0
Marine - loss ratio	37.5%	50.3%	(12.8)

Specialty - current period excluding items below	64.2%	55.3%	8.9
Specialty - current period - notable losses	0.0%	0.0%	0.0
Specialty - change in prior accident years	(15.6)%	(9.2)%	(6.4)
Specialty – loss ratio	48.6%	46.1%	2.5

All lines - current period excluding items below	53.7%	63.3%	(9.6)
All lines - current period - notable losses	3.2%	0.0%	3.2
All lines - change in prior accident years	(18.3)%	(13.4)%	(4.9)
All lines - loss ratio	38.6%	49.9%	(11.3)

For the three months ended June 30, 2013, Talbot property lines losses and loss expenses included $36.4 million related to current year losses and $23.6 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was driven primarily by favorable loss experience in particular on the Tohoku earthquake and Hurricane Irene together with lower than expected development on attritional losses. For the three months ended June 30, 2012, Talbot property lines losses and loss expenses included $29.3 million related to current year losses and $6.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to lower than expected claims development on attritional losses.

For the three months ended June 30, 2013, Talbot property lines incurred $4.7 million of losses from a notable loss event, which represented 9.5 percentage points on the property lines loss ratio. For the three months ended June 30, 2012, Talbot property lines did not incur any notable losses. Talbot property line loss ratio, excluding notable loss events and prior year loss reserve development for the three months ended June 30, 2013 and 2012 were 64.1% and 72.0%, respectively.

For the three months ended June 30, 2013, Talbot marine lines losses and loss expenses included $35.9 million related to current year losses and $3.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to favorable development on attritional losses offset by adverse large loss experience, most notably an increase in the ultimate loss estimate on Costa Concordia of $8.5 million. For the three months ended June 30, 2012, Talbot marine lines losses and loss expenses included $56.5 million related to current year losses and $13.5 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to favorable development on attritional losses.

For the three months ended June 30, 2013, Talbot marine lines incurred $2.0 million of losses from a notable loss event, which represented 2.3 percentage points on the marine lines loss ratio. For the three months ended June 30, 2012, Talbot marine lines did not incur any notable losses. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended June 30, 2013 and 2012 were 39.0% and 66.1%, respectively due to a lower level of claims activity than normal in 2013.

For the three months ended June 30, 2013, Talbot specialty lines losses and loss expenses included $45.8 million relating to current year losses and $11.1 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to favorable attritional loss development and the low emergence of large losses. For the three months ended June 30, 2012, Talbot specialty lines losses and loss expenses included $41.5 million relating to current year losses and $6.9 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was attributable to lower than expected claims development on attritional losses.

For the three months ended June 30, 2013 and 2012 Talbot specialty lines did not incur any notable losses. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the three months ended June 30, 2013 and 2012 were 64.2% and 55.3%, respectively.

Reserves for Losses and Loss Expenses

At June 30, 2013, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three and six months ended June 30, 2013.

	As at June 30, 2013
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$849,263	$719,469	$1,568,732
Marine	495,962	512,589	1,008,551
Specialty	258,753	447,414	706,167
Total	$1,603,978	$1,679,472	$3,283,450

	As at June 30, 2013
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$719,837	$624,998	$1,344,835
Marine	445,383	459,949	905,332
Specialty	226,811	387,779	614,590
Total	$1,392,031	$1,472,726	$2,864,757

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$2,015,463	$5,000	$1,420,136	$(82,908)	$3,357,691
Losses recoverable	(142,828)	—	(369,332)	82,908	(429,252)
Net reserves at period beginning	1,872,635	5,000	1,050,804	—	2,928,439

Net reserves acquired	948	—	—	—	948
Incurred losses - current year	186,661	1,313	118,059	—	306,033
Change in prior accident years	(3,015)	—	(37,974)	—	(40,989)
Incurred losses	183,646	1,313	80,085	—	265,044

Foreign exchange	(17,179)	—	(283)	—	(17,462)
Total net paid losses	(199,144)	—	(113,068)	—	(312,212)
Net reserves at period end	1,840,906	6,313	1,017,538	—	2,864,757
Losses recoverable	138,976	—	350,075	(70,358)	418,693
Gross reserves at period end	$1,979,882	$6,313	$1,367,613	$(70,358)	$3,283,450

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended June 30, 2013, favorable loss reserve development on prior accident years was $41.0 million, of which, $3.0 million related to the Validus Re segment and $38.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 7.5 percentage points for the three months ended June 30, 2013. For the three months ended June 30, 2012, favorable loss reserve development on prior accident years was $37.6 million, of which, $10.7 million related to the Validus Re segment and $26.9 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 8.4 percentage points for the three months ended June 30, 2012.

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

As at March 31, 2013 and June 30, 2013, the RDE on 2011 notable loss events was $34.2 million. During the three months ended June 30, 2013, the Company did not allocate any of the 2011 RDE. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. No RDE was established for 2012 or 2013 notable losses.

Policy Acquisition Costs

Policy acquisition costs for the three months ended June 30, 2013 were $87.2 million compared to $76.1 million for the three months ended June 30, 2012, an increase of $11.0 million or 14.5%. Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 15.9% and 17.0%, respectively. The changes in policy acquisition costs are due to the factors described below.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$33,536	38.5%	12.8%	$22,355	29.3%	11.0%	50.0%
Marine	28,921	33.2%	20.8%	31,482	41.4%	21.5%	(8.1)%
Specialty	24,695	28.3%	16.8%	22,292	29.3%	22.7%	10.8%
Total	$87,152	100.0%	15.9%	$76,129	100.0%	17.0%	14.5%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re policy acquisition costs for the three months ended June 30, 2013 were $42.8 million compared to $37.1 million for the three months ended June 30, 2012, an increase of $5.7 million or 15.4%.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$25,875	60.5%	14.6%	$21,389	57.7%	13.5%	21.0%
Marine	9,150	21.4%	17.5%	11,783	31.8%	19.3%	(22.3)%
Specialty	7,764	18.1%	10.3%	3,912	10.5%	16.9%	98.5%
Total	$42,789	100.0%	14.0%	$37,084	100.0%	15.3%	15.4%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms, are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition cost ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the acquisition cost ratio) for the three months ended June 30, 2013 and 2012 were 14.0% and 15.3%, respectively. The policy acquisition cost ratio on the specialty lines has decreased by 6.6 percentage points primarily due to the effect of lower commission rates on the agricultural business written during the first quarter.

AlphaCat. AlphaCat policy acquisition costs for the three months ended June 30, 2013 were $3.6 million compared to $0.4 million for the three months ended June 30, 2012, an increase of $3.2 million.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$3,586	100.0%	10.2%	$382	100.0%	10.6%	NM
Total	$3,586	100.0%	10.2%	$382	100.0%	10.6%	NM
NM: Not meaningful

Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 10.2% and 10.6%, respectively.

Talbot. Talbot policy acquisition costs for the three months ended June 30, 2013 were $41.7 million compared to $41.8 million for the three months ended June 30, 2012, a decrease of $0.1 million or 0.3%.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$4,903	11.8%	9.9%	$3,718	8.9%	9.1%	31.9%
Marine	19,808	47.5%	22.8%	19,646	47.0%	23.0%	0.8%
Specialty	16,956	40.7%	23.8%	18,439	44.1%	24.5%	(8.0)%
Total	$41,667	100.0%	20.1%	$41,803	100.0%	20.8%	(0.3)%

Policy acquisition costs as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 20.1% and 20.8%, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $71.0 million compared to $61.6 million for the three months ended June 30, 2012, an increase of $9.3 million or 15.1%.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re (a)	$20,423	28.8%	$14,142	23.0%	44.4%
AlphaCat	3,992	5.6%	2,402	3.9%	66.2%
Talbot	32,192	45.4%	30,957	50.2%	4.0%
Corporate & Eliminations	14,360	20.2%	14,134	22.9%	1.6%
Total	$70,967	100.0%	$61,635	100.0%	15.1%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

General and administrative expenses of $71.0 million in the three months ended June 30, 2013 represents 13.0 percentage points of the expense ratio. Share compensation expense is discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the three months ended June 30, 2013 were $20.4 million compared to $14.1 million for the three months ended June 30, 2012, an increase of $6.3 million or 44.4%. General and administrative expenses have increased primarily due to the acquisition of Flagstone, which accounted for an additional $6.0 million of general and administrative expenses for the three months ended June 30, 2013. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 6.7% and 5.8%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the three months ended June 30, 2013 were $4.0 million compared to $2.4 million for the three months ended June 30, 2012, an increase of $1.6 million or 66.2%. General and administrative expenses have increased primarily due to an increase in management and performance fees during the quarter. AlphaCat's general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 11.5% and 67.0%, respectively. The AlphaCat segment's general and administrative ratio has been impacted by the increase in net premiums earned as the comparatives have a greater proportion of revenues generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the three months ended June 30, 2013 were $32.2 million compared to $31.0 million for the three months ended June 30, 2012, an increase of $1.2 million or 4.0%. Talbot's general and administrative expenses as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 15.5% and 15.4%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended June 30, 2013 were $14.4 million compared to $14.1 million for the three months ended June 30, 2012, an increase of $0.2 million or 1.6%. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the three months ended June 30, 2013 were $6.6 million compared to $6.8 million for the three months ended June 30, 2012, a decrease of $0.2 million or 2.4%. This expense is non-cash and has no net effect on total shareholders' equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re (a)	$1,529	23.0%	$1,966	28.8%	(22.2)%
AlphaCat	85	1.3%	59	0.9%	44.1%
Talbot	2,357	35.5%	1,799	26.5%	31.0%
Corporate & Eliminations	2,667	40.2%	2,976	43.8%	(10.4)%
Total	$6,638	100.0%	$6,800	100.0%	(2.4)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re share compensation expenses for the three months ended June 30, 2013 were $1.5 million compared to $2.0 million for the three months ended June 30, 2012, a decrease of $0.4 million or 22.2%. Share compensation expenses as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 0.5% and 0.8%, respectively.

AlphaCat. AlphaCat share compensation expenses for the three months ended June 30, 2013 were $0.1 million compared to $0.1 million for the three months ended June 30, 2012. Share compensation expenses as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 0.2% and 1.6%, respectively.

Talbot. Talbot share compensation expenses for the three months ended June 30, 2013 was $2.4 million compared to $1.8 million for the three months ended June 30, 2012, an increase of $0.6 million or 31.0%. Share compensation expenses as a percent of net premiums earned for the three months ended June 30, 2013 and 2012 were 1.1% and 0.9%, respectively.

Corporate & Eliminations.Corporate share compensation expenses for the three months ended June 30, 2013 were $2.7 million compared to $3.0 million for the three months ended June 30, 2012, a decrease of $0.3 million or 10.4%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2013 and 2012.

Consolidated	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012 (a)	Percentage Point Change
Losses and loss expense ratio	48.4%	34.3%	14.1
Policy acquisition cost ratio	15.9%	17.0%	(1.1)
General and administrative expense ratio (b)	14.2%	15.3%	(1.1)
Expense ratio	30.1%	32.3%	(2.2)
Combined ratio	78.5%	66.6%	11.9

Validus Re	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012 (a)	Percentage Point Change
Losses and loss expense ratio	60.3%	21.9%	38.4
Policy acquisition cost ratio	14.0%	15.3%	(1.3)
General and administrative expense ratio (b)	7.2%	6.6%	0.6
Expense ratio	21.2%	21.9%	(0.7)
Combined ratio	81.5%	43.8%	37.7

AlphaCat	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Percentage Point Change
Losses and loss expense ratio	3.8%	0.0%	3.8
Policy acquisition cost ratio	10.2%	10.6%	(0.4)
General and administrative expense ratio (b)	11.7%	68.6%	(56.9)
Expense ratio	21.9%	79.2%	(57.3)
Combined ratio	25.7%	79.2%	(53.5)

Talbot	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Percentage Point Change
Losses and loss expense ratio	38.6%	49.9%	(11.3)
Policy acquisition cost ratio	20.1%	20.8%	(0.7)
General and administrative expense ratio (b)	16.6%	16.3%	0.3
Expense ratio	36.7%	37.1%	(0.4)
Combined ratio	75.3%	87.0%	(11.7)

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the three months ended June 30, 2013 and 2012 were 14.2% and 15.3%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expenses divided by net premiums earned.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012 (a)
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$70,967	13.0%	$61,635	13.8%
Share compensation expenses	6,638	1.2%	6,800	1.5%
Total	$77,605	14.2%	$68,435	15.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Underwriting Income

Underwriting income for the three months ended June 30, 2013 was $117.7 million compared to $149.4 million for the three months ended June 30, 2012, a decrease of $31.7 million, or 21.2%.

(Dollars in thousands)	Three Months Ended June 30, 2013	% of sub-total	Three Months Ended June 30, 2012 (a)	% of sub-total	% Change
Validus Re	$56,364	42.2%	$136,304	83.4%	(58.6)%
AlphaCat	26,014	19.4%	744	0.5%	NM
Talbot	51,416	38.4%	26,293	16.1%	95.6%
Sub-total	133,794	100.0%	163,341	100.0%	(18.1)%
Corporate & Eliminations	(16,137)		(13,970)		(15.5)%
Total	$117,657		$149,371		(21.2)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
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

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012 (a)
Underwriting income	$117,657	$149,371
Net investment income	26,210	25,885
Other income	4,418	5,994
Finance expenses	(37,830)	(13,706)
Net realized gains on investments	3,409	6,154
Net unrealized (losses) on investments	(141,348)	(53,574)
Income (loss) from investment affiliate	1,753	(398)
Foreign exchange (losses)	(8,223)	(652)
Tax (expense)	(93)	(404)
Income from operating affiliates	3,793	3,592
Net (loss) income	$(30,254)	$122,262

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

Net Investment Income

Net investment income for the three months ended June 30, 2013 was $26.2 million compared to $25.9 million for the three months ended June 30, 2012, an increase of $0.3 million or 1.3%. Net investment income increased primarily as a result of the addition of the Flagstone investment portfolio. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended June 30, 2013 and 2012 are provided below.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012 (a)	% Change
Fixed maturities and short-term investments	$26,151	$26,471	(1.2)%
Cash and cash equivalents	1,629	1,449	12.4%
Securities lending income	—	1	NM
Total gross investment income	27,780	27,921	(0.5)%
Investment expenses	(1,570)	(2,036)	22.9%
Net investment income	$26,210	$25,885	1.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Annualized investment yield is calculated by dividing net investment income (excluding other investments) by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.43% and 1.69% for the three months ended June 30, 2013 and 2012, respectively, and the average duration of the portfolio at June 30, 2013 was 1.69 years (December 31, 2012- 1.34 years).

Other Income

Other income for the three months ended June 30, 2013 was $4.4 million compared to $6.0 million for the three months ended June 30, 2012, a decrease of $1.6 million or 26.3%. Other income primarily includes underwriting and performance fees from the AlphaCat segment earned from business written by non consolidated affiliates and the AlphaCat ILS funds.

Finance Expenses

Finance expenses for the three months ended June 30, 2013 were $37.8 million compared to $13.7 million for the three months ended June 30, 2012, an increase of $24.1 million or 176.0%. Finance expenses consist of interest on our junior subordinated deferrable debentures, junior subordinated deferrable interest notes, senior notes, variable funding notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges and the costs of the Talbot FAL facility.

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012 (a)	% Change
2006 Junior Subordinated Deferrable Debentures	$2,211	$1,552	42.5%
2007 Junior Subordinated Deferrable Debentures	1,835	2,832	(35.2)%
2010 Senior Notes due 2040	5,598	5,598	0.0%
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	2,231	—	NM
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	1,547	—	NM
Credit facilities	2,799	3,566	(21.5)%
Bank charges	99	126	(21.4)%
Variable Funding Notes (b)	21,478	—	NM
Talbot FAL Facility	32	32	0.0%
Finance expenses	$37,830	$13,706	176.0%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)
Includes Variable funding note expense and other AlphaCat related fees. Please refer to Note 13 "Variable funding notes" in the unaudited Consolidated Financial Statements contained herein for further details.

NM: Not Meaningful

The increase in finance expenses of $24.1 million for the three months ended June 30, 2013 was due primarily to the interest expense related to the variable funding notes of $21.5 million issued in 2013 and other AlphaCat related fees.

Tax Expense

Tax expenses for the three months ended June 30, 2013 was $0.1 million compared to $0.4 million for the three months ended June 30, 2012, an decrease of $0.3 million or 77.0%.

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

Income From Operating Affiliates

Income from operating affiliates for the three months ended June 30, 2013 was $3.8 million compared to $3.6 million for the three months ended June 30, 2012, an increase of $0.2 million or 5.6%. For the three months ended June 30, 2013, income (loss) from operating affiliates included ($0.1) million in equity earnings relating to AlphaCat Re 2011 ($2.8 million - June 30, 2012), $1.3 million in equity earnings relating to AlphaCat Re 2012 ($0.8 million - June 30, 2012), $2.4 million in equity earnings relating to AlphaCat 2013 ($nil - June 30, 2012) and $0.2 million relating to the AlphaCat ILS funds ($nil - June 30, 2012).

AlphaCat Re 2011 was formed on May 25, 2011. As at June 30, 2013, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the three months ended June 30, 2013.

AlphaCat Re 2012 was formed on May 29, 2012. As at June 30, 2013, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the three months ended June 30, 2013.

AlphaCat 2013 was formed on December 17, 2012, therefore there is no comparative information for the three months ended June 30, 2012. As at June 30, 2013, the Company owned 19.7% of AlphaCat 2013, therefore income from operating affiliates reflects the Company's share of AlphaCat 2013's net income for the three months ended June 30, 2013.

The Company received $219.4 million of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. During the three months ended June 30, 2013, the Company received $13.5 million in additional third party subscriptions. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at June 30, 2013 and income from operating affiliates reflects the Company's share of this fund's net income for the three months ended June 30, 2013.

Net Realized Gains on Investments

Net realized gains on investments for the three months ended June 30, 2013 were $3.4 million compared to $6.2 million for the three months ended June 30, 2012, a decrease of $2.7 million or 44.6%.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on investments for the three months ended June 30, 2013 were $141.3 million compared to $53.6 million for the three months ended June 30, 2012, an unfavorable movement of $87.8 million, or 163.8%.
Net unrealized losses on fixed maturities and short term investments for the three months ended June 30, 2013 were $71.1 million compared to $4.8 million for the three months ended June 30, 2012, an unfavorable movement of $66.3 million. The net unrealized losses on fixed maturities and short term investments were primarily driven by a combination of a shift in the yield curve and a widening of corporate bond spreads.
Net unrealized losses on other investments for the three months ended June 30, 2013 were $70.3 million compared to $48.7 million for the three months ended June 30, 2012, an unfavorable movement of $21.6 million. The unrealized losses on other investments for the three months ended June 30, 2013 were driven primarily by $70.8 million in unrealized losses relating to PaCRe. The amount of PaCRe's net unrealized losses attributable to noncontrolling interest was $63.7 million for the three months ended June 30, 2013, leaving a net impact to the Company of $6.6 million.
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

Income (Loss) From Investment Affiliate

The income from investment affiliate for the three months ended June 30, 2013 was $1.8 million compared to a loss of ($0.4) million for the three months ended June 30, 2012, an increase of $2.2 million. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P.

Foreign Exchange Losses

Our reporting currency is the U.S. dollar. As a significant portion of our operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections.

U.S. dollar strengthened (weakened) against:	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
British Pound sterling	(0.2)%	1.9%
Euro	(1.9)%	5.4%
Canadian Dollar	3.3%	1.8%
Swiss Franc	(0.8)%	5.1%
Singapore Dollar	2.1%	0.6%
Australian Dollar	13.3%	1.1%
New Zealand Dollar	7.5%	2.1%
Japanese Yen	5.6%	(3.7)%
Foreign exchange losses for the three months ended June 30, 2013 were ($8.2) million compared to ($0.7) million for the three months ended June 30, 2012, an unfavorable movement of $7.6 million. For the three months ended June 30, 2013, Validus Re and Talbot recognized foreign exchange losses of ($5.9) million and ($2.2) million, respectively, while AlphaCat recognized a foreign exchange gain of $0.1 million.

For the three months ended June 30, 2013, Validus Re segment foreign exchange losses were ($5.9) million compared to foreign exchange gains of $2.7 million for the three months ended June 30, 2012, an unfavorable movement of $8.6 million. The $5.9 million loss was primarily driven by losses on the revaluation of assets which were denominated in New Zealand dollars, Australian dollars and Japanese Yen. The losses were offset by foreign exchange gains on the revaluation of loss reserves which were denominated in the same currencies. During the three months ended June 30, 2013, the U.S. dollar to New Zealand dollar strengthened by 7.5%, the U.S. dollar to Australian dollar strengthened by 13.3% and U.S. dollar to the Japanese Yen strengthened by 5.6% as compared to 1.1%, 2.1% and (3.7%), respectively during the three months ended June 30, 2012.

For the three months ended June 30, 2013, Talbot segment foreign exchange losses were ($2.2) million compared to losses of ($3.4) million for the three months ended June 30, 2012, a favorable movement of $1.2 million or 36.0%. The $2.2 million loss was primarily driven by a loss on the revaluation of the Australian dollar deposit. During the three months ended June 30, 2013, the Australian dollar to British pound sterling strengthened by 5.8% as compared to a strengthening of the Australian dollar to British pound sterling of 3.7% during the three months ended June 30, 2012.

As at June 30, 2013, Talbot's balance sheet included net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $125.5 million and $25.2 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $89.9 million and $10.4 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest of $61.9 million for the three months ended June 30, 2013 is 90.0% of the net loss in PaCRe for the quarter.
During the three months ended June 30, 2013, the Company received $13.5 million in additional third party subscriptions. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The net income attributable to noncontrolling interest was ($0.9) million for the three months ended June 30, 2013.

The following table presents results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012 (a)	2013	2012 (a)
Underwriting income
Gross premiums written	$702,313	$627,089	$1,807,073	$1,464,378
Reinsurance premiums ceded	(121,396)	(119,052)	(308,612)	(226,104)
Net premiums written	580,917	508,037	1,498,461	1,238,274
Change in unearned premiums	(33,459)	(60,410)	(419,942)	(339,448)
Net premiums earned	547,458	447,627	1,078,519	898,826

Underwriting deductions
Losses and loss expenses	265,044	153,692	409,815	385,681
Policy acquisition costs	87,152	76,129	180,763	154,261
General and administrative expenses	70,967	61,635	151,246	128,010
Share compensation expenses	6,638	6,800	8,956	12,238
Total underwriting deductions	429,801	298,256	750,780	680,190

Underwriting income (b)	117,657	149,371	327,739	218,636

Net investment income	26,210	25,885	51,859	53,645
Other income	4,418	5,994	7,103	14,885
Finance expenses	(37,830)	(13,706)	(62,276)	(29,985)
Operating income before taxes and income from operating affiliates	110,455	167,544	324,425	257,181
Tax (expense) benefit	(93)	(404)	225	(543)
Income from operating affiliates	3,793	3,592	7,316	6,959
Net operating income (b)	114,155	170,732	331,966	263,597

Net realized gains on investments	3,409	6,154	5,130	13,686
Net unrealized (losses) on investments	(141,348)	(53,574)	(148,585)	(32,903)
Income (loss) from investment affiliate	1,753	(398)	3,230	(398)
Foreign exchange (losses) gains	(8,223)	(652)	(1,301)	2,514
Net (loss) income	(30,254)	122,262	190,440	246,496
Net loss attributable to noncontrolling interest	60,976	45,360	63,525	45,360
Net income available to Validus	$30,722	$167,622	$253,965	$291,856

Selected ratios:
Net premiums written / Gross premiums written	82.7%	81.0%	82.9%	84.6%

Losses and loss expenses	48.4%	34.3%	38.0%	42.9%

Policy acquisition costs	15.9%	17.0%	16.8%	17.2%
General and administrative expenses (c)	14.2%	15.3%	14.9%	15.6%
Expense ratio	30.1%	32.3%	31.7%	32.8%
Combined ratio	78.5%	66.6%	69.7%	75.7%

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

(c) The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (a)	2013	2012 (a)
Validus Re
Gross premiums written	$353,384	$340,850	$1,101,347	$907,716
Reinsurance premiums ceded	(87,558)	(97,077)	(213,286)	(127,078)
Net premiums written	265,826	243,773	888,061	780,638
Change in unearned premiums	38,925	(1,087)	(280,176)	(284,943)
Net premiums earned	304,751	242,686	607,885	495,695

Losses and loss expenses	183,646	53,190	257,048	177,396
Policy acquisition costs	42,789	37,084	94,533	75,874
General and administrative expenses	20,423	14,142	49,864	31,394
Share compensation expenses	1,529	1,966	2,942	3,838
Total underwriting deductions	248,387	106,382	404,387	288,502

Underwriting income (a)	$56,364	$136,304	$203,498	$207,193

AlphaCat
Gross premiums written	$46,760	$15,155	$143,276	$18,673
Reinsurance premiums ceded	—	—	—	—
Net premiums written	46,760	15,155	143,276	18,673
Change in unearned premiums	(11,770)	(11,568)	(80,669)	(12,423)
Net premiums earned	34,990	3,587	62,607	6,250

Losses and loss expenses	1,313	—	1,313	—
Policy acquisition costs	3,586	382	6,224	638
General and administrative expenses	3,992	2,402	8,029	3,434
Share compensation expenses	85	59	162	111
Total underwriting deductions	8,976	2,843	15,728	4,183

Underwriting income (a)	$26,014	$744	$46,879	$2,067

Talbot
Gross premiums written	$315,518	$283,528	$609,048	$576,781
Reinsurance premiums ceded	(47,187)	(34,419)	(141,924)	(137,818)
Net premiums written	268,331	249,109	467,124	438,963
Change in unearned premiums	(60,614)	(47,755)	(59,097)	(42,082)
Net premiums earned	207,717	201,354	408,027	396,881

Losses and loss expenses	80,085	100,502	151,454	208,285
Policy acquisition costs	41,667	41,803	82,193	80,541
General and administrative expenses	32,192	30,957	63,104	64,305
Share compensation expenses	2,357	1,799	3,762	3,147
Total underwriting deductions	156,301	175,061	300,513	356,278

Underwriting income (a)	$51,416	$26,293	$107,514	$40,603

Corporate & Eliminations
Gross premiums written	$(13,349)	$(12,444)	$(46,598)	$(38,792)
Reinsurance premiums ceded	13,349	12,444	46,598	38,792
Net premiums written	—	—	—	—

Policy acquisition costs	(890)	(3,140)	(2,187)	(2,792)
General and administrative expenses	14,360	14,134	30,249	28,877
Share compensation expenses	2,667	2,976	2,090	5,142
Total underwriting deductions	16,137	13,970	30,152	31,227

Underwriting (loss) (a)	$(16,137)	$(13,970)	$(30,152)	$(31,227)

Total underwriting income (a)	$117,657	$149,371	$327,739	$218,636

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

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

 Gross Premiums Written

Gross premiums written for the six months ended June 30, 2013 were $1,807.1 million compared to $1,464.4 million for the six months ended June 30, 2012, an increase of $342.7 million or 23.4%. Details of gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$934,399	51.7%	$773,599	52.8%	20.8%
Marine	399,757	22.1%	434,504	29.7%	(8.0)%
Specialty	472,917	26.2%	256,275	17.5%	84.5%
Total	$1,807,073	100.0%	$1,464,378	100.0%	23.4%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re gross premiums written for the six months ended June 30, 2013 were $1,101.3 million compared to $907.7 million for the six months ended June 30, 2012, an increase of $193.6 million or 21.3%. Details of Validus Re gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$630,923	57.3%	$610,749	67.3%	3.3%
Marine	172,196	15.6%	223,325	24.6%	(22.9)%
Specialty	298,228	27.1%	73,642	8.1%	NM
Total	$1,101,347	100.0%	$907,716	100.0%	21.3%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

The increase in gross premiums written in the property lines of $20.2 million was due primarily to an increase of $54.4 million in catastrophe excess of loss treaties primarily relating to new business written and increased shares on renewals, as well as renewals of business written by Flagstone in 2012. This was offset by decreases in per risk excess of loss treaties of $13.7 million primarily due to non-renewals of business on a number of accounts as well as prior year business being renewed under specialty lines in 2013. There were also decreases in premiums assumed from Talbot of $10.2 million. In addition, there was a decrease of $8.7 million, due to downward premium adjustments. The decrease in gross premiums written of $51.1 million in the marine lines was due primarily to a $31.5 million decrease in proportional treaties due to reductions in share and the non-renewal of business on a number of accounts that no longer met the Company's underwriting threshold. In addition, there was a $17.5 million decrease in reinstatement premiums compared to the prior year, primarily relating to the Costa Concordia event and a $8.6 million decrease due to prior year marine business being renewed under specialty lines in 2013. The increase in gross premiums written in the specialty lines of $224.6 million was due primarily to an increase in proportional crop treaties of $190.2 million related to targeted growth in the agricultural class, as a result of hiring two experienced agricultural underwriters at the beginning of the year, as well as $22.7 million in other new business. In addition, $23.8 million of business historically written in the property and marine lines has been renewed in specialty lines. Offsetting these increases were downward premium adjustments of $5.5 million.

Gross premiums written under the quota share, surplus treaty and excess of loss contracts with Talbot for the six months ended June 30, 2013 were $28.0 million compared to $38.3 million for the six months ended June 30, 2012, a decrease of $10.3 million on all lines, as compared to the six months ended June 30, 2012. These reinsurance agreements with Talbot are eliminated upon consolidation.

AlphaCat. AlphaCat gross premiums written for the six months ended June 30, 2013 were $143.3 million compared to $18.7 million for the six months ended June 30, 2012, an increase of $124.6 million. Details of AlphaCat gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	143,276	100.0%	18,673	100.0%	NM
Total	143,276	100.0%	18,673	100.0%	NM
NM: Not meaningful

The increase in gross premiums written in the property lines of $124.6 million was due primarily to the renewal of business through AlphaCat Re, which is fully consolidated and which writes business on behalf of AlphaCat 2013 and the AlphaCat ILS funds. The comparable business was included within AlphaCat Re 2011 and 2012 which were not consolidated in 2012, and were accounted for as operating affiliates under the equity method of accounting. The comparable renewals were included in managed gross premiums, a comparable measure. In addition, $3.3 million of the increase relates to PaCRe as this company started writing business in June 2012, therefore, current year to date results include two renewal periods as compared to the prior year. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented below in the section entitled "Other Non-GAAP Financial Measures."

Gross premiums written under the property quota share contracts assumed from Validus Re for the six months ended June 30, 2013 were $18.1 million compared to $nil for the six months ended June 30, 2012, an increase of $18.1 million on property lines, as compared to the six months ended June 30, 2012. These reinsurance agreements with Validus Re are eliminated upon consolidation.

Managed gross premiums written, including our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the six months ended June 30, 2013 were $142.3 million compared to $135.9 million for the six months ended June 30, 2012, an increase of $6.4 million or 4.7%. The increase in gross premiums written was due primarily to an increase in business written by PaCRe as well as AlphaCat Re on behalf of AlphaCat 2013 and the AlphaCat ILS funds.

Talbot. Talbot gross premiums written for the six months ended June 30, 2013 were $609.0 million compared to $576.8 million for the six months ended June 30, 2012, an increase of $32.3 million or 5.6%. The $609.0 million of gross premiums written translated at 2012 rates of exchange would have been $612.0 million for the six months ended June 30, 2013, giving an effective increase of $35.3 million or 5.8%. Details of Talbot gross premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$202,174	33.2%	$178,331	30.9%	13.4%
Marine	230,256	37.8%	213,820	37.1%	7.7%
Specialty	176,618	29.0%	184,630	32.0%	(4.3)%
Total	$609,048	100.0%	$576,781	100.0%	5.6%

The increase in gross premiums written in the property lines of $23.8 million was due primarily to an increase in direct property lines of $15.3 million which was mainly driven by new business as a result of hiring of an additional experienced property underwriter. In addition, there was an increase in the construction lines of $10.6 million, primarily driven by premium adjustments on prior period policies. The increase in gross premiums written in the marine lines of $16.4 million was due primarily to new business written in energy and cargo lines of $9.0 million and $7.1 million, respectively. The decrease in gross premiums written in the specialty lines of $8.0 million was due primarily to a decrease in premiums written in aviation treaty of $7.4 million, including decreases in reinstatement premiums of $2.7 million. In addition, direct aviation lines decreased by $2.6 million and war lines decreased by $7.0 million, partially offset by a $6.7 million increase in new business in political violence lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the six months ended June 30, 2013 were $308.6 million compared to $226.1 million for the six months ended June 30, 2012, an increase of $82.5 million, or 36.5%. Details of reinsurance premiums ceded by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$214,109	69.3%	$162,355	71.8%	31.9%
Marine	23,972	7.8%	33,861	15.0%	(29.2)%
Specialty	70,531	22.9%	29,888	13.2%	136.0%
Total	$308,612	100.0%	$226,104	100.0%	36.5%
a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re reinsurance premiums ceded for the six months ended June 30, 2013 were $213.3 million compared to $127.1 million for the six months ended June 30, 2012, an increase of $86.2 million, or 67.8%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$169,045	79.3%	$113,090	89.0%	49.5%
Marine	5,165	2.4%	13,419	10.6%	(61.5)%
Specialty	39,076	18.3%	569	0.4%	NM
Total	$213,286	100.0%	$127,078	100.0%	67.8%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Reinsurance premiums ceded in the property lines increased by $56.0 million, due to a significant restructuring of retrocessional coverage purchased. New coverage purchased in 2013 included $30.7 million in catastrophe bond coverage assumed through the Flagstone acquisition and $67.9 million for new excess of loss covers. In addition, $18.1 million of proportional quota share coverage was ceded to AlphaCat Re. Industry loss warranties purchased for $57.4 million in 2012 were not renewed in 2013, offsetting the increases in reinsurance premiums ceded from the covers discussed above and below. Reinsurance premiums ceded in the marine lines decreased by $8.3 million due primarily to a $5.3 million decrease in non-proportional retrocessional coverage due to non-renewal of coverage and prior period coverage adjustments of $3.8 million. Reinsurance premiums ceded in the specialty lines increased by $38.5 million due primarily to a $35.0 million increase in other proportional coverage relating to the increase in agriculture business.

Reinsurance premiums ceded under the property quota share contracts with AlphaCat for the six months ended June 30, 2013 were $18.1 million compared to $nil for the six months ended June 30, 2012, an increase of $18.1 million. These reinsurance agreements with AlphaCat are eliminated upon consolidation.

AlphaCat. AlphaCat did not cede reinsurance premiums for the six months ended June 30, 2013 and 2012.

 Talbot. Talbot reinsurance premiums ceded for the six months ended June 30, 2013 were $141.9 million compared to $137.8 million for the six months ended June 30, 2012, an increase of $4.1 million or 3.0%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$87,038	61.3%	$83,419	60.5%	4.3%
Marine	21,502	15.2%	23,083	16.8%	(6.8)%
Specialty	33,384	23.5%	31,316	22.7%	6.6%
Total	$141,924	100.0%	$137,818	100.0%	3.0%

The increase in the property lines of $3.6 million was due primarily to a $1.5 million increase in reinstatement premiums ceded in the onshore energy lines and a $1.3 million increase in construction quota share ceded premium in line with the increase in gross premiums written.

Reinsurance premiums ceded under the quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat for the six months ended June 30, 2013 were $28.0 million compared to $38.8 million for the six months ended June 30, 2012, a decrease of $10.8 million.

The quota share, surplus treaty and excess of loss contracts with Validus Re and AlphaCat are eliminated upon consolidation.

Net Premiums Written

Net premiums written for the six months ended June 30, 2013 were $1,498.5 million compared to $1,238.3 million for the six months ended June 30, 2012, an increase of $260.2 million, or 21.0%. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2013 and 2012 were 82.9% and 84.6%, respectively. Details of net premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$720,290	48.0%	$611,244	49.4%	17.8%
Marine	375,785	25.1%	400,643	32.3%	(6.2)%
Specialty	402,386	26.9%	226,387	18.3%	77.7%
Total	$1,498,461	100.0%	$1,238,274	100.0%	21.0%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums written for the six months ended June 30, 2013 were $888.1 million compared to $780.6 million for the six months ended June 30, 2012, an increase of $107.4 million or 13.8%.  Details of Validus Re net premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$461,878	52.0%	$497,659	63.7%	(7.2)%
Marine	167,031	18.8%	209,906	26.9%	(20.4)%
Specialty	259,152	29.2%	73,073	9.4%	254.6%
Total	$888,061	100.0%	$780,638	100.0%	13.8%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 80.6% and 86.0% for the six months ended June 30, 2013 and 2012, respectively, reflecting the restructuring of the property retrocessional cover and the new cover purchased for the agricultural business.

 AlphaCat. AlphaCat net premiums written for the six months ended June 30, 2013 were $143.3 million compared to $18.7 million for the six months ended June 30, 2012, an increase of $124.6 million. Details of AlphaCat net premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$143,276	100.0%	$18,673	100.0%	NM
Total	$143,276	100.0%	$18,673	100.0%	NM

NM: Not meaningful

The increase in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 100.0% for the six months ended June 30, 2013 and 2012.

Talbot. Talbot net premiums written for the six months ended June 30, 2013 were $467.1 million compared to $439.0 million for the six months ended June 30, 2012, an increase of $28.2 million or 6.4%. Details of Talbot net premiums written by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$115,136	24.6%	$94,912	21.6%	21.3%
Marine	208,754	44.7%	190,737	43.5%	9.4%
Specialty	143,234	30.7%	153,314	34.9%	(6.6)%
Total	$467,124	100.0%	$438,963	100.0%	6.4%

The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the six months ended June 30, 2013 and 2012 were 76.7% and 76.1%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the six months ended June 30, 2013 was ($419.9) million compared to ($339.4) million for the six months ended June 30, 2012, a decrease of ($80.5) million or 23.7%.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(545,235)	$(424,454)	(28.5)%
Change in prepaid reinsurance premiums	125,293	85,006	47.4%
Net change in unearned premiums	$(419,942)	$(339,448)	(23.7)%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net change in unearned premiums for the six months ended June 30, 2013 was ($280.2) million compared to ($284.9) million for the six months ended June 30, 2012, an increase of $4.8 million, or 1.7%.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(367,169)	$(350,258)	(4.8)%
Change in prepaid reinsurance premiums	86,993	65,315	33.2%
Net change in unearned premiums	$(280,176)	$(284,943)	1.7%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re net change in unearned premiums has increased for the six months ended June 30, 2013 due to changes in the timing and earnings pattern of gross premiums written and reinsurance premiums ceded during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

AlphaCat. AlphaCat net change in unearned premiums for the six months ended June 30, 2013 was ($80.7) million compared to $(12.4) million for the six months ended June 30, 2012, a decrease of ($68.2) million.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(80,669)	$(12,423)	NM
Net change in unearned premiums	$(80,669)	$(12,423)	NM
NM: Not meaningful

AlphaCat net change in unearned premiums has decreased for the six months ended June 30, 2013 due to the earnings pattern of gross premiums written during the six months ended June 30, 2013 as compared to six months ended June 30, 2012.

Talbot. Talbot net change in unearned premiums for the six months ended June 30, 2013 was ($59.1) million compared to ($42.1) million for the six months ended June 30, 2012, a decrease of ($17.0) million or 40.4%.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(97,397)	$(61,773)	(57.7)%
Change in prepaid reinsurance premiums	38,300	19,691	94.5%
Net change in unearned premiums	$(59,097)	$(42,082)	(40.4)%

Talbot net change in unearned premiums has decreased for the six months ended June 30, 2013 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net Premiums Earned

Net premiums earned for the six months ended June 30, 2013 were $1,078.5 million compared to $898.8 million for the six months ended June 30, 2012, an increase of $179.7 million or 20.0%. Details of net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$516,734	48.0%	$410,025	45.7%	26.0%
Marine	280,920	26.0%	292,423	32.5%	(3.9)%
Specialty	280,865	26.0%	196,378	21.8%	43.0%
Total	$1,078,519	100.0%	$898,826	100.0%	20.0%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums earned for the six months ended June 30, 2013 were $607.9 million compared to $495.7 million for the six months ended June 30, 2012, an increase of $112.2 million or 22.6%. Details of Validus Re net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$361,122	59.4%	$318,408	64.3%	13.4%
Marine	108,979	17.9%	133,062	26.8%	(18.1)%
Specialty	137,784	22.7%	44,225	8.9%	211.6%
Total	$607,885	100.0%	$495,695	100.0%	22.6%
a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in net premiums earned in the property lines of $42.7 million was due primarily to a $67.3 million increase in net premiums earned relating to business assumed through the Flagstone acquisition, partially offset by a decrease in premiums assumed from Talbot of $12.3 million, which are eliminated upon consolidation. This is offset by an increase in ceded earned premium of $12.4 million reflecting the increased reinsurance coverage purchased in 2013. The decrease in premiums earned in the marine lines of $24.1 million was due primarily to a decrease in reinstatement premiums of $16.1 million from the prior year, relating to Costa Concordia. In addition, there was a decrease in assumed earned premium of $14.1 million due to a reduction in business incepting for 2013 compared to 2012, partially offset by business assumed through the Flagstone acquisition. The increase in premiums earned in the specialty lines of $93.6 million was due primarily to an increase in assumed earned premium of $117.7 million, primarily relating to the increase in retained agricultural business written in the first quarter. This was partially offset by an increase in ceded earned premium of $19.0 million due to the increase in agricultural cover together with a $3.3 million decrease related to estimated premium income adjustments.

AlphaCat. AlphaCat net premiums earned for the six months ended June 30, 2013 were $62.6 million compared to $6.3 million for the six months ended June 30, 2012, an increase of $56.4 million. Details of AlphaCat net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$62,607	100.0%	$6,250	100.0%	NM
Total	$62,607	100.0%	$6,250	100.0%	NM
NM: Not meaningful

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, influencing the earned premiums for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Talbot. Talbot net premiums earned for the six months ended June 30, 2013 were $408.0 million compared to $396.9 million for the six months ended June 30, 2012, an increase of $11.1 million or 2.8%. Details of Talbot net premiums earned by line of business are provided below.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$93,005	22.8%	$85,367	21.5%	8.9%
Marine	171,941	42.1%	159,361	40.2%	7.9%
Specialty	143,081	35.1%	152,153	38.3%	(6.0)%
Total	$408,027	100.0%	$396,881	100.0%	2.8%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, influencing the earned premiums for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Increases in net premiums written in property and marine lines in recent quarters have been offset by a decrease in net premiums written in specialty lines.

Losses and Loss Expenses

Losses and loss expenses for the six months ended June 30, 2013 were $409.8 million compared to $385.7 million for the six months ended June 30, 2012, an increase of $24.1 million or 6.3%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the six months ended June 30, 2013 and 2012 were 38.0% and 42.9%, respectively. Details of loss ratios by line of business are provided below.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (a)	Percentage Point Change
Property	19.2%	32.2%	(13.0)%
Marine	52.6%	59.7%	(7.1)%
Specialty	58.0%	40.2%	17.8%
All lines	38.0%	42.9%	(4.9)%
a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Details of loss ratios by line of business and period of occurrence are provided below.

	Six Months Ended June 30,
	2013	2012 (a)	Percentage Point Change
Property - current period - excluding items below	26.8%	27.0%	(0.2)
Property - current period - notable losses	14.6%	6.9%	7.7
Property - change in prior accident years	(22.2)%	(1.7)%	(20.5)
Property - loss ratio	19.2%	32.2%	(13.0)

Marine - current period - excluding notable losses	42.7%	48.6%	(5.9)
Marine - current period - notable losses	0.7%	24.8%	(24.1)
Marine - change in prior accident years	9.2%	(13.7)%	22.9
Marine - loss ratio	52.6%	59.7%	(7.1)

Specialty - current period - excluding notable losses	64.4%	50.9%	13.5
Specialty - current period - notable losses	0.0%	0.0%	—
Specialty - change in prior accident years	(6.4)%	(10.7)%	4.3
Specialty — loss ratio	58.0%	40.2%	17.8

All lines - current period - excluding notable losses	40.7%	39.3%	1.4
All lines - current period - notable losses	7.2%	11.2%	(4.0)
All lines - change in prior accident years	(9.9)%	(7.6)%	(2.3)
All lines - loss ratio	38.0%	42.9%	(4.9)

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re losses and loss expenses for the six months ended June 30, 2013 were $257.0 million compared to $177.4 million for the six months ended June 30, 2012, an increase of $79.7 million or 44.9%. The loss ratio, was 42.3% and 35.8% for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, Validus Re incurred losses of $288.8 million related to current year losses and $31.8 million of favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2013, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 5.2 percentage points. For the six months ended June 30, 2012, Validus Re incurred losses of $206.4 million related to current year losses and $29.0 million of favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2012, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 5.9 percentage points.

For the six months ended June 30, 2013, Validus Re incurred $69.9 million of losses from a notable loss event, which represented 11.5 percentage points of the loss ratio. Net of reinstatement premiums of $6.8 million, the effect of this event on Validus Re segment net income was a decrease of $63.0 million. For the six months ended June 30, 2012, Validus Re incurred $84.7 million of losses from notable loss events, which represented 17.1 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of reinstatement premiums of $22.8 million, the effect of these events on Validus Re segment net income was a decrease of $61.9 million. Validus Re segment loss ratios excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the six months ended June 30, 2013 and 2012 were 36.0% and 24.6%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Six Months Ended June 30,
	2013	2012 (a)	Percentage Point Change
Property - current period excluding notable losses	23.2%	18.2%	5.0
Property - current period - notable losses	19.4%	8.7%	10.7
Property - change in prior accident years	(22.6)%	(0.5)%	(22.1)
Property - loss ratio	20.0%	26.4%	(6.4)

Marine - current period excluding notable losses	36.8%	38.8%	(2.0)
Marine - current period - notable losses	0.0%	42.9%	(42.9)
Marine - change in prior accident years	43.8%	(15.8)%	59.6
Marine - loss ratio	80.6%	65.9%	14.7

Specialty - current period excluding notable losses	69.0%	26.6%	42.4
Specialty - current period - notable losses	0.0%	0.0%	0.0%
Specialty - change in prior accident years	1.5%	(14.0)%	15.5
Specialty — loss ratio	70.5%	12.6%	57.9

All lines - current period excluding notable losses	36.0%	24.6%	11.4
All lines - current period - notable losses	11.5%	17.1%	(5.6)
All lines - change in prior accident years	(5.2)%	(5.9)%	0.7
All lines - loss ratio	42.3%	35.8%	6.5

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the six months ended June 30, 2013, Validus Re property lines losses and loss expenses included $153.7 million related to current year losses and $81.6 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development included favorable development on the Chilean earthquake, Hurricane Isaac and Cat 67 of $10.7 million, $9.2 million and $6.8 million, respectively as well as lower than expected claims development on attritional losses. For the six months ended June 30, 2012, Validus Re property lines losses and loss expenses included $85.8 million related to current year losses and $1.7 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses.

For the six months ended June 30, 2013, Validus Re property lines incurred $69.9 million of losses from a notable loss event, which represented 19.4 percentage points of the property lines loss ratio. For the six months ended June 30, 2012, Validus Re property lines incurred $27.7 million of losses from notable loss events, which represented 8.7 percentage points of the property lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re property lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the six months ended June 30, 2013 and 2012 were 23.2% and 18.2%, respectively.

For the six months ended June 30, 2013, Validus Re marine lines losses and loss expenses included $40.0 million related to current year losses and $47.8 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development is due primarily to an increase in the ultimate loss estimate on Costa Concordia of $32.6 million and adverse movement on the Deepwater Horizon loss of $10.3 million as well as lower than expected claims emergence on attritional losses. For the six months ended June 30, 2012, Validus Re marine lines losses and loss expenses included $108.8 million related to current year losses and $21.1 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development is due primarily to a reduction in loss estimates on attritional losses.

For the six months ended June 30, 2013, Validus Re marine lines did not incur any notable losses. For the six months ended June 30, 2012, Validus Re marine lines incurred $57.1 million of losses from notable loss events, which represented 42.9 percentage points of the marine lines loss ratio, excluding reserve for potential development on notable loss events. Validus Re marine lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the six months ended June 30, 2013 and 2012 were 36.8% and 38.8%, respectively.

For the six months ended June 30, 2013, Validus Re specialty lines losses and loss expenses included $95.1 million related to current year losses and $2.0 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development was due to higher than expected claims emergence on attritional losses. For the six months ended June 30, 2012, Validus Re specialty lines losses and loss expenses included $11.8 million related to current year losses and $6.2 million of favorable loss reserve development relating to prior accident years.

For the six months ended June 30, 2013 and 2012 Validus Re specialty lines did not incur any notable losses. Validus Re specialty lines loss ratios, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development, for the six months ended June 30, 2013 and 2012 were 69.0% and 26.6%, respectively. The increase in the specialty lines loss ratio was due primarily to the impact of the increase in agricultural premiums which typically has a higher attritional loss ratio than other specialty classes.

AlphaCat. AlphaCat losses and loss expenses for the six months ended June 30, 2013 were $1.3 million compared to $0.0 million for the six months ended June 30, 2012, an increase of $1.3 million. The loss ratio, was 2.1% and 0.0% for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013, AlphaCat incurred losses of $1.3 million related to current year losses. For the six months ended June 30, 2012, AlphaCat did not incur any losses and loss expenses. The Company's share of any losses incurred by our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, are included in "Income from operating affiliates."

For the six months ended June 30, 2013, AlphaCat incurred losses of $1.0 million from a notable loss event, which represented 1.6 percentage points of the loss ratio. Validus' portion of the loss was $0.1 million. For the six months ended June 30, 2012, AlphaCat did not incur losses from notable loss events. AlphaCat loss ratios, excluding notable loss events and prior year loss reserve development, for the six months ended June 30, 2013 and 2012 were 0.5% and 0.0%, respectively.

     Talbot. Talbot losses and loss expenses for the six months ended June 30, 2013 were $151.5 million compared to $208.3 million for the six months ended June 30, 2012, a decrease of $56.8 million or 27.3%. The loss ratio was 37.1% and 52.5% for the six months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, Talbot incurred losses of $226.4 million related to current year losses and $75.0 million of favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2013, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 18.4 percentage points. For the six months ended June 30, 2012, Talbot incurred losses of $247.3 million related to current year losses and $39.0 million in favorable loss reserve development relating to prior accident years. For the six months ended June 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 9.8 percentage points.

For the six months ended June 30, 2013, Talbot incurred $6.7 million of losses from a notable loss event, which represented 1.6 percentage points of the loss ratio. Including the impact of reinstatement premiums of $0.3 million, the effect of this event on

Talbot segment income was a decrease of $6.4 million. For the six months ended June 30, 2012, Talbot incurred $16.0 million of losses from notable loss events, which represented 4.0 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding notable loss events and prior year loss reserve development, for the six months ended June 30, 2013 and 2012 were 53.9% and 58.3%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Six Months Ended June 30,
	2013	2012	Percentage Point Change
Property - current period excluding items below	58.0%	62.0%	(4.0)
Property - current period - notable losses	5.1%	0.6%	4.5
Property - change in prior accident years	(35.6)%	(6.2)%	(29.4)
Property - loss ratio	27.5%	56.4%	(28.9)

Marine - current period excluding items below	46.4%	56.7%	(10.3)
Marine - current period - notable losses	1.2%	9.7%	(8.5)
Marine - change in prior accident years	(12.7)%	(11.9)%	(0.8)
Marine - loss ratio	34.9%	54.5%	(19.6)

Specialty - current period excluding items below	60.0%	57.9%	2.1
Specialty - current period - notable losses	0.0%	0.0%	—
Specialty - change in prior accident years	(14.0)%	(9.7)%	(4.3)
Specialty — loss ratio	46.0%	48.2%	(2.2)

All lines - current period excluding items below	53.9%	58.3%	(4.4)
All lines - current period - notable losses	1.6%	4.0%	(2.4)
All lines - change in prior accident years	(18.4)%	(9.8)%	(8.6)
All lines - loss ratio	37.1%	52.5%	(15.4)

For the six months ended June 30, 2013, Talbot property lines losses and loss expenses include $58.7 million related to current year losses and $33.1 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to $19.8 million favorable development on prior known large losses. For the six months ended June 30, 2012, Talbot property lines losses and loss expenses included $53.4 million related to current year losses and $5.3 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to favorable experience on attritional losses offset in part by adverse experience on large losses.

For the six months ended June 30, 2013, Talbot property lines incurred $4.7 million of losses from a notable loss event, which represented 5.1 percentage points of the property lines loss ratio. For the six months ended June 30, 2012, Talbot's property lines incurred $0.5 million of losses from notable loss events, which represented 0.6 percentage points of the property lines loss ratio. Talbot property lines loss ratio, excluding notable loss events and prior year loss reserve development for the six months ended June 30, 2013 and 2012 were 58.0% and 62.0%, respectively.

For the six months ended June 30, 2013, Talbot marine lines losses and loss expenses included $81.9 million related to current year losses and $21.8 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to $17.0 million lower than expected development on attritional claims during the period. For the six months ended June 30, 2012, Talbot marine lines losses and loss expenses included $105.7 million related to current year losses and $19.0 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due primarily to favorable development on attritional losses.

For the six months ended June 30, 2013, Talbot marine lines incurred $2.0 million of losses from a notable loss event, which represented 1.2 percentage points of the marine lines loss ratio. For the six months ended June 30, 2012, Talbot's marine lines incurred $15.5 million of losses from notable loss events, which represented 9.7 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding notable loss events and prior year loss reserve development, for the six months ended June 30, 2013 and 2012 were 46.4% and 56.7%, respectively, due to a lower level of claims activity than normal in 2013.

For the six months ended June 30, 2013, Talbot specialty lines losses and loss expenses included $85.9 million relating to current year losses and $20.1 million of favorable loss reserve development relating to prior accident years. The prior year favorable reserve development was due primarily to $8.2 million lower than expected development on attritional claims during the period and $12.6 million favorable emergence of large losses. For the six months ended June 30, 2012, Talbot specialty lines losses and loss expenses included $88.1 million relating to current year losses and $14.7 million of favorable loss reserve development relating to prior accident years. The prior year favorable reserve development was primarily due to favorable development on attritional losses.

For the six months ended June 30, 2013 and 2012 Talbot specialty lines did not incur any notable losses. Talbot specialty lines loss ratios, excluding notable loss events and prior year loss reserve development for the six months ended June 30, 2013 and 2012 were 60.0% and 57.9%, respectively.

Reserves for Losses and Loss expenses

At June 30, 2013, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the six months ended June 30, 2013.

	As at June 30, 2013
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$849,263	$719,469	$1,568,732
Marine	495,962	512,589	1,008,551
Specialty	258,753	447,414	706,167
Total	$1,603,978	$1,679,472	$3,283,450

	As at June 30, 2013
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$719,837	$624,998	$1,344,835
Marine	445,383	459,949	905,332
Specialty	226,811	387,779	614,590
Total	$1,392,031	$1,472,726	$2,864,757

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$2,122,895	$5,000	$1,480,307	$(90,629)	$3,517,573
Losses recoverable	(148,646)	—	(381,950)	90,629	(439,967)
Net reserves at period beginning	1,974,249	5,000	1,098,357	—	3,077,606

Net reserves acquired	948	—	—	—	948
Incurred losses- current year	288,845	1,313	226,444	—	516,602
Change in prior accident years	(31,797)	—	(74,990)	—	(106,787)
Incurred losses	257,048	1,313	151,454	—	409,815

Foreign exchange	(34,069)	—	(17,219)	—	(51,288)
Paid losses	(357,270)	—	(215,054)	—	(572,324)
Net reserves at period end	1,840,906	6,313	1,017,538	—	2,864,757
Losses recoverable	138,976	—	350,075	(70,358)	418,693
Gross reserves at period end	$1,979,882	$6,313	$1,367,613	$(70,358)	$3,283,450

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the six months ended June 30, 2013, favorable loss reserve development on prior accident years was $106.8 million of which $31.8 million related to the Validus Re segment and $75.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 9.9 percentage points for the six months ended June 30, 2013. For the six months ended June 30, 2012, favorable loss reserve development on prior accident years was $68.0 million, of which, $29.0 million related to the Validus Re segment and $39.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 7.6 percentage points for the six months ended June 30, 2012.

For the six months ended June 30, 2013, the Company incurred $77.6 million of losses from a notable loss event, which represented 7.2 percentage points of the loss ratio. Net of $7.1 million of reinstatement premiums and $0.8 million in notable losses attributable to noncontrolling interest, the effect of this event on net income was a decrease of $69.6 million. For the six months ended June 30, 2012, the Company incurred $100.7 million of losses from notable loss events, which represented 11.2 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $18.4 million of reinstatement premiums, the effect of these events on net income was a decrease of $82.3 million. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the six months ended June 30, 2013 and 2012 was 40.7% and 39.3%, respectively.

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

As of December 31, 2012 the RDE on 2011 notable loss events was $42.2 million. During the six months ended June 30, 2013, the Company allocated a combined $8.0 million of the 2011 reserve to the Christchurch earthquake and Gryphon Alpha mooring failure. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. As at June 30, 2013, the RDE on 2011 notable loss events was $34.2 million. No RDE was established for 2012 and 2013 notable losses.

For disclosure purposes, only those notable loss events which had an initial ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss roll forward table. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table. The Company increased the threshold for disclosure for notable losses effective January 1, 2011, from $5.0 million to $15.0 million. The Company increased the threshold for disclosure for notable losses effective January 1, 2013 from $15.0 million to $30.0 million.

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's)

2011 NOTABLE LOSS EVENTS		Year Ended December 31, 2011			Year Ended December 31, 2012			Six Months Ended June 30, 2013
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-11	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	30-Jun-13
Tohoku earthquake	$148,926	$37,963	$29,788	$216,677	$(6,652)	$16,342	$226,367	$(7,703)	$—	$218,664
Thailand floods	54,148	—	—	54,148	10,704	14,262	79,114	(4,374)	—	74,740
Gryphon Alpha (f)	52,434	9,151	—	61,585	874	5,356	67,815	(240)	1,970	69,545
Cat 46 (f)	43,806	18,553	—	62,359	118	—	62,477	(2,994)	—	59,483
Christchurch earthquake	41,881	16,854	20,212	78,947	(495)	20,121	98,573	40	6,031	104,644
Hurricane Irene (e)	32,451	3	—	32,454	(10,788)	—	21,666	(2,419)	—	19,247
Cat 48 (f)	31,481	9,190	—	40,671	5,612	—	46,283	(4,562)	—	41,721
Brisbane floods	31,023	4,848	—	35,871	(1,394)	—	34,477	(1,757)	—	32,720
CNRL Horizon	19,500	(8,706)	—	10,794	558	—	11,352	2	—	11,354
Danish flood	19,429	5,987	—	25,416	2,566	7,665	35,647	—	—	35,647
Jupiter 1	15,008	(73)	—	14,935	(166)	—	14,769	6	—	14,775
Total 2011 Notable Loss Events	$490,087	$93,770	$50,000	$633,857	$937	$63,746	$698,540	$(24,001)	$8,001	$682,540

				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-11			31-Dec-12			30-Jun-13
Tohoku earthquake			$59,100	$157,577		$94,011	$73,256		$11,538	$54,015
Thailand floods			1,748	52,400		13,017	64,349		17,348	42,627
Gryphon Alpha (f)			8,686	52,899		19,487	39,641		18,523	22,849
Cat 46 (f)			51,429	10,930		1,700	9,348		2,658	3,696
Christchurch earthquake			(42)	78,989		5,708	92,907		30,384	68,594
Hurricane Irene (e)			8,669	23,785		3,743	9,254		481	6,354
Cat 48 (f)			19,934	20,737		14,032	12,317		1,063	6,692
Brisbane floods			16,151	19,720		10,998	7,328		1,382	4,189
CNRL Horizon			5,600	5,194		5,746	6		5	3
Danish flood			7,872	17,544		15,099	12,676		2,100	10,576
Jupiter 1			14,342	593		245	182		1	187
Total 2011 Notable Loss Events			$193,489	$440,368		$183,786	$321,264		$85,483	$219,782

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's) CONTINUED

2012 NOTABLE LOSS EVENTS		Year Ended December 31, 2012			Six Months Ended June 30, 2013
		Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	30-Jun-13
Hurricane Sandy	$361,036	—	—	$361,036	$(961)	—	$360,075
Costa Concordia	76,197	(2,061)	—	74,136	40,906	—	115,042
Cat 67	22,713	5,377	—	28,090	(6,807)	—	21,283
U.S. Drought	22,021	—	—	22,021	5,707	—	27,728
Hurricane Isaac	15,209	67	—	15,276	(9,579)	—	5,697
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$29,266	$—	$529,825

				Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-12			30-Jun-13
Hurricane Sandy			$38,515	$322,521		$85,524	$236,036
Costa Concordia			13,040	61,096		9,431	92,571
Cat 67			13,432	14,658		1,784	6,067
U.S. Drought			12,346	9,675		14,112	1,270
Hurricane Isaac			313	14,963		1,691	3,693
Total 2012 Notable Loss Events			$77,646	$422,913		$112,542	$339,637

2013 NOTABLE LOSS EVENTS					Six Months Ended June 30, 2013
					Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)				Unfavorable (b)	of RDE	30-Jun-13
European Floods	$77,587				$—	—	$77,587
Total 2013 Notable Loss Events	$77,587				$—	$—	$77,587

							Closing
						Paid Loss (Recovery)	Reserve (d)
Notable Loss							30-Jun-13
European Floods						$—	$77,587
Total 2013 Notable Loss Events						$—	$77,587

(a)    Includes paid losses, case reserves and IBNR reserves.
(b)    Development other than allocation of RDE.
(c)     Excludes impact of movements in foreign exchange rates.
(d)     Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.
(e)     During Q1 2013, the Company concluded that Hurricane Irene no longer remains eligible for potential allocations from the 2011 RDE.

(f)	During Q2 2013, the Company concluded that Cat 46, Cat 48 and Gryphon Alpha no longer remain eligible for potential allocations from the 2011 RDE.

	Reserve for Potential Development on Notable Loss Events
	2010	2011	2012	2013	Total
	($ in 000's)	($ in 000's)	($ in 000's)	($ in 000's)	($ in 000's)
As at December 31, 2009	$—				$—
Reserve for potential development additions	69,242	—	—	—	69,242
Reserve for potential development allocations (a)	(35,856)	—	—	—	(35,856)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2010 (b)	$33,386	$—	$—	$—	$33,386

Reserve for potential development additions	—	128,000	—	—	128,000
Reserve for potential development allocations (a)	(14,769)	(50,000)	—	—	(64,769)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2011 (b)	$18,617	$78,000	$—	$—	$96,617

Reserve for potential development additions (c)	—	27,926	—	—	27,926
Reserve for potential development allocations (a)	(18,617)	(63,746)	—	—	(82,363)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2012 (b)	$—	$42,180	$—	$—	$42,180

Reserve for potential development additions	—	—	—	—	—
Reserve for potential development allocations (a)	—	(8,001)	—	—	(8,001)
Reserve for potential development releases	—	—	—	—	—
As at June 30, 2013 (b)	$—	$34,179	$—	$—	$34,179

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

During the six months ended June 30, 2013, $6,031 was allocated to the Christchurch earthquake and $1,970 to the Gryphon Alpha mooring failure from the 2011 reserve for potential development on notable loss events.

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

Notable losses for the year ended December 31, 2012 included Costa Concordia, Cat 67, U.S. Drought, Hurricane Isaac and Hurricane Sandy.

Notable losses for the six months ended June 30, 2013 included the European floods.

(c)
Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. Given the potential that one or some of the 2011 notable loss events eligible for potential allocation from the 2011 RDE may experience adverse development, rather than all deteriorating proportionately, an addition to the 2011 RDE of $27,926 was made during the year ended December 31, 2012.

(d)
The reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section of the Company's Annual Report on Form 10-K/A.

Policy Acquisition Costs

Policy acquisition costs for the six months ended June 30, 2013 were $180.8 million compared to $154.3 million for the six months ended June 30, 2012, an increase of $26.5 million or 17.2%. Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 16.8% and 17.2%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$68,476	37.9%	13.3%	$50,252	32.6%	12.3%	36.3%
Marine	58,598	32.4%	20.9%	61,271	39.7%	21.0%	(4.4)%
Specialty	53,689	29.7%	19.1%	42,738	27.7%	21.8%	25.6%
Total	$180,763	100.0%	16.8%	$154,261	100.0%	17.2%	17.2%
a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re policy acquisition costs for the six months ended June 30, 2013 were $94.5 million compared to $75.9 million for the six months ended June 30, 2012, an increase of $18.7 million or 24.6%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$54,407	57.5%	15.1%	$45,303	59.7%	14.2%	20.1%
Marine	20,754	22.0%	19.0%	23,304	30.7%	17.5%	(10.9)%
Specialty	19,372	20.5%	14.1%	7,267	9.6%	16.4%	166.6%
Total	$94,533	100.0%	15.6%	$75,874	100.0%	15.3%	24.6%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Policy acquisition costs include brokerage, commission and excise tax, are generally driven by contract terms and are normally a set percentage of premiums and are also net of ceding commission income on retrocessions. Items such as ceded premium, earned premium adjustments and reinstatement premiums that are recognized in the period have an effect on the policy acquisition ratio. Validus Re policy acquisition costs as a percent of net premiums earned (the acquisition cost ratio) for the six months ended June 30, 2013 and 2012 were 15.6% and 15.3%, respectively. The acquisition cost ratio on the marine lines has increased by 1.5 percentage points due to the effect of reinstatement premiums in the six months ended June 30, 2012. The acquisition cost ratio on the specialty lines has decreased by 2.3 percentage points due to the effect of the agricultural business, which traditionally has a lower acquisition cost ratio than most other specialty lines.

AlphaCat. AlphaCat policy acquisition costs for the six months ended June 30, 2013 were $6.2 million compared to $0.6 million for the six months ended June 30, 2012, an increase of $5.6 million.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$6,224	100.0%	9.9%	$638	100.0%	10.2%	NM
Total	$6,224	100.0%	9.9%	$638	100.0%	10.2%	NM
NM: Not meaningful

 Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 9.9% and 10.2%, respectively.

Talbot. Talbot policy acquisition costs for the six months ended June 30, 2013 were $82.2 million compared to $80.5 million for the six months ended June 30, 2012, an increase of $1.7 million or 2.1%. Details of Talbot policy acquisition costs by line of business are provided below.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$9,927	12.1%	10.7%	$7,090	8.8%	8.3%	40.0%
Marine	37,903	46.1%	22.0%	37,931	47.1%	23.8%	(0.1)%
Specialty	34,363	41.8%	24.0%	35,520	44.1%	23.3%	(3.3)%
Total	$82,193	100.0%	20.1%	$80,541	100.0%	20.3%	2.1%

Policy acquisition costs as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 20.1% and 20.3%, respectively.

 General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $151.2 million compared to $128.0 million for the six months ended June 30, 2012, an increase of $23.2 million or 18.2%.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$49,864	33.0%	$31,394	24.5%	58.8%
AlphaCat	8,029	5.3%	3,434	2.7%	133.8%
Talbot	63,104	41.7%	64,305	50.2%	(1.9)%
Corporate & Eliminations	30,249	20.0%	28,877	22.6%	4.8%
Total	$151,246	100.0%	$128,010	100.0%	18.2%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

General and administrative expenses of $151.2 million in the six months ended June 30, 2013 represents 14.1 percentage points of the expense ratio. Share compensation expenses are discussed in the following section.

Validus Re. Validus Re general and administrative expenses for the six months ended June 30, 2013 were $49.9 million compared to $31.4 million for the six months ended June 30, 2012, an increase of $18.5 million or 58.8%. General and administrative expenses have increased primarily due to the acquisition of Flagstone, which accounted for $19.4 million of additional general and administrative expenses for the six months ended June 30, 2013. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 8.2% and 6.3%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the six months ended June 30, 2013 were $8.0 million compared to $3.4 million for the six months ended June 30, 2012, an increase of $4.6 million or 133.8%. General and administrative expenses have increased primarily due to an increase in management and performance fee for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. AlphaCat's general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 12.8% and 54.9%, respectively. The AlphaCat segment general and administrative ratio has been impacted by an increase in net premiums earned as the comparatives have a greater proportion of revenues generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the six months ended June 30, 2013 were $63.1 million compared to $64.3 million for the six months ended June 30, 2012, a decrease of $1.2 million or 1.9%. General and administrative expenses have decreased primarily due to a decrease in the performance bonus expense. Talbot's general and administrative expenses as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 15.5% and 16.2%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the six months ended June 30, 2013 were $30.2 million compared to $28.9 million for the six months ended June 30, 2012, an increase of $1.4 million or 4.8%. General and administrative expenses have increased primarily due to an increase in salaries and benefits due to an increase in headcount. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the six months ended June 30, 2013 were $9.0 million compared to $12.2 million for the six months ended June 30, 2012, a decrease of $3.3 million or 26.8%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012 (a)
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$2,942	32.8%	$3,838	31.4%	(23.3)%
AlphaCat	162	1.8%	111	0.9%	45.9%
Talbot	3,762	42.0%	3,147	25.7%	19.5%
Corporate & Eliminations	2,090	23.4%	5,142	42.0%	(59.4)%
Total	$8,956	100.0%	$12,238	100.0%	(26.8)%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The decrease in share compensation of $3.3 million is due to a reversal of $1.7 million of expenses related to performance shares based on a review of current and projected performance criteria. Also contributing to the decrease was the reversal of $1.8 million of expenses relating to the cancellation of unvested awards as a result of the resignation of the Company's former President and Chief Financial Officer on February 15, 2013.

Validus Re. Validus Re share compensation expenses for the six months ended June 30, 2013 were $2.9 million compared to $3.8 million for the six months ended June 30, 2012, a decrease of $0.9 million or 23.3%. Share compensation expenses as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 0.5% and 0.8%, respectively.

AlphaCat. AlphaCat share compensation expenses for the six months ended June 30, 2013 were $0.2 million compared to $0.1 million for the six months ended June 30, 2012. Share compensation expenses as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 0.3% and 1.8%, respectively.

Talbot. Talbot share compensation expenses for the six months ended June 30, 2013 were $3.8 million compared to $3.1 million for the six months ended June 30, 2012, an increase of $0.6 million or 19.5%. Share compensation expenses as a percent of net premiums earned for the six months ended June 30, 2013 and 2012 were 0.9% and 0.8%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the six months ended June 30, 2013 were $2.1 million compared to $5.1 million for the six months ended June 30, 2012, a decrease of $3.1 million or 59.4%.

 Selected Ratios

The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2013 and 2012.

Consolidated	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (a)	Percentage point change
Losses and loss expenses ratio	38.0%	42.9%	(4.9)
Policy acquisition costs ratio	16.8%	17.2%	(0.4)
General and administrative expenses ratio (b)	14.9%	15.6%	(0.7)
Expense ratio	31.7%	32.8%	(1.1)
Combined ratio	69.7%	75.7%	(6.0)

Validus Re	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (a)	Percentage point change
Losses and loss expenses ratio	42.3%	35.8%	6.5
Policy acquisition costs ratio	15.6%	15.3%	0.3
General and administrative expenses ratio (b)	8.7%	7.1%	1.6
Expense ratio	24.3%	22.4%	1.9
Combined ratio	66.6%	58.2%	8.4

AlphaCat	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Percentage point change
Losses and loss expenses ratio	2.1%	0.0%	2.1
Policy acquisition costs ratio	9.9%	10.2%	(0.3)
General and administrative expenses ratio (b)	13.1%	56.7%	(43.6)
Expense ratio	23.0%	66.9%	(43.9)
Combined ratio	25.1%	66.9%	(41.8)

Talbot	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Percentage point change
Losses and loss expenses ratio	37.1%	52.5%	(15.4)
Policy acquisition costs ratio	20.1%	20.3%	(0.2)
General and administrative expenses ratio (b)	16.4%	17.0%	(0.6)
Expense ratio	36.5%	37.3%	(0.8)
Combined ratio	73.6%	89.8%	(16.2)

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b) Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the six months ended June 30, 2013 and 2012 were 14.9% and 15.6%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$151,246	14.1%	$128,010	14.2%
Share compensation expenses	8,956	0.8%	12,238	1.4%
Total	$160,202	14.9%	$140,248	15.6%

Underwriting Income

Underwriting income for the six months ended June 30, 2013 was $327.7 million compared to $218.6 million for the six months ended June 30, 2012, an increase of $109.1 million or 49.9%.

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Sub-total	Six Months Ended June 30, 2012 (a)	% of Sub-total	% Change
Validus Re	$203,498	56.9%	$207,193	82.9%	(1.8)%
AlphaCat	46,879	13.1%	2,067	0.8%	NM
Talbot	107,514	30.0%	40,603	16.3%	164.8%
Sub total	357,891	100.0%	249,863	100.0%	43.2%
Corporate & Eliminations	(30,152)		(31,227)		3.4%
Total	$327,739		$218,636		49.9%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.
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

(Dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (a)
Underwriting income	$327,739	$218,636
Net investment income	51,859	53,645
Other income	7,103	14,885
Finance expenses	(62,276)	(29,985)
Net realized gains on investments	5,130	13,686
Net unrealized (losses) on investments	(148,585)	(32,903)
Income (loss) from investment affiliate	3,230	(398)
Foreign exchange (losses) gains	(1,301)	2,514
Tax benefit (expense)	225	(543)
Income from operating affiliates	7,316	6,959
Net income	$190,440	$246,496

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

 Net Investment Income

Net investment income for the six months ended June 30, 2013 was $51.9 million compared to $53.6 million for the six months ended June 30, 2012, a decrease of $1.8 million or 3.3%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the six months ended June 30, 2013 and 2012 are as provided below.

(Dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (a)	% Change
Fixed maturities and short-term investments	$53,682	$53,747	(0.1)%
Cash and cash equivalents	2,162	3,766	(42.6)%
Securities lending income	—	6	(100.0)%
Total gross investment income	55,844	57,519	(2.9)%
Investment expenses	(3,985)	(3,874)	(2.9)%
Net investment income	$51,859	$53,645	(3.3)%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Annualized effective investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.41% and 1.77% for the six months ended June 30, 2013 and 2012, respectively, and the average duration of the portfolio at June 30, 2013 was 1.69 years (December 31, 2012 - 1.34 years).

Other Income

Other income for the six months ended June 30, 2013 was $7.1 million compared to $14.9 million for the six months ended June 30, 2012, a decrease of $7.8 million or 52.3%. The decrease in other income is primarily due to the reduction in underwriting and performance fees the AlphaCat segment earned from business written by AlphaCat Re 2011 and AlphaCat Re 2012, as these entities are now considered off risk.

Finance Expenses

Finance expenses for the six months ended June 30, 2013 were $62.3 million compared to $30.0 million for the six months ended June 30, 2012, an increase of $32.3 million or 107.7%. Finance expenses consist of interest on our junior subordinated deferrable debentures, junior subordinated deferrable interest notes, senior notes, variable funding notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges and the costs of the Talbot FAL facility.

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012 (a)	% Change
2006 Junior Subordinated Deferrable Debentures	$4,398	$3,101	41.8%
2007 Junior Subordinated Deferrable Debentures	3,644	5,861	(37.8)%
2010 Senior Notes due 2040	11,195	11,195	0.0%
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	3,703	—	NM
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	2,619	—	NM
Credit facilities	3,753	9,582	(60.8)%
Bank charges	232	183	NM
Variable Funding Notes (b)	32,669	—	NM
Talbot FAL Facility	63	63	0.0%
Finance expenses	$62,276	$29,985	107.7%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b) Includes Variable funding note expense and other AlphaCat related fees. Please refer to Note 13 "Variable funding notes" in the unaudited Consolidated Financial Statements contained herein for further details.

NM: Not Meaningful

The increase in finance expenses of $32.3 million for the six months ended June 30, 2013 is due primarily to the interest expense related to the variable funding notes issued in 2013 and other AlphaCat related fees of $32.7 million.

Tax Benefit (Expense)

Tax benefit for the six months ended June 30, 2013 was $0.2 million compared to tax expenses of ($0.5) million for the six months ended June 30, 2012, an increase of $0.8 million or 141.4%.

Income From Operating Affiliates

Income from operating affiliates for the six months ended June 30, 2013 was $7.3 million compared to $7.0 million for the six months ended June 30, 2012, an increase of $0.4 million or 5.1%. For the six months ended June 30, 2013, income from operating affiliates included $0.4 million in equity earnings relating to AlphaCat Re 2011 ($6.2 million - June 30, 2012), $3.1 million in equity earnings relating to AlphaCat Re 2012 ($0.8 million - June 30, 2012), $3.5 million in equity earnings relating to AlphaCat 2013 ($nil - June 30, 2012) and $0.3 million relating to an AlphaCat ILS fund ($0.0 million - June 30, 2012).

AlphaCat Re 2011 was formed on May 25, 2011. As at June 30, 2013, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the six months ended June 30, 2013.

AlphaCat Re 2012 was formed on May 29, 2012. As at June 30, 2013, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the six months ended June 30, 2013.
AlphaCat 2013 was formed on December 17, 2012, therefore there was no comparative information for the six months ended June 30, 2012. As at June 30, 2013, the Company owned 19.7% of AlphaCat 2013, therefore income from operating affiliates reflects the Company's share of AlphaCat 2013's net income for the six months ended June 30, 2013.

The Company received $219.4 million of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. During the six months ended June 30, 2013, the Company received $69.2 million in additional third party subscriptions. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at June 30, 2013 and income from operating affiliates reflects the Company's share of this fund's net income for the six months ended June 30, 2013.

Net Realized Gains on Investments

Net realized gains on investments for the six months ended June 30, 2013 were $5.1 million compared to $13.7 million for the six months ended June 30, 2012, a decrease of $8.6 million or 62.5%.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on investments for the six months ended June 30, 2013 were $148.6 million compared to $32.9 million for the six months ended June 30, 2012, an unfavorable movement of $115.7 million.
Net unrealized losses on fixed maturities and short term investments for the six months ended June 30, 2013 were $77.5 million compared to gains of $16.8 million for the six months ended June 30, 2012, an unfavorable movement of $94.3 million. The net unrealized losses on fixed maturities and short term investments were primarily driven by a combination of a shift in the yield curve and a widening of corporate bond spreads.
Net unrealized losses on other investments for the six months ended June 30, 2013 were $71.1 million compared to $49.7 million for the six months ended June 30, 2012 an unfavorable movement of $21.4 million. The unrealized losses on other investments for the six months ended June 30, 2013 was driven primarily by $75.9 million in unrealized losses relating to PaCRe. The amount of PaCRe's net unrealized losses attributable to noncontrolling interest was $68.3 million for the six months ended June 30, 2013, leaving a net impact to the Company of $2.8 million.
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

Income (Loss) From Investment Affiliate

The income from investment affiliate for the six months ended June 30, 2013 was $3.2 million as compared to a loss of ($0.4) million for the six months ended June 30, 2012, an increase of $3.6 million. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P.

Foreign Exchange Gains (Losses)
Our reporting currency is the U.S. dollar. As a significant portion of our operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant section.
Foreign exchange losses for the six months ended June 30, 2013 were ($1.3) million compared to foreign exchange gains of $2.5 million for the six months ended June 30, 2012, an unfavorable movement of ($3.8) million or 151.8%. For the six months ended June 30, 2013, Validus Re recognized a foreign exchange gain of $5.3 million and AlphaCat and Talbot recognized foreign exchange losses of ($1.1) million and ($6.1) million, respectively.

U.S. dollar strengthened (weakened) against:	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
British Pound sterling	6.7%	(1.2)%
Euro	1.3%	2.3%
Canadian Dollar	5.7%	(0.5)%
Swiss Franc	3.2%	1.0%
Singapore Dollar	3.8%	(2.4)%
Australian Dollar	13.3%	(0.3)%
New Zealand Dollar	6.4%	(3.0)%
Japanese Yen	14.5%	3.5%

For the six months ended June 30, 2013, Validus Re segment foreign exchange gains were $5.3 million compared to gains of $2.5 million for the six months ended June 30, 2012, a favorable movement of $2.8 million or 115.2%. The favorable movement was due primarily to gains on outstanding claims and investments acquired from Flagstone, partially offset by a $7.2 million loss due to the U.S dollar strengthening against the Australian dollar, Japanese Yen, New Zealand dollar, British pound sterling and the Euro.

For the six months ended June 30, 2013, Talbot segment foreign exchange losses were ($6.1) million compared to gains of $0.2 million for the six months ended June 30, 2012, an unfavorable movement of ($6.3) million. The unfavorable movement in Talbot foreign exchange for the six months ended June 30, 2013 was primarily driven by translation adjustments of $5.7 million and $2.1 million of translation losses, due to the weakening of the British pound sterling and Canadian dollars against the U.S. dollar, partially offset by net gains of syndicate deposits of $1.9 million due to the weakening of the British pound sterling relative to the Euro and Swiss Franc, partially offset by strengthening against the Australian dollar.

As at June 30, 2013, Talbot's balance sheet included net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $125.5 million and $25.2 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $89.9 million and $10.4 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Loss Attributable to Noncontrolling Interest

On May 1, 2013, PaCRe received an additional $58.5 million in contributed capital from a third party investor and $6.5 million from Validus Re. The additional capital received had no impact on the Company's ownership percentage of PaCRe. The net loss attributable to noncontrolling interest of $65.0 million for the six months ended June 30, 2013 is 90.0% of the net loss in PaCRe for the period.
During the six months ended June 30, 2013, the Company received $69.2 million in additional third party subscriptions. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The net income attributable to noncontrolling interest was ($1.5) million for the six months ended June 30, 2013.

Other Non-GAAP Financial Measures

In presenting the Company's results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), managed gross premiums written, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled "Financial Measures." A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled "Underwriting Income (Loss)." A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, income (loss) from investment affiliates, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the six months ended June 30, 2013 and 2012 in the section above entitled "Results of Operations." Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-U.S. dollar denominated balances are unrelated to our underlying business.
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at June 30, 2013 and December 31, 2012.

	As at June 30, 2013
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,617,856	99,737,461		$36.27

Diluted book value per common share
Total shareholders' equity available to Validus	3,617,856	99,737,461
Assumed exercise of outstanding warrants	101,379	5,459,829	$18.57
Assumed exercise of outstanding stock options	31,914	1,689,131	$18.89
Unvested restricted shares	—	2,831,952
Diluted book value per common share	$3,751,149	109,718,373		$34.19

	As at December 31, 2012
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$4,020,827	107,921,259		$37.26

Diluted book value per common share
Total shareholders' equity available to Validus	4,020,827	107,921,259
Assumed exercise of outstanding warrants	118,015	6,410,472	$18.41
Assumed exercise of outstanding stock options	37,745	1,823,947	$20.69
Unvested restricted shares	—	2,443,631
Diluted book value per common share	$4,176,587	118,599,309		$35.22

The following tables present reconciliations of total gross premiums written to total managed gross premiums written, the most comparable U.S. GAAP financial measure, for the three and six months ended June 30, 2013 and June 30, 2012.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012 (a)	2013	2012(a)
Total gross premiums written	$702,313	$627,089	$1,807,073	$1,464,378
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	(403)	12,830	(513)	86,705
Gross premiums written on behalf of AlphaCat Re 2012	(67)	30,558	(465)	30,558
Total managed gross premiums written	$701,843	$670,477	$1,806,095	$1,581,641

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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
Sources and Uses of Cash

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2013 and 2012 is provided in the following table.

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012 (a)	% Change
Net cash provided by operating activities	$173,705	$305,164	(43.1)%
Net cash provided by (used in) investing activities	231,752	(408,551)	156.7%
Net cash (used in) provided by financing activities	(263,542)	167,117	(257.7)%
Effect of foreign currency rate changes on cash and cash equivalents	(44,233)	6,736	NM
Net increase in cash	$97,682	$70,466	38.6%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Operating Activities
Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities.
During the six months ended June 30, 2013, net cash provided by operating activities of $173.7 million was driven primarily by net income of $190.4 million, a $545.2 million increase in unearned premiums and a $186.9 million increase in reinsurance balances payable, partially offset by a $558.1 million increase in premiums receivable and a $216.5 million decrease in reserve for losses and loss expenses primarily due to payment of claims on 2011 and 2012 notable loss events.

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
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at June 30, 2013, the Company's portfolio was composed of fixed income investments including short-term investments, agency securities and sovereign securities amounting to $6,443.2 million or 83.0% of total cash and investments.
During the six months ended June 30, 2013, net cash provided by investing activities of $231.8 million was driven primarily by proceeds on sales of investments of $3,186.5 million, proceeds on maturities of investments of $316.9 million and $79.3 million of redemptions from investment in operating affiliates, offset by purchases of fixed maturities of $3,318.6 million.
During the six months ended June 30, 2012, net cash used in investing activities of $408.6 million was driven primarily by a net purchase of investments of $383.0 million.

Investments in Affiliates

	Six Months Ended June 30,
Net cash provided by (used in):	2013	2012
Investments in operating affiliates, net	$79,307	$(26,500)
Investments in investment affiliates, net	(6,904)	(3,368)
On January 4, 2013, January 23, 2013, May 1, 2013 and May 28, 2013 partial returns of investment were made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the returns of investments were $52.1 million. On February 22, 2013 and June 20, 2013 a partial return of investment was made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the return of investment was $27.2 million.
Financing Activities
Cash flow from financing activities is derived primarily from the repurchase of common shares and the issuance of variable funding notes to AlphaCat non-consolidated entities.
During the six months ended June 30, 2013, net cash used in financing activities of $263.5 million was driven primarily by the purchase of common shares under the share repurchase program of $357.2 million and a payment of $297.5 million in a special dividend and quarterly dividends, partially offset by net proceeds on the issuance of variable funding notes to AlphaCat non-consolidated entities of $262.0 million and the third party investment in noncontrolling interest of $127.7 million. The third party investment in noncontrolling interest related to $69.2 million in additional third party subscriptions in the AlphaCat ILS funds and a $58.5 million third party capital contribution to PaCRe, respectively.

During the six months ended June 30, 2012, net cash provided by financing activities of $167.1 million was driven primarily by the third party investment in noncontrolling interest of $450.1 million, partially offset by the share repurchase of $221.3 million and a payment of $56.3 million in quarterly dividends.

Details of the Company's debt and financing arrangements at June 30, 2013 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	373,318
$200,000 bi-lateral secured letter of credit facility	Evergreen	73,532
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 9, 2014	258
IPC bi-lateral facility	Evergreen	24,788
$375,000 Flagstone bi-lateral facility	Evergreen	313,398
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	September 15, 2037	136,926
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	September 15, 2036	113,750
Total		$1,600,770

Equity Transactions

	Six Months Ended June 30,
Net cash used in:	2013	2012
Share repurchases	$(357,184)	$(221,252)
Dividends paid to shareholders	(297,539)	(56,260)

Under share repurchase programs authorized by our Board of Directors, we purchased 9.7 million and 6.9 million shares on the open market during the six months ended June 30, 2013 and 2012, respectively, for $357.2 million and $221.3 million, respectively. At June 30, 2013, the Company had $142.8 million remaining for stock repurchases under the existing Board authorization.

During the six months ended June 30, 2013 and 2012, we paid cash dividends to shareholders of $297.5 million and $56.3 million, respectively, which included the $2.00 special dividend per share in 2013 and a quarterly dividend of $0.30 for 2013 in comparison to $0.25 per share for 2012.

Capital Resources

Shareholders' equity available to Validus at June 30, 2013 was $4,116.3 million.

On July 30, 2013, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2013 to holders of record on September 13, 2013.

The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.

On May 1, 2013, PaCRe received an additional $58.5 million in contributed capital from a third party investor and $6.5 million from Validus Re. The Company will underwrite business for PaCRe, for which it is paid a profit commission based on the company's underwriting results.

On February 6, 2013, the Company announced an increase in its common share repurchase authorization to $500.0 million.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company repurchased 52.8 million shares at a cost of $1,564.0 million under the share repurchase programs for the period November 4, 2009 through August 6, 2013. The Company had $142.8 million remaining under its authorized share repurchase program at August 6, 2013.

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

On February 6, 2013, the Company announced a special dividend in the amount of $2.00 per common share and common share equivalent. The dividend was payable in cash on February 26, 2013 to shareholders and warrant holders of record of February 19, 2013.

On February 6, 2013, the Company announced an increase in its regular quarterly dividend to $0.30 from $0.25 per common share and common share equivalent for which each outstanding warrant is exercisable. The Board also approved the payment of a regular quarterly dividend which was payable on March 29, 2013 to shareholders and warrant holders of record as of March 15, 2013.

The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	June 30, 2013
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe Limited and Validus UPS, Ltd.	$2,484,644
IPCRe Limited (formerly Validus Re Americas, Ltd.)	126,386
Validus UPS, Ltd. (formerly Flagstone)	1,018,185
Total Validus Reinsurance, Ltd. (consolidated)	3,629,215
Noncontrolling interest in PacRe, Ltd.	427,755
Noncontrolling interest in AlphaCat ILS Funds	70,690
Talbot Holdings, Ltd. (consolidated)	680,814
Other subsidiaries, net	53,386
Other, net	42,061
Total consolidated capitalization	4,903,921
Senior notes payable	(247,144)
Debentures payable	(540,476)
Total shareholders' equity	$4,116,301

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of August 8, 2013:

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

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company's borrowings and credit facilities as at June 30, 2013.

(Dollars in thousands)	Commitments (a)	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	400,000	—
$525,000 syndicated secured letter of credit facility	525,000	373,318
$200,000 bi-lateral secured letter of credit facility	200,000	73,532
Talbot FAL Facility (b)	25,000	25,000
PaCRe senior secured letter of credit facility	10,000	258
IPC bi-lateral facility	40,000	24,788
$375,000 Flagstone bi-lateral facility	375,000	313,398
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	136,926	136,926
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	113,750	113,750
Total	$2,425,676	$1,600,770

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Investments

A significant portion of contracts written provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in a significant amount of losses on short notice. Accordingly, the Company's investment portfolio is structured to provide significant liquidity and preserve capital, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as U.S. government securities, U.S. government-sponsored enterprises securities, corporate debt securities and asset-backed securities.

Substantially all of the fixed maturity investments held at June 30, 2013 were publicly traded. At June 30, 2013 the average duration of the Company's fixed maturity portfolio was 1.69 years (December 31, 2012: 1.34 years) and the average rating of the portfolio was A+ (December 31, 2012: AA-). At June 30, 2013, the total fixed maturity portfolio was $5,319.0 million (December 31, 2012: $5,085.3 million), of which $768.9 million (December 31, 2012: $1,062.8 million) was rated AAA.

On November 30, 2012, as part of the acquisition of Flagstone, the Company assumed Flagstone's investment portfolio containing $910.3 million of cash and short term investments, $231.4 million of asset-backed securities, $90.0 million of non-agency residential mortgage-backed securities, $19.0 million of catastrophe bonds, $59.3 million fund of hedge funds and $13.0 million of private equity funds.

With the exception of the bank loan portfolio, the Company's investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody's or Standard & Poor's rating for each investment security. The Company's investment portfolio as at June 30, 2013, has $17.4 million of non-agency mortgage backed securities rated less than investment grade.

The other components of less than investment grade securities held by the Company at June 30, 2013 were $54.8 million of catastrophe bonds and $722.6 million of bank loans and $3.0 million of corporate bonds.

Cash and cash equivalents and investments in Talbot of $1,714.4 million at June 30, 2013 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2012:

$1,901.5 million). Total cash and cash equivalents and investments in Talbot were $1,797.0 million at June 30, 2013 (December 31, 2012: $1,942.6 million).

Cash Flows

During the six months ended June 30, 2013 and 2012, the Company generated net cash from operating activities of $173.7 million and $305.2 million, respectively. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

As of June 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of $1,317.1 million and $1,219.4 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company's unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company's borrowings and credit facilities as at June 30, 2013, presented above.

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

We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect our ability to raise additional equity or debt financings;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

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

•
accuracy of estimates and judgments used in the preparation of the Company's financial statements, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, taxes, contingencies, litigation and any determination to use the deposit method of accounting, which, for a relatively new insurance and reinsurance company like the Company, are even more difficult to make than those made in a mature company because of limited historical information;

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth under Part I Item 1A "Risk Factors" and under Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other sections of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012, as well as the risk and other factors set forth in the Company's other filings with the SEC, as well as management's response to any of the aforementioned factors.

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

As at June 30, 2013, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.8%, or approximately $111.5 million. As at June 30, 2013, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.4% or approximately $86.0 million.

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

As at June 30, 2013, the Company held $838.4 million (December 31, 2012: $1,108.0 million), or 15.8% (December 31, 2012: 21.8%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk: Certain of the Company's reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of June 30, 2013, $875.6 million, or 8.3% of our total assets and $944.7 million, or 14.6% of our total liabilities were held in foreign currencies. As of June 30, 2013, approximately $125.5 million, or 1.9% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of June 30, 2012, $816.2 million, or 9.6% of our total assets and $832.3 million, or 18.0% of our total liabilities were held in foreign currencies. As of June 30, 2012, approximately $107.2 million, or 2.3% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date.

Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At June 30, 2013, 1.3% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.1% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2013, 96.9% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2012: 97.9%, rated A-).

Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 10.0% (December 31, 2012: 9.8%) of total cash and investments at June 30, 2013. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2013, the Company had $1,473.5 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company's debt and financing arrangements at June 30, 2013 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	373,318
$200,000 bi-lateral secured letter of credit facility	Evergreen	73,532
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 9, 2014	258
IPC bi-lateral facility	Evergreen	24,788
$375,000 Flagstone bi-lateral facility	Evergreen	313,398
Flagstone 2006 Junior Subordinated Deferrable Interest Notes	September 15, 2037	136,926
Flagstone 2007 Junior Subordinated Deferrable Interest Notes	September 15, 2036	113,750
Total		$1,600,770

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

On February 6, 2013, the Company announced an increase in its common share repurchase authorization to $500.0 million.

The Company has repurchased approximately 52.8 million common shares for an aggregate purchase price of $1,564.0 million from the inception of the share repurchase program to August 6, 2013. The Company has $142.8 million remaining under its authorized share repurchase program as of August 6, 2013.

Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at March 31, 2013				Quarter ended
Effect of share repurchases:	(cumulative)	April	May	June	June 30, 2013
Aggregate purchase price (a)	$1,276,536	$71,058	$112,291	$104,144	$287,493
Shares repurchased	45,042,446	$1,883,310	$3,048,599	$2,875,090	$7,806,999
Average price (a)	$28.34	$37.73	$36.83	$36.22	$36.83

Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$1.49
Diluted EPS - Quarter (c)					$0.08

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at June 30, 2013 (cumulative)	July	As at August 6, 2013	Cumulative to Date Effect
Aggregate purchase price (a)	$1,564,029	$—	$—	$1,564,029
Shares repurchased	52,849,445	—	—	52,849,445
Average price (a)	$29.59	$—	$—	$29.59

(a) Share transactions are on a trade date basis through August 6, 2013 and are inclusive of commissions.  Average share price is rounded to two decimal places.

(b) As the average price per share repurchased during certain periods between 2009 and 2013 was lower than the book value per common share, the repurchase of shares increased the Company's period ending book value per share.

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
Exhibit 10.1
Separation Agreement, dated as of May 31, 2013, between Validus Holdings, Ltd. and Stuart W. Mercer. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on June 4, 2013)

Exhibit 10.2
Employment Agreement dated as of June 19, 2013, between Validus Holdings, Ltd. and Michael Moore. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on June 24, 2013)

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	August 8, 2013	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	August 8, 2013	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer