Form 10-Q
period 2013-09-30
VALIDUS HOLDINGS LTD
filed 2013-11-08
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 6, 2013 there were 99,404,743 outstanding Common Shares, $0.175 par value per share, of the registrant.

1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2013 (unaudited) and December 31, 2012
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2013—$5,415,864; 2012—$5,008,514)	$5,438,265	$5,085,334
Short-term investments at fair value (amortized cost: 2013—$761,631; 2012—$1,112,929)	761,642	1,114,250
Other investments at fair value (cost: 2013—$606,485; 2012—$583,068)	559,472	564,448
Cash and cash equivalents	1,254,618	1,219,379
Total investments and cash	8,013,997	7,983,411
Investments in affiliates	111,814	172,329
Premiums receivable	1,050,073	802,159
Deferred acquisition costs	166,539	146,588
Prepaid reinsurance premiums	169,062	99,593
Securities lending collateral	1,021	225
Loss reserves recoverable	421,518	439,967
Paid losses recoverable	30,074	46,435
Income taxes recoverable	4,127	—
Intangible assets	107,449	110,569
Goodwill	20,393	20,393
Accrued investment income	17,821	21,321
Other assets	203,480	177,274
Total assets	$10,317,368	$10,020,264

Liabilities
Reserve for losses and loss expenses	$3,223,735	$3,517,573
Unearned premiums	1,169,830	894,362
Reinsurance balances payable	159,590	138,550
Securities lending payable	1,487	691
Deferred income taxes	22,993	20,259
Net payable for investments purchased	33,066	38,346
Accounts payable and accrued expenses	139,098	167,577
Variable funding notes	437,970	—
Senior notes payable	247,171	247,090
Debentures payable	541,127	540,709
Total liabilities	$5,976,067	$5,565,157

Commitments and contingent liabilities

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2013—154,386,316; 2012—152,698,191; Outstanding: 2013—99,897,996; 2012—107,921,259)	$27,018	$26,722
Treasury shares (2013—54,488,320; 2012—44,776,932)	(9,535)	(7,836)
Additional paid-in-capital	1,824,342	2,160,478
Accumulated other comprehensive (loss)	(3,872)	(2,953)
Retained earnings	1,946,209	1,844,416
Total shareholders’ equity available to Validus	3,784,162	4,020,827
Noncontrolling interest	557,139	434,280
Total shareholders’ equity	$4,341,301	$4,455,107

Total liabilities and shareholders’ equity	$10,317,368	$10,020,264

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$356,760	$390,215	$2,163,833	$1,854,593
Reinsurance premiums ceded	(39,415)	(45,743)	(348,027)	(271,847)
Net premiums written	317,345	344,472	1,815,806	1,582,746
Change in unearned premiums	213,943	130,632	(205,999)	(208,816)
Net premiums earned	531,288	475,104	1,609,807	1,373,930
Net investment income	20,009	25,489	71,868	79,134
Net realized (losses) gains on investments	(6,320)	9,063	(1,190)	22,749
Net unrealized gains (losses) on investments	69,967	86,345	(78,618)	53,442
Income (loss) from investment affiliate	1,044	(160)	4,274	(558)
Other (loss) income	(2,806)	7,324	4,297	22,209
Foreign exchange gains	6,036	1,103	4,735	3,617
Total revenues	619,218	604,268	1,615,173	1,554,523

Expenses
Losses and loss expenses	177,965	155,455	587,780	541,136
Policy acquisition costs	94,900	98,623	275,663	252,884
General and administrative expenses	81,089	70,547	232,335	198,557
Share compensation expenses	10,527	7,345	19,483	19,583
Finance expenses	27,132	9,362	89,408	39,347
Transaction expenses	—	3,784	—	3,784
Total expenses	391,613	345,116	1,204,669	1,055,291

Income before taxes and income from operating affiliates	227,605	259,152	410,504	499,232
Tax (expense) benefit	(5)	(1,343)	220	(1,886)
Income from operating affiliates	1,463	6,235	8,779	13,194
Net income	$229,063	$264,044	$419,503	$510,540
Net (income) loss attributable to noncontrolling interest	(45,694)	(56,746)	17,831	(11,386)
Net income available to Validus	$183,369	$207,298	$437,334	$499,154

Other comprehensive income (loss)
Foreign currency translation adjustments	4,390	1,400	(5,209)	2,036

Other comprehensive income (loss)	$4,390	$1,400	$(5,209)	$2,036

Comprehensive income available to Validus	$187,759	$208,698	$432,125	$501,190

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	99,834,563	93,368,775	103,451,396	97,016,034
Diluted	103,613,766	98,236,490	105,264,913	102,333,515

Basic earnings per share available to common shareholders	$1.82	$2.20	$4.06	$5.09
Diluted earnings per share available to common shareholders	$1.77	$2.11	$3.99	$4.88

Cash dividends declared per share	$0.30	$0.25	$2.90	$0.75

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$26,722	$23,538
Common shares issued, net	296	373
Balance - End of period	$27,018	$23,911

Treasury shares
Balance - Beginning of period	$(7,836)	$(6,131)
Repurchase of common shares	(1,699)	(1,418)
Balance - End of period	$(9,535)	$(7,549)

Additional paid-in capital
Balance - Beginning of period	$2,160,478	$1,893,890
Common shares (redeemed) issued, net	(134)	2,551
Repurchase of common shares	(355,485)	(258,257)
Share compensation expenses	19,483	19,583
Balance - End of period	$1,824,342	$1,657,767

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(2,953)	$(6,601)
Amounts reclassified to retained earnings	4,290	—
Other comprehensive (loss) income	(5,209)	2,036
Balance - End of period	$(3,872)	$(4,565)

Retained earnings
Balance - Beginning of period	$1,844,416	$1,543,729
Dividends	(331,251)	(78,594)
Net income	419,503	510,540
Net income (loss) attributable to noncontrolling interest	17,831	(11,386)
Amounts reclassified from accumulated other comprehensive (loss)	(4,290)	—
Balance - End of period	$1,946,209	$1,964,289

Total shareholders’ equity available to Validus	$3,784,162	$3,633,853

Noncontrolling interest	$557,139	$461,486

Total shareholders’ equity	$4,341,301	$4,095,339

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$419,503	$510,540
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	19,483	19,583
Amortization of discount on senior notes	81	81
(Income) loss from investment affiliate	(4,274)	558
Net realized losses (gains) on investments	1,190	(22,749)
Net unrealized losses (gains) on investments	78,618	(53,442)
Amortization of intangible assets	3,120	3,120
(Income) from operating affiliates	(8,779)	(13,194)
Foreign exchange losses (gains) included in net income	4,927	(17,064)
Amortization of premium on fixed maturities	14,870	19,214
Change in:
Premiums receivable	(226,154)	(132,292)
Deferred acquisition costs	(19,951)	(33,951)
Prepaid reinsurance premiums	(69,469)	(53,407)
Loss reserves recoverable	20,411	57,574
Paid losses recoverable	16,218	54,559
Income taxes recoverable	(3,099)	(5,041)
Accrued investment income	3,466	6,015
Other assets	(11,214)	(16,050)
Reserve for losses and loss expenses	(293,673)	(80,954)
Unearned premiums	275,468	262,223
Reinsurance balances payable	(634)	(33,487)
Deferred income taxes	2,565	6,241
Accounts payable and accrued expenses	(37,183)	4,948
Net cash provided by operating activities	185,490	483,025

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	3,598,080	2,528,442
Proceeds on maturities of investments	406,079	385,642
Purchases of fixed maturities	(4,414,320)	(2,832,179)
Sales of short-term investments, net	348,554	5,123
(Purchases) of other investments	(21,793)	(499,178)
(Increase) in securities lending collateral	(796)	(2,387)
Redemption from (purchase of) investment in operating affiliates	86,657	(26,500)
Purchase of investment in investment affiliate	(13,089)	(3,798)
Net cash (used in) investing activities	(10,628)	(444,835)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of variable funding notes	418,299	—
Issuance of common shares, net	162	2,924
Purchases of common shares under share repurchase program	(357,184)	(259,675)
Dividends paid	(329,201)	(81,391)
Increase in securities lending payable	796	2,387
Third party investment in noncontrolling interest	140,690	450,100
Net cash (used in) provided by financing activities	(126,438)	114,345

Effect of foreign currency rate changes on cash and cash equivalents	(13,185)	20,450

Net increase in cash	35,239	172,985

Cash and cash equivalents - beginning of period	$1,219,379	$832,844

Cash and cash equivalents - end of period	$1,254,618	$1,005,829

Taxes paid during the period	$438	$3,640

Interest paid during the period	$44,112	$37,122
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
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. Certain amounts in prior periods have been reclassified to conform to current period presentation. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates reflected in the Company's consolidated financial statements include the reserve for losses and loss expenses, premium estimates for business written on a line slip or proportional basis, reinsurance premiums ceded and reinsurance recoverable balances including the provision for unrecoverable reinsurance recoverable balances and investment valuation. Actual results could differ materially from those estimates. The results of operations for any interim period are not necessarily indicative of the results for a full year. The term "ASC" used in these notes refers to the Accounting Standard Codification issued by the United States Financial Accounting Standards Board ("FASB").
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
Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2011-11 and 2013-01 became effective for fiscal periods beginning on or after January 1, 2013, and as a result, the Company adopted ASU 2011-11 and 2013-01 effective January 1, 2013. The adoption of these new accounting standards impacts disclosures only; therefore they did not have an impact on the Company's consolidated financial statements. Please refer to Note 7: "Derivative instruments".

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
Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes
In July 2013, the FASB issued Accounting Standard Update No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). The amendments in this Update permit the Fed Funds Effective Swap Rate also referred to as the overnight index swap rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rate and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments in this Update, only the U.S. Treasury rate and the LIBOR swap rate were considered benchmark interest rates in the United States. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard update did not have an impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued Accounting Standard Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance; however it is not expected to have a material impact on the Company's consolidated financial statements.

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

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at September 30, 2013 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,319,499	$4,313	$(3,329)	$1,320,483
Non-U.S. government and government agency	401,149	4,028	(1,180)	403,997
U.S. states, municipalities and political subdivisions	43,912	440	(423)	43,929
Agency residential mortgage-backed securities	313,177	8,384	(1,360)	320,201
Non-agency residential mortgage-backed securities	24,029	164	(1,062)	23,131
U.S. corporate	1,363,418	10,616	(6,889)	1,367,145
Non-U.S. corporate	686,656	5,658	(3,264)	689,050
Bank loans	732,922	5,421	(1,885)	736,458
Catastrophe bonds	56,504	2,358	—	58,862
Asset-backed securities	474,598	1,279	(868)	475,009
Total fixed maturities	5,415,864	42,661	(20,260)	5,438,265
Total short-term investments	761,631	12	(1)	761,642
Other investments
Fund of hedge funds	3,274	97	(921)	2,450
Private equity investments	12,493	2,259	(79)	14,673
Hedge funds (a)	584,519	46,087	(97,261)	533,345
Mutual funds	6,199	2,805	—	9,004
Total other investments	606,485	51,248	(98,261)	559,472
Total	$6,783,980	$93,921	$(118,522)	$6,759,379
Noncontrolling interest (a)	$(527,850)	$(40,887)	$87,535	$(481,202)
Total investments excluding noncontrolling interest	$6,256,130	$53,034	$(30,987)	$6,278,177

(a)	Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2012 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,091,357	$7,957	$(84)	$1,099,230
Non-U.S. government and government agency	295,602	6,904	(227)	302,279
U.S. states, municipalities and political subdivisions	41,286	800	(23)	42,063
Agency residential mortgage-backed securities	375,368	13,708	(202)	388,874
Non-agency residential mortgage-backed securities	106,536	1,266	(1,346)	106,456
U.S. corporate	1,189,173	21,681	(681)	1,210,173
Non-U.S. corporate	582,115	11,373	(223)	593,265
Bank loans	663,217	10,593	(427)	673,383
Catastrophe bonds	56,757	481	(291)	56,947
Asset-backed securities	607,103	5,767	(206)	612,664
Total fixed maturities	5,008,514	80,530	(3,710)	5,085,334
Total short-term investments	1,112,929	1,349	(28)	1,114,250
Other investments
Fund of hedge funds	4,677	299	(219)	4,757
Private equity investments	12,857	94	—	12,951
Hedge funds (a)	559,335	21,814	(42,623)	538,526
Mutual funds	6,199	2,015	—	8,214
Total other investments	583,068	24,222	(42,842)	564,448
Total	$6,704,511	$106,101	$(46,580)	$6,764,032
Noncontrolling interest (a)	(450,000)	(19,427)	36,690	(432,737)
Total investments excluding noncontrolling interest	$6,254,511	$86,674	$(9,890)	$6,331,295

(a)	Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2013 and December 31, 2012. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	September 30, 2013		December 31, 2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$776,896	14.3%	$1,062,794	20.9%
AA	2,256,592	41.5%	1,862,322	36.6%
A	1,196,037	22.0%	1,049,969	20.6%
BBB	423,228	7.8%	374,447	7.4%
Investment grade	4,652,753	85.6%	4,349,532	85.5%

BB	356,205	6.5%	373,907	7.4%
B	397,888	7.3%	330,416	6.5%
CCC	4,754	0.1%	4,483	0.1%
CC	2,821	0.1%	3,259	0.1%
D/NR	23,844	0.4%	23,737	0.4%
Non-Investment grade	785,512	14.4%	735,802	14.5%
Total Fixed Maturities	$5,438,265	100.0%	$5,085,334	100.0%

The amortized cost and estimated fair value amounts for fixed maturity securities held at September 30, 2013 and December 31, 2012 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$745,812	$750,992	$526,529	$530,499
Due after one year through five years	3,492,605	3,504,812	2,971,118	3,018,544
Due after five years through ten years	362,563	361,011	418,377	424,304
Due after ten years	3,080	3,109	3,483	3,993
	4,604,060	4,619,924	3,919,507	3,977,340
Asset-backed and mortgage-backed securities	811,804	818,341	1,089,007	1,107,994
Total Fixed Maturities	$5,415,864	$5,438,265	$5,008,514	$5,085,334

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)  Net investment income

Net investment income was derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Fixed maturities and short-term investments	$20,936	$25,703	$74,618	$79,450
Cash and cash equivalents	1,079	1,770	3,241	5,536
Securities lending income	3	3	3	9
Total gross investment income	22,018	27,476	77,862	84,995
Investment expenses	(2,009)	(1,987)	(5,994)	(5,861)
Net investment income	$20,009	$25,489	$71,868	$79,134

(c)	Net realized gains (losses) and change in net unrealized gains (losses)

The following represents an analysis of net realized gains (losses) and the change in net unrealized (losses) on investments:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$7,706	$10,187	$25,578	$29,610
Gross realized (losses)	(14,026)	(1,124)	(26,768)	(6,861)
Net realized (losses) gains on investments	(6,320)	9,063	(1,190)	22,749
Net unrealized gains on securities lending	—	223	—	260
Change in net unrealized gains (losses) on investments	69,967	86,122	(78,618)	53,182
Net change in unrealized gains (losses) on investments	$69,967	$86,345	$(78,618)	$53,442
Total net realized (losses) gains and change in net unrealized gains (losses) on investments	$63,647	$95,408	$(79,808)	$76,191
Noncontrolling interest (a)	(42,578)	(55,806)	25,767	(10,924)
Total net realized gains and change in net unrealized (losses) on investments excluding noncontrolling interest	$21,069	$39,602	$(54,041)	$65,267

(a)	Includes change in net unrealized (gains) losses on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d) Pledged investments

The following tables outline investments pledged as collateral under the Company's credit facilities. For further details of the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	September 30, 2013
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	371,990	491,761
$200,000 secured bi-lateral letter of credit facility	200,000	77,626	129,768
Talbot FAL Facility	25,000	25,000	36,996
PaCRe senior secured letter of credit facility	10,000	258	—
IPC bi-lateral facility	40,000	26,019	98,260
$375,000 Flagstone bi-lateral facility	375,000	297,996	453,241
	$1,575,000	$798,889	$1,210,026

	December 31, 2012
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	376,570	517,210
$500,000 secured bi-lateral letter of credit facility	500,000	92,402	125,991
Talbot FAL Facility	25,000	25,000	41,372
PaCRe senior secured letter of credit facility	10,000	219	—
IPC bi-lateral facility	80,000	40,613	98,593
$550,000 Flagstone bi-lateral facility	550,000	381,019	416,414
	$2,090,000	$915,823	$1,199,580

4. Fair value measurements

The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

(a)	Classification within the fair value hierarchy

Under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment.

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead us to change the selection of our valuation technique (for example, from market to cash flow approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. These circumstances could cause an instrument to be reclassified between levels within the fair value hierarchy.

There have been no material changes in the Company's valuation techniques during the period, or periods, represented by these consolidated financial statements. The following methods and assumptions were used in estimating the fair value of each class of financial instrument recorded in the Consolidated Balance Sheets.

(b) Level 1 and Level 2 assets measured at fair value

Fixed maturity investments

Fixed maturity investments included in Level 2 are U.S. government and government agency, non-U.S. government and government agency, U.S. states, municipalities and political subdivisions, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, U.S. corporate, non-U.S. corporate, bank loans, catastrophe bonds and asset backed securities.

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

U.S. government and government agency

Level 2 - U.S. government and government agency securities consist primarily of debt securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Fixed maturity investments included in U.S. government and government agency securities are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.

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

U.S. states, municipalities and political subdivisions

Level 2 - The Company's U.S. states, municipalities and political subdivisions portfolio contains debt securities issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government agency securities described above.

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

U.S. corporate

Level 2 - Corporate debt securities consist primarily of investment-grade debt of a wide variety of U.S. corporate issuers and industries. The Company's corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.

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

Catastrophe bonds

Level 2 - Catastrophe bonds are based on broker or underwriter bid indications.

Asset-backed securities

Level 2 - Asset backed securities include mostly investment-grade debt securities backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and collateralized loan obligations originated by a variety of financial institutions. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.

Short term investments

Level 1 & Level 2 - Short term investments consist primarily of highly liquid securities, all with maturities less than one year from the date of purchase. The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value. The Company determined that certain of its short-term investments held in highly liquid money market-type funds would be included in Level 1 as their fair values are based on quoted market prices in active markets. The remaining securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

Mutual funds

Level 2 -Mutual funds consist of two investment funds which are invested in various quoted investments. The fair value of units in the mutual funds is based on the net asset value of the fund as reported by the fund manager.

(c) Level 3 assets measured at fair value

Other investments

Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds and private equity investments are the only financial instruments in this category as at September 30, 2013. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Hedge funds

The hedge funds were valued at $533,345 at September 30, 2013. The hedge funds consist of an investment in four Paulson & Co. managed funds (the "Paulson hedge funds") and two investment funds assumed from the Flagstone Acquisition (the "Flagstone investment funds"). The Paulson hedge funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's August 31, 2013 NAV was used as a partial basis for fair value measurement in the Company's September 30, 2013 balance sheet. The fund manager provides an estimate of the NAV at September 30, 2013 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, our valuation estimates have not materially differed from the subsequent NAVs. The Flagstone investment fund administrators provide either monthly or quarterly reported NAVs with a one-month or one-quarter delay in valuation, respectively. As a result, the August 31, 2013 NAV or the June 30, 2013 NAV was used as a basis for fair value measurement in the Company's September 30, 2013 balance sheet. As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone investment funds are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.

Private equity investments

Private equity investments consist of investments in three private equity funds assumed from the Flagstone Acquisition. The private equity investments respective fund administrator provides either monthly or quarterly NAVs with a one-month or one-quarter delay in valuation, respectively. As a result, the August 31, 2013 NAV or the June 30, 2013 NAV was used as a basis for fair value measurement in the Company's September 30, 2013 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the private equity investments are classified as Level 3 assets.

Fund of hedge funds

The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's August 31, 2013 NAV was used as a basis for fair value measurement in the Company's September 30, 2013 balance sheet. The fund manager provides an estimate of the fund NAV at September 30, 2013 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At September 30, 2013, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,320,483	$—	$1,320,483
Non-U.S. government and government agency	—	403,997	—	403,997
States, municipalities, political subdivision	—	43,929	—	43,929
Agency residential mortgage-backed securities	—	320,201	—	320,201
Non-agency residential mortgage-backed securities	—	23,131	—	23,131
U.S. corporate	—	1,367,145	—	1,367,145
Non-U.S. corporate	—	689,050	—	689,050
Bank loans	—	736,458	—	736,458
Catastrophe bonds	—	58,862	—	58,862
Asset-backed securities	—	475,009	—	475,009
Total fixed maturities	—	5,438,265	—	5,438,265
Short-term investments	755,747	5,895	—	761,642
Other investments
Fund of hedge funds	—	—	2,450	2,450
Private equity investments	—	—	14,673	14,673
Hedge funds (a)	—	—	533,345	533,345
Mutual funds	—	9,004	—	9,004
Total other investments	—	9,004	550,468	559,472
Total	$755,747	$5,453,164	$550,468	$6,759,379
Noncontrolling interest (a)	(15,730)	—	(465,472)	(481,202)
Total investments excluding noncontrolling interest	$740,017	$5,453,164	$84,996	$6,278,177

(a)	Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

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

At September 30, 2013, Level 3 investments excluding the noncontrolling interest totaled $84,996 (December 31, 2012: $123,497), representing 1.4% (December 31, 2012: 2.0%) of total investments, excluding noncontrolling interest, measured at fair value on a recurring basis.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	Total Fair Market Value	Total Fair Market Value
Level 3 investments - Beginning of period	$505,158	$454,793
Purchases	33,154	—
Sales	(35,264)	(218)
Net realized gains	4,503	13
Net unrealized gains	42,917	61,746
Transfers	—	921
Level 3 investments - End of period	$550,468	$517,255
Noncontrolling interest (a)	(465,472)	(460,924)
Level 3 investments excluding noncontrolling interest	$84,996	$56,331

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Total Fair Market Value	Total Fair Market Value
Level 3 investments - Beginning of period	$556,234	$8,880
Purchases	98,669	500,000
Sales	(80,095)	(1,115)
Net realized gains	4,843	61
Net unrealized (losses) gains	(29,183)	11,762
Transfers	—	(2,333)
Level 3 investments - End of period	$550,468	$517,255
Noncontrolling interest (a)	(465,472)	(460,924)
Level 3 investments excluding noncontrolling interest	$84,996	$56,331

(a)	Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

There have not been any transfers between Levels 1 and 2 during the three and nine months ended September 30, 2013 or 2012. There have not been any transfers into or out of Level 3 during the three and nine months ended September 30, 2013. During the three months ended September 30, 2012, there was a transfer of an investment into Level 3 of the fair value hierarchy. This transfer was due to the conversion of a bank loan to other investments. During the three months ended June 30, 2012, there was a transfer of a private equity investment out of Level 3 “Other investments” to “Investments in affiliates.” Refer to Note 5 “Investments in affiliates.”

5. Investments in affiliates

(a) Operating affiliates

AlphaCat Re 2011, Ltd.

On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. ("AlphaCat Re 2011"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. At the time of formation, Validus Reinsurance, Ltd. ("Validus Re"), a wholly owned subsidiary of the Company, had a majority voting equity interest in AlphaCat Re 2011 and as a result, the financial statements of AlphaCat Re 2011 were included in the consolidated financial statements of the Company.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

On December 23, 2011, AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of Validus Re's common shares to one of the third party investors.

As a result of these transactions, Validus Re maintained an equity interest in AlphaCat Re 2011, however its share of AlphaCat Re 2011's outstanding voting rights decreased to 43.7%. As a result of the Company's voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 has been treated as an equity method investment with effect from December 23, 2011.

AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written by the company have expired. As a result, on January 4, 2013, January 23, 2013, May 1, 2013, May 28, 2013 and July 22, 2013 partial returns of investment were made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the return of investment was $54,914.

AlphaCat Re 2012, Ltd.

On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012, Ltd. ("AlphaCat Re 2012"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. The Company holds an equity interest of 37.9% and a voting interest of 49.0% in AlphaCat Re 2012, therefore the investment has been treated as an equity method investment.

AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written by the company have expired. As a result, on February 22, 2013, June 20, 2013 and July 22, 2013, partial returns of investment were made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the return of investment was $31,743.

AlphaCat 2013, Ltd.

On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, Ltd. ("AlphaCat 2013"), a special purpose vehicle formed for the purpose of investing in collateralized reinsurance. The Company holds an equity interest of 19.7% and a voting interest of 40.9% in AlphaCat 2013, therefore the investment has been treated as an equity method investment.

Investment in Insurance Linked Securities ("ILS")

The Company received $219,400 of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. During the three and nine months ended September 30, 2013, the Company received $13,000 and $82,190 in additional third party subscriptions, respectively. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at September 30, 2013. Income from this fund was $1,155 and $1,481 for the three and nine months ended September 30, 2013. The Company's carrying value of this fund amounted to $21,481 and $20,000 as at September 30, 2013 and December 31, 2012, respectively. The Company's maximum exposure to loss with respect to this investment is limited to the investment carrying value reported in the Company's Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending investment in operating affiliates balances for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS funds	Total
As at June 30, 2013	$11,054	$5,204	$48,536	$20,326	$85,120
Return of investment	(2,800)	(4,550)	—	—	(7,350)
(Loss) income from operating affiliates	(270)	(7)	585	1,155	1,463
As at September 30, 2013	$7,984	$647	$49,121	$21,481	$79,233

	Three Months Ended September 30, 2012
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	Total
As at June 30, 2012	$59,238	$27,252	$86,490
Income from operating affiliates	4,079	2,156	6,235
As at September 30, 2012	$63,317	$29,408	$92,725

	Nine Months Ended September 30, 2013
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS funds	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$20,000	$157,111
Return of investment	(54,914)	(31,743)	—	—	(86,657)
Income from operating affiliates	106	3,071	4,121	1,481	8,779
As at September 30, 2013	$7,984	$647	$49,121	$21,481	$79,233

	Nine Months Ended September 30, 2012
	Investment in operating affiliates
	AlphaCat Re 2011	AlphaCat Re 2012	Total
As at December 31, 2011	$53,031	$—	$53,031
Purchase of shares	—	26,500	26,500
Income from operating affiliates	10,286	2,908	13,194
As at September 30, 2012	$63,317	$29,408	$92,725

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in operating affiliates as at September 30, 2013:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$8,254	43.7%	22.3%	$7,984
AlphaCat Re 2012	652	49.0%	37.9%	647
AlphaCat 2013	45,000	40.9%	19.7%	49,121
AlphaCat ILS Funds	20,000	—%	9.1%	21,481
Total	$73,906			$79,233

The following table presents the Company's investments in operating affiliates as at December 31, 2012:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$62,792
AlphaCat Re 2012	26,500	49.0%	37.9%	29,319
AlphaCat 2013	45,000	40.9%	19.7%	45,000
AlphaCat ILS Fund	$20,000	—%	11.8%	$20,000
Total	$132,889			$157,111

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

The Partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the Partnership's June 30, 2013 capital account statement was used as the basis for calculating the Company's share of partnership income for the period.

The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Investment affiliate, beginning of period	$25,352	$6,317	$15,218	$3,253
Capital contributions	6,185	430	13,089	5,328
Net unrealized (loss) on investments (a)	—	—	—	(1,436)
Income (loss) from investment affiliate	1,044	(160)	4,274	(558)
Investment affiliate, end of period	$32,581	$6,587	$32,581	$6,587

(a)
Until March 31, 2012, this investment was included in " Other investments" as a level 3 investment in the fair value hierarchy, hence the change in fair value was included in net unrealized (losses) gains on investments.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investment in the Partnership as at September 30, 2013:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P	$30,707	—%	6.59%	$32,581

6. Noncontrolling interest
 On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, a new Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. On May 1, 2013, PaCRe received additional capital contributions of $6,500 from Validus Re and $58,500 from a third party investor. Validus Re continues to have an equity interest of 10% and the remaining 90% interest is held by third party investors. Validus Re has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the consolidated financial statements of the Company. The portion of PaCRe's earnings attributable to third party investors for the three and nine months ended September 30, 2013 and 2012 is recorded in the Consolidated Statements of Comprehensive Income as net (income) loss attributable to noncontrolling interest.
The Company received $219,400 of third party subscriptions in three AlphaCat ILS funds as of December 31, 2012. During the three and nine months ended September 30, 2013, the Company received $13,000 and $82,190 in additional third party subscriptions, respectively. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. Validus Re has a majority participating interest in these two funds and as a result, the financial statements of these funds are included in the consolidated financial statements of the Company. The portion of these two funds' earnings attributable to third party investors for the three and nine months ended September 30, 2013 is recorded in the Consolidated Statements of Comprehensive Income within net (income) loss attributable to noncontrolling interest.

The following table presents a reconciliation of the beginning and ending balances of noncontrolling interest for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	PaCRe	AlphaCat ILS funds	Total
As at June 30, 2013	$427,755	$70,690	$498,445
Purchase of shares by noncontrolling interest	—	13,000	13,000
Net income attributable to noncontrolling interest	44,178	1,516	45,694
As at September 30, 2013	$471,933	$85,206	$557,139

	Three Months Ended September 30, 2012
	PaCRe	Total
As at June 30, 2012	$404,740	$404,740
Net income attributable to noncontrolling interest	56,746	56,746
As at September 30, 2012	$461,486	$461,486

	Nine Months Ended September 30, 2013
	PaCRe	AlphaCat ILS funds	Total
As at December 31, 2012	$434,280	$—	$434,280
Purchase of shares by noncontrolling interest	58,500	82,190	140,690
Net (loss) income attributable to noncontrolling interest	(20,847)	3,016	(17,831)
As at September 30, 2013	$471,933	$85,206	$557,139

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2012
	PaCRe	Total
As at December 31, 2011	$—	$—
Purchase of shares by noncontrolling interest	450,100	450,100
Net income attributable to noncontrolling interest	11,386	11,386
As at September 30, 2012	$461,486	$461,486

7. Derivative instruments

The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at September 30, 2013, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the Euro, Chilean Peso, Australian Dollar, New Zealand Dollar and British Pound Sterling to U.S. dollar exchange rates. As at September 30, 2013, the Company held two interest rate swap contracts to mitigate the risk of interest rate exposure on the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to mitigate the risk of interest rate and foreign exchange rate exposure on the payment of interest on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.

As part of the Flagstone Acquisition, the Company assumed foreign currency forward contracts which were not designated as hedging instruments. The contracts expired on July 15, 2013.

The following table summarizes information on the location and amount of the fair value of derivatives not designated as hedging instruments on the consolidated balance sheet at September 30, 2013 and December 31, 2012:

	At September 30, 2013			At December 31, 2012
Derivatives not designated as hedging instruments:	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Currency swaps	$—	$—	$—	$17,153	$—	$772
Foreign currency forward contracts	$—	$—	$—	$310,541	$—	$394

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets.

The following table summarizes information on the location and amount of the fair value of derivatives designated as hedging instruments on the consolidated balance sheets at September 30, 2013 and December 31, 2012:

	At September 30, 2013			At December 31, 2012
Derivatives designated as hedging instruments:	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$168,722	$4,977	$1,115	$35,976	$—	$223
Interest rate swap contracts	$552,263	$—	873	$289,800	$—	$220

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)Derivative instruments designated as a fair value hedge

The Company designates its foreign currency forward contract derivative instruments as fair value hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the hedging derivatives to specific assets or liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items.

The following table provides the total impact on earnings relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2013 and 2012:

Foreign currency forward contracts	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Amount of gain (loss) recognized in income on derivative	$3,116	$1,749	$2,670	$130
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$(3,116)	$(1,749)	$(2,670)	$(130)
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

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

The following table provides the total impact on other comprehensive income and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2013:

Interest rate swap contracts	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Amount of effective portion recognized in other comprehensive income	$3,268	$195	$7,838	$195
Amount of effective portion subsequently reclassified to earnings	$(3,268)	$(195)	$(7,838)	$(195)
Amount of ineffective portion excluded from effectiveness testing	$—	$—	$—	$—
The above balances relate to interest paid and have been classified as finance expenses in the consolidated statements of comprehensive income. There was no interest rate swap contract activity for the three and nine months ended September 30, 2012.

(d)    Balance sheet offsetting

There was no balance sheet offsetting activity as at September 30, 2013 or December 31, 2012.

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

8. Reserve for losses and loss expenses

Reserves for losses and loss expenses are based in part upon the estimation of case reserves reported from brokers, insureds and ceding companies. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses. The period of time from the occurrence of a loss to the reporting of a loss to the Company and to the settlement of the Company's liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed this estimate.

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Reserve for losses and loss expenses, beginning of period	$3,283,450	$2,591,299	$3,517,573	$2,631,143
Losses and loss expenses recoverable	(418,693)	(371,484)	(439,967)	(372,485)
Net reserves for losses and loss expenses, beginning of period	2,864,757	2,219,815	3,077,606	2,258,658
Net reserves acquired	—	—	948	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	243,015	205,219	759,617	658,884
Prior years	(65,050)	(49,764)	(171,837)	(117,748)
Total incurred losses and loss expenses	177,965	155,455	587,780	541,136
Total net paid losses	(274,868)	(144,628)	(847,192)	(569,380)
Foreign exchange	34,363	14,710	(16,925)	14,938
Net reserve for losses and loss expenses, end of period	2,802,217	2,245,352	2,802,217	2,245,352
Losses and loss expenses recoverable	421,518	317,252	421,518	317,252
Reserve for losses and loss expenses, end of period	$3,223,735	$2,562,604	$3,223,735	$2,562,604

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

Credit risk

The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2013, 97.7% (December 31, 2012: 97.9%) of reinsurance recoverables

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(which includes loss reserves recoverable and recoverables on paid losses) were fully collateralized or from reinsurers rated A- or better and included $211,864 of total IBNR recoverable (December 31, 2012: $185,255). Reinsurance recoverables by reinsurer are as follows:

	September 30, 2013		December 31, 2012
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$340,988	75.5%	$360,234	74.1%
Other reinsurers’ balances > $1 million	102,714	22.7%	115,262	23.7%
Other reinsurers’ balances < $1 million	7,890	1.8%	10,906	2.2%
Total	$451,592	100.0%	$486,402	100.0%

	September 30, 2013
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$74,586	21.9%
Everest Re	A+	52,372	15.3%
National Indemnity	AA+	50,984	14.9%
Hannover Re	AA-	45,975	13.5%
Fully Collateralized	NR	34,293	10.1%
Swiss Re	AA-	20,728	6.1%
Third Point Reinsurance Ltd	A-	20,049	5.9%
Transatlantic Re	A+	15,887	4.7%
XL Re	A	14,062	4.1%
Munich Re	AA-	12,052	3.5%
Total		$340,988	100.0%

	December 31, 2012
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$71,469	19.9%
National Indemnity	AA+	59,941	16.6%
Everest Re	A+	51,340	14.3%
Fully Collateralized	NR	47,445	13.2%
Hannover Re	AA-	40,552	11.3%
Munich Re	AA-	20,954	5.8%
Transatlantic Re	A+	20,320	5.6%
Swiss Re	AA-	16,992	4.7%
Allianz	AA-	16,367	4.5%
XL Re	A	14,854	4.1%
Total		$360,234	100.0%
NR: Not rated

At September 30, 2013 and December 31, 2012, the provision for uncollectible reinsurance relating to losses recoverable was $6,209 and $6,602, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. The Company uses a default analysis to estimate

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer and default factors used to determine the portion of a reinsurer's balance deemed to be uncollectible. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

Of the $451,592 reinsurance recoverable at September 30, 2013 (December 31, 2012: $486,402), $34,293 was fully collateralized (December 31, 2012: $47,445).

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

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 6, 2013, the Board of Directors of the Company approved an increase in the Company's common share purchase authorization to $500,000. This amount is in addition to the $1,206,845 of common shares repurchased by the Company through February 6, 2013 under its previously authorized share repurchase programs.

There were no additional share repurchases during the three months ended September 30, 2013. The Company has repurchased 52,849,445 common shares for an aggregate purchase price of $1,564,029 from the inception of its share repurchase program to September 30, 2013. The Company had $142,816 remaining under its authorized share repurchase program as of September 30, 2013.

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

The following table is a summary of the common shares issued and outstanding:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	768,889
Restricted share units vested, net of shares withheld	14,381
Options exercised	277,615
Warrants exercised	591,480
Direct issuance of common stock	928
Performance share awards vested, net of shares withheld	31,897
Deferred share units vested, net of shares withheld	2,935
Common shares issued, September 30, 2013	154,386,316
Shares repurchased, September 30, 2013	(54,488,320)
Common shares outstanding, September 30, 2013	99,897,996

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	1,545,024
Restricted share units vested, net of shares withheld	15,173
Options exercised	439,065
Warrants exercised	130,121
Common shares issued, September 30, 2012	136,632,448
Shares repurchased, September 30, 2012	(43,138,057)
Common shares outstanding, September 30, 2012	93,494,391

(b)	Warrants

During the three months ended September 30, 2013, 163,772 warrants were exercised which resulted in the issuance of 83,287 common shares. During the nine months ended September 30, 2013, 1,114,416 warrants were exercised which resulted in the issuance of 591,480 common shares. During the three and nine months ended September 30, 2012, 264,127 warrants were exercised which resulted in the issuance of 130,121 shares. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date. The total outstanding warrants at September 30, 2013 were 5,296,056 (December 31, 2012: 6,410,472). No further warrants are anticipated to be issued.

(c)	Deferred share units

Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash.  The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  There were no outstanding deferred share units at September 30, 2013 (December 31, 2012: 5,001).

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

On July 30, 2013, the Company announced a quarterly cash dividend of $0.30 (2012: $0.25) per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on September 30, 2013 to holders of record on September 13, 2013.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Stock plans

Long Term Incentive Plan and Short Term Incentive Plan

The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 1,783,462 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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

Share compensation expenses in respect of options of $nil were recorded for the three months ended September 30, 2013 (2012: $nil). Share compensation expenses in respect of options of $nil were recorded for the nine months ended September 30, 2013 (2012: $142). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

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

Activity with respect to options for the nine months ended September 30, 2013 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2012	1,823,947	$6.52	$20.69
Options regranted (modified)	1,833,414	6.76	19.02
Options exercised	(277,615)	5.24	23.58
Options cancelled (modified)	(1,733,139)	6.76	20.12
Options outstanding, September 30, 2013	1,646,607	$6.75	$18.94
Options exercisable, September 30, 2013	1,646,607	$6.75	$18.94

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to options for the nine months ended September 30, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options exercised	(439,065)	7.44	17.73
Options outstanding, September 30, 2012	1,823,947	$6.52	$20.69
Options exercisable, September 30, 2012	1,823,947	$6.52	$20.69

ii.Restricted share awards

Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $10,041 were recorded for the three months ended September 30, 2013 (2012: $6,626). Share compensation expenses of $20,035 were recorded for the nine months ended September 30, 2013 (2012: $18,742). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share awards for the nine months ended September 30, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	1,580,117	36.06
Restricted share awards vested	(930,296)	28.08
Restricted share awards forfeited	(110,912)	28.34
Restricted share awards outstanding, September 30, 2013	2,709,456	$33.65

Activity with respect to unvested restricted share awards for the nine months ended September 30, 2012 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	901,506	31.38
Restricted share awards vested	(1,678,905)	24.36
Restricted share awards forfeited	(30,801)	28.10
Restricted share awards outstanding, September 30, 2012	2,195,347	$29.12

At September 30, 2013, there were $76,084 (December 31, 2012: $43,952) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 3.4 years (December 31, 2012: 2.6 years ).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

iii.Restricted share units

Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $168 were recorded for the three months ended September 30, 2013 (2012: $132). Share compensation expenses of $419 were recorded for the nine months ended September 30, 2013 (2012: $363). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Activity with respect to unvested restricted share units for the nine months ended September 30, 2013 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Restricted share units granted	36,635	36.11
Restricted share units vested	(21,814)	28.17
Restricted share units issued in lieu of cash dividends	3,924	30.29
Restricted share units outstanding, September 30, 2013	65,983	$33.74

Activity with respect to unvested restricted share units for the nine months ended September 30, 2012 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2011	53,312	$27.60
Restricted share units granted	16,633	31.77
Restricted share units vested	(22,818)	26.49
Restricted share units issued in lieu of cash dividends	1,162	28.36
Restricted share units forfeited	(1,393)	28.57
Restricted share units outstanding, September 30, 2012	46,896	$29.61

At September 30, 2013, there were $1,839 (December 31, 2012: $978) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.5 years (December 31, 2012: 2.6 years).

iv.Performance share awards

The performance share awards contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share (“DBVPS”) over a three year period. For performance share awards granted during the period, the grant date Diluted Book Value per Share is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of comprehensive income in the period in which they are determined.

Share compensation expenses of $318 were recorded for the three months ended September 30, 2013 (2012: $587). Share compensation expenses of ($971) were recorded for the nine months ended September 30, 2013 (2012: $336). The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested performance share awards for the nine months ended September 30, 2013 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2012	220,845	$31.81
Performance share awards granted	38,386	36.11
Performance share awards vested	(39,094)	28.70
Performance share awards forfeited	(18,701)	31.05
Performance share awards conversion adjustment	(99,616)	$33.05
Performance share awards outstanding, September 30, 2013	101,820	$33.56

Activity with respect to unvested performance share awards for the nine months ended September 30, 2012 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards granted	41,128	31.38
Performance share awards forfeited	(99,302)	28.70
Performance share awards outstanding, September 30, 2012	220,845	$31.81

At September 30, 2013, there were $1,893 (December 31, 2012: $3,328) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.2 years (December 31, 2012: 1.7 years).

 Total share compensation expenses

The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Options	$—	$—	$—	$142
Restricted share awards	10,041	6,626	20,035	18,742
Restricted share units	168	132	419	363
Performance share awards	318	587	(971)	336
Total	$10,527	$7,345	$19,483	$19,583

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Debt and financing arrangements

(a)	Financing structure and finance expenses

The financing structure at September 30, 2013 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,171
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	371,990	—
$200,000 bi-lateral secured letter of credit facility	200,000	77,626	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	258	—
IPC bi-lateral facility	40,000	26,019	—
$375,000 Flagstone bi-lateral facility	375,000	297,996	—
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,577	137,577	137,577
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total	$2,426,327	$1,590,016	$788,298

The financing structure at December 31, 2012 was:

	Commitment	Outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
2010 Senior Notes due 2040	250,000	250,000	247,090
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	376,570	—
$500,000 secured letter of credit facility	500,000	92,402	—
Talbot FAL Facility (b)	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	219	—
IPC bi-lateral facility	80,000	40,613	—
$550,000 Flagstone bi-lateral facility	550,000	381,019	—
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,159	137,159	137,159
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total	$2,940,909	$1,706,532	$787,799

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Finance expenses consist of interest on our junior subordinated deferrable debentures, senior notes, variable funding notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges and the costs of FAL as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
2006 Junior Subordinated Deferrable Debentures	$2,235	$1,628	$6,633	$4,729
2007 Junior Subordinated Deferrable Debentures	1,848	1,211	5,492	7,072
2010 Senior Notes due 2040	5,597	5,597	16,792	16,792
Variable Funding Notes (a)	11,893	—	44,562	—
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,285	—	5,988	—
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,807	—	4,426	—
Credit facilities	1,248	948	5,001	10,530
Bank charges	187	(52)	419	131
Talbot FAL Facility	32	30	95	93
Total	$27,132	$9,362	$89,408	$39,347

(a)	Includes variable funding note expense and other AlphaCat related fees. Refer to Note 13: "Variable funding notes" for further details.

(b)	$250,000 2010 Senior Notes due 2040

On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “2010 Senior Notes”) in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The Company may redeem the notes in whole, but not in part, at any time upon the occurrence of certain tax events as described in the prospectus supplement of the 2010 Senior Notes. The 2010 Senior Notes bear interest at the rate of 8.875% per annum from January 26, 2010 to maturity or early redemption. Interest on the 2010 Senior Notes is payable semi-annually in arrears on January 26 and July 26 of each year, commencing on July 26, 2010.  The net proceeds of $243,967 from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of its outstanding capital stock and payment of dividends to shareholders. Debt issuance costs of $2,808 were deferred as an asset and amortized over the life of the 2010 Senior Notes. There were no redemptions made during the nine months ended September 30, 2013 and 2012.

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

(c)	Junior subordinated deferrable debentures

On June 15, 2006, the Company participated in a private placement of $150,000 of junior subordinated deferrable interest debentures due 2036 (the “2006 Junior Subordinated Deferrable Debentures”). The 2006 Junior Subordinated Deferrable Debentures mature on June 15, 2036, are redeemable at the Company’s option at par as of June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest was payable at 9.069% per annum through June 15, 2011, and thereafter at a floating rate of three-month LIBOR plus 355 basis points, reset

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

quarterly. The proceeds of $150,000 from the sale of the 2006 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund Validus Re segment operations and for general working capital purposes. Debt issuance costs of $3,750 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the nine months ended September 30, 2013 and 2012.

On June 21, 2007, the Company participated in a private placement of $200,000 of junior subordinated deferrable interest debentures due 2037 (the “2007 Junior Subordinated Deferrable Debentures”). The 2007 Junior Subordinated Deferrable Debentures mature on June 15, 2037, are redeemable at the Company’s option at par as of June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest was payable at 8.480% per annum through June 15, 2012, and thereafter at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The proceeds of $200,000 from the sale of the 2007 Junior Subordinated Deferrable Debentures, after the deduction of commissions paid to the placement agents in the transaction and other expenses, were used by the Company to fund the purchase of Talbot Holdings Ltd. Debt issuance costs of $2,000 were deferred as an asset and were amortized to income over the five year optional redemption period. There were no redemptions made during the nine months ended September 30, 2013 and 2012.

As part of the Flagstone Acquisition, the Company assumed $137,577 of junior subordinated deferrable debentures due 2036 (the “Flagstone 2006 Junior Subordinated Deferrable Debentures”). The Flagstone 2006 Junior Subordinated Deferrable Debentures mature on September 15, 2036, are redeemable at the Company's option at par beginning as of September 15, 2011, and require quarterly interest payments by the Company to the holders of the Flagstone 2006 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 354 basis points, reset quarterly. There were no redemptions made during the nine months ended September 30, 2013 and 2012.

 As part of the Flagstone Acquisition, the Company assumed $113,750 of junior subordinated deferrable debentures due 2037 (the “Flagstone 2007 Junior Subordinated Deferrable Debentures”). Of these, $88,750 of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on July 30, 2037, are redeemable at the Company's option at par as of July 30, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 300 basis points, reset quarterly. The remaining $25,000 of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on September 15, 2037, are redeemable at the Company's option at par as of September 15, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 310 basis points, reset quarterly. There were no redemptions made during the nine months ended September 30, 2013 and 2012.
Future expected payments of principal on the 2006 and 2007 Junior Subordinated Deferrable Debentures and Flagstone 2006 and 2007 Junior Subordinated Deferrable Debentures are as follows:

2013	$—
2014	—
2015	—
2016	—
2017 and thereafter	540,709
Total minimum future payments	$540,709

(d)	Credit facilities

(i)	$400,000 syndicated unsecured letter of credit facility and $525,000 syndicated secured letter of credit facility

On March 9, 2012, the Company, IPCRe Limited ("IPC"), (formerly Validus Re Americas, Ltd.), PaCRe and Validus Re entered into a $400,000 four year unsecured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit availability for the Company and certain designated subsidiaries of the Company and revolving credit availability for the Company (the "Four Year Unsecured Facility") (the full $400,000 of which is available for letters of credit and/or revolving loans). The Four Year Unsecured Facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Lloyds Securities Inc. and SunTrust Robinson Humphrey, Inc. Letters of credit under the Four Year Unsecured Facility are available to support obligations in connection with

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

the insurance business of the Company and its subsidiaries. Loans under the Four Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Four Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Unsecured Facility do not exceed $500,000. Letter of credit fees are payable on account of each letter of credit issued under the Four Year Unsecured Facility at a rate per annum equal to an applicable rate. Borrowings under the Four Year Unsecured Facility bear interest, at the option of the Company, at the base rate (the higher of the prime rate announced by JPMorgan Chase Bank, N.A., the federal funds effective rate plus 0.5%, and the adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate applicable to such loans, plus an applicable rate.

Also on March 9, 2012, the Company, IPC and Validus Re entered into a $525,000 four-year secured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit availability for the Company and certain designated subsidiaries of the Company (the "Four Year Secured Facility" and together with the Four Year Unsecured Facility, the "Credit Facilities"). The Four Year Secured Facility was provided by a syndicate of commercial banks arranged by J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Lloyds Securities Inc. and SunTrust Robinson Humphrey, Inc. Letters of credit under the Four Year Secured Facility will be available to support obligations in connection with the insurance business of the Company and its subsidiaries. The Company may request that existing lenders under the Four Year Secured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Secured Facility do not exceed $700,000. The obligations of the Company and its designated subsidiaries under the Four Year Secured Facility are secured by cash and securities deposited into cash collateral accounts from time to time with The Bank of New York Mellon. Letter of credit fees are payable on account of each letter of credit issued under the Four Year Secured Facility at a rate per annum equal to an applicable rate. Borrowings under the Four Year Secured Facility bear interest at the base rate (the higher of the prime rate announced by JPMorgan Chase Bank, N.A., the federal funds effective rate plus 0.5%, and the adjusted LIBOR rate plus 1.0%).

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

As of September 30, 2013, there was $371,990 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2012: $376,570) and $nil outstanding under the Four Year Unsecured Facility (December 31, 2012: $nil).

As of September 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
On March 9, 2012, upon entering into the Credit Facilities, the Company terminated its (a) three-year bi-lateral $60,000 unsecured revolving credit facility, dated March 12, 2010 with Lloyds TSB Bank plc, (b) $340,000 three-year unsecured credit facility, dated March 12, 2010 with Deutsche Bank Securities Inc., as syndication agent and JPMorgan Chase Bank, N.A. as administrative agent, and (c) $500,000 five-year secured credit facility, dated March 12, 2007 with Deutsche Bank Securities Inc., as syndication agent and JPMorgan Chase Bank, N.A. as administrative agent. No early termination penalties were incurred.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(ii)	Talbot FAL Facility

On November 29, 2007, Talbot entered into a $100,000 standby Letter of Credit facility (the “Talbot FAL Facility”) to provide Funds at Lloyd’s for the 2008 and 2009 underwriting years of account; this facility is guaranteed by the Company and is secured against the assets of Validus Re. The Talbot FAL Facility was provided by a syndicate of commercial banks arranged by Lloyds TSB Bank plc and ING Bank N.V., London Branch.

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

The Talbot FAL Facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL Facility. As of September 30, 2013, the Company had $25,000 (December 31, 2012: $25,000) in outstanding letters of credit under this facility.

As of September 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL Facility.

(iii)	IPC Syndicated Facility and IPC bi-lateral facility

IPC obtained letters of credit through the IPC Syndicated Facility and the IPC Bi-Lateral Facility. In July 2009, certain terms of these facilities were amended including suspending IPC’s ability to increase existing letters of credit or to issue new letters of credit. Effective March 31, 2010, the IPC Syndicated Facility was closed. As of September 30, 2013, $26,019 of outstanding letters of credit were issued under the IPC bi-lateral facility (December 31, 2012: $40,613).

As of September 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

(iv) $200,000 secured bi-lateral letter of credit facility

On August 10, 2009, Validus Re entered into an uncommitted secured bi-lateral letter of credit facility with Citibank Europe plc (the “secured bi-lateral letter of credit facility”). Letters of credit were first issued under the Secured Bi-Lateral Letter of Credit Facility during the first quarter of 2012. As of September 30, 2013, $77,626 of letters of credit were outstanding under the Secured Bi-Lateral Letter of Credit Facility (December 31, 2012: $92,402). The secured bi-lateral letter of credit facility has no fixed termination date and as of September 30, 2013, Validus Re was in compliance with all terms and covenants thereof.

(v) $10,000 PaCRe Senior secured letter of credit facility

On May 11, 2012, PaCRe (as Borrower) and its subsidiary, PaCRe Investments, Ltd. (as Guarantor) entered into a 364-Day secured revolving credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in an aggregate amount of $10,000. As of September 30, 2013, $258 of letters of credit were outstanding under this facility (December 31, 2012: $219).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of September 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the PaCRe Senior secured letter of credit facility.

(vi) $375,000 Flagstone bi-lateral facility

As part of the Flagstone Acquisition, the Company assumed a Letter of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone bi-lateral facility”). At September 30, 2013, the Flagstone bi-lateral facility had $297,996 letters of credit issued and outstanding (December 31, 2012: $381,019).

As of September 30, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone bi-lateral facility.

13. Variable funding notes

AlphaCat Master Fund Ltd. (“Master Fund”), a wholly-owned Bermuda registered exempt mutual fund company and AlphaCat Reinsurance Ltd. (“AlphaCat Re”), a wholly-owned Bermuda Class 3 licensed insurance company, issued Variable Funding Notes (“VFNs”) to the AlphaCat ILS funds and AlphaCat 2013.

The purpose of the VFNs is to enable the AlphaCat ILS funds and AlphaCat 2013 to invest in specific contracts or cat bonds through the market facing entities. The economic benefit of the investments is transferred to the AlphaCat ILS funds and AlphaCat 2013 by way of interim payments, which accrue to the AlphaCat ILS funds and AlphaCat 2013 according to the earnings in AlphaCat Re and Master Fund.

The following table presents a summary of the VFNs on the balance sheet as at September 30, 2013:

September 30, 2013
AlphaCat 2013	$214,639
AlphaCat ILS funds	223,331
Total	$437,970

For details on the VFNs interest expense which is included in the Company's Consolidated Statements of Comprehensive Income, refer to Note 12: "Debt and financing arrangements."

14. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income ("AOCI"), by component for the three and nine months ended September 30, 2013 are as follows:

Three Months Ended
September 30, 2013
Foreign currency translation adjustments
Beginning Balance - June 30, 2013	(8,262)
Amounts reclassified to retained earnings	—
Current period foreign currency translation adjustments	4,390
Ending balance - September 30, 2013	(3,872)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended
September 30, 2013
Foreign currency translation adjustments
Beginning Balance - December 31, 2012	(2,953)
Amounts reclassified to retained earnings	4,290
Current period foreign currency translation adjustments	(5,209)
Ending balance - September 30, 2013	(3,872)

15. Commitments and contingencies

(a)	Concentrations of credit risk

The Company's investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher, with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% of its investment portfolio or less, excluding government and agency securities. With the exception of the Company's bank loan portfolio, which represents 10.9% of the Company's total investments as at September 30, 2013, the minimum credit rating of any security purchased is Baa3/BBB-. In the case where currently held investments are downgraded below Baa3/BBB-, the Company tolerates a holding of up to 2% of its investment portfolio in aggregate market value, or 10% with written authorization. Excluding bank loans, 1.3% of the portfolio had a split rating below Baa3/BBB- as at September 30, 2013. The Company did not have an aggregate exposure to any single issuer of more than 1.0% of its investment portfolio, other than with respect to government and agency securities as at September 30, 2013.

(b)	Funds at Lloyd's

Talbot operates in Lloyd's through a corporate member, Talbot 2002 Underwriting Capital Ltd ("T02"), which is the sole participant in Syndicate 1183. Lloyd's sets T02's required capital annually based on Syndicate 1183's business plan, rating environment and reserving environment together with input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd's (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at September 30, 2013 amounted to $428,700 (December 31, 2012: $428,700) of which $25,000 is provided under the Talbot FAL Facility (December 31, 2012: $25,000).

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

(c)Lloyd's Central Fund

Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2013 underwriting capacity at Lloyd's of £620,000, at the September 30, 2013 exchange rate of £1 equals $1.6192 and assuming the maximum 3% assessment, the Company would be assessed approximately $30,117.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d)    Aquiline Commitment
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. The Company's remaining commitment at September 30, 2013 was $19,292.
16. Related party transactions

The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 4,946,643 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company and are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and nine months ended September 30, 2013 of $nil (2012: $6,167) and $2,848 (2012: $7,582) respectively, with $603 included in premiums receivable at September 30, 2013 (December 31, 2012: $251). The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2013 of $19 (2012: $nil) and $23 (2012: $nil) respectively. The Company recorded $4,420 of loss reserves recoverable at September 30, 2013 (December 31, 2012: $3,694). Earned premium adjustments of $718 (2012: $5,019) and $2,147 (2012: $5,751) were recorded during the three and nine months ended September 30, 2013 respectively.
Aquiline was previously a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. As of March 31, 2013, Tiger Risk was no longer a related party due to Aquiline's disposal of its investment. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk for the three and nine months ended September 30, 2012 of $58 and $2,418 of which $964 was included in accounts payable and accrued expenses at December 31, 2012.

On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning and Michael Carpenter, the Chairman of Talbot Holdings Ltd. and a director of the Company, serves as a director of a subsidiary company of Conning Holdings Corp. Investment management fees earned by Conning for the three and nine months ended September 30, 2013 were $165 (2012: $207) and $396 (2012: $611) respectively with $179 included in accounts payable and accrued expenses at September 30, 2013 (December 31, 2012: $201).
On December 20, 2011, Validus Re entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which Validus Re has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three and nine months ended September 30, 2013, the Company incurred $505 (2012: $674) and $625 (2012: $2,560) in partnership fees and made $6,185 (2012: $430) and $13,089 (2012: $5,328) of capital contributions respectively, of which $nil was included in accounts payable and accrued expenses at September 30, 2013 (December 31, 2012: $nil).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

17. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic earnings per share
Net income	$229,063	$264,044	$419,503	$510,540
Loss attributable to noncontrolling interest	(45,694)	(56,746)	17,831	(11,386)
Net income available to Validus	183,369	207,298	437,334	499,154
Less: Dividends and distributions declared on outstanding warrants	(1,552)	(1,663)	(17,662)	(5,121)
Net income available to common shareholders	$181,817	$205,635	$419,672	$494,033

Weighted average number of common shares outstanding	99,834,563	93,368,775	103,451,396	97,016,034

Basic earnings per share available to common shareholders	$1.82	$2.20	$4.06	$5.09

Diluted earnings per share
Net income	$229,063	$264,044	$419,503	$510,540
(Income) loss attributable to noncontrolling interest	(45,694)	(56,746)	17,831	(11,386)
Net income available to Validus	183,369	207,298	437,334	499,154
Less: Dividends and distributions declared on outstanding warrants	—	—	(17,662)	—
Net income available to common shareholders	$183,369	$207,298	$419,672	$499,154

Weighted average number of common shares outstanding	99,834,563	93,368,775	103,451,396	97,016,034
Share equivalents:
Warrants	2,606,669	3,248,788	—	3,116,298
Stock options	782,158	716,693	1,090,298	777,245
Unvested restricted shares	390,376	902,234	723,219	1,423,938
Weighted average number of diluted common shares outstanding	103,613,766	98,236,490	105,264,913	102,333,515

Diluted earnings per share available to common shareholders	$1.77	$2.11	$3.99	$4.88

Share equivalents that would result in the issuance of common shares of 125,728 (2012: 2,724) and 464,516 (2012: 231,621) were outstanding for the three and nine months ended September 30, 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended September 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$130,925	$3,481	$246,468	$(24,114)	$356,760
Reinsurance premiums ceded	(13,006)	(525)	(49,998)	24,114	(39,415)
Net premiums written	117,919	2,956	196,470	—	317,345
Change in unearned premiums	157,873	34,210	21,860	—	213,943
Net premiums earned	275,792	37,166	218,330	—	531,288

Underwriting deductions
Losses and loss expenses	62,250	15,615	100,100	—	177,965
Policy acquisition costs	47,662	3,787	44,899	(1,448)	94,900
General and administrative expenses	19,785	5,728	37,402	18,174	81,089
Share compensation expenses	2,479	152	2,992	4,904	10,527
Total underwriting deductions	132,176	25,282	185,393	21,630	364,481

Underwriting income (loss)	$143,616	$11,884	$32,937	$(21,630)	$166,807

Net investment income	15,628	967	4,395	(981)	20,009
Other (loss) income	(1,892)	3,791	73	(4,778)	(2,806)
Finance expenses	(3,640)	(11,895)	(107)	(11,490)	(27,132)
Operating income (loss) before taxes and income from operating affiliates	153,712	4,747	37,298	(38,879)	156,878
Tax benefit (expense)	143	—	(513)	365	(5)
Income from operating affiliates	—	1,463	—	—	1,463
Net operating income (loss)	$153,855	$6,210	$36,785	$(38,514)	$158,336

Net realized (losses) gains on investments	(10,137)	4,084	(267)	—	(6,320)
Net unrealized gains on investments	23,144	44,145	2,678	—	69,967
Income from investment affiliate	1,044	—	—	—	1,044
Foreign exchange gains (losses)	2,168	388	4,238	(758)	6,036
Net income (loss)	$170,074	$54,827	$43,434	$(39,272)	$229,063

Net loss attributable to noncontrolling interest	—	(45,694)	—	—	(45,694)
Net income (loss) available (attributable) to Validus	$170,074	$9,133	$43,434	$(39,272)	$183,369

Selected ratios:
Net premiums written / Gross premiums written	90.1%	84.9%	79.7%		89.0%

Losses and loss expenses (a)	22.6%	42.0%	45.8%		33.5%

Policy acquisition costs (a)	17.3%	10.2%	20.6%		17.9%
General and administrative expenses (a) (b)	8.1%	15.8%	18.5%		17.2%
Expense ratio (a)	25.4%	26.0%	39.1%		35.1%

Combined ratio (a)	48.0%	68.0%	84.9%		68.6%

Total assets	$5,854,354	$1,446,941	$2,892,477	$123,596	$10,317,368

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended September 30, 2012	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$145,010	$2,934	$260,755	$(18,484)	$390,215
Reinsurance premiums ceded	(10,426)	—	(53,801)	18,484	(45,743)
Net premiums written	134,584	2,934	206,954	—	344,472
Change in unearned premiums	107,728	2,591	20,313	—	130,632
Net premiums earned	242,312	5,525	227,267	—	475,104

Underwriting deductions
Losses and loss expenses	66,890	—	88,565	—	155,455
Policy acquisition costs	37,785	547	61,640	(1,349)	98,623
General and administrative expenses	16,938	2,087	36,605	14,917	70,547
Share compensation expenses	2,076	84	2,200	2,985	7,345
Total underwriting deductions	123,689	2,718	189,010	16,553	331,970

Underwriting income (loss)	$118,623	$2,807	$38,257	$(16,553)	$143,134

Net investment income	19,644	1,193	5,260	(608)	25,489
Other income	1,543	7,674	680	(2,573)	7,324
Finance expenses	(789)	(56)	(73)	(8,444)	(9,362)
Operating income (loss) before taxes and income from operating affiliates	139,021	11,618	44,124	(28,178)	166,585
Tax expense	(2)	—	(11)	(1,330)	(1,343)
Income from operating affiliates	—	6,235	—	—	6,235
Net operating income (loss)	$139,019	$17,853	$44,113	$(29,508)	$171,477

Net realized gains on investments	6,643	300	2,120	—	9,063
Net unrealized on investments	19,232	62,432	4,681	—	86,345
(Loss) from investment affiliate	(160)	—	—	—	(160)
Foreign exchange gains (losses)	8	30	1,146	(81)	1,103
Transaction expenses (c)	—	—	—	(3,784)	(3,784)
Net income (loss)	$164,742	$80,615	$52,060	$(33,373)	$264,044

Net loss attributable to noncontrolling interest	—	(56,746)	—	—	(56,746)
Net income (loss) available (attributable) to Validus	$164,742	$23,869	$52,060	$(33,373)	$207,298

Selected ratios:
Net premiums written / Gross premiums written	92.8%	100.0%	79.4%		88.3%

Losses and loss expenses (a)	27.6%	0.0%	39.0%		32.7%

Policy acquisition costs (a)	15.6%	9.9%	27.1%		20.8%
General and administrative expenses (a) (b)	7.8%	39.3%	17.1%		16.4%
Expense ratio (a)	23.4%	49.2%	44.2%		37.2%

Combined ratio (a)	51.0%	49.2%	83.2%		69.9%

Total assets	$4,729,344	$768,612	$2,931,174	$34,690	$8,463,820

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

(c)	The transaction expenses relate to costs incurred in connection with the acquisition of Flagstone Reinsurance Holdings, S.A.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,232,272	$146,757	$855,516	$(70,712)	$2,163,833
Reinsurance premiums ceded	(226,292)	(525)	(191,922)	70,712	(348,027)
Net premiums written	1,005,980	146,232	663,594	—	1,815,806
Change in unearned premiums	(122,303)	(46,459)	(37,237)	—	(205,999)
Net premiums earned	883,677	99,773	626,357	—	1,609,807

Underwriting deductions
Losses and loss expenses	319,298	16,928	251,554	—	587,780
Policy acquisition costs	142,195	10,011	127,092	(3,635)	275,663
General and administrative expenses	69,649	13,757	100,506	48,423	232,335
Share compensation expenses	5,421	314	6,754	6,994	19,483
Total underwriting deductions	536,563	41,010	485,906	51,782	1,115,261

Underwriting income (loss)	$347,114	$58,763	$140,451	$(51,782)	$494,546

Net investment income	61,770	2,821	13,496	(6,219)	71,868
Other income (loss)	11,237	17,439	564	(24,943)	4,297
Finance expenses	(12,133)	(46,429)	(256)	(30,590)	(89,408)
Operating income (loss) before taxes and income from operating affiliates	407,988	32,594	154,255	(113,534)	481,303
Tax benefit (expense)	1,755	—	(1,184)	(351)	220
Income from operating affiliates	—	8,779	—	—	8,779
Net operating income (loss)	$409,743	$41,373	$153,071	$(113,885)	$490,302

Net realized (losses) gains on investments	(5,790)	4,084	516	—	(1,190)
Net unrealized (losses) on investments	(36,883)	(31,029)	(10,706)	—	(78,618)
Income from investment affiliate	4,274	—	—	—	4,274
Foreign exchange gains (losses)	7,448	(663)	(1,877)	(173)	4,735
Net income (loss)	$378,792	$13,765	$141,004	$(114,058)	$419,503

Net loss attributable to noncontrolling interest	—	17,831	—	—	17,831
Net income (loss) available (attributable) to Validus	$378,792	$31,596	$141,004	$(114,058)	$437,334

Selected ratios:
Net premiums written / Gross premiums written	81.6%	99.6%	77.6%		83.9%

Losses and loss expenses (a)	36.1%	17.0%	40.2%		36.5%

Policy acquisition costs (a)	16.1%	10.0%	20.3%		17.2%
General and administrative expenses (a) (b)	8.5%	14.1%	17.1%		15.6%
Expense ratio (a)	24.6%	24.1%	37.4%		32.8%

Combined ratio (a)	60.7%	41.1%	77.6%		69.3%

Total assets	$5,854,354	$1,446,941	$2,892,477	$123,596	$10,317,368

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2012	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,052,726	$21,607	$837,536	$(57,276)	$1,854,593
Reinsurance premiums ceded	(137,504)	—	(191,619)	57,276	(271,847)
Net premiums written	915,222	21,607	645,917	—	1,582,746
Change in unearned premiums	(177,215)	(9,832)	(21,769)	—	(208,816)
Net premiums earned	738,007	11,775	624,148	—	1,373,930

Underwriting deductions
Losses and loss expenses	244,286	—	296,850	—	541,136
Policy acquisition costs	113,659	1,185	142,181	(4,141)	252,884
General and administrative expenses	48,332	5,521	100,910	43,794	198,557
Share compensation expenses	5,914	195	5,347	8,127	19,583
Total underwriting deductions	412,191	6,901	545,288	47,780	1,012,160

Underwriting income (loss)	$325,816	$4,874	$78,860	$(47,780)	$361,770

Net investment income	64,915	2,672	16,475	(4,928)	79,134
Other income	4,229	22,237	2,033	(6,290)	22,209
Finance expenses	(6,628)	(495)	(224)	(32,000)	(39,347)
Operating income (loss) before taxes and income from operating affiliates	388,332	29,288	97,144	(90,998)	423,766
Tax (expense) benefit	(11)	—	(562)	(1,313)	(1,886)
Income from operating affiliates	—	13,194	—	—	13,194
Net operating income (loss)	$388,321	$42,482	$96,582	$(92,311)	$435,074

Net realized gains on investments	17,708	216	4,825	—	22,749
Net unrealized gains on investments	35,400	12,316	5,726	—	53,442
(Loss) from investment affiliate	(558)	—	—	—	(558)
Foreign exchange gains (losses)	2,461	47	1,334	(225)	3,617
Transaction expenses (c)	—	—	—	(3,784)	(3,784)
Net income (loss)	$443,332	$55,061	$108,467	$(96,320)	$510,540

Net loss attributable to noncontrolling interest	—	(11,386)	—	—	(11,386)
Net income (loss) available (attributable) to Validus	$443,332	$43,675	$108,467	$(96,320)	$499,154

Selected ratios:
Net premiums written / Gross premiums written	86.9%	100.0%	77.1%		85.3%

Losses and loss expenses (a)	33.1%	0.0%	47.6%		39.4%

Policy acquisition costs (a)	15.4%	10.1%	22.8%		18.4%
General and administrative expenses (a) (b)	7.4%	48.5%	17.0%		15.9%
Expense ratio (a)	22.8%	58.6%	39.8%		34.3%

Combined ratio (a)	55.9%	58.6%	87.4%		73.7%

Total assets	$4,729,344	$768,612	$2,931,174	$34,690	$8,463,820

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

(c)	The transaction expenses relate to costs incurred in connection with the acquisition of Flagstone Reinsurance Holdings, S.A.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended September 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$39,618	$2,546	$21,573	$(2,105)	$61,632	17.3%
Worldwide excluding United States (a)	16,973	—	34,751	(4,138)	47,586	13.3%
Australia and New Zealand	(9,482)	33	2,905	(236)	(6,780)	(1.9)%
Europe	4,252	377	9,778	(986)	13,421	3.8%
Latin America and Caribbean	5,902	—	38,084	(3,353)	40,633	11.4%
Japan	(2,637)	—	1,066	(117)	(1,688)	(0.5)%
Canada	1,469	500	2,749	(740)	3,978	1.1%
Rest of the world (b)	5,641	—	22,167	(1,830)	25,978	7.3%
Sub-total, non United States	22,118	910	111,500	(11,400)	123,128	34.5%
Worldwide including United States (a)	29,611	25	18,246	(1,665)	46,217	13.0%
Other location non-specific (c)	39,578	—	95,149	(8,944)	125,783	35.3%
Total	$130,925	$3,481	$246,468	$(24,114)	$356,760	100.0%

	Three Months Ended September 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$53,138	$2,211	$21,004	$(1,482)	$74,871	19.2%
Worldwide excluding United States (a)	7,085	—	28,113	(2,029)	33,169	8.5%
Australia and New Zealand	4,887	217	5,356	(369)	10,091	2.6%
Europe	10,251	512	10,426	(748)	20,441	5.2%
Latin America and Caribbean	3,299	—	36,735	(2,621)	37,413	9.6%
Japan	781	—	1,916	(136)	2,561	0.7%
Canada	260	—	3,696	(258)	3,698	0.9%
Rest of the world (b)	6,303	—	30,572	(2,133)	34,742	8.9%
Sub-total, non United States	32,866	729	116,814	(8,294)	142,115	36.4%
Worldwide including United States (a)	17,375	(6)	17,571	(1,238)	33,702	8.6%
Other location non-specific (c)	41,631	—	105,366	(7,470)	139,527	35.8%
Total	$145,010	$2,934	$260,755	$(18,484)	$390,215	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other location non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable such as marine and aerospace risks and can span multiple geographic areas and are not fixed locations in some instances.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$470,745	$50,935	$77,630	$(10,599)	$588,711	27.2%

Worldwide excluding United States (a)	69,482	14,801	109,562	(9,065)	184,780	8.4%
Australia and New Zealand	21,116	2,216	7,930	(467)	30,795	1.4%
Europe	64,986	2,514	41,523	(3,892)	105,131	4.9%
Latin America and Caribbean	5,885	—	124,120	(7,312)	122,693	5.7%
Japan	41,939	653	5,258	(963)	46,887	2.2%
Canada	4,503	818	8,790	(1,336)	12,775	0.6%
Rest of the world (b)	29,211	—	62,803	(3,700)	88,314	4.1%
Sub-total, non United States	237,122	21,002	359,986	(26,735)	591,375	27.3%
Worldwide including United States (a)	180,621	74,820	63,998	(10,214)	309,225	14.3%
Other location non-specific (c)	343,784	—	353,902	(23,164)	674,522	31.2%
Total	$1,232,272	$146,757	$855,516	$(70,712)	$2,163,833	100.0%

	Nine Months Ended September 30, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$347,492	$12,643	$62,812	$(4,764)	$418,183	22.5%

Worldwide excluding United States (a)	51,289	278	115,836	(10,681)	156,722	8.5%
Australia and New Zealand	37,474	217	9,798	(721)	46,768	2.5%
Europe	67,206	1,332	39,871	(2,703)	105,706	5.7%
Latin America and Caribbean	8,456	—	112,329	(7,634)	113,151	6.1%
Japan	31,597	—	6,003	(407)	37,193	2.0%
Canada	2,753	—	9,366	(634)	11,485	0.6%
Rest of the world (b)	23,857	—	74,036	(2,133)	95,760	5.2%
Sub-total, non United States	222,632	1,827	367,239	(24,913)	566,785	30.6%
Worldwide including United States (a)	166,550	7,137	50,737	(3,440)	220,984	11.9%
Other location non-specific (c)	316,052	—	356,748	(24,159)	648,641	35.0%
Total	$1,052,726	$21,607	$837,536	$(57,276)	$1,854,593	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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

On October 31, 2013, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on December 31, 2013 to holders of record on December 13, 2013.

(b)     Sale of Subsidiary

During October, the Company completed the sale of its wholly owned subsidiary, Flagstone Alliance Insurance and Reinsurance.

(c)    Share Repurchase Authorization

On October 31, 2013, the Board of Directors of the Company approved an increase in the Company's common share repurchase authorization to $500,000. This amount is in addition to the $1,567,380 of common shares repurchased by the Company through October 31, 2013 under its previously authorized share repurchase programs. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company's capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 and the Company's consolidated financial condition, liquidity and capital resources at September 30, 2013 and December 31, 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

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

On April 2, 2012, the Company capitalized PaCRe, a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was initially funded with $500.0 million of contributed capital. Validus invested $50.0 million in PaCRe's common equity. On May 1, 2013, PaCRe received an additional $58.5 million in contributed capital from a third party investor and $6.5 million from Validus Re. The Company underwrites business for PaCRe, for which it is paid a profit commission based on PaCRe's underwriting results. As Validus Re holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the consolidated financial statements for the Company and its results are reported within the AlphaCat segment. The portion of PaCRe's earnings attributable to third party investors for the three and nine months ended September 30, 2013 is recorded in the consolidated Statements of Comprehensive Income as "Net (income) loss attributable to noncontrolling interest."

On May 29, 2012, the Company announced that it joined with other investors in capitalizing AlphaCat Re 2012. AlphaCat Re 2012 is a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. AlphaCat Re 2012 was funded with $70.0 million of equity capital. The Company underwrote business for AlphaCat Re 2012, for which it was paid a commission for originating the business and a profit commission based on underwriting results. Validus Re has an equity interest and voting rights in AlphaCat Re 2012 which is below 50%, therefore the investment in AlphaCat Re 2012 is included as an equity method investment in the consolidated financial statements of the Company.

AlphaCat Re 2012 is considered "off-risk" as all reinsurance contracts written by this company have expired. As a result, partial returns of investment were made to the investors in AlphaCat Re 2012. Validus Re's corresponding portion of the returns of investment was $31.7 million.

AlphaCat Re 2011 is also considered "off-risk" as all reinsurance contracts written by this company have expired. As a result, partial returns of investment were made to the investors in AlphaCat Re 2011. Validus Re's corresponding portion of the returns of investment was $54.9 million.
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

On December 17, 2012, the Company received $219.4 million of third party subscriptions in three AlphaCat ILS Funds. Validus Re holds a majority of participation rights in two of the funds, therefore the financial statements of these funds are consolidated in the financial statements of the Company. The portion of the funds' earnings attributable to third party investors for the three months ended September 30, 2013 is recorded in the consolidated Statements of Comprehensive Income as "Net (income) loss attributable to noncontrolling interest." The third fund is a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at September 30, 2013. The Company's maximum exposure to loss with respect to this investment is limited to the investment carrying amount reported in the Company's Consolidated Balance Sheet.

On April 25, 2013, the Company acquired Longhorn Re, Ltd., a single contract Bermuda domiciled crop reinsurer.

During October, the Company completed the sale of its wholly owned subsidiary, Flagstone Alliance Insurance and Reinsurance.

Overview of the Results of Operations for the Three and Nine Months Ended September 30, 2013

Three month results

Net income available to Validus for the three months ended September 30, 2013 was $183.4 million compared to $207.3 million for the three months ended September 30, 2012, a decrease of $23.9 million or 11.5%. The primary factors driving the decrease were:

•	An increase of $17.8 million in finance expenses;

•	An unfavorable movement of $16.4 million in net unrealized gains on investments;

•	An unfavorable movement of $15.4 million in net realized (losses) gains on investments; offset by

•	An increase in underwriting income of $23.7 million.

 The change in net income available to Validus for the three months ended September 30, 2013 of $23.9 million as compared to the three months ended September 30, 2012 is described in the following table:

	Three Months Ended September 30, 2013
	Increase (Decrease) Over the Three Months Ended September 30, 2012
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations	Total
Notable losses - decrease in net loss and loss expenses (a)	$35,480	$—	$1,750	—	$37,230
Less: Notable losses - (decrease) in net reinstatement premiums (a)	(1,646)	—	—	—	(1,646)
Other underwriting (loss) income	(8,841)	9,077	(7,070)	(5,077)	(11,911)
Underwriting income (b)	24,993	9,077	(5,320)	(5,077)	23,673
Net investment income	(4,016)	(226)	(865)	(373)	(5,480)
Other income	(3,435)	(3,883)	(607)	(2,205)	(10,130)
Finance expenses	(2,851)	(11,839)	(34)	(3,046)	(17,770)
Operating income (loss) before taxes and income from operating affiliates	14,691	(6,871)	(6,826)	(10,701)	(9,707)
Tax benefit (expense)	145	—	(502)	1,695	1,338
Income from operating affiliates	—	(4,772)	—	—	(4,772)
Net operating income (loss)	14,836	(11,643)	(7,328)	(9,006)	(13,141)
Net realized (losses) gains on investments	(16,780)	3,784	(2,387)	—	(15,383)
Net unrealized gains (losses) on investments	3,912	(18,287)	(2,003)	—	(16,378)
Income from investment affiliate	1,204	—	—	—	1,204
Foreign exchange (losses) gains	2,160	358	3,092	(677)	4,933
Transaction expenses	—	—	—	3,784	3,784
Net income (loss)	5,332	(25,788)	(8,626)	(5,899)	(34,981)
Net income attributable to noncontrolling interest	—	11,052	—	—	11,052
Net income (loss) available (attributable) to Validus	$5,332	$(14,736)	$(8,626)	$(5,899)	$(23,929)

(a)
There were no notable losses for the three months ended September 30, 2013. Notable losses for the three months ended September 30, 2012 were: U.S. drought and Hurricane Isaac. Excludes the reserve for potential development on 2011 notable loss events.

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

Nine month results

Net income available to Validus for the nine months ended September 30, 2013 was $437.3 million compared to $499.2 million for the nine months ended September 30, 2012, a decrease of $61.8 million or 12.4%. The primary factors driving the decrease were:

•	An unfavorable movement of $132.1 million in net unrealized (losses) gains on investments;

•	An increase in finance expenses of $50.1 million;

•	An unfavorable movement of $23.9 million in net realized (losses) gains; offset by

•	An increase in underwriting income of $132.8 million.

The change in net income available to Validus for the nine months ended September 30, 2013 of $61.8 million as compared to the nine months ended September 30, 2012 is described in the following table:

	Nine Months Ended September 30, 2013
	Increase (Decrease) Over the Nine Months Ended September 30, 2012
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Corporate and Eliminations	Total
Notable losses — decrease (increase) in net loss and loss expenses (a)	$64,881	$(975)	$11,319	$—	$75,225
Less: Notable losses - (decrease) increase in net reinstatement premiums (a)	(19,456)	—	5,104	—	(14,352)
Other underwriting (loss) income	(24,127)	54,864	45,168	(4,002)	71,903
Underwriting income (loss) (b)	21,298	53,889	61,591	(4,002)	132,776
Net investment income	(3,145)	149	(2,979)	(1,291)	(7,266)
Other income	7,008	(4,798)	(1,469)	(18,653)	(17,912)
Finance expenses	(5,505)	(45,934)	(32)	1,410	(50,061)
Operating income (loss) before taxes and income from operating affiliates	19,656	3,306	57,111	(22,536)	57,537
Tax benefit (expense)	1,766	—	(622)	962	2,106
Income from operating affiliates	—	(4,415)	—	—	(4,415)
Net operating income (loss)	21,422	(1,109)	56,489	(21,574)	55,228
Net realized (losses) gains on investments	(23,498)	3,868	(4,309)	—	(23,939)
Net unrealized (losses) on investments	(72,283)	(43,345)	(16,432)	—	(132,060)
Income from investment affiliate	4,832	—	—	—	4,832
Foreign exchange gains (losses)	4,987	(710)	(3,211)	52	1,118
Transaction expenses	—	—	—	3,784	3,784
Net (loss) income	(64,540)	(41,296)	32,537	(17,738)	(91,037)
Net loss attributable to noncontrolling interest	—	29,217	—	—	29,217
Net (loss) income (attributable) available to Validus	(64,540)	(12,079)	32,537	(17,738)	(61,820)

(a)
Notable losses for the nine months ended September 30, 2013 were the European Floods. Notable losses for the nine months ended September 30, 2012 were: Costa Concordia, Cat 67, U.S drought and Hurricane Isaac. Excludes the reserve for potential development on 2011 notable loss events.

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
During the January 2013 renewal season, the Validus Re and AlphaCat segments underwrote $655.7 million in gross premiums written, an increase of 12.7% from the prior year period. This increase was driven primarily by an increase in gross premiums written in the specialty lines. This renewal data does not include Talbot’s operations as its business is distributed relatively evenly throughout the year. During the mid-year 2013 renewal period, the Validus Re segment experienced rate softening across U.S. and international property lines. The Talbot segment experienced a marginal cumulative rate increase in the nine months ended September 30, 2013 with the largest increases being generated by the onshore energy, marine treaty and marine liability accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2013	2012	2012
Annualized return on average equity	19.8%	23.3%	15.2%	18.9%	11.3%

The decrease in annualized return on average equity for the three and nine months ended September 30, 2013 was driven primarily by a decrease in net income available to Validus. Net income available to Validus for the three and nine months ended September 30, 2013 decreased by $23.9 million or 11.5% and $61.8 million or 12.4%, respectively, compared to the three and nine months ended September 30, 2012. The decrease for the nine months ended September 30, 2013 was primarily due to an unfavorable movement of $132.1 million in net unrealized losses on investments.

Diluted book value per common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis ultimately translates into growth of our stock price. Diluted book value per common share increased by $0.45, or 1.3%, from $35.22 at December 31, 2012 to $35.67 at September 30, 2013, primarily due to positive net income, offset by the special dividend of $2.00 per share and quarterly dividends of $0.30 per share which were paid during the nine months ended September 30, 2013. Diluted book value per common share is a Non-GAAP financial measure. The most comparable U.S. GAAP financial measure is book value per common share. Diluted book value per common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). A reconciliation of diluted book value per common share to book value per common share is presented below in the section entitled “Other Non-GAAP Financial Measures.”

Cash dividends per common share are an integral part of the value created for shareholders. On October 31, 2013, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on December 31, 2013 to holders of record on December 13, 2013.

Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments and foreign exchange gains (losses). The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended September 30, 2013 and 2012 was $166.8 million and $143.1 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $494.5 million and $361.8 million, respectively. Underwriting income is a non-GAAP financial measure as described in detail and reconciled in the section below entitled “Underwriting Income.”

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

The following table presents results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012 (a)	2013	2012 (a)
Underwriting income
Gross premiums written	$356,760	$390,215	$2,163,833	$1,854,593
Reinsurance premiums ceded	(39,415)	(45,743)	(348,027)	(271,847)
Net premiums written	317,345	344,472	1,815,806	1,582,746
Change in unearned premiums	213,943	130,632	(205,999)	(208,816)
Net premiums earned	531,288	475,104	1,609,807	1,373,930

Underwriting deductions
Losses and loss expenses	177,965	155,455	587,780	541,136
Policy acquisition costs	94,900	98,623	275,663	252,884
General and administrative expenses	81,089	70,547	232,335	198,557
Share compensation expenses	10,527	7,345	19,483	19,583
Total underwriting deductions	364,481	331,970	1,115,261	1,012,160

Underwriting income (b)	166,807	143,134	494,546	361,770

Net investment income	20,009	25,489	71,868	79,134
Other income	(2,806)	7,324	4,297	22,209
Finance expenses	(27,132)	(9,362)	(89,408)	(39,347)
Operating income before taxes and income from operating affiliates (b)	156,878	166,585	481,303	423,766
Tax (expense) benefit	(5)	(1,343)	220	(1,886)
Income from operating affiliates	1,463	6,235	8,779	13,194
Net operating income (b)	158,336	171,477	490,302	435,074

Net realized (losses) gains on investments	(6,320)	9,063	(1,190)	22,749
Net unrealized gains (losses) on investments	69,967	86,345	(78,618)	53,442
Income (loss) from investment affiliate	1,044	(160)	4,274	(558)
Foreign exchange gains	6,036	1,103	4,735	3,617
Transaction expenses (c)	—	(3,784)	—	(3,784)
Net income	229,063	264,044	419,503	510,540
Net (income) loss attributable to noncontrolling interest	(45,694)	(56,746)	17,831	(11,386)
Net income available to Validus	$183,369	$207,298	$437,334	$499,154

Selected ratios:
Net premiums written / Gross premiums written	89.0%	88.3%	83.9%	85.3%

Losses and loss expenses	33.5%	32.7%	36.5%	39.4%

Policy acquisition costs	17.9%	20.8%	17.2%	18.4%
General and administrative expenses (d)	17.2%	16.4%	15.6%	15.9%
Expense ratio	35.1%	37.2%	32.8%	34.3%
Combined ratio	68.6%	69.9%	69.3%	73.7%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

c)	The transaction expenses relate to costs incurred in connection with the acquisition of Flagstone Reinsurance Holdings, S.A.

d)    The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (a)	2013	2012 (a)
Validus Re
Gross premiums written	$130,925	$145,010	$1,232,272	$1,052,726
Reinsurance premiums ceded	(13,006)	(10,426)	(226,292)	(137,504)
Net premiums written	117,919	134,584	1,005,980	915,222
Change in unearned premiums	157,873	107,728	(122,303)	(177,215)
Net premiums earned	275,792	242,312	883,677	738,007

Losses and loss expenses	62,250	66,890	319,298	244,286
Policy acquisition costs	47,662	37,785	142,195	113,659
General and administrative expenses	19,785	16,938	69,649	48,332
Share compensation expenses	2,479	2,076	5,421	5,914
Total underwriting deductions	132,176	123,689	536,563	412,191

Underwriting income (b)	$143,616	$118,623	$347,114	$325,816

AlphaCat
Gross premiums written	$3,481	$2,934	$146,757	$21,607
Reinsurance premiums ceded	(525)	—	(525)	—
Net premiums written	2,956	2,934	146,232	21,607
Change in unearned premiums	34,210	2,591	(46,459)	(9,832)
Net premiums earned	37,166	5,525	99,773	11,775

Losses and loss expenses	15,615	—	16,928	—
Policy acquisition costs	3,787	547	10,011	1,185
General and administrative expenses	5,728	2,087	13,757	5,521
Share compensation expenses	152	84	314	195
Total underwriting deductions	25,282	2,718	41,010	6,901

Underwriting income (b) (c)	$11,884	$2,807	$58,763	$4,874

Talbot
Gross premiums written	$246,468	$260,755	$855,516	$837,536
Reinsurance premiums ceded	(49,998)	(53,801)	(191,922)	(191,619)
Net premiums written	196,470	206,954	663,594	645,917
Change in unearned premiums	21,860	20,313	(37,237)	(21,769)
Net premiums earned	218,330	227,267	626,357	624,148

Losses and loss expenses	100,100	88,565	251,554	296,850
Policy acquisition costs	44,899	61,640	127,092	142,181
General and administrative expenses	37,402	36,605	100,506	100,910
Share compensation expenses	2,992	2,200	6,754	5,347
Total underwriting deductions	185,393	189,010	485,906	545,288

Underwriting income (b)	$32,937	$38,257	$140,451	$78,860

Corporate & Eliminations
Gross premiums written	$(24,114)	$(18,484)	$(70,712)	$(57,276)
Reinsurance premiums ceded	24,114	18,484	70,712	57,276
Net premiums written	—	—	—	—

Policy acquisition costs	(1,448)	(1,349)	(3,635)	(4,141)
General and administrative expenses	18,174	14,917	48,423	43,794
Share compensation expenses	4,904	2,985	6,994	8,127
Total underwriting deductions	21,630	16,553	51,782	47,780

Underwriting (loss) (b)	$(21,630)	$(16,553)	$(51,782)	$(47,780)

Total underwriting income (b)	$166,807	$143,134	$494,546	$361,770

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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

c)	Underwriting income for the AlphaCat segment includes noncontrolling interest.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Gross Premiums Written

Gross premiums written for the three months ended September 30, 2013 were $356.8 million compared to $390.2 million for the three months ended September 30, 2012, a decrease of $33.5 million or 8.6%. Details of gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$158,306	44.4%	$176,137	45.1%	(10.1)%
Marine	98,096	27.5%	125,523	32.2%	(21.9)%
Specialty	100,358	28.1%	88,555	22.7%	13.3%
Total	$356,760	100.0%	$390,215	100.0%	(8.6)%

a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re gross premiums written for the three months ended September 30, 2013 were $130.9 million compared to $145.0 million for the three months ended September 30, 2012, a decrease of $14.1 million or 9.7%. Details of Validus Re gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premium Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$96,481	73.7%	$105,990	73.1%	(9.0)%
Marine	21,851	16.7%	25,523	17.6%	(14.4)%
Specialty	12,593	9.6%	13,497	9.3%	(6.7)%
Total	$130,925	100.0%	$145,010	100.0%	(9.7)%

 a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The decrease in gross premiums written in the property lines of $9.5 million was due primarily to a single contract shifting from the third quarter in 2012 to the second quarter in 2013 and an increase in reinstatement premiums due to the European floods. The decrease in gross premiums written of $3.7 million in the marine lines was due primarily to the inclusion of a $4.9 million reinstatement premium, mainly related to Deepwater Horizon included for the three months ended September 30, 2012.

AlphaCat. AlphaCat gross premiums written for the three months ended September 30, 2013 were $3.5 million compared to $2.9 million for the three months ended September 30, 2012, an increase of $0.5 million. Details of AlphaCat gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$3,481	100.0%	$2,934	100.0%	18.6%
Total	$3,481	100.0%	$2,934	100.0%	18.6%

Managed gross premiums written, including our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the three months ended September 30, 2013 were $1.9 million compared to $12.2 million for the three months ended September 30, 2012, a decrease of $10.3 million or 84.4%. The decrease in gross premiums written was due to a combination of non-renewal of business and policies expiring in AlphaCat Re 2011 and AlphaCat Re 2012.

Talbot. Talbot gross premiums written for the three months ended September 30, 2013 were $246.5 million compared to $260.8 million for the three months ended September 30, 2012, a decrease of $14.3 million or 5.5%. The $246.5 million of gross premiums written translated at 2012 rates of exchange would have been $250.3 million for the three months ended September 30, 2013, resulting in an effective decrease of $10.4 million or 4.0%. Details of Talbot gross premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$82,806	33.6%	$84,321	32.3%	(1.8)%
Marine	75,837	30.8%	100,847	38.7%	(24.8)%
Specialty	87,825	35.6%	75,587	29.0%	16.2%
Total	$246,468	100.0%	$260,755	100.0%	(5.5)%

The decrease in gross premiums written in the marine lines of $25.0 million was due primarily to a reassessment during the three months ended September 30, 2012 of commissions on underwriting years 2007 and prior. This reassessment resulted in an additional $14.8 million gross premiums written and earned premium in the prior year, offset by an equal increase in policy acquisition costs, resulting in no net impact. The timing of policy renewals and estimated premium increases in the prior year in the energy and hull classes resulted in a further negative variance of $5.4 million. The increase in gross premiums written in specialty lines of $12.2 million was due primarily to a $5.6 million increase in aviation treaty lines, driven by premium adjustments on prior period policies, the timing of renewals in the financial institution lines and a $3.1 million increase in other classes.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the three months ended September 30, 2013 were $39.4 million compared to $45.7 million for the three months ended September 30, 2012, a decrease of $6.3 million or 13.8%. Details of reinsurance premiums ceded by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$13,364	33.9%	$24,001	52.5%	(44.3)%
Marine	12,709	32.2%	8,102	17.7%	56.9%
Specialty	13,342	33.9%	13,640	29.8%	(2.2)%
Total	$39,415	100.0%	$45,743	100.0%	(13.8)%

a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re reinsurance premiums ceded for the three months ended September 30, 2013 were $13.0 million compared to $10.4 million for the three months ended September 30, 2012, an increase of $2.6 million or 24.7%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$2,337	18.0%	$6,245	59.9%	(62.6)%
Marine	10,666	82.0%	4,175	40.0%	155.5%
Specialty	3	—%	6	0.1%	(50.0)%
Total	$13,006	100.0%	$10,426	100.0%	24.7%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Reinsurance premiums ceded in the property lines decreased by $3.9 million due to the reduction in proportional quota share coverage percentage. Reinsurance premiums ceded in the marine lines increased by $6.5 million, due primarily to the purchase of a new industry loss warranty for $6.6 million and as a result of the renewal of a retrocessional excess of loss policy that was renewed in the second quarter in the prior year.

AlphaCat. AlphaCat reinsurance premiums ceded for the three months ended September 30, 2013 were $0.5 million compared to $nil for the three months ended September 30, 2012, an increase of $0.5 million.

Talbot. Talbot reinsurance premiums ceded for the three months ended September 30, 2013 were $50.0 million compared to $53.8 million for the three months ended September 30, 2012, a decrease of $3.8 million or 7.1%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$34,964	69.9%	$34,864	64.8%	0.3%
Marine	1,635	3.3%	4,774	8.9%	(65.8)%
Specialty	13,399	26.8%	14,163	26.3%	(5.4)%
Total	$49,998	100.0%	$53,801	100.0%	(7.1)%

The decrease in reinsurance premiums ceded of $3.1 million in the marine lines was due primarily to a reduction in reinstatement premiums.

Net Premiums Written

Net premiums written for the three months ended September 30, 2013 were $317.3 million compared to $344.5 million for the three months ended September 30, 2012, a decrease of $27.1 million or 7.9%. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2013 and 2012 were 89.0% and 88.3%, respectively. Details of net premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$144,942	45.7%	$152,136	44.2%	(4.7)%
Marine	85,387	26.9%	117,421	34.1%	(27.3)%
Specialty	87,016	27.4%	74,915	21.7%	16.2%
Total	$317,345	100.0%	$344,472	100.0%	(7.9)%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums written for the three months ended September 30, 2013 were $117.9 million compared to $134.6 million for the three months ended September 30, 2012, a decrease of $16.7 million or 12.4%.  Details of Validus Re net premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$94,144	79.8%	$99,745	74.1%	(5.6)%
Marine	11,185	9.5%	21,348	15.9%	(47.6)%
Specialty	12,590	10.7%	13,491	10.0%	(6.7)%
Total	$117,919	100.0%	$134,584	100.0%	(12.4)%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The decrease in Validus Re net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 90.1% and 92.8% for the three months ended September 30, 2013 and 2012, respectively, reflecting both the non-renewal of certain covers on property lines and the purchase of additional marine retrocessional cover.

AlphaCat. AlphaCat net premiums written for the three months ended September 30, 2013 were $3.0 million compared to $2.9 million for the three months ended September 30, 2012. Details of AlphaCat net premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$2,956	100.0%	$2,934	100.0%	0.7%
Total	$2,956	100.0%	$2,934	100.0%	0.7%

The ratios of net premiums written to gross premiums written were 84.9% and 100.0% for the three months ended September 30, 2013 and 2012, reflecting the new retrocessional cover purchased in 2013.

Talbot. Talbot net premiums written for the three months ended September 30, 2013 were $196.5 million compared to $207.0 million for the three months ended September 30, 2012, a decrease of $10.5 million or 5.1%. Details of Talbot net premiums written by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$47,842	24.3%	$49,457	23.9%	(3.3)%
Marine	74,202	37.8%	96,073	46.4%	(22.8)%
Specialty	74,426	37.9%	61,424	29.7%	21.2%
Total	$196,470	100.0%	$206,954	100.0%	(5.1)%

The decrease in net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the three months ended September 30, 2013 and 2012 were comparable at 79.7% and 79.4%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the three months ended September 30, 2013 was $213.9 million compared to $130.6 million for the three months ended September 30, 2012, an increase of $83.3 million or 63.8%.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$269,767	$162,231	66.3%
Change in prepaid reinsurance premiums	(55,824)	(31,599)	(76.7)%
Net change in unearned premiums	$213,943	$130,632	63.8%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net change in unearned premiums for the three months ended September 30, 2013 was $157.9 million compared to $107.7 million for the three months ended September 30, 2012, an increase of $50.1 million.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$203,493	$135,217	50.5%
Change in prepaid reinsurance premiums	(45,620)	(27,489)	(66.0)%
Net change in unearned premiums	$157,873	$107,728	46.5%
a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re net change in unearned premiums increased for the three months ended September 30, 2013 due to changes in the timing, earnings pattern and volume of gross premiums written and reinsurance premiums ceded.

AlphaCat. AlphaCat net change in unearned premiums for the three months ended September 30, 2013 was $34.2 million compared to $2.6 million for the three months ended September 30, 2012, an increase of $31.6 million.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$33,898	$2,591	NM
Change in prepaid reinsurance premiums	312	—	NM
Net change in unearned premiums	$34,210	$2,591	NM
NM: Not meaningful

AlphaCat net change in unearned premiums increased for the three months ended September 30, 2013 due primarily to the earnings pattern of gross premiums written.

Talbot. Talbot net change in unearned premiums for the three months ended September 30, 2013 was $21.9 million compared to $20.3 million for the three months ended September 30, 2012, an increase of $1.5 million or 7.6%.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$32,376	$24,423	32.6%
Change in prepaid reinsurance premiums	(10,516)	(4,110)	(155.9)%
Net change in unearned premiums	$21,860	$20,313	7.6%

Talbot net change in unearned premium increased for the three months ended September 30, 2013 due to the earnings pattern of gross premiums written and reinsurance premiums ceded.

Net Premiums Earned

Net premiums earned for the three months ended September 30, 2013 were $531.3 million compared to $475.1 million for the three months ended September 30, 2012, an increase of $56.2 million or 11.8%. Details of net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$246,555	46.4%	$205,860	43.4%	19.8%
Marine	138,996	26.2%	169,845	35.7%	(18.2)%
Specialty	145,737	27.4%	99,399	20.9%	46.6%
Total	$531,288	100.0%	$475,104	100.0%	11.8%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums earned for the three months ended September 30, 2013 were $275.8 million compared to $242.3 million for the three months ended September 30, 2012, an increase of $33.5 million or 13.8%. Details of Validus Re net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$159,454	57.9%	$157,518	65.0%	1.2%
Marine	46,482	16.9%	60,867	25.1%	(23.6)%
Specialty	69,856	25.2%	23,927	9.9%	192.0%
Total	$275,792	100.0%	$242,312	100.0%	13.8%

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in net premiums earned is consistent with the relevant pattern of net premiums written influencing the earned premiums, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

AlphaCat. AlphaCat net premiums earned for the three months ended September 30, 2013 were $37.2 million compared to $5.5 million for the three months ended September 30, 2012, an increase of $31.6 million. Details of AlphaCat net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$37,166	100.0%	$5,525	100.0%	NM
Total	$37,166	100.0%	$5,525	100.0%	NM
NM: Not meaningful

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, influencing the earned premiums for three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in net premiums earned is due primarily to the renewal of business through AlphaCat Reinsurance, Ltd. ("AlphaCat Re"), which is fully consolidated, whereas the comparable business was included within AlphaCat Re 2011 and 2012 which were not consolidated in 2012, and were accounted for as operating affiliates under the equity method of accounting. The comparable renewals were included in managed gross premiums, a comparable measure. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented below in the section entitled "Other Non-GAAP Financial Measures."

Talbot. Talbot net premiums earned for the three months ended September 30, 2013 were $218.3 million compared to $227.3 million for the three months ended September 30, 2012, a decrease of $8.9 million or 3.9%. Details of Talbot net premiums earned by line of business are provided below.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$49,935	22.8%	$42,817	18.8%	16.6%
Marine	92,514	42.4%	108,978	48.0%	(15.1)%
Specialty	75,881	34.8%	75,472	33.2%	0.5%
Total	$218,330	100.0%	$227,267	100.0%	(3.9)%

The decrease in net premiums earned is consistent with the relevant patterns of net premiums written influencing the earned premiums for three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Losses and Loss Expenses

Losses and loss expenses for the three months ended September 30, 2013 were $178.0 million compared to $155.5 million for the three months ended September 30, 2012, an increase of $22.5 million or 14.5%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the three months ended September 30, 2013 and 2012 were 33.5% and 32.7%, respectively. Details of loss ratios by line of business are provided below.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012 (a)	Percentage Point Change
Property	18.2%	12.8%	5.4
Marine	43.3%	46.9%	(3.6)
Specialty	50.0%	49.8%	0.2
All lines	33.5%	32.7%	0.8

a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

During the three months ended September 30, 2013, the Company did not incur any notable losses. For the three months ended September 30, 2012, the Company incurred $37.2 million of losses from notable loss events, which represented 7.8 percentage points of the loss ratio, excluding the reserve for potential development on notable loss events. Net of $1.6 million of reinstatement premiums, the effect of these events on net income was a decrease of $35.6 million. The Company's loss ratio, excluding notable loss events, reserve for potential development on notable loss events and prior year loss reserve development for the three months ended September 30, 2013 and 2012 was 45.7% and 35.4%, respectively.

Three Months Ended September 30, 2013
(Dollars in thousands)
Third Quarter 2013 Notable Loss Events	Validus Re		AlphaCat		Talbot		Total
Description	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)
None	—	—%	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$—	—%	$—	—%

		Three Months Ended September 30, 2012
		(Dollars in thousands)
Third Quarter 2012 Notable Loss Events (a)		Validus Re		AlphaCat		Talbot		Total
Description		Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)	Net Losses and Loss Expenses(b)	% of NPE(c)
U.S. drought	Drought	22,021	9.1%	—	—%	—	—%	22,021	4.6%
Hurricane Isaac	Windstorm	13,459	5.6%	—	—%	1,750	0.8%	15,209	3.2%
Total		$35,480	14.7%	$—	—%	$1,750	0.8%	$37,230	7.8%

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

(b)	Net of reinsurance but not net of reinstatement premiums. Total reinstatement premiums for the three months ended September 30, 2013 and 2012 were $0.0 million and $1.6 million, respectively.

(c)	NPE = net premiums earned.

Details of loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
	2013	2012 (a)	Percentage Point Change
Property - current period - excluding items below	26.1%	28.2%	(2.1)
Property - current period - notable losses	0.0%	6.2%	(6.2)
Property - change in prior accident years	(7.9)%	(21.6)%	13.7
Property - loss ratio	18.2%	12.8%	5.4

Marine - current period - excluding items below	60.0%	40.2%	19.8
Marine - current period - notable losses	0.0%	1.2%	(1.2)
Marine - change in prior accident years	(16.7)%	5.5%	(22.2)
Marine - loss ratio	43.3%	46.9%	(3.6)

Specialty - current period - excluding items below	65.3%	42.1%	23.2
Specialty - current period - notable losses	0.0%	22.5%	(22.5)
Specialty - change in prior accident years	(15.3)%	(14.8)%	(0.5)
Specialty – loss ratio	50.0%	49.8%	0.2

All lines - current period - excluding items below	45.7%	35.4%	10.3
All lines - current period - notable losses	0.0%	7.8%	(7.8)
All lines - change in prior accident years	(12.2)%	(10.5)%	(1.7)
All lines - loss ratio	33.5%	32.7%	0.8

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re losses and loss expenses for the three months ended September 30, 2013 were $62.3 million compared to $66.9 million for the three months ended September 30, 2012, a decrease of $4.6 million or 6.9%. The loss ratio, was 22.6% and 27.6% for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, Validus Re incurred losses of $93.1 million related to current year losses and $30.9 million of favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2013, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 11.2 percentage points. For the three months ended September 30, 2012, Validus Re incurred losses of $90.6 million related to current year losses and $23.8 million of favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2012, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 9.8 percentage points.

During the three months ended September 30, 2013, Validus Re did not incur any notable losses. For the three months ended September 30, 2012, Validus Re incurred $35.5 million of losses from notable events, which represented 14.7 percentage points of the loss ratio. Net of reinstatement premiums of $1.6 million, the effect of these events on Validus Re segment income was a decrease of $33.8 million. Validus Re segment loss ratios, excluding items above, for the three months ended September 30, 2013 and 2012 were 33.8% and 22.7%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
	2013	2012 (a)	Percentage Point Change
Property - current period excluding items below	11.7%	18.6%	(6.9)
Property - current period - notable losses	0.0%	7.3%	(7.3)
Property - change in prior accident years	(11.0)%	(24.0)%	13.0
Property - loss ratio	0.7%	1.9%	(1.2)

Marine - current period excluding items below	50.5%	27.7%	22.8
Marine - current period - notable losses	0.0%	3.3%	(3.3)
Marine - change in prior accident years	(23.7)%	23.0%	(46.7)
Marine - loss ratio	26.8%	54.0%	(27.2)

Specialty - current period excluding items below	72.9%	37.5%	35.4
Specialty - current period - notable losses	0.0%	92.0%	(92.0)
Specialty - change in prior accident years	(3.3)%	(0.1)%	(3.2)
Specialty – loss ratio	69.6%	129.4%	(59.8)

All lines - current period excluding items below	33.8%	22.7%	11.1
All lines - current period - notable losses	0.0%	14.7%	(14.7)
All lines - change in prior accident years	(11.2)%	(9.8)%	(1.4)
All lines - loss ratio	22.6%	27.6%	(5.0)

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the three months ended September 30, 2013, Validus Re property lines losses and loss expenses included $18.7 million related to current year losses and $17.6 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due to lower than expected claims development on attritional losses. For the three months ended September 30, 2012, Validus Re property lines losses and loss expenses included $40.8 million related to current year losses and $37.7 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due to a decrease in loss estimates on prior year notable loss events, most notably the Chilean earthquake, and a decrease in loss estimates on attritional losses.

For the three months ended September 30, 2013, Validus Re property lines did not incur any notable losses. For the three months ended September 30, 2012, Validus Re property lines incurred $11.5 million of losses from notable loss events, which represented 7.3 percentage points of the property lines loss ratio. Validus Re property lines loss ratios, excluding items above, for the three months ended September 30, 2013 and 2012 were 11.7% and 18.6%, respectively.

For the three months ended September 30, 2013, Validus Re marine lines losses and loss expenses included $23.5 million related to current year losses and $11.0 million of favorable loss reserve development relating to prior accident years. The favorable loss development was due to lower than expected claims development on attritional losses. For the three months ended September 30, 2012, Validus Re marine lines losses and loss expenses included $18.9 million related to current year losses and $14.0 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development was due primarily to an increase in the loss estimates on Deepwater Horizon.

For the three months ended September 30, 2013, Validus Re marine lines did not incur any notable losses. For the three months ended September 30, 2012, Validus Re marine lines incurred $2.0 million of losses from notable loss events, which represented 3.3 percentage points of the marine lines loss ratio. Validus Re marine lines loss ratios, excluding items above, for the three months ended September 30, 2013 and 2012 were 50.5% and 27.7%, respectively.

For the three months ended September 30, 2013, Validus Re specialty lines losses and loss expenses included $50.9 million related to current year losses and $2.3 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to lower than expected claims development on attritional losses. For the three months ended September 30, 2012, Validus Re specialty lines losses and loss expenses included $31.0 million related to current year losses and $0.0 million of favorable loss reserve development relating to prior accident years.

For the three months ended September 30, 2013, Validus Re specialty lines did not incur any notable losses. For the three months ended September 30, 2012, Validus Re specialty lines incurred $22.0 million of losses from notable loss events, which represented 92.0 percentage points of the specialty lines loss ratio. Validus Re specialty lines loss ratios, excluding items above, for the three months ended September 30, 2013 and 2012 were 72.9% and 37.5%, respectively. The increase in specialty lines loss ratio was due primarily to the impact of the increase in agricultural premiums which has a higher attritional loss ratio than other specialty classes.

AlphaCat. AlphaCat losses and loss expenses for the three months ended September 30, 2013 were $15.6 million compared to $nil for the three months ended September 30, 2012, an increase of $15.6 million. The loss ratio, was 42.0% and 0.0% for the three months ended September 30, 2013 and 2012. For the three months ended September 30, 2013, AlphaCat incurred losses of $15.6 million related to current year losses on an aggregate excess contract. The Company's share of any losses incurred by our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, are included in "Income from operating affiliates."

For the three months ended September 30, 2013, and 2012, AlphaCat did not incur any notable losses. AlphaCat loss ratios, excluding items above, for the three months ended September 30, 2013 and 2012 were 42.0% and 0.0%, respectively.

Talbot. Talbot losses and loss expenses for the three months ended September 30, 2013 were $100.1 million compared to $88.6 million for the three months ended September 30, 2012, an increase of $11.5 million or 13.0%. The loss ratio, was 45.8% and 39.0% for the three months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013, Talbot incurred losses of $134.3 million related to current year losses and $34.2 million of favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2013, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 15.7 percentage points. For the three months ended September 30, 2012, Talbot incurred losses of $114.6 million related to current year losses and $26.0 million in favorable loss reserve development relating to prior accident years. For the three months ended September 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 11.4 percentage points.

During the three months ended September 30, 2013, Talbot did not incur any notable losses. For the three months ended September 30, 2012, Talbot incurred $1.8 million of losses from notable loss events, which represented 0.8 percentage points of the Talbot loss ratio. Talbot loss ratios , excluding items above, for the three months ended September 30, 2013 and 2012 were 61.5% and 49.6%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Three Months Ended September 30,
	2013	2012	Percentage Point Change
Property - current period excluding items below	60.3%	67.1%	(6.8)
Property - current period - notable losses	0.0%	3.2%	(3.2)
Property - change in prior accident years	(3.9)%	(15.8)%	11.9
Property - loss ratio	56.4%	54.5%	1.9

Marine - current period excluding items below	64.7%	47.1%	17.6
Marine - current period - notable losses	0.0%	0.0%	—
Marine - change in prior accident years	(13.2)%	(4.2)%	(9.0)
Marine - loss ratio	51.5%	42.9%	8.6

Specialty - current period excluding items below	58.3%	43.4%	14.9
Specialty - current period - notable losses	0.0%	0.5%	(0.5)
Specialty - change in prior accident years	(26.3)%	(19.4)%	(6.9)
Specialty – loss ratio	32.0%	24.5%	7.5

All lines - current period excluding items below	61.5%	49.6%	11.9
All lines - current period - notable losses	0.0%	0.8%	(0.8)
All lines - change in prior accident years	(15.7)%	(11.4)%	(4.3)
All lines - loss ratio	45.8%	39.0%	6.8

For the three months ended September 30, 2013, Talbot property lines losses and loss expenses included $30.1 million related to current year losses and $2.0 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was driven primarily by lower than expected development on attritional losses. For the three months ended September 30, 2012, Talbot property lines losses and loss expenses included $30.1 million related to current year losses and $6.8 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was due primarily to lower than expected development on attritional losses.

For the three months ended September 30, 2013, Talbot property lines did not incur any notable losses. For the three months ended September 30, 2012, Talbot property lines incurred $1.4 million of losses from notable loss events, which represented 3.2 percentage points of the property lines loss ratio. Talbot property lines loss ratio, excluding items above, for the three months ended September 30, 2013 and 2012 were 60.3% and 67.1%, respectively.

For the three months ended September 30, 2013, Talbot marine lines losses and loss expenses included $59.9 million related to current year losses and $12.2 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was due to lower than expected development on attritional losses. For the three months ended September 30, 2012, Talbot marine lines losses and loss expenses included $51.3 million related to current year losses and $4.6 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was due primarily to a release of reserves on prior year attritional losses.

For the three months ended September 30, 2013 and 2012, Talbot marine lines did not incur any notable losses. Talbot marine lines loss ratios, excluding items above, for the three months ended September 30, 2013 and 2012 were 64.7% and 47.1%, respectively.

For the three months ended September 30, 2013, Talbot specialty lines losses and loss expenses included $44.2 million relating to current year losses and $20.0 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to lower than expected development on attritional losses. For the three months ended September 30, 2012, Talbot specialty lines losses and loss expenses included $33.2 million relating to current year losses and $14.7 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was primarily due to a release of reserves on prior known losses and lower than expected development on attritional claims.

For the three months ended September 30, 2013, Talbot specialty lines did not incur any notable losses. For the three months ended September 30, 2012, Talbot specialty lines incurred $0.4 million of losses from notable loss events, which represented 0.5 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding items above, for the three months ended September 30, 2013 and 2012 were 58.3% and 43.4%, respectively.

Reserves for Losses and Loss Expenses

At September 30, 2013, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the three and nine months ended September 30, 2013.

	As at September 30, 2013
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$810,911	$686,974	$1,497,885
Marine	512,407	461,904	974,311
Specialty	270,885	480,654	751,539
Total	$1,594,203	$1,629,532	$3,223,735

	As at September 30, 2013
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$694,455	$587,298	$1,281,753
Marine	450,609	428,888	879,497
Specialty	239,485	401,482	640,967
Total	$1,384,549	$1,417,668	$2,802,217

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,979,882	$6,313	$1,367,613	$(70,358)	$3,283,450
Losses recoverable	(138,976)	—	(350,075)	70,358	(418,693)
Net reserves at period beginning	1,840,906	6,313	1,017,538	—	2,864,757

Incurred losses - current year	93,143	15,615	134,257	—	243,015
Change in prior accident years	(30,893)	—	(34,157)	—	(65,050)
Incurred losses	62,250	15,615	100,100	—	177,965

Foreign exchange	20,074	55	14,234	—	34,363
Total net paid losses	(146,756)	—	(128,112)	—	(274,868)
Net reserves at period end	1,776,474	21,983	1,003,760	—	2,802,217
Losses recoverable	126,714	—	364,576	(69,772)	421,518
Gross reserves at period end	$1,903,188	$21,983	$1,368,336	$(69,772)	$3,223,735

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended September 30, 2013, favorable loss reserve development on prior accident years was $65.1 million, of which, $30.9 million related to the Validus Re segment and $34.2 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 12.2 percentage points for the three months ended September 30, 2013. For the three months ended September 30, 2012, favorable loss reserve development on prior accident years was $49.8 million, of which, $23.8 million related to the Validus Re segment and $26.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 10.5 percentage points for the three months ended September 30, 2012.

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

As at June 30, 2013, the RDE on 2011 notable loss events was $34.2 million. During the three months ended September 30, 2013, the Company allocated $5.1 million of the 2011 RDE to the Christchurch earthquake. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. No RDE was established for 2012 or 2013 notable losses.

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

Policy acquisition costs for the three months ended September 30, 2013 were $94.9 million compared to $98.6 million for the three months ended September 30, 2012, a decrease of $3.7 million or 3.8%. Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 17.9% and 20.8%, respectively. The changes in policy acquisition costs are due to the factors described below.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$36,968	39.0%	15.0%	$27,573	28.0%	13.4%	34.1%
Marine	30,466	32.1%	21.9%	50,014	50.7%	29.4%	(39.1)%
Specialty	27,466	28.9%	18.8%	21,036	21.3%	21.2%	30.6%
Total	$94,900	100.0%	17.9%	$98,623	100.0%	20.8%	(3.8)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re policy acquisition costs for the three months ended September 30, 2013 were $47.7 million compared to $37.8 million for the three months ended September 30, 2012, an increase of $9.9 million or 26.1%.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$28,173	59.1%	17.7%	$23,116	61.2%	14.7%	21.9%
Marine	9,241	19.4%	19.9%	10,513	27.8%	17.3%	(12.1)%
Specialty	10,248	21.5%	14.7%	4,156	11.0%	17.4%	146.6%
Total	$47,662	100.0%	17.3%	$37,785	100.0%	15.6%	26.1%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Policy acquisition costs as a percent of net premiums earned (the policy acquisition cost ratio) for the three months ended September 30, 2013 and 2012 were 17.3% and 15.6%, respectively. The policy acquisition cost ratio on the property lines has increased by 3.0 percentage points primarily due to increased proportional business that has higher policy acquisition cost ratios. The policy acquisition cost ratio on the specialty lines has decreased by 2.7 percentage points primarily due to the effect of lower commission rates on the agricultural business written during the first quarter.

AlphaCat. AlphaCat policy acquisition costs for the three months ended September 30, 2013 were $3.8 million compared to $0.5 million for the three months ended September 30, 2012, an increase of $3.2 million.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$3,787	100.0%	10.2%	$547	100.0%	9.9%	NM
Total	$3,787	100.0%	10.2%	$547	100.0%	9.9%	NM
NM: Not meaningful

Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 10.2% and 9.9% respectively.

Talbot. Talbot policy acquisition costs for the three months ended September 30, 2013 were $44.9 million compared to $61.6 million for the three months ended September 30, 2012, a decrease of $16.7 million or 27.2%.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$6,373	14.2%	12.8%	$4,376	7.1%	10.2%	45.6%
Marine	21,279	47.4%	23.0%	40,382	65.5%	37.1%	(47.3)%
Specialty	17,247	38.4%	22.7%	16,882	27.4%	22.4%	2.2%
Total	$44,899	100.0%	20.6%	$61,640	100.0%	27.1%	(27.2)%

Policy acquisition costs as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 20.6% and 27.1%, respectively. During three months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class. This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase in policy acquisition costs, resulting in no net impact. The effect on the policy acquisition cost ratio, for marine lines was an increase of 9.9 percentage points for the three months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $81.1 million compared to $70.5 million for the three months ended September 30, 2012, an increase of $10.5 million or 14.9%.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re (a)	$19,785	24.4%	$16,938	24.0%	16.8%
AlphaCat	5,728	7.1%	2,087	3.0%	174.5%
Talbot	37,402	46.1%	36,605	51.9%	2.2%
Corporate & Eliminations	18,174	22.4%	14,917	21.1%	21.8%
Total	$81,089	100.0%	$70,547	100.0%	14.9%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

General and administrative expenses of $81.1 million for the three months ended September 30, 2013 represents 15.3 percentage points of the expense ratio.

Validus Re. Validus Re general and administrative expenses for the three months ended September 30, 2013 were $19.8 million compared to $16.9 million for the three months ended September 30, 2012, an increase of $2.8 million or 16.8%, due primarily to the acquisition of Flagstone. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 7.2% and 6.9%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the three months ended September 30, 2013 were $5.7 million compared to $2.1 million for the three months ended September 30, 2012, an increase of $3.6 million or 174.5%. General and administrative expenses have increased primarily due to an increase in management and performance fee expenses during the quarter. AlphaCat's general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 15.4% and 37.8%, respectively. The AlphaCat segment's general and administrative ratio has been impacted by the increase in net premiums earned as the comparatives have a greater proportion of revenues generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the three months ended September 30, 2013 were $37.4 million compared to $36.6 million for the three months ended September 30, 2012, an increase of $0.8 million or 2.2%. Talbot's general and administrative expenses as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 17.1% and 16.1%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the three months ended September 30, 2013 were $18.2 million compared to $14.9 million for the three months ended September 30, 2012, an increase of $3.3 million or 21.8%, primarily due to the increased expense relating to the performance bonus accrual. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the three months ended September 30, 2013 were $10.5 million compared to $7.3 million for the three months ended September 30, 2012, an increase of $3.2 million or 43.3%. This expense is non-cash and has no net effect on total shareholders' equity, as it is balanced by an increase in additional paid-in capital.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re (a)	$2,479	23.6%	$2,076	28.3%	19.4%
AlphaCat	152	1.4%	84	1.1%	81.0%
Talbot	2,992	28.4%	2,200	30.0%	36.0%
Corporate & Eliminations	4,904	46.6%	2,985	40.6%	64.3%
Total	$10,527	100.0%	$7,345	100.0%	43.3%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re share compensation expenses for the three months ended September 30, 2013 were $2.5 million compared to $2.1 million for the three months ended September 30, 2012, an increase of $0.4 million or 19.4%. Share compensation expenses as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 0.9% and 0.9%, respectively.

AlphaCat. AlphaCat share compensation expenses for the three months ended September 30, 2013 were $0.2 million compared to $0.1 million for the three months ended September 30, 2012, an increase of $0.1 million or 81.0%. Share compensation expenses as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 0.4% and 1.5%, respectively.

Talbot. Talbot share compensation expenses for the three months ended September 30, 2013 were $3.0 million compared to $2.2 million for the three months ended September 30, 2012, an increase of $0.8 million or 36.0%. Share compensation expenses as a percent of net premiums earned for the three months ended September 30, 2013 and 2012 were 1.4% and 1.0%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the three months ended September 30, 2013 were $4.9 million compared to $3.0 million for the three months ended September 30, 2012, an increase of $1.9 million or 64.3%.

Selected Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss ratio and the expense ratio. The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2013 and 2012.

Consolidated	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012 (a)	Percentage Point Change
Losses and loss expense ratio	33.5%	32.7%	0.8
Policy acquisition cost ratio	17.9%	20.8%	(2.9)
General and administrative expense ratio (b)	17.2%	16.4%	0.8
Expense ratio	35.1%	37.2%	(2.1)
Combined ratio	68.6%	69.9%	(1.3)

Validus Re	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012 (a)	Percentage Point Change
Losses and loss expense ratio	22.6%	27.6%	(5.0)
Policy acquisition cost ratio	17.3%	15.6%	1.7
General and administrative expense ratio (b)	8.1%	7.8%	0.3
Expense ratio	25.4%	23.4%	2.0
Combined ratio	48.0%	51.0%	(3.0)

AlphaCat	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Percentage Point Change
Losses and loss expense ratio	42.0%	0.0%	42.0
Policy acquisition cost ratio	10.2%	9.9%	0.3
General and administrative expense ratio (b)	15.8%	39.3%	(23.5)
Expense ratio	26.0%	49.2%	(23.2)
Combined ratio	68.0%	49.2%	18.8

Talbot	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Percentage Point Change
Losses and loss expense ratio	45.8%	39.0%	6.8
Policy acquisition cost ratio	20.6%	27.1%	(6.5)
General and administrative expense ratio (b)	18.5%	17.1%	1.4
Expense ratio	39.1%	44.2%	(5.1)
Combined ratio	84.9%	83.2%	1.7

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
(b)    Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the three months ended September 30, 2013 and 2012 were 17.2% and 16.4%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expenses divided by net premiums earned.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012 (a)
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$81,089	15.3%	$70,547	14.9%
Share compensation expenses	10,527	1.9%	7,345	1.5%
Total	$91,616	17.2%	$77,892	16.4%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Underwriting Income

Underwriting income for the three months ended September 30, 2013 was $166.8 million compared to $143.1 million for the three months ended September 30, 2012, an increase of $23.7 million, or 16.5%.

(Dollars in thousands)	Three Months Ended September 30, 2013	% of sub-total	Three Months Ended September 30, 2012 (a)	% of sub-total	% Change
Validus Re	$143,616	76.2%	$118,623	74.2%	21.1%
AlphaCat (b)	11,884	6.3%	2,807	1.8%	NM
Talbot	32,937	17.5%	38,257	24.0%	(13.9)%
Sub-total	188,437	100.0%	159,687	100.0%	18.0%
Corporate & Eliminations	(21,630)		(16,553)		(30.7)%
Total	$166,807		$143,134		16.5%

(a)    The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Underwriting income for the AlphaCat segment includes noncontrolling interest.
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

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012 (a)
Underwriting income	$166,807	$143,134
Net investment income	20,009	25,489
Other (loss) income	(2,806)	7,324
Finance expenses	(27,132)	(9,362)
Net realized (losses) gains on investments	(6,320)	9,063
Net unrealized gains on investments	69,967	86,345
Income (loss) from investment affiliate	1,044	(160)
Foreign exchange gains	6,036	1,103
Transaction expenses	—	(3,784)
Tax (expense)	(5)	(1,343)
Income from operating affiliates	1,463	6,235
Net income (b)	$229,063	$264,044

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)	Net income includes noncontrolling interest from the AlphaCat segment.

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

Net Investment Income

Net investment income for the three months ended September 30, 2013 was $20.0 million compared to $25.5 million for the three months ended September 30, 2012, a decrease of $5.5 million or 21.5%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income includes accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the three months ended September 30, 2013 and 2012 are provided below.

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012 (a)	% Change
Fixed maturities and short-term investments	$20,936	$25,703	(18.5)%
Cash and cash equivalents	1,079	1,770	(39.0)%
Securities lending income	3	3	NM
Total gross investment income	22,018	27,476	(19.9)%
Investment expenses	(2,009)	(1,987)	(1.1)%
Net investment income	$20,009	$25,489	(21.5)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Annualized investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.09% and 1.68% for the three months ended September 30, 2013 and 2012, respectively, and the average duration of the portfolio at September 30, 2013 was 1.62 years (December 31, 2012- 1.34 years).

Other (Loss) Income

Other (loss) income for the three months ended September 30, 2013 was ($2.8) million compared to $7.3 million for the three months ended September 30, 2012, a decrease of $10.1 million or 138.3%. The decrease in other income is primarily due to provisions on Flagstone businesses and a reduction of $3.2 million in performance fees primarily due to the impact of a loss in AlphaCat 2013.

Finance Expenses

Finance expenses for the three months ended September 30, 2013 were $27.1 million compared to $9.4 million for the three months ended September 30, 2012, an increase of $17.8 million or 189.8%.

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012 (a)	% Change
2006 Junior Subordinated Deferrable Debentures	$2,235	$1,628	37.3%
2007 Junior Subordinated Deferrable Debentures	1,848	1,211	52.6%
2010 Senior Notes due 2040	5,597	5,597	0.0%
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,285	—	NM
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,807	—	NM
Credit facilities	1,248	948	31.6%
Bank charges	187	(52)	NM
Variable Funding Notes (b)	11,893	—	NM
Talbot FAL Facility	32	30	6.7%
Finance expenses	$27,132	$9,362	189.8%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

(b)
Includes variable funding note expense and other AlphaCat related fees. Please refer to Note 13 "Variable funding notes" in the unaudited Consolidated Financial Statements contained herein for further details.

NM: Not Meaningful

The increase in finance expenses of $17.8 million for the three months ended September 30, 2013 was due primarily to the interest expense related to the variable funding notes issued in 2013 and interest on Flagstone Junior Subordinated debentures.

Tax Expense

Tax expense for the three months ended September 30, 2013 was $nil compared to $1.3 million for the three months ended September 30, 2012, an decrease of $1.3 million or 99.6%.

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

Within the segment information contained in the consolidated Financial Statements, gross premiums written allocated to the territory of coverage exposure are presented for the periods indicated. Gross premiums written allocated to the United States are written primarily through Validus Reinsurance, Ltd., a Bermuda Registered Reinsurance Company. As noted, under current Bermuda law, the Company is not taxed on any Bermuda income and therefore the premium disclosed in the segment information does not correlate to pre-tax income generated in taxable jurisdictions.

Income From Operating Affiliates

Income from operating affiliates for the three months ended September 30, 2013 was $1.5 million compared to $6.2 million for the three months ended September 30, 2012, a decrease of $4.8 million or 76.5%. For the three months ended September 30, 2013, income (loss) from operating affiliates included ($0.3) million in equity earnings relating to AlphaCat Re 2011 ($4.1 million - September 30, 2012), $nil in equity earnings relating to AlphaCat Re 2012 ($2.2 million - September 30, 2012), $0.6 million in equity earnings relating to AlphaCat 2013 ($nil - September 30, 2012) and $1.2 million relating to the AlphaCat ILS funds ($nil - September 30, 2012).

AlphaCat Re 2011 was formed on May 25, 2011. As at September 30, 2013, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the three months ended September 30, 2013.

AlphaCat Re 2012 was formed on May 29, 2012. As at September 30, 2013, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the three months ended September 30, 2013.
AlphaCat 2013 was formed on December 17, 2012, therefore there is no comparative information for the three months ended September 30, 2012. As at September 30, 2013, the Company owned 19.7% of AlphaCat 2013, therefore income from operating affiliates reflects the Company's share of AlphaCat 2013's net income for the three months ended September 30, 2013.

The Company received $219.4 million of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. During the three months ended September 30, 2013, the Company received $13.0 million in additional third party subscriptions. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at September 30, 2013 and income from operating affiliates reflects the Company's share of this fund's net income for the three months ended September 30, 2013.

Net Realized (Losses) Gains on Investments

Net realized losses on investments for the three months ended September 30, 2013 were ($6.3) million compared to gains of $9.1 million for the three months ended September 30, 2012, a decrease of $15.4 million or 169.7%.

Net Unrealized Gains on Investments

Net unrealized gains on investments for the three months ended September 30, 2013 were $70.0 million compared to $86.3 million for the three months ended September 30, 2012, an unfavorable movement of $16.4 million, or 19.0%.

Net unrealized gains on fixed maturities and short term investments for the three months ended September 30, 2013 were $27.3 million compared to $24.3 million for the three months ended September 30, 2012, an increase of $3.0 million or 12.3%.
Net unrealized gains on other investments for the three months ended September 30, 2013 were $42.7 million compared to $62.0 million for the three months ended September 30, 2012, a decrease of $19.3 million. The unrealized gains on other investments for the three months ended September 30, 2013 were driven primarily by $43.3 million in unrealized gains relating to PaCRe, which is offset by noncontrolling interest of $39.0 million. The total net unrealized gains attributable to the Company was $3.7 million.
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

Income (Loss) From Investment Affiliate

The income from investment affiliate for the three months ended September 30, 2013 was $1.0 million compared to a loss of ($0.2) million for the three months ended September 30, 2012, an increase of $1.2 million. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P.

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

U.S. dollar strengthened (weakened) against:	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
British Pound sterling	(6.0)%	(2.6)%
Euro	(3.7)%	(1.2)%
Canadian Dollar	(1.8)%	(3.1)%
Swiss Franc	(4.1)%	(0.5)%
Singapore Dollar	(1.0)%	(2.7)%
Australian Dollar	(1.6)%	(1.0)%
New Zealand Dollar	(6.3)%	(3.2)%
Japanese Yen	(0.8)%	(2.4)%
Foreign exchange gains for the three months ended September 30, 2013 were $6.0 million compared to $1.1 million for the three months ended September 30, 2012, a favorable movement of $4.9 million. For the three months ended September 30, 2013, Validus Re, AlphaCat and Talbot recognized foreign exchange gains of $2.2 million, $0.4 million and $4.2 million, respectively.

For the three months ended September 30, 2013, Validus Re segment foreign exchange gains were $2.2 million compared to $nil for the three months ended September 30, 2012, a favorable movement of $2.2 million.

For the three months ended September 30, 2013, Talbot segment foreign exchange gains were $4.2 million compared to gains of $1.1 million for the three months ended September 30, 2012, a favorable movement of $3.1 million or 269.8%. The $4.2 million gain was primarily driven by the translation of non-U.S. dollar balances net assets, mainly in the revaluation of Sterling and Canadian dollar unearned premiums and deferred acquisition costs at historic rates, offset by losses on the revaluation of overseas deposits held in Swiss Francs, Euros and Australian dollars.

As at September 30, 2013, Talbot's balance sheet included net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $120.5 million and $24.4 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $86.8 million and $9.3 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Income Attributable to Noncontrolling Interest

For the three months ended September 30, 2013, net income attributable to noncontrolling interest was $45.7 million which comprised of $44.2 million relating to 90.0% of the net income in PaCRe for the quarter and $1.5 million relating to the AlphaCat ILS Funds.

The following table presents results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012 (a)	2013	2012 (a)
Underwriting income
Gross premiums written	$356,760	$390,215	$2,163,833	$1,854,593
Reinsurance premiums ceded	(39,415)	(45,743)	(348,027)	(271,847)
Net premiums written	317,345	344,472	1,815,806	1,582,746
Change in unearned premiums	213,943	130,632	(205,999)	(208,816)
Net premiums earned	531,288	475,104	1,609,807	1,373,930

Underwriting deductions
Losses and loss expenses	177,965	155,455	587,780	541,136
Policy acquisition costs	94,900	98,623	275,663	252,884
General and administrative expenses	81,089	70,547	232,335	198,557
Share compensation expenses	10,527	7,345	19,483	19,583
Total underwriting deductions	364,481	331,970	1,115,261	1,012,160

Underwriting income (b)	166,807	143,134	494,546	361,770

Net investment income	20,009	25,489	71,868	79,134
Other income	(2,806)	7,324	4,297	22,209
Finance expenses	(27,132)	(9,362)	(89,408)	(39,347)
Operating income before taxes and income from operating affiliates	156,878	166,585	481,303	423,766
Tax (expense) benefit	(5)	(1,343)	220	(1,886)
Income from operating affiliates	1,463	6,235	8,779	13,194
Net operating income (b)	158,336	171,477	490,302	435,074

Net realized gains on investments	(6,320)	9,063	(1,190)	22,749
Net unrealized gains (losses) on investments	69,967	86,345	(78,618)	53,442
Income (loss) from investment affiliate	1,044	(160)	4,274	(558)
Foreign exchange gains	6,036	1,103	4,735	3,617
Transaction expenses (c)	—	(3,784)	—	(3,784)
Net income	229,063	264,044	419,503	510,540
Net (income) loss attributable to noncontrolling interest	(45,694)	(56,746)	17,831	(11,386)
Net income available to Validus	$183,369	$207,298	$437,334	$499,154

Selected ratios:
Net premiums written / Gross premiums written	89.0%	88.3%	83.9%	85.3%

Losses and loss expenses	33.5%	32.7%	36.5%	39.4%

Policy acquisition costs	17.9%	20.8%	17.2%	18.4%
General and administrative expenses (d)	17.2%	16.4%	15.6%	15.9%
Expense ratio	35.1%	37.2%	32.8%	34.3%
Combined ratio	68.6%	69.9%	69.3%	73.7%

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

(c) The transaction expenses relate to costs incurred in connection with the acquisition of Flagstone Reinsurance Holdings, S.A.

(d) The general and administrative expense ratio includes share compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (a)	2013	2012 (a)
Validus Re
Gross premiums written	$130,925	$145,010	$1,232,272	$1,052,726
Reinsurance premiums ceded	(13,006)	(10,426)	(226,292)	(137,504)
Net premiums written	117,919	134,584	1,005,980	915,222
Change in unearned premiums	157,873	107,728	(122,303)	(177,215)
Net premiums earned	275,792	242,312	883,677	738,007

Losses and loss expenses	62,250	66,890	319,298	244,286
Policy acquisition costs	47,662	37,785	142,195	113,659
General and administrative expenses	19,785	16,938	69,649	48,332
Share compensation expenses	2,479	2,076	5,421	5,914
Total underwriting deductions	132,176	123,689	536,563	412,191

Underwriting income (b)	$143,616	$118,623	$347,114	$325,816

AlphaCat
Gross premiums written	$3,481	$2,934	$146,757	$21,607
Reinsurance premiums ceded	(525)	—	(525)	—
Net premiums written	2,956	2,934	146,232	21,607
Change in unearned premiums	34,210	2,591	(46,459)	(9,832)
Net premiums earned	37,166	5,525	99,773	11,775

Losses and loss expenses	15,615	—	16,928	—
Policy acquisition costs	3,787	547	10,011	1,185
General and administrative expenses	5,728	2,087	13,757	5,521
Share compensation expenses	152	84	314	195
Total underwriting deductions	25,282	2,718	41,010	6,901

Underwriting income (b) (c)	$11,884	$2,807	$58,763	$4,874

Talbot
Gross premiums written	$246,468	$260,755	$855,516	$837,536
Reinsurance premiums ceded	(49,998)	(53,801)	(191,922)	(191,619)
Net premiums written	196,470	206,954	663,594	645,917
Change in unearned premiums	21,860	20,313	(37,237)	(21,769)
Net premiums earned	218,330	227,267	626,357	624,148

Losses and loss expenses	100,100	88,565	251,554	296,850
Policy acquisition costs	44,899	61,640	127,092	142,181
General and administrative expenses	37,402	36,605	100,506	100,910
Share compensation expenses	2,992	2,200	6,754	5,347
Total underwriting deductions	185,393	189,010	485,906	545,288

Underwriting income (b)	$32,937	$38,257	$140,451	$78,860

Corporate & Eliminations
Gross premiums written	$(24,114)	$(18,484)	$(70,712)	$(57,276)
Reinsurance premiums ceded	24,114	18,484	70,712	57,276
Net premiums written	—	—	—	—

Policy acquisition costs	(1,448)	(1,349)	(3,635)	(4,141)
General and administrative expenses	18,174	14,917	48,423	43,794
Share compensation expenses	4,904	2,985	6,994	8,127
Total underwriting deductions	21,630	16,553	51,782	47,780

Underwriting (loss) (b)	$(21,630)	$(16,553)	$(51,782)	$(47,780)

Total underwriting income (b)	$166,807	$143,134	$494,546	$361,770

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

(c)    Underwriting income for the AlphaCat segment includes noncontrolling interest.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

 Gross Premiums Written

Gross premiums written for the nine months ended September 30, 2013 were $2,163.8 million compared to $1,854.6 million for the nine months ended September 30, 2012, an increase of $309.2 million or 16.7%. Details of gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$1,092,705	50.5%	$949,736	51.2%	15.1%
Marine	497,853	23.0%	560,027	30.2%	(11.1)%
Specialty	573,275	26.5%	344,830	18.6%	66.2%
Total	$2,163,833	100.0%	$1,854,593	100.0%	16.7%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re gross premiums written for the nine months ended September 30, 2013 were $1,232.3 million compared to $1,052.7 million for the nine months ended September 30, 2012, an increase of $179.5 million or 17.1%. Details of Validus Re gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$727,404	59.1%	$716,739	68.1%	1.5%
Marine	194,047	15.7%	248,848	23.6%	(22.0)%
Specialty	310,821	25.2%	87,139	8.3%	256.7%
Total	$1,232,272	100.0%	$1,052,726	100.0%	17.1%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in gross premiums written in the property lines of $10.7 million was due primarily to an increase of $50.1 million in catastrophe excess of loss treaties primarily relating to new business written and increased shares on renewals, as well as renewals of business written by Flagstone in 2012. This was offset by decreases in per risk excess of loss treaties of $22.0 million primarily due to non-renewals of business on a number of accounts as well as prior year business being renewed under specialty lines in 2013. In addition, there was a decrease of $9.1 million due to both decreased reinstatement premiums and downward premium adjustments. The decrease in gross premiums written of $54.8 million in the marine lines was due primarily to a $30.0 million decrease in proportional treaties due to reductions in share and the non-renewal of business on a number of accounts that no longer met the Company's underwriting threshold. In addition, there was a $22.5 million decrease in reinstatement premiums compared to the prior year, primarily relating to the Costa Concordia event and a $8.6 million decrease due to prior year business being renewed under specialty lines in 2013. The increase in gross premiums written in the specialty lines of $223.7 million was due primarily to an increase in proportional crop treaties of $190.0 million related to targeted growth in the agricultural class, as a result of hiring two experienced agricultural underwriters at the beginning of the year, as well as $22.7 million in other new business. In addition, $23.8 million of business historically written in the property and marine lines has been renewed in specialty lines. Offsetting these increases were downward premium adjustments of $5.1 million.

AlphaCat. AlphaCat gross premiums written for the nine months ended September 30, 2013 were $146.8 million compared to $21.6 million for the nine months ended September 30, 2012, an increase of $125.2 million. Details of AlphaCat gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	146,757	100.0%	21,607	100.0%	NM
Total	146,757	100.0%	21,607	100.0%	NM
NM: Not meaningful

The increase in gross premiums written in the property lines of $125.2 million was due primarily to the renewal of business through AlphaCat Re, which is fully consolidated and which writes business on behalf of AlphaCat 2013 and the AlphaCat ILS funds. The comparable business was included within AlphaCat Re 2011 and 2012 which were not consolidated in 2012, and were accounted for as operating affiliates under the equity method of accounting. The comparable renewals were included in managed gross premiums, a comparable measure. In addition, $3.7 million of the increase relates to PaCRe as this company started writing business in June 2012, therefore, current year to date results include two additional renewal periods as compared to the prior year. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented below in the section entitled "Other Non-GAAP Financial Measures."

Managed gross premiums written, including our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the nine months ended September 30, 2013 were $144.2 million compared to $148.1 million for the nine months ended September 30, 2012, a decrease of $3.9 million or 2.6%.

Talbot. Talbot gross premiums written for the nine months ended September 30, 2013 were $855.5 million compared to $837.5 million for the nine months ended September 30, 2012, an increase of $18.0 million or 2.1%. The $855.5 million of gross premiums written translated at 2012 rates of exchange would have been $859.4 million for the nine months ended September 30, 2013, giving an effective increase of $21.8 million or 2.6%. Details of Talbot gross premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	% Change
Property	$284,980	33.3%	$262,652	31.4%	8.5%
Marine	306,093	35.8%	314,667	37.5%	(2.7)%
Specialty	264,443	30.9%	260,217	31.1%	1.6%
Total	$855,516	100.0%	$837,536	100.0%	2.1%

The increase in gross premiums written in the property lines of $22.3 million was due primarily to an increase in direct property lines of $14.3 million which was mainly driven by new business as a result of the hiring of an additional experienced property underwriter. In addition, there was an increase in the construction lines of $6.2 million, driven by new business and premium adjustments on prior period policies. The decrease in gross premiums written in the marine lines of $8.6 million was due primarily to a reassessment of commissions costs on underwriting years 2007 and prior, in the nine months ended September 30, 2012. This reassessment resulted in an additional $14.8 million gross premiums written and earned premium in the prior year, offset by an equal increase to policy acquisition costs, resulting in no net impact. This was offset by $7.0 million of new business written and premium increases on renewals in cargo lines. The increase in gross premiums written in the specialty lines of $4.2 million was due primarily to an increase in current period premium of $12.1 million, mainly from the political risk lines, offset by a reduction in prior period policy premium of $7.9 million driven by decreases on the war and political risk lines, offset by increases in the political violence lines.

Reinsurance Premiums Ceded

Reinsurance premiums ceded for the nine months ended September 30, 2013 were $348.0 million compared to $271.8 million for the nine months ended September 30, 2012, an increase of $76.2 million, or 28.0%. Details of reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$227,473	65.4%	$186,356	68.6%	22.1%
Marine	36,681	10.5%	41,963	15.4%	(12.6)%
Specialty	83,873	24.1%	43,528	16.0%	92.7%
Total	$348,027	100.0%	$271,847	100.0%	28.0%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re reinsurance premiums ceded for the nine months ended September 30, 2013 were $226.3 million compared to $137.5 million for the nine months ended September 30, 2012, an increase of $88.8 million, or 64.6%. Details of Validus Re reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$171,382	75.7%	$119,335	86.8%	43.6%
Marine	15,831	7.0%	17,594	12.8%	(10.0)%
Specialty	39,079	17.3%	575	0.4%	NM
Total	$226,292	100.0%	$137,504	100.0%	64.6%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Reinsurance premiums ceded in the property lines increased by $52.0 million, due to a significant restructuring of retrocessional coverage purchased. New coverage purchased in 2013 included $30.9 million in catastrophe bond coverage assumed through the Flagstone acquisition and $67.9 million for new excess of loss covers. In addition, $18.2 million of proportional quota share coverage was ceded to AlphaCat Re. Industry loss warranties purchased for $57.4 million in 2012 were not renewed in 2013, offsetting the increases in reinsurance premiums ceded from the covers discussed above and below. Reinsurance premiums ceded in the specialty lines increased by $38.5 million due primarily to a $35.0 million increase in proportional coverage relating to the increase in agriculture business.

AlphaCat. AlphaCat reinsurance premiums ceded for the nine months ended September 30, 2013 were $0.5 million compared to $nil for the nine months ended September 30, 2012, an increase of $0.5 million..

 Talbot. Talbot reinsurance premiums ceded for the nine months ended September 30, 2013 were $191.9 million compared to $191.6 million for the nine months ended September 30, 2012, an increase of $0.3 million or 0.2%. Details of Talbot reinsurance premiums ceded by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	Reinsurance Premiums Ceded	Reinsurance Premiums Ceded (%)	% Change
Property	$122,002	63.5%	$118,283	61.7%	3.1%
Marine	23,137	12.1%	27,857	14.6%	(16.9)%
Specialty	46,783	24.4%	45,479	23.7%	2.9%
Total	$191,922	100.0%	$191,619	100.0%	0.2%

The increase in the property lines of $3.7 million was due primarily to a $2.1 million increase as a result of the purchase of a new catastrophe aggregate contract. The decrease in the marine lines of $4.7 million was due primarily to a decrease in reinstatement premiums ceded.

Net Premiums Written

Net premiums written for the nine months ended September 30, 2013 were $1,815.8 million compared to $1,582.7 million for the nine months ended September 30, 2012, an increase of $233.1 million, or 14.7%. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2013 and 2012 were 83.9% and 85.3%, respectively. Details of net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$865,232	47.6%	$763,380	48.3%	13.3%
Marine	461,172	25.4%	518,064	32.7%	(11.0)%
Specialty	489,402	27.0%	301,302	19.0%	62.4%
Total	$1,815,806	100.0%	$1,582,746	100.0%	14.7%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums written for the nine months ended September 30, 2013 were $1,006.0 million compared to $915.2 million for the nine months ended September 30, 2012, an increase of $90.8 million or 9.9%.  Details of Validus Re net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$556,022	55.3%	$597,404	65.2%	(6.9)%
Marine	178,216	17.7%	231,254	25.3%	(22.9)%
Specialty	271,742	27.0%	86,564	9.5%	213.9%
Total	$1,005,980	100.0%	$915,222	100.0%	9.9%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 81.6% and 86.9% for the nine months ended September 30, 2013 and 2012, respectively, reflecting the restructuring of the property retrocessional cover and the new cover purchased for the agricultural business.

 AlphaCat. AlphaCat net premiums written for the nine months ended September 30, 2013 were $146.2 million compared to $21.6 million for the nine months ended September 30, 2012, an increase of $124.6 million. Details of AlphaCat net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$146,232	100.0%	$21,607	100.0%	NM
Total	$146,232	100.0%	$21,607	100.0%	NM

NM: Not meaningful

The increase in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 99.6% and 100.0% for the nine months ended September 30, 2013 and 2012, respectively.

Talbot. Talbot net premiums written for the nine months ended September 30, 2013 were $663.6 million compared to $645.9 million for the nine months ended September 30, 2012, an increase of $17.7 million or 2.7%. Details of Talbot net premiums written by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Written	Net Premiums Written (%)	Net Premiums Written	Net Premiums Written (%)	% Change
Property	$162,978	24.6%	$144,369	22.4%	12.9%
Marine	282,956	42.6%	286,810	44.4%	(1.3)%
Specialty	217,660	32.8%	214,738	33.2%	1.4%
Total	$663,594	100.0%	$645,917	100.0%	2.7%

The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written for the nine months ended September 30, 2013 and 2012 were 77.6% and 77.1%, respectively.

Net Change in Unearned Premiums

Net change in unearned premiums for the nine months ended September 30, 2013 was ($206.0) million compared to ($208.8) million for the nine months ended September 30, 2012, an increase of $2.8 million or 1.3%.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(275,468)	$(262,223)	(5.1)%
Change in prepaid reinsurance premiums	69,469	53,407	30.1%
Net change in unearned premiums	$(205,999)	$(208,816)	1.3%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net change in unearned premiums for the nine months ended September 30, 2013 was ($122.3) million compared to ($177.2) million for the nine months ended September 30, 2012, an increase of $54.9 million, or 31.0%.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(163,676)	$(215,041)	23.9%
Change in prepaid reinsurance premiums	41,373	37,826	9.4%
Net change in unearned premiums	$(122,303)	$(177,215)	31.0%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re net change in unearned premiums has increased for the nine months ended September 30, 2013 due to changes in the timing and earnings pattern of gross premiums written and reinsurance premiums ceded during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

AlphaCat. AlphaCat net change in unearned premiums for the nine months ended September 30, 2013 was ($46.5) million compared to $(9.8) million for the nine months ended September 30, 2012, a decrease of ($36.6) million.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
(Dollars in thousands)	Net Change in Unearned Premiums	Net Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(46,771)	$(9,832)	NM
Change in prepaid reinsurance premiums	312	—	NM
Net change in unearned premiums	$(46,459)	$(9,832)	NM
NM: Not meaningful

AlphaCat net change in unearned premiums has decreased for the nine months ended September 30, 2013 due to the earnings pattern of gross premiums written during the nine months ended September 30, 2013 as compared to nine months ended September 30, 2012.

Talbot. Talbot net change in unearned premiums for the nine months ended September 30, 2013 was ($37.2) million compared to ($21.8) million for the nine months ended September 30, 2012, a decrease of ($15.5) million or 71.1%.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
(Dollars in thousands)	Change in Unearned Premiums	Change in Unearned Premiums	% Change
Change in gross unearned premiums	$(65,021)	$(37,350)	(74.1)%
Change in prepaid reinsurance premiums	27,784	15,581	78.3%
Net change in unearned premiums	$(37,237)	$(21,769)	(71.1)%

Talbot net change in unearned premiums has decreased for the nine months ended September 30, 2013 due to the earnings pattern of gross premiums written and reinsurance premiums ceded during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Net Premiums Earned

Net premiums earned for the nine months ended September 30, 2013 were $1,609.8 million compared to $1,373.9 million for the nine months ended September 30, 2012, an increase of $235.9 million or 17.2%. Details of net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$763,289	47.4%	$615,885	44.9%	23.9%
Marine	419,916	26.1%	462,268	33.6%	(9.2)%
Specialty	426,602	26.5%	295,777	21.5%	44.2%
Total	$1,609,807	100.0%	$1,373,930	100.0%	17.2%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re net premiums earned for the nine months ended September 30, 2013 were $883.7 million compared to $738.0 million for the nine months ended September 30, 2012, an increase of $145.7 million or 19.7%. Details of Validus Re net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$520,576	58.9%	$475,926	64.5%	9.4%
Marine	155,461	17.6%	193,929	26.3%	(19.8)%
Specialty	207,640	23.5%	68,152	9.2%	204.7%
Total	$883,677	100.0%	$738,007	100.0%	19.7%
a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, in addition to the earning out of business assumed through the Flagstone acquisition for the nine months ended September 30, 2013.

AlphaCat. AlphaCat net premiums earned for the nine months ended September 30, 2013 were $99.8 million compared to $11.8 million for the nine months ended September 30, 2012, an increase of $88.0 million. Details of AlphaCat net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$99,773	100.0%	$11,775	100.0%	NM
Total	$99,773	100.0%	$11,775	100.0%	NM
NM: Not meaningful

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, influencing the earned premiums for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Talbot. Talbot net premiums earned for the nine months ended September 30, 2013 were $626.4 million compared to $624.1 million for the nine months ended September 30, 2012, an increase of $2.2 million or 0.4%. Details of Talbot net premiums earned by line of business are provided below.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Net Premiums Earned	Net Premiums Earned (%)	Net Premiums Earned	Net Premiums Earned (%)	% Change
Property	$142,940	22.8%	$128,184	20.5%	11.5%
Marine	264,455	42.2%	268,339	43.0%	(1.4)%
Specialty	218,962	35.0%	227,625	36.5%	(3.8)%
Total	$626,357	100.0%	$624,148	100.0%	0.4%

The increase in net premiums earned is consistent with the relevant pattern of net premiums written, influencing the earned premiums for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Increases in net premiums earned in property lines have been offset by decreases in net premiums earned in specialty and marine lines.

Losses and Loss Expenses

Losses and loss expenses for the nine months ended September 30, 2013 were $587.8 million compared to $541.1 million for the nine months ended September 30, 2012, an increase of $46.6 million or 8.6%. The loss ratios, defined as losses and loss expenses divided by net premiums earned, for the nine months ended September 30, 2013 and 2012 were 36.5% and 39.4%, respectively. Details of loss ratios by line of business are provided below.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (a)	Percentage Point Change
Property	18.9%	25.8%	(6.9)%
Marine	49.5%	55.0%	(5.5)%
Specialty	55.3%	43.4%	11.9%
All lines	36.5%	39.4%	(2.9)%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Details of loss ratios by line of business and period of occurrence are provided below.

	Nine Months Ended September 30,
	2013	2012 (a)	Percentage Point Change
Property - current period - excluding items below	28.5%	27.6%	0.9
Property - current period - notable losses	8.0%	6.6%	1.4
Property - change in prior accident years	(17.6)%	(8.4)%	(9.2)
Property - loss ratio	18.9%	25.8%	(6.9)

Marine - current period - excluding notable losses	48.3%	45.4%	2.9
Marine - current period - notable losses	0.5%	16.2%	(15.7)
Marine - change in prior accident years	0.7%	(6.6)%	7.3
Marine - loss ratio	49.5%	55.0%	(5.5)

Specialty - current period - excluding notable losses	64.8%	47.8%	17.0
Specialty - current period - notable losses	0.0%	7.6%	(7.6)
Specialty - change in prior accident years	(9.5)%	(12.0)%	2.5
Specialty — loss ratio	55.3%	43.4%	11.9

All lines - current period - excluding notable losses	43.3%	38.0%	5.3
All lines - current period - notable losses	3.9%	10.0%	(6.1)
All lines - change in prior accident years	(10.7)%	(8.6)%	(2.1)
All lines - loss ratio	36.5%	39.4%	(2.9)

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re losses and loss expenses for the nine months ended September 30, 2013 were $319.3 million compared to $244.3 million for the nine months ended September 30, 2012, an increase of $75.0 million or 30.7%. The loss ratio, was 36.1% and 33.1% for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, Validus Re incurred losses of $382.0 million related to current year losses and $62.7 million of favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2013, favorable loss reserve development on prior accident years benefited the Validus Re loss ratio by 7.1 percentage points. For the nine months ended September 30, 2012, Validus Re incurred losses of $297.1 million related to current year losses and $52.8 million of favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2012, favorable loss reserve development on prior years benefited the Validus Re loss ratio by 7.2 percentage points.

For the nine months ended September 30, 2013, Validus Re incurred $55.3 million of losses from a notable loss event, which represented 6.3 percentage points of the loss ratio. Net of reinstatement premiums of $5.0 million, the effect of this event on Validus Re segment net income was a decrease of $50.4 million. For the nine months ended September 30, 2012, Validus Re incurred $120.2 million of losses from notable loss events, which represented 16.3 percentage points of the loss ratio. Net of reinstatement premiums of $24.4 million, the effect of these events on Validus Re segment net income was a decrease of $95.8 million. Validus Re segment loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 36.9% and 24.0%, respectively. Details of Validus Re loss ratios by line of business and period of occurrence are provided below.

	Nine Months Ended September 30,
	2013	2012 (a)	Percentage Point Change
Property - current period excluding notable losses	22.5%	18.4%	4.1
Property - current period - notable losses	10.6%	8.2%	2.4
Property - change in prior accident years	(19.0)%	(8.3)%	(10.7)
Property - loss ratio	14.1%	18.3%	(4.2)

Marine - current period excluding notable losses	40.9%	35.4%	5.5
Marine - current period - notable losses	0.0%	30.5%	(30.5)
Marine - change in prior accident years	23.6%	(3.7)%	27.3
Marine - loss ratio	64.5%	62.2%	2.3

Specialty - current period excluding notable losses	70.3%	30.4%	39.9
Specialty - current period - notable losses	0.0%	32.3%	(32.3)
Specialty - change in prior accident years	(0.1)%	(9.1)%	9.0
Specialty — loss ratio	70.2%	53.6%	16.6

All lines - current period excluding notable losses	36.9%	24.0%	12.9
All lines - current period - notable losses	6.3%	16.3%	(10.0)
All lines - change in prior accident years	(7.1)%	(7.2)%	0.1
All lines - loss ratio	36.1%	33.1%	3.0

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

For the nine months ended September 30, 2013, Validus Re property lines losses and loss expenses included $172.4 million related to current year losses and $99.2 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development included favorable development on Hurricane Isaac and Cat 67, as well as lower than expected claims development on attritional losses. For the nine months ended September 30, 2012, Validus Re property lines losses and loss expenses included $126.6 million related to current year losses and $39.5 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a decrease in loss estimates on attritional losses and the Chilean earthquake.

For the nine months ended September 30, 2013, Validus Re property lines incurred $55.3 million of losses from a notable loss event, which represented 10.6 percentage points of the property lines loss ratio. For the nine months ended September 30, 2012, Validus Re property lines incurred $39.1 million of losses from notable loss events, which represented 8.2 percentage points of the property lines loss ratio. Validus Re property lines loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 22.5% and 18.4%, respectively.

For the nine months ended September 30, 2013, Validus Re marine lines losses and loss expenses included $63.5 million related to current year losses and $36.8 million of adverse loss reserve development relating to prior accident years. The adverse loss reserve development is due primarily to an increase in the ultimate loss estimate on Costa Concordia. For the nine months ended September 30, 2012, Validus Re marine lines losses and loss expenses included $127.7 million related to current year losses and $7.1 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development is due primarily to a reduction in loss estimates on attritional losses, partially offset by an increase in the loss estimate on Deepwater Horizon.

For the nine months ended September 30, 2013, Validus Re marine lines did not incur any notable losses. For the nine months ended September 30, 2012, Validus Re marine lines incurred $59.1 million of losses from notable loss events, which represented 30.5 percentage points of the marine lines loss ratio. Validus Re marine lines loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 40.9% and 35.4%, respectively.

For the nine months ended September 30, 2013, Validus Re specialty lines losses and loss expenses included $146.1 million related to current year losses and $0.3 million of favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2012, Validus Re specialty lines losses and loss expenses included $42.8 million related to current year losses and $6.2 million of favorable loss reserve development relating to prior accident years. The favorable loss reserve development was due primarily to a reduction in loss estimates on attritional losses.

For the nine months ended September 30, 2013 Validus Re specialty lines did not incur any notable losses. For the nine months ended September 30, 2012, Validus Re specialty lines incurred $22.0 million of losses from notable loss events, which represented 32.3 percentage points of the specialty lines loss ratio.Validus Re specialty lines loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 70.3% and 30.4%, respectively. The increase in the specialty lines loss ratio was due primarily to the impact of the increase in agricultural business which has a higher attritional loss ratio than other specialty classes.

AlphaCat. AlphaCat losses and loss expenses for the nine months ended September 30, 2013 were $16.9 million compared to $nil for the nine months ended September 30, 2012, an increase of $16.9 million. The loss ratio, was 17.0% and 0.0% for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, AlphaCat incurred losses of $16.9 million related to current year losses.The Company's share of any losses incurred by our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, are included in "Income from operating affiliates."

For the nine months ended September 30, 2013, AlphaCat incurred $1.0 million of losses from a notable loss event, which represented 1.0 percentage point of the loss ratio. For the nine months ended September 30, 2012, AlphaCat did not incur any losses from notable loss events. AlphaCat loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 16.0% and 0.0%, respectively.

     Talbot. Talbot losses and loss expenses for the nine months ended September 30, 2013 were $251.6 million compared to $296.9 million for the nine months ended September 30, 2012, a decrease of $45.3 million or 15.3%. The loss ratio was 40.2% and 47.6% for the nine months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, Talbot incurred losses of $360.7 million related to current year losses and $109.1 million of favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2013, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 17.4 percentage points. For the nine months ended September 30, 2012, Talbot incurred losses of $361.8 million related to current year losses and $65.0 million in favorable loss reserve development relating to prior accident years. For the nine months ended September 30, 2012, favorable loss reserve development on prior accident years benefited the Talbot loss ratio by 10.4 percentage points.

For the nine months ended September 30, 2013, Talbot incurred $6.4 million of losses from a notable loss event, which represented 1.0 percentage points of the loss ratio. Including the impact of reinstatement premiums of $0.3 million, the effect of this event on Talbot segment income was a decrease of $6.1 million. For the nine months ended September 30, 2012, Talbot incurred $17.8 million of losses from notable loss events, which represented 2.8 percentage points of the Talbot loss ratio. Talbot loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 56.6% and 55.2%, respectively. Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Nine Months Ended September 30,
	2013	2012	Percentage Point Change
Property - current period excluding items below	59.0%	63.8%	(4.8)
Property - current period - notable losses	3.1%	1.4%	1.7
Property - change in prior accident years	(24.5)%	(9.4)%	(15.1)
Property - loss ratio	37.6%	55.8%	(18.2)

Marine - current period excluding items below	52.8%	52.7%	0.1
Marine - current period - notable losses	0.8%	5.8%	(5.0)
Marine - change in prior accident years	(12.9)%	(8.8)%	(4.1)
Marine - loss ratio	40.7%	49.7%	(9.0)

Specialty - current period excluding items below	59.4%	53.1%	6.3
Specialty - current period - notable losses	0.0%	0.2%	(0.2)
Specialty - change in prior accident years	(18.3)%	(12.9)%	(5.4)
Specialty — loss ratio	41.1%	40.4%	0.7

All lines - current period excluding items below	56.6%	55.2%	1.4
All lines - current period - notable losses	1.0%	2.8%	(1.8)
All lines - change in prior accident years	(17.4)%	(10.4)%	(7.0)
All lines - loss ratio	40.2%	47.6%	(7.4)

For the nine months ended September 30, 2013, Talbot property lines losses and loss expenses include $88.8 million related to current year losses and $35.1 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was due primarily to favorable development on notable losses combined with lower than expected attritional claims during the period. For the nine months ended September 30, 2012, Talbot property lines losses and loss expenses included $83.5 million related to current year losses and $12.0 million of favorable loss reserve development relating to prior accident years. The prior year favorable loss reserve development was due to lower than expected development on attritional claims throughout the period.

For the nine months ended September 30, 2013, Talbot property lines incurred $4.4 million of losses from a notable loss event, which represented 3.1 percentage points of the property lines loss ratio. For the nine months ended September 30, 2012, Talbot's property lines incurred $1.8 million of losses from notable loss events, which represented 1.4 percentage points of the property lines loss ratio. Talbot property lines loss ratio, excluding items above, for the nine months ended September 30, 2013 and 2012 were 59.0% and 63.8%, respectively.

For the nine months ended September 30, 2013, Talbot marine lines losses and loss expenses included $141.7 million related to current year losses and $34.0 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was due primarily to lower than expected development on attritional claims during the period. For the nine months ended September 30, 2012, Talbot marine lines losses and loss expenses included $157.0 million related to current year losses and $23.6 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable loss reserve development was due primarily to lower than expected development on attritional claims during the period.

For the nine months ended September 30, 2013, Talbot marine lines incurred $2.0 million of losses from a notable loss event, which represented 0.8 percentage points of the marine lines loss ratio. For the nine months ended September 30, 2012, Talbot's marine lines incurred $15.6 million of losses from notable loss events, which represented 5.8 percentage points of the marine lines loss ratio. Talbot marine lines loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 52.8% and 52.7%, respectively.

For the nine months ended September 30, 2013, Talbot specialty lines losses and loss expenses included $130.1 million relating to current year losses and $40.1 million of favorable loss reserve development relating to prior accident years. The prior year accident favorable reserve development was due primarily to lower than expected development on attritional claims during the period. For the nine months ended September 30, 2012, Talbot specialty lines losses and loss expenses included $121.3 million relating to current year losses and $29.4 million of favorable loss reserve development relating to prior accident years. The prior accident year favorable reserve development was primarily due to lower than expected claims development.

For the nine months ended September 30, 2013,Talbot specialty lines did not incur any notable losses. For the nine months ended September 30, 2012, Talbot specialty lines incurred $0.4 million of losses from notable loss events, which represented 0.2 percentage points of the specialty lines loss ratio. Talbot specialty lines loss ratios, excluding items above, for the nine months ended September 30, 2013 and 2012 were 59.4% and 53.1%, respectively.

Reserves for Losses and Loss expenses

At September 30, 2013, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the critical accounting policies and estimates as discussed in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012. The Company did not make any significant changes in the assumptions or methodology used in its reserving process for the nine months ended September 30, 2013.

	As at September 30, 2013
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$810,911	$686,974	$1,497,885
Marine	512,407	461,904	974,311
Specialty	270,885	480,654	751,539
Total	$1,594,203	$1,629,532	$3,223,735

	As at September 30, 2013
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$694,455	$587,298	$1,281,753
Marine	450,609	428,888	879,497
Specialty	239,485	401,482	640,967
Total	$1,384,549	$1,417,668	$2,802,217

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$2,122,895	$5,000	$1,480,307	$(90,629)	$3,517,573
Losses recoverable	(148,646)	—	(381,950)	90,629	(439,967)
Net reserves at period beginning	1,974,249	5,000	1,098,357	—	3,077,606

Net reserves acquired	948	—	—	—	948
Incurred losses- current year	381,988	16,928	360,701	—	759,617
Change in prior accident years	(62,690)	—	(109,147)	—	(171,837)
Incurred losses	319,298	16,928	251,554	—	587,780

Foreign exchange	(13,995)	—	(2,985)	—	(16,925)
Paid losses	(504,026)	—	(343,166)	—	(847,192)
Net reserves at period end	1,776,474	21,983	1,003,760	—	2,802,217
Losses recoverable	126,714	—	364,576	(69,772)	421,518
Gross reserves at period end	$1,903,188	$21,983	$1,368,336	$(69,772)	$3,223,735

The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the nine months ended September 30, 2013, favorable loss reserve development on prior accident years was $171.8 million of which $62.7 million related to the Validus Re segment and $109.1 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 10.7 percentage points for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, favorable loss reserve development on prior accident years was $117.7 million, of which, $52.8 million related to the Validus Re segment and $65.0 million related to the Talbot segment. Favorable loss reserve development benefited the Company's loss ratio by 8.6 percentage points for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, the Company incurred $62.7 million of losses from a notable loss event, which represented 3.9 percentage points of the loss ratio. Net of $5.3 million of reinstatement premiums and $0.8 million in notable losses attributable to noncontrolling interest, the effect of this event on net income was a decrease of $56.6 million. For the nine months ended September 30, 2012, the Company incurred $138.0 million of losses from notable loss events, which represented 10.0 percentage points of the loss ratio. Net of $19.6 million of reinstatement premiums, the effect of these events on net income was a decrease of $118.3 million. The Company's loss ratio, excluding items above, for the nine months ended September 30, 2013 and 2012 was 43.3% and 38.0%, respectively.

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

As of December 31, 2012 the RDE on 2011 notable loss events was $42.2 million. During the nine months ended September 30, 2013, the Company allocated a combined $13.1 million of the 2011 reserve to the Christchurch earthquake and Gryphon Alpha mooring failure. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment continue to lead to complexity and volatility in the ultimate loss estimates for these events. As at September 30, 2013, the RDE on 2011 notable loss events was $29.0 million. No RDE was established for 2012 and 2013 notable losses.

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

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's)

2011 NOTABLE LOSS EVENTS		Year Ended December 31, 2011			Year Ended December 31, 2012			Nine Months Ended September 30, 2013
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-11	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	30-Sept-13
Tohoku earthquake	$148,926	$37,963	$29,788	$216,677	$(6,652)	$16,342	$226,367	$(7,773)	$—	$218,594
Thailand floods	54,148	—	—	54,148	10,704	14,262	79,114	(4,371)	—	74,743
Gryphon Alpha (f)	52,434	9,151	—	61,585	874	5,356	67,815	(353)	1,970	69,432
Cat 46 (f)	43,806	18,553	—	62,359	118	—	62,477	(3,272)	—	59,205
Christchurch earthquake	41,881	16,854	20,212	78,947	(495)	20,121	98,573	40	11,170	109,783
Hurricane Irene (e)	32,451	3	—	32,454	(10,788)	—	21,666	(2,421)	—	19,245
Cat 48 (f)	31,481	9,190	—	40,671	5,612	—	46,283	(4,597)	—	41,686
Brisbane floods	31,023	4,848	—	35,871	(1,394)	—	34,477	(1,757)	—	32,720
CNRL Horizon	19,500	(8,706)	—	10,794	558	—	11,352	3	—	11,355
Danish flood	19,429	5,987	—	25,416	2,566	7,665	35,647	(85)	—	35,562
Jupiter 1	15,008	(73)	—	14,935	(166)	—	14,769	36	—	14,805
Total 2011 Notable Loss Events	$490,087	$93,770	$50,000	$633,857	$937	$63,746	$698,540	$(24,550)	$13,140	$687,130

				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-11			31-Dec-12			30-Sept-13
Tohoku earthquake			$59,100	$157,577		$94,011	$73,256		$21,276	$44,207
Thailand floods			1,748	52,400		13,017	64,349		21,735	38,243
Gryphon Alpha (f)			8,686	52,899		19,487	39,641		33,369	7,890
Cat 46 (f)			51,429	10,930		1,700	9,348		2,816	3,260
Christchurch earthquake			(42)	78,989		5,708	92,907		38,747	65,370
Hurricane Irene (e)			8,669	23,785		3,743	9,254		752	6,081
Cat 48 (f)			19,934	20,737		14,032	12,317		1,252	6,468
Brisbane floods			16,151	19,720		10,998	7,328		1,551	4,020
CNRL Horizon			5,600	5,194		5,746	6		6	3
Danish flood			7,872	17,544		15,099	12,676		2,309	10,282
Jupiter 1			14,342	593		245	182		87	131
Total 2011 Notable Loss Events			$193,489	$440,368		$183,786	$321,264		$123,900	$185,955

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's) CONTINUED

2012 NOTABLE LOSS EVENTS		Year Ended December 31, 2012			Nine Months Ended September 30, 2013
		Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	30-Sept-13
Hurricane Sandy	$361,036	—	—	$361,036	(2,012)	—	$359,024
Costa Concordia	76,197	(2,061)	—	74,136	40,067	—	114,203
Cat 67	22,713	5,377	—	28,090	(6,802)	—	21,288
U.S. Drought	22,021	—	—	22,021	5,707	—	27,728
Hurricane Isaac	15,209	67	—	15,276	(9,386)	—	5,890
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$27,574	$—	$528,133

				Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-12			30-Sept-13
Hurricane Sandy			$38,515	$322,521		$109,939	$210,570
Costa Concordia			13,040	61,096		19,328	81,835
Cat 67			13,432	14,658		1,909	5,947
U.S. Drought			12,346	9,675		14,290	1,092
Hurricane Isaac			313	14,963		2,969	2,608
Total 2012 Notable Loss Events			$77,646	$422,913		$148,435	$302,052

2013 NOTABLE LOSS EVENTS					Nine Months Ended September 30, 2013
					Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)				Unfavorable (b)	of RDE	30-Sept-13
European Floods	$77,587				$(14,850)	—	$62,737
Total 2013 Notable Loss Events	$77,587				$(14,850)	$—	$62,737

							Closing
						Paid Loss (Recovery)	Reserve (d)
Notable Loss							30-Sept-13
European Floods						$42	$62,695
Total 2013 Notable Loss Events						$42	$62,695

(a)    Includes paid losses, case reserves and IBNR reserves.
(b)    Development other than allocation of RDE.
(c)     Excludes impact of movements in foreign exchange rates.
(d)     Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.
(e)     During Q1 2013, the Company concluded that Hurricane Irene no longer remains eligible for potential allocations from the 2011 RDE.

(f)	During Q2 2013, the Company concluded that Cat 46, Cat 48 and Gryphon Alpha no longer remain eligible for potential allocations from the 2011 RDE.

	Reserve for Potential Development on Notable Loss Events
	2010	2011	2012	2013	Total
	($ in 000's)	($ in 000's)	($ in 000's)	($ in 000's)	($ in 000's)
As at December 31, 2009	$—				$—
Reserve for potential development additions	69,242	—	—	—	69,242
Reserve for potential development allocations (a)	(35,856)	—	—	—	(35,856)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2010 (b)	$33,386	$—	$—	$—	$33,386

Reserve for potential development additions	—	128,000	—	—	128,000
Reserve for potential development allocations (a)	(14,769)	(50,000)	—	—	(64,769)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2011 (b)	$18,617	$78,000	$—	$—	$96,617

Reserve for potential development additions (c)	—	27,926	—	—	27,926
Reserve for potential development allocations (a)	(18,617)	(63,746)	—	—	(82,363)
Reserve for potential development releases	—	—	—	—	—
As at December 31, 2012 (b)	$—	$42,180	$—	$—	$42,180

Reserve for potential development additions	—	—	—	—	—
Reserve for potential development allocations (a)	—	(13,140)	—	—	(13,140)
Reserve for potential development releases	—	—	—	—	—
As at September 30, 2013 (b)	$—	$29,040	$—	$—	$29,040

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

During the nine months ended September 30, 2013, $11,170 was allocated to the Christchurch earthquake and $1,970 to the Gryphon Alpha mooring failure from the 2011 reserve for potential development on notable loss events.

(b)
Notable losses for the year ended December 31, 2010 included Chilean earthquake, Melbourne hailstorm, Windstorm Xynthia, Deepwater Horizon, Aban Pearl, Bangkok riots, Perth hailstorm, New Zealand earthquake, Oklahoma windstorm, Political risk loss, Hurricane Karl, Queensland floods, Political violence loss, Satellite failure and Financial institution loss.

Notable losses for the year ended December 31, 2011 included Tohoku earthquake, Gryphon Alpha, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish flood, Hurricane Irene and Thailand floods. As at September 30, 2012, the Company concluded that CNRL Horizon and Jupiter 1 no longer remain eligible for potential allocations from the 2011 RDE. As at March 31, 2013, the Company concluded that Hurricane Irene no longer remains eligible for potential allocations from the 2011 RDE. As at September 30, 2013, the Company concluded that Gryphon Alpha, Cat 46 and Cat 48 no longer remained eligible for potential allocations from the 2011 RDE.

Notable losses for the year ended December 31, 2012 were Costa Concordia, Cat 67, U.S. Drought, Hurricane Isaac and Hurricane Sandy.

Notable losses for the nine months ended September 30, 2013 was the European floods.

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

Policy acquisition costs for the nine months ended September 30, 2013 were $275.7 million compared to $252.9 million for the nine months ended September 30, 2012, an increase of $22.8 million or 9.0%. Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 17.2% and 18.4%, respectively. The changes in policy acquisition costs are due to the factors provided below.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$105,444	38.3%	13.8%	$77,825	30.8%	12.6%	35.5%
Marine	89,064	32.3%	21.2%	111,285	44.0%	24.1%	(20.0)%
Specialty	81,155	29.4%	19.0%	63,774	25.2%	21.6%	27.3%
Total	$275,663	100.0%	17.2%	$252,884	100.0%	18.4%	9.0%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Validus Re. Validus Re policy acquisition costs for the nine months ended September 30, 2013 were $142.2 million compared to $113.7 million for the nine months ended September 30, 2012, an increase of $28.5 million or 25.1%. Details of Validus Re policy acquisition costs by line of business are provided below.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$82,580	58.1%	15.9%	$68,419	60.1%	14.4%	20.7%
Marine	29,995	21.1%	19.3%	33,817	29.8%	17.4%	(11.3)%
Specialty	29,620	20.8%	14.3%	11,423	10.1%	16.8%	159.3%
Total	$142,195	100.0%	16.1%	$113,659	100.0%	15.4%	25.1%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Policy acquisition costs as a percent of net premiums earned (the acquisition cost ratio) for the nine months ended September 30, 2013 and 2012 were 16.1% and 15.4%, respectively. The acquisition cost ratio on the marine lines has increased by 1.9 percentage points due to the effect of higher reinstatement premiums in the nine months ended September 30, 2012. The acquisition cost ratio on the specialty lines has decreased by 2.5 percentage points due to the effect of the agricultural business, which has a lower acquisition cost ratio than most other specialty lines.

AlphaCat. AlphaCat policy acquisition costs for the nine months ended September 30, 2013 were $10.0 million compared to $1.2 million for the nine months ended September 30, 2012, an increase of $8.8 million.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$10,011	100.0%	10.0%	$1,185	100.0%	10.1%	NM
Total	$10,011	100.0%	10.0%	$1,185	100.0%	10.1%	NM
NM: Not meaningful

 Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 10.0% and 10.1%, respectively.

Talbot. Talbot policy acquisition costs for the nine months ended September 30, 2013 were $127.1 million compared to $142.2 million for the nine months ended September 30, 2012, a decrease of $15.1 million or 10.6%. Details of Talbot policy acquisition costs by line of business are provided below.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Dollars in thousands)	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	Policy Acquisition Costs	Policy Acquisition Costs (%)	Acquisition Cost Ratio	% Change
Property	$16,300	12.8%	11.4%	$11,466	8.0%	8.9%	42.2%
Marine	59,182	46.6%	22.4%	78,313	55.1%	29.2%	(24.4)%
Specialty	51,610	40.6%	23.6%	52,402	36.9%	23.0%	(1.5)%
Total	$127,092	100.0%	20.3%	$142,181	100.0%	22.8%	(10.6)%

Policy acquisition costs as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 20.3% and 22.8%, respectively. During nine months ended September 30, 2012, Talbot reassessed commission costs on underwriting years 2007 and prior, related to business on the marine class. This resulted in a $14.8 million increase in gross premiums written and earned premium, offset by an equal increase on policy acquisition costs, resulting in no net impact. The effect on the policy acquisition cost ratio, for marine lines was an increase of 4.1 percentage points for the nine months ended September 30, 2012.

 General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $232.3 million compared to $198.6 million for the nine months ended September 30, 2012, an increase of $33.8 million or 17.0%.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	General and Administrative Expenses	General and Administrative Expenses (%)	General and Administrative Expenses	General and Administrative Expenses (%)	% Change
Validus Re	$69,649	30.0%	$48,332	24.3%	44.1%
AlphaCat	13,757	5.9%	5,521	2.8%	149.2%
Talbot	100,506	43.3%	100,910	50.8%	(0.4)%
Corporate & Eliminations	48,423	20.8%	43,794	22.1%	10.6%
Total	$232,335	100.0%	$198,557	100.0%	17.0%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

General and administrative expenses of $232.3 million for the nine months ended September 30, 2013 represents 14.4 percentage points of the expense ratio.

Validus Re. Validus Re general and administrative expenses for the nine months ended September 30, 2013 were $69.6 million compared to $48.3 million for the nine months ended September 30, 2012, an increase of $21.3 million or 44.1%. General and administrative expenses have increased primarily due to the acquisition of Flagstone, which accounted for $21.4 million of additional general and administrative expenses for the nine months ended September 30, 2013. General and administrative expenses include salaries and benefits, professional fees, rent and office expenses. Validus Re general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 7.9% and 6.6%, respectively.

AlphaCat. AlphaCat general and administrative expenses for the nine months ended September 30, 2013 were $13.8 million compared to $5.5 million for the nine months ended September 30, 2012, an increase of $8.2 million or 149.2%. General and administrative expenses have increased primarily due to an increase in management and performance fees for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. AlphaCat's general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 13.8% and 46.8%, respectively. The AlphaCat segment general and administrative ratio has been impacted by an increase in net premiums earned as the comparatives have a greater proportion of revenues generated in equity earnings from operating affiliates which is not included in the ratio calculation.

Talbot. Talbot general and administrative expenses for the nine months ended September 30, 2013 were $100.5 million compared to $100.9 million for the nine months ended September 30, 2012, a decrease of $0.4 million or 0.4%. Talbot's general and administrative expenses as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 16.0% and 16.1%, respectively.

Corporate & Eliminations. Corporate general and administrative expenses for the nine months ended September 30, 2013 were $48.4 million compared to $43.8 million for the nine months ended September 30, 2012, an increase of $4.6 million or 10.6%. General and administrative expenses have increased primarily due to the increased expense relating to the year end bonus accrual. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.

Share Compensation Expenses

Share compensation expenses for the nine months ended September 30, 2013 were $19.5 million compared to $19.6 million for the nine months ended September 30, 2012, a decrease of $0.1 million or 0.5%. This expense is non-cash and has no net effect on total shareholders’ equity, as it is balanced by an increase in additional paid-in capital.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012 (a)
(Dollars in thousands)	Share Compensation Expenses	Share Compensation Expenses (%)	Share Compensation Expenses	Share Compensation Expenses (%)	% Change
Validus Re	$5,421	27.8%	$5,914	30.2%	(8.3)%
AlphaCat	314	1.6%	195	1.0%	61.0%
Talbot	6,754	34.7%	5,347	27.3%	26.3%
Corporate & Eliminations	6,994	35.9%	8,127	41.5%	(13.9)%
Total	$19,483	100.0%	$19,583	100.0%	(0.5)%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

The decrease in share compensation of $0.1 million is due to a reversal of $1.7 million of expenses related to performance shares based on a review of current and projected performance criteria. Also contributing to the decrease was the reversal of $1.8 million of expenses relating to the cancellation of unvested awards as a result of the resignation of the Company's former President and Chief Financial Officer on February 15, 2013. These were slightly offset by the increase in the expenses of additional awards issued year over year.

Validus Re. Validus Re share compensation expenses for the nine months ended September 30, 2013 were $5.4 million compared to $5.9 million for the nine months ended September 30, 2012, a decrease of $0.5 million or 8.3%. Share compensation expenses as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 0.6% and 0.8%, respectively.

AlphaCat. AlphaCat share compensation expenses for the nine months ended September 30, 2013 were $0.3 million compared to $0.2 million for the nine months ended September 30, 2012 an increase of $0.1 million or 61.0%. Share compensation expenses as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 0.3% and 1.7%, respectively.

Talbot. Talbot share compensation expenses for the nine months ended September 30, 2013 were $6.8 million compared to $5.3 million for the nine months ended September 30, 2012, an increase of $1.4 million or 26.3%. Share compensation expenses as a percent of net premiums earned for the nine months ended September 30, 2013 and 2012 were 1.1% and 0.9%, respectively.

Corporate & Eliminations. Corporate share compensation expenses for the nine months ended September 30, 2013 were $7.0 million compared to $8.1 million for the nine months ended September 30, 2012, a decrease of $1.1 million or 13.9%.

 Selected Ratios

The following table presents the losses and loss expenses ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2013 and 2012.

Consolidated	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (a)	Percentage point change
Losses and loss expenses ratio	36.5%	39.4%	(2.9)
Policy acquisition costs ratio	17.2%	18.4%	(1.2)
General and administrative expenses ratio (b)	15.6%	15.9%	(0.3)
Expense ratio	32.8%	34.3%	(1.5)
Combined ratio	69.3%	73.7%	(4.4)

Validus Re	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (a)	Percentage point change
Losses and loss expenses ratio	36.1%	33.1%	3.0
Policy acquisition costs ratio	16.1%	15.4%	0.7
General and administrative expenses ratio (b)	8.5%	7.4%	1.1
Expense ratio	24.6%	22.8%	1.8
Combined ratio	60.7%	55.9%	4.8

AlphaCat	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Percentage point change
Losses and loss expenses ratio	17.0%	0.0%	17
Policy acquisition costs ratio	10.0%	10.1%	(0.1)
General and administrative expenses ratio (b)	14.1%	48.5%	(34.4)
Expense ratio	24.1%	58.6%	(34.5)
Combined ratio	41.1%	58.6%	(17.5)

Talbot	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Percentage point change
Losses and loss expenses ratio	40.2%	47.6%	(7.4)
Policy acquisition costs ratio	20.3%	22.8%	(2.5)
General and administrative expenses ratio (b)	17.1%	17.0%	0.1
Expense ratio	37.4%	39.8%	(2.4)
Combined ratio	77.6%	87.4%	(9.8)

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b) Includes general and administrative expenses and share compensation expenses.

General and administrative expense ratios for the nine months ended September 30, 2013 and 2012 were 15.6% and 15.9%, respectively. General and administrative expense ratio is the sum of general and administrative expenses and share compensation expense divided by net premiums earned.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Expenses	Expenses as % of Net Earned Premiums	Expenses	Expenses as % of Net Earned Premiums
General and administrative expenses	$232,335	14.4%	$198,557	14.5%
Share compensation expenses	19,483	1.2%	19,583	1.4%
Total	$251,818	15.6%	$218,140	15.9%

Underwriting Income

Underwriting income for the nine months ended September 30, 2013 was $494.5 million compared to $361.8 million for the nine months ended September 30, 2012, an increase of $132.8 million or 36.7%.

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Sub-total	Nine Months Ended September 30, 2012 (a)	% of Sub-total	% Change
Validus Re	$347,114	63.5%	$325,816	79.5%	6.5%
AlphaCat (b)	58,763	10.8%	4,874	1.2%	NM
Talbot	140,451	25.7%	78,860	19.3%	78.1%
Sub total	546,328	100.0%	409,550	100.0%	33.4%
Corporate & Eliminations	(51,782)		(47,780)		(8.4)%
Total	$494,546		$361,770		36.7%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b) Underwriting income for the AlphaCat segment includes noncontrolling interest.

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

(Dollars in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (a)
Underwriting income	$494,546	$361,770
Net investment income	71,868	79,134
Other income	4,297	22,209
Finance expenses	(89,408)	(39,347)
Net realized (losses) gains on investments	(1,190)	22,749
Net unrealized (losses) gains on investments	(78,618)	53,442
Income (loss) from investment affiliate	4,274	(558)
Foreign exchange gains	4,735	3,617
Transaction expenses	—	(3,784)
Tax benefit (expense)	220	(1,886)
Income from operating affiliates	8,779	13,194
Net income (b)	$419,503	$510,540

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b) Net income includes noncontrolling interest from the AlphaCat segment.

Net Investment Income

Net investment income for the nine months ended September 30, 2013 was $71.9 million compared to $79.1 million for the nine months ended September 30, 2012, a decrease of $7.3 million or 9.2%. Net investment income decreased due to falling yields on fixed maturity investments. Net investment income is comprised of accretion of premium or discount on fixed maturities, interest on coupon-paying bonds, short-term investments and cash and cash equivalents, partially offset by investment management fees. The components of net investment income for the nine months ended September 30, 2013 and 2012 are as provided below.

(Dollars in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (a)	% Change
Fixed maturities and short-term investments	$74,618	$79,450	(6.1)%
Cash and cash equivalents	3,241	5,536	(41.5)%
Securities lending income	3	9	(66.7)%
Total gross investment income	77,862	84,995	(8.4)%
Investment expenses	(5,994)	(5,861)	(2.3)%
Net investment income	$71,868	$79,134	(9.2)%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

Annualized effective investment yield is calculated by dividing net investment income by the average balance of the assets managed by our portfolio managers (excluding other investments). Average assets is the average of the beginning, ending and intervening quarter end asset balances. The Company's annualized effective investment yield was 1.30% and 1.73% for the nine months ended September 30, 2013 and 2012, respectively, and the average duration of the portfolio at September 30, 2013 was 1.62 years (December 31, 2012 - 1.34 years).

Other Income

Other income for the nine months ended September 30, 2013 was $4.3 million compared to $22.2 million for the nine months ended September 30, 2012, a decrease of $17.9 million or 80.7%. The decrease in other income is primarily due to provisions against Flagstone business and to a reduction of $4.8 million in underwriting and performance fees the AlphaCat segment earned from business written by AlphaCat Re 2011 and AlphaCat Re 2012, as these entities are now considered off risk. In addition, the decrease was also due to a reduction in performance fees due to the impact of a loss in AlphaCat 2013.

Finance Expenses

Finance expenses for the nine months ended September 30, 2013 were $89.4 million compared to $39.3 million for the nine months ended September 30, 2012, an increase of $50.1 million or 127.2%.

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012 (a)	% Change
2006 Junior Subordinated Deferrable Debentures	$6,633	$4,729	40.3%
2007 Junior Subordinated Deferrable Debentures	5,492	7,072	(22.3)%
2010 Senior Notes due 2040	16,792	16,792	NM
Flagstone 2006 Junior Subordinated Deferrable Debentures	5,988	—	NM
Flagstone 2007 Junior Subordinated Deferrable Debentures	4,426	—	NM
Credit facilities	5,001	10,530	(52.5)%
Bank charges	419	131	NM
Variable Funding Notes (b)	44,562	—	NM
Talbot FAL Facility	95	93	2.2%
Finance expenses	$89,408	$39,347	127.2%

a) The results of operations from Flagstone are consolidated only from the November 30, 2012 date of acquisition.

b) Includes Variable Funding Note expense and other AlphaCat related fees. Please refer to Note 13 "Variable Funding Notes" in the unaudited Consolidated Financial Statements contained herein for further details.

NM: Not Meaningful

The increase in finance expenses of $50.1 million for the nine months ended September 30, 2013 is due primarily to the interest expense related to the variable funding notes issued in 2013 and interest on Flagstone junior subordinated deferrable debentures.

Tax Benefit (Expense)

Tax benefit for the nine months ended September 30, 2013 was $0.2 million compared to tax expenses of ($1.9) million for the nine months ended September 30, 2012, a favorable movement of $2.1 million or 111.7%.

Income From Operating Affiliates

Income from operating affiliates for the nine months ended September 30, 2013 was $8.8 million compared to $13.2 million for the nine months ended September 30, 2012, a decrease of $4.4 million or 33.5%. For the nine months ended September 30, 2013, income from operating affiliates included $0.1 million in equity earnings relating to AlphaCat Re 2011 ($10.3 million - September 30, 2012), $3.1 million in equity earnings relating to AlphaCat Re 2012 ($2.9 million - September 30, 2012), $4.1 million in equity earnings relating to AlphaCat 2013 ($nil - September 30, 2012) and $1.5 million relating to an AlphaCat ILS fund ($0.0 million - September 30, 2012).

AlphaCat Re 2011 was formed on May 25, 2011. As at September 30, 2013, the Company owned 22.3% of AlphaCat Re 2011, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2011's net income for the nine months ended September 30, 2013.

AlphaCat Re 2012 was formed on May 29, 2012. As at September 30, 2013, the Company owned 37.9% of AlphaCat Re 2012, therefore income from operating affiliates reflects the Company's share of AlphaCat Re 2012's net income for the nine months ended September 30, 2013.
AlphaCat 2013 was formed on December 17, 2012, therefore there was no comparative information for the nine months ended September 30, 2012. As at September 30, 2013, the Company owned 19.7% of AlphaCat 2013, therefore income from operating affiliates reflects the Company's share of AlphaCat 2013's net income for the nine months ended September 30, 2013.

The Company received $219.4 million of third party subscriptions in three of the AlphaCat ILS funds as of December 31, 2012. The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and ILS contracts. During the nine months ended September 30, 2013, the Company received $82.2 million in additional third party subscriptions. Two of the funds are variable interest entities and are consolidated by the Company as Validus Re is deemed to be the primary beneficiary. The third fund is also a variable interest entity, however, it is not consolidated by the Company as Validus Re is not deemed to be the primary beneficiary. As a result, the investment in this fund is included in "Investments in affiliates" as at September 30, 2013 and income from operating affiliates reflects the Company's share of this fund's net income for the nine months ended September 30, 2013.

Net Realized (Losses) Gains on Investments

Net realized losses on investments for the nine months ended September 30, 2013 were ($1.2) million compared to gains of $22.7 million for the nine months ended September 30, 2012, an unfavorable movement of $23.9 million or 105.2%.

Net Unrealized (Losses) Gains on Investments

Net unrealized losses on investments for the nine months ended September 30, 2013 were ($78.6) million compared to gains of $53.4 million for the nine months ended September 30, 2012, an unfavorable movement of $132.1 million.
Net unrealized losses on fixed maturities and short term investments for the nine months ended September 30, 2013 were ($50.2) million compared to gains of $41.1 million for the nine months ended September 30, 2012, an unfavorable movement of $91.3 million. The net unrealized losses on fixed maturities and short term investments were primarily driven by a combination of a shift in the yield curve and a widening of corporate bond spreads.
Net unrealized losses on other investments for the nine months ended September 30, 2013 were ($28.4) million compared to gains of $12.3 million for the nine months ended September 30, 2012 an unfavorable movement of $40.7 million. The unrealized losses on other investments for the nine months ended September 30, 2013 were driven primarily by ($32.6) million in unrealized losses relating to PaCRe, which is offset by noncontrolling interest of ($29.4) million. The total net unrealized gains attributable to the Company was $1.0 million.
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

Income (Loss) From Investment Affiliate

The income from investment affiliate for the nine months ended September 30, 2013 was $4.3 million as compared to a loss of ($0.6) million for the nine months ended September 30, 2012, an increase of $4.8 million. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P.

Foreign Exchange Gains (Losses)
Our reporting currency is the U.S. dollar. As a significant portion of our operations are transacted in foreign currencies, fluctuations in foreign exchange rates may affect period-to-period comparisons. To the extent that fluctuations in foreign currency exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each relevant section.
Foreign exchange gains for the nine months ended September 30, 2013 were $4.7 million compared to $3.6 million for the nine months ended September 30, 2012, a favorable movement of $1.1 million or 30.9%. For the nine months ended September 30, 2013, Validus Re recognized a foreign exchange gain of $7.4 million while AlphaCat and Talbot recognized foreign exchange losses of ($0.7) million and ($1.9) million, respectively.

U.S. dollar strengthened (weakened) against:	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
British Pound sterling	0.3%	(3.7)%
Euro	(2.5)%	1.1%
Canadian Dollar	3.8%	(3.6)%
Swiss Franc	(1.0)%	0.5%
Singapore Dollar	2.8%	(5.0)%
Australian Dollar	11.5%	(1.3)%
New Zealand Dollar	(0.3)%	(6.1)%
Japanese Yen	13.5%	1.1%

For the nine months ended September 30, 2013, Validus Re segment foreign exchange gains were $7.4 million compared to $2.5 million for the nine months ended September 30, 2012, a favorable movement of $5.0 million or 202.6%.

For the nine months ended September 30, 2013, Talbot segment foreign exchange losses were ($1.9) million compared to gains of $1.3 million for the nine months ended September 30, 2012, an unfavorable movement of $3.2 million or 240.7%. The $1.9 million loss was primarily due to the translation loss of a syndicate deposit due to the strengthening of the British pound sterling relative to the Australian dollar.

As at September 30, 2013, Talbot's balance sheet included net unearned premiums and deferred acquisition costs denominated in foreign currencies of approximately $120.5 million and $24.4 million, respectively. These balances consisted of British pound sterling and Canadian dollars of $86.8 million and $9.3 million, respectively. Net unearned premiums and deferred acquisition costs are classified as non-monetary items and are translated at historic exchange rates. All of Talbot's other balance sheet items are classified as monetary items and are translated at period end exchange rates. Additional foreign exchange gains (losses) may be incurred on the translation of net unearned premiums and deferred acquisition costs arising from insurance and reinsurance premiums written in future periods.

Net Loss Attributable to Noncontrolling Interest

For the nine months ended September 30, 2013, net loss attributable to noncontrolling interest was $17.8 million which comprised of $20.8 million relating to 90.0% of the net loss in PaCRe for the period and $3.0 million of net income relating to the AlphaCat ILS Funds.

Other Non-GAAP Financial Measures

In presenting the Company's results, management has included and discussed certain schedules containing net operating income, underwriting income (loss), managed gross premiums written, annualized return on average equity and diluted book value per common share that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of annualized return on average equity is discussed in the section above entitled "Financial Measures." A reconciliation of underwriting income to net income, the most comparable U.S. GAAP financial measure, is presented above in the section entitled "Underwriting Income (Loss)." A reconciliation of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, is presented below. Operating income is calculated based on net income (loss) excluding net realized gains (losses), net unrealized gains (losses) on investments, income (loss) from investment affiliates, gains (losses) arising from translation of non-US$ denominated balances and non-recurring items. A reconciliation of operating income to net income, the most comparable U.S. GAAP financial measure, is embedded in the table presenting results of operations for the nine months ended September 30, 2013 and 2012 in the section above entitled "Results of Operations." Realized gains (losses) from the sale of investments are driven by the timing of the disposition of investments, not by our operating performance. Gains (losses) arising from translation of non-U.S. dollar denominated balances are unrelated to our underlying business.
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at September 30, 2013 and December 31, 2012.

	As at September 30, 2013
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,784,162	99,897,996		$37.88

Diluted book value per common share
Total shareholders' equity available to Validus	3,784,162	99,897,996
Assumed exercise of outstanding warrants	98,513	5,296,056	$18.60
Assumed exercise of outstanding stock options	31,193	1,646,607	$18.94
Unvested restricted shares	—	2,877,259
Diluted book value per common share	$3,913,868	109,717,918		$35.67

	As at December 31, 2012
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$4,020,827	107,921,259		$37.26

Diluted book value per common share
Total shareholders' equity available to Validus	4,020,827	107,921,259
Assumed exercise of outstanding warrants	118,015	6,410,472	$18.41
Assumed exercise of outstanding stock options	37,745	1,823,947	$20.69
Unvested restricted shares	—	2,443,631
Diluted book value per common share	$4,176,587	118,599,309		$35.22

The following tables present reconciliations of total gross premiums written to total managed gross premiums written, the most comparable U.S. GAAP financial measure, for the three and nine months ended September 30, 2013 and September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012 (a)	2013	2012(a)
Total gross premiums written	$356,760	$390,215	$2,163,833	$1,854,593
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	(1,664)	7,604	(2,177)	94,309
Gross premiums written on behalf of AlphaCat Re 2012	70	1,658	(395)	32,216
Total managed gross premiums written	$355,166	$399,477	$2,161,261	$1,981,118

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.

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
Sources and Uses of Cash

Three main sources provide cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by operating activities, net cash provided by (used in) investing activities, net cash (used in) provided by financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2013 and 2012 is provided in the following table.

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012 (a)	% Change
Net cash provided by operating activities	$185,490	$483,025	(61.6)%
Net cash (used in) investing activities	(10,628)	(444,835)	(97.6)%
Net cash (used in) provided by financing activities	(126,438)	114,345	(210.6)%
Effect of foreign currency rate changes on cash and cash equivalents	(13,185)	20,450	NM
Net increase in cash	$35,239	$172,985	(79.6)%

(a)	The results of operations for Flagstone are consolidated only from the November 30, 2012 date of acquisition.
NM: Not meaningful

Operating Activities
Cash flow from operating activities is derived primarily from the net receipt of premiums less claims and expenses related to underwriting activities.
During the nine months ended September 30, 2013, net cash provided by operating activities of $185.5 million was driven primarily by the receipt of $1,567.9 million of net premiums, offset by $847.2 million of paid losses and $545.2 million of paid policy acquisition and general and administrative expenses.

During the nine months ended September 30, 2012, net cash provided by operating activities of $483.0 million was driven primarily by the receipt of $1.415.8 million of net premiums, offset by $569.4 million of paid losses and $446.6 of paid policy acquisition and general and administrative expenses.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at September 30, 2013, the Company's portfolio was composed of fixed income investments including short-term investments, agency securities and sovereign securities amounting to $6,199.9 million or 77.4% of total cash and investments.
During the nine months ended September 30, 2013, net cash used in investing activities of $10.6 million was driven primarily by purchases of fixed maturities of $4,414.3 million, offset by proceeds on sales of investments of $3,946.6 million, proceeds on maturities of investments of $406.1 million and $86.7 million of redemptions from investment in operating affiliates.
During the nine months ended September 30, 2012, net cash used in investing activities of $444.8 million was driven primarily by a net purchase of investments of $828.1 million partially offset by $385.6 million in proceeds on maturities of investments.

Investments in Affiliates

	Nine Months Ended September 30,
Net cash provided by (used in):	2013	2012
Investments in operating affiliates, net	$86,657	$(26,500)
Investments in investment affiliates, net	(13,089)	(3,798)
On January 4, 2013, January 23, 2013, May 1, 2013, May 28, 2013 and July 22, 2013 partial returns of investment were made to the investors of AlphaCat Re 2011. Validus Re's corresponding portion of the returns of investments were $54.9 million. On February 22, 2013, June 20, 2013 and July 22, 2013 partial returns of investment were made to the investors of AlphaCat Re 2012. Validus Re's corresponding portion of the return of investment was $31.7 million.
Financing Activities
Cash flow from financing activities is derived primarily from the repurchase of common shares and the issuance of variable funding notes to AlphaCat non-consolidated entities.
During the nine months ended September 30, 2013, net cash used in financing activities of $126.4 million was driven primarily by the purchase of common shares under the share repurchase program of $357.2 million and a payment of $329.2 million in a special dividend and quarterly dividends, partially offset by net proceeds on the issuance of variable funding notes to AlphaCat non-consolidated entities of $418.3 million and the third party investment in noncontrolling interest of $140.7 million. The third party investment in noncontrolling interest related to $82.2 million in additional third party subscriptions in the AlphaCat ILS funds and a $58.5 million third party capital contribution to PaCRe.

During the nine months ended September 30, 2012, net cash provided by financing activities of $114.3 million was driven primarily by the third party investment in noncontrolling interest of $450.1 million, partially offset by the share repurchase of $259.7 million and a payment of $81.4 million in quarterly dividends.

Details of the Company's debt and financing arrangements at September 30, 2013 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	371,990
$200,000 bi-lateral secured letter of credit facility	Evergreen	77,626
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 9, 2014	258
IPC bi-lateral facility	Evergreen	26,019
$375,000 Flagstone bi-lateral facility	Evergreen	297,996
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,577
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total		$1,590,016

Equity Transactions

	Nine Months Ended September 30,
Net cash used in:	2013	2012
Purchases of common shares under share repurchase program	$(357,184)	$(259,675)
Dividends paid	(329,201)	(81,391)

Under share repurchase programs authorized by our Board of Directors, we purchased 9.7 million and 8.1 million shares on the open market during the nine months ended September 30, 2013 and 2012, respectively, for $357.2 million and $259.7 million, respectively. At September 30, 2013, the Company had $142.8 million remaining for stock repurchases under the existing Board authorization.

During the nine months ended September 30, 2013 and 2012, we paid cash dividends to shareholders of $329.2 million and $81.4 million, respectively, which included a $2.00 special dividend per share in 2013 and a quarterly dividend of $0.30 during 2013 compared to $0.25 per share during 2012.

Capital Resources

Shareholders' equity available to Validus at September 30, 2013 was $3,784.2 million.

On October 31, 2013, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on December 31, 2013 to holders of record on December 13, 2013.

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

On February 6, 2013, the Board of Directors of the Company approved an increase in its common share repurchase authorization to $500.0 million.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. The Company repurchased 53.4 million shares at a cost of $1,584.2 million under the share repurchase programs for the period November 4, 2009 through November 6, 2013. The Company had $483.1 million remaining under its authorized share repurchase program at November 6, 2013.

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

On February 6, 2013, the Company approved a special dividend in the amount of $2.00 per common share and common share equivalent. The dividend was payable in cash on February 26, 2013 to shareholders and warrant holders of record as at February 19, 2013.

On February 6, 2013, the Company approved an increase in its regular quarterly dividend to $0.30 from $0.25 per common share and common share equivalent for which each outstanding warrant is exercisable. The Board also approved the payment of a regular quarterly dividend which was payable on March 29, 2013 to shareholders and warrant holders of record as of March 15, 2013.

On October 31, 2013, the Board of Directors of the Company approved an increase in the Company's common share repurchase authorization to $500.0 million. This amount is in addition to the $1,567,380 of common shares repurchased by the Company through October 31, 2013 under its previously authorized share repurchase programs.

The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	September 30, 2013
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe Limited and Validus UPS, Ltd.	$2,662,735
IPCRe Limited (formerly Validus Re Americas, Ltd.)	126,859
Validus UPS, Ltd. (formerly Flagstone)	1,012,123
Total Validus Reinsurance, Ltd. (consolidated)	3,801,717
Noncontrolling interest in PacRe, Ltd.	471,933
Noncontrolling interest in AlphaCat ILS Funds	85,206
Talbot Holdings, Ltd. (consolidated)	731,633
Other subsidiaries, net	55,731
Other, net	(16,621)
Total consolidated capitalization	5,129,599
Senior notes payable	(247,171)
Debentures payable	(541,127)
Total shareholders' equity	$4,341,301

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of November 8, 2013:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB+
Subordinated debt	bbb-	BBB	Baa3	—
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Issuer credit rating	a	—	—	—
Outlook on ratings	Stable	Stable	Positive	Stable

Talbot
Financial strength rating applicable to all Lloyds syndicates	A	A+	—	A+
Flagstone Reassurance Suisse, SA
Financial strength rating	A
Issuer credit rating	a
Outlook on ratings	Stable

(a)	The A.M. Best ratings were most recently affirmed on February 7, 2013. The Flagstone Reassurance Suisse, SA rating was raised from A- to A on September 26, 2013.

(b)	The S&P ratings were most recently affirmed on August 30, 2012

(c)	All Moody’s ratings were most recently affirmed on September 16, 2013

(d)	All Fitch ratings were most recently affirmed on October 18, 2013

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item I) for further discussion of relevant recent accounting pronouncements.

Debt and Financing Arrangements

The following table details the Company's borrowings and credit facilities as at September 30, 2013.

(Dollars in thousands)	Commitments (a)	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800
2010 Senior Notes due 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	400,000	—
$525,000 syndicated secured letter of credit facility	525,000	371,990
$200,000 bi-lateral secured letter of credit facility	200,000	77,626
Talbot FAL Facility (b)	25,000	25,000
PaCRe senior secured letter of credit facility	10,000	258
IPC bi-lateral facility	40,000	26,019
$375,000 Flagstone bi-lateral facility	375,000	297,996
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,577	137,577
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750
Total	$2,426,327	$1,590,016

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Substantially all of the fixed maturity investments held at September 30, 2013 were publicly traded. At September 30, 2013 the average duration of the Company's fixed maturity portfolio was 1.62 years (December 31, 2012: 1.34 years) and the average rating of the portfolio was AA- (December 31, 2012: AA-). At September 30, 2013, the total fixed maturity portfolio was $5,438.3 million (December 31, 2012: $5,085.3 million), of which $776.9 million (December 31, 2012: $1,062.8 million) was rated AAA.

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

With the exception of the bank loan portfolio, the Company's investment guidelines require that investments be rated BBB- or higher at the time of purchase. The Company reports the ratings of its investment portfolio securities at the lower of Moody's or Standard & Poor's rating for each investment security. The Company's investment portfolio as at September 30, 2013, has $705.3 million of bank loans, $16.1 million of non-agency mortgage backed securities rated less than investment grade. The other components of less than investment grade securities held by the Company at September 30, 2013 were $58.9 million of catastrophe bonds and $5.2 million of corporate bonds.

Cash and cash equivalents and investments in Talbot of $1,767.9 million at September 30, 2013 were held in trust for the benefit of cedants and policyholders and to facilitate the accreditation as an alien insurer/reinsurer by certain regulators (December 31, 2012: $1,901.5 million). Total cash and cash equivalents and investments in Talbot were $1,840.7 million at September 30, 2013 (December 31, 2012: $1,942.6 million).

Cash Flows

During the nine months ended September 30, 2013 and 2012, the Company generated net cash from operating activities of $185.5 million and $483.0 million, respectively, a difference of $297.5 million. The difference primarily relates to an increase in net paid losses of $277.8 million during the nine months ended September 30, 2013. Cash flows from operations generally represent premiums collected, less losses and loss expenses paid and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income.

As of September 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of $1,254.6 million and $1,219.4 million, respectively.

The Company has written certain business that has loss experience generally characterized as having low frequency and high severity. This results in volatility in both results and operational cash flows. The potential for large claims or a series of claims under one or more reinsurance contracts means that substantial and unpredictable payments may be required within relatively short periods of time. As a result, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Management believes the Company's unused credit facility amounts and highly liquid investment portfolio are sufficient to support any potential operating cash flow deficiencies. Please refer to the table detailing the Company's borrowings and credit facilities as at September 30, 2013, presented above.

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

As at September 30, 2013 and 2012, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.7% and 1.6% or approximately $106.2 million and $82.7 million, respectively. As at September 30, 2013 and 2012, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.4% and 1.3% or approximately $89.0 million and $65.5 million, respectively.

As at September 30, 2013, the Company held $818.3 million (December 31, 2012: $1,108.0 million), or 15.0% (December 31, 2012: 21.8%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk: Certain of the Company's reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of September 30, 2013, $929.1 million, or 9.0% of our total assets and $949.2 million, or 15.9% of our total liabilities were held in foreign currencies. As of September 30, 2013, approximately $120.5 million, or 2.0% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of September 30, 2012, $849.9 million, or 10.0% of our total assets and $841.0 million, or 19.3% of our total liabilities were held in foreign currencies. As of September 30, 2012, approximately $149.8 million, or 3.4% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date.

Credit Risk: We are exposed to credit risk primarily from the possibility that counterparties may default on their obligations to us. We attempt to limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the minimum credit rating of any security purchased is BBB-/Baa3 and where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At September 30, 2013, 1.3% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.0% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2013, 97.7% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, or from reinsurers posting full collateral (December 31, 2012: 97.9%, rated A-).

Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.5% (December 31, 2012: 9.8%) of total cash and investments at September 30, 2013. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At September 30, 2013, the Company had $1,475.4 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company's debt and financing arrangements at September 30, 2013 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	371,990
$200,000 bi-lateral secured letter of credit facility	Evergreen	77,626
Talbot FAL Facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	May 9, 2014	258
IPC bi-lateral facility	Evergreen	26,019
$375,000 Flagstone bi-lateral facility	Evergreen	297,996
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,577
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total		$1,590,016

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

On February 6, 2013, the Board of Directors of the Company approved an increase in its common share repurchase authorization to $500.0 million.

On October 31, 2013, the Board of Directors of the Company approved an increase in its common share repurchase authorization to $500.0 million.

The Company has repurchased approximately 53.4 million common shares for an aggregate purchase price of $1,584.2 million from the inception of the share repurchase program to November 6, 2013. The Company has $483.1 million remaining under its authorized share repurchase program as of November 6, 2013.

Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares granted. We purchased these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested or the stock appreciation rights were exercised.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at June 30, 2013				Quarter ended
Effect of share repurchases:	(cumulative)	July	August	September	September 30, 2013
Aggregate purchase price (a)	$1,564,029	$—	$—	$—	$—
Shares repurchased	52,849,445	$—	$—	$—	$—
Average price (a)	$29.59	$—	$—	$—	$—

Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$1.97
Diluted EPS - Quarter (c)					$0.58

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at September30, 2013 (cumulative)	October	November	Cumulative to Date Effect
Aggregate purchase price (a)	$1,564,029	$6,714	$13,497	$1,584,240
Shares repurchased	52,849,445	170,001	340,646	53,360,092
Average price (a)	$29.59	$39.49	$39.62	$29.69

(a) Share transactions are on a trade date basis through November 6, 2013 and are inclusive of commissions.  Average share price is rounded to two decimal places.

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	November 8, 2013	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	November 8, 2013	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer