Form 10-K
period 2013-12-31
VALIDUS HOLDINGS LTD
filed 2014-02-19
CIK 1348259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $2,735.5 million computed upon the basis of the closing sales price of the Common Shares on June 30, 2013. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 14, 2014, there were 93,363,830 outstanding Common Shares, $0.175 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.

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

PART I
All amounts presented in this part are in thousands of U.S. dollars except as otherwise noted.

Item 1.    Business
Overview
Validus Holdings, Ltd. was incorporated under the laws of Bermuda on October 19, 2005. Our initial investor, which we refer to as our founding investor, is Aquiline Capital Partners LLC, a private equity firm dedicated to investing in financial services companies. Other sponsoring investors included private equity funds managed by Goldman Sachs Capital Partners, Vestar Capital Partners, New Mountain Capital and Merrill Lynch Global Private Equity. Hereinafter, "the Company", "us" or "we" is used to describe any or all of Validus Holdings, Ltd. and its subsidiary companies. The Company conducts its operations worldwide through three operating segments which have been determined under U.S. GAAP segment reporting: Validus Re, AlphaCat and Talbot. Validus Re is a Bermuda-based reinsurance segment focused on short tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183.
We seek to establish ourselves as a leader in the global insurance and reinsurance markets. Our principal operating objective is to use our capital efficiently by underwriting primarily short-tail insurance and reinsurance contracts with superior risk and return characteristics. Our primary underwriting objective is to construct a portfolio of short-tail insurance and reinsurance contracts that maximizes our return on equity subject to prudent risk constraints on the amount of capital we expose to any single event. We manage our risks through a variety of means, including contract terms, portfolio selection, diversification criteria, including geographic diversification criteria, and proprietary and commercially available third-party vendor catastrophe models.
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

•
Raising $135.0 million of third party initial capital for AlphaCat Re 2011, Ltd. (“AlphaCat Re 2011”) on May 25, 2011 and a further $60.0 million of additional third party capital on December 23, 2011;

•
Raising $450.0 million of third party capital for PaCRe, Ltd. ("PaCRe") a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance, on April 2, 2012 and a further $58.5 million on May 1, 2013;

•	Raising $43.5 million of third party capital for AlphaCat Re 2012, Ltd. (“AlphaCat Re 2012”) on May 29, 2012;

•	Acquiring all of the outstanding shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") on November 30, 2012;

•	Raising $185.0 million of third party capital for AlphaCat 2013, Ltd. ("AlphaCat 2013") on December 17, 2012;

•	Raising $292.2 million of third party subscriptions for AlphaCat Insurance Linked Securities ("ILS") funds;

•	Raising $138.0 million of third party capital for AlphaCat 2014, Ltd. ("AlphaCat 2014") on December 20, 2013;

•	Delivering a 12.7% compounded annual growth in book value per diluted common share plus accumulated dividends from formation to December 31, 2013;

•
Increasing the annual dividend by 20% from $1.00 to $1.20 per common share and per common share equivalent and declaring a $2.00 special dividend per common share and per common share equivalent on February 6, 2013; and

•
Repurchasing approximately 59.6 million common shares for an aggregate purchase price of $1,821.1 million and paying an aggregate amount of $830.3 million in dividends from formation to February 14, 2014.

Our Operating Subsidiaries -
The following chart shows how our Company and its principal operating subsidiaries are organized.

For a complete list of the Company’s subsidiaries, see Exhibit 21.

(a)	AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and AlphaCat 2014 are non-consolidated operating affiliates that are owned 22.3%, 37.9% , 19.7% and 19.6%, respectively by the Company.

(b)	Two of the funds are consolidated and the third is owned 9.1% by the Company.

(c)	The Company has an equity interest of 10% in PaCRe, the remaining 90% interest is held by third party investors.
Operating Segments
Validus Re: Validus Re operates as a Bermuda-based provider of short-tail reinsurance products on a global basis. Validus Re concentrates on first-party property and other reinsurance risks commonly referred to as short-tail in nature due to the relatively brief period between the occurrence and payment of a claim.
Validus Reinsurance Ltd. was registered as a Class 4 insurer under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the “Insurance Act”) in November 2005. It commenced operations with approximately $1.0 billion of equity capital and a balance sheet unencumbered by any historical losses relating to the 2005 hurricane season, the events of September 11, 2001, asbestos or other legacy exposures affecting our industry.

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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone, strengthening the Company's leading property catastrophe reinsurance and short-tail specialty insurance platform. The primary lines in which Flagstone conducted business were property catastrophe reinsurance, property pro rata and per-risk excess and short tail specialty and casualty reinsurance such as aviation, energy, personal accident and health, satellite, marine and workers' compensation catastrophe. For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the Consolidated Financial Statements. As part of this acquisition, the Company acquired Flagstone Reassurance Suisse, SA and renamed it Validus Reinsurance (Switzerland) Ltd. ("Validus Re Swiss"). Validus Re Swiss is based in Zurich, Switzerland. Through this local presence, the Company is in a position to closely follow and respond effectively to the changing needs of the various European and Bermuda insurance markets. Validus Re Swiss is licensed by the Swiss Financial Market Supervisory Authority, or FINMA, in Switzerland. Validus Re Swiss is also licensed as a permit company in Bermuda under the Companies Act and is registered in Bermuda as a Class 4 insurer under the Insurance Act, operating through its Bermuda branch, which complements our Swiss-based underwriters with a separate Bermuda underwriting platform.
The following are the primary lines in which Validus Re conducts its business. Details of gross premiums written by line of business, are provided below:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$744,630	59.9%	$771,617	68.2%	$786,937	70.6%
Marine	194,001	15.6%	257,469	22.7%	232,401	20.9%
Specialty	303,891	24.5%	102,873	9.1%	95,155	8.5%
Total	$1,242,522	100.0%	$1,131,959	100.0%	$1,114,493	100.0%
Property:    Validus Re underwrites property catastrophe reinsurance, property per risk reinsurance and property pro rata reinsurance.
Property catastrophe:  Property catastrophe reinsurance provides reinsurance for insurance companies’ exposures to an accumulation of property and related losses from separate policies, typically relating to natural disasters or other catastrophic events. Property catastrophe reinsurance is generally written on an excess of loss basis, which provides coverage to insurance companies when aggregate claims and claim expenses from a single occurrence for a covered peril exceed a certain amount specified in a particular contract. Under these contracts, the Company provides protection to an insurer for a portion of the total losses in excess of a specified loss amount, normally up to a maximum amount per loss and/or an aggregate amount across multiple losses, as specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to specific regions or geographical areas. Coverage can also vary from “all property” perils, which is the most expansive form of coverage, to more limited coverage of specified perils such as windstorm-only coverage. Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. The predominant exposures covered are losses stemming from property damage and business interruption coverage resulting from a covered peril. Certain risks, such as war or nuclear contamination may be excluded, partially or wholly, from certain contracts. Gross premiums written on property catastrophe business during the year ended December 31, 2013 were $620.4 million.
Property per risk:  Property per risk reinsurance provides reinsurance for insurance companies’ excess retention on individual property and related risks, such as highly-valued buildings. Per risk reinsurance protects insurance companies on their primary insurance risks on a “single risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy which the reinsured treats as a single risk. Coverage is usually triggered by a large loss sustained by an individual risk rather than by smaller losses which fall below the specified retention of the reinsurance contract. Such property per risk coverages are generally written on an excess of loss basis, which provides the reinsured with protection beyond a specified amount up to the limit set within the reinsurance contract. Gross premiums written on property per risk business during the year ended December 31, 2013 were $26.2 million.
Property pro rata:    Property pro rata contracts require that the reinsurer share the premiums as well as the losses and loss expenses in an agreed proportion with the cedant. Gross premiums written on property pro rata business during the year ended December 31, 2013 were $98.1 million.
Marine:    Validus Re underwrites reinsurance on marine risks covering damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Validus Re underwrites marine on an excess of loss basis and on a pro rata basis. Gross premiums written on marine business during the year ended December 31, 2013 were $194.0 million.
Specialty:    Validus Re underwrites other lines of business depending on an evaluation of pricing and market conditions, which include aerospace and aviation, agriculture, financial, terrorism, life, accident & health, nuclear, workers’ compensation, crisis management, contingency, motor, technical lines and composite lines. The Company seeks to underwrite specialty lines with very limited exposure correlation with its property, marine and energy portfolios. With the exception of the aerospace and aviation, agriculture and financial lines of business, which have a meaningful portion of its gross premiums written volume on a proportional basis, the Company’s other specialty lines are written on an excess of loss basis. Gross premiums written on specialty business during the year ended December 31, 2013 were $303.9 million.
AlphaCat: The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees. AlphaCat Managers, Ltd. ("AlphaCat Managers"), formed in 2008, is a core element within the Company's strategic initiative to expand into capital market activities by participating in the market for Insurance Linked Securities ("ILS"). ILS are financial instruments whose fundamental value is determined by insurance losses caused by natural catastrophes such as major earthquakes and hurricanes. As the returns on ILS are primarily driven by natural catastrophes, when carefully structured, they are generally uncorrelated with the overall financial markets, making ILS an attractive asset class for capital market investors.
AlphaCat helps investors take advantage of this uncorrelated asset class through various funds and sidecars, currently accessing the market via AlphaCat Reinsurance Ltd., a Bermuda provider of fully collateralized property catastrophe reinsurance and retrocession capacity and AlphaCat Master Fund, a Bermuda investment fund investing in reinsurance-related capital markets transactions. AlphaCat invests in private reinsurance transactions, as well as catastrophe bonds, a common type of ILS issued by insurance and reinsurance companies. AlphaCat leverages the Company's extensive business sourcing, underwriting, research and analytic capabilities to construct ILS portfolios subject to prudent risk constraints. The AlphaCat segment also includes the results of PaCRe since its formation in 2012.
During the first quarter of 2012, to better align the Company’s operating and reporting structure with its strategy, there was a change in the Company's segment structure. This change included reporting the AlphaCat group of companies as a separate operating segment. The AlphaCat segment currently also includes AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, PaCRe and AlphaCat ILS funds.
The following are the primary line items for the AlphaCat segment:

	Year ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Managed gross premiums written	$143,146	(4,945)	$148,091	72,364	$75,727
Other income	26,424	3,195	23,229	11,763	11,466
Income from operating affiliates	14,289	1,709	12,580	12,580	—
Managed gross premiums written:    Managed gross premiums written includes gross premiums written by our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in the section entitled "Non-GAAP Financial Measures." Managed gross premiums written for the year ended December 31, 2013 were $143.1 million.

Other income:    Other income includes third party and related party management fee income. Other income for the year ended December 31, 2013 was $26.4 million.
Income from operating affiliates:    AlphaCat's operating affiliates, at December 31, 2013 were AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and one of the AlphaCat ILS funds. Further detail on each of the operating affiliates can be seen at Item 15 (a) of this Report in the Consolidated Financial Statements of Validus Holdings, Ltd. and the Notes thereto. Income from operating affiliates for the year ended December 31, 2013 was $14.3 million.
Talbot:  On July 2, 2007, the Company acquired all of the outstanding shares of Talbot Holdings Ltd. Talbot Holdings Ltd. is the Bermuda parent of a specialty insurance group primarily operating within the Lloyd’s insurance market through Syndicate 1183. The acquisition provided the Company with significant benefits in terms of product line and geographic diversification as well as offering the Company broader access to underwriting expertise. Similar to Validus Re, Talbot writes primarily short-tail lines of business but, as a complement to Validus Re, focuses mostly on insurance, as opposed to reinsurance risks, and on specialty lines where Validus Re currently has limited or no presence (e.g., war, financial institutions, contingency and accident and health). In addition, Talbot provides the Company with access to the Lloyd’s marketplace where Validus Re does not operate. As a London-based insurer, Talbot also writes the majority of its premiums on risks outside the United States. Talbot’s team of underwriters have, in many cases, spent most of their careers writing niche, short-tail business and bring their expertise to bear on expanding the Company’s short-tail insurance franchise.
The Company has expanded and diversified its business through Syndicate 1183’s access to Lloyd’s license agreements with regulators around the world. Talbot Underwriting Risk Services Ltd. (London), Talbot Underwriting Services, (U.S.) Ltd. (New York), Talbot Underwriting (MENA) Ltd. (Dubai), Validus Reaseguros, Inc. (Miami), Validus Re Chile S.A. (Chile), Talbot Risk Services (Labuan) Pte Limited (Malaysia), and Talbot Risk Services Pte, Ltd. (Singapore), act as approved Lloyd’s coverholders for Syndicate 1183.
The following are the primary lines in which Talbot conducts its business. Details of gross premiums written by line of business are provided below:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$345,831	31.7%	$324,910	30.1%	$306,317	30.2%
Marine	381,238	34.9%	396,207	36.7%	341,821	33.7%
Specialty	364,821	33.4%	357,519	33.2%	365,984	36.1%
Total	$1,091,890	100.0%	$1,078,636	100.0%	$1,014,122	100.0%
Property:    The main sub-classes within the property class are international and North American direct and facultative contracts, lineslips and binding authorities, together with a book of business written on a treaty reinsurance basis. The business written is mostly commercial and industrial insurance. Coverage provided includes all risks of direct physical loss or damage, business interruption and natural catastrophe perils. Property also includes onshore energy and construction business. Within the onshore energy sector, covered occupancies include oil, gas, petrochemicals, chemical, power generation and utilities and process industries. Coverage is typically all risks and includes machinery breakdown and business interruption where required. The primary focus within the construction line is on major capital projects, placed on a direct or facultative subscription basis. The business is mainly short-tail with premiums for reinsurance and direct and facultative business, substantially earned within 12 months and premiums for lineslips and binding authorities mainly earned within 12 months of the expiry of the contract, however there are a minority of risks with long-term policies. Gross premiums written on property business during the year ended December 31, 2013 were $345.8 million, including $89.4 million of treaty reinsurance.
Marine:    The main types of business within the marine class are hull, cargo, offshore energy, marine and energy liabilities, yachts and a book of business written on a treaty reinsurance basis. Hull consists primarily of ocean going vessels and cargo and covers worldwide risks on an all risks or total loss only basis. Cargo consists of worldwide transits with a particular emphasis on oil cargo, project cargo, pre-launch satellite and space risks, specie, fine art and high value motor vehicles. Offshore energy covers a variety of oil and gas industry exploration and production risks. The marine and energy liability account provides cover for protection and indemnity clubs and a wide range of companies operating in the marine and energy sectors. Each of the sub-classes within the marine class has a different profile of contracts written. Some, such as energy, derive up to 40.0% of their business through writing facultative contracts while others, such as cargo, only derive 18.0% through this method. Each of the sub-classes also has a different geographical risk allocation. Most business written is short-tail, enabling a quicker and more accurate picture of expected profitability than is the case for long-tail business. The marine and energy liability account, which makes up $61.5 million of the $381.2 million of gross premiums written during the year ended December 31, 2013, is the primary long-tail business in this class.
Specialty:    This class consists of war (comprising marine & aviation war, political risks and political violence, including war on land), financial institutions, contingency, accident and health, aviation direct and aviation treaty. With the exception of aviation treaty, most of the business within the specialty class is written on a direct or facultative basis or under a binding authority through a coverholder. Gross premiums written on the specialty business during the year ended December 31, 2013 were $364.8 million.
War:    The marine & aviation war account covers physical damage to aircraft and marine vessels caused by acts of war and terrorism. The political risk account deals primarily with expropriation, contract frustration/trade credit, kidnap and ransom, and malicious and accidental product tamper. The political violence account mainly insures physical loss to property or goods anywhere in the world, caused by war, terrorism or civil unrest. This class is often written in conjunction with cargo, specie, property, energy, contingency and political risk. The period of the risks can extend up to 36 months and beyond. Gross premiums written on war business during the year ended December 31, 2013 were $186.5 million.
Aviation:    The aviation account insures major airlines, airport operations, aviation products and airports (aviation direct), general aviation and satellites. The coverage includes excess of loss treaties with medium to high attachment points. Gross premiums written on aviation business during the year ended December 31, 2013 were $95.3 million.
Financial Institutions:    Talbot’s financial institutions team underwrites bankers blanket bond, professional indemnity and directors’ and officers’ coverage for various types of financial institutions and similar companies. Bankers blanket bond insurance products are specifically designed to protect against direct financial loss caused by fraud/criminal actions and mitigate the damage such activities may have on the asset base of the insured. Professional indemnity insurance protects businesses in the event that legal action is taken against them by third parties claiming professional negligence. Directors’ and officers’ insurance protects directors and officers against personal liability for losses incurred by a third party due to negligent performance by a director or officer. The financial institutions account is longer tail business as the periods of time between the occurrence, reporting and settlement of claims can be several years. Gross premiums written on financial institutions business for the year ended December 31, 2013 were $38.2 million, comprising:

	Year Ended December 31, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)
Bankers blanket bond	$23,972	62.7%
Professional indemnity	12,435	32.5%
Directors’ and Officers’	1,819	4.8%
Total	$38,226	100.0%
The risks covered in financial institutions are primarily fraud related and are principally written on an excess of loss basis. Talbot’s financial institutions account is concentrated on non-U.S. based clients, with 41.8% of gross premiums written in 2013 generated in Europe, 11.7% from the U.S. and 46.5% from other geographical regions. In addition, Talbot seeks to write regional accounts rather than global financial institutions with exposure in multiple jurisdictions and has only limited participation in exposures to publicly listed U.S. companies.
Accident and Health:    The accident and health account provides insurance in respect of individuals in both their personal and business activity together with corporations where they have an insurable interest relating to death or disability of employees or those under contract. Gross premiums written on accident and health business during the year ended December 31, 2013 were $24.6 million.
Contingency:    The main types of covers written under the contingency account are event cancellation, non-appearance and prize indemnity business. Gross premiums written on contingency business during the year ended December 31, 2013 were $20.0 million.

Enterprise Risk Management
Risk Management Framework: The Company believes in having a culture that embraces sound risk management practices at all levels of the organization. We have therefore implemented an Enterprise Risk Management (“ERM”) framework (the “Framework”) that is aligned with the Company’s culture and responds to the needs of the business. The Framework has been established to identify, assess, quantify and manage risks and opportunities. In particular it is designed to:

•	Establish the principles by which the Company can evaluate the risk/reward trade-offs associated with key strategic and tactical decisions.

•	Establish a risk governance structure that, in respect of all activities related to ERM, with clearly defines roles and responsibilities.

•	Establish minimum requirements that must be met by each of the Company’s segments.

•	Identify and assess all risks and causes of risks arising out of the Company’s strategic initiatives, internal processes, and external environment.

•	Establish a set of responses to manage the Company’s risks within its stated risk appetite and risk tolerances.

•
Establish procedures through which near miss and actual incidents, that either have the potential to impact or have impacted the Company, are reported and reviewed in order to inform the risk identification and assessment process.

Risk Governance: Our risk governance philosophy reflects the overall governance of the Company, with the segments given broad autonomy over the management of their business, while adhering to the overall strategy of the Company. Similarly, the segments have broad operational latitude over their risk management functions while staying within the parameters set by the Company.
The Company’s Board of Directors has established a separate Risk Committee that is responsible for, among other things, approving the Framework, working with management to ensure ongoing, effective implementation of the Framework and reviewing the Company’s specific risk limits as defined in the Framework, including limits related to major categories of risk. The management committee of the Company that oversees risk management is the Group Risk Management Committee (“GRMC”).

Risk Appetite: The Company's risk appetite is expressed through a series of qualitative and quantitative statements, principles, limits, and tolerances that, in the aggregate, convey the Company's risk and reward preferences and set the risk parameters within which the Company and its segments operate. The risk appetite is proposed by management and approved by the Board of Directors.
The significant quantitative measures include meeting minimum returns on capital and risk-adjusted capital over a full insurance industry cycle, managing the probability of break-even or better and meeting or exceeding budgeted net income over a calendar year, and managing the probability of losing specified percentages of shareholders’ equity in a calendar year. They also include probability thresholds in respect of maintaining a buffer above regulatory and rating agency capital levels.
The Company also sets levels of concentration risks within its risk appetite, including those related to probable maximum losses, zonal aggregates and the contribution of various risk categories to the overall assessment of the Company’s risk capital.
Risk Classification: Risks are broadly divided into those that the Company assumes explicitly and from which it derives income and those that are a by-product of the operating and business environment, from which the Company does not earn income.
The risks assumed are categorized as catastrophe, reserve and premium risks (also together referred to as insurance risk), market (or investment) risk and credit risk. The Company’s goal is to get adequately compensated for these risks, while creating optimal insurance and investment portfolios subject to the constraints of the Company’s risk appetite.
The remaining risks are categorized as operational and strategic risks, which typically include emerging risks, for which the Company’s goal is to identify, assess and mitigate to the extent considered appropriate.
Risk Ownership: The Company’s risk management philosophy is to entrust risk identification and control activities with the employees who have the responsibility for and expertise in the areas giving rise to each risk. This not only creates workflow efficiencies but also promotes awareness of and accountability for risk at all levels of the Company. As such, primary risk ownership is assigned to the managers of functional areas. The risk identification and control activities are embedded in the job descriptions of risk owners and control operators and monitored by the GRMC.

Risk Assessment, Control and Mitigation: The Company performs a regular risk assessment process that considers the likelihood and impact of causes of risk, both before and after the existence of relevant controls. The approaches used to identify and update causes of risk include scenario building, incident and near-miss reporting and market intelligence. Controls have been established to appropriately manage the likelihood and impact of risks, focused on those with the most significance and after considering the tolerance level established for each risk. New controls may also be designed as a result of the incident reporting process.
The Company also has in place policies, including underwriting, investment, and credit policies, to manage the assumption of risk. These policies provide for the Company’s risk limits, tolerance levels and other guidelines, as well as the processes for ensuring compliance with the desired risk profile of the Company. The Company has at its disposal a variety of risk mitigation tools, including the purchase of reinsurance and retrocessional coverage, which it uses to ensure that its risk profile stays within prescribed limits and tolerance levels.
Exposure Management: In order to manage the assumption of insurance risk, the Company has established risk limits through both qualitative and quantitative considerations, including factors such as market share, history of and expertise in a class of business or jurisdiction, transparency and symmetry of available information, reliability of pricing models and availability and cost of reinsurance. These limits are reviewed at least annually and aligned to the overall risk appetite established by the Company’s Board of Directors.
Three tools are used to measure and manage exposures:

•	Absolute maximum limits - these are defined based on the underlying peril or coverage and include measures such as zonal aggregates, which convey the maximum contractual loss exposure.

•
Probable maximum loss - these are defined where probabilistic event sets exist for underlying perils and are established for most natural catastrophe, aviation and offshore energy coverage, and conveys an extreme but likely loss exposure.

•	Realistic disaster scenarios ("RDSs") - these are either prescribed by third parties or developed internally and convey a more intuitive view of potential loss outcome.
The Company will often use multiple tools to validate its exposure measurement and ensures that at least one of these tools is available for each class of business.
Portfolio Optimization: The Company has developed a comprehensive and integrated Economic Capital Model (“ECM”) framework to facilitate the consistent assessment of risk, including risks classified as operational. This framework includes assessment at the individual operating company level, as well as across the group. Using the ECM framework, the Company is able to assess the impact on risk appetite metrics of key strategic and tactical decisions as well as the risk return trade-offs associated with these decisions, including growth strategy, new product launch, business mix and retrocession strategy, mergers and acquisitions, planning and budgeting, investment strategy and capital management.
It is the goal of the Company to make the most efficient use of its capital and to achieve an adequate return for its shareholders. To that end, the Company seeks to maximize net income given the amount of capital at risk and subject to the risk limits, tolerance levels and other constraints that are imposed by our business, regulatory, and rating agency environments. The Company has therefore put in place portfolio optimization procedures, including the integrated use of the ECM within the annual planning process, in order to help shape portfolios that optimize their respective risk return profiles.
Underwriting Risk Management
The Company's underwriters manage risk by paying close attention to a number of qualitative and quantitative indicators. Our in-house pricing platform, VCAPS, provides reinsurance underwriters with a real-time view of the risk-adjusted profitability of each account. This allows them to examine the effects of contract terms and conditions as well as analyze the contribution of a contract to our overall risk capital and its impact on the projected incurred loss for one of our key stress scenarios. In addition, Talbot maintains a suite of pricing models for the direct and facultative underwriting teams that includes VCAPS and other proprietary models, as well as models licensed from third parties. The Company believes that giving our underwriters the tools to make sound decisions at every turn is critical to our long-term success.  To that end, we strive to create an environment that promotes close cooperation between our underwriting, catastrophe modeling, risk, claims, and actuarial functions.
All of the Company’s underwriters adhere to a strict set of underwriting guidelines and letters of authority that specifically address the limits of their underwriting authority and their referral criteria. The Company’s current underwriting guidelines and letters of authority include:

•	lines of business that a particular underwriter is authorized to write;

•	exposure limits by line of business;

•	contractual exposures and limits requiring mandatory referrals; and

•	levels of analysis to be performed by lines of business.
In general, our underwriting approach is to:

•	seek high quality clients who have demonstrated superior performance over an extended period;

•	evaluate our clients’ exposures and make adjustments where their exposure is not adequately reflected;

•	apply the comprehensive knowledge and experience of our entire underwriting team to make progressive and cohesive decisions about the business they underwrite; and

•	employ our well-founded and carefully maintained market contacts within the group to enhance our robust distribution capabilities.
Our underwriters have the responsibility to analyze all submissions and determine if the related potential exposures meet with both the Company’s risk profile line size and aggregate limitations, in line with the business plan. In order to ensure compliance, we run appropriate management information reports and all lines are subject to regular audits.
All of the companies managed by AlphaCat are subject to investment or underwriting guidelines. These guidelines are established in the offering documentation of each AlphaCat company. AlphaCat manages investment portfolios in accordance with guidelines, which are subject to oversight by the respective company's board of directors.  AlphaCat leverages the Company's underwriting and analytical resources. However, all investment and underwriting decisions are ultimately made by AlphaCat. When services are provided to AlphaCat by the Company's underwriting teams, the relevant underwriting risk management framework outlined in this section applies.
Use of Models
A pivotal factor in determining whether to found and fund the Company was the opportunity for differentiation based upon superior risk management expertise; specifically, managing catastrophe risk and optimizing our portfolio to generate attractive returns on capital while controlling our exposure to risk, and assembling a management team with the experience and expertise to do so. The Company’s proprietary models are current with emerging scientific trends. This has enabled the Company to gain a competitive advantage over those reinsurers who rely exclusively on commercial models for pricing and portfolio management. The Company has made a significant investment in expertise in the risk modeling area to capitalize on this opportunity. The Company has assembled an experienced group of professional experts who operate in an environment designed to allow them to use their expertise as a competitive advantage. While the Company uses both proprietary and commercial probabilistic models, catastrophe risk is ultimately subject to absolute aggregate limitations as discussed above.
Commercial Vendor Models: The Company has global licenses for all three major commercial vendor models (RMS, AIR and EQECAT), to assess the adequacy of risk pricing and to monitor its overall exposure to risk in correlated geographic zones. Commencing in January 2012, the Company incorporated RMS version 11 into its vendor models. The vendor models enable the Company to aggregate exposures by correlated event loss scenarios, which are probability-weighted. This enables the generation of exceedance probability curves for the portfolio and major geographic areas. Once exposures are modeled using one of the vendor models, the other two models are used as a reasonability check and validation of the loss scenarios developed and reported by the first. The three commercial models each have unique strengths and weaknesses. For example, it is sometimes necessary to impose changes to frequency and severity ahead of changes made by the model vendors.
The Company also uses its quantitative expertise to improve the reliability of the vendor model outputs in the following areas:

•
Ceding companies may often report insufficient data and many reinsurers may not be sufficiently critical in their analysis of this data. The Company generally scrutinizes data for anomalies that may indicate insufficient data quality. These circumstances are addressed by either declining the program or, if the variances are manageable, by modifying the model inputs and outputs and pricing to reflect insufficient data quality;

•	Prior to making overall adjustments for changes in climate variables, other variables are carefully examined (for example, demand surge, storm surge, and secondary uncertainty); and

•	To properly quantify risk, we frequently adjust vendor models based on the latest scientific studies and claims data.
In addition, many risks, such as second-event covers, aggregate excess of loss, or attritional loss components, cannot be fully evaluated using the vendor models. In order to better evaluate and price these risks, the Company has developed proprietary analytical tools, such as VCAPS and other models and data sets.

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

In addition to VCAPS, the Company uses other proprietary models and other data in evaluating exposures. The Company cannot assure that the models and assumptions used by the software will accurately predict losses. Further, the Company cannot assure that the software is free of defects in the modeling logic or in the software code. In addition, the Company has not been granted copyright or other legal protection for VCAPS.
Geographic Diversification
The Company actively manages its aggregate exposures by geographic or risk zone to maintain a balanced and diverse portfolio of underlying risks. The coverage the Company is willing to provide for any risk located in a particular zone is limited to a predetermined level, thus limiting the net aggregate loss exposure from all contracts covering risks believed to be located in any zone. Contracts that have “worldwide” territorial limits have exposures in several geographic zones. Generally, if a proposed contract would cause the limit to be exceeded, the contract would be declined, regardless of its desirability, unless the Company buys reinsurance or retrocessional coverage, thereby reducing the net aggregate exposure to the maximum limit permitted or less.
The following table sets forth the gross premiums written allocated to the territory of coverage:

	Year Ended December 31, 2013
	Gross Premiums Written
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$466,555	$50,848	$93,357	$(10,673)	$600,087	25.1%
Worldwide excluding United States (a)	71,421	14,801	142,294	(9,263)	219,253	9.1%
Australia and New Zealand	22,882	2,216	11,097	(607)	35,588	1.5%
Europe	68,685	2,533	51,667	(4,270)	118,615	4.9%
Latin America and Caribbean	7,225	—	155,798	(8,970)	154,053	6.4%
Japan	43,055	653	5,971	(979)	48,700	2.0%
Canada	4,277	818	10,768	(1,406)	14,457	0.6%
Rest of the world (b)	29,401	—	92,652	(5,065)	116,988	4.9%
Sub-total, non United States	246,946	21,021	470,247	(30,560)	707,654	29.4%
Worldwide including United States	179,709	75,140	80,538	(11,166)	324,221	13.5%
Other locations non-specific (c)	349,312	—	447,748	(27,916)	769,144	32.0%
Total	$1,242,522	$147,009	$1,091,890	$(80,315)	$2,401,106	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risk in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable, such as marine and aerospace risks, since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

The effectiveness of geographic zone limits in managing risk exposure depends on the degree to which an actual event is confined to the zone in question and on the Company’s ability to determine the actual location of the risks believed to be covered under a particular insurance or reinsurance contract. Accordingly, there can be no assurance that risk exposure in any particular zone will not exceed that zone’s limits. Further control over diversification is achieved through guidelines covering the types and amount of business written in product classes and lines within a class.
Reinsurance Management
The Company enters into reinsurance agreements in order to mitigate its accumulation of loss, reduce its liability on individual risks and enable it to underwrite policies with higher limits. The ceding of the insurance risk does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company is therefore required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.
Validus Re Retrocession:  Validus Re monitors the opportunity to purchase retrocessional coverage on a continual basis and employs the VCAPS modeling system to evaluate the effectiveness of risk mitigation and exposure management relative to the cost. This coverage may be purchased on an indemnity basis as well as on an index basis (e.g., industry loss warranties (“ILWs”)). Validus Re also considers and at times uses alternative retrocessional structures, including collateralized quota share facilities (“sidecars”) and other capital markets products (e.g., catastrophe bonds), where the pricing and terms are attractive.
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
AlphaCat: AlphaCat has ceded only a minimal level of business to third parties and will typically write contracts on a net retention basis only, since most contracts are fully collateralized.
Talbot Ceded Reinsurance: The reinsurance program is reviewed by the reinsurance purchasing team on an on-going basis in line with the main business planning process. This process incorporates advice and analytical work from our brokers, actuarial and capital modeling teams.
The review and any subsequent modification to the program is based upon the following:

•	budgeted underwriting for the coming year;

•	loss experience from prior years;

•	loss information from the coming year’s individual capital assessment calculations;

•	expected changes to risk limits and aggregation limits and any other changes to Talbot’s risk tolerance;

•	scenario planning;

•	changes to capital requirements; and

•	RDSs prescribed by Lloyd’s.
The main type of reinsurance purchased is losses occurring; however, for a few lines of business, where the timing of the loss event is less easily verified or where such cover is available, risk attaching policies are purchased.
The type, quantity and cost of cover of the proposed reinsurance program is discussed and reviewed by the Chief Executive Officer of the Talbot group, and ultimately authorized by the Talbot Underwriting Ltd ("TUL") Board.
Once this has occurred, the reinsurance program is purchased in the months prior to the beginning of the covered period. All reinsurance contracts arranged are authorized for purchase by the Managing Director. Slips are developed prior to inception to ensure that optimum cover is achieved. After purchase, cover notes are reviewed by the relevant class underwriters and presentations made to all underwriting staff to ensure they are aware of the boundaries of the cover.

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
Currently, our largest broker relationships, as measured by gross premiums written, are with Aon Benfield Group Ltd., Marsh & McLennan and Willis Group Holdings Ltd. The following table sets forth the Company’s gross premiums written by broker:

	Year Ended December 31, 2013
	Gross Premiums Written
(Dollars in thousands)	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
Name of Broker
Aon Benfield Group Ltd.	$504,389	$39,114	$177,596	$(9,708)	$711,391	29.6%
Marsh & McLennan	288,013	37,724	199,435	(12,029)	513,143	21.4%
Willis Group Holdings Ltd.	259,089	43,605	164,784	(9,008)	458,470	19.1%
Sub-total	1,051,491	120,443	541,815	(30,745)	1,683,004	70.1%
All Others/Direct	191,031	26,566	550,075	(49,570)	718,102	29.9%
Total	$1,242,522	$147,009	$1,091,890	$(80,315)	$2,401,106	100.0%
Reserve for losses and loss expenses
For insurance and reinsurance companies, a significant judgment made by management is the estimation of the reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated incurred liability for both reported and unreported claims.
The following tables show certain information with respect to the Company’s gross and net reserves:

	As at December 31, 2013
(Dollars in thousands)	Gross Case Reserves	Gross Incurred But Not Reported Reserves	Total Gross Reserve for Losses and Loss Expenses
Property	$795,143	$643,051	$1,438,194
Marine	486,087	421,633	907,720
Specialty	256,651	427,834	684,485
Total	$1,537,881	$1,492,518	$3,030,399

	As at December 31, 2013
(Dollars in thousands)	Net Case Reserves	Net Incurred But Not Reported Reserves	Total Net Reserve for Losses and Loss Expenses
Property	$699,491	$548,400	$1,247,891
Marine	439,005	386,992	825,997
Specialty	226,071	360,286	586,357
Total	$1,364,567	$1,295,678	$2,660,245
Loss reserves are established due to the significant periods of time that may lapse between the occurrence, reporting and payment of a loss. To recognize liabilities for unpaid losses and loss expenses, the Company estimates future amounts needed to pay claims and related expenses with respect to insured events. The Company’s reserving practices and the establishment of any particular reserve reflects management’s judgment concerning sound financial practice and does not represent any admission of liability with respect to any claim. Unpaid losses and loss expense reserves are established for reported claims (“case reserves”) and incurred but not reported ("IBNR") claims.

The nature of the Company’s high excess of loss liability and catastrophe business can result in loss expenses and payments that are both irregular and significant. Such losses are part of the normal course of business for the Company. Adjustments to reserves for individual years can also be irregular and significant. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based upon historical experience. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”
The tables below present the development of the Company’s unpaid losses and loss expense reserves on both a net and gross basis. The cumulative redundancy (deficiency) calculated on a net basis differs from that calculated on a gross basis. As different reinsurance programs cover different underwriting years, net and gross loss experience will not develop proportionately. The top line of each table shows the estimated liability, net and gross of reinsurance recoveries, as at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss expenses, including IBNR, arising in the current and all prior years that are unpaid at that date. The tables also show the re-estimated amount of the previously recorded reserve liability based on experience as of the balance sheet date of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The cumulative redundancy (deficiency) represents the aggregate change with respect to that liability originally estimated, as of December 31, 2013. The lower portion of each table also reflects the cumulative paid losses relating to these reserves. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future.

Analysis of Losses and Loss Expense Reserve Development Net of Recoveries

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011	2012 (b)	2013
Estimated liability for unpaid losses and loss expense, net of reinsurance recoverable	$77,363	$791,713	$1,096,507	$1,440,369	$1,752,839	$2,258,658	$3,077,606	$2,660,245
Net loss reserves disposed							(36,519)
Liability re-estimated as of: (c)
One year later	60,106	722,010	1,018,930	1,283,759	1,596,720	2,083,378	2,835,639
Two years later	54,302	670,069	937,696	1,181,987	1,451,448	1,954,084
Three years later	50,149	606,387	902,161	1,085,664	1,404,349
Four years later	46,851	584,588	847,935	1,053,327
Five years later	45,946	547,965	827,153
Six years later	45,199	544,656
Seven years later	44,567
Cumulative redundancy (deficiency) (a)	32,796	247,057	269,354	387,042	348,490	304,574	205,448
Cumulative paid losses, net of reinsurance recoveries, as of: (c)
One year later	$27,180	$216,469	$353,476	$384,828	$476,779	$631,889	$916,796
Two years later	34,935	320,803	562,831	634,041	741,940	1,047,879
Three years later	39,520	350,521	662,319	744,324	902,507
Four years later	41,746	374,788	722,652	818,184
Five years later	41,901	390,895	753,899
Six years later	43,571	403,540
Seven years later	43,794

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	The reserves for losses and loss expenses of Flagstone are consolidated from the November 30, 2012 date of acquisition.

(c)	The impact of foreign currency exchange rate movements is excluded from the re-estimated liability and from paid losses.

Analysis of Losses and Loss Expense Reserve Development Gross of Recoveries

	Years Ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	2011	2012 (b)	2013
Estimated gross liability for unpaid losses and loss expense	$77,363	$926,117	$1,305,303	$1,622,134	$2,035,973	$2,631,143	$3,517,573	$3,030,399
Gross loss reserves disposed							(36,590)
Liability re-estimated as of: (c)
One year later	60,106	846,863	1,223,018	1,484,646	1,854,565	2,422,343	3,266,832
Two years later	54,302	791,438	1,164,923	1,385,533	1,705,995	2,257,704
Three years later	50,149	745,624	1,134,043	1,288,915	1,648,273
Four years later	46,851	721,730	1,079,842	1,252,042
Five years later	45,946	675,884	1,055,033
Six years later	45,199	668,266
Seven years later	44,567
Cumulative redundancy (deficiency)(a)	32,796	257,851	250,270	370,092	387,700	373,439	214,151
Cumulative paid losses, gross of reinsurance recoveries, as of: (c)
One year later	$27,180	$245,240	$437,210	$455,182	$557,894	$807,296	$1,065,485
Two years later	34,935	394,685	706,249	709,309	878,406	1,279,820
Three years later	39,520	452,559	825,159	864,918	1,057,705
Four years later	41,746	480,277	898,338	950,013
Five years later	41,901	496,511	933,825
Six years later	43,571	509,513
Seven years later	43,794

(a)	See Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	The reserves for losses and loss expenses of Flagstone are consolidated from the November 30, 2012 date of acquisition.

(c)	The impact of foreign currency exchange rate movements is excluded from the re-estimated liability and from paid losses.

The following table presents an analysis of the Company’s paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Reserve for losses and loss expenses, beginning of year	$3,517,573	$2,631,143	$2,035,973
Losses and loss expenses recoverable	(439,967)	(372,485)	(283,134)
Net reserves for losses and loss expenses, beginning of year	3,077,606	2,258,658	1,752,839
Net loss reserves (disposed) acquired	(36,519)	639,641	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	999,380	1,174,415	1,400,520
Prior years	(205,448)	(174,969)	(156,119)
Total incurred losses and loss expenses	793,932	999,446	1,244,401
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(244,682)	(182,146)	(266,247)
Prior years	(916,796)	(653,874)	(476,779)
Total net paid losses	(1,161,478)	(836,020)	(743,026)
Foreign exchange	(13,296)	15,881	4,444
Net reserve for losses and loss expenses, end of year	2,660,245	3,077,606	2,258,658
Losses and loss expenses recoverable	370,154	439,967	372,485
Reserve for losses and loss expenses, end of year	$3,030,399	$3,517,573	$2,631,143
Validus Re and AlphaCat: Validus Re and AlphaCat’s loss reserves are established based upon an estimate of the total cost of claims that have been incurred, including estimates of unpaid liability on known individual claims, the costs of additional case reserves on claims reported but not considered to be adequately reserved in such reporting (“ACRs”) and amounts that have been incurred but not yet reported. ACRs are used in certain cases and are calculated based on management’s estimate of the required case reserve on an individual claim less the case reserves reported by the client. The Validus Re Loss Reserve Committee follows catastrophe event ultimate loss reserve estimation procedures for the investigation, analysis, estimation and approval of ultimate loss reserving resulting from any material catastrophe event.
For reported losses, Validus Re and AlphaCat establish case reserves within the parameters of the coverage provided in the impacted reinsurance contracts. Where there is a reported claim for which the reported case reserve is determined to be insufficient, Validus Re and AlphaCat will book an ACR or individual claim IBNR estimate that is adjusted as claims notifications are received. Information is obtained from various sources including brokers, proprietary and third party vendor models and internal data regarding reinsured exposures related to the geographic location of the event, as well as other sources. Validus Re and AlphaCat use generally accepted actuarial techniques in its IBNR estimation process. Validus Re and AlphaCat also use historical insurance industry loss emergence patterns, as well as estimates of future trends in claims severity, frequency and other factors, to aid it in establishing loss reserves.
Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the expectations of the ultimate settlement and administration costs of claims incurred. Such estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation, litigation and tort reform. This uncertainty is heightened by the low frequency high severity nature of the business written by Validus Re and AlphaCat, thereby providing limited claims loss emergence patterns that directly pertain to Validus Re’s and AlphaCat's operations. This continues to necessitate the partial use of industry loss emergence patterns in deriving IBNR, which contribute to the inherent uncertainty within the loss reserve estimation process and therefore will differ from actual experience. Further, expected losses and loss ratios are typically developed in part by using outputs from vendor and proprietary computer models and these expected losses and loss ratios are a significant component in the calculation of IBNR. Finally, the uncertainty surrounding estimated costs is greater in cases where large, unique events have been reported and the associated claims are in early stages of resolution. As a result of these uncertainties, it is likely that the ultimate liability will differ from such estimates, perhaps materially.

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
In respect of the risks related to the reserve for losses and loss expenses for all segments, see Part I, Item 1A, “Risk Factors” Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.” Loss reserves are reviewed regularly and adjustments to reserves, if any, will be recorded in earnings in the period in which they are determined. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates.
Notable losses: For disclosure purposes, only those loss events which aggregate to more than a certain threshold on a consolidated basis ("notable loss events" or "notable losses") are disclosed separately and included in the reserve for notable loss events and reserve for potential development on notable loss events tables. Notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and only disclosed if it is determined that they reach the consolidated threshold for notable loss disclosure. The Company increased the consolidated threshold for disclosure of notable losses effective January 1, 2011, from $5.0 million to $15.0 million. The Company further increased the threshold for disclosure of notable losses effective January 1, 2013 from $15.0 million to $30.0 million.
During 2010 and 2011, given the complexity and severity of notable loss events in each of those years, an explicit reserve for potential development on notable loss events ("RDE") was included within the Company’s IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events have developed, this reserve has been allocated to specific notable loss events, to the point where the reserve had been fully allocated at December 31, 2013. No RDE has been established for 2012 or 2013 notable losses.
The requirement for a reserve for potential development on notable loss events in a period is a function of (a) the number of significant events occurring in that period and (b) the complexity and volatility of those events. Complexity and volatility factors considered include the following:
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
Each of these factors may lead to associated volatility for each notable loss event as well as consideration of the total reserve for loss events in the aggregate. Consequently, all of these factors are considered in the aggregate for the events occurring in the period, recognizing that it is more likely that one or some of the events may deteriorate significantly, rather than all deteriorating proportionately. The establishment of each period's requirement for a reserve for potential development on notable loss events takes place as part of the quarterly evaluation of the Company’s overall reserve requirements. It is not directly linked in isolation to any one significant/notable loss. The reserve for potential development on notable loss events is evaluated by our in-house actuaries as part of their normal process of setting indicated reserves at the end of each reporting period. In ensuing periods, senior management and the in-house actuaries revisit and re-estimate certain events previously considered in the catastrophe loss event process as well as events that have subsequently emerged in the most recent period. To the extent that there has been adverse development on a notable loss event, if there is RDE remaining from that accident year, an allocation from the respective accident year RDE will be made to the notable loss event. If there is no remaining RDE relating to the accident year of the loss, then adverse development will be recorded for the notable loss event through the Statements of Comprehensive Income.
Changes to the reserve for potential development on notable loss events are considered in light of changes to previous loss estimates from notable losses in this re-estimation process. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table which can be found in Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Investment Management
The Company manages its investment portfolio on a consolidated basis. As we provide predominantly short-tail insurance and reinsurance coverage, we could become liable to pay substantial claims on short notice. Accordingly, we follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our Board of Directors, led by our Finance Committee and Chief Investment Officer, oversees our investment strategy and, in consultation with BlackRock Financial Management, Inc., Conning, Inc. and Pinebridge Investments Europe Ltd., our portfolio advisors, has established investment guidelines for us. The investment guidelines dictate the portfolio’s overall objectives, benchmark portfolios, eligible securities, duration, use of derivatives, inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.
Substantially all of the fixed maturity investments held at December 31, 2013 were publicly traded. At December 31, 2013, the average duration of the Company’s fixed maturity portfolio was 1.60 years (2012: 1.34 years). Management emphasizes capital preservation for the portfolio and maintains a significant allocation of short-term investments. At December 31, 2013, the average rating of the portfolio was AA- (2012: AA-). At December 31, 2013, the total fixed maturity portfolio was $5,542.3 million (2012: $5,085.3 million), of which $788.5 million (2012: $1,062.8 million) was rated AAA.
Claims Management
Claims management includes the receipt of initial loss notifications, generation of appropriate responses to claim reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of legal representation, establishment of case reserves, approval of loss payments and notification to reinsurers.
Validus Re and AlphaCat:    The role of our claims department is to investigate, evaluate and, if validated, pay claims efficiently. Our claims director has implemented claims handling guidelines and reporting and control procedures. The primary objectives of the claims department are to ensure that each claim is evaluated, processed and appropriately documented in a timely and efficient manner and information relevant to the management of the claim is retained.
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
Where Talbot is not the lead syndicate, the claims handling and case reserves are established in accordance with the applicable "Lloyd's Claims Scheme" and "Lloyd's Claims Management Principles and Minimum Standards." Claims and claims movements are reviewed and monitored by the Talbot claims department. Claim financial reports are received daily from the "Xchanging" system pursuant to a centralized contract with Lloyd's.

Competition
The insurance and reinsurance industries are highly competitive. We compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates and insurers. We encounter competition in all of our classes of business but there is less competition in those of our lines where we are a specialist underwriter. The Company competes with insurance and reinsurance providers such as:

•
Alleghany Corporation, Allied World Assurance Company Holdings, Limited., Arch Capital Group, Limited., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group Limited, Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., and RenaissanceRe Holdings Ltd.;

•	Amlin plc, Catlin Group Limited, Hiscox and others in the Lloyd’s market;

•	Asset managers and reinsurers who provide collateralized reinsurance and retrocessional coverage;

•	Treaty and direct insurers, in not only the London but also the global market, that compete with Lloyd’s on a worldwide basis;

•	Various capital markets participants who access insurance and reinsurance business in securitized form, including through special purpose entities or derivative transactions; and

•	Government-sponsored insurers and reinsurers.
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
Regulation
The following is a discussion of the regulatory environment and key requirements in the jurisdictions of our significant operating subsidiaries.
Bermuda
General: As a holding company, Validus Holdings, Ltd. is not subject to Bermuda insurance regulation. However, the Insurance Act 1978 (the "Insurance Act") regulates the Company’s operating insurance subsidiaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act makes no distinction between insurance and reinsurance business. The Company has eight Bermuda based insurance subsidiaries, Validus Reinsurance, Ltd., a Class 4 insurer, Validus Reinsurance (Switzerland), Ltd. (Bermuda Branch) ("Validus Re Swiss") (formerly known as Flagstone Reassurance Swiss S.A. (Bermuda Branch)), a Class 4 insurer, PaCRe, Ltd., a Class 4 insurer, IPCRe Limited. ("IPCRe") (formerly known as Validus Re Americas, Ltd.), a Class 3A insurer, Validus Re Americas, Ltd., a Class 3A insurer, Talbot Insurance (Bermuda), Ltd. ("TIBL"), a Class 3 insurer, AlphaCat Reinsurance, Ltd., a Class 3 insurer, Mont Fort Re Ltd., a Class 3 insurer. The Company also has investments in two Bermuda-based insurance affiliates, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., both licensed as Special Purpose Insurers (“SPI”) under the Insurance Act.
Regulation of Class 3 and 4 insurers: Significant aspects of the Bermuda insurance regulatory framework and requirements imposed on Class 3 and Class 4 insurers are noted below.
Principal Representative and Principal Office: The Insurance Act requires that every insurer, including the Bermuda insurance subsidiaries of the Company, appoint and maintain a principal representative resident in Bermuda and maintain a principal office in Bermuda. It is the duty of the principal representative on his reaching a view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable event has, to the principal representative's knowledge, occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.
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
Approved Independent Auditor: Class 3 and 4 insurers must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, all of which, in the case of all registered insurers in Bermuda, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.
Approved Loss Reserve Specialist: Class 3 and 4 insurers are required to submit an opinion of their approved loss reserve specialist with their statutory financial return in respect of their loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return: Class 3 and 4 insurers must prepare annual statutory financial statements as prescribed in the Insurance Act. The statutory financial statements are separate from the annual U.S. GAAP-basis financial statements discussed further below. Class 3 and 4 insurers are also required to prepare and file with the BMA statutory financial returns unless granted an exemption under section 56 of the Insurance Act. The statutory financial return includes, among other items, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist, a schedule of reinsurance ceded, and a special purpose business solvency certificate in relation to any special purpose business undertaken. Class 4 insurers are also required to file audited U.S. GAAP annual financial statements, which are made available to the public. In addition, Class 4 insurers are required to file a capital and solvency return in respect of their general business which shall include the regulatory risk based capital model, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and schedules of fixed income securities.
Minimum Solvency Margins: The value of the general business assets of licensed insurers must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin (“MSM,”) being equal to the greater of:
Class 4:
(a)$100,000,000;
(b)50% of net premiums written (being gross premiums written less any premiums ceded by the insurer for reinsurance, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written);
(c)15% of net losses and loss expense provisions and other insurance reserves (general business); or
(d)25% of the insurer's enhanced capital requirement.
Class 3:
(a)$1,000,000;
(b)20% of net premiums written up to $6,000,000 (being gross premiums written less any premiums ceded by the insurer for reinsurance); or where net premiums written exceed $6,000,000, $1,200,000 plus 15% of the net premiums written in excess of $6,000,000; or
(c)15% of net losses and loss expense provisions and other insurance reserves (general business).
Minimum Liquidity Ratio:    The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as investments in and advances to affiliates. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax, sundry liabilities (by interpretation, those not specifically defined), and letters of credit and guarantees.
Enhanced Capital Requirement:  Class 4 insurers are required to maintain available statutory capital and surplus with respect to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is calculated at the end of its relevant year by reference to the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR employs a standard mathematical model that correlates risk underwritten by Bermuda insurers to the capital that is dedicated to the business. The ECR is equal to the higher of each insurer's MSM or the BSCR/approved internal capital model. Class 4 insurers are also expected to hold a safety margin or buffer above the ECR, which is at least in total equivalent to 120% of its ECR, known as the target capital level (“TCL”). The TCL will serve as an early warning signal for the BMA, and failure to maintain capital at least equal to the TCL may result in additional reporting requirements or other enhanced regulatory oversight.
Eligible Capital: The tiered capital regime (Tiers 1, 2, and 3) classifies capital instruments into a given tier based on their loss absorbency characteristics. Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Class 4's MSM and ECR requirements.
Group Supervision: The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a "specified insurer" (that is to say, it is headed by either a Class 3A, 3B, 4 or Class C, D or E insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a "specified insurer" where it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda company, where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer. Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the "designated insurer" and it shall give written notice to the designated insurer and other competent authorities that it is the group supervisor.
     The BMA is our group supervisor and Validus Reinsurance, Ltd. is the group's "designated insurer" of our group of insurance and reinsurance companies. Pursuant to its powers under the Insurance Act, the BMA maintains a register of particulars for every insurance group for which it acts as the group supervisor detailing the names and addresses of the designated insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the name and address of the insurance group auditors. The designated insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.
As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information including information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the financial situation of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group; (v) coordinating any enforcement action that may be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
Group Solvency: The Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules and Insurance (Group Supervision) Rules (together, "Group Rules"), will apply to us so long as the BMA remains our group supervisor. The BMA has implemented and imposed many of the additional requirements described in this section as part of its efforts to gain equivalence under Solvency II. Solvency II is an EU directive covering the capital adequacy, risk management and regulatory reporting for insurers and was adopted by the European Parliament in April 2009. The BMA will now wait until further notice to implement Solvency II as a result of the delay in the implementation of Solvency II in Europe. In addition, through the Group Rules, the BMA may take action which affects the Company. A summary of the Group Rules is set forth below.
Group Financial Statements, Group Statutory Financial Return and Annual Capital and Solvency Return: Every insurance group is required to prepare an annual group statutory financial return which must be submitted to the BMA by the designated insurer within five months after its financial year end (unless specifically extended). The Group Rules prescribe the rules pertaining to the preparation and substance of the group statutory financial statements (which include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto). The statutory financial return shall include, among other items, a report of the approved group auditor, an opinion of a group actuary where applicable, an insurance group business solvency certificate, an insurance group cover sheet, particulars of ceded reinsurance comprising the top ten unaffiliated reinsurers for which the group has the highest recoverable balances and any reinsurer with recoverable balances exceeding 15% of the insurance group's statutory capital and surplus, particulars of qualifying members, a list of non-insurance financial regulated entities owned by the group and details of all adjustments applied to the group financial statements in the form of a reconciliation of amounts reported as total assets, total liabilities, net income and total statutory capital and surplus.
Every insurance group must also prepare and submit a group capital and solvency return (the "Group Capital and Solvency Return") which comprises the group BSCR model or outputs from an approved group internal capital model, along with the returns prescribed in the applicable schedules to the Group Rules. The Group Capital and Solvency Return is submitted by the designated insurer on behalf of the group and must include a declaration signed by two directors of the parent company, one of which may be the chief executive; and either the chief risk officer of the parent company, or the chief financial officer of the parent company.
Every insurance group must prepare and submit, on an annual basis, consolidated audited financial statements prepared under U.S. GAAP ("Group Financial Statements"). The Group Financial Statements must be audited annually by the group's approved auditor who must prepare an auditor's report in accordance with generally accepted auditing standards. The designated insurer is required to file with the BMA annually the audited Group Financial Statements within five months from the end of the relevant financial year (unless specifically extended). The Group Financial Statements are published by the BMA on its website.
Group Quarterly Financial Returns: In addition to the annual filings, the designated insurer is required to prepare and file, on behalf of the group, quarterly financial returns no later than the end of the month of each May, August and November for the first, second and third quarters, respectively of companies with calendar year ends. The quarterly financial return shall consist of (a) quarterly unaudited (consolidated) group financial statements in respect of its business for each financial statements where such statements are the most recent produced by the group, and must not reflect a financial position that exceeds two months and (b) details of material intra-group transactions and risk concentrations, including among other things, details surrounding reinsurance and retrocession arrangements and the ten largest exposures to unaffiliated counterparty risk and other unaffiliated counterparty exposures exceeding 10% of the insurer's statutory capital and surplus.
Group Solvency Margin and Group Enhanced Capital Requirements ("Group ECR"): The designated insurer must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group (the "Group MSM"). A member is a qualified member of the insurance group if it is subject to solvency requirements in the jurisdictions in which it is registered.
Where the parent company exercises control in relation to any member of the group, the minimum margin of solvency of such member shall be its individual minimum solvency margin. Where the parent company exercises significant influence on any member of the group, the minimum margin of solvency applicable to that member for purposes of calculating the Group MSM shall be an amount equal to the parent company's percentage shareholding of the member multiplied by that member's minimum margin of solvency.
Effective January 1, 2014, the group is required to maintain available group capital and surplus at a level equal to 50% of the Group ECR and this requirement will increase by increments of 10% in each of the following five years until 100% ECR is required for the 2018 year end. This phasing-in schedule is conditioned upon the BMA making further adjustments that would be either needed or appropriate once the effective date of Solvency II capital requirements is finalized.
Group Eligible Capital: To enable the BMA to better assess the quality of the group's capital resources, the designated insurer is required to disclose the makeup of its group's capital in accordance with a '3-tiered capital regime'. The eligible capital requirements came into effect on January 1, 2013, and under the current regime, all of the insurance group's capital instruments are classified as either basic or ancillary capital which in turn are classified into one of 3 tiers based on their "loss absorbency" characteristics. Highest quality capital is classified as Tier 1 Capital, lesser capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Group's MSM and Group ECR requirements.
Restrictions on Dividends and Distributions: A Class 4 insurer shall not declare or pay any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit confirming that it will continue to meet its relevant margins. If it failed to meet any of its relevant margins on the last day of any financial year, a Class 3 and 4 insurer shall not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, Class

3 and 4 insurers must obtain the BMA's prior approval before reducing its total statutory capital, as shown in its previous year's financial statements, by 15% or more.
Furthermore, under the Companies Act, a Bermuda company may only declare or pay a dividend, or make a distribution out of contributed surplus as the case may be, if the company has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than its liabilities.
The Insurance Code of Conduct: The BMA Insurance Code of Conduct establishes duties and standards which must be complied with by all insurers licensed under the Insurance Act. The Code is divided into six categories, including:

•	Proportionality Principle;

•	Corporate Governance;

•	Risk Management;

•	Governance Mechanism;

•	Outsourcing; and

•	Market Discipline and Disclosure.
Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its power of intervention and investigation.
Notification of Material Changes: Class 3 and 4 insurers are required to give advance notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the acquisition or transfer of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) acquisition of controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance, and internal audit; (vi) transfer other than by way of reinsurance of all or substantially all of a line of business; and (vii) expansion into a material new line of business.
No Class 3 or 4 insurer shall take any steps to give effect to a material change, unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to any material change as defined in clauses (ii) through (vii) above. The designated insurer shall notify the BMA of any material change, effected by a member of the group, within 30 days of such material change taking effect.
BMA's Powers of Intervention and Obtaining Information: The BMA may require a registered person or a designated insurer to provide such information or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person's auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto.
If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may investigate and report on the nature, conduct or state of the insurer's or the insurance group's business, or any aspect thereof, or the ownership or control of the insurer or insurance group. The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations, involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.
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

Notwithstanding the above general permission, the BMA has granted the Company permission to, subject to our ordinary or voting shares being listed on an appointed stock exchange, to issue, grant, create, sell and transfer any of our shares, options, warrants, depositary receipts, rights, loan notes, debt instruments and other securities of the Company, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes.
Shareholder Controller and other Notifications: Under the Insurance Act each shareholder or prospective shareholder will be responsible for applying to or notifying, depending upon the circumstances, the BMA in writing if the shareholder becomes a controller, directly or indirectly, of 10%, 20%, 33% or 50% of the Company and/or any of the Company’s Bermuda insurance subsidiaries, usually within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of the Company or any of the Company’s Bermuda insurance subsidiaries if it appears to the BMA that the person is not fit and proper to be such a controller; the insurer's clients will be threatened by the shareholder; the shareholder would affect the insurer's ability to meet its minimum criteria or the shareholder would affect the insurer's ability to undertake adequate remedial action should it be necessary. The Company’s Bermuda insurance subsidiaries are also required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller or officer, a controller or officer being a managing director, chief executive, director, secretary, chief executive or senior executive or other person in accordance with whose directions or instructions the directors of the Bermuda insurer or a company of which the insurer is a subsidiary are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of the Bermuda insurer or a company of which the insurer is a subsidiary.
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
Validus Reaseguros, Inc. and Validus Re America (New Jersey) Inc. are licensed reinsurance intermediaries in Florida and New York, respectively.
The Company currently conducts its business in a manner such that it is expected that entities within the Validus Re segment will not be subject to insurance and/or reinsurance licensing requirements or regulations in the United States. Although the Company does not currently intend for Validus Re to engage in activities which would require it to comply with insurance and reinsurance licensing requirements in the United States, should the Company choose to engage in activities that would require Validus Re entities to become licensed in the United States, the Company cannot make assurances that we will be able to do so or that we will be able to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect the Company, such as collateral requirements in various U.S. states to enable cedants to receive credit for reinsurance ceded.
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
AlphaCat Managers, Ltd. is a licensed insurance manager and is registered as an investment adviser with the U.S. Securities and Exchange Commission under the U.S. Investment Advisers Act of 1940, as amended. AlphaCat Managers, Ltd. is also registered as a "commodity pool operator" with the Commodity Futures Trading Commission (the "CFTC") and is a member of the National Futures Association.

United Kingdom
On April 1, 2013, the UK Financial Services Authority (“FSA”) ceased to exist in its current form and as a result two new focused regulators were established, namely the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”), both of which fall under the Financial Services Markets Act 2000.
The Financial Conduct Authority (“FCA”) has a strong mandate for promoting confidence and transparency in financial services and gives greater protection for consumers of financial services.
The Prudential Regulation Authority (“PRA”) is responsible for the day-to-day supervision of financial institutions that are subject to significant prudential regulation. It adopts a more judgment-focused approach to regulation so that business models can be challenged, risks identified and action taken to preserve financial stability. The PRA also has an insurance objective of contributing to the securing of an appropriate degree of protection for those who are or may become policyholders.
In relation to insurance, the FCA and PRA both regulate insurers, insurance intermediaries and Lloyd’s itself. The FCA, PRA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.
Talbot’s underwriting activities are therefore regulated by both the FCA and PRA as well as being subject to the Lloyd’s “franchise”. All three have powers to remove their respective authorization for Talbot to manage Lloyd’s syndicates. Lloyd’s approves annually Syndicate 1183’s business plan and any subsequent material changes, and the amount of capital required to support that plan. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting (known as Funds as Lloyd’s).
Talbot Risk Services Pte Ltd operates in Singapore to source business in the Far East under the Lloyd’s Asia Scheme. The Lloyd’s Asia Scheme was established by the Monetary Authority of Singapore to encourage members of Lloyd’s to expand insurance activities in Asia.
An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. A directive, known as Omnibus II, which will amend certain of the Solvency II proposals, including the implementation date, was due to be considered by the European Parliament in 2012. On December 3, 2012, the European Parliament rescheduled the plenary vote of the Omnibus II Directive to June 10, 2013. On October 2, 2013, the European Commission postponed the implementation date of Solvency II to January 1, 2016. Insurers and reinsurers are undertaking a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. However, Lloyd’s requires that businesses that operate in the Lloyd’s market are fully compliant with Solvency II by the end of 2014. During the last year Lloyd’s required that businesses operated according to the principles of Solvency II (as distinct from being fully compliant) and Talbot was adjudged “green” on this test; the Company has largely implemented the requirements for Solvency II.
Switzerland
Our Swiss reinsurance subsidiary, Validus Reinsurance (Switzerland), Ltd. ("Validus Re Swiss") (formerly Flagstone Réassurance Suisse SA), is a société anonyme headquartered in Zurich, Switzerland as of February 1, 2014.
Regulation and Supervision: Validus Re Swiss obtained its reinsurance license from the Swiss Federal Office of Private Insurance in December 2006. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by the Swiss Financial Market Supervisory Authority ("FINMA"). In principle, licensing and supervision requirements are imposed on Validus Re Swiss as a standalone legal entity.
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
Under Swiss rules and regulations, Swiss reinsurance companies are generally subject to many, but not all, of the same provisions that apply to direct insurers, and include the following obligations:

Adequacy of Financial Resources: ISL Article 9 and ISO, sets out the minimum capital requirements and solvency requirements. The minimum capital for a reinsurance firm is CHF 10 million.  Firms are also obliged to constitute and maintain an organizational fund.  In the case of Validus Re Swiss this was fixed at CHF 10 million by the Swiss Federal Office of Private Insurance prior to commencement of Validus Re Swiss' operations.
In addition, Validus Re Swiss must keep adequate disposable and unencumbered capital resources to cover its entire activities.  In calculating the solvency margin, account is taken of the risks to which the firm is exposed, the insurance classes involved, the extent of the business, the geographical scope and internationally recognized principles (ISL Article 9).  Solvency is determined based on two independent methodologies:
Solvency I:  This involves calculating a margin applying defined percentages to a base of the higher of gross annual premium or gross claims for the last three available years and comparing coverage in terms of admissible “own funds” as determined under ISL Article 37.
 The Swiss Solvency Test ("SST"):  Under this approach, a company's capital is considered adequate if its risk bearing capital ("RBC") exceeds its target capital ("TC"). RBC is defined as the difference between assets at a market-consistent value and discounted best estimated liabilities. TC is defined as the sum of a market value margin and the difference between the discounted one-year RBC and the current year RBC. The SST involves a sophisticated analysis to calculate the market-consistent valuation of all assets and liabilities with a methodological approach to risk categories (insurance risk, credit risk, etc.) subjecting them to scenario stress tests at a basic level in the context of the standard regulatory approach but, where appropriate (for instance mandatory for reinsurance companies), permitting the use of internal models in the overall management of risk, once such models are validated.  The validation of internal models is a general process which FINMA has pursued with all regulated firms over the past year and is ongoing.
The SST is very close to the “Solvency II” standard of the European Union. On February 1, 2010, Switzerland was formally recognized as equivalent by the EU committee of supervisors, the Committee of European Insurance and Occupational Pensions Supervisors (“CEIOPS”), firstly as regards the EU Reinsurance Directive of 2005 regulating pure reinsurers and secondly as regards its supervisory regime.
For the SST all assets of Validus Re Swiss are considered.  There is no direct constraint on permitted investments since the provisions regarding assets linked to reserves in the ISL do not apply to reinsurance firms.  However, the use of derivative instruments is required to be fully considered as part of the risk management processes and limited to reducing investment or insurance risk or to secure investment efficiencies.
Sound Corporate Governance, Risk Management and Internal Control System: In addition to quantitative risk measures, FINMA requires full qualitative governance and control of risk in the firm.  This includes requirements as to the ongoing fitness, propriety and competence of the directors and senior management, observance of ethical standards, objective and appropriate remuneration procedures, management of conflicts of interests, the institution of a compliance function, independence and adequate resourcing of control functions (including the responsible actuary, the risk management function and the internal audit function), as well as clear terms of reference and systems of delegation and report throughout.
ISL and ISO each require the appointment of a Responsible Actuary - an independent and properly qualified actuary responsible for ensuring that solvency margins are calculated correctly, proper accounting principles are used, and adequate technical reserves are established and that this person report to the Board periodically.
Insurance companies are required to implement documented procedures for risk management and internal control.  While FINMA does not require a specific quantitative outcome in relation to operational risk, the firm is expected to undertake proper analysis and to account for it.
Supervisory Process: The supervisory process includes the following requirements:
Annual Reporting:  Validus Re Swiss is required to prepare an annual report at the end of each financial year on the solvency margins available, as well as an annual report on the calculation of target capital and on risk bearing capital. Validus Re Swiss files a corporate report incorporating financial statements prepared and audited in accordance with Swiss accounting rules and a supervisory report in the prescribed format. The supervisory report is to be submitted to FINMA by June 30 of each year in electronic form together with the annual report.
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

In addition, Validus Re Swiss is required to notify changes in levels of control of it upstream or by it downstream at 10%, 20%, 33% or 50% in terms of capital or voting rights.
There is a general duty to notify FINMA of all matters of which it might want to be advised (FINMALaw Article 29).  This includes all material solvency matters, which are specified by circular to include a breach of solvency requirements, fluctuations of 10% or more in terms of assets, technical provisions, or of a significant retrocession contract of the company as well as redemption of any hybrid debt instruments; and any regulatory or criminal investigations brought against the company or the senior management or other significant events.
External Auditor Involvement: Audit firms are subjected to approval and supervision by FINMA and are a significant agent in the supervisory process applying to reinsurance companies (FINMALaw 24 et seq.).  Auditors report both to the governing body of the company and to FINMA. They report to the Board on the financial statements of the company and on regulatory shortcomings with a requirement for remediation.  Material shortcomings are reported directly to FINMA.  A standardized audit report on these topics is prescribed by FINMA Directive.  Failure to have an audit conducted in accordance with legal requirements, to fulfill the legal duty of cooperation with auditors or for the auditors to perform their role properly (including whistle blowing or failing to identify regulatory breaches) all attract criminal sanctions.
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
Capital Structure and Dividends: Validus Re Swiss is funded by equity in the form of paid in capital by shares and in share premium.  Under Swiss corporate law as modified by insurance supervisory law, a non-life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital. Validus Re Swiss has been substantially funded by share premium.  As of the date of this Annual Report we are advised that, share premium can be distributed to shareholders without being subject to withholding tax.  However, the distribution of any special dividend to shareholders remains subject to the approval of FINMA which has regard to the maintenance of solvency and the interests of reinsureds and creditors.

Employment Practices
The following table details our personnel by geographic location as at December 31, 2013:

Location	Validus Re	Talbot	AlphaCat	Corporate	Total	%
London, England	—	256	—	66	322	56.3%
Pembroke, Bermuda	69	—	8	55	132	23.1%
New York, United States	—	11	—	17	28	4.9%
Republic of Singapore	10	15	—	—	25	4.4%
Waterloo, Canada	—	—	—	24	24	4.2%
Miami, United States	—	15	—	—	15	2.6%
Dubai, United Arab Emirates	—	9	—	—	9	1.6%
Toronto, Canada	—	—	—	7	7	1.2%
Santiago, Chile	6				6	1.1%
Martigny, Switzerland	2	—	—	—	2	0.4%
Halifax, Canada	1	—	—	—	1	0.2%
Total	88	306	8	169	571	100.0%

We believe our relations with our employees are excellent.
Available Information
The Company files periodic reports, proxy statements and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. The Company’s common shares are traded on the NYSE under the symbol “VR.” Similar information concerning the Company can be reviewed at the office of the NYSE at 20 Broad Street, New York, New York, 10005. The Company’s website address is http://www.validusholdings.com. Information contained in this website is not part of this report.
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
Substantially all of our gross premiums written to date are in short-tail lines, many of which have the potential to accumulate, which means we could become liable for a significant amount of losses in a brief period. The short-tail policies we write expose us to claims arising out of unpredictable natural and other catastrophic events, whether arising from natural causes such as hurricanes, windstorms, tsunamis, severe winter weather, earthquakes and floods, or man-made causes such as fires, explosions, acts of terrorism, war or political unrest. Many observers believe that the Atlantic basin is in the active phase of a multi-decade cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). These conditions may translate to a greater potential for hurricanes to make landfall in the U.S. at higher intensities over the next several years. In addition, climate change may be causing changes in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the losses resulting therefrom. Although the frequency and severity of catastrophes are inherently unpredictable, we use state-of-science understanding of climate change and other climate signals for pricing and risk aggregation.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. For example, a (re)insurance contract might limit the amount that can be recovered as a result of flooding. However, if the flood damage was caused by an event that also caused extensive wind damage, the quantification of the two types of damage is often a matter of judgment. Similarly, one geographic zone could be affected by more than one catastrophic event. In this case, the amount recoverable from an insurer or reinsurer may in part be determined by the judgmental allocation of damage between the events. Given the magnitude of the amounts at stake, these types of issues occasionally necessitate judicial resolution. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors, including receipt of additional information from insureds or brokers, the attribution of losses to coverages that had not previously been considered as exposed and inflation in repair costs due to additional demand for labor and materials. As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs. Our exposure to this uncertainty is greater in our longer tail lines (marine and energy liabilities, aviation products and airports (aviation direct) and financial institutions).
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
If our financial strength rating is reduced from current levels, our competitive position in the reinsurance industry could suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of reinsurance contracts we write as our customers and brokers that place such business, move to other competitors with higher financial strength ratings. The substantial majority of reinsurance contracts issued through reinsurance brokers contain provisions permitting the ceding company to cancel such contracts in the event of a downgrade of the reinsurer by A.M. Best below “A-” (Excellent).
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
We manage exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall (re)insurance and investment portfolio. We use various tools to analyze and manage the reinsurance exposures assumed from insureds and ceding companies and risks from a catastrophic event that could have an adverse effect on our investment portfolio. VCAPS, our proprietary risk modeling software, enables us to assess the adequacy of reinsurance risk pricing and to monitor the overall exposure to insurance and reinsurance risk in correlated geographic zones. There can be no assurance that the models and assumptions used by the software will accurately predict losses. Further, there can be no assurance that the models are free of defects in the modeling logic or in the software code. In addition, we have not sought copyright or other legal protection for VCAPS.
In addition, much of the information that we enter into the risk modeling software is based on third-party data that may not be reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about building material and labor demand surge, storm surge, the expenses of settling claims (known as loss adjustment expenses), insurance-to-value and storm intensity. Accordingly, if the estimates and assumptions that are entered into the proprietary risk model are incorrect, or if the proprietary risk model proves to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than the expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be adversely affected.
A modeled outcome of net loss from a single event also relies in significant part on the reinsurance and retrocessional arrangements in place, or expected to be in place at the time of the analysis, and may change during the year. Modeled outcomes assume that the reinsurance in place responds as expected with minimal reinsurance failure or dispute. Reinsurance and retrocessional coverage is purchased to protect the inwards exposure in line with our risk appetite, but it is possible for there to be a mismatch or gap in cover which could result in higher than modeled losses. In addition, many parts of our reinsurance program are purchased with limited reinstatements and, therefore, the number of claims or events which may be recovered from second or subsequent events is limited. It should also be noted that renewal dates of the reinsurance and retrocessional program do not necessarily coincide with those of the inwards business written. Where inwards business is not protected by risks attaching reinsurance and retrocessional programs, the programs could expire resulting in an increase in the possible net loss retained and as such, could have a material adverse effect on our financial condition and results of operations.
We also seek to limit loss exposure through loss limitation provisions in policies we write, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that our policies are legally interpreted as intended. There can be no assurance that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in our favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses we incur from a catastrophic event could be materially higher than expected and our financial condition and results of operations could be adversely affected.

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
Premium levels may be adversely affected by a number of factors which fluctuate and may contribute to price declines generally in the reinsurance industry. For example, as premium levels for many products increased subsequent to the significant natural catastrophes of 2004 and 2005, the supply of reinsurance increased, either as a result of capital provided by new entrants or by the commitment of additional capital by existing reinsurers. Increases in the supply of insurance and reinsurance may have consequences for the reinsurance industry generally and for us including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a consequence, the Company will experience greater competition on most insurance and reinsurance lines. This could adversely affect the rates we receive for our (re)insurance and our gross premiums written. The insurance and reinsurance industry is currently experiencing a soft market whereby premiums tend to be lower, capacity is higher and competition increases.
The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, such as natural disasters (e.g., catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), courts granting large awards for certain damages, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds and primary insurance companies. We expect to experience the effects of cyclicality, which could materially adversely affect our financial condition and results of operations.
Competition for business in our industry is intense, and if we are unable to compete effectively, we may not be able to retain market share and our business may be materially adversely affected.
The insurance and reinsurance industries are highly competitive. We face intense competition, based upon (among other things) global capacity, product breadth, reputation and experience with respect to particular lines of business, relationships with (re)insurance intermediaries, quality of service, capital and perceived financial strength (including independent rating agencies’ ratings), innovation and price. We compete with major global insurance and reinsurance companies and underwriting syndicates, many of which have extensive experience in (re)insurance and may have greater financial, marketing and employee resources available to them than us. Other financial institutions, such as banks and hedge funds, now offer products and services similar to our products and services through alternative capital markets products that are structured to provide protections similar to those provided by reinsurers. These products, such as catastrophe-linked bonds, compete with our products. In the future, underwriting capacity will continue to enter the market from these identified competitors and perhaps other sources. Increased competition could result in fewer submissions and lower rates, which could have a material adverse effect on our growth and profitability. If we are unable to compete effectively against these competitors, we may not be able to retain market share.
Insureds have been retaining a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than risk transferring insurance. This has also put downward pressure on (re)insurance premiums.
Consolidation in the (re)insurance industry could adversely affect our business.
We believe that several (re)insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would expect to write less business. As the (re)insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operations.
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
We estimate the risks associated with our outstanding obligations, including the risk embedded within our unearned premiums. To do this, we establish reserves for losses and loss expenses (or loss reserves), which are liabilities that we record to reflect the estimated costs of claim payment and the related expenses that we will ultimately be required to pay in respect of premiums written and include case reserves and IBNR reserves. However, under U.S. GAAP, we are not permitted to establish reserves for losses until an event which gives rise to a claim occurs. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses, unless we deem the unearned premium reserve to be insufficient to cover future losses on risks that have already incepted. Case reserves are reserves established with respect to specific individual reported claims. IBNR reserves are reserves for estimated losses that we have incurred but that have not yet been reported to us.
Our reserve estimates do not represent an exact calculation of liability. Rather, they are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections, on our assessment of currently available data, predictions of future developments and estimates of future trends and other variable factors such as inflation. Establishing an appropriate level for our loss reserve estimates is an inherently uncertain process. It is likely that the ultimate liability will be greater or less than these estimates and that, at times, this variance will be material. Our reserve estimates are regularly refined as experience develops and claims are reported and settled. In addition, as we operate largely through intermediaries, reserving for our business can involve added uncertainty arising from our dependence on information from ceding companies which, in addition to the risk of receiving inaccurate information, involves an inherent time lag between reporting information from the primary insurer to us. Additionally, ceding companies employ differing reserving practices which add further uncertainty to the establishment of our reserves. Moreover, these uncertainties are greater for reinsurers like us than for reinsurers with a longer operating history, because we do not yet have an established loss history. The lack of historical information for the Company has necessitated, at times, the use of industry loss emergence patterns in deriving IBNR. Loss emergence patterns are development patterns used to project current reported or paid loss amounts to their ultimate settlement value or amount. Further, expected losses and loss ratios are typically developed using vendor and proprietary computer models and these expected loss ratios are a material component in the calculation of IBNR. Actual loss ratios will deviate from expected loss ratios and ultimate loss ratios will be greater or less than expected loss ratios. Because of these uncertainties, it is possible that our estimates for reserves at any given time could prove inadequate.
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
Various aspects of our business depend on the services and skills of key personnel of the Company. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, Chairman of our Board of Directors and Chief Executive Officer; Jeffrey D. Sangster, Executive Vice President and Chief Financial Officer; John J. Hendrickson, Director of Strategy, Corporate Development and Risk Management; Kean Driscoll, Executive Vice President and Chief Executive Officer of Validus Reinsurance, Ltd.; C.N. Rupert Atkin, Chief Executive Officer of the Talbot Group; Robert F. Kuzloski, Executive Vice President and General Counsel; Andrew E. Kudera, Executive Vice President and Chief Actuary; Lixin Zeng, Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd.; Romel Salam, Executive Vice President and Chief Risk Officer; Jonathan P. Ritz, Executive Vice President and Chief Operating Officer and Michael R. Moore, Executive Vice President and Chief Accounting Officer, among other key employees. The loss of any of their services or the services of other members of our management team or any difficulty in attracting and retaining other talented personnel could impede the further implementation of our business strategy, reduce our revenues and decrease our operational effectiveness. Although we have an employment agreement with each of the above named executives, there is a possibility that these employment agreements may not be enforceable in the event any of these employees leave. The employment agreements for each of the above-named executives provide that the terms of the agreement will continue for a defined period after either party giving notice of termination, and will terminate immediately upon the Company giving notice of termination for cause. We do not currently maintain key man life insurance policies with respect to these or any of our other employees. In addition, changes in employment laws, taxation and remuneration practices within our operating jurisdiction may adversely impact the retention or recruitment of key personnel.
The operating location of our head office and our primary Validus Re subsidiary may be an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon demonstrating that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years for senior executives) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our business. Work permits are currently required for 66 of our Bermuda employees, the majority of whom have obtained three- or five-year work permits.
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
We market our insurance and reinsurance on a worldwide basis primarily through brokers, and we depend on a small number of brokers for a large portion of our revenues. For the year ended December 31, 2013, our business was primarily sourced from the following brokers: Aon Benfield Group Ltd. 29.6%, Marsh & McLennan 21.4% and Willis Group Holdings Ltd. 19.1%. These three brokers provided a total of 70.1% of our gross premiums written for the year ended December 31, 2013. Loss of all or a substantial portion of the business provided by one or more of these brokers could adversely affect our business.
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
Our utilization of brokers, managing general agents and other third parties to support our business exposes us to operational and financial risks
Talbot’s business at Lloyd’s relies upon brokers, managing general agents and other third parties to produce and service a portion of its operations. In these arrangements, we typically grant the third party the right to bind us to new and renewal policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should these third parties issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our managing general agent would be unable to adequately indemnify us for their contractual breach.
We also rely on managing general agents, third party administrators or other third parties we retain, to collect premiums and to pay valid claims. We could also be exposed to their or their producer’s operational risk, including, but not limited to, contract wording errors, technological and staffing deficiencies and inadequate disaster recovery plans. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage the claims activity on this business. Although we have implemented monitoring and other oversight protocols, we cannot assure that these measures will be sufficient to mitigate all of these exposures.
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
We purchase reinsurance and retrocessional reinsurance in order that we may offer insureds and cedants greater capacity, and to mitigate the effect of large and multiple losses on our financial condition. Reinsurance is a transaction whereby an insurer or reinsurer cedes to a reinsurer or retrocessional reinsurer all or part of the insurance it has written or reinsurance it has assumed. A reinsurer’s or retrocessional reinsurer’s insolvency or inability or refusal to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of reinsurance or retrocessional reinsurance or negotiate terms that we deem appropriate or acceptable or obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness.
Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the fixed income markets could result in significant unrealized losses in the fair value of our investment portfolio which would reduce our net income.
Our operating results depend in part on the performance of our investment portfolio, which currently consists largely of fixed maturity securities, as well as the ability of our investment managers to effectively implement our investment strategy. Our Board of Directors, led by our Finance Committee and Chief Investment Officer, oversees our investment strategy, and in consultation with our portfolio advisors, has established investment guidelines. The investment guidelines dictate the portfolio’s overall objective, benchmark portfolio, eligible securities, duration, limitations on the use of derivatives and inclusion of foreign securities, diversification requirements and average portfolio rating. Management and the Finance Committee periodically review these guidelines in light of our investment goals and consequently they may change at any time.
The investment return, including net investment income, net realized gains (losses) on investments, net unrealized (losses) gains on investments, excluding noncontrolling interest, on our invested assets was $42.7 million, or 0.7% for the year ended December 31, 2013. While we follow a conservative investment strategy designed to emphasize the preservation of invested assets and to provide sufficient liquidity for the prompt payment of claims, we will nevertheless be subject to market-wide risks including illiquidity and pricing uncertainty and fluctuations, as well as to risks inherent in particular securities. Our investment performance may vary substantially over time, and there can be no assurance that we will achieve our investment objectives. See “Business—Investment Management.”
Investment results will also be affected by general economic conditions, market volatility, interest rate fluctuations, liquidity and credit risks beyond our control. In addition, our need for liquidity may result in investment returns below our expectations. Also, with respect to certain of our investments, we are subject to prepayment or reinvestment risk. In particular, our fixed income portfolio is subject to reinvestment risk, and as at December 31, 2013, 15.1% of our fixed maturity portfolio is comprised of mortgage-backed and asset-backed securities which are subject to prepayment risk. Although we attempt to manage the risks of investing in a changing interest rate environment, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations.
Investment methodologies and assumptions are subject to differing interpretations and unrealized losses taken on our investments are subjective which could adversely affect our results of operations and financial condition.
The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to our investment valuations. During periods of market disruptions, it may be difficult to value certain securities if trading becomes less frequent or market data less observable. There may also be certain asset classes that become illiquid due to the financial environment. As a result, valuation of securities in our investment portfolio may require more subjectivity and management judgment. Valuation methods that require greater estimation may result in values which may be greater or less than the value at which the investments may be ultimately sold. In addition, rapidly changing and unpredictable credit and equity market conditions could materially effect the valuation of securities as reported in our Consolidated Financial Statements.
The determination of the unrealized losses taken on our investments are also highly subjective and could materially impact our financial position. Unrealized losses vary by investment type and are based upon our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Evaluations are revised as conditions change, and management reflects unrealized losses in operations on a quarterly basis. Furthermore, additional unrealized losses may need to be taken in the future. Subjective unrealized losses could adversely affect our financial condition and our results of operations.

Certain of our investments are illiquid and may be difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs
Investments in certain securities in funds attributed to utilizing the equity method, may be illiquid due to contractual provisions or investment market conditions. If we require significant amounts of cash on short notice in excess of anticipated cash obligations, then we may have difficulty selling these investments in a timely manner or we may be forced to sell or terminate them at unfavorable values. The foregoing could adversely affect our financial condition and results of operations.
Our operating results may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar and the majority of our operating companies have a functional currency of the U.S. dollar. Many of our companies maintain both assets and liabilities in local currencies. Therefore, we are exposed to foreign exchange risk on the assets and liabilities denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels may be invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating unhedged foreign exchange risk are the Australian dollar, New Zealand dollar, Japanese yen, British pound sterling and the Euro. As a result of the accounting treatment for non-monetary items, the Company may experience volatility in its income statement during a period when movement in foreign exchange rates fluctuate significantly.  In accordance with U.S. GAAP, non-monetary items are not re-measured at the reporting date and are therefore translated at historic exchange rates. Non-monetary items include unearned premiums and deferred acquisition costs. Therefore, a mismatch arises in the income statement between the amount of premium recognized at historical exchange rates and the related claims which are re-measured using currency rates at the reporting date which can cause volatility in the income statement. We look to manage our foreign currency exposure through matching our major foreign-denominated assets and liabilities, as well as through the use of currency derivatives. However, there is no guarantee that we will effectively mitigate our exposure to foreign exchange losses. Please refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of foreign currency risk.
Heightened European sovereign debt risk could adversely affect our results of operations and financial condition.
Our fixed maturity portfolio contains certain Eurozone government and government agency securities and Eurozone corporate securities which are subject to increased liquidity risk, interest rate risk and default risk as a result of heightened European sovereign debt risk. As of December 31, 2013, our fixed maturity portfolio contains $160.0 million or 2.9% of Eurozone government and government agency securities and $248.6 million or 4.5% of Eurozone corporate securities. Increased defaults, and/or a significant increase in interest rates could result in losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations.
We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.
We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems consist of proprietary software programs that are integral to the efficient operation of our business, including our proprietary pricing and exposure management system. We are also required to effect electronic transmissions with third parties including brokers, client's vendors and others with whom we do business, and to facilitate the oversight conducted by our Board of Directors. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.
We may be exposed to risk in connection with our management of third party capital.
Our operating subsidiaries may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of third party capital. Compliance with some of these laws and regulations requires significant management time and attention. Although we seek to continually monitor our policies and procedures to attempt to ensure compliance, there could be faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures that could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses to the Company, and seriously harm our business and results of operations. In addition to the forgoing, our third party capital providers may redeem their interests in our managed funds, which could materially impact the financial condition of such funds, and could in turn materially impact our financial condition and results of operations. Moreover, we can provide no assurance that we will be able to attract and raise additional third party capital for our existing funds or for potential new funds and therefore we may forego existing and/or potential fee income and other income generating opportunities.

Risks Related to Acquisitions and New Ventures
Any future acquisitions or new ventures may expose us to operational risks.
We may in the future make strategic acquisitions, either of other companies or selected books of business, or grow our business organically. Any future acquisitions or new ventures may expose us to operational challenges and risks, including:

•	integrating financial and operational reporting systems;

•	integration into new geographical regions;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	obtaining management personnel required for expanded operations;

•	obtaining necessary regulatory permissions;

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

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
Risks Relating to Lloyd’s and Other U.K. Regulatory Matters
The regulation of Lloyd’s members and of Lloyd’s by the U.K. Financial Conduct Authority (“FCA”) and Prudential Regulation Authority (“PRA”) and under European Directives and other local laws may result in intervention that could have a significant negative impact on Talbot.
Talbot operates in a regulated jurisdiction. Its underwriting activities are regulated by the FCA and PRA and franchised by Lloyd’s. The FCA and PRA have substantial powers of intervention in relation to the Lloyd’s managing agents (such as Talbot Underwriting Ltd.) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, the Lloyd’s Franchise Board requires annual approval of Syndicate 1183’s business plan, including a maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting (known as Funds at Lloyd’s or “FAL”). An adverse determination in any of these cases could lead to a change in business strategy which may have an adverse effect on Talbot’s financial condition and results of operations.
An EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. The proposed implementation date has been changed more than once, but is it now expected to come into force on January 1, 2016. Insurers and reinsurers have been and continue to undertake a significant amount of work to ensure that they meet the new requirements and this may divert resources from other operational roles. The Company's implementation plans are well underway, as Lloyd’s has decreed that businesses in the Lloyd's market must be fully Solvency II compliant by January 1, 2015.
Additionally, Lloyd’s worldwide insurance and reinsurance business is subject to local regulation. Changes in such regulation may have an adverse effect on Lloyd’s generally and on Talbot in particular.
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

The failure of Lloyd’s to satisfy the PRA’s annual solvency test could result in limitations on managing agents’ ability, including Talbot’s ability to underwrite or the commencement of legal proceedings against Lloyd’s.
The PRA requires Lloyd’s to satisfy an annual solvency test. The solvency requirement in essence measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and in run-off. If Lloyd’s fails to satisfy the test in any year, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. In the event of Lloyd’s failing to meet any solvency requirement, either the Society of Lloyd’s or the PRA may apply to the court for a Lloyd’s Market Reorganization Order (“LMRO”). On the making of an order a “reorganization controller” is appointed, and for its duration, a moratorium is imposed preventing any proceedings or legal process from being commenced or continued against any party that is the subject of such an order, which, if made, would apply to the market as a whole, including members, former members, managing agents, members’ agents, Lloyd’s brokers, approved run-off companies and managing general agents unless individual parties are specifically excluded.
A downgrade in Lloyd’s ratings would have an adverse effect on Syndicate 1183’s standing among brokers and customers and cause its premiums and earnings to decrease.
The ability of Lloyd’s syndicates to trade in certain classes of business at current levels is dependent on the maintenance of a satisfactory credit rating issued by an accredited rating agency. The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, Standard & Poor’s and Fitch Ratings. Lloyd's current ratings are: A.M. Best: A, Stable Outlook; Standard & Poor's: A+, Stable Outlook; Fitch Ratings: A+, Stable Outlook. Syndicate 1183 benefits from Lloyd’s current ratings and would be adversely affected if the current ratings were downgraded from their present levels.
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
Risks Related to Taxation
Our non U.S companies may be subject to U.S. tax.
We intend to operate in such a manner that none of our non-U.S. companies would be considered engaged in a U.S. trade or business. No definitive standards, however, are provided by the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations or court decisions regarding activities that constitute the conduct of a U.S. trade or business. Because that determination is essentially factual, there can be no assurance that the Internal Revenue Service (the “IRS”) will not contend that we are engaged in a U.S. trade or business. If we were found to be so engaged, we could be subject to U.S. corporate income and branch profits tax on our earnings that are effectively connected to such U.S. trade or business.

If the group company involved is entitled to the benefits of a U.S. income tax treaty (the “Treaty”), it would not be subject to U.S. income tax on any income protected by the Treaty unless that income is attributable to a permanent establishment in the U.S. The income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) clearly applies to premium income, but may be construed as not protecting other income such as investment income. If any of the Company's Bermuda-based subsidiaries were found to be engaged in a trade or business in the U.S. and were entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty was found not to protect investment income, a portion of the relevant subsidiary's investment income could be subject to U.S. tax.

U.S. persons who hold common shares may be subject to U.S. income taxation at ordinary income rates on our undistributed earnings and profits.
Controlled Foreign Corporation Status:    The Company should not be a controlled foreign corporation (“CFC”) because its organizational documents provide that if the common shares owned, directly, indirectly or by attribution, by any person would otherwise represent more than 9.09% of the aggregate voting power of all the Company’s common shares, the voting rights attached to those common shares will be reduced so that such person may not exercise and is not attributed more than 9.09% of the total voting power of the common shares. There can be no assurance, however, that the provisions of the Organizational Documents will operate as intended and that the Company will not be considered a CFC. If the Company were considered a CFC, any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of the Company may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company’s undistributed earnings and profits attributable to the Company's insurance and reinsurance income, including underwriting and investment income. Any gain realized on sale of common shares by such shareholder may also be taxed as a dividend to the extent of the Company’s earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).
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
If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. holder who owns common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. We currently do not expect that the Company will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because, through Validus Reinsurance, Ltd., Talbot 2002 Underwriting Capital Ltd., Validus Reinsurance (Switzerland) Ltd. and Talbot Underwriting Ltd., it intends to be predominantly engaged in the active conduct of a global insurance and reinsurance business. We cannot assure you, however, that the Company will not be deemed to be a PFIC by the IRS. No regulations currently exist regarding the application of the PFIC provisions to an insurance company.
Changes in U.S. tax laws may be retroactive and could subject a U.S. holder of our common shares to other adverse tax consequences.
The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance and reinsurance subsidiaries has been the subject of Congressional discussion and legislative proposals in the U.S. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us.
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
On November 19, 2013, Senate Finance Committee Chairman Max Baucus (D-MT) released a tax reform discussion draft on international tax issues. While the majority of the discussion draft focuses on the taxation of international operations of U.S. based multinationals, certain provisions could impact non-U.S. based insurers to the extent such insurers have U.S. shareholders. The provisions in the discussion draft would change the definition of a U.S. shareholder for controlled foreign corporation (“CFC”) purposes and overhaul the passive foreign investment company (“PFIC”) rules, including eliminating the PFIC exception for certain insurance companies.
The Obama administration’s proposed budget for Fiscal Year 2014 could disallow a deduction for premiums paid for reinsurance.
Insurance companies are generally allowed a deduction for premiums paid for reinsurance. The proposed U.S. budget for fiscal year 2014 contains a proposal that denies an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received. Furthermore, the proposed law would exclude from the insurance company’s income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. Based on the information currently available to us, it is uncertain to what extent this legislation will adversely impact us. It should be noted that similar proposals were included in the discussion draft on international tax issues from Senate Finance Committee Chairman Max Baucus (D-MT).
We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations.
Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertaking Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance is subject to the provision that it is not to be construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us. The Company's Bermuda-domiciled subsidiaries each pay annual Bermuda government fees and each Bermuda subsidiary licensed insurer and reinsurer pays an annual insurance license fee. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.
The impact of Bermuda's letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
The OECD has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Bermuda was not listed in the most recent report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
Our non-U.K. companies may be subject to U.K. tax.
We intend to operate in such a manner that none of our non-U.K. companies would be resident in the U.K. for tax purposes. A company incorporated outside the U.K. will be deemed resident if its business is centrally managed and controlled from the U.K. The concept of central management and control is not defined in statute but derives from case law and the determination of residence is subjective, therefore the Inland Revenue might contend successfully that one or more of our companies are resident in the U.K.
Furthermore, we intend to operate in such a manner that none of our non-U.K. companies carry on a trade wholly or partly in the U.K.. Case law has held that whether or not a trade is being carried on is a matter of fact and emphasis is placed on where operations take place from which the profits in substance arise. This judgment is subjective. The Inland Revenue might contend successfully that one or more of our non-U.K. companies, is conducting business in the U.K. For tax purposes, a non-U.K. tax resident company will only be subject to corporation tax if it carries on a trade in the U.K. through a permanent establishment. However, that company will still have an income tax liability if it carries on a trade in the U.K., even absent a permanent establishment, unless that company is treaty-protected.

On July 17, 2013, the U.K. government passed the Finance Act 2013 which reduced the corporate income tax rate from 23% to 21% (effective April 1, 2014) and provided for a further reduction in the corporate income tax rate from 21% to 20% (effective April 1, 2015).
We may become subject to taxation on profits generated in Bermuda as a result of the OECD's plan on "Base erosion and profit shifting"
In 2013, the Organization for Economic Cooperation and Development ("OECD") published an ‘Action Plan on Base Erosion and Profit Shifting.’ The plan proposes the development of rules to prevent Base Erosion and Profit Shifting which may drive fundamental changes in the perception of tax structuring and transfer pricing by tax authorities. The action plan includes adopting transfer pricing rules or special measures to ensure that returns will not accrue to an entity solely because it has contractually assumed risks or has provided capital. The action plan will likely put a much greater emphasis on the location of individuals and their contributions towards profit generation. This would notably result in a significant change to the existing transfer pricing rules and would potentially have a significant impact on the allocation of taxable profits throughout the Company. As a consequence, profits currently generated in Bermuda may become subject to taxation outside Bermuda.
Our non-Swiss companies may be subject to taxation in Switzerland.

None of our newly acquired companies, except for Validus Reinsurance (Switzerland) Ltd. (formerly Flagstone Reassurance Suisse SA) and Flagstone Management S.A. are incorporated or managed in Switzerland. Accordingly, none of our other companies should be liable for Swiss corporation taxation unless it carries on business through a permanent establishment in Switzerland. From a Swiss tax perspective, a permanent establishment is a fixed place of business through which a company performs business activities that are considered as being quantitatively and qualitatively significant by the tax authorities, and may include a branch, office, agency or place of management. As of the date of this Annual Report, each of our non-Swiss companies intends to operate in such a manner so that none of our non-Swiss companies will carry on business through a permanent establishment in Switzerland. If any of our companies were to be treated as carrying on business in Switzerland through a branch or agency or of having a permanent establishment in Switzerland, our results of operations could be adversely affected.
Risks Related to Laws and Regulations Applicable to Us
If we become subject to insurance statutes and regulations in addition to the statutes and regulations that currently apply to us, there could be a significant and negative impact on our business.
We currently conduct our business in a manner such that we expect the Company will not be subject to insurance and/or reinsurance licensing requirements or regulations in any jurisdiction other than Bermuda, in limited circumstances the United States, and, with respect to Talbot, the U.K. and jurisdictions to which Lloyd’s is subject. See “Business—Regulation.” Although we do not currently intend to engage in activities which would require us to comply with insurance and reinsurance licensing requirements of other jurisdictions, should we choose to engage in activities that would require us to become licensed in such jurisdictions, we cannot assure you that we will be able to do so or that we will be able to do so in a timely manner. Furthermore, the laws and regulations applicable to direct insurers could indirectly affect us, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.
The insurance and reinsurance regulatory framework of Bermuda and the insurance of U.S. risk by companies based in Bermuda that are not licensed or authorized in the U.S. have recently become subject to increased scrutiny in many jurisdictions, including the United States. In the past, there have been U.S. Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate offshore reinsurers. Government regulators are generally concerned with the protection of policyholders rather than other constituencies, such as our shareholders. We are not able to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject; however, such impact may be adverse.
Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the United States and other foreign jurisdictions where we operate, including the United Kingdom and the European Community. United States laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws such as the UK Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.
Risks Related to Ownership of Our Common Shares
Because Validus Holdings, Ltd. is a holding company and substantially all of our operations are conducted by our main operating subsidiaries our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries.
We conduct substantially all of our operations through subsidiaries. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future, will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries and as a result will depend on the financial condition of these subsidiaries. The inability of these subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares. Each of these subsidiaries is a separate and distinct legal entity that has no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal and regulatory requirements or rating agency constraints. The payment of dividends by these subsidiaries to us is limited under Bermuda and U.K. laws and regulations. The Insurance Act provides that our Bermuda Class 3B and 4 insurance subsidiaries may not declare or pay in any financial year dividends of more than 25% of their total statutory capital and surplus (as shown on their statutory balance sheets in relation to the previous financial year) unless they file an affidavit with the BMA at least seven days prior to the payment signed by at least two directors and such subsidiary’s principal representative, stating that in their opinion such subsidiaries will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years’ statutory financial statements) each of our Class 3A and Class 4 insurance subsidiaries must make application to the BMA for permission to do so, such application to consist of an affidavit signed by at least two directors and such subsidiary’s principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. Each of our Class 3 insurance subsidiaries must make application to the BMA before reducing its total statutory capital by 15% or more and should provide such information as the BMA may require. As at December 31, 2013, the regulated subsidiaries have the ability to distribute up to $515.4 million of unrestricted net assets as dividend payments and/or return of capital to Validus Holdings, Ltd. without prior regulatory approval.
Talbot manages Syndicate 1183 (the “Syndicate”) at Lloyd’s. Lloyd’s requires Talbot to hold cash and investments in trust for the benefit of policyholders either as Syndicate trust funds or as Funds at Lloyd’s (“FAL”). Talbot may not distribute funds from the Syndicate into its corporate member’s trust accounts unless, firstly, they are represented by audited profits and, secondly, the Syndicate has adequate future cash flow to service its policyholders. Talbot’s corporate member may not distribute funds to Talbot’s unregulated bank or investment accounts unless they are represented by a surplus of cash and investments over the FAL requirement. Additionally, U.K. company law prohibits Talbot’s corporate name from declaring a dividend to the Company unless it has profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws do not impose statutory restrictions on a corporate name’s ability to declare a dividend, the Financial Conduct Authority ("FCA") and Prudential Regulation Authority ("PRA") rules require maintenance of each insurance company’s solvency margin within its jurisdiction.
The timing and amount of any cash dividends on our common shares are at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that our Board of Directors deems relevant. In addition, the indentures governing our Junior Subordinated Deferrable Debentures would restrict us from declaring or paying dividends on our common shares if we are downgraded by A.M. Best to a financial strength rating of “B” (Fair) or below or if A.M. Best withdraws its financial strength rating on any of our material insurance subsidiaries.
Future sales of our common shares and grants of restricted shares may affect the market price of our common shares and the future exercise of options and warrants may result in immediate and substantial dilution of the common shares.
As of February 14, 2014 (but without giving effect to unvested restricted shares), we had 93,363,830 common shares outstanding and 5,296,056 shares issuable upon exercise of outstanding warrants. Approximately 5,245,518 of these outstanding shares were subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, certain of our sponsoring shareholders and their transferee's have the right to require us to register these common shares under the Securities Act for sale to the public, either in an independent offering pursuant to a demand registration or in conjunction with a public offering, subject to a “lock-up” agreement of no more than 90 days. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register common shares issued or reserved for issuance under our 2005 Long Term Incentive Plan (the “Plan”). The number of common shares that have been reserved for issuance under the Plan is equal to 13,126,896 of which 1,768,372 shares remain available as of December 31, 2013. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate.
Our Bye-laws authorize our Board of Directors to issue one or more series of common shares and preferred shares without shareholder approval. Specifically, we have an authorized share capital of 571,428,571 shares ($0.175 par value per share), which can consist of common shares and/or preference shares, as determined by our Board of Directors. The Board of Directors has the right to issue the remaining shares without obtaining any approval from our shareholders and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series. Any issuance of our preferred stock could adversely affect the voting power of the holders of our common shares and could have the effect of delaying, deferring, or preventing the payment of any dividends (including any liquidating dividends) and any change in control of us. If a significant number of either common or preferred shares are issued, it may cause the market price of our common shares to decline.
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
In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as, the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined below), would otherwise represent more than 9.09% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.09% of the aggregate voting power of all common shares entitled to vote on such matter. “Controlled shares” include, among other things, all shares that a person is deemed to own directly, indirectly or constructively (within the meaning of Section 958 of the Code, or Section 13(d) (3) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). At December 31, 2013, there were 98,729,057 common shares, of which 8,974,471 common shares would confer votes that represent 9.09% of the aggregate voting power of all common shares entitled to vote generally at an election of directors. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to such amount without being subject to voting cutback provisions in our Bye-laws.
In addition, we have the authority under our Bye-laws to request information from any shareholder for the purpose of determining ownership of controlled shares by such shareholder.
There are regulatory limitations on the ownership and transfer of our common shares which could result in the delay or denial of any transfers shareholders might seek to make.
The BMA must approve all issuances and transfers of securities of a Bermuda exempt company except where a general permission applies under the Exchange Control Act 1972 and related regulations. We have received permission from the BMA to issue our common shares and securities, and for the free transferability of our common shares and securities, as long as the common shares are listed on the New York Stock Exchange or other appointed exchange, to and among persons who are residents and non-residents of Bermuda for exchange control purposes. Any other transfers remain subject to approval by the BMA and such approval may be denied or delayed. Additionally issuances and transfers of voting or controlling shares of Bermuda registered insurance subsidiaries requires application to, or notification to, the BMA Insurance Division (depending on the circumstances) pursuant to the Insurance Act.
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
We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Currently, of our executive officers, Kean Driscoll, Jeffrey Sangster, Robert Kuzloski, Michael Moore and Lixin Zeng reside in Bermuda, Edward Noonan, John Hendrickson, Romel Salam, Andrew Kudera and Jonathan Ritz maintain residences in both Bermuda and the United States and Rupert Atkin resides in the United Kingdom. Of our directors, Edward Noonan and John Hendrickson maintain residences in both Bermuda and the United States, Jean-Marie Nessi resides in France, Michael Carpenter resides in the United Kingdom and the remainder reside in the United States.
We have been advised by Bermuda counsel that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, predicated upon the civil liability provisions of the U.S. federal securities laws, or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Bermuda counsel that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts in civil and commercial matters, and there are grounds upon which Bermuda courts may decline to enforce the judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to public policy in Bermuda. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for our shareholders to recover against us based upon such judgments.

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

Legal entity	Location	Expiration date
Validus Holdings, Ltd. and Validus Reinsurance, Ltd.	Pembroke, Bermuda	December 31, 2021
Validus Research Inc.	Waterloo, Canada	March 31, 2015
Validus Research Inc.	Toronto, Canada	February 29, 2024
Validus Reaseguros, Inc.	Miami, Florida, USA	April 1, 2018
Validus Services, Inc.	New York, New York, USA	November 8, 2015
Talbot Underwriting Services (U.S.) Ltd.	New York, New York, USA	November 8, 2015
Validus Re Americas (New Jersey), Inc.	Princeton, New Jersey, USA	June 30, 2022
Talbot Holdings Ltd. and Talbot Underwriting Services Ltd.	London, England	June 22, 2024
Validus Reinsurance, Ltd.	Republic of Singapore	August 31, 2016
Talbot Risk Services PTE Ltd.	Republic of Singapore	December 31, 2015
Talbot Underwriting (MENA) Ltd.	Dubai, United Arab Emirates	January 31, 2017
Validus Re Chile S.A.	Santiago, Chile	May 1, 2014
Validus Reinsurance (Switzerland) Ltd.	Zurich, Switzerland	January 31, 2019
Flagstone Management Services (Halifax) Limited	Halifax, Canada	July 31, 2014
Flagstone Reinsurance Holdings Limited	Hamilton, Bermuda	September 30, 2015

Item 3.    Legal Proceedings
During the normal course of business, the Company and its subsidiaries are subject to litigation and arbitration. Legal proceedings such as claims litigation are common in the insurance and reinsurance industry in general. The Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or insurance policies.
Litigation typically can include, but is not limited to, allegations of underwriting errors or misconduct, employment claims, regulatory activity, shareholder disputes or disputes arising from business ventures. These events are difficult, if not impossible, to predict with certainty. It is Company policy to dispute all allegations against the Company and/or its subsidiaries that management believes are without merit.
As at December 31, 2013, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Executive Officers of the Company
The following table provides information regarding our executive officers and key employees as of February 18, 2014:

Name	Age	Position
Edward J. Noonan	55	Chairman of the Board of Directors and Chief Executive Officer of the Validus Group
Jeffrey D. Sangster	41	Executive Vice President and Chief Financial Officer
C.N. Rupert Atkin	55	Chief Executive Officer of the Talbot Group
Kean D. Driscoll	40	Executive Vice President and Chief Executive Officer of Validus Reinsurance, Ltd.
John J. Hendrickson	53	Director of Strategy, Risk Management and Corporate Development
Andrew E. Kudera	54	Executive Vice President and Chief Actuary
Robert F. Kuzloski	50	Executive Vice President and General Counsel
Michael R. Moore	44	Executive Vice President and Chief Accounting Officer
Romel Salam	47	Executive Vice President and Chief Risk Officer
Jonathan P. Ritz	46	Executive Vice President and Chief Operating Officer
Lixin Zeng	45	Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd. and Validus Research, Inc.
Edward J. Noonan has been Chairman of our Board and the Chief Executive Officer of the Company since its formation. Mr. Noonan has over 30 years of experience in the insurance and reinsurance industry, serving most recently as the acting Chief Executive Officer of Global Indemnity plc (NASDAQ: GBLI) from February 2005 through October 2005 and as a member of the Board of Directors from December 2003 to May 2007. Mr. Noonan served as President and Chief Executive Officer of American Re-Insurance Company from 1997 to 2002, having joined American Re in 1983. Mr. Noonan also served as Chairman of Inter-Ocean Reinsurance Holdings of Hamilton, Bermuda from 1997 to 2002. Mr. Noonan is also a Director of Central Mutual Insurance Company and All American Insurance Company, both of which are property and casualty companies based in Ohio.
Jeffrey D. Sangster has served as Executive Vice President and Chief Financial Officer of the Company since February 2013. Mr. Sangster joined the Company in October 2006 and has served in various finance positions during that time, including Chief Accounting Officer and Chief Financial Officer of Validus Reinsurance, Ltd. Mr. Sangster has 16 years of experience in the reinsurance industry and was previously with Endurance, Centre Group and Ernst & Young. Mr. Sangster is a member of the Institute of Chartered Accountants in Bermuda and the Institute of Chartered Accountants in Manitoba.
C. N. Rupert Atkin began his career at the Alexander Howden Group in 1980 before moving to Catlin Underwriting Agencies in 1984. After six years at Catlin he left to join Talbot, then Venton Underwriting Ltd to start Syndicate 1183 as Active Underwriter. In November 2001, Mr. Atkin was made Director of Underwriting. Following the sale of Talbot to Validus in the summer of 2007 Mr. Atkin was appointed as Chief Executive Officer of Talbot. Mr. Atkin has served or is still serving on a variety of market bodies including chairing the Lloyd's Underwriters' Association and Joint War Risk Committee and being a member of the Lloyd's Insurance Services Board, Lloyd's Regulatory Board, Lloyd's Professional Standards Committee and Lloyd's Charities Trust Committee. Mr. Atkin was appointed to the Council of Lloyd's in 2007, Chairman of the Lloyd's Market Association in 2012 and Deputy Chairman of Lloyd's in 2014.
Kean D. Driscoll is the Chief Executive Officer of Validus Reinsurance, Ltd., the reinsurance segment for the Validus Group. He was a founding member of the Company, and previously served as Chief Underwriting Officer. Mr. Driscoll has 17 years of experience as a reinsurance underwriter, and was previously with Quanta Re, and Zurich Re N.A. (Converium). Mr. Driscoll holds a B.A. in Literature from Colgate University and an M.B.A. from Columbia University, where he graduated with Honors.

John J. Hendrickson has been a director of the Company since its formation. In February 2013, Mr. Hendrickson joined Validus Group as Director of Strategy, Risk Management and Corporate Development. Prior to this, Mr. Hendrickson was the Founder and Managing Partner of SFRi LLC, an independent investment and advisory firm specializing in the insurance industry. From 1995 to 2004, Mr. Hendrickson held various positions with Swiss Re, including as Member of the Executive Board, Head of Capital Partners (Swiss Re's Merchant Banking Division) and Managing Partner of Securitas Capital. From 1985 to 1995, Mr. Hendrickson was with

Smith Barney, the U.S. investment banking firm. Mr. Hendrickson has also served as a director of insurance and reinsurance companies, including serving as audit committee chair.
Andrew E. Kudera has served as Chief Actuary of the Company since January 2010. Previously, Mr. Kudera operated an independent actuarial consulting firm which served as corporate actuary and loss reserve specialist for Validus Reinsurance, Ltd. from its inception through to the end of 2008. Prior to establishing his own consulting firm, Mr. Kudera was the Chief Reserving Actuary for Endurance Specialty Holdings Ltd., a large international insurance and reinsurance company. Mr. Kudera has over 30 years of actuarial and financial management experience in the insurance industry, primarily in a consulting capacity. Mr. Kudera is a Fellow of the Casualty Actuarial Society, a Member of the American Academy of Actuaries, an Associate of the Society of Actuaries, and a Fellow of the Canadian Institute of Actuaries.
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
Michael R. Moore serves as Executive Vice President and Chief Accounting Officer of the Company, a position he has held since June 2013. Mr. Moore has 19 years of experience, including 14 years in the insurance and reinsurance industry. Prior to this role, Mr. Moore served as a Senior Vice President, Corporate Operations at Axis Capital, Chief Accounting Officer at Endurance Specialty Holdings Ltd. and as a Senior Manager with Ernst & Young. Mr. Moore received a Bachelor of Commerce, with distinction, from the University of Alberta in 1993 and he is a Chartered Accountant and member of the Canadian Institute of Chartered Accountants.
Romel Salam serves as Executive Vice President and Chief Risk Officer of the Company, a position he has held since April 2013. He was promoted to his current role after serving for three years as Chief Actuary and Chief Risk Officer of Validus Reinsurance, Ltd, the reinsurance arm of Validus Group. Prior to joining the Company in 2010, Romel was a Senior Vice President at Transatlantic Reinsurance where he spent 20 years in positions of increasing responsibility. Romel is a Fellow of the Casualty of Actuarial Society and a Member of the American Academy of Actuaries.
Jonathan P. Ritz joined the Company in October 2010 and currently serves as Executive Vice President and Chief Operating Officer of the Company. Mr. Ritz has over 20 years of experience in the (re)insurance and brokerage industries. Most recently, Mr. Ritz served as Chief Operating Officer of IFG Companies-Burlington Insurance Group. Prior to IFG, Mr. Ritz served as Chief Operating Officer of the specialty lines division of ICAT Holdings LLC. From 2007 to 2008, Mr. Ritz was a Managing Director at Guy Carpenter and from 1997 to 2007 he held various positions with United America Insurance Group including Chief Operating Officer and Senior Vice President of ceded reinsurance.
Lixin Zeng, Ph.D., CFA serves as Executive Vice President and Chief Executive Officer of AlphaCat Managers, Ltd. and Validus Research, Inc. and has played a key role in AlphaCat since its formation in 2008. Prior to this role, he was Executive Risk Officer of Validus Reinsurance, Ltd., responsible for developing and executing the catastrophe risk strategy of the entire Validus Group.  Mr. Zeng was one of the original eight employees at the founding of the Company in 2005.  His prior positions include: Chief Catastrophe Risk Officer at the ACE Group from 2004 to 2005, Head of Development at Willis Re Inc. from 2001 to 2004, Analyst at EW Blanch Co. from 1998 to 2001 and Research Scientist at Arkwright Mutual Insurance Co from 1996 to 1998. Mr. Zeng has expertise in insurance portfolio optimization and risk management and has published multiple articles in professional journals on related topics. He has a Ph.D. in atmospheric sciences from the University of Washington where he graduated in 1996.  He received a B.S. in Meteorology from Beijing University, graduating in 1990 and is a CFA charter holder.
Item 4.    Mine Safety Disclosure—Not Applicable

PART II
All amounts presented in this part are in U.S. dollars except as otherwise noted.

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares, $0.175 par value per share, are listed on the New York Stock Exchange under the symbol “VR.”
The following tables set forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite Tape, of the Company’s common shares per fiscal quarter for the two most recent fiscal years.

	High	Low
2013:
1st Quarter	$37.80	$34.20
2nd Quarter	$40.06	$33.40
3rd Quarter	$37.18	$34.10
4th Quarter	$40.71	$36.82

	High	Low
2012:
1st Quarter	$32.51	$29.97
2nd Quarter	$33.25	$30.41
3rd Quarter	$34.91	$31.62
4th Quarter	$37.63	$33.11
There were approximately 45 record holders of our common shares as of December 31, 2013. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners.

Performance Graph
Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return, assuming the reinvestment of dividends, over the five year period through December 31, 2013 as compared to the cumulative total return of the S&P 500 Stock Index and the cumulative total return of an index of the Company’s peer group. The peer group index is comprised of the following companies: Alleghany Corporation, Allied World Assurance Company Holdings, Ltd., Arch Capital Group, Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., and RenaissanceRe Holdings Ltd.

Dividend Policy
The Company currently pays a quarterly cash dividend of $0.30 per common share and per common share equivalent for which each outstanding warrant is exercisable (2012: $0.25). On February 6, 2013, the Company approved an increase in its regular quarterly dividend to $0.30 from $0.25 per common share and common share equivalent for which each outstanding warrant is exercisable. In addition, the Company declared a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable, which was paid on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.
We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our principal operating subsidiaries to pay dividends to us. As a holding company, Validus Holdings, Ltd.'s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company's shareholders. As at December 31, 2013, the regulated subsidiaries have the ability to distribute up to $515.4 million of unrestricted net assets as dividend payments and/or return of capital to Validus Holdings, Ltd. without prior regulatory approval. The Companies Act limits the Company’s ability to pay dividends and distributions to shareholders. Total statutory capital and surplus and total statutory capital of our subsidiaries are relevant to the calculation of net assets that are free of restriction for the payment of dividends and/or return of capital to Validus Holdings Ltd. See “Risk Factors, Risks Related to Ownership of Our Common Shares." Because Validus Holdings, Ltd. is a holding company and substantially all of our operations are conducted by our main operating subsidiaries our ability to meet any ongoing cash requirements and to pay dividends will depend on our ability to obtain cash dividends or other cash payments or obtain loans from these subsidiaries."

Share Repurchase Program
The Company has repurchased approximately 59.6 million common shares for an aggregate purchase price of $1,821.1 million from the inception of the share repurchase program to February 14, 2014.
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
On February 5, 2014, the Board of Directors of the Company approved an increase to the Company's common share repurchase authorization to $500.0 million. This amount is in addition to the $1,774.4 million of common shares repurchased by the Company through February 5, 2014 under its previously authorized share repurchase programs.
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization is $453.4 million as of February 14, 2014.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares which have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

		Share Repurchase Activity by Quarter
Effect of share repurchases:	As at December 31, 2012 (cumulative)	Quarter ended March 31, 2013	Quarter ended June 30, 2013	Quarter ended September 30, 2013
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price (a)	$1,206,845	$69,691	$287,493	$—
Shares repurchased	43,138,057	1,904,389	7,806,999	—
Average price (a)	$27.98	$36.59	$36.83	$—
Estimated net cumulative accretive (dilutive) impact on:
BV per diluted common share (b)		$1.80	$1.49	$1.97
Diluted EPS—Quarter (c)		0.49	$0.08	$0.58

		Fourth Quarter Share Repurchase Activity
Effect of share repurchases:	As at September 30, 2013 (cumulative)	October	November	December	Quarter ended December 31, 2013
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price (a)	$1,564,029	$6,714	$79,081	$70,525	$156,320
Shares repurchased	52,849,445	170,001	1,999,551	1,786,313	3,955,865
Average price (a)	$29.59	$39.49	$39.55	$39.48	$39.52
Maximum number of shares that may yet be purchased under the program (d)		12,579,481	10,425,882	8,613,332	8,613,332
Estimated net cumulative accretive (dilutive) impact on:
BV per diluted common share (b)					$2.07
Diluted EPS—Quarter (c)					$0.30

		Share Repurchase Activity Post Year End
Effect of share repurchases:	As at December 31, 2013 (cumulative)	January	February	As at February 14, 2014	Cumulative to Date Effect
	(Dollars in thousands, except share and per share amounts)
Aggregate purchase price(a)	$1,720,349	$44,689	$56,039	$100,728	$1,821,077
Shares repurchased	56,805,310	1,202,160	1,562,556	2,764,716	59,570,026
Average price(a)	$30.29	$37.16	$35.85	$36.43	$30.57

(a)	Share transactions are on a trade date basis through February 14, 2014 and are inclusive of commissions. Average share price is rounded to two decimal places.

(b)
As the average price per share repurchased during the periods from 2009 at the inception of the share repurchase program through to 2013 was lower than the book value per common share, the repurchase of shares increased the ending book value per share.

(c)
The estimated impact on earnings per diluted share was calculated by comparing reported results versus i) net income per share plus an estimate of lost net investment income on the cumulative share repurchases divided by ii) weighted average diluted shares outstanding excluding the weighted average impact of cumulative share repurchases. The impact of cumulative share repurchases was accretive to earnings per diluted share.

(d)	The maximum number of shares that may yet be purchased under the program is calculated using the month end closing price.

Item 6.    Selected Financial Data
The summary Consolidated Statements of Comprehensive Income data for the years ended December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009 and the summary Consolidated Balance Sheet data as of December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009 are derived from our audited Consolidated Financial Statements. The Company was formed on October 19, 2005 and completed the acquisitions of Talbot, IPC and Flagstone on July 2, 2007, September 4, 2009 and November 30, 2012, respectively. IPC is included in the Company’s consolidated results for the four months ended December 31, 2009 and for subsequent fiscal year ends. Flagstone is included in the Company's consolidated results for the one month ended December 31, 2012 and for the subsequent fiscal year end.

	Years Ended December 31,
	2013	2012	2011	2010	2009

	(Dollars in thousands, except share and per share amounts)
Revenues
Gross premiums written	$2,401,106	$2,166,440	$2,124,691	$1,990,566	$1,621,241
Reinsurance premiums ceded	(372,585)	(307,506)	(289,241)	(229,482)	(232,883)
Net premiums written	2,028,521	1,858,934	1,835,450	1,761,084	1,388,358
Change in unearned premiums	73,524	14,282	(33,307)	39	61,219
Net premiums earned	2,102,045	1,873,216	1,802,143	1,761,123	1,449,577
Gain on bargain purchase, net of expenses (a)	—	17,701	—	—	287,099
Net investment income	96,072	107,936	112,296	134,103	118,773
Realized gain on repurchase of debentures	—	—	—	—	4,444
Net realized gains (losses) on investments	3,258	18,233	28,532	32,498	(11,543)
Net unrealized (losses) gains on investments	(58,481)	17,585	(19,991)	45,952	84,796
Income (loss) from investment affiliate	4,790	(964)	—	—	—
Other income	8,343	22,396	5,718	5,219	4,634
Foreign exchange gains (losses)	2,505	4,798	(22,124)	1,351	(674)
Total revenues	2,158,532	2,060,901	1,906,574	1,980,246	1,937,106
Expenses
Losses and loss expenses	793,932	999,446	1,244,401	987,586	523,757
Policy acquisition costs	360,310	334,698	314,184	292,899	262,966
General and administrative expenses	315,265	263,652	197,497	209,290	185,568
Share compensation expenses	27,630	26,709	34,296	28,911	27,037
Finance expenses	64,177	53,857	54,817	55,870	44,130
Transaction expenses (b)	—	—	17,433	—	—
Total expenses	1,561,314	1,678,362	1,862,628	1,574,556	1,043,458

Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	597,218	382,539	43,946	405,690	893,648
Tax (expense) benefit	(383)	(2,501)	(824)	(3,126)	3,759
Income from operating affiliates	14,289	12,580	—	—	—
(Income) attributable to operating affiliate investors	(68,763)	—	—	—	—
Net income	542,361	392,618	43,122	402,564	897,407
Net (income) loss attributable to noncontrolling interest	(9,695)	15,820	(21,793)	—	—
Net income available to Validus	532,666	408,438	21,329	402,564	897,407
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,954)	3,648	(1,146)	(604)	3,007
Comprehensive income available to Validus	$530,712	$412,086	$20,183	$401,960	$900,414
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	102,202,274	97,184,110	98,607,439	116,018,364	93,697,194
Diluted	103,970,289	102,384,923	100,928,284	120,630,945	97,168,409
Basic earnings per share available to common shareholders	$5.02	$4.13	$0.14	$3.41	$9.51
Earnings per diluted share available to common shareholders	$4.94	$3.99	$0.14	$3.34	$9.24
Cash dividends declared per share	$3.20	$1.00	$1.00	$0.88	$0.80
Selected financial ratios
Loss and loss expense ratio (c)	37.8%	53.4%	69.1%	56.1%	36.1%
Policy acquisition cost ratio (d)	17.1%	17.9%	17.4%	16.6%	18.1%
General and administrative expense ratio (e)	16.3%	15.5%	12.9%	13.5%	14.7%
Expense ratio (f)	33.4%	33.4%	30.3%	30.1%	32.8%
Combined ratio (g)	71.2%	86.8%	99.4%	86.2%	68.9%
Return on average equity (h)	14.0%	11.3%	0.6%	10.8%	31.8%

The following table sets forth summarized balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009:

	As at December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share and per share amounts)
Summary Balance Sheet Data:
Investments at fair value	$6,912,352	$6,764,032	$5,191,123	$5,118,859	$5,388,759
Cash and cash equivalents	1,056,346	1,219,379	832,844	620,740	387,585
Total assets	9,846,432	10,020,264	7,618,471	7,060,878	7,019,140
Reserve for losses and loss expenses	3,030,399	3,517,573	2,631,143	2,035,973	1,622,134
Unearned premiums	824,496	894,362	772,382	728,516	724,104
Senior notes payable	247,198	247,090	246,982	246,874	—
Debentures payable	541,416	540,709	289,800	289,800	289,800
Total shareholders’ equity	4,201,751	4,455,107	3,448,425	3,504,831	4,031,120
Book value per common share (i)	38.57	37.26	34.67	35.76	31.38
Book value per diluted common share (j)	36.23	35.22	32.28	32.98	29.68

(a)	The gain on bargain purchase, net of expenses, arose from the acquisitions of Flagstone on November 30, 2012 and IPC on September 4, 2009 and is net of transaction related expenses.

(b)
The transaction expenses relate to costs incurred in connection with the Company’s proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(c)	The loss and loss expense ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The policy acquisition cost ratio is calculated by dividing policy acquisition costs by net premiums earned.

(e)	The general and administrative expense ratio is calculated by dividing the sum of general and administrative expenses and share compensation expenses by net premiums earned.

(f)	The expense ratio is calculated by combining the policy acquisition cost ratio and the general and administrative expense ratio.

(g)	The combined ratio is calculated by combining the loss and loss expense ratio, the policy acquisition cost ratio and the general and administrative expense ratio.

(h)
Return on average equity is calculated by dividing the net income available to Validus for the period by the average of the beginning, ending and intervening quarter end shareholders’ equity available to Validus balances.

(i)
Book value per common share is defined as total shareholders’ equity available to Validus divided by the number of common shares outstanding as at the end of the period, giving no effect to dilutive securities.

(j)
Book value per diluted common share is calculated based on total shareholders’ equity available to Validus plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares, options and warrants outstanding (assuming their exercise). Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”

The above summary consolidated financial information should be read together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere herein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 and the Company’s consolidated financial condition, liquidity and capital resources at December 31, 2013 and 2012. This discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere within this filing.
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

Executive Overview
The Company conducts its operations worldwide through three operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, AlphaCat and Talbot. Validus Re is a Bermuda-based reinsurance segment focused on short tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183.
The Company’s strategy is to concentrate primarily on short-tail risks, which has been an area where management believes prices and terms provide an attractive risk-adjusted return and the management team has proven expertise. The Company’s profitability in any given period is based upon premium and investment revenues, less net losses and loss expenses, acquisition expenses and operating expenses. Financial results in the insurance and reinsurance industry are influenced by the frequency and/or severity of claims and losses, including as a result of catastrophic events, changes in interest rates, financial markets and general economic conditions, the supply of insurance and reinsurance capacity and changes in legal, regulatory and judicial environments.

On April 2, 2012, the Company capitalized PaCRe, a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. PaCRe was funded with $500.0 million of contributed capital, of which the Company invested $50.0 million in PaCRe's common equity. On May 1, 2013, PaCRe was funded with an additional $58.5 million in contributed capital from a third party investor and $6.5 million from the Company. The Company underwrites business for PaCRe, for which it is paid a profit commission based on PaCRe's underwriting results. As the Company holds a majority of PaCRe's outstanding voting rights, the financial statements of PaCRe are included in the Consolidated Financial Statements of the Company and its results are reported within the AlphaCat segment. The portion of PaCRe's earnings attributable to third party investors is recorded in the consolidated Statements of Comprehensive Income as "Net (income) loss attributable to noncontrolling interest."

On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone, strengthening the Company's leading property catastrophe reinsurance and short-tail specialty insurance platform. As part of this acquisition, the Company acquired Flagstone Reassurance Suisse, SA, and renamed it Validus Reinsurance (Switzerland) Ltd. ("Validus Re Swiss"). Validus Re Swiss is based in Zurich, Switzerland. Through this local presence, the Company is in a position to closely follow and respond effectively to the changing needs of the various European and Bermuda insurance markets. During October 2013, the Company completed the sale of its wholly owned subsidiary, Flagstone Alliance Insurance and Reinsurance plc.

On April 25, 2013, the Company acquired Longhorn Re, Ltd. (renamed Validus Re Americas, Ltd.), a single contract Bermuda-domiciled crop reinsurer.

On December 20, 2013, the Company joined with other investors in capitalizing AlphaCat 2014, a special purpose vehicle formed for the purpose of investing in collateralized reinsurance and retrocessional contracts. The Company has an equity interest and voting rights in AlphaCat 2014 which is below 50%, therefore the investment in AlphaCat 2014 is included as an equity method investment in the Consolidated Financial Statements of the Company.

Business Outlook and Trends
We underwrite global property insurance and reinsurance and have large aggregate exposures to natural and man-made disasters. The occurrence of claims from catastrophic events results in substantial volatility, and can have material adverse effects on the Company’s financial condition and results and its ability to write new business. This volatility affects results for the period in which the loss occurs because U.S. accounting principles do not permit reinsurers to reserve for such catastrophic events until they occur. Catastrophic events of significant magnitude historically have been relatively infrequent, although management believes the property catastrophe reinsurance market has experienced a higher level of worldwide catastrophic losses in terms of both frequency and severity in the period from 1992 to the present. We also expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. The Company seeks to reflect these types of trends when pricing contracts.
Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The global property and casualty insurance and reinsurance industry has historically been highly cyclical. Since 2007, increased capital provided by new entrants or by the commitment of capital by existing insurers and reinsurers increased the supply of insurance and reinsurance which resulted in a softening of rates on most lines. During 2010 and 2011, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, Tohoku and Christchurch earthquake events, but the Company continues to see increased competition and decreased premium rates in most classes of business.

During the January 2012 renewal season, the Validus Re segment showed rate improvement relative to 2011. This improvement was largely due to the large catastrophe loss activity during 2011. During the first quarter of 2012, Talbot experienced rate increases in loss affected lines without seeing a systemic rise in rates across all lines. During the July 2012 renewal period, the Validus Re segment experienced rate improvements in the U.S. property lines while European and Latin American property rates were unchanged. The Talbot segment experienced a rate increase of approximately 3% against a planned rate movement of 2% across the portfolio, with marine treaty, property and energy related lines outperforming the plan.
During the January 2013 renewal season, the Validus Re and AlphaCat segments underwrote $655.7 million in gross premiums written, an increase of 12.7% from the prior year period. This increase was driven primarily by an increase in gross premiums written in the specialty lines. This renewal data does not include Talbot’s operations as its business is distributed relatively evenly throughout the year. During the mid-year 2013 renewal period, the Validus Re segment experienced rate softening across U.S. and international property lines. The Talbot segment experienced relatively flat rate price movements in the year ended December 31, 2013 with increases being generated by the onshore energy, marine treaty and marine liability accounts offset by decreases generated by aviation accounts and the remainder of the treaty portfolio.
During the January 2014 renewal season, the Validus Re and AlphaCat segments underwrote $575.2 million in gross premiums written, a decrease of 3.2% from the prior period, excluding the impact of the agriculture business in both years. This decrease was primarily driven by a challenging rate environment in our U.S. property catastrophe business, which experienced a reduction in rates of approximately 12.5%.
Financial Measures
The Company believes the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for shareholders:

	Years Ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2013	2012	2011
Underwriting income	$604,908	$248,711	$11,765
Net operating income attributable to Validus	578,672	333,832	52,345
Book value per diluted common share	36.23	35.22	32.28
Book value per diluted common share plus accumulated dividends	43.91	39.70	35.76
Return on average equity	14.0%	11.3%	0.6%
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and unrealized gains (losses) on investments, foreign exchange gains (losses), gain on bargain purchase, net of expenses and transaction expenses. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income attributable to Validus is defined as net income excluding net realized and unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), non-recurring items and income (loss) available (attributable) to noncontrolling interest. This measure focuses on the underlying fundamentals of our operations without the influence of gains (losses) from the sale of investments, translation of non-$U.S.currencies and non-recurring items. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be an appropriate measure of our returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $1.01, or 2.9%, from $35.22 at December 31, 2012 to $36.23 at December 31, 2013. The increase was primarily due to net income available to Validus, offset by the special dividend of $2.00 per share and quarterly dividends of $0.30 per share which were paid during the year ended December 31, 2013. Book value per diluted common share is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise). Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share plus accumulated dividends is considered by management to be an even more appropriate measure of our returns to common shareholders than book value per diluted common share, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $4.21, or 10.6%, from $39.70 at December 31, 2012 to $43.91 at December 31, 2013. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.30 per common share and common share equivalent in each of the four quarters of 2013 and a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable, in February 2013. On February 5, 2014, the Company announced a quarterly cash dividend to $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on March 31, 2014 to holders of record on March 14, 2014. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed. The increase in return on average equity was driven by an increase in net income available to Validus for the year ended December 31, 2013 and a reduction in shareholders' equity as a result of share repurchases during the year. Net income available to Validus for the year ended December 31, 2013 increased by $124.2 million, compared to the year ended December 31, 2012 due primarily to the decreased impact of notable loss events for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Fourth Quarter 2013 Summarized Consolidated Results of Operations

•	Gross premiums written for the three months ended December 31, 2013 were $237.3 million compared to $311.8 million for the three months ended December 31, 2012, a decrease of $74.6 million, or 23.9%.

•	Net premiums earned for the three months ended December 31, 2013 were $492.2 million compared to $499.3 million for the three months ended December 31, 2012, a decrease of $7.0 million, or 1.4%.

•
Underwriting income for the three months ended December 31, 2013 was $110.4 million compared to an underwriting loss of ($113.1) million for the three months ended December 31, 2012, an increase of $223.4 million, or 197.6%.

•
Combined ratio for the three months ended December 31, 2013 of 77.6% which included $33.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 6.8 percentage points compared to a combined ratio for the three months ended December 31, 2012 of 122.7% which included $57.2 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.5 percentage points.

•	Loss ratio for the three months ended December 31, 2013 was 41.9% compared to 91.8% for the three months ended December 31, 2012.

•	Loss ratios by line of business are as follows:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012 (a)	Percentage Point Change
Property	36.1%	126.0%	(89.9)%
Marine	41.9%	76.2%	(34.3)%
Specialty	52.5%	30.2%	22.3%
All lines	41.9%	91.8%	(49.9)%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

•	Net investment income for the three months ended December 31, 2013 was $24.2 million compared to $28.8 million for the three months ended December 31, 2012, a decrease of $4.6 million, or 16.0%.

•
Net operating income available to Validus for the three months ended December 31, 2013 was $96.4 million compared to net operating loss attributable to Validus of ($100.8) million for the three months ended December 31, 2012, an increase of $197.2 million, or 195.6%.

•
Net income available to Validus for the three months ended December 31, 2013 was $95.3 million, or $0.93 per diluted common share compared to a loss of ($90.7) million or ($0.94) per diluted common share for the three months ended December 31, 2012.

•
Losses and loss expenses from notable loss events for the three months ended December 31, 2013 was $nil compared to $361.0 million for the three months ended December 31, 2012, a decrease of $361.0 million.

•	Investment yield for the three months ended December 31, 2013 was 1.31% compared to 1.53% for the three months ended December 31, 2012.

•
Annualized return on average equity and annualized net operating return on average equity for the three months ended December 31, 2013 were 10.2% and 10.3%, respectively, compared to (9.5)% and (10.5)% for the three months ended December 31, 2012.

Further details on the fourth quarter results are as follows:

Gross premiums written decreased $74.6 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. This decrease primarily relates to reinstatement premiums attributable to Hurricane Sandy of $36.4 million in the fourth quarter of 2012 and downward premium estimate adjustments for certain classes during the fourth quarter of 2013.

Net premiums earned decreased $7.0 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. This decrease is due to the changes in fourth quarter gross premiums written, noted above, which are offset by the increase in year to date gross premiums written of $234.7 million which impacts fourth quarter net premiums earned. The Flagstone run-off business provided $26.4 million of earned premium for the three months ended December 31, 2012, which was non-recurring in 2013.

During the quarter there was unfavorable loss reserve development on both the 2010 and 2011 New Zealand earthquakes of $40.3 million and $30.6 million, respectively. The remaining Reserve for Development on 2011 Notable Loss Events of $29.0 million was fully allocated to the 2011 New Zealand earthquake, resulting in net unfavorable loss reserve development of $41.9 million. The consolidated current period loss ratio, excluding notable losses and loss reserve development on prior accident years, for the three months ended December 31, 2013 was 48.7% compared to 31.0% for the three months ended December 31, 2012. This increase is largely attributable to a number of non-notable loss events that were below the $30.0 million notable loss threshold.

Three Months Ended December 31, 2013
(Dollars in thousands)
Fourth Quarter 2013 Notable Loss Events (a)		Validus Re		AlphaCat		Talbot		Total
(Dollars in thousands)	Description	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE
None	None	$—	—%	$—	—%	$—	—%	$—	—%
Total		$—	—%	$—	—%	$—	—%	$—	—%

		Three Months Ended December 31, 2012
		(Dollars in thousands)
Fourth Quarter 2012 Notable Loss Events (a)		Validus Re (b)		Talbot		Total (b)
(Dollars in thousands)	Description	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE	Net Losses and Loss Expenses(c)	% of NPE
Hurricane Sandy (d)	Windstorm	$282,603	99.1%	$78,433	37.7%	$361,036	72.3%
Total		$282,603	99.1%	$78,433	37.7%	$361,036	72.3%

(a)
These notable loss event amounts are based on management’s estimates following a review of the Company’s potential exposure and discussions with certain clients and brokers. Given the magnitude and recent occurrence of these events in relation to the corresponding period end date, and other uncertainties inherent in loss estimation, meaningful uncertainty exists at the relevant reporting date regarding losses from these events and the Company’s actual ultimate net losses from these events can vary materially from these estimates.

(b)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(c)	Net of reinsurance but not of reinstatement premiums. Total reinstatement premiums were $0.0 million and $30.8 million for the three months ended December 31, 2013 and December 31, 2012, respectively.

(d)
The AlphaCat segment's non-consolidated affiliates incurred loss and loss expenses of $8.4 million related to Hurricane Sandy for the three months ended December 31, 2012. These losses are not included in the table above as the entities are accounted for as investments in operating affiliates.

(e)	The Company increased the threshold for disclosure of notable losses effective January 1, 2013 from $15.0 million to $30.0 million.

Full Year 2013 Summarized Consolidated Results of Operations and Financial Condition

•	Gross premiums written for the year ended December 31, 2013 were $2.4 billion compared to $2.2 billion for the year ended December 31, 2012, an increase of $234.7 million, or 10.8%.

•	Net premiums earned for the year ended December 31, 2013 were $2.1 billion compared to $1.9 billion for the year ended December 31, 2012, an increase of $228.8 million, or 12.2%.

•	Underwriting income for the year ended December 31, 2013 was $604.9 million compared to $248.7 million for the year ended December 31, 2012, an increase of $356.2 million, or 143.2%.

•
Combined ratio for the year ended December 31, 2013 was 71.2%, which included $205.4 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.8 percentage points, compared to 86.8%, which included $175.0 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.3 percentage points, for the year ended December 31, 2012.

•	Loss ratio for the year ended December 31, 2013 was 37.8% compared to 53.4% for the year ended December 31, 2012.

•	Loss ratios by line of business are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012 (a)	Percentage Point Change
Property	22.9%	54.7%	(31.8)%
Marine	47.8%	60.1%	(12.3)%
Specialty	54.6%	40.0%	14.6%
All lines	37.8%	53.4%	(15.6)%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

•	Net investment income for the year ended December 31, 2013 was $96.1 million compared to $107.9 million for the year ended December 31, 2012, a decrease of $11.9 million, or 11.0%.

•
Net income available to Validus for the year ended December 31, 2013 was $532.7 million, or $4.94 per diluted common share compared to $408.4 million or $3.99 per diluted common share for the year ended December 31, 2012.

•
Net operating income available to Validus for the year ended December 31, 2013 was $578.7 million, or $5.38 per diluted common share compared to $333.8 million or $3.26 per diluted common share for the year ended December 31, 2012.

•	Losses and loss expenses from notable loss events for the year ended December 31, 2013 was $60.8 million compared to $500.6 million for the year ended December 31, 2012, a decrease of $439.7 million.

•	Investment yield for the year ended December 31, 2013 was 1.30% compared to 1.65% for the year ended December 31, 2012.

•
Return on average equity and net operating return on average equity for the year ended December 31, 2013 were 14.0% and 15.2%, respectively compared to 11.3% and 9.2% for the year ended December 31, 2012.

•	Total cash and investments as at December 31, 2013 was $8.0 billion compared to $8.0 billion as at December 31, 2012.

Overview of the Results of Operations for Years Ended December 31, 2013 and December 31, 2012 compared to the Years Ended December 31, 2012 and December 31, 2011, respectively.
The change in net operating income available to Validus for the years ended December 31, 2013 and December, 31 2012 as compared to the years ended December 31, 2012 and December 31, 2011, respectively, is described in the following table:

	Increase (decrease) to net operating income over the years ended
(Dollars in thousands)	2013 compared to 2012 (a)	2012 compared to 2011 (a)
Net premiums earned	$228,829	$71,073
Notable losses and reserve for potential development on notable loss events (b)	439,742	133,295
Incurred current year losses, excluding notable losses and reserve for potential development on notable loss events	(264,707)	92,810
Prior period loss development	30,479	18,850
Other underwriting deductions (c)	(78,146)	(79,082)
Underwriting income (d)	356,197	236,946
(Income) attributable to operating affiliate investors	(68,763)	—
Other operating expenses and income, net (e)	(32,410)	24,181
Net operating income (d)	255,024	261,127
Net operating (income) loss attributable to noncontrolling interest	(10,184)	20,360
Net operating income available to Validus (d)	$244,840	$281,487

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(b)
Notable loss for the year ended December 31, 2013 was the European Floods. Notable losses for the year ended December 31, 2012 were Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy. Notable losses for the year ended December 31, 2011 were Tohoku Earthquake, Gryphon Alpha, Christchurch Earthquake, Brisbane Floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish Floods, Hurricane Irene and the Thailand Floods.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

(d)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.”

(e)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net operating income available to Validus for the year ended December 31, 2013 was $578.7 million compared to $333.8 million for the year ended December 31, 2012, an increase of $244.8 million. The primary factors driving the increase were:

•	An increase in underwriting income of $356.2 million due primarily to:

•	A $228.8 million increase in net premiums earned, primarily due to new agriculture business written by Validus Re and business written in consolidated AlphaCat subsidiaries; and

•	A $205.5 million decrease in losses and loss expenses, driven by a significantly lower level of notable losses, offset by losses on the new agricultural business written by Validus Re;

•	Offset by the following factors:

◦	A $51.6 million increase in general and administrative expenses, due primarily to costs associated with the run-off of the former Flagstone business and an increase in average headcount; and

◦	A $25.6 million increase in policy acquisition costs, reflecting the higher level of net premiums earned.

•	Offsetting the increase in underwriting income were:

•	Increases in income attributable to operating affiliate investors and net operating income attributable to noncontrolling interest of $68.8 million and $10.2 million, respectively; and
•Decreases in investment income of $11.9 million and other income of $14.1 million.

The Year Ended December 31, 2012 compared to the Year Ended December 31, 2011
Net operating income available to Validus for the year ended December 31, 2012 was $333.8 million compared to $52.3 million for the year ended December 31, 2011, an increase of $281.5 million. The primary factors driving the increase were:

•	Increase in underwriting income of $236.9 million due primarily to:

•	A $245.0 million decrease in losses and loss expenses, driven by a lower level of notable losses; and

•	A $71.1 million increase in net premiums earned, primarily due to expansion of the marine book at both Validus Re and Talbot;

•	Offset by the following factors:

◦
A $66.2 million increase in general and administrative expenses, due primarily to an increase in headcount and a higher level of performance bonus, partially offset by $7.6 million decrease in share compensation expenses; and

◦	A $20.5 million increase in policy acquisition costs, reflecting the higher level of net premiums earned.

•	In addition to the increase in underwriting income, there were:

•	A $20.4 million decrease in net operating income attributable to noncontrolling interest; and

•	Increases in other income of $16.7 million and income from operating affiliates of $12.6 million.

Segment Reporting
Management has determined that the Company operates in three reportable segments - Validus Re, AlphaCat and Talbot. For segmental reporting purposes, the results of Flagstone’s operations since November 30, 2012 have been included within the Validus Re segment in the Consolidated Financial Statements.

Fourth Quarter 2013 Summarized Results of Operations - Validus Re Segment

•
Gross premiums written for the three months ended December 31, 2013 were $10.3 million compared to $79.2 million for the three months ended December 31, 2012, a decrease of $69.0 million, or 87.1%. Gross premiums written for the three months ended December 31, 2013 included $17.2 million of property premiums and $nil of marine premiums, offset by ($6.9) million of specialty premiums, compared to $54.9 million of property premiums, $8.6 million of marine premiums and $15.7 million of specialty premiums for the three months ended December 31, 2012.

•	Net premiums earned for the three months ended December 31, 2013 were $250.3 million compared to $285.3 million for the three months ended December 31, 2012, a decrease of $35.0 million, or 12.3%.

•
Underwriting income for the three months ended December 31, 2013 was $77.1 million compared to a loss of ($103.1) million for the three months ended December 31, 2012, an increase of $180.2 million, or 174.7%.

•	Combined ratio for the three months ended December 31, 2013 was 69.1% compared to 136.2% for the three months ended December 31, 2012.

•
The loss ratio for the three months ended December 31, 2013 was 44.2% compared to 116.1% for the three months ended December 31, 2012, a decrease of 71.9 percentage points. The loss ratio for the three months ended December 31, 2013 included unfavorable loss reserve development on prior accident years of $3.4 million, increasing the loss ratio by 1.3 percentage points. The loss ratio for the three months ended December 31, 2012 included favorable loss reserve development on prior accident years of $19.8 million, benefiting the loss ratio by 6.9 percentage points.

•	Net investment income for the three months ended December 31, 2013 was $19.6 million compared to $23.8 million for the three months ended December 31, 2012, a decrease of $4.2 million, or 17.8%.

•	Net operating income for the three months ended December 31, 2013 of $88.4 million compared to a loss of ($80.9) million for the three months ended December 31, 2012, an increase of $169.4 million.

•
General and administrative expenses for the three months ended December 31, 2013 were $21.6 million compared to $14.7 million for the three months ended December 31, 2012, an increase of $6.9 million, or 46.9%. General and administrative expenses associated with the run-off from the Flagstone acquisition were $3.7 million for the three months ended December 31, 2013.

•	Losses from notable loss events for the three months ended December 31, 2013 was $nil compared to $282.6 million for the three months ended December 31, 2012.

Full Year 2013 Results of Operations - Validus Re Segment
The following table presents results of operations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(Dollars in thousands)	2013	2012 (a)	2011
Underwriting income
Gross premiums written	$1,242,522	$1,131,959	$1,114,493
Reinsurance premiums ceded	(226,264)	(144,578)	(150,718)
Net premiums written	1,016,258	987,381	963,775
Change in unearned premiums	117,679	35,890	2,150
Net premiums earned	1,133,937	1,023,271	965,925

Underwriting deductions
Losses and loss expenses	430,026	575,416	749,305
Policy acquisition costs	180,779	154,362	154,582
General and administrative expenses	91,260	63,048	44,663
Share compensation expenses	7,668	7,763	9,309
Total underwriting deductions	709,733	800,589	957,859

Underwriting income (b)	424,204	222,682	8,066

Net investment income	81,346	88,727	93,248
Other income	8,445	5,085	7,390
Finance expenses	(16,111)	(8,943)	(7,777)

Operating income before taxes	497,884	307,551	100,927
Tax benefit (expense)	272	(168)	(18)
Net operating income (b)	$498,156	$307,383	$100,909

Selected ratios:
Net premiums written / Gross premiums written	81.8%	87.2%	86.5%
Loss and loss expense	37.9%	56.2%	77.6%
Policy acquisition cost	16.0%	15.1%	16.0%
General and administrative expense (c)	8.7%	6.9%	5.6%
Expense ratio	24.7%	22.0%	21.6%
Combined ratio	62.6%	78.2%	99.2%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(b)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.”

(c)	The general and administrative expense ratio includes share compensation expenses.
The change in net operating income for the years ended December 31, 2013 and December, 31 2012 as compared to the years ended December 31, 2012 and December 31, 2011, respectively, is described in the following table:

	Increase (decrease) to net operating income over the years ended
(Dollars in thousands)	2013 compared to 2012 (a)	2012 compared to 2011 (a)
Net premiums earned	$110,666	$57,346
Notable losses and reserve for potential development on notable loss events (b)	347,419	150,055
Incurred current year losses, excluding notable losses and reserve for potential development on notable loss events	(188,726)	19,883
Prior period loss development	(13,303)	3,951
Other underwriting deductions (c)	(54,534)	(16,619)
Underwriting income (e)	201,522	214,616
Other operating income and expenses, net (d)	(10,749)	(8,142)
Net operating income (e)	$190,773	$206,474

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(b)
Notable loss for the year ended December 31, 2013 was the European Floods. Notable losses for the year ended December 31, 2012 were Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy. Notable losses for the year ended December 31, 2011 were Tohoku Earthquake, Gryphon Alpha, Christchurch Earthquake, Brisbane Floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish Floods, Hurricane Irene and the Thailand Floods.

(c)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

(d)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

(e)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.”

Gross Premiums Written

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Property	$744,630	$(26,987)	$771,617	$(15,320)	$786,937
Marine	194,001	(63,468)	257,469	25,068	232,401
Specialty	303,891	201,018	102,873	7,718	95,155
Total	$1,242,522	$110,563	$1,131,959	$17,466	$1,114,493

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The decrease in gross premiums written in the property lines of $27.0 million was due to a reduction in reinstatement premiums of $38.6 million, primarily relating to Hurricane Sandy, a decrease in per risk excess of loss treaties of $22.4 million, primarily due to non-renewals of business on a number of accounts and prior year business being renewed under specialty lines in 2013, a decrease of $7.2 million due to downward premium adjustments and a decrease of $6.4 million in renewals of business written by Flagstone in 2012. These decreases were offset by an increase of $50.2 million in catastrophe excess of loss treaties primarily relating to new business written and increased shares on renewals. The decrease in gross premiums written of $63.5 million in the marine lines was due to a $32.0 million decrease in reinstatement premiums compared to the prior year, primarily relating to the Costa Concordia event. In addition, there was a $25.0 million decrease in proportional treaties due to reductions in shares and the non-renewal of business on a number of accounts that no longer met the Company's underwriting threshold. In addition, $8.6 million of business historically written in marine lines was renewed in specialty lines. The increase in gross premiums written of $201.0 million in the specialty lines was due primarily to an increase in proportional agriculture treaties of $179.4 million. This was as a result of hiring two experienced underwriters at the beginning of the year to target growth in this class. In addition, $23.8 million of business historically written in the property and marine lines was renewed in specialty lines. Offsetting these increases were downward premium adjustments of $5.6 million.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Year Ended December 31, 2013		Year Ended December 31, 2012 (a)		Year Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$744,630	59.9%	$771,617	68.2%	$786,937	70.6%
Marine	194,001	15.6%	257,469	22.7%	232,401	20.9%
Specialty	303,891	24.5%	102,873	9.1%	95,155	8.5%
Total	$1,242,522	100.0%	$1,131,959	100.0%	$1,114,493	100.0%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The mix of business has remained fairly consistent with the exception of the increase in specialty lines relating to the targeted growth in the agriculture business in the first quarter of 2013, as discussed above.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Property	$171,933	$48,323	$123,610	$(12,759)	$136,369
Marine	16,053	(4,344)	20,397	6,549	13,848
Specialty	38,278	37,707	571	70	501
Total	$226,264	$81,686	$144,578	$(6,140)	$150,718

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Reinsurance premiums ceded in the property lines increased by $48.3 million, due to a significant restructuring of retrocessional coverage purchased. New coverage purchased in 2013 included $30.9 million in catastrophe bond coverage assumed through the Flagstone acquisition and $67.9 million for new excess of loss covers. Industry loss warranties purchased for $57.4 million in 2012 were not renewed in 2013, offsetting the increases in premiums ceded from these new covers. The increase in reinsurance premiums ceded in the specialty lines of $37.7 million was due primarily to a $35.0 million increase in proportional coverage relating to the new agriculture business.

Net Premiums Written

	Net Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Property	$572,697	$(75,310)	$648,007	$(2,561)	$650,568
Marine	177,948	(59,124)	237,072	18,519	218,553
Specialty	265,613	163,311	102,302	7,648	94,654
Total	$1,016,258	$28,877	$987,381	$23,606	$963,775

The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Year Ended December 31, 2013		Year Ended December 31, 2012 (a)		Year Ended December 31, 2011
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$572,697	76.9%	$648,007	84.0%	$650,568	82.7%
Marine	177,948	91.7%	237,072	92.1%	218,553	94.0%
Specialty	265,613	87.4%	102,302	99.4%	94,654	99.5%
Total	$1,016,258	81.8%	$987,381	87.2%	$963,775	86.5%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The property ratio has decreased 7.1% reflecting the restructuring of the property retrocessional coverage and the specialty ratio has decreased 12.0% due to the reinsurance coverage purchased for new agriculture business, whereas almost all other specialty business is fully retained.

Net Premiums Earned

	Net Premiums Earned
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Property	$671,667	$(2,261)	$673,928	$9,684	$664,244
Marine	195,413	(58,679)	254,092	42,748	211,344
Specialty	266,857	171,606	95,251	4,914	90,337
Total	$1,133,937	$110,666	$1,023,271	$57,346	$965,925

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in net premiums earned is consistent with the pattern of net premiums written, except for the earning out during the year ended December 31, 2013 of property business assumed through the Flagstone acquisition.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All lines
	Years Ended December 31,
	2013	2012 (a)	2011
All lines—current period—notable losses	4.9%	39.4%	49.2%
All lines—current period—reserve for potential development on notable loss events	0.0%	0.0%	8.1%
All lines—change in prior accident years	(5.2)%	(7.1)%	(7.1)%
All lines—current period excluding items above	38.2%	23.9%	27.4%
All lines—loss ratio	37.9%	56.2%	77.6%

	Losses and Loss Expenses - All lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
All lines—current period—notable losses	55,316	(347,419)	402,735	(72,055)	474,790
All lines—current period—reserve for potential development on notable loss events	—	—	—	(78,000)	78,000
All lines—change in prior accident years	(59,258)	13,303	(72,561)	(3,951)	(68,610)
All lines—current period excluding items above	433,968	188,726	245,242	(19,883)	265,125
All lines - loss and loss expenses	430,026	(145,390)	575,416	(173,889)	749,305

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

Notable Losses
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Notable losses incurred in the year ended December 31, 2013 of $55.3 million were from a single notable loss event, the European Floods, which represented 4.9 percentage points of the loss ratio. Net of $4.8 million of reinstatement premiums, the effect of this event on net income was a decrease of $50.5 million. In comparison, for the year ended December 31, 2012, losses from notable loss events were $402.7 million, primarily from Hurricane Sandy, which represented 39.4 percentage points of the loss ratio. Net of $60.8 million of reinstatement premiums, the effect of these events on net income was a decrease of $342.0 million.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Years Ended December 31,
	2013	2012 (a)	2011
Property—current period—notable losses	8.2%	41.1%	61.1%
Property—current period—reserve for potential development on notable loss events	0.0%	0.0%	11.0%
Property—change in prior accident years	(12.2)%	(6.8)%	(7.4)%
Property—current period excluding items above	24.2%	18.5%	21.0%
Property—loss ratio	20.2%	52.8%	85.7%

	Losses and Loss Expenses - Property Lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Property - current period—notable losses	$55,316	$(221,751)	$277,067	$(128,572)	$405,639
Property - current period—reserve for potential development on notable loss events	—	—	—	(73,000)	73,000
Property - change in prior accident years	(81,610)	(35,877)	(45,733)	3,287	(49,020)
Property—current period excluding items above	162,202	37,724	124,478	(14,848)	139,326
Property - losses and loss expense	$135,908	$(219,904)	$355,812	$(213,133)	$568,945

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Property lines incurred $55.3 million of losses from a single notable loss event, the European Floods, which represented 8.2 percentage points of the property lines loss ratio. Net of $4.8 million in reinstatement premiums, the effect of this event on net income was a decrease of $50.5 million. In comparison, for the year ended December 31, 2012, Validus Re property lines incurred $277.1 million of losses from notable loss events, primarily Hurricane Sandy, which represented 41.1 percentage points of the property lines loss ratio.
Property lines experienced $35.9 million higher favorable loss reserve development, primarily related to lower claims emergence on attritional losses incurred, partially offset by unfavorable development on New Zealand earthquake losses.

	Losses and Loss Expense Ratio - Marine Lines
	Years Ended December 31,
	2013	2012 (a)	2011
Marine—current period—notable losses	0.0%	40.3%	32.7%
Marine—current period—reserve for potential development on notable loss events	0.0%	0.0%	2.4%
Marine—change in prior accident years	13.7%	(4.4)%	(4.8)%
Marine—current period excluding items above	41.4%	36.3%	44.0%
Marine—loss ratio	55.1%	72.2%	74.3%

	Losses and Loss expenses - Marine Lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Marine - current period—notable losses	$—	$(102,512)	$102,512	$33,361	$69,151
Marine - current period—reserve for potential development on notable loss events	—	—	—	(5,000)	5,000
Marine—change in prior accident years	26,705	38,003	(11,298)	(1,064)	(10,234)
Marine—current period excluding items above	80,938	(11,384)	92,322	(768)	93,090
Marine - losses and loss expense	$107,643	$(75,893)	$183,536	$26,529	$157,007

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Marine lines did not incur any notable losses during the year ended December 31, 2013. In comparison, Validus Re marine lines incurred $102.5 million of losses from notable loss events during the year ended December 31, 2012, primarily Costa Concordia, which represented 40.3 percentage points of the marine lines loss ratio.

Marine lines experienced $38.0 million higher unfavorable loss reserve development due primarily to an increase in the ultimate loss estimate on Costa Concordia.

	Losses and Loss Expense Ratio - Specialty Lines
	Years Ended December 31,
	2013	2012 (a)	2011
Specialty—current period—notable losses	0.0%	24.3%	0.0%
Specialty—current period—reserve for potential development on notable loss events	0.0%	0.0%	0.0%
Specialty—change in prior accident years	(1.6)%	(16.3)%	(10.4)%
Specialty—current period excluding items above	71.5%	29.9%	36.3%
Specialty—loss ratio	69.9%	37.9%	25.9%

	Losses and Loss Expenses - Specialty Lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Specialty - current period—notable losses	$—	$(23,156)	$23,156	$23,156	$—
Specialty - current period—reserve for potential development on notable loss events	—	—	—	—	—
Specialty—change in prior accident years	(4,353)	11,177	(15,530)	(6,174)	(9,356)
Specialty—current period excluding items above	190,828	162,386	28,442	(4,267)	32,709
Specialty - losses and loss expense	$186,475	$150,407	$36,068	$12,715	$23,353

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Specialty lines did not incur any notable losses during the year ended December 31, 2013. In comparison, for the year ended December 31, 2012, Validus Re specialty lines incurred $23.2 million of losses from notable loss event, the U.S. drought, which represented 24.3 percentage points of the loss ratio.
Specialty lines experienced $11.2 million lower favorable loss reserve development, primarily related to an increase in the loss estimate for the U.S. drought. The current period loss ratio, excluding the impact of notable losses, was significantly higher due to the impact of agricultural business, which typically has a higher attritional loss ratio than Validus Re's other specialty business.

Policy Acquisition Costs

	Policy Acquisition Costs
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Property	$104,917	$10,678	$94,239	$(1,654)	$95,893
Marine	36,350	(7,993)	44,343	(88)	44,431
Specialty	39,512	23,732	15,780	1,522	14,258
Total	$180,779	$26,417	$154,362	$(220)	$154,582

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

	Acquisition Cost Ratio
	Years Ended December 31,
	2013	Change	2012 (a)	Change	2011
Property	15.6%	1.6%	14.0%	(0.4)%	14.4%
Marine	18.6%	1.1%	17.5%	(3.5)%	21.0%
Specialty	14.8%	(1.8)%	16.6%	0.8%	15.8%
Total	16.0%	0.9%	15.1%	(0.9)%	16.0%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The acquisition cost ratio for the property lines has increased by 1.6% primarily as a result of a decrease in reinstatement premiums compared to the year ended December 31, 2012, as these premiums typically attract little or no policy acquisition costs. The acquisition cost ratio on the specialty lines has decreased by 1.8% percentage points due to the effect of the agriculture business, which typically has a lower acquisition cost ratio than most other specialty lines written by Validus Re.

General and Administrative and Share Compensation Expenses

	Year Ended December 31, 2013		Year Ended December 31, 2012 (a)		Year Ended December 31, 2011
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$91,260	8.0%	$63,048	6.2%	$44,663	4.6%
Share compensation expenses	$7,668	0.7%	$7,763	0.7%	$9,309	1.0%
Total	$98,928	8.7%	$70,811	6.9%	$53,972	5.6%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in general and administrative expenses of $28.2 million or 44.7% expenses was primarily due to costs associated with the run-off from the Flagstone acquisition of $23.5 million.

Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss and loss expense ratio and the expense ratio. The loss and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011
Loss and loss expense ratio	37.9%	56.2%	77.6%
Policy acquisition cost ratio	16.0%	15.1%	16.0%
General and administrative expense ratio (b)	8.7%	6.9%	5.6%
Expense ratio	24.7%	22.0%	21.6%
Combined ratio	62.6%	78.2%	99.2%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

(b)	Includes general and administrative expenses and share compensation expenses.

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The decrease in the combined ratio for the year ended December 31, 2013 of 15.6 percentage points compared to the year ended December 31, 2012 is due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Fixed maturities and short-term investments	$79,828	$(8,172)	$88,000	$(7,319)	$95,319
Other investments	5,244	2,044	3,200	3,200	—
Cash and cash equivalents	2,777	(1,296)	4,073	633	3,440
Securities lending income	6	(8)	14	(44)	58
Total gross investment income	87,855	(7,432)	95,287	(3,530)	98,817
Investment expenses	(6,509)	51	(6,560)	(991)	(5,569)
Total	$81,346	$(7,381)	$88,727	$(4,521)	$93,248

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The decrease in net investment income for the year ended December 31, 2013 was $7.4 million or 8.3% mainly due to falling yields on fixed maturity investments.
Other Income

	Other Income
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Other income	$8,445	$3,360	$5,085	$(2,305)	$7,390

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Other income primarily reflects the gain recorded on the redemption of part of Validus Re's investment in the AlphaCat ILS funds.
Finance Expenses

	Finance Expenses
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012 (a)	Change	2011
Finance expenses	16,111	7,168	8,943	1,166	7,777

a) The results of operations from Flagstone are consolidated from the November 30, 2012 date of acquisition.

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in finance expenses of $7.2 million for the year ended December 31, 2013 was due primarily to the interest on the Flagstone junior subordinated deferrable debentures, as the 2012 finance expenses only included interest from the November 30, 2012 acquisition date.

Fourth Quarter 2013 Summarized Results of Operations - AlphaCat Segment

•
Gross premiums written from our consolidated entities, including PaCRe for the three months ended December 31, 2013 were $0.3 million compared to $nil for the three months ended December 31, 2012, an increase of $0.3 million.

•
Managed gross premiums written, including our non-consolidated affiliates, for the three months ended December 31, 2013 were ($1.0) million compared to $nil for the three months ended December 31, 2012, a decrease of $1.0 million.

•	Net premiums earned for the three months ended December 31, 2013 were $37.6 million compared to $5.9 million for the three months ended December 31, 2012, an increase of $31.8 million.

•	Underwriting income for the three months ended December 31, 2013 was $28.0 million compared to $3.2 million for the three months ended December 31, 2012, an increase of $24.8 million.

•
Income from operating affiliates for the three months ended December 31, 2013 was $5.5 million compared to a loss from operating affiliates of ($0.6) million for the three months ended December 31, 2012, an increase of $6.1 million.

•
Income attributable to operating affiliate investors for the three months ended December 31, 2013 was $26.6 million compared to $nil for the three months ended December 31, 2012, an increase of $26.6 million.

•	The combined ratio for the three months ended December 31, 2013 was 25.6% compared to 45.6% for the three months ended December 31, 2012, a decrease of 20.0 percentage points.

•	The loss ratio for the three months ended December 31, 2013 was 1.7% compared to 0.0% for the three months ended December 31, 2012, an increase of 1.7 percentage points.

•	Net investment income for the three months ended December 31, 2013 was $1.0 million compared to $1.1 million for the three months ended December 31, 2012.

•
Net operating income available to AlphaCat for the three months ended December 31, 2013 was $11.8 million compared to $1.1 million for the three months ended December 31, 2012, an increase of $10.7 million.

2013 Results of Operations - AlphaCat Segment
The following table presents results of operations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Underwriting income
Gross premiums written	$147,009	$21,603	$75,727
Reinsurance premiums ceded	(525)
Net premiums written	146,484	21,603	75,727
Change in unearned premiums	(9,070)	(3,937)	(9,761)
Net premiums earned	137,414	17,666	65,966

Underwriting deductions
Losses and loss expenses	17,569	—	10,000
Policy acquisition costs	13,853	1,774	7,946
General and administrative expenses	18,765	7,532	10,929
Share compensation expenses	468	279	107
Total underwriting deductions	50,655	9,585	28,982

Underwriting income (a)	86,759	8,081	36,984
Net investment income	3,865	3,748	3,245
Other income	26,424	23,229	11,466
Finance expenses	(5,734)	(3,061)	(3,659)
Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	111,314	31,997	48,036
Income from operating affiliates	14,289	12,580	—
(Income) attributable to operating affiliate investors	(68,763)	—	—
Net operating income (a)	56,840	44,577	48,036
Net operating (income) attributable to noncontrolling interest	(11,617)	(1,433)	(21,793)
Net operating income available to Validus (a)	$45,223	$43,144	$26,243
Selected ratios:
Net premiums written / Gross premiums written	99.6%	100.0%	100.0%
Loss and loss expense	12.8%	—%	15.2%
Policy acquisition cost	10.1%	10.0%	12.0%
General and administrative expense (b)	14.0%	44.2%	16.7%
Expense ratio	24.1%	54.2%	28.7%
Combined ratio	36.9%	54.2%	43.9%

(a)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.”

(b)	The general and administrative expense ratio includes share compensation expenses.

The change in net operating income available to Validus for the years ended December 31, 2013 and December, 31 2012 as compared to the years ended December 31, 2012 and December 31, 2011, respectively, is described in the following table.

	Increase (decrease) to net operating income over the years ended
(Dollars in thousands)	2013 compared to 2012	2012 compared to 2011
Net premiums earned	$119,748	$(48,300)
Notable losses (a)	(809)	—
Incurred current year losses, excluding notable losses	(16,760)	(10,000)
Other underwriting deductions (b)	(23,501)	(9,397)
Underwriting income (d)	78,678	(28,903)
(Income) attributable to operating affiliate investors	(68,763)	—
Other operating income and expenses, net (c)	2,348	25,444
Net operating income (d)	12,263	(3,459)
Net operating (income) loss attributable to noncontrolling interest	(10,184)	20,360
Net operating income available to Validus (d)	$2,079	$16,901

(a)	Notable loss for the year ended December 31, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

(d)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.”

Gross Premiums Written

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$147,009	$125,406	$21,603	$(54,124)	$75,727
Total	$147,009	$125,406	$21,603	$(54,124)	$75,727

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in gross premiums written in the property lines of $125.4 million was due primarily to the renewal of business through AlphaCat Re, which is fully consolidated and which wrote business on behalf of AlphaCat 2013 and the AlphaCat ILS funds. The comparable business was included within AlphaCat Re 2011 and AlphaCat Re 2012 which were not consolidated in 2012 and were accounted for as operating affiliates under the equity method of accounting. The 2012 premiums are included in managed gross premiums below, which is a comparable measure. In addition, $4.0 million of the increase relates to PaCRe as this company started writing business in June 2012, therefore, current year to date results includes business for the full year.
Managed gross premiums written, which includes gross premiums written by our non-consolidated affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, for the year ended December 31, 2013 were $143.1 million compared to $148.1 million for the year ended December 31, 2012, a decrease of $4.9 million or 3.3%. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, is presented in the section entitled "Non-GAAP Financial Measures."

Reinsurance Premiums Ceded
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
AlphaCat reinsurance premiums ceded for the year ended December 31, 2013 were $0.5 million compared to $nil for the year ended December 31, 2012. The reinsurance was purchased as a hedge to balance portfolio risk.

Net Premiums Written

	Net Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$146,484	$124,881	$21,603	$(54,124)	$75,727
Total	$146,484	$124,881	$21,603	$(54,124)	$75,727
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in AlphaCat net premiums written was driven by the factors highlighted above in respect of gross premiums written. The ratios of net premiums written to gross premiums written were 99.6% and 100.0% for the years ended December, 31 2013 and 2012, respectively.

Net Premiums Earned

	Net Premiums Earned
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$137,414	$119,748	$17,666	$(48,300)	$65,966
Total	$137,414	$119,748	$17,666	$(48,300)	$65,966
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in net premiums earned is consistent with the pattern of net premiums written influencing the earned premiums for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Losses and Loss Expenses

	Losses and Loss Expense Ratio
	Years Ended December 31,
	2013	2012	2011
Property—current period—notable losses	0.6%	0.0%	0.0%
Property—current period excluding items above	12.2%	0.0%	15.2%
Property—loss ratio	12.8%	0.0%	15.2%

	Losses and Loss Expenses
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property - current period—notable losses	809	809	—	—	—
Property—current period excluding items above	16,760	16,760	—	(10,000)	10,000
Property - losses and loss expense	17,569	17,569	—	(10,000)	10,000
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
AlphaCat incurred $0.8 million of losses from a notable loss event, the European Floods, which represented 0.6 percentage points of the loss ratio. In comparison, for the year ended December 31, 2012, AlphaCat did not incur any notable losses. For the year ended December 31, 2012, AlphaCat Re 2011 and AlphaCat Re 2012 incurred Hurricane Sandy losses of $25.0 million and $7.5 million, respectively. The AlphaCat segment's portion of incurred losses and loss expenses related to Hurricane Sandy was $8.4 million for the year ended December 31, 2012 and was included in income from operating affiliates.
AlphaCat losses and loss expenses included $16.8 million of current year losses, excluding notable losses, in comparison to $nil for the year ended December 31, 2012. AlphaCat typically writes high excess and aggregate stop loss contracts, therefore losses can be triggered by a combination of loss events incurred by the cedant.

Policy Acquisition Costs

	Policy Acquisition Costs
	Yeas Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$13,853	$12,079	$1,774	$(6,172)	$7,946
Total	$13,853	$12,079	$1,774	$(6,172)	$7,946

	Acquisition Cost Ratio
	Years Ended December 31,
	2013	Change	2012	Change	2011
Property	10.1%	0.1%	10.0%	(2.0)%	12.0%
Total	10.1%	0.1%	10.0%	(2.0)%	12.0%
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The acquisition cost ratios for the years ended December 31, 2013 and 2012 were comparable.

General and Administrative Expenses

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$18,765	13.7%	$7,532	42.6%	$10,929	16.5%
Share compensation expenses	$468	0.3%	$279	1.6%	$107	0.2%
Total	$19,233	14.0%	$7,811	44.2%	$11,036	16.7%

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in general and administrative expenses of $11.2 million, or 149.1%, primarily reflects additional ILS funds under management, for the year ended December 31, 2013. In addition, an increased share of corporate costs has been allocated to the AlphaCat segment, reflecting the general growth in the size of the segment.

Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Loss and loss expense ratio	12.8%	0.0%	15.2%
Policy acquisition cost ratio	10.1%	10.0%	12.0%
General and administrative expense ratio (b)	14.0%	44.2%	16.7%
Expense ratio	24.1%	54.2%	28.7%
Combined ratio	36.9%	54.2%	43.9%

(b)	Includes general and administrative expenses and share compensation expenses.

Net Investment Income

	Investment Income
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Fixed maturities and short-term investments	$3,830	$115	$3,715	$743	$2,972
Cash and cash equivalents	35	2	33	(240)	273
Total gross investment income	3,865	117	3,748	503	3,245
Total	$3,865	$117	$3,748	$503	$3,245
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net investment income for the years ended December 31, 2013 and 2012 were comparable.

Other Income

	Other Income
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Other income	$26,424	$3,195	$23,229	$11,763	$11,466
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in other income of $3.2 million, or 13.8%, is primarily due to increased management and performance fees that the AlphaCat segment earns from managing the business written in its reinsurance subsidiaries and affiliates and the investments made in its ILS funds.

Finance Expenses

	Finance Expenses
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Finance expenses	$5,734	$2,673	$3,061	$(598)	$3,659
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in finance expenses of $2.7 million for the year ended December 31, 2013 was due to fees on additional capital raised.

Income From Operating Affiliates

	Income from Operating Affiliates
	Years Ended December, 31
(Dollars in thousands)	2013	Change	2012	Change	2011
AlphaCat Re 2011	1,931	(7,830)	9,761	9,761	$—
AlphaCat Re 2012	3,737	918	2,819	2,819	—
AlphaCat 2013	6,744	6,744	—	—	—
AlphaCat 2014	(18)	(18)	—	—	—
AlphaCat ILS fund	1,895	1,895	—	—	—
Total	$14,289	$1,709	$12,580	$12,580	$—

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
For details of voting and equity ownership interests of the above entities, refer to Note 9 to the Consolidated Financial Statements in Part II, Item 8. The increase for the year ended December 31, 2013 reflects the ILS fund that commenced operations in 2013.

(Income) attributable to operating affiliate investors

	(Income) attributable to operating affiliate investors
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
(Income) attributable to operating affiliate investors	$(68,763)	$(68,763)	$—	$—	$—

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Income attributable to operating affiliate investors for the year ended December 31, 2013 was $68.8 million compared to $nil for the year ended December 31, 2012. This represents the transfer of investors' economic interest in the non-consolidated affiliated entities and includes both the Company's and third-party investors' share.

Net Operating (Income) Loss Attributable to Noncontrolling Interest

	Net Operating (Income) loss attributable to noncontrolling interest
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Net operating (income) loss attributable to noncontrolling interest	$(11,617)	$(10,184)	$(1,433)	$20,360	$(21,793)
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
For the year ended December 31, 2013, the net operating income attributable to noncontrolling interest was $11.6 million, which comprised $6.7 million relating to 90% of the net operating income in PaCRe for the year and $4.9 million of net operating income relating to the consolidated AlphaCat ILS funds.

Fourth Quarter 2013 Summarized Results of Operations - Talbot Segment

•
Gross premiums written for the three months ended December 31, 2013 were $236.4 million compared to $241.1 million for the three months ended December 31, 2012, a decrease of $4.7 million, or 2.0%. Gross premiums written for the three months ended December 31, 2013 included $60.9 million of property premiums, $75.1 million of marine premiums and $100.4 million of specialty premiums compared to $62.3 million of property premiums, $81.5 million of marine premiums and $97.3 million of specialty premiums for the three months ended December 31, 2012.

•	Net premiums earned for the three months ended December 31, 2013 were $204.3 million compared to $208.1 million for the three months ended December 31, 2012, a decrease of $3.8 million, or 1.8%.

•	Underwriting income for the three months ended December 31, 2013 was $27.1 million compared to $4.4 million for the three months ended December 31, 2012, an increase of $22.7 million.

•	Combined ratio for the three months ended December 31, 2013 was 86.8% compared to 97.9% for the three months ended December 31, 2012.

•
The loss ratio for the three months ended December 31, 2013 was 46.4% compared to 61.1% for the three months ended December 31, 2012, a decrease of 14.7 percentage points. The loss ratio for the three months ended December 31, 2013 included favorable loss reserve development on prior accident years of $37.0 million, benefiting the loss ratio by 18.1 percentage points. The loss ratio for the three months ended December 31, 2012 included favorable loss reserve development on prior accident years of $37.4 million, benefiting the loss ratio by 18.0 percentage points.

•	Net investment income for the three months ended December 31, 2013 was $4.6 million compared to $4.8 million for the three months ended December 31, 2012, a decrease of $0.3 million, or 5.6%.

•
Net operating income available to Talbot for the three months ended December 31, 2013 was $33.4 million compared to $7.6 million for the three months ended December 31, 2012, an increase of $25.8 million.

•
Losses and loss expenses from notable loss events for the three months ended December 31, 2013 was $nil compared to $78.4 million for the three months ended December 31, 2012, a decrease of $78.4 million.

2013 Results of Operations - Talbot Segment
The following table presents results of operations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Underwriting income
Gross premiums written	$1,091,890	$1,078,636	$1,014,122
Reinsurance premiums ceded	(226,111)	(228,686)	(218,174)
Net premiums written	865,779	849,950	795,948
Change in unearned premiums	(35,085)	(17,671)	(25,696)
Net premiums earned	830,694	832,279	770,252

Underwriting deductions
Losses and loss expenses	346,337	424,030	485,096
Policy acquisition costs	170,738	183,926	157,334
General and administrative expenses	136,458	133,281	112,072
Share compensation expenses	9,613	7,789	8,582
Total underwriting deductions	663,146	749,026	763,084

Underwriting income (a)	167,548	83,253	7,168
Net investment income	18,061	21,310	25,380
Other income	1,819	2,033	3,485
Finance expenses	(259)	(162)	(227)
Operating income before taxes	187,169	106,434	35,806
Tax (expense)	(671)	(2,229)	(651)
Net operating income (a)	$186,498	$104,205	$35,155

Selected ratios:
Net premiums written / Gross premiums written	79.3%	78.8%	78.5%
Loss and loss expense	41.7%	50.9%	63.0%
Policy acquisition cost	20.5%	22.1%	20.4%
General and administrative expense (b)	17.6%	16.9%	15.7%
Expense ratio	38.1%	39.0%	36.1%
Combined ratio	79.8%	89.9%	99.1%

(a)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of these measures to the most comparable U.S. GAAP financial measure, are presented in the section below entitled “Non-Operating Income and Expenses.”

(b)	The general and administrative expense ratio includes share compensation expenses.

The change in net operating income for the years ended December 31, 2013 and December, 31 2012 as compared to the years ended December 31, 2012 and December 31, 2011, respectively, is described in the following table:

	Increase (decrease) to net operating income over the years ended
(Dollars in thousands)	2013 compared to 2012	2012 compared to 2011
Net premiums earned	$(1,585)	$62,027
Notable losses (a)	93,132	61,240
Incurred current year losses, excluding notable losses	(59,221)	(15,073)
Prior period loss development	43,782	14,899
Other underwriting deductions (b)	8,187	(47,008)
Underwriting income (d)	84,295	76,085
Other operating income and expenses, net (c)	(2,002)	(7,035)
Net operating income (d)	$82,293	$69,050

(a)
Notable loss for the year ended December 31, 2013 was the European Floods. Notable losses for the year ended December 31, 2012 were Costa Concordia, Cat 67, Hurricane Isaac and Hurricane Sandy. Notable losses for the year ended December 31, 2011 were Tohoku Earthquake, Gryphon Alpha, Christchurch Earthquake, Brisbane Floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish Floods, Hurricane Irene and the Thailand Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administration expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

(d)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting income and operating income that is not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of the measures is presented in the section entitled “Non-GAAP Financial Measures.”

Gross Premiums Written

	Gross Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$345,831	$20,921	$324,910	$18,593	$306,317
Marine	381,238	(14,969)	396,207	54,386	341,821
Specialty	364,821	7,302	357,519	(8,465)	365,984
Total	$1,091,890	$13,254	$1,078,636	$64,514	$1,014,122

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in gross premiums written in the property lines of $20.9 million was due primarily to an increase in direct property lines of $14.3 million which was mainly driven by new business as a result of the hiring of an additional experienced property underwriter. In addition, there was an increase in construction lines of $7.1 million, driven by new business and premium adjustments on prior period policies. The decrease in gross premiums written in the marine lines of $15.0 million was due primarily to a reassessment of commission costs on underwriting years 2007 and prior, in the year ended December 31, 2012. This resulted in an additional $14.8 million of gross premiums written and earned premium in the prior year, offset by an equal increase to policy acquisition costs, resulting in no net impact. In addition, the decrease was as a result of $4.8 million of downward premium adjustments in hull lines. These decreases were offset by $8.1 million of new business written and premium increases on renewals in cargo lines. The increase in gross premiums written in the specialty lines of $7.3 million was due primarily to new business written of $11.3 million, mainly from the political risk lines and $6.0 million upward premium adjustments in political violence lines. These increases were offset by a downward premium adjustment of $11.6 million which was mainly driven by decreases on the war lines.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$345,831	31.7%	$324,910	30.1%	$306,317	30.2%
Marine	381,238	34.9%	396,207	36.7%	341,821	33.7%
Specialty	364,821	33.4%	357,519	33.2%	365,984	36.1%
Total	$1,091,890	100.0%	$1,078,636	100.0%	$1,014,122	100.0%
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The changes in mix of business are consistent with the reasons for changes in gross premiums written discussed above.

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$141,963	$1,740	$140,223	$(2,054)	$142,277
Marine	24,370	(6,341)	30,711	7,471	23,240
Specialty	59,778	2,026	57,752	5,095	52,657
Total	$226,111	$(2,575)	$228,686	$10,512	$218,174
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The decrease in reinsurance premiums ceded in the marine lines of $6.3 million was due primarily to a decrease in reinstatement premiums ceded, with higher reinstatement premiums being ceded in the year ended December 31, 2012 related to Hurricane Sandy losses.

Net Premiums Written

	Net Premiums Written
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$203,868	$19,181	$184,687	$20,647	$164,040
Marine	356,868	(8,628)	365,496	46,915	318,581
Specialty	305,043	5,276	299,767	(13,560)	313,327
Total	$865,779	$15,829	$849,950	$54,002	$795,948
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$203,868	59.0%	$184,687	56.8%	$164,040	53.6%
Marine	356,868	93.6%	365,496	92.2%	318,581	93.2%
Specialty	305,043	83.6%	299,767	83.8%	313,327	85.6%
Total	$865,779	79.3%	$849,950	78.8%	$795,948	78.5%
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in the retention of property business primarily reflects the fact that the majority of the new property business written in the year ended December 31, 2013 has been retained. The lower retention of marine business in the year ended December 31, 2012 reflects a reduction in reinstatement premiums.

Net Premiums Earned

	Net Premiums Earned
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$191,750	$16,979	$174,771	$13,533	$161,238
Marine	348,847	(6,073)	354,920	48,888	306,032
Specialty	290,097	(12,491)	302,588	(394)	302,982
Total	$830,694	$(1,585)	$832,279	$62,027	$770,252
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in property lines and decrease in marine lines net premiums earned are consistent with the pattern of net premiums written influencing the earned premiums for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in the specialty lines net premiums earned is due primarily to the timing of premiums written during the year compared to the prior year, with the increase in net premiums written having occurred in the second half of 2013 compared to the first half of 2012.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Years Ended December 31,
	2013	2012	2011
All lines—current period—notable losses	0.6%	11.8%	20.7%
All lines—change in prior accident years	(17.6)%	(12.3)%	(11.4)%
All lines—current period excluding items above	58.7%	51.4%	53.7%
All lines—loss ratio	41.7%	50.9%	63.0%

	Losses and Loss Expenses - All Lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
All lines—current period—notable losses	4,694	(93,132)	97,826	(61,240)	159,066
All lines—change in prior accident years	(146,190)	(43,782)	(102,408)	(14,899)	(87,509)
All lines—current period excluding items above	487,833	59,221	428,612	15,073	413,539
All lines - loss and loss expenses	346,337	(77,693)	424,030	(61,066)	485,096

Notable Losses
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Notable losses incurred in the year ended December 31, 2013 of $4.7 million were from a single notable loss event, the European Floods, which represented 0.6% percentage points of the loss ratio. Net of $0.3 million of reinstatement premiums, the effect of this event on net income was a decrease of $4.4 million. In comparison, for the year ended December 31, 2012, losses from notable loss events were $97.8 million, primarily relating to Hurricane Sandy, which represented 11.8 percentage points of the loss ratio. Net of ($3.3) million of reinstatement premiums, the effect of the 2012 events on net income was a decrease of $101.1 million.

Losses and Loss Expenses by Line of Business
Details of Talbot loss ratios by line of business and period of occurrence are provided below.

	Losses and Loss Expense Ratio - Property Lines
	Years Ended December 31,
	2013	2012	2011
Property—current period—notable losses	1.4%	27.2%	72.8%
Property—change in prior accident years	(23.8)%	(15.0)%	(13.7)%
Property—current period excluding items above	62.1%	55.6%	63.6%
Property—loss ratio	39.7%	67.8%	122.7%

	Losses and Loss Expenses - Property Lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property - current period—notable losses	$2,694	$(44,762)	$47,456	$(69,996)	$117,452
Property—change in prior accident years	(45,692)	(19,429)	(26,263)	(4,094)	(22,169)
Property—current period excluding items above	119,152	21,891	97,261	(5,284)	102,545
Property - losses and loss expense	$76,154	$(42,300)	$118,454	$(79,374)	$197,828
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Property lines incurred $2.7 million of losses from a notable loss event, the European Floods, which represented 1.4 percentage points of the property lines loss ratio. In comparison, for the year ended December 31, 2012, Talbot’s property lines incurred $47.5 million of losses from notable loss events, primarily Hurricane Sandy, which represented 27.2 percentage points of the property lines loss ratio.
Property lines experienced $19.4 million higher favorable loss reserve development, primarily related to favorable development on the Tohuku earthquake, Thailand floods and Hurricane Sandy, combined with lower than expected attritional claims development during the year. The current period loss ratio, excluding the impact of notable losses, was higher by 6.5 percentage points, representing a higher level of attritional claims experienced during the year.

	Losses and Loss Expense Ratio - Marine Lines
	Years Ended December 31,
	2013	2012	2011
Marine—current period—notable losses	0.6%	12.2%	11.7%
Marine—change in prior accident years	(13.2)%	(11.3)%	(10.2)%
Marine—current period excluding items above	56.3%	50.5%	51.5%
Marine—loss ratio	43.7%	51.4%	53.0%

	Losses and Loss Expenses - Marine Lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Marine - current period—notable losses	$2,000	(41,294)	$43,294	7,524	$35,770
Marine—change in prior accident years	(46,092)	(6,032)	(40,060)	(8,678)	(31,382)
Marine—current period excluding items above	196,477	17,334	179,143	21,447	157,696
Marine - losses and loss expense	$152,385	(29,992)	$182,377	20,293	$162,084
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Marine lines incurred $2.0 million of losses from a notable loss event, the European Floods, which represented 0.6 percentage points of the marine lines loss ratio. In comparison, for the year ended December 31, 2012, Talbot’s marine lines incurred $43.3 million of losses from notable loss events, primarily Costa Concordia and Hurricane Sandy, which represented 12.2 percentage points of the marine lines loss ratio.
Marine lines experienced $6.0 million higher favorable loss reserve development, primarily related to lower than expected development on attritional claims during the period, as well as a lower emergence of events. This was partially offset by unfavorable reserve development of $7.5 million on Costa Concordia. The current period loss ratio, excluding the impact of notable losses, was higher by 5.8 percentage points, representing higher attritional claims and larger, non-notable events.

	Losses and Loss Expense Ratio - Specialty Lines
	Years Ended December 31,
	2013	2012	2011
Specialty—current period—notable losses	0.0%	2.3%	1.9%
Specialty—change in prior accident years	(18.8)%	(11.9)%	(11.2)%
Specialty—current period excluding items above	59.4%	50.3%	50.6%
Specialty—loss ratio	40.6%	40.7%	41.3%

	Losses and Loss Expenses - Specialty Lines
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Specialty - current period—notable losses	$—	$(7,076)	$7,076	$1,232	$5,844
Specialty—change in prior accident years	(54,406)	(18,321)	(36,085)	(2,127)	(33,958)
Specialty—current period excluding items above	172,204	19,996	152,208	(1,090)	153,298
Specialty - losses and loss expense	$117,798	$(5,401)	$123,199	$(1,985)	$125,184

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Specialty lines did not incur any notable losses for the year ended December 31, 2013. In comparison, for the year ended December 31, 2012, Talbot’s specialty lines incurred $7.1 million of losses from a notable loss event, Hurricane Sandy, which represented 2.3 percentage points of the specialty lines loss ratio.
Specialty lines experienced $18.3 million higher favorable loss reserve development, primarily related to lower than expected development on attritional claims during the period, as well as a lower emergence of events. The current period loss ratio, excluding the impact of notable losses, was higher by 9.1 percentage points, representing an increase in attritional claims experienced during the period.

Policy Acquisition Costs

	Policy Acquisition Costs
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Property	$22,310	$6,196	$16,114	$2,300	$13,814
Marine	80,299	(16,283)	96,582	26,958	69,624
Specialty	68,129	(3,101)	71,230	(2,666)	73,896
Total	$170,738	$(13,188)	$183,926	$26,592	$157,334

	Acquisition Cost Ratio
	Years Ended December 31,
	2013	Change	2012	Change	2011
Property	11.6%	2.4%	9.2%	0.6%	8.6%
Marine	23.0%	(4.2)%	27.2%	4.4%	22.8%
Specialty	23.5%	0.0%	23.5%	(0.9)%	24.4%
Total	20.5%	(1.6)%	22.1%	1.7%	20.4%

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The increase in property acquisition costs was due to increases in rates due to current market conditions and the changes in the onshore energy managing agent general commission arrangements. The decrease in the marine rates are a result of the impact of the reassessment of commission costs in calendar year 2012, which was offset by an equal increase on gross written and earned premium resulting in no net impact. The impact on the marine policy acquisition cost ratio for the year ended December 31, 2012 was an additional 3.2 percentage points.

General and Administrative and Share Compensation Expenses

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$136,458	16.4%	$133,281	16.0%	$112,072	14.6%
Share compensation expenses	$9,613	1.2%	$7,789	0.9%	$8,582	1.1%
Total	$146,071	17.6%	$141,070	16.9%	$120,654	15.7%

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
General and administrative and share compensation expenses have increased primarily as a result of a higher overall headcount, from 285 employees at December 31, 2012 to 306 employees at December 31, 2013, and a new grant issue.

Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Losses and loss expense ratio	41.7%	50.9%	63.0%
Policy acquisition cost ratio	20.5%	22.1%	20.4%
General and administrative expense ratio (a)	17.6%	16.9%	15.7%
Expense ratio	38.1%	39.0%	36.1%
Combined ratio	79.8%	89.9%	99.1%

(a)	Includes general and administrative expenses and share compensation expenses.

Net Investment Income

	Investment Income
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Fixed maturities and short-term investments	$17,514	$(2,147)	$19,661	$(3,608)	$23,269
Cash and cash equivalents	1,901	(1,252)	3,153	(419)	3,572
Total gross investment income	19,415	(3,399)	22,814	(4,027)	26,841
Investment expenses	(1,354)	150	(1,504)	(43)	(1,461)
Total	$18,061	$(3,249)	$21,310	$(4,070)	$25,380
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net investment income for the year ended December 31, 2013 decreased by $3.2 million or 15.2% due to falling yields on fixed maturity investments.

Non-Segment Discussion

Corporate Expenses
Corporate general and administrative expenses for the year ended December 31, 2013, net of eliminations related to the operating segments, were $68.8 million compared to $59.8 million for the year ended December 31, 2012, an increase of $9.0 million or 15.0%. General and administrative expenses have increased primarily due to higher performance bonus expense and headcount, from 155 employees at December 31, 2012 to 169 employees at December 31, 2013. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the year ended December 31, 2013 were $9.9 million compared to $10.9 million for the year ended December 31, 2012, a decrease of $1.0 million or 9.2%.
Corporate finance expenses for the year ended December 31, 2013 were $42.1 million compared to $41.7 million for the year ended December 31, 2012, an increase of $0.4 million or 0.9%.

Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since management does not include these items when assessing the results of its operating segments.

Net Realized and Unrealized (Losses) Gains on Investments

	Net Realized and Unrealized (Losses) Gains on Investments
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Net realized gains on investments	$3,258	$(14,975)	$18,233	$(10,299)	$28,532
Net unrealized (losses) gains on investments	(58,481)	(76,066)	17,585	37,576	(19,991)
Net realized and unrealized (losses) gains on investments	$(55,223)	$(91,041)	$35,818	$27,277	$8,541
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The change in net realized and unrealized losses on fixed maturity and short term investments of ($91.0) million was due to an unfavorable movement in net realized and unrealized losses on fixed maturity and short term investments of ($109.6) million, offset by a favorable movement in net realized and unrealized gains on other investments of $18.6 million.
The unfavorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve and a widening of corporate bond spreads, especially during the second quarter of 2013. The favorable movement on other investments was primarily due to an improved performance of the Paulson & Co. hedge fund investments held by PaCRe.

Income (Loss) From Investment Affiliate

	Gain (Loss) From Investment Affiliate
	Years Ended December, 31
(Dollars in thousands)	2013	Change	2012	Change	2011
Income (loss) from investment affiliate	$4,790	$5,754	$(964)	$(964)	$—
The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Income from investment affiliate for the year ended December 31, 2013 was $5.8 million higher than for the year ended December 31, 2012. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. and therefore reflects the underlying performance of that fund for the period.

Foreign Exchange Gains (Losses)
Our reporting currency is the U.S. dollar. As a significant portion of our operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect period-to-period comparisons. The Company's largest foreign currency fluctuation exposure is to the following currencies, with the movement in each currency against the U.S. dollar for the years ended December 31, 2013, 2012 and 2011 shown in the table below:

U.S. dollar (weakened) strengthened against:	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
British Pound sterling	(1.9)%	(4.4)%	(0.4)%
Euro	(4.0)%	(1.7)%	2.3%
Canadian Dollar	6.8%	(2.7)%	2.1%
Swiss Franc	(2.5)%	(2.4)%	(0.2)%
Australian Dollar	16.6%	(1.8)%	(0.4)%
New Zealand Dollar	0.6%	(6.0)%	(1.1)%
Singapore Dollar	3.4%	(5.8)%	0.4%
Japanese Yen	21.4%	12.5%	(5.4)%

	Foreign Exchange
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Foreign exchange gains (losses)	2,505	$(2,293)	4,798	$26,922	(22,124)

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Foreign exchange gains for the year ended December 31, 2013 were $2.3 million, or 47.8% lower than for the year ended December 31, 2012. The lower gain was primarily due to the fact that the Company holds non-U.S. dollar currency deposits, most notably in Australian dollars, which weakened significantly against the U.S. dollar during the year.

The Company currently hedges foreign currency exposure by balancing assets (primarily cash and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.

Net (Income) Loss Attributable to Noncontrolling Interest

	Net (Income) Loss Attributable to Noncontrolling Interest
	Years Ended December 31,
(Dollars in thousands)	2013	Change	2012	Change	2011
Net (income) loss attributable to noncontrolling interest	(9,695)	$(25,515)	15,820	$37,613	(21,793)

The Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
For the year ended December 31, 2013, net income attributable to noncontrolling interest was $9.7 million, which was comprised of operating income of $11.6 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $1.9 million, primarily on the investment portfolio within PaCRe.

For the year ended December 31, 2012, net loss attributable to noncontrolling interest was $15.8 million, which was comprised of operating income of $1.4 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $17.2 million, primarily on the investment portfolio within PaCRe.

Non-GAAP Financial Measures
The operating results of an insurance or reinsurance company are also often measured by reference to its net operating income, which is a non-GAAP financial measure. Net operating income, as set out in the table below, is reconciled to net income (the most directly comparable GAAP financial measure) by the addition or subtraction of certain Consolidated Statement of Comprehensive Income (Loss) line items, as illustrated below.

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011
Net operating income	$590,289	$335,265	$74,138
Net realized gains on investments	3,258	18,233	28,532
Net unrealized (losses) gains on investments	(58,481)	17,585	(19,991)
Gain on bargain purchase, net of expenses	—	17,701	—
Transaction expenses	—	—	(17,433)
Income (loss) from investment affiliate	4,790	(964)	—
Foreign exchange gains (losses)	2,505	4,798	(22,124)
Net income	$542,361	$392,618	$43,122

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
Operating income indicates the performance of the Company’s core underwriting function, excluding revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of operating income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance business. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing and loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
The Company excludes the U.S. GAAP measures noted above, in particular net realized and unrealized gains and losses on investments, from its calculation of operating income because the amount of these gains and losses is heavily influenced by, and fluctuates in part, according to availability of investment market opportunities. The Company believes these amounts are largely independent of its core underwriting activities and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing operating income provides investors with a valuable measure of profitability and enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s underlying business performance.
Operating income should not be viewed as a substitute for U.S. GAAP net income as there are inherent material limitations associated with the use of operating income as compared to using net income, which is the most directly comparable U.S. GAAP financial measure. The most significant limitation is the ability of users of the financial information to make comparable assessments of operating income with other companies, particularly as operating income may be defined or calculated differently by other companies. Therefore, the Company provides prominence in this filing to the use of the most comparable U.S. GAAP financial measure, net income, which includes the reconciling items in the table above. The Company compensates for these limitations by providing both clear and transparent disclosure of net income and reconciliation of operating income to net income.
The Company also uses underwriting income as a primary measure of underwriting results in its analysis of historical financial information and when performing its budgeting and forecasting processes. Analysts, investors and rating agencies who follow the Company request this non-GAAP financial information on a regular basis. In addition, underwriting income is one of the factors considered by the compensation committee of our Board of Directors in determining the total annual incentive compensation.
In presenting the Company's results, management has also included and discussed certain schedules containing managed gross premiums written, book value per diluted common share and book value per diluted common share plus accumulated dividends that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP and may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.
Managed gross premiums written represents gross premiums written by the Company and its operating affiliates. Managed gross premiums written differs from total gross premiums written, which the Company believes is the most directly comparable GAAP measure, due to the inclusion of premiums written on behalf of the Company's operating affiliates, AlphaCat Re 2011 and AlphaCat Re 2012, which are accounted for under the equity method of accounting. A reconciliation of managed gross premiums written to gross premiums written, the most comparable U.S. GAAP financial measure, for the years ended December 31, 2013 and December 31, 2012 is presented in the table below.

	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2013	2012	2011 (a)

Total gross premiums written	$2,401,106	$2,166,440	$2,124,691
Adjustments for:
Gross premiums written on behalf of AlphaCat Re 2011	(3,468)	94,317	—
Gross premiums written on behalf of AlphaCat Re 2012	(395)	32,171	—
Total managed gross premiums written	$2,397,243	$2,292,928	$2,124,691

(a) Total gross premiums written for the year ended December 31, 2011 included $60.0 million of gross premiums written from AlphaCat Re 2011, which was a consolidated subsidiary from formation until December 31, 2011.
The following tables present reconciliations of book value per diluted common share to book value per common share, the most comparable U.S. GAAP financial measure, at December 31, 2013 and December 31, 2012.

	As at December 31, 2013
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity	$3,704,094	96,044,312		$38.57
Book value per diluted common share
Total shareholders’ equity	3,704,094	96,044,312
Assumed exercise of outstanding warrants	98,513	5,296,056	$18.60
Assumed exercise of outstanding stock options	29,688	1,572,713	$18.88
Unvested restricted shares	—	2,853,083
Book value per diluted common share	$3,832,295	105,766,164		$36.23
Adjustment for accumulated dividends				7.68
Book value per diluted common share plus accumulated dividends				$43.91

	As at December 31, 2012
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders’ equity	$4,020,827	107,921,259		$37.26
Book value per diluted common share
Total shareholders’ equity	4,020,827	107,921,259
Assumed exercise of outstanding warrants	118,015	6,410,472	$18.41
Assumed exercise of outstanding stock options	37,745	1,823,947	$20.69
Unvested restricted shares	—	2,443,631
Book value per diluted common share	$4,176,587	118,599,309		$35.22
Adjustment for accumulated dividends				4.48
Book value per diluted common share plus accumulated dividends				$39.70

Liquidity and Capital Resources
Investments
At December 31, 2013, the Company held investments totaling $6,912.4 million, compared to $6,764.0 million at December 31, 2012, an increase of $148.3 million, or 2.2%. A significant portion of (re)insurance contracts written by the Company provides short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as government and government agency securities, corporate debt securities, bank loans and mortgage-backed and asset-backed securities. At December 31, 2013, the average duration of the Company’s fixed maturity and short term investment portfolio was 1.60 years (December 31, 2012: 1.34 years). This duration is reviewed regularly based on changes in the duration of our liabilities and in general market conditions.
The Company’s investment portfolio is also structured to preserve capital. With the exception of the Company's bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. At December 31, 2013, the Company’s fixed maturity portfolio had an average credit quality rating of AA- (2012 - AA-) and an effective yield of 1.30% (2012 - 1.65%) for the year then ended. The estimated fair value of investment grade fixed maturities was $4,762.1 million, or 85.9% of the fixed maturity portfolio, compared to $4,349.5 million, or 85.5%, an increase of $412.6 million, or 9.5%. The estimated fair value of non-investment grade fixed maturities, excluding bank loans, as at December 31, 2013 was $63.0 million compared to $62.4 million as at December 31, 2012, an increase of $0.6 million, or 1.0%.
The Company also has an allocation to other investments, primarily hedge funds. At December 31, 2013, these other investments, excluding noncontrolling interests, totaled $128.9 million, or 1.9%, of our total investments (2012 - $131.7 million or 1.9%). For further details related to our investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see notes 7 and 8 to the Consolidated Financial Statements in Part II, Item 8.
The value of the Company’s fixed maturity portfolio will fluctuate with, among other factors, changes in the interest rate environment and in overall economic conditions. Additionally, the structure of the investment portfolio exposes the Company to other risks, including insolvency or reduced credit quality of corporate debt securities, and prepayment, default and structural risks on asset-backed securities, mortgage-backed securities and bank loans.

The estimated fair value of investments at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$1,364,679	21.3%	$1,099,230	17.4%
Non-U.S. government and government agency	459,068	7.2%	302,279	4.8%
U.S. states, municipalities and political subdivision	43,120	0.7%	42,063	0.7%
Agency residential mortgage-backed securities	311,499	4.9%	388,874	6.1%
Non-agency residential mortgage-backed securities	15,759	0.2%	106,456	1.7%
U.S. corporate	1,332,484	20.8%	1,210,173	19.1%
Non-U.S. corporate	714,325	11.2%	593,265	9.4%
Bank loans	717,116	11.2%	673,383	10.6%
Catastrophe bonds	74,551	1.2%	56,947	0.9%
Asset-backed securities	509,657	8.0%	612,664	9.7%
Total fixed maturities	5,542,258	86.5%	5,085,334	80.3%
Total short-term investments	751,778	11.7%	1,114,250	17.6%
Total other investments	618,316	9.7%	564,448	8.9%
Total investments	6,912,352	107.9%	6,764,032	106.8%
Noncontrolling interest (a)	(489,402)	(7.6)%	(432,737)	(6.8)%
Redeemable noncontrolling interest (b)	(18,365)	(0.3)%	—	—%
Total investments excluding noncontrolling interest	$6,404,585	100.0%	$6,331,295	100.0%

(a)	Included in the other investments balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

(b)
Included in the short-term investments balance are investments held by consolidated AlphaCat ILS funds, where the Company has an equity interest of less than 100% and the remaining is held by third party investors.

As part of the ongoing risk management process, the Company monitors the aggregation of country or jurisdiction risk exposure. Jurisdiction risk exposure is the risk that events within a jurisdiction, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors within the jurisdiction to honor their obligations. The following table provides a breakdown of the fair value of jurisdiction risk exposures outside the United States within the Company’s fixed maturity portfolio:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total
United Kingdom	$153,248	13.1%	$105,023	11.7%
Germany	74,834	6.4%	45,728	5.1%
Supranational	59,274	5.1%	39,229	4.4%
Netherlands	29,395	2.5%	18,660	2.1%
Norway	24,340	2.1%	18,385	2.1%
Province of Ontario	24,097	2.1%	15,573	1.7%
Province of British Columbia	22,430	1.9%	14,412	1.6%
Other (individual jurisdictions below $20,000)	71,450	6.1%	45,269	5.1%
Total Non-U.S. Government Securities	459,068	39.1%	302,279	33.8%
European Corporate Securities	248,613	21.2%	233,582	26.1%
United Kingdom Corporate Securities	165,845	14.1%	109,260	12.2%
Other Non-U.S. Corporate Securities	299,867	25.6%	250,423	28.0%
Total Non-U.S. Fixed Income Portfolio	$1,173,393	100.0%	$895,544	100.0%

The Company manages its corporate debt securities by limiting its exposure to any single issuer, excluding government and agency securities, to 3% or less of its total investments and cash. At December 31, 2013, the Company did not have an aggregate exposure to any single issuer of more than 1.0%, other than with respect to government and government agency securities. The top ten exposures to fixed income corporate issuers at December 31, 2013 are as follows:

	December 31, 2013
(Dollars in thousands)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
JPMorgan Chase & Co.	$83,373	A-	1.0%
Bank of New York Mellon Corp.	50,029	A+	0.6%
Wells Fargo & Company	41,071	A	0.5%
BP Plc	41,052	A	0.5%
Verizon Communications Inc.	39,012	BBB+	0.5%
General Electric Co.	38,372	A+	0.5%
HSBC Holdings Plc	35,241	A+	0.4%
Apple Inc.	34,481	AA+	0.4%
AT&T Inc.	32,629	A-	0.4%
Royal Bank of Canada	31,981	AA-	0.4%
Total	$427,241		5.2%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

(b)
Credit exposures represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its major subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

(c)	Ratings used are the lower of Standard & Poor's (S&P) and Moody's. When Moody's ratings are used, they are presented in S&P's equivalent rating.

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	December 31, 2013
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	—%	9.1%	21,895
Aquiline Financial Services Fund II L.P.	32,110	—%	6.7%	34,500
Total	$129,646			$141,243

	December 31, 2012
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$62,792
AlphaCat Re 2012	26,500	49.0%	37.9%	29,319
AlphaCat 2013	45,000	40.9%	19.7%	45,000
AlphaCat ILS fund	20,000	—%	11.8%	20,000
Aquiline Financial Services Fund II L.P.	17,618	—%	6.7%	15,218
Total	$150,507			$172,329
During 2013, the Company received partial returns of investment from AlphaCat Re 2011 and AlphaCat Re 2012 of $54.9 million and $31.7 million, respectively. Offsetting these returns were contributions of capital to AlphaCat 2014 and Aquiline of $22.0 million and $14.5 million, respectively. The Company expects to receive further returns of investment in 2014 from AlphaCat Re 2011 and AlphaCat Re 2012.
Reserves for Losses and Loss Expenses
At December 31, 2013 and 2012, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at December 31, 2013
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$795,143	$643,051	$1,438,194
Marine	486,087	421,633	907,720
Specialty	256,651	427,834	684,485
Total	$1,537,881	$1,492,518	$3,030,399

	As at December 31, 2013
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$699,491	$548,400	$1,247,891
Marine	439,005	386,992	825,997
Specialty	226,071	360,286	586,357
Total	$1,364,567	$1,295,678	$2,660,245
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the year ended December 31, 2013.

	Year Ended December 31, 2013
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$2,122,895	$5,000	$1,480,307	$(90,629)	$3,517,573
Losses recoverable	(148,646)	—	(381,950)	90,629	(439,967)
Net reserves at period beginning	1,974,249	5,000	1,098,357	—	3,077,606
Net reserves disposed	(36,519)	—	—	—	(36,519)
Incurred losses—current year	489,284	17,569	492,527	—	999,380
Change in prior accident years	(59,258)	—	(146,190)	—	(205,448)
Incurred losses	430,026	17,569	346,337	—	793,932
Foreign exchange	(15,681)	43	2,342	—	(13,296)
Paid losses	(734,211)	(5,000)	(422,267)	—	(1,161,478)
Net reserves at period end	1,617,864	17,612	1,024,769	—	2,660,245
Losses recoverable	105,601	—	337,805	(73,252)	370,154
Gross reserves at period end	$1,723,465	$17,612	$1,362,574	$(73,252)	$3,030,399
The amount of recorded reserves represents management’s best estimate of expected losses and loss expenses on premiums earned. For the year ended December 31, 2013, favorable loss reserve development on prior accident years was $205.4 million, of which $59.3 million related to the Validus Re segment and $146.2 million related to the Talbot segment. Current year incurred losses included $60.8 million of losses from notable loss events, of which $55.3 million related to the Validus Re segment, $0.8 million related to the AlphaCat segment and $4.7 million related to the Talbot segment.
The management of insurance and reinsurance companies use significant judgment in the estimation of reserves for losses and loss expenses. Given the magnitude of some notable loss events and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding the estimation for these events. The Company's actual ultimate net loss may vary materially from these estimates. Ultimate losses for notable loss events are estimated through detailed review of contracts which are identified by the Company as potentially exposed to the specific notable loss event. However, there can be no assurance that the ultimate loss amount estimated for a specific contract will be accurate, or that all contracts with exposure to a specific notable loss event will be identified in a timely manner. Potential losses in excess of the estimated ultimate loss assigned to a contract on the basis of a specific review, or loss amounts from contracts not specifically included in the detailed review may be reserved for in the reserve for potential development on notable loss events. Any reserve for potential development on notable loss events (or “RDE”) is included as part of the Company's overall reserve as defined and disclosed in the Critical Accounting Policies and Estimates section.
As at December 31, 2012, the reserve for potential development on 2011 notable loss events was $42.2 million. During the year ended December 31, 2013, the Company allocated the full $42.2 million to the Christchurch earthquake and Gryphon Alpha mooring failure. Contract complexity, the nature and number of perils arising from these events, limits and sub limits exposed, the quality, flow and timing of information received by the Company, information regarding retrocessional covers, assumptions, both explicit and implicit, regarding future paid and reported loss development patterns, frequency and severity trends, claims settlement practices and potential changes in the legal environment led to complexity and volatility in the ultimate loss estimates for these events. As at December 31, 2012, the reserve for potential development on 2010 notable loss events had been fully allocated. No RDE has been established for 2012 or 2013 notable losses and therefore as at December 31, 2013 the Company had no remaining reserve for potential development on notable loss events.

For disclosure purposes, only those notable loss events which had an initial ultimate loss estimate above a defined threshold are disclosed separately and included in the reserves for notable loss event roll forward table below. To the extent that there are increased complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year. The Company increased the threshold for disclosure for notable loss events effective January 1, 2011, from $5.0 million to $15.0 million and further increased the threshold effective January 1, 2013 from $15.0 million to $30.0 million.

The reserve for notable loss events table below does not disclose 2010 notable loss events. Deepwater Horizon and the Christchurch earthquake, both 2010 events, had closing reserves as at December 31, 2013, of $82.2 million and $90.1 million, respectively.

Reserves for Notable Loss Events (Dollars in thousands)

2011 Notable Loss Events		Year Ended December 31, 2011			Year Ended December 31, 2012			Year Ended December 31, 2013
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-11	Unfavorable (b)	of RDE	31-Dec-12	Unfavorable (b)	of RDE	31-Dec13
Tohoku earthquake	$148,926	$37,963	$29,788	$216,677	$(6,652)	$16,342	$226,367	$(7,770)	$—	$218,597
Thailand floods	54,148	—	—	54,148	10,704	14,262	79,114	(4,260)	—	74,854
Gryphon Alpha	52,434	9,151	—	61,585	874	5,356	67,815	(353)	1,971	69,433
Cat 46	43,806	18,553	—	62,359	118	—	62,477	(3,264)	—	59,213
Christchurch earthquake	41,881	16,854	20,212	78,947	(495)	20,121	98,573	183	40,209	138,965
Hurricane Irene	32,451	3	—	32,454	(10,788)	—	21,666	(2,421)	—	19,245
Cat 48	31,481	9,190	—	40,671	5,612	—	46,283	(5,778)	—	40,505
Brisbane floods	31,023	4,848	—	35,871	(1,394)	—	34,477	(1,757)	—	32,720
CNRL Horizon	19,500	(8,706)	—	10,794	558	—	11,352	102	—	11,454
Danish flood	19,429	5,987	—	25,416	2,566	7,665	35,647	(2,363)	—	33,284
Jupiter 1	15,008	(73)	—	14,935	(166)	—	14,769	30	—	14,799
Total 2011 Notable Loss Events	$490,087	$93,770	$50,000	$633,857	$937	$63,746	$698,540	$(27,651)	$42,180	$713,069

				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-11			31-Dec-12			31-Dec-13
Tohoku earthquake			$59,100	$157,577		$94,011	$73,256		$25,986	$39,500
Thailand floods			1,748	52,400		13,017	64,349		23,740	36,349
Gryphon Alpha			8,686	52,899		19,487	39,641		36,039	5,221
Cat 46			51,429	10,930		1,700	9,348		3,310	2,774
Christchurch earthquake			(42)	78,989		5,708	92,907		53,365	79,934
Hurricane Irene			8,669	23,785		3,743	9,254		832	6,001
Cat 48			19,934	20,737		14,032	12,317		2,610	3,929
Brisbane floods			16,151	19,720		10,998	7,328		1,662	3,909
CNRL Horizon			5,600	5,194		5,746	6		12	96
Danish flood			7,872	17,544		15,099	12,676		3,142	7,171
Jupiter 1			14,342	593		245	182		87	125
Total 2011 Notable Loss Events			$193,489	$440,368		$183,786	$321,264		$150,785	$185,009

Reserves for Notable Loss Events (continued) (Dollars in thousands)

2012 Notable Loss Events		Year Ended December 31, 2012			Year Ended December 31, 2013
		Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	30-Dec-12	Unfavorable (b)	of RDE	30-Dec-13
Hurricane Sandy	$361,036	$—	$—	$361,036	$(2,009)	$—	$359,027
Costa Concordia	76,197	(2,061)	—	74,136	39,567	—	113,703
Cat 67	22,713	5,377	—	28,090	(8,817)	—	19,273
U.S. drought	22,021	—	—	22,021	4,619	—	26,640
Hurricane Isaac	15,209	67	—	15,276	(9,374)	—	5,902
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$23,986	$—	$524,545

		Year Ended December 31, 2012			Year Ended December 31, 2013
				Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-12			31-Dec-13
Hurricane Sandy			$38,515	$322,521		$134,978	$185,534
Costa Concordia			13,040	61,096		36,456	64,207
Cat 67			13,432	14,658		2,332	3,509
U.S. drought			12,346	9,675		14,294	—
Hurricane Isaac			313	14,963		3,727	1,862
Total 2012 Notable Loss Events			$77,646	$422,913		$191,787	$255,112

2013 Notable Loss Event					Year Ended December 31, 2013
					Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)				Unfavorable (b)	of RDE	31-Dec-13
European Floods	$77,587				$(16,762)	$—	$60,825
Total 2013 Notable Loss Events	$77,587				$(16,762)	$—	$60,825

							Closing
						Paid Loss (Recovery)	Reserve (d)
Notable Loss							31-Dec-13
European Floods						$8,006	$52,819
Total 2013 Notable Loss Events						$8,006	$52,819

(a)    Includes paid losses, case reserves and IBNR reserves.
(b)    Development other than allocation of RDE.
(c)     Excludes impact of movements in foreign exchange rates.
(d)     Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses (Recovery).

Reserve for Development on Notable Loss Events (RDE)	Reserve for potential development on 2010 notable loss events	Reserve for potential development on 2011 notable loss events	Reserve for potential development on 2012 and 2013 notable loss events	Total Reserve for potential development on notable loss events
(Dollars in thousands)
As at December 31, 2010	$33,386	$—	$—	$33,386
Reserve for potential development additions	—	128,000	—	128,000
Reserve for potential development allocations (a)	(14,769)	(50,000)	—	(64,769)
Reserve for potential development releases	—	—	—	—
As at December 31, 2011 (b)	$18,617	$78,000	$—	$96,617

Reserve for potential development additions (c)	—	27,926	—	27,926
Reserve for potential development allocations (a)	(18,617)	(63,746)	—	(82,363)
Reserve for potential development releases	—	—	—	—
As at December 31, 2012 (b)	$—	$42,180	$—	$42,180

Reserve for potential development additions	—	—	—	—
Reserve for potential development allocations (a)	—	(42,180)	—	(42,180)
Reserve for potential development releases	—	—	—	—
As at December 31, 2013 (b)	$—	$—	$—	$—

(a)
During the year ended December 31, 2011, $14.8 million was allocated to Deepwater Horizon from the 2010 reserve for development on notable loss events. During the same period, $29.8 million was allocated to the Tohoku earthquake and $20.2 million was allocated to the Christchurch earthquake from the 2011 reserve for development on notable loss events.

During the year ended December 31, 2012, $18.6 million was allocated to Deepwater Horizon from the 2010 reserve for development on notable loss events. During the same period, $16.3 million was allocated to the Tohoku earthquake, $20.1 million was allocated to the Christchurch earthquake, $7.7 million was allocated to the Danish flood and $14.3 million was allocated to the Thailand floods and $5.4 million was allocated to the Gryphon Alpha mooring failure from the 2011 reserve for development on notable loss events.

During the year ended December 31, 2013, $40.2 million was allocated to the Christchurch earthquake and $2.0 million to the Gryphon Alpha mooring failure from the 2011 reserve for potential development on notable loss events.

(b)
Notable losses for the year ended December 31, 2011 were Tohoku earthquake, Gryphon Alpha mooring failure, Christchurch earthquake, Brisbane floods, CNRL Horizon, Cat 46, Cat 48, Jupiter 1, Danish floods, Hurricane Irene and Thailand floods.

Notable losses for the year ended December 31, 2012 were Costa Concordia, Cat 67, U.S. drought, Hurricane Isaac and Hurricane Sandy.

Notable loss for the year ended December 31, 2013 was the European floods.

(c)
The 2011 notable loss events, principally the Tohoku earthquake, the Christchurch earthquake and the Thailand floods continued to experience adverse development as shown in the notable loss roll forward table. During the year ended December 31, 2012, based on the potential that one or some of the 2011 notable loss events eligible for potential allocation from the 2011 RDE may experience adverse development, rather than all deteriorating proportionately, an addition to the 2011 RDE of $27.9 million was made.

(d)	The RDE is included as part of the Company's overall reserve requirement as defined and disclosed in the Critical Accounting Policies and Estimates section.

Sources of Liquidity
Holding Company Liquidity
Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from operating subsidiaries within the Validus Re, AlphaCat and Talbot segments to pay dividends, finance expenses and other holding company expenses. There are restrictions on the payment of dividends from most operating subsidiaries, primarily due to regulatory requirements in the jurisdictions in which the operating subsidiaries are domiciled. Please refer to Part I, Item 1, "Regulation" for further discussion on the regulatory requirements in the jurisdictions in which the Company operates. Please also refer to Part II, Item 5, “Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for further discussion of the Company’s dividend policy. We believe the dividend/distribution capacity of the Company’s subsidiaries will provide the Company with sufficient liquidity for the foreseeable future. We continue to generate substantial cash from operating activities and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure to meet short and long-term objectives.
The following table details the capital of the Company’s more significant subsidiaries on an unconsolidated basis:

(Dollars in thousands)	Capital at December 31, 2013
Validus Reinsurance, Ltd. (consolidated), excluding IPCRe, Ltd. and Validus UPS, Ltd.	$2,634,536
IPCRe, Ltd. (formerly Validus Re Americas)	993,319
Validus UPS, Ltd. (formerly Flagstone)	126,693
Total Validus Reinsurance, Ltd. (consolidated)	3,754,548
Noncontrolling interest in PaCRe, Ltd.	497,657
Redeemable noncontrolling interest in AlphaCat ILS funds	86,512
Talbot Holdings, Ltd. (consolidated)	767,064
Other subsidiaries, net	65,117
Other, net	(94,021)
Total consolidated capitalization	5,076,877
Senior notes payable	(247,198)
Debentures payable	(541,416)
Redeemable noncontrolling interest	(86,512)
Total shareholders’ equity	$4,201,751
Sources and Uses of Cash
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
There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011 is shown in the following table.

	Years Ended December 31,
(Dollars in thousands)	2013	2012 (a)	2011
Net cash provided by operating activities	$265,274	$543,165	$545,140
Net cash (used in) investing activities	(157,895)	(268,915)	(392,834)
Net cash (used in) provided by financing activities	(264,048)	94,745	68,681
Effect of foreign currency rate changes on cash and cash equivalents	(6,364)	17,540	(8,883)
Net (decrease) increase in cash	$(163,033)	$386,535	$212,104

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.

Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during 2013 was $265.3 million compared to $543.2 million for 2012, an unfavorable movement of $277.9 million. This unfavorable movement reflected lower underwriting cash flows, mainly due to the increase in losses and loss expense payments of $325.5 million, partially offset by an increase in net premium receipts.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at December 31, 2013, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $6,912.4 million or 86.7% of total cash and investments. For further details related to investments pledged as collateral, see note 7 (d) to the Consolidated Financial Statements in Part II, Item 8.
Net cash used in investing activities during 2013 was ($157.9) million compared to ($268.9) million for 2012, a favorable movement of $111.0 million. This favorable movement was driven primarily by the returns on investment from AlphaCat Re 2011 and AlphaCat Re 2012 totaling $86.6 million during 2013, offset by an additional investment of $22.0 million in AlphaCat 2014. This is compared to the cost of purchasing shares in AlphaCat Re 2012, AlphaCat 2013 and the ILS funds totaling $91.5 million during 2012.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance of shares in the Company and its subsidiaries, and notes to operating affiliates.
Net cash used in financing activities during 2013 was ($264.0) million compared to net cash provided by financing activities of $94.7 million during 2012, an unfavorable movement of $358.8 million. This unfavorable movement was driven primarily by the increase of $250.0 million in quarterly dividends and the special dividend during 2013, an increase of $253.5 million in the repurchase of common shares under the share repurchase program and a reduction of $303.2 million in third party capital contributions to consolidated AlphaCat subsidiaries. These movements were offset by receipts from an issuance of notes payable to operating affiliates of $438.9 million.

Capital Resources
The following table details the Company's overall capital position as at December 31, 2013, 2012 and 2011.

Capitalization (Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Senior Notes (a)	$247,198	$247,090	$246,982
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	251,616	250,909	—
Total debt	788,614	787,799	536,782

Redeemable noncontrolling interest	86,512	—	—

Ordinary shares, capital and surplus available to Validus	3,704,711	4,023,780	3,455,026
Accumulated other comprehensive (loss)	(617)	(2,953)	(6,601)
Noncontrolling interest	497,657	434,280	—
Total shareholders' equity (d)	4,201,751	4,455,107	3,448,425

Total capitalization (d)	5,076,877	5,242,906	3,985,207
Total capitalization available to Validus (e) (f)	$4,492,708	$4,808,626	$3,985,207

Debt to total capitalization	15.5%	15.0%	13.5%
Debt (excluding JSDs) to total capitalization	4.9%	4.7%	6.2%

Notes

(a) On January 21, 2010, the Company offered and sold $250,000 of Senior Notes due 2040 (the “2010 Senior Notes”) in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The net proceeds of $244.0 million from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of our outstanding capital stock and dividends to our shareholders.

(b) $150.0 million of Junior Subordinated Deferrable Debentures (the "2006 Junior Subordinated Deferrable Debentures") were issued on June 15, 2006, mature on June 15, 2036 and have been redeemable at the Company's option at par since June 15, 2011. $200.0 million of Junior Subordinated Deferrable Debentures ("2007 Junior Subordinated Deferrable Debentures") were issued on June 21, 2007, mature on June 15, 2037 and have been redeemable at the Company's option at par since June 15, 2012. During 2008 and 2009, the Company repurchased $60.2 million principal amount of its 2007 Junior Subordinated Deferrable Debentures due 2037 from an unaffiliated financial institution.

(c) As part of the acquisition of Flagstone Reinsurance Holdings, S.A., the Company assumed $137.2 million of junior subordinated deferrable interest debentures due 2036 (the “Flagstone 2006 Junior Subordinated Deferrable Debentures”). The Flagstone 2006 Junior Subordinated Deferrable Debentures mature on September 15, 2036 and have been redeemable at the Company's option at par since September 15, 2011. In addition, the Company assumed $113.7 million of junior subordinated deferrable interest debentures due 2037 (the “Flagstone 2007 Junior Subordinated Deferrable Debentures”). $88.8 million of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on July 30, 2037 and have been redeemable at the Company's option at par since July 30, 2012. $25.0 million of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on September 15, 2037 and have been redeemable at the Company's option at par since September 15, 2012.

(d) Total capitalization equals total shareholders' equity plus borrowings drawn under credit facilities, Senior Notes and Junior Subordinated Deferrable Debentures and redeemable noncontrolling interests.

(e) Total capitalization available to Validus equals total capitalization less noncontrolling interests.

(f) The Company does not include notes payable to operating affiliate investors within total capitalization, since these are issued to some of the Company's operating affiliates specifically for the purpose of purchasing capital market products and writing collateralized reinsurance.

Shareholders' Equity

Shareholders' equity available to Validus at December 31, 2013 was $3,704.1 million.

On February 5, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, which is payable on March 31, 2014 to shareholders and warrant holders of record on March 14, 2014. The timing and amount of any future cash dividends, however, will be at the discretion of the

Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
On February 6, 2013, the Company approved a special dividend in the amount of $2.00 per common share and common share equivalent. The dividend was paid on February 26, 2013 to shareholders and warrant holders of record on February 19, 2013. On the same date the Board also approved an increase in the Company's regular quarterly dividend to $0.30 from $0.25 per common share and common share equivalent for which each outstanding warrant is exercisable.

The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 5 and October 31, 2013, the Board of Directors of the Company approved increases in its common share repurchase authorization to $500.0 million and $500.0 million, respectively. On February 5, 2014, the Board of Directors of the Company approved a further increase to the Company's common share repurchase authorization to $500.0 million. This amount is in addition to the $1,774.4 million of common shares repurchased by the Company through February 5, 2014 under its previously authorized share repurchase programs.

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

Debt and financing arrangements
The following table details the Company’s debt and financing arrangements as at December 31, 2013.

(Dollars in thousands)	Maturity Date / Term (a)	Commitments	In Use/Outstanding (b)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	358,567
$200,000 bi-lateral secured letter of credit facility	Evergreen	200,000	16,726
Talbot FAL Facility	December 31, 2015	25,000	25,000
PaCRe senior secured letter of credit facility	Evergreen	10,000	294
AlphaCat Reinsurance secured letter of credit facility	Evergreen	24,800	24,800
IPC Bi-Lateral Facility	Evergreen	40,000	20,177
Flagstone Bi-Lateral Facility	Evergreen	375,000	305,686
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,866	137,866
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total		$2,451,416	$1,542,666

(a)	The arrangement is indicated as evergreen if, unless written notice to the contrary is given, it automatically renews on a regular basis.

(b)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

For additional information about our debt, including the terms of our financing arrangements, basis for variable interest rates and debt covenants, Please refer to Note 19 "Debt and financing arrangements" to the Consolidated Financial Statements (Part II, Item 8) for further details.

Noncontrolling interest

On April 2, 2012, the Company joined with other investors in capitalizing PaCRe, a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. The total capital invested was $500.0 million, of which the Company has an equity interest of 10% and the remaining 90% interest is held by third party investors.

The Company has also joined with other investors in capitalizing three AlphaCat ILS funds, which invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities contracts. Two of the three funds are variable interest entities and are consolidated by the Company as the primary beneficiary, with the economics not attributable to the Company being shown as noncontrolling interest.

As at December 31, 2013, the amount of the Company's total capitalization owed to these third parties as redeemable noncontrolling interest or noncontrolling interest was $584.2 million.

Contractual Obligations and Commitments
The Company’s contractual obligations and commitments as at December 31, 2013 are set out below:

	Payment Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Reserve for losses and loss expenses(a)	$3,030,399	$1,521,255	$1,081,669	$311,604	115,871
2010 Senior Notes due 2040—principal(b)	250,000	—	—	—	250,000
2010 Senior Notes due 2040—interest(b)	n/a	22,188	44,375	44,375	22,188 p.a.
2006 Junior Subordinated Deferrable Debentures—principal(c)	150,000	—	—	—	150,000
2006 Junior Subordinated Deferrable Debentures—interest(c)	n/a	8,747	17,494	17,494	8,747 p.a.
2007 Junior Subordinated Deferrable Debentures—principal(d)	200,000	—	—	—	200,000
2007 Junior Subordinated Deferrable Debentures—interest(d)	n/a	10,360	20,720	20,720	10,360 p.a.
Flagstone 2006 Junior Subordinated Deferrable Debentures—principal (e)	137,866	—	—	—	137,866
Flagstone 2006 Junior Subordinated Deferrable Debentures—interest (e)	n/a	8,884	17,768	13,465	8,884 p.a.
Flagstone 2007 Junior Subordinated Deferrable Debentures—principal (f)	113,750	—	—	—	113,750
Flagstone 2007 Junior Subordinated Deferrable Debentures—interest (f)	n/a	6,732	13,465	13,465	6,732 p.a.
Notes payable to operating affiliates (g)	439,272	420,100	19,172	—	—
Operating lease obligations	57,443	11,293	18,572	16,679	10,899
Aquiline Financial Services Fund II L.P. (h)	17,890	17,890	—	—	—

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

(c)
The 2006 Junior Subordinated Deferrable Debentures (the "2006 JSDs") mature on June 15, 2036, are redeemable at the Company’s option at par beginning June 15, 2011, and require quarterly interest payments by the Company to the holders of the 2006 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 355 basis points, reset quarterly. The Company has entered into an interest rate swap which fixed the rate of interest on the 2006 JSDs at 5.83125%. The term of the swap is matched to the maturity date of the 2006 JSDs. The interest payments in the table above reflect the Company's contractual obligations with respect to the swap.

(d)
The 2007 Junior Subordinated Deferrable Debentures (the "2007 JSDs") mature on June 15, 2037, are redeemable at the Company’s option at par beginning June 15, 2012, and require quarterly interest payments by the Company to the holders of the 2007 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 295 basis points, reset quarterly. The Company has entered into an interest rate swap which fixed the rate of interest on the 2007 JSDs at 5.18%. The term of the swap is matched to the maturity date of the 2007 JSDs. The interest payments in the table above reflect the Company's contractual obligations with respect to the swap.

(e)
The Flagstone 2006 Junior Subordinated Deferrable Debentures mature on September 15, 2036, are redeemable at the Company's option at par beginning September 15, 2011, and require quarterly interest payments by the Company to the holders of the Flagstone 2006 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 354 basis points, reset quarterly. During 2013, the Company entered into a $120,000 interest rate swap which fixed the rate of interest on the Flagstone 2006 Junior Subordinated Deferrable Debentures at 6.405%. Also in 2013, the Company entered into a cross currency interest rate swap which fixed the rate of interest at 6.8625% and the notional at $17,463. The interest payments in the table above reflect the Company's contractual obligations with respect to the swaps.

(f)
$88,750 of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on July 30, 2037, are redeemable at the Company's option at par beginning July 30, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 300 basis points, reset quarterly. $25,000 of the Flagstone 2007 Junior Subordinated Deferrable Debentures mature on September 15, 2037, are redeemable at the Company's option at par beginning September 15, 2012, and require quarterly interest payments by the Company to the holders of the Flagstone 2007 Junior Subordinated Deferrable Debentures. Interest is payable at a floating rate of three-month LIBOR plus 310 basis points, reset quarterly. During 2013, the Company entered into a $100,000 interest rate swap which fixed the rate of interest at 5.9%, and also entered into a $25,000 interest rate swap which fixed the interest rate at 5.9825%. The interest payments in the table above reflect the Company's contractual obligations with respect to the swaps.

(g)
Contractual obligations related to the notes payable to operating affiliates, including the timing of any payment, are dependent upon the settlement of the relevant underlying transactions. The notes typically have at least a twelve month duration and do not have any principal amount, since the final amount payable is dependent on the income or loss generated by the transactions. They also do not have any stated maturity date, since full repayment is dependent on the complexity involved in the settlement of the underlying transactions. Please refer to Note 9 to the Consolidated Financial Statements (Part II, Item 8) for further details describing the notes payable.

(h)
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
For further details related to the Company's variable interest entities, see notes 9 and 10 to the Consolidated Financial Statements in Part II, Item 8.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of February 18, 2014:

	A.M. Best(a)	S&P(b)	Moody’s(c)	Fitch(d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB-
Subordinated debt	bbb-	BBB	Baa3	—
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Positive	Stable
Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable
Talbot
Financial strength rating applicable to all Lloyd’s syndicates	A	A+	—	A+
Outlook on ratings	Positive	Positive	—	Positive
Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A-	—	—
Outlook on ratings	Stable	Stable	—	—

(a)	The A.M. Best ratings were most recently affirmed on February 7, 2013.

(b)	The S&P ratings were most recently affirmed on August 30, 2012. The S&P rating for Validus Reinsurance (Switzerland), Ltd. was issued on December 11, 2013.

(c)	All Moody’s ratings were most recently affirmed on September 16, 2013.

(d)
The Fitch ratings were most recently affirmed on February 5, 2014 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. The Fitch ratings for Validus Reinsurance (Switzerland), Ltd. and Talbot were affirmed on October 18, 2013.

Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the following accounting policies are critical to the Company’s financial reporting as the application of these policies requires management to make significant judgments. Management believes the estimates that require the most subjective and complex judgments are (1) reserve for losses and loss expenses, (2) premiums, (3) reinsurance premiums ceded and reinsurance recoverables and (4) investment valuation.
Reserve for Losses and Loss Expenses
Description: We believe that the most significant accounting judgment made by management is our estimate of reserve for losses and loss expenses. The Company establishes its reserve for losses and loss expenses to cover the estimated remaining liability for both reported claims (“case reserves”) and unreported amounts (“incurred but not reported” or “IBNR" reserves). For insurance and reinsurance business, the IBNR reserves include provision for loss incidents that have occurred but have not yet been reported to the Company as well as for future variation in case reserves (where the claim has been reported but the ultimate cost is not yet known). The provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR at the aggregated line of business level. Additional individual claim IBNR amounts are sometimes calculated for larger claims within our insurance and reinsurance businesses. Within the reinsurance business, the portion of total IBNR related to future variation on known claims is calculated at the individual claim level in some instances (either as an additional case reserve or individual claim IBNR). Within the insurance business, the provision for future variation in current case reserves is generally calculated using actuarial estimates of total IBNR, while individual claim IBNR amounts are sometimes calculated for larger claims. IBNR is established by the Company separately for certain large or catastrophe losses and smaller “attritional” losses. The Company has procedures in place to aggregate large or catastrophe losses on a consolidated basis for financial reporting and disclosure purposes. For disclosure purposes, only those loss events which aggregate to over $30.0 million on a consolidated basis are disclosed separately and included in the reserve for notable loss events and reserve for development on notable loss events tables. Notable loss events are first determined at the respective operating segments based on segment thresholds and are then aggregated and disclosed if it is determined that they reach the consolidated threshold for notable loss disclosure.

For all lines of business, the Company’s reserve for losses and loss expenses and loss reserves recoverable consist of three categories: (1) case reserves, (2) in certain circumstances, additional case reserves ("ACR"), and (3) IBNR reserves. The reserves and recoverables for attritional and large or catastrophe losses are established on an annual and interim basis as follows:
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
2.ACR:    ACR are established for Validus Re and AlphaCat business by our claims department in cases where we believe the case reserves reported by the cedant requires adjustment. ACR supplement case reserves based on information obtained through ceding company audits or other sources. ACR are not generally used at Talbot as claim volumes are generally greater and thus the potential for future variation in case reserve estimates on known claims often can be analyzed at an aggregate level using historical data.
3.IBNR reserves:
a.Large or catastrophe events—IBNR reserves are established for all lines based on each segment’s estimates for known loss events for which not all claims have been reported to the Company. In establishing such IBNR reserves, the Company accumulates loss information from modeling agencies, where possible, publicly available sources and information contained in client reports and estimates. The loss information is applied to the Company’s book of in-force contracts to establish an estimate of the Company’s ultimate exposure to the loss event. For the largest loss events, the Company estimates an ultimate loss expectation for the individual event. Paid losses, case reserves and any additional case reserves are then deducted from the ultimate loss to ascertain the IBNR estimate for these individual large claims or catastrophe events. The size of event for which the Company establishes a separate ultimate loss estimate may vary based on an assessment of the materiality of the event, as well as on other factors.
b.Attritional losses—IBNR reserves are established using some combination of the actuarial methods described above, including the Chain Ladder method, the Generalized Cape Cod method and the Bornhuetter-Ferguson method. In situations where limited historic development data is available and/or the year being analyzed is more recent (less mature), the expected loss method and the Bornhuetter-Ferguson method are more commonly used. Under all methods used, an ultimate loss amount is established. Paid losses, case reserves and any additional case reserves are then deducted from the ultimate loss to ascertain the attritional IBNR reserves.
For all case reserves, ACR and IBNR, net reserves are estimated by first estimating gross reserves, then estimating reinsurance recoverables.
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

There will also be a time lag between a loss occurring and it being reported, first by the original claimant to its insurer, via the insurance broker, and, for reinsurance business, subsequently from the insurer to the reinsurer via the reinsurance broker.
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
The Company also writes longer tail insurance lines of business, predominantly financial institutions ($38.2 million of gross premiums written on a claims made basis), marine and energy liabilities ($61.5 million of gross premiums substantially written on a losses occurring basis) and aviation products and airport (aviation direct) ($11.9 million of gross premiums substantially written on a loss occurring basis) for the year ended December 31, 2013. These longer tail lines represent 4.6% of the Company's gross premiums written for the year ended December 31, 2013. For marine and energy liability, the time from the occurrence of a claim to its first report to the Company can be years. For marine and energy liability and financial institutions, the subsequent time between reporting of a claim and its settlement can also be years. In these intervening periods between occurrence, reporting and settlement, additional facts regarding individual claims and trends often will become known and current laws and case law may change, affecting the ultimate value of the claim.
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
For the Company’s reinsurance business, where the Company relies more heavily on information provided by clients in order to assist it in estimating reserves, the Company performs certain processes in order to help assess the completeness and accuracy of such information as follows:
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
Although there is normally a lag in receiving reinsurance data from cedants, the Company currently has adequate procedures in place regarding the timeliness related to the processing of assumed reinsurance information and there is no significant backlog. The Company actively manages its relationships with brokers and clients and considers existing disputes with counterparties to be in the normal course of business.

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
Loss emergence patterns for the business written by Talbot are generally derived from Talbot’s own historic loss development triangulations, supplemented in some instances by Lloyd’s market data. For the business written by Validus Re and AlphaCat, where its own historic loss development triangulations are currently more limited, greater use is made of market data including reinsurance industry data available from organizations such as statistical bureaus and consulting firms, where appropriate. Expected loss ratios are estimated in a variety of ways, largely dependent upon the data available. Wherever it deems appropriate, management incorporates the Company’s own loss experience in establishing initial expected loss ratios and reserves. This is particularly true for the business written by Talbot where a longer reserving history exists and expected losses and loss ratios consider, among other things, rate increases and changes in terms and conditions that have been observed in the market. For reinsurance business, expected losses and loss ratios are typically developed using vendor and proprietary computer models. The information used in these models is collected by underwriters and actuaries during the initial pricing of the business.
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
During 2010 and 2011, given the complexity and severity of notable loss events, explicit reserves for potential development on 2010 and 2011 notable loss events (RDE) were included within the Company's IBNR reserving process. As uncertainties surrounding initial estimates on notable loss events developed, this reserve has been allocated to specific notable loss events. No RDE was established for 2012 or 2013 notable losses.
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
Each of these factors may lead to associated volatility for each notable loss event as well as consideration of the total reserve for loss events in the aggregate. Consequently, all of these factors are considered in the aggregate for the events occurring in the quarter, recognizing that it is more likely that one or some of the events may deteriorate significantly, rather than all deteriorating proportionately. The establishment of each quarter's requirement for a reserve for potential development on notable loss events takes place as part of the quarterly evaluation of the Company's overall reserve requirements. It is not directly linked in isolation to any one significant/notable loss in the quarter. The reserve for potential development on notable loss events is evaluated by our in-house actuaries as part of their normal process in setting of indicated reserves for the quarter. In ensuing quarters, senior management and the in-house actuaries revisit and re-estimate certain events previously considered in the catastrophe loss event process as well as events that have subsequently emerged in the current quarter. To the extent that there has been adverse development on a notable loss event, if there is RDE remaining from that accident year, an allocation from the respective accident year RDE will be made to the notable loss event. If there is no remaining RDE relating to the accident year of the loss, then adverse development will be recorded for the notable loss event.
Changes to the reserve for potential development on notable loss events will be considered in light of changes to previous loss estimates from notable losses in this re-estimation process. To the extent that there are continued complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year, as illustrated in the RDE roll forward table above.
Management’s loss estimates are subject to annual corroborative review by independent external actuaries using generally accepted actuarial techniques and other analytical and qualitative methods.
The Company’s reserving methodology was not changed materially in the year ended December 31, 2013 from the methodology used in the year ended December 31, 2012 for Validus Re, Talbot or AlphaCat. Management’s best estimate of the gross reserve for losses and loss expenses and loss reserves recoverable at December 31, 2013 were $3,030.4 million and $370.2 million, respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment at December 31, 2013.

	As at December 31, 2013
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Validus Re	$936,803	$786,662	$1,723,465
AlphaCat	1,774	15,838	17,612
Talbot	644,142	718,432	1,362,574
Eliminations	(44,838)	(28,414)	(73,252)
Total	$1,537,881	$1,492,518	$3,030,399
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
Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2013 is $2,660.2 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2013 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.
Net reserve for losses and loss expenses at December 31, 2013—Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
Six month acceleration	$2,324,560
Three month acceleration	2,481,075
No change (selected)	2,660,245
Three month deceleration	2,853,845
Six month deceleration	3,078,181
Net reserve for losses and loss expenses at December 31, 2013—Sensitivity to expected loss ratios

Change in assumption	Reserve for losses and loss expenses
(Dollars in thousands)
10% favorable	$2,529,368
5% favorable	2,594,807
No change (selected)	2,660,245
5% unfavorable	2,725,685
10% unfavorable	2,791,124
The most significant variance in the above scenarios, six month deceleration in loss emergence patterns, would have the effect of increasing losses and loss expenses by $417.9 million.

Management believes that the reserve for losses and loss expenses are sufficient to cover expected claims incurred before the reporting date on the basis of the methodologies and judgments used to support its estimates. However, there can be no assurance that actual payments will not vary significantly from total reserves. The reserve for losses and loss expenses and the methodology of estimating such reserve are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.
Premiums
 Description: For insurance business, written premium estimates are determined from the business plan estimates of premiums by class, the aggregate of underwriters’ estimates on a policy-by-policy basis, and projections of ultimate premiums using generally accepted actuarial methods. In particular, direct insurance premiums are recognized in accordance with the type of contract written. The majority of our insurance premium is accepted on a direct open market or facultative (non-proportional) basis. We receive a premium which is identified in the policy and this premium will typically adjust only if the underlying insured values adjust.
A limited portion of our insurance business is written on a line slip or treaty (proportional) basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client, via the broker.
For reinsurance business, where the assumed reinsurance premium is written on an excess of loss (non-proportional) or on a pro-rata (proportional) basis, reinsurance contracts are generally written prior to the time the underlying direct policies are written by cedants and accordingly cedants must estimate such premiums when purchasing reinsurance coverage. For excess of loss contracts, the deposit premium is defined in the contract. The deposit premium is based on the client’s estimated premiums, and this estimate is the amount recorded as written premium in the period the risk incepts. In the majority of cases, these contracts are adjustable to reflect the changes in underlying risks during the contract period. For pro-rata contracts, an estimate of written premium is recorded in the period in which the risk incepts. The written premiums estimate is based on the pro rata cession percentage, on information provided by ceding companies and on management’s judgment. Management critically evaluates the information provided by ceding companies based on experience with the cedant, broker and the underlying book of business and may modify the initial premium estimates provided by the cedant.
The table below identifies the extent of premiums that were written on a proportional and non-proportional basis:

	Year Ended December 31, 2013		Year Ended December 31, 2012 (a)		Year Ended December 31, 2011
(Dollars in thousands)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)	Gross Written Premiums	Gross Written Premiums (%)
Proportional	$473,203	19.7%	$333,469	15.4%	$267,378	12.6%
Non-proportional	1,927,903	80.3%	1,832,971	84.6%	1,857,313	87.4%
Total	$2,401,106	100.0%	$2,166,440	100.0%	$2,124,691	100.0%

(a)	The results of operations for Flagstone are consolidated from the November 30, 2012 date of acquisition.
Premium earning: For contracts written on a losses occurring basis or claims made basis, being the majority of our insurance and excess of loss reinsurance business, premium income is generally earned proportionately over the expected risk period, usually 12 months. For contracts written on a risks attaching basis, being primarily our pro-rata reinsurance business, premiums are attached straight line over the period of the policy and generally earned over a 24 month period due to the fact that some of the underlying exposures may attach towards the end of the contract, and such underlying exposures generally have a 12 month coverage period. The portion of the premium related to the unexpired portion of the policy at the end of any reporting period is presented on the consolidated balance sheet as unearned premiums. This is then earned over the period during which we are exposed to the underlying risk. Changes in circumstance subsequent to contract inception can impact the earning period. For example, when the exposure limit for a contract is reached, we fully earn any associated unearned premium.
Judgments and Uncertainties: On a quarterly basis, the Company evaluates the appropriateness of premium estimates based on the latest information available, which may include actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, underlying values as necessary, information obtained during the underwriting renewal process, as well as an assessment of relevant economic conditions. Past experience may not be indicative of how future premium estimates develop.

For business written on a facultative basis, endorsements, based on reports by our clients of changes in the original contractual cover, are recorded in the period in which the client reports are received, which would normally be over the life of the cover or shortly afterwards. Typically the adjustment to the original premium is an insignificant portion of the total premium written.
For business written on a facility basis, although a premium estimate is not contractually stated for the amount of business to be written under any particular facility, an initial estimate of the expected premium written is received from the coverholder via the broker. Our estimate of premium is derived by reference to one or more of the following: the historical premium volume experienced by any facility, historical premium volume of similar facilities, the estimates provided by the broker and industry information on the underlying business. We actively monitor the development of actual reported premium against the estimates made; where actual reported premiums deviate from the estimate, we carry out an analysis to determine the cause and may, if necessary, adjust the estimated premiums.
For business written on an excess of loss basis, premium adjustments, based on reports by the clients of actual premium, are recorded in the period in which the cedant reports are received, which would normally be within six months to one year subsequent to the expiration of the contract. Typically the adjustment to the deposit premium is an insignificant portion of the total premium written. Many of our excess of loss contracts also include provisions that require an automatic reinstatement of coverage in the event of a loss. Reinstatement premiums are recognized when a triggering loss event occurs and losses are recorded by us. While the reinstatement premium amount is defined by contract terms, our recognition of reinstatement premiums is dependent on our estimate of losses and loss expenses, which reflect management’s best judgment as described above in "Reserve for Losses and Loss Expenses".
For business written on a proportional basis, we review premium estimates on a quarterly basis and evaluate their reasonability in light of actual reported premium to date, the latest premium estimates as provided by cedants and brokers, historical experience, management’s professional judgment, information obtained during the underwriting renewal process, as well as an assessment of relevant economic conditions. Factors contributing to changes from the initial premium estimates may include changes in renewal rates, rates of new business or underlying exposures. As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates may directly impact net premiums earned in the period they are determined because the adjustment may need to be substantially or fully earned.
The Company believes that reasonably likely changes in assumptions made in the estimation process would not have a significant impact on gross premiums written as recorded.
Credit risk: Management includes an assessment of the creditworthiness of cedants in the review process above, primarily based on market knowledge, reports from rating agencies, the timeliness of cedants’ payments and the status of current balances owing. Based on this assessment, management believes that as at December 31, 2013 no provision for doubtful accounts is necessary for receivables from cedants.

Reinsurance Premiums Ceded and Reinsurance Recoverables
 Description: As discussed in Item 1 “Business” the Company primarily uses ceded reinsurance for risk mitigation purposes. Validus Re purchases reinsurance on an excess of loss and a proportional basis together with ILW coverage. Talbot purchases reinsurance on an excess of loss and a proportional basis together with a relatively small amount of facultative reinsurance and ILWs.
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
Paid losses recoverable and loss reserves recoverable balances include amounts owed to us in respect of paid and unpaid ceded losses and loss expenses, respectively. The balances are presented net of a provision for non-recoverability. As at December 31, 2013, loss reserves recoverable balances were $370.2 million and paid losses recoverable balances were $80.1 million. In establishing our reinsurance recoverable balances, significant judgment is exercised by management in determining the amount of unpaid losses and loss expenses to be ceded as well as our ability to cede losses and loss expenses under our reinsurance contracts.

The Company's ceded unpaid losses and loss expenses consists of two elements, those for reported losses and those for IBNR. Ceded amounts for IBNR are developed as part of our loss reserving process. Consequently, the estimation of ceded unpaid losses and loss expenses is subject to similar risks and uncertainties in the estimation of gross IBNR (see “Reserve for Losses and Loss Expenses” above). As at December 31, 2013, ceded IBNR recoverable balances were $196.8 million.
Although our reinsurance recoverable balances are derived from our determination of contractual provisions, the recoverability of such amounts may ultimately differ due to the potential for a reinsurer to become financially impaired or insolvent or for a contractual dispute over contract language or coverage. Consequently, we review our reinsurance recoverable balances on a regular basis to determine if there is a need to establish a provision for non-recoverability. In performing this review, the Company uses judgment in assessing the credit worthiness of our reinsurers and the contractual provisions of our reinsurance agreements. As at December 31, 2013, the Company had a provision for non-recoverability of $5.8 million. In the event that the credit worthiness of our reinsurers were to deteriorate, actual uncollectible amounts could be significantly greater than our provision for non-recoverability.
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
At December 31, 2013, the use of different assumptions within the model could have an effect on the provision for uncollectible reinsurance reflected in the Company’s Consolidated Financial Statements. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision.

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
In addition to internal controls, management relies on the effectiveness of the valuation controls in place at the Company’s external investment accounting service provider (supported by a Statement on Standards for Attestation Engagements No. 16 Report) in conjunction with regular discussion and analysis of the investment portfolio’s structure and performance. To date, management has not noted any issues or discrepancies related to investment valuation.
Other investments consist of hedge funds, a fund of hedge funds, an investment fund, private equity investments and a deferred compensation trust held in mutual funds. The hedge funds were valued at $561.1 million at December 31, 2013. The hedge funds consist of an investment in four Paulson & Co. managed funds and a hedge fund assumed from the Flagstone Acquisition.
The Paulson & Co. Inc. funds' administrator provides monthly reported Net Asset Values ("NAVs") with a one-month delay in its valuation. As a result, the funds' administrator's November 30, 2013 NAV was used as a partial basis for fair value measurement in the Company's December 31, 2013 balance sheet. The fund manager provides an estimate of the NAV at December 31, 2013 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. As this valuation technique incorporates both observable and significant unobservable inputs, the Paulson hedge funds are classified as Level 3 assets. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. These managed hedge funds are subject to quarterly liquidity.
The Flagstone hedge funds and private equity investments' monthly reported NAV is provided with a one-month or one-quarter delay in its valuation. As a result, the November 30, 2013 NAV or the September 30, 2013 NAV was used as a basis for fair value measurement in the Company's December 31, 2013 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investments funds and private equity investments are classified as Level 3 assets.
The fund of hedge funds includes a side pocket valued at $2.3 million at December 31, 2013. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's November 30, 2013 NAV was used as a basis for fair value measurement in the Company's December 31, 2013 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
The investment fund consists of a pooled investment which is invested in fixed income securities with high credit ratings. The investment fund was valued at $31.6 million at December 31, 2013. The fair value of units in the investment fund is based on the net asset value of the fund as reported by Lloyd's Treasury & Investment Management. As the pricing of the underlying securities are based on quoted prices in active market. The investment fund is classified as a Level 2 asset.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of interest rate risk and a sensitivity analysis of the impact of interest rate variances on the valuation of the Company’s fixed maturity and short-term investments.

Regulation
Reference is made to Part I, Item 1. "Business" for a discussion with respect to the impact of regulation on the Company.

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth herein under Part I Item 1A “Risk Factors” and under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other sections of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the risk and other factors set forth in the Company’s other filings with the SEC, as well as management’s response to any of the aforementioned factors.

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
Interest Rate Risk:    The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise and credit spreads widen, the market value of the Company’s fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline and credit spreads tighten, the market value of the Company’s fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities the Company assumes.
As at December 31, 2013, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.6%, or approximately $106.0 million. As at December 31, 2013, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.5% or approximately $98.1 million.
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

As at December 31, 2013, the Company held $836.9 million (December 31, 2012: $1,108.0 million), or 15.1% (December 31, 2012: 21.8%) of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and/or refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.
Foreign Currency Risk:    Certain of the Company’s reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of December 31, 2013, $877.4 million, or 9.0% of our total assets and $912.8 million, or 16.7% of our total liabilities were held in foreign currencies. As of December 31, 2013, $133.4 million, or 2.4% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2012, $1,264.7 million, or 12.6% of our total assets and $1,217.9 million, or 21.9% of our total liabilities were held in foreign currencies. As of December 31, 2012, $152.3 million, or 2.7% of our total liabilities held in foreign currencies were non-monetary items. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 11 of Part II, Item 8 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.
Credit Risk:    We are exposed to credit risk from the possibility that counterparties may default on their obligations to us. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverable from reinsurers. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. Where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At December 31, 2013, 1.5% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 1.0% of total investments, other than with respect to government securities.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company’s financial assets. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2013, 96.7% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2012: 97.9% rated A- or above) or from reinsurers posting full collateral.
Liquidity risk:    Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency residential mortgage-backed securities and bank loans which represent 9.2% at December 31, 2013 (December 31, 2012: 9.8%) of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At December 31, 2013, the Company had $1,300.7 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company’s debt and financing arrangements at December 31, 2013 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use/ Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	358,567
$200,000 secured letter of credit facility	Evergreen	16,726
Talbot FAL facility	December 31, 2015	25,000
PaCRe Senior secured letter of credit	Evergreen	294
AlphaCat Reinsurance secured letter of credit facility	Evergreen	24,800
IPC Bi-Lateral Facility	Evergreen	20,177
Flagstone Bi-Lateral Facility	Evergreen	305,686
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,866
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total		$1,542,666
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992) (the “Framework”). Based on its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the Framework criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers Ltd., an independent registered public accounting firm, as stated in their report included in this filing.
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

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain of the information required by this item relating to the executive officers of the Company may be found starting at page 46. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table displays certain information regarding our equity compensation plan at December 31, 2013:

(Dollars in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity compensation plans
2005 Amended and Restated Long-Term Incentive Plan	4,199,689	$18.88	1,768,372
Director Stock Compensation Plan	—		52,104
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

Item 14.    Principal Accounting Fees and Services
This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits.

(a)	Financial Statements and Financial Statement Schedules are included as pages F-1 to F-76.

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

4.14
Junior Subordinated Indenture dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.15
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.16
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holding, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.17
Third Supplemental Indenture, dated as of November 30, 2012, among Validus UPS, Ltd., Validus Holdings, Ltd. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.18
Junior Subordinated Indenture, dated as of September 20, 2007, between Flagstone Reinsurance Holdings Limited and The Bank of New York Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.19
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Reinsurance Holdings, S.A., Flagstone Reinsurance Holdings Limited and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.20
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and The Bank of New York Mellon Trust Company, National Association, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.21
Third Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A., Validus UPS, Ltd., Validus Holdings, Ltd. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.22
Junior Subordinated Indenture, dated as of June 8, 2007, among Flagstone Finance S.A., Flagstone Reinsurance Holdings Limited and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.23
First Supplemental Indenture, dated as of May 17, 2010, among Flagstone Finance S.A., Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.24
Second Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A., Flagstone Reinsurance Holdings (Bermuda) Limited, Flagstone Reinsurance Holdings, S.A. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.25
Third Supplemental Indenture, dated as of November 30, 2012, among Flagstone Finance S.A, Validus UPS, Ltd., Validus Holdings, Ltd. and Wilmington Trust Company, as trustee (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.26
Note Purchase Agreement, dated as of August 23, 2006, between Flagstone Reinsurance Holdings Limited and Merrill Lynch International (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.27
Amendment No. 2, dated as of November 30, 2012, to the Note Purchase Agreement, among Validus UPS, Ltd., Validus Holdings, Ltd. and the noteholders named therein (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.28
Amendment No. 2, dated as of November 30, 2012, to the Note Purchase Agreement, among Validus UPS, Ltd., Validus Holdings, Ltd. and the noteholders named therein (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

4.29
Share Purchase Warrant, dated November 30, 2012, between Validus Holdings, Ltd. and Leyton Limited (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 30, 2012)

10.1
Amendment and Restatement Agreement dated November 19, 2013 relating to a $25 million Standby Letter of Credit Facility dated as of 28 November 2007 as amended, among Talbot Holdings Ltd., as Borrower, Validus Holdings, Ltd., as Guarantor, Lloyds Bank plc, as joint Mandated Lead Arranger, Agent, and Security Trustee, and ING Bank N.V., London Branch, as joint Mandated Lead Arranger. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 22, 2013)

10.2
Four-Year Unsecured Revolving Credit and Letter of Credit Facility, dated as of March 9, 2012, among Validus Holdings, Ltd., Validus Re Americas, Ltd., PaCRe, Ltd. and Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Deutsche Bank Securities Inc., as syndication agent. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012)

10.3
Four-Year Secured Letter of Credit Facility, dated as of March 9, 2012, among Validus Holdings, Ltd., Validus Re Americas, Ltd. and Validus Reinsurance, Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and Deutsche Bank Securities Inc., as syndication agent. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on March 13, 2012)

10.4
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Lixin Zeng dated as of November 1, 2012 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6. 2012)

10.5
Amended and Restated Employment Agreement dated as of February 15, 2013 between Validus Holdings, Ltd. and Jeffrey D. Sangster (Incorporated by reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2012, filed with the SEC on February 15, 2013).

10.6
Third Amended and Restated Employment Agreement, dated as of May 21, 2012, by and between Validus Holdings, Ltd. and Conan M. Ward (Incorporated by reference from the Company's Current Report on Form 8-K filed on May 21, 2012)

10.7	Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Edward J. Noonan (Incorporated by reference from S-1 SEC File No. 333-139989)

10.8
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

10.11
Amendment to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 13, 2008)

10.11.1
Separation Agreement, dated as of May 31, 2013, between Validus Holdings, Ltd. and Stuart W. Mercer (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2013)

10.12
Employment Agreement dated as of September 1, 2010 between Validus Holdings, Ltd. and Jonathan P. Ritz. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 8, 2010)

10.12.1
Amendment No. 1 to Employment Agreement between Validus Holdings, Ltd. and Jonathan P. Ritz dated as of October 1, 2010 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011)

10.13
Service Agreement between Talbot Underwriting Services, Ltd. and Charles Neville Rupert Atkin (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 6, 2008)

10.14
Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of April 1, 2011 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

10.14.1
Amendment No. 1 to Amended and Restated Employment Agreement between Validus Holdings, Ltd. and Robert F. Kuzloski dated as of August 1, 2012 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 6, 2012)

10.15
Employment Agreement between Validus Holdings, Ltd. and Andrew Kudera dated as of February 2, 2010 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011)

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

10.30
Amendment No. 1 to Validus Holdings, Ltd. Directors Stock Compensation Plan dated as of January 5, 2009 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009)

10.31
Assignment and Assumption Agreement dated as of December 20, 2011, by and among Aquiline Capital Partners LLC, Validus Reinsurance, Ltd. and Aquiline Capital Partners II GP (Offshore)  Ltd. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on December 23, 2011)

10.32
Employment Agreement dated October 25 2012 between Validus America, Inc. and for purposes of Section 12.04, countersigned by Validus Holdings, Ltd. and John J. Hendrickson (Incorporated by reference from the Company’s Annual Report on Form 10-K for year ended December 31, 2012, filed with the SEC on February 15, 2013)

10.33
Employment Agreement dated as of April 2, 2013 between Validus America, Inc. and Romel Salam (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.34
Amended and Restated Employment Agreement dated as of April 30, 2013 between Validus Services (Bermuda), Ltd. and Kean Driscoll (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 6, 2013)

10.35
Employment Agreement dated as of June 19, 2013, between Validus Holdings, Ltd. and Michael Moore (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013)

21	*	Subsidiaries of the Registrant

23	*	Consent of PricewaterhouseCoopers Ltd.

24		Power of attorney (Incorporated by Reference from signature page)

31	*	Rule 13a-14(a)/15d-14(a) Certifications

32	*	Section 1350 Certification

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 18, 2014.

Validus Holdings, Ltd.
By:	/s/ EDWARD J. NOONAN
	Name:	Edward J. Noonan
	Title:	Chief Executive Officer

By:	/s/ JEFFREY D. SANGSTER
	Name:	Jeffrey D. Sangster
	Title:	Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
We, the undersigned directors and executive officers of Validus Holdings, Ltd. hereby severally constitute Edward J. Noonan and Jeffrey D. Sangster, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. NOONAN	Chairman of the Board of Directors	February 18, 2014
Name: Edward J. Noonan	and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY D. SANGSTER	Executive Vice President	February 18, 2014
Name: Jeffrey D. Sangster	and Chief Financial Officer (Principal Finance Officer and Principal Accounting Officer)

/s/ MAHMOUD ABDALLAH	Director	February 18, 2014
Name: Mahmoud Abdallah

/s/ MICHAEL CARPENTER	Director	February 18, 2014
Name: Michael Carpenter

/s/ JOSEPH E. (JEFF) CONSOLINO	Director	February 18, 2014
Name: Joseph E. (Jeff) Consolino

/s/ MATTHEW J. GRAYSON	Director	February 18, 2014
Name: Matthew J. Grayson

/s/ JOHN J. HENDRICKSON	Director	February 18, 2014
Name: John J. Hendrickson

/s/ JEAN-MARIE NESSI	Director	February 18, 2014
Name: Jean-Marie Nessi

/s/ MANDAKINI PURI	Director	February 18, 2014
Name: Mandakini Puri

/s/ THERESE M. (TERRI) VAUGHAN	Director	February 18, 2014
Name: Therese M. (Terri) Vaughan

/s/ CHRISTOPHER E. WATSON	Director	February 18, 2014
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Validus Holdings, Ltd.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Validus Holdings, Ltd. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers Ltd.
PricewaterhouseCoopers Ltd.
Hamilton, Bermuda
February 18, 2014

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at December 31, 2013 and 2012
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013	December 31, 2012

Assets
Fixed maturities, at fair value (amortized cost: 2013—$5,522,853; 2012—$5,008,514)	$5,542,258	$5,085,334
Short-term investments, at fair value (amortized cost: 2013—$751,734; 2012—$1,112,929)	751,778	1,114,250
Other investments, at fair value (cost: 2013—$637,728; 2012—$583,068)	618,316	564,448
Cash and cash equivalents	1,056,346	1,219,379
Total investments and cash	7,968,698	7,983,411
Investments in affiliates	141,243	172,329
Premiums receivable	697,233	802,159
Deferred acquisition costs	134,269	146,588
Prepaid reinsurance premiums	103,251	99,593
Securities lending collateral	3,392	225
Loss reserves recoverable	370,154	439,967
Paid losses recoverable	80,080	46,435
Intangible assets	106,407	110,569
Goodwill	20,393	20,393
Accrued investment income	18,876	21,321
Other assets	202,436	177,274
Total assets	$9,846,432	$10,020,264

Liabilities
Reserve for losses and loss expenses	$3,030,399	$3,517,573
Unearned premiums	824,496	894,362
Reinsurance balances payable	154,874	138,550
Securities lending payable	3,858	691
Deferred income taxes	19,086	20,259
Net payable for investments purchased	19,383	38,346
Accounts payable and accrued expenses	278,187	167,577
Notes payable to operating affiliates	439,272	—
Senior notes payable	247,198	247,090
Debentures payable	541,416	540,709
Total liabilities	$5,558,169	$5,565,157

Commitments and contingent liabilities
Redeemable noncontrolling interest	86,512	—

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2013—154,488,497; 2012—152,698,191; Outstanding: 2013—96,044,312; 2012—107,921,259)	$27,036	$26,722
Treasury shares (2013—58,444,185; 2012—44,776,932)	(10,228)	(7,836)
Additional paid-in-capital	1,677,894	2,160,478
Accumulated other comprehensive (loss)	(617)	(2,953)
Retained earnings	2,010,009	1,844,416
Total shareholders’ equity available to Validus	3,704,094	4,020,827
Noncontrolling interest	497,657	434,280
Total shareholders’ equity	$4,201,751	$4,455,107

Total liabilities, noncontrolling interests and shareholders’ equity	$9,846,432	$10,020,264
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013	December 31, 2012	December 31, 2011

Revenues
Gross premiums written	$2,401,106	$2,166,440	$2,124,691
Reinsurance premiums ceded	(372,585)	(307,506)	(289,241)
Net premiums written	2,028,521	1,858,934	1,835,450
Change in unearned premiums	73,524	14,282	(33,307)
Net premiums earned	2,102,045	1,873,216	1,802,143
Gain on bargain purchase, net of expenses	—	17,701	—
Net investment income	96,072	107,936	112,296
Net realized gains on investments	3,258	18,233	28,532
Net unrealized (losses) gains on investments	(58,481)	17,585	(19,991)
Income (loss) from investment affiliate	4,790	(964)	—
Other income	8,343	22,396	5,718
Foreign exchange gains (losses)	2,505	4,798	(22,124)
Total revenues	2,158,532	2,060,901	1,906,574
Expenses
Losses and loss expenses	793,932	999,446	1,244,401
Policy acquisition costs	360,310	334,698	314,184
General and administrative expenses	315,265	263,652	197,497
Share compensation expenses	27,630	26,709	34,296
Finance expenses	64,177	53,857	54,817
Transaction expenses	—	—	17,433
Total expenses	1,561,314	1,678,362	1,862,628
Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	597,218	382,539	43,946
Tax (expense)	(383)	(2,501)	(824)
Income from operating affiliates	14,289	12,580	—
(Income) attributable to operating affiliate investors	(68,763)	—	—
Net income	$542,361	$392,618	$43,122
Net (income) loss attributable to noncontrolling interest	(9,695)	15,820	(21,793)
Net income available to Validus	$532,666	$408,438	$21,329

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,954)	3,648	(1,146)

Other comprehensive (loss) income	$(1,954)	$3,648	$(1,146)

Comprehensive income available to Validus	$530,712	$412,086	$20,183

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	102,202,274	97,184,110	98,607,439
Diluted	103,970,289	102,384,923	100,928,284

Basic earnings per share available to common shareholders	$5.02	$4.13	$0.14
Earnings per diluted share available to common shareholders	$4.94	$3.99	$0.14

Cash dividends declared per share	$3.20	$1.00	$1.00
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013	December 31, 2012	December 31, 2011

Common shares
Balance—Beginning of period	$26,722	$23,538	$23,247
Common shares issued, net	314	3,184	291
Balance—End of period	$27,036	$26,722	$23,538
Treasury shares
Balance—Beginning of period	$(7,836)	$(6,131)	$(6,096)
Repurchase of common shares	(2,392)	(1,705)	(35)
Balance—End of period	$(10,228)	$(7,836)	$(6,131)
Additional paid-in capital
Balance—Beginning of period	$2,160,478	$1,893,890	$1,860,960
Common shares issued, net	898	498,136	4,594
Repurchase of common shares	(511,112)	(258,257)	(5,960)
Share compensation expenses	27,630	26,709	34,296
Balance—End of period	$1,677,894	$2,160,478	$1,893,890
Accumulated other comprehensive (loss)
Balance—Beginning of period	$(2,953)	$(6,601)	$(5,455)
Amounts reclassified to retained earnings	4,290	—	—
Other comprehensive (loss) income	(1,954)	3,648	(1,146)
Balance—End of period	$(617)	$(2,953)	$(6,601)
Retained earnings
Balance—Beginning of period	$1,844,416	$1,543,729	1,632,175
Dividends	(362,783)	(107,751)	(109,775)
Net income	542,361	392,618	43,122
Net (income) loss attributable to noncontrolling interest	(9,695)	15,820	(21,793)
Amounts reclassified from accumulated other comprehensive (loss)	(4,290)	—
Balance—End of period	$2,010,009	$1,844,416	$1,543,729

Total shareholders’ equity available to Validus	$3,704,094	$4,020,827	$3,448,425

Noncontrolling interest	$497,657	$434,280	$—

Total shareholders' equity	$4,201,751	$4,455,107	$3,448,425
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows provided by (used in) operating activities
Net income	$542,361	$392,618	$43,122
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	27,630	26,709	34,296
Loss on sale of subsidiary	3,237	—	—
Bargain purchase gain	—	(49,702)	—
Amortization of discount on senior notes	108	108	108
(Income) loss from investment affiliate	(4,790)	964	—
Net realized (gains) on investments	(3,258)	(18,233)	(28,532)
Net unrealized losses (gains) on investments	58,481	(17,585)	19,991
Amortization of intangible assets	4,162	10,159	4,162
(Income) from operating affiliates	(14,289)	(12,580)	—
Foreign exchange losses (gains) included in net income	1,912	(16,123)	9,659
Amortization of premium on fixed maturities	19,093	24,289	31,150
Change in:
Premiums receivable	127,442	19,860	(77,634)
Deferred acquisition costs	12,319	(1,875)	2,392
Prepaid reinsurance premiums	(3,658)	3,116	(19,964)
Loss reserves recoverable	69,910	40,708	(89,232)
Paid losses recoverable	(33,807)	54,248	(62,566)
Income taxes recoverable	—	522	1,216
Accrued investment income	2,499	7,404	7,750
Other assets	(80,718)	(9,618)	(574)
Reserve for losses and loss expenses	(472,883)	116,902	596,325
Unearned premiums	(69,866)	(17,148)	43,866
Reinsurance balances payable	(4,724)	(12,365)	56,041
Deferred income taxes	(1,008)	1,040	(8,146)
Accounts payable and accrued expenses	85,121	(253)	(18,290)
Net cash provided by operating activities	265,274	543,165	545,140
Cash flows provided by (used in) investing activities
Proceeds on sales of investments	4,370,548	3,393,740	4,058,495
Proceeds on maturities of investments	490,459	548,226	353,006
Purchases of fixed maturities	(5,392,728)	(3,726,611)	(4,551,070)
Sales (purchases) of short-term investments, net	358,494	74,954	(215,055)
(Purchases) sales of other investments	(53,054)	(479,856)	3,967
(Increase) decrease in securities lending collateral	(3,167)	7,771	14,631
Redemption from (purchase of) investment in operating affiliates, net	64,657	(91,500)	—
Purchase of investment in investment affiliate	(14,492)	(12,835)	—
Proceeds on sale of subsidiary	21,388	—	11,000
Cash (redeemed) in deconsolidation of subsidiary	—	—	(67,808)
Purchase of subsidiary, net of cash acquired	—	17,196	—
Net cash (used in) investing activities	(157,895)	(268,915)	(392,834)
Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to operating affiliates	438,859	—	—
Issuance of common shares, net	1,211	3,015	4,885
Purchases of common shares under share repurchase program	(513,504)	(259,962)	(5,995)
Dividends paid	(360,071)	(110,037)	(107,691)
Increase (decrease) in securities lending payable	3,167	(7,771)	(14,631)
Third party investment in redeemable noncontrolling interest	72,790	—	—
Third party investment in noncontrolling interest	58,500	450,100	192,113
Subscriptions received in advance	35,000	19,400	—
Net cash (used in) provided by financing activities	(264,048)	94,745	68,681
Effect of foreign currency rate changes on cash and cash equivalents	(6,364)	17,540	(8,883)
Net (decrease) increase in cash	(163,033)	386,535	212,104
Cash and cash equivalents—beginning of period	1,219,379	832,844	620,740
Cash and cash equivalents—end of period	$1,056,346	$1,219,379	$832,844
Taxes (recovered) paid during the period	$(3,682)	$3,832	$(4,632)
Interest paid during the period	$52,191	$43,249	$43,777
The accompanying notes are an integral part of these Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Nature of the business
Validus Holdings, Ltd. (together with its wholly and majority owned subsidiaries, the “Company”) was incorporated under the laws of Bermuda on October 19, 2005. The Company provides reinsurance coverage, insurance coverage and insurance linked securities management through three distinct global operating segments, Validus Re, AlphaCat and Talbot. Validus Re is a Bermuda-based reinsurance segment focused on short tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment, primarily operating within the Lloyd's insurance market through Syndicate 1183.
On November 30, 2012, pursuant to a merger agreement, the Company acquired all of the outstanding common shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") in exchange for 0.1935 Company common shares and $2.00 cash per Flagstone common share (the "Flagstone Acquisition"). For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the Consolidated Financial Statements. Refer to Note 5 "Business combination" for further information.
On April 25, 2013, the Company acquired Longhorn Re, Ltd. (now called Validus Re Americas, Ltd.), a single contract, Bermuda-domiciled crop reinsurer, for cash equal to its tangible net assets.
On October 9, 2013, the Company completed the sale of its wholly-owned Cyprus-domiciled subsidiary, Flagstone Alliance Insurance and Reinsurance plc for net cash proceeds of $21,400.
2. Basis of preparation and consolidation
These Consolidated Financial Statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To facilitate comparison of information, certain amounts in prior periods have been reclassified to conform to current period presentation. The consolidated statement of cash flows for the year ended December 31, 2012 includes a reclassification of $19,400 from cash flows provided by operating activities to cash flows provided by financing activities to revise the presentation of subscriptions received in advance from third party investors. All significant intercompany accounts and transactions have been eliminated.
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:
•reserve for losses and loss expenses;
•premium estimates for business written on a line slip or proportional basis;
•the valuation of goodwill and intangible assets;
•reinsurance recoverable balances including the provision for uncollectible amounts; and
•investment valuation of financial assets.
The term “ASC” used in these notes refers to Accounting Standard Codification issued by the United States Financial Accounting Standards Board (“FASB”).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Significant accounting policies
The following is a summary of significant accounting policies adopted by the Company.

(a)	Premiums
Insurance premiums written are recorded in accordance with the terms of underlying policies. Reinsurance premiums written are recorded at the inception of the policy and are estimated based on information received from brokers, ceding companies and reinsureds, and any subsequent differences arising on such estimates will be recorded in the periods in which they are determined. Premiums written are earned on a pro-rated basis over the term of the policy. For contracts and policies written on a losses occurring basis, the risk period is generally the same as the contract or policy terms. For contracts written on a policies attaching basis, the risk period is based on the terms of the underlying contracts and policies and is generally assumed to be 24 months. The portion of the premiums written applicable to the unexpired terms of the underlying contracts and policies in force is recorded as unearned premiums.
Reinstatement premiums are recorded at the time a loss event occurs and coverage limits for the remaining life of the contract are reinstated under predefined contract terms; such premiums are then earned over the remaining risk period. The accrual of reinstatement premiums is based on our estimate of losses and loss expenses, which reflects management’s judgment, as described in Note 3(c) "Reserve for losses and loss expenses" below.

(b)	Policy acquisition costs
Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition costs are shown net of commissions earned on reinsurance ceded. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums and anticipated claims expenses. The realizable value of the Company’s deferred acquisition costs is determined without consideration of investment income. Policy acquisition costs also include profit commissions. Profit commissions are recognized on a basis consistent with our estimate of losses and loss expenses.

(c)	Reserve for losses and loss expenses
The reserve for losses and loss expenses includes reserves for unpaid reported losses and for losses incurred but not reported (“IBNR”). The reserve for unpaid reported losses and loss expenses is established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by, the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the Consolidated Financial Statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to these estimates recognized in the current year that relate to loss and loss expense reserves established in previous calendar years.

(d)	Reinsurance
In the normal course of business, the Company seeks to reduce the potential amount of loss arising from claims events by reinsuring certain levels of risk assumed in various areas of exposure with other insurers or reinsurers. The accounting for reinsurance ceded depends on the method of reinsurance. If the policy is on a “losses occurring” basis, reinsurance premiums ceded are expensed (and any commissions thereon are earned) on a pro-rata basis over the period the reinsurance coverage is provided. If the policy is a “risks attaching” policy, reinsurance premiums ceded are expensed (and any commissions thereon are earned) in line with the earning of the gross premiums to which the risk attaching policy relates. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of policies in force. Mandatory reinstatement premiums ceded are recorded at the time the loss event occurs and expensed over the remaining risk period. Reinsurance recoverables are based on contracts in force at the time of the underlying loss event. The method for determining the reinsurance recoverable on unpaid loss and loss expenses involves the actuarial estimates of unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its reinsurance treaties. The use of different assumptions could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of the Company’s reinsurers was to deteriorate due to adverse events

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the Company’s provision. Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liabilities.

(e)	Investments
All investments are carried at fair value with interest and dividend income and realized and unrealized gains and losses included in net income for the year.
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
The fair value of other investments is generally recorded on the basis of the net asset valuation criteria established by the managers of the investments, normally based upon the governing documents of such investments. In addition, due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s reporting date. In these circumstances, the Company estimates the fair value of these funds by starting with the prior month’s or prior quarter's fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, it uses all credible information available. This includes utilizing preliminary estimates reported by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from the Company’s estimates and these differences are recorded in the period they become known as a change in estimate.

(f)	Fair value of financial instruments
Fair value is defined as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. The guidance for “Fair Value Measurement and Disclosure” provides a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The guidance further expands disclosures about such fair value measurements. The guidance applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The Company has adopted all authoritative guidance in effect as of the balance sheet date regarding certain market conditions that allow for fair value measurements that incorporate unobservable inputs where active market transaction based measurements are unavailable.

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
The U.S. dollar is the functional currency of the Company and the majority of its subsidiaries. For these companies, monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date with the resulting foreign exchange gains and losses included in earnings. Non-monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rate in effect at the time of the underlying transaction.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated at prevailing year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of translation differences between functional and reporting currencies in foreign operations, net of applicable deferred income taxes, is included in AOCI.

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
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Earnings per diluted common share are based on the weighted average number of common shares and share equivalents excluding any anti-dilutive effects of warrants, options and other awards under stock plans.

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
The Company and its Bermuda domiciled subsidiaries are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has operations in subsidiary form in various other jurisdictions around the world, including but not limited to the U.K., U.S., Switzerland and Canada, that are subject to relevant taxes in those jurisdictions.
The Company recognizes the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon audit by tax authorities. The Company would recognize accruals for any interest and penalties related to uncertain tax positions in income tax expenses.

(n)	Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets recognized in business combinations in accordance with ASC Topic 805 “Business Combinations.”
A purchase price paid that is in excess of the fair value of the net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Where the total fair value of net assets acquired exceeds consideration paid (“negative goodwill”), the acquirer will record a gain as a result of the bargain purchase, to be recognized through the consolidated statements of comprehensive income at the close of the transaction.
Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Refer to Note 6 "Goodwill and other intangible assets" for further information.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances may include an economic downturn in a geographic market or change in the assessment of future operations. In performing this test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350 “Intangibles—Goodwill and Other.” Similarly, the Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

perform the quantitative impairment described in ASC Topic 350 "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill."
If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the Consolidated Statements of Comprehensive Income.

(o)	Investments in affiliates
Investments in which the Company has significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its results for the period.

(p)	Variable interest entities
The Company determines whether it has relationships with entities defined as variable interest entities (“VIEs”) in accordance with ASC Topic 810 "Consolidation." Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities. A VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.
The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. At inception of the VIE, as well as following an event that requires reassessment, the Company determines whether it is the primary beneficiary based on an analysis of the Company's level of involvement in the VIE, the contractual terms, and the overall structure of the VIE. Those VIEs that have all the attributes of an investment company are assessed under ASC Topic 810, excluding the changes that were as a result of the issuance of FASB Statement No. 167 "Amendments to FASB Interpretation No. 46(R)."
The Company accounts for its investments in the AlphaCat Insurance Linked Securities (“ILS”) Funds as variable interest entities. See Note 9 "Investments in affiliates" for further details.

(q)	Noncontrolling interests
The Company accounts for its noncontrolling interests in accordance with ASC Topic 810 “Consolidation.” Redeemable noncontrolling interests are presented as a mezzanine item, between liabilities and shareholders' equity, in the Company's Consolidated Balance Sheet and the non-redeemable noncontrolling interests are presented within shareholders' equity in the Company's Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. The net (income) loss attributable to noncontrolling interest is presented separately in the Company's Consolidated Statements of Comprehensive Income. Refer to Note 9, "Investments in affiliates" for further details.
4. Recent accounting pronouncements

(a)	Adoption of New Accounting Standards
Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 was to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements.
Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities
In January 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The objective of ASU 2013-01 was to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11.
ASU 2011-11 and 2013-01 became effective for the Company on January 1, 2013. The adoption of these new accounting standards impacts disclosures only; therefore they did not have an impact on the Company's Consolidated Financial Statements. Refer to Note 11: "Derivative instruments."
Technical Corrections and Improvements
In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The objective of ASU 2012-04 is to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that did not have transition guidance were effective upon issuance. The amendments that were subject to transition guidance were effective for the Company on January 1, 2013. Adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standard Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The objective of ASU 2013-02 was to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendments became effective for the Company on January 1, 2013. Refer to Note 21 "Accumulated other comprehensive (loss) income."
Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes
In July 2013, the FASB issued Accounting Standard Update No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate also referred to as the overnight index swap (“OIS”) rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rate and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments in this update, only the U.S. Treasury rate and the LIBOR swap rate were considered benchmark interest rates. The amendments were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and adoption did not have an impact on the Company's Consolidated Financial Statements.

(b)	Recently Issued Accounting Standards Not Yet Adopted
In March 2013, the FASB issued Accounting Standard Update No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (ASU 2013-05). The objective of this update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The Company has chosen not to early adopt this guidance and does not expect adoption to have a material impact on the Company's Consolidated Financial Statements.
In June 2013, the FASB issued Accounting Standard Update No. 2013-08, “Financial Services - Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements” (ASU 2013-08). The amendments in this Update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and determine whether it is an investment company. The amendments in this Update are effective prospectively for fiscal years beginning

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

after December 15, 2013. Early adoption is prohibited. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In July 2013, the FASB issued Accounting Standard Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

5. Business combination
On November 30, 2012, pursuant to a merger agreement, the Company acquired all of the outstanding common shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone") in exchange for 0.1935 Company common shares and $2.00 cash per Flagstone common share (the "Flagstone Acquisition"). The Flagstone Acquisition was undertaken to enhance the Company's leadership position in the property catastrophe reinsurance industry and to create a company with greater size and economies of scale.
For segmental reporting purposes, the results of Flagstone’s operations since the acquisition date have been included within the Validus Re segment in the Consolidated Financial Statements.
The aggregate purchase price paid by the Company was $646,037 for adjusted tangible net assets acquired of $689,742. Reduced investment yields and lower returns on equity have led to many publicly traded reinsurance companies trading at discounts. This was the primary factor responsible for a purchase price less than the fair value of Flagstone's net assets, and the recognition of a bargain purchase gain on acquisition.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The composition of the purchase price and the fair value of net assets acquired is summarized as follows:

Total allocable purchase price
Flagstone shares outstanding at November 30, 2012	73,852,137
Exchange ratio	0.1935
Validus common shares issued, gross of taxes withheld	14,290,389
Validus share price at acquisition	$34.87
Total value of Validus shares issued		$498,306
Total cash consideration paid at $2.00 per Flagstone share		147,731
Total allocable purchase price		646,037

Tangible assets acquired
Cash and cash equivalents	$159,339
Investments	1,323,002
Receivables (a)	171,620
Other assets	129,245
Tangible assets acquired		$1,783,206

Liabilities acquired
Net loss reserves and paid losses recoverable	$639,641
Unearned premiums, net of expenses	104,592
Debentures payable	250,657
Other liabilities	98,574
Liabilities acquired		$1,093,464

Net tangible assets acquired, at fair value		689,742
Bargain purchase gain before establishment of intangible assets		43,705
Intangible asset—customer relationships and brand name		5,997
Bargain purchase gain on acquisition of Flagstone		$49,702

(a)	Premiums receivable of $171,620 were net of an allowance for doubtful accounts of $2,216.
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

Year Ended
December 31, 2012
Bargain purchase gain on acquisition of Flagstone	$49,702
Transaction expenses	(5,760)
Termination expenses	(20,244)
Amortization of intangible asset—customer relationships and brand name	(5,997)
Gain on bargain purchase, net of expenses	$17,701

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

	Year ended	Year ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$2,536,535	$2,914,388
Reinsurance premiums ceded	(397,008)	(520,506)
Net premiums written	2,139,527	2,393,882
Change in unearned premiums	86,935	(20,261)
Net premiums earned	2,226,462	2,373,621
Net investment income	126,140	143,472
Net realized gains on investments	63,601	37,366
Net unrealized gains (losses) on investments	5,654	(47,101)
(Loss) from investment affiliate	(964)	—
Other income	29,984	11,152
Foreign exchange gains (losses)	1,363	(26,605)
Total revenues	2,452,240	2,491,905

Expenses
Losses and loss expenses	1,242,449	1,920,936
Policy acquisition costs	413,579	429,509
General and administrative expenses	323,061	282,183
Share compensation expenses	30,750	35,427
Transaction expenses	—	17,433
Finance expenses	64,306	66,485
Total expenses	2,074,145	2,751,973

Income before taxes and income from operating affiliates	378,095	(260,068)
Tax (expense)	(3,385)	(773)
Income (loss) from operating affiliates	12,868	(922)
Net income (loss) from continuing operations	$387,578	$(261,763)

Net income (loss) from discontinued operations, net of taxes	19,366	(21,662)
Net income (loss)	$406,944	$(283,425)

Net loss (income) attributable to noncontrolling interest	14,685	(24,515)
Net income (loss) available (attributable) to Validus	$421,629	$(307,940)

Basic earnings (loss) per share	$3.73	$(3.20)
Earnings (loss) per diluted share	$3.62	$(3.20)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following selected audited information has been provided to present a summary of the results of Flagstone that have been included within the Validus Re segment in the Consolidated Financial Statements for the year ended December 31, 2012.

From Acquisition Date to
December 31, 2012
Net premiums written	$11,305
Total revenue	26,778
Total expenses	(17,061)
Net income	$9,717
6. Goodwill and other intangible assets
Following the Flagstone Acquisition on November 30, 2012, the Company recorded intangible assets (including certain amortization thereon) and a gain on bargain purchase, net of expenses. Intangible assets of $5,997 were recognized in the Validus Re segment as a result of the Flagstone Acquisition (relating to customer relationships and brand name). As of December 31, 2012, the customer relationships and brand name intangible assets have been fully amortized as they were not expected to significantly contribute to the Company’s future cash flows beyond December 31, 2012.
Following the acquisition of Talbot Holdings Ltd. on July 2, 2007, the Company recorded intangible assets for Syndicate Capacity, Trademark and Distribution Network (including certain amortization thereon) and goodwill. Syndicate Capacity represents Talbot’s authorized premium income limit to write insurance business in the Lloyd’s market. Talbot has owned 100% of Syndicate 1183’s capacity since 2002 and there are no third party tenure rights. The capacity is renewed annually at no cost to Talbot, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set yearly by Talbot, subject to Lloyd’s approval. Trademark and Distribution Network were estimated to have finite useful economic lives of 10 years on acquisition and are being amortized on a straight line basis over such periods. Syndicate Capacity and goodwill are estimated to have indefinite useful lives. Goodwill includes amounts related to the value of the workforce. The goodwill and intangibles are recorded entirely in the Company’s Talbot segment.
The following table shows an analysis of goodwill and other intangible assets included in the Talbot segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Gross balance at December 31, 2013	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(27,052)	(27,052)
Net balance at December 31, 2013	$20,393	$91,843	$14,564	$126,800
Gross balance at December 31, 2012	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(22,890)	(22,890)
Net balance at December 31, 2012	$20,393	$91,843	$18,726	$130,962
Gross balance at December 31, 2011	$20,393	$91,843	$41,616	$153,852
Accumulated amortization	—	—	(18,728)	(18,728)
Net balance at December 31, 2011	$20,393	$91,843	$22,888	$135,124

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The estimated remaining amortization expense for the Trademark and Distribution Network is as follows:

2014	$4,162
2015	4,162
2016	4,162
2017	2,078
2018 and thereafter	—
$14,564
As described in Note 3(n) "Goodwill and other intangible assets," the Company performed a qualitative assessment and determined that it was not more likely than not that either goodwill or the indefinite-lived intangible assets were impaired. As a result, no quantitative impairment tests were performed during the year ended December 31, 2013. The factors assessed in making this determination included the overall insurance industry outlook, business strategy, premium rates, earnings sustainability, market capitalization and the regulatory and political environment.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

7. Investments

(a)	Fixed maturity, short-term and other investments
The Company's investments in fixed maturities, short-term investments and other investments are classified as trading and carried at fair value, with related net unrealized gains or losses included in earnings.
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2013 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,368,826	$2,589	$(6,736)	$1,364,679
Non-U.S. government and government agency	454,578	6,511	(2,021)	459,068
U.S. states, municipalities and political subdivision	42,978	459	(317)	43,120
Agency residential mortgage-backed securities	305,450	8,310	(2,261)	311,499
Non-agency residential mortgage-backed securities	16,530	143	(914)	15,759
U.S. corporate	1,328,960	9,208	(5,684)	1,332,484
Non-U.S. corporate	711,581	5,917	(3,173)	714,325
Bank loans	712,859	5,659	(1,402)	717,116
Catastrophe bonds	72,000	2,551	—	74,551
Asset-backed securities	509,091	1,409	(843)	509,657
Total fixed maturities	5,522,853	42,756	(23,351)	5,542,258
Total short-term investments	751,734	45	(1)	751,778
Other investments
Fund of hedge funds	3,141	83	(921)	2,303
Hedge funds (a)	584,518	71,641	(95,076)	561,083
Private equity investments	12,333	1,410	(258)	13,485
Investment funds	31,537	92	—	31,629
Mutual funds	6,199	3,617	—	9,816
Total other investments	637,728	76,843	(96,255)	618,316
Total investments including noncontrolling interest	$6,912,315	$119,644	$(119,607)	$6,912,352
Noncontrolling interest (a)	$(512,121)	$(62,850)	$85,569	$(489,402)
Redeemable noncontrolling interest (b)	$(18,365)	$—	$—	$(18,365)
Total investments excluding noncontrolling interest	$6,381,829	$56,794	$(34,038)	$6,404,585

(a)
Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the Total investments balance are investments held by two AlphaCat ILS funds which are consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2012 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,091,357	$7,957	$(84)	$1,099,230
Non-U.S. government and government agency	295,602	6,904	(227)	302,279
U.S. states, municipalities and political subdivision	41,286	800	(23)	42,063
Agency residential mortgage-backed securities	375,368	13,708	(202)	388,874
Non-agency residential mortgage-backed securities	106,536	1,266	(1,346)	106,456
U.S. corporate	1,189,173	21,681	(681)	1,210,173
Non-U.S. corporate	582,115	11,373	(223)	593,265
Bank loans	663,217	10,593	(427)	673,383
Catastrophe bonds	56,757	481	(291)	56,947
Asset-backed securities	607,103	5,767	(206)	612,664
Total fixed maturities	5,008,514	80,530	(3,710)	5,085,334
Total short-term investments	1,112,929	1,349	(28)	1,114,250
Other investments
Fund of hedge funds	4,677	299	(219)	4,757
Hedge funds (a)	559,335	21,814	(42,623)	538,526
Private equity investments	12,857	94	—	12,951
Mutual funds	6,199	2,015	—	8,214
Total other investments	583,068	24,222	(42,842)	564,448
Total investments	$6,704,511	$106,101	$(46,580)	$6,764,032
Noncontrolling interest (a)	$(450,000)	$(19,427)	$36,690	$(432,737)
Total investments, excluding noncontrolling interest	$6,254,511	$86,674	$(9,890)	$6,331,295

(a)
Included in the Hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at December 31, 2013 and 2012. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	December 31, 2013		December 31, 2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$788,490	14.2%	$1,062,794	20.9%
AA	2,378,491	42.9%	1,862,322	36.6%
A	1,174,562	21.2%	1,049,969	20.6%
BBB	420,559	7.6%	374,447	7.4%
Total investment-grade fixed maturities	4,762,102	85.9%	4,349,532	85.5%
BB	350,678	6.3%	373,907	7.4%
B	390,430	7.0%	330,416	6.5%
CCC	4,659	0.1%	4,483	0.1%
CC	2,731	0.1%	3,259	0.1%
D/NR	31,658	0.6%	23,737	0.4%
Total non-investment grade fixed maturities	780,156	14.1%	735,802	14.5%
Total fixed maturities	$5,542,258	100.0%	$5,085,334	100.0%
The amortized cost and estimated fair value amounts for fixed maturity securities held at December 31, 2013 and 2012 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$688,855	$692,768	$526,529	$530,499
Due after one year through five years	3,603,459	3,613,847	2,971,118	3,018,544
Due after five years through ten years	396,389	395,633	418,377	424,304
Due after ten years	3,079	3,095	3,483	3,993
	4,691,782	4,705,343	3,919,507	3,977,340
Asset-backed and mortgage-backed securities	831,071	836,915	1,089,007	1,107,994
Total	$5,522,853	$5,542,258	$5,008,514	$5,085,334

(b)	Net investment income
Net investment income was derived from the following sources:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Fixed maturities and short-term investments	$99,216	$105,937	$111,983
Other investments	—	2,790	—
Cash and cash equivalents	4,713	7,259	7,285
Securities lending income	6	14	58
Total gross investment income	103,935	116,000	119,326
Investment expenses	(7,863)	(8,064)	(7,030)
Total net investment income	$96,072	$107,936	$112,296

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized gains and net unrealized (losses) gains on investments
The following represents an analysis of net realized gains and net unrealized (losses) gains on investments:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$31,402	$38,905	$45,026
Gross realized (losses)	(28,144)	(20,672)	(16,494)
Net realized gains on investments	3,258	18,233	28,532
Net unrealized (losses) gains on investments	(58,481)	17,585	(19,991)
Total net realized gains and net unrealized (losses) gains on investments before noncontrolling interest	(55,223)	35,818	8,541
Noncontrolling interest (a)	1,836	17,263	—
Total net realized gains and net unrealized (losses) gains on investments after noncontrolling interest	$(53,387)	$53,081	$8,541

(a)	Includes realized (gains) and net unrealized losses on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

(d)	Pledged investments
The following tables outline investments pledged as collateral under the Company's credit and other facilities. For further details of the facilities, please refer to Note 19: “Debt and financing arrangements”:

	December 31, 2013
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	358,567	507,620
$200,000 secured bi-lateral letter of credit facility	200,000	16,726	130,256
Talbot FAL facility	25,000	25,000	30,801
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Reinsurance secured letter of credit facility	24,800	24,800	24,806
IPC bi-lateral facility	40,000	20,177	98,465
$375,000 Flagstone bi-lateral facility	375,000	305,686	454,458
	$1,599,800	$751,250	$1,246,406

	December 31, 2012
Description	Commitment	Issued and Outstanding	Investments pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	376,570	517,210
$500,000 secured bi-lateral letter of credit facility	500,000	92,402	125,991
Talbot FAL facility	25,000	25,000	41,372
PaCRe senior secured letter of credit facility	10,000	219	—
IPC bi-lateral facility	80,000	40,613	98,593
$550,000 Flagstone bi-lateral facility	550,000	381,019	416,414
	$2,090,000	$915,823	$1,199,580

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

In addition, $3,021,893 of cash and cash equivalents and investments were pledged during the normal course of business as at December 31, 2013 (2012: $2,316,727). Of those, $2,942,508 were held in trust (2012: $2,270,716). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators.
(e)    Securities lending
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
8. Fair value measurements
(a) Classification within the fair value hierarchy
Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants. Under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The three levels of the fair value hierarchy are described below:
Level 1 - Fair values are measured based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2 - Fair values are measured based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2013, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,364,679	$—	$1,364,679
Non-U.S. government and government agency	—	459,068	—	459,068
U.S. states, municipalities and political subdivision	—	43,120	—	43,120
Agency residential mortgage-backed securities	—	311,499	—	311,499
Non-agency residential mortgage-backed securities	—	15,759	—	15,759
U.S. corporate	—	1,332,484	—	1,332,484
Non-U.S. corporate	—	714,325	—	714,325
Bank loans	—	717,116	—	717,116
Catastrophe bonds	—	74,551	—	74,551
Asset-backed securities	—	509,657	—	509,657
Total fixed maturities	—	5,542,258	—	5,542,258
Total short-term investments	747,215	4,563	—	751,778
Other investments
Fund of hedge funds	—	—	2,303	2,303
Hedge funds (a)	—	—	561,083	561,083
Private equity investments	—	—	13,485	13,485
Investment funds	—	31,629	—	31,629
Mutual funds	—	9,816	—	9,816
Total other investments	—	41,445	576,871	618,316
Total investments including noncontrolling interest	$747,215	$5,588,266	$576,871	$6,912,352
Noncontrolling interest (a)	$—	$—	$(489,402)	$(489,402)
Redeemable noncontrolling interest (b)	$(18,365)	$—	$—	$(18,365)
Total investments excluding noncontrolling interest	$728,850	$5,588,266	$87,469	$6,404,585

(a)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the Total investments balance are investments held by two AlphaCat ILS funds which are consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2012, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,099,230	$—	$1,099,230
Non-U.S. government and government agency	—	302,279	—	302,279
U.S. states, municipalities and political subdivision	—	42,063	—	42,063
Agency residential mortgage-backed securities	—	388,874	—	388,874
Non-agency residential mortgage-backed securities	—	106,456	—	106,456
U.S. corporate	—	1,210,173	—	1,210,173
Non-U.S. corporate	—	593,265	—	593,265
Bank loans	—	673,383	—	673,383
Catastrophe bonds	—	56,947	—	56,947
Asset-backed securities	—	612,664	—	612,664
Total fixed maturities	—	5,085,334	—	5,085,334
Total short-term investments	1,063,175	51,075	—	1,114,250
Other investments
Fund of hedge funds	—	—	4,757	4,757
Hedge funds (a)	—	—	538,526	538,526
Private equity investments	—	—	12,951	12,951
Mutual funds	—	8,214	—	8,214
Total other investments	—	8,214	556,234	564,448
Total investments including noncontrolling interest	$1,063,175	$5,144,623	$556,234	$6,764,032
Noncontrolling interest (a)	$—	$—	$(432,737)	$(432,737)
Total investments excluding noncontrolling interest	$1,063,175	$5,144,623	$123,497	$6,331,295

(a)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

At December 31, 2013, Level 3 investments, excluding the noncontrolling interests, totaled $87,469 (2012: $123,497), representing 1.4% (2012: 2.0%) of total investments.
(b) Level 1 assets measured at fair value
Short term investments
Level 1 - Short term investments consist primarily of highly liquid securities, all with maturities less than one year from the date of purchase. The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value. The Company determined that certain of its short-term investments held in highly liquid money market-type funds should be included in Level 1 as their fair values are based on quoted market prices in active markets.
(c) Level 2 assets measured at fair value
Fixed maturity investments
Fixed maturity investments included in Level 2 are U.S. government and government agency, non-U.S. government and government agency, U.S. states, municipalities and political subdivisions, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, U.S. corporate, non-U.S. corporate, bank loans, catastrophe bonds and asset-backed securities.
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
Non-agency residential mortgage-backed securities
Level 2 - The Company's non-agency mortgage-backed investments include non-agency prime residential mortgage-backed fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

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
Non-U.S. corporate
Level 2 - Non-U.S. corporate debt securities consist primarily of investment-grade debt of a wide variety of non-U.S. corporate issuers and industries. The Company's non-U.S. corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.
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
Short term investments
Level 2 - Short term investments consist primarily of highly liquid securities, all with maturities less than one year from the date of purchase. The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value. The Company has determined that, other than highly liquid money market-type funds, the remaining securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.
Investment fund
Level 2 - Investment fund consists of a pooled investment which is invested in fixed income securities with high credit ratings. The investment fund is only open to Lloyd’ trust fund participants. The fair value of units in the investment fund is based on the net asset value of the fund as reported by Lloyd’s Treasury & Investment Management.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Mutual funds
Level 2 - Mutual funds consist of two investment funds which are invested in various quoted investments. The fair value of units in the mutual funds are based on the net asset value of the funds as reported by the fund manager.
There have not been any transfers between Levels 1 and 2 during the years ending December 31, 2013 and 2012.
(d) Level 3 assets measured at fair value
Other investments
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds and private equity investments are the only financial instruments in this category as at December 31, 2013. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
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
Fund of hedge funds
The fund of hedge funds includes a side pocket. When redemption requests are submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's November 30, 2013 NAV was used as a basis for fair value measurement in the Company's December 31, 2013 balance sheet. The fund manager provides an estimate of the fund NAV at December 31, 2013 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Hedge funds
The hedge funds were valued at $561,083 at December 31, 2013. The hedge funds consist of an investment in four Paulson & Co. managed funds (the "Paulson hedge funds") and one investment fund assumed from the Flagstone Acquisition (the "Flagstone investment funds").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's November 30, 2013 NAV was used as a partial basis for fair value measurement in the Company's December 31, 2013 balance sheet. The fund manager provides an estimate of the NAV as at December 31, 2013 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, our valuation estimates have not materially differed from the subsequent NAVs.
The Flagstone investment fund's administrators provide quarterly NAVs with a one-quarter delay in valuation. As a result, the September 30, 2013 NAV was used as a basis for fair value measurement in the Company's December 31, 2013 balance sheet.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Private equity investments
Private equity investments consist of investments in three private equity funds assumed from the Flagstone Acquisition. The private equity investment's fund administrators provide quarterly or semi-annual NAVs with a one quarter or a six month delay in valuation. As a result, the September 30, 2013 NAV was used as a basis for fair value measurement in the Company's December 31, 2013 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the private equity investments are classified as Level 3 assets.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	Total Fair Market Value	Total Fair Market Value
Level 3 investments—Beginning of period	$556,234	$8,880
Purchases	99,037	572,287
Sales	(82,000)	(1,682)
Issuances	—	—
Settlements	—	—
Realized gains	6,132	100
Unrealized (losses)	(2,532)	(21,018)
Amortization	—	—
Transfers into Level 3 during the year	—	920
Transfers from Level 3 during the year	—	(3,253)
Level 3 investments—End of period	$576,871	$556,234
Noncontrolling interest (a)	$(489,402)	$(432,737)
Level 3 investments excluding noncontrolling interest	$87,469	$123,497

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

There have not been any transfers into or out of Level 3 during the year ended December 31, 2013. During the three months ended September 30, 2012, there was a transfer of an investment into Level 3 of the fair value hierarchy. This transfer was due to the conversion of a bank loan to other investments. During the three months ended June 30, 2012, there was a transfer of a private equity investment out of Level 3 “Other investments” to “Investments in affiliates.” Refer to Note 9 “Investments in affiliates.”
(e) Financial Instruments Not Carried at Fair Value
U.S. GAAP guidance about the fair value of financial instruments are also applicable to disclosures of financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts and investments in affiliates. The carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, other assets, net payable for investments purchased and accounts payable and accrued expenses approximated their fair values at December 31, 2013, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

9. Investments in affiliates
The following table presents the Company's investments in affiliates as at the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Investment affiliate	$34,500	$15,218
Operating affiliates	106,743	157,111
Investments in affiliates	$141,243	$172,329

(a)	Investment affiliate
Aquiline Financial Services Fund II L.P.
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “General Partner”) pursuant to which the Company has assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Partnership”) representing a total capital commitment of $50,000 (the “Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). The Transferred Interest is governed by the terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the “Limited Partnership Agreement”). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015. The Partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the Partnership's September 30, 2013 capital account statement was used as the basis for calculating the Company's share of partnership.
The following table presents a reconciliation of the beginning and ending investments in the Company’s investment affiliate balances for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Investment in affiliate, beginning of period	$15,218	$3,253
Capital contributions	14,492	14,365
Net unrealized (loss) on investments (a)	—	(1,436)
Income (loss) from investment affiliate	4,790	(964)
Investment in affiliate, end of period	$34,500	$15,218

(a)
Until March 31, 2012, this investment was included in "Other investments" as a level 3 investment in the fair value hierarchy, hence the change in fair value was included in net unrealized (losses) gains on investments.

The following table presents the Company’s investment in the Partnership as at December 31, 2013:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$34,500
The following table presents the Company’s investment in the Partnership as at December 31, 2012:

	Investment at cost	Voting ownership %	Equity ownership %	Carrying value
Aquiline Financial Services Fund II L.P.	$17,618	—%	6.7%	$15,218

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Operating affiliates
AlphaCat Re 2011 Ltd.
On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011, Ltd. ("AlphaCat Re 2011"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. AlphaCat Re 2011 was a market facing entity.
At the time of formation, the Company had a majority voting equity interest in AlphaCat Re 2011 and, as a result, the financial statements of AlphaCat Re 2011 were included in the Consolidated Financial Statements of the Company. On December 23, 2011, AlphaCat Re 2011 completed a secondary offering of its common shares to third party investors, along with a partial sale of the Company's common shares to one of the third party investors.
As a result of these transactions, the Company maintained an equity interest in AlphaCat Re 2011, however its share of AlphaCat Re 2011’s outstanding voting rights decreased to 43.7%. As a result of the Company’s voting interest falling below 50%, the individual assets and liabilities and corresponding noncontrolling interest of AlphaCat Re 2011 were derecognized from the consolidated balance sheet of the Company as at December 31, 2011 and the remaining investment in AlphaCat Re 2011 has been treated as an equity method investment effective January 1, 2012.
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written by the Company have expired. As a result, during the year ended December 31, 2013 partial returns of investment were made to the investors of AlphaCat Re 2011. The Company's portion of the returns of investment was $54,914.
AlphaCat Re 2012, Ltd.
On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012, Ltd. ("AlphaCat Re 2012"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. AlphaCat Re 2012 was a market facing entity.
The Company holds an equity interest of 37.9% and a voting interest of 49.0% in AlphaCat Re 2012, therefore the investment has been treated as an equity method investment.
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written by the Company have expired. As a result, during the year ended December 31, 2013, partial returns of investment were made to the investors of AlphaCat Re 2012. The Company's portion of the returns of investment was $31,743.
AlphaCat Master Fund Ltd. and AlphaCat Reinsurance Ltd.
The Company utilizes AlphaCat Master Fund Ltd. (the “Master Fund”) and AlphaCat Reinsurance Ltd. (“AlphaCat Re”) for the purpose of investing in capital market products and writing collateralized reinsurance, respectively, on behalf of certain AlphaCat operating entities. Master Fund and AlphaCat Re are market facing entities which enter into transactions on behalf of AlphaCat 2013, Ltd., AlphaCat 2014, Ltd. and the AlphaCat ILS funds. The Company owns all of the voting equity interest in Master Fund and AlphaCat Re and, as a result, their financial statements are included in the Consolidated Financial Statements of the Company.
AlphaCat 2013, Ltd.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, Ltd. ("AlphaCat 2013"), an entity formed for the purpose of investing in collateralized reinsurance. The Company holds an equity interest of 19.7% and a voting interest of 40.9% in AlphaCat 2013, therefore the investment has been treated as an equity method investment. AlphaCat 2013 deploys its capital through transactions entered into by AlphaCat Re.
AlphaCat 2014, Ltd.
On December 20, 2013, the Company joined with other investors in capitalizing AlphaCat 2014, Ltd. (“AlphaCat 2014”), an entity formed for the purpose of writing collateralized reinsurance and retrocessional contracts for the January 1, 2014 renewal season. The Company holds an equity interest of 19.6% and a voting interest of 42.3% in AlphaCat 2014, therefore the investment has been treated as an equity method investment. AlphaCat 2014 deploys its capital through transactions entered into by AlphaCat Re.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

AlphaCat ILS funds
The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities ("ILS") contracts. Two of the three funds are variable interest entities and are consolidated by the Company as the primary beneficiary. The other fund is also a variable interest entity, however, it is not consolidated as the Company is not deemed to be the primary beneficiary. The Company holds an equity interest of 9.1% in this fund, therefore it has been treated as an equity method investment. AlphaCat ILS funds all deploy their capital through the Master Fund and AlphaCat Re. The Company's maximum exposure to any of the funds is the amount of capital invested less any subsequent return of capital.
The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS fund	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$—	$20,000	$157,111
Purchase of shares	—	—	—	22,000	—	22,000
Return of investment	(54,914)	(31,743)	—	—	—	(86,657)
Income (loss) from operating affiliates	1,931	3,737	6,744	(18)	1,895	14,289
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743

	Year Ended December 31, 2012
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS fund	Total
As at December 31, 2011	$53,031	$—	$—	$—	$53,031
Purchase of shares	—	26,500	45,000	20,000	91,500
Income from operating affiliates	9,761	2,819	—	—	12,580
As at December 31, 2012	$62,792	$29,319	$45,000	$20,000	$157,111
The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, and the AlphaCat ILS fund in the Consolidated Financial Statements as at December 31, 2013:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	—%	9.1%	21,895
Total	$97,536			$106,743

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and the AlphaCat ILS fund in the Consolidated Financial Statements as at December 31, 2012:

	Investment in operating affiliates
	Investment at cost	Voting ownership %	Equity ownership %	Share of net asset value
AlphaCat Re 2011	$41,389	43.7%	22.3%	$62,792
AlphaCat Re 2012	26,500	49.0%	37.9%	29,319
AlphaCat 2013	45,000	40.9%	19.7%	45,000
AlphaCat ILS fund	20,000	—%	11.8%	20,000
Total	$132,889			$157,111
The following table presents certain summarized financial information of the AlphaCat entities as at December 31, 2013 and for the year then ended:

	Combined investees summarized financial data
	Total assets	Total liabilities	Total revenue	Net income
AlphaCat Re 2011	$49,134	$13,216	$(3,698)	$8,680
AlphaCat Re 2012	$7,767	$4,737	$12,283	$9,869
AlphaCat 2013	$266,189	$3,792	$48,945	$34,252
AlphaCat 2014	$158,623	$93	$—	$(89)
AlphaCat ILS funds (a)	$239,071	$57	$21,506	$19,242
(a) AlphaCat ILS funds information includes all funds, including those where the Company is not the primary beneficiary.

(c)	Notes payable and (income) attributable to operating affiliates
Notes are issued during the course of a year by Master Fund and AlphaCat Re to AlphaCat 2013, the AlphaCat ILS funds (collectively the “feeder funds”) and any similarly-structured future feeder fund, such as AlphaCat 2014, in order to fund the purchase of capital market products and to write collateralized reinsurance on their behalf. The Company’s investments in the feeder funds, together with investments made by third parties, are provided as consideration for these notes to Master Fund and AlphaCat Re, which are consolidated in the Company’s Consolidated Financial Statements. The effective economic interest in Master Fund and AlphaCat Re that results from these transactions is represented on the Consolidated Balance Sheet as Notes payable to operating affiliates. The subsequent income or loss generated by the relevant capital market products or collateralized reinsurance is transferred to the operating affiliates as (income) loss attributable to operating affiliate investors in the Company’s Consolidated Statements of Comprehensive Income. The (income) loss attributable to operating affiliate investors had not been returned to investors at December 31, 2013 and was included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Notes issued during the year ended December 31, 2013 amounted to $439,272 (2012: $nil). As the underlying capital market products and collateralized reinsurance typically have at least a twelve month duration, no repayment of these notes occurred during the year ended December 31, 2013. The notes do not have any principal amount, since the final amount payable is dependent on the income or loss as discussed above. They also do not have any stated maturity date, since full repayment is dependent on the settlement of the underlying transactions.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the notes payable to the AlphaCat entities as at December 31, 2013:

	December 31, 2013	December 31, 2012
AlphaCat 2013	$223,809	$—
AlphaCat ILS funds	215,463	—
Notes payable to operating affiliates	$439,272	$—
The portion of notes payable to operating affiliates that were due to the Company, as an investor in the affiliates, and third party investors as at December 31, 2013 amounted to $63,654 and $375,618, respectively.
The following table presents the (income) attributable to operating affiliate investors for the year ended December 31, 2013:

	December 31, 2013	December 31, 2012	December 31, 2011
AlphaCat 2013	$(47,329)	$—	$—
AlphaCat ILS funds	(21,434)	—	—
(Income) attributable to operating affiliate investors	$(68,763)	$—	$—
The portion of (income) attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the year ended December 31, 2013 amounted to $11,437 and $57,326, respectively.
10. Noncontrolling interest
On April 2, 2012, the Company joined with other investors in capitalizing PaCRe Ltd. ("PaCRe"), a Class 4 Bermuda reinsurer formed for the purpose of writing high excess property catastrophe reinsurance. The Company has an equity interest of 10% and the remaining 90% interest is held by third party investors. The Company has a majority voting equity interest in PaCRe and as a result, the financial statements of PaCRe are included in the Consolidated Financial Statements of the Company.
The portion of PaCRe’s earnings attributable to third party investors is recorded in the Consolidated Statements of Comprehensive Income as net (income) loss attributable to noncontrolling interest. PaCRe's shareholder rights do not include redemption features within the control of the third party shareholders. The third party equity is recorded in the Company’s Consolidated Balance Sheets as noncontrolling interest.
The portion of the two consolidated AlphaCat ILS funds attributable to third party investors is recorded in the Consolidated Statements of Comprehensive Income as net loss (income) attributable to noncontrolling interest. The AlphaCat ILS funds have rights that enable shareholders, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interest. When and if a redemption notice is received, the amounts will be reclassified to a liability.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the years ended December 31, 2013 and 2012:

	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2011	$—	$—	$—
Issuance of shares	—	450,100	450,100
(Loss) attributable to third parties	—	(15,820)	(15,820)
As at December 31, 2012	$—	$434,280	$434,280
Issuance of shares	92,190	58,500	150,690
Income attributable to third parties	4,818	4,877	9,695
Redemption of shares	(10,496)	—	(10,496)
As at December 31, 2013	$86,512	$497,657	$584,169
11. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at December 31, 2013, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the Euro, Chilean Peso, Australian Dollar, New Zealand Dollar, Norwegian Krone and British Pound Sterling to U.S. dollar exchange rates. As at December 31, 2013, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
As part of the Flagstone Acquisition, the Company assumed foreign currency forward contracts which were not designated as hedging instruments. The contracts expired on July 15, 2013, following which the Company entered into new foreign currency contracts that aligned with the Company's foreign currency hedging strategy. As of December 31, 2013, all foreign currency forward contracts were designated as hedging instruments.
The following table summarizes information on the location and amount of the fair value derivatives not designated as hedging instruments on the consolidated balance sheets as at December 31, 2013 and 2012:

	As at December 31, 2013			As at December 31, 2012
Derivatives not designated as hedging instruments:	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Currency swaps	$—	$—	$—	$17,153	$—	$772
Foreign currency forward contracts	$—	$—	$—	$310,541	$—	$394

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses on the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the location and amount of the fair value of derivatives designated as hedging instruments on the consolidated balance sheets at December 31, 2013 and 2012:

	As at December 31, 2013			As at December 31, 2012
Derivatives designated as hedging instruments:	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$163,576	$1,167	$2,313	$35,976	$—	$223
Interest rate swap contracts	$552,263	$—	$911	$289,800	$—	$220

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses on the Consolidated Balance Sheets.

(a)	Derivative instruments designated as a fair value hedge
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
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the years ended December 31, 2013 and 2012:

Foreign currency forward contracts	Year Ended December 31, 2013	Year Ended December 31, 2012
Amount of gain (loss) recognized in income on derivative	$1,947	$1,017
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$(1,947)	$(912)
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$105

(b)	Derivative instruments designated as a cash flow hedge
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
The following table provides the total impact on other comprehensive (loss) income and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the year ended December 31, 2013 and 2012:

Interest rate swap contracts	Year Ended December 31, 2013	Year Ended December 31, 2012
Amount of effective portion recognized in other comprehensive income	$11,107	$1,588
Amount of effective portion subsequently reclassified to earnings	$(11,107)	$(1,588)
Amount of ineffective portion excluded from effectiveness testing	$—	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Balance sheet offsetting
There was no balance sheet offsetting activity as at December 31, 2013 or 2012.
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
12. Premiums receivable
Premiums receivable are composed of premiums in the course of collection, net of commissions and brokerage, and premiums accrued but unbilled, net of commissions and brokerage. It is common practice in the insurance and reinsurance industry for premiums to be paid on an installment basis, therefore significant amounts will be considered unbilled and will not become due until a future date, which is typically no later than expiration of the underlying coverage period. The following is a breakdown of the components of premiums receivable at December 31, 2013 and 2012:

	Premiums in course of collection	Premiums accrued but unbilled	Total
Balance as at December 31, 2012	$214,891	$587,268	$802,159
Change during 2013	(141,189)	36,263	(104,926)
Balance as at December 31, 2013	$73,702	$623,531	$697,233

Balance as at December 31, 2011	$175,111	$471,243	$646,354
Change during 2012	39,780	116,025	155,805
Balance as at December 31, 2012	$214,891	$587,268	$802,159
13. Reserve for losses and loss expenses
Reserves for losses and loss expenses are based in part upon the estimation of case reserves from broker, insured and ceding company reported data. The Company also uses statistical and actuarial methods to estimate ultimate expected losses and loss expenses, from which incurred but not reported losses can be calculated. The period of time from the occurrence of a loss to the reporting of a loss to the Company and to the settlement of the Company's liability may be several months or years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves. These estimates are reviewed and adjusted regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. While management believes that it has made a reasonable estimate of ultimate losses, there can be no assurances that ultimate losses and loss expenses will not exceed this estimate.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the years ended December 31, 2013, 2012 and 2011:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Reserve for losses and loss expenses, beginning of year	$3,517,573	$2,631,143	$2,035,973
Losses and loss expenses recoverable	(439,967)	(372,485)	(283,134)
Net reserves for losses and loss expenses, beginning of year	3,077,606	2,258,658	1,752,839
Net reserves (disposed) acquired	(36,519)	639,641	—
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	999,380	1,174,415	1,400,520
Prior years	(205,448)	(174,969)	(156,119)
Total incurred losses and loss expenses	793,932	999,446	1,244,401
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(244,682)	(182,146)	(266,247)
Prior years	(916,796)	(653,874)	(476,779)
Total net paid losses	(1,161,478)	(836,020)	(743,026)
Foreign exchange (gain) loss	(13,296)	15,881	4,444
Net reserve for losses and loss expenses, end of year	2,660,245	3,077,606	2,258,658
Losses and loss expenses recoverable	370,154	439,967	372,485
Reserve for losses and loss expenses, end of year	$3,030,399	$3,517,573	$2,631,143
Incurred losses and loss expenses comprise:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Gross losses and loss expenses	$924,986	$1,192,494	$1,555,275
Reinsurance recoverable	(131,054)	(193,048)	(310,874)
Net incurred losses and loss expenses	$793,932	$999,446	$1,244,401
The December 31, 2013 and 2012 gross reserves balances comprise reserves for reported claims of $1,537,881 and $1,719,098, respectively, and reserves for claims incurred but not reported of $1,492,518 and $1,798,475, respectively. The net favorable development on prior years by segment and line of business is as follows:

	Year Ended December 31, 2013
	Property	Marine	Specialty	Total (a)
Validus Re	$(81,610)	$26,705	$(4,353)	$(59,258)
Talbot	(45,692)	(46,092)	(54,406)	(146,190)
Net (favorable) development	$(127,302)	$(19,387)	$(58,759)	$(205,448)
Validus Re property and specialty lines experienced favorable development primarily due to lower claims emergence on attritional losses, although the property lines experienced unfavorable development due to increased estimate of ultimate losses on New Zealand earthquakes. Validus Re marine lines experienced unfavorable development primarily due to an increased estimate of ultimate losses on Costa Concordia. Talbot experienced favorable development across all lines, primarily due to lower than expected claims development on attritional losses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2012
	Property	Marine	Specialty	Total (a)
Validus Re	$(45,733)	$(11,298)	$(15,530)	$(72,561)
Talbot	(26,263)	(40,060)	(36,085)	(102,408)
Net (favorable) development	$(71,996)	$(51,358)	$(51,615)	$(174,969)
Validus Re property and marine lines experienced favorable development primarily due to a reduction in the loss estimates on attritional losses, partially offset by increases in loss estimates on notable losses. Validus Re specialty lines experienced favorable development primarily due to lower than expected claims development on attritional losses. Talbot experienced favorable development across all lines, primarily due to lower than expected development on attritional losses.

	Year Ended December 31, 2011
	Property	Marine	Specialty	Total (a)
Validus Re	$(49,020)	$(10,234)	$(9,356)	$(68,610)
Talbot	(22,169)	(31,382)	(33,958)	(87,509)
Net (favorable) development	$(71,189)	$(41,616)	$(43,314)	$(156,119)

(a)	AlphaCat has not had any development on prior accident years.
Validus Re property and marine lines experienced favorable development primarily due to a reduction in the loss estimates on both large, non-notable loss events and attritional losses. Validus Re specialty lines experienced favorable development primarily due to lower than expected claims development on attritional losses, partially offset by adverse development on large, non-notable loss events. Talbot property lines experienced favorable development primarily due to lower than expected claims development on large, non-notable losses and attritional losses. Talbot marine and specialty lines experienced favorable development primarily due to lower than expected development on attritional losses.
14. Accounts payable and accrued expenses
The following are the components of accounts payable and accrued expenses:

	Years Ended
	December 31, 2013	December 31, 2012
Accrued interest on debt	$10,686	$10,662
Accrued income attributable to operating affiliates	68,763	—
Trade and compensation payables	198,738	156,915
Total	$278,187	$167,577

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

(a)	Effects of reinsurance on premiums written and earned
The effects of reinsurance on premiums written and earned for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013
	Validus Re		AlphaCat		Talbot		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—	$544,722	$519,045	$—	$—	$544,722	$519,045
Assumed	1,242,522	1,360,735	147,009	137,939	547,168	532,069	(80,315)	(78,833)	1,856,384	1,951,910
Ceded	(226,264)	(226,798)	(525)	(525)	(226,111)	(220,420)	80,315	78,833	(372,585)	(368,910)
Total	$1,016,258	$1,133,937	$146,484	$137,414	$865,779	$830,694	$—	$—	$2,028,521	$2,102,045

	Year Ended December 31, 2012
	Validus Re		AlphaCat		Talbot		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,551	$364	$—	$—	$548,940	$535,508	$—	$—	$550,491	$535,872
Assumed	1,130,408	1,174,681	21,603	17,666	529,696	529,544	(65,758)	(73,934)	1,615,949	1,647,957
Ceded	(144,578)	(151,774)	—	—	(228,686)	(232,773)	65,758	73,934	(307,506)	(310,613)
Total	$987,381	$1,023,271	$21,603	$17,666	$849,950	$832,279	$—	$—	$1,858,934	$1,873,216

	Year Ended December 31, 2011
	Validus Re		AlphaCat		Talbot		Eliminations		Total
	Written	Earned	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$—	$—	$—	$—	$510,200	$480,432	$—	$—	$510,200	$480,432
Assumed	1,114,493	1,092,951	75,727	65,966	503,922	507,383	(79,651)	(75,976)	1,614,491	1,590,324
Ceded	(150,718)	(127,026)	—	—	(218,174)	(217,563)	79,651	75,976	(289,241)	(268,613)
Total	$963,775	$965,925	$75,727	$65,966	$795,948	$770,252	$—	$—	$1,835,450	$1,802,143

(b)	Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, is A- or better, as rated by Standard & Poor’s, or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At December 31, 2013, 96.7% (2012: 97.9%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were fully collateralized or from reinsurers rated A- or better and included $196,840 of total IBNR recoverable (2012: $185,255).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Reinsurance recoverables by reinsurer are as follows:

	December 31, 2013		December 31, 2012
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$340,253	75.6%	$360,234	74.1%
Other reinsurers’ balances > $1 million	100,784	22.4%	115,262	23.7%
Other reinsurers’ balances < $1 million	9,197	2.0%	10,906	2.2%
Total	$450,234	100.0%	$486,402	100.0%

	December 31, 2013
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$73,398	16.3%
National Indemnity	AA+	51,037	11.3%
Everest Re	A+	48,055	10.7%
Hannover Re	AA-	41,483	9.2%
Fully Collateralized	NR	36,683	8.1%
Third Point Reinsurance Ltd	A-	30,428	6.8%
Swiss Re	AA-	20,022	4.4%
Transatlantic Re	A+	14,114	3.1%
XL Re	A+	12,673	2.8%
Munich Re	AA-	12,360	2.7%
Total		$340,253	75.6%

	December 31, 2012
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd’s Syndicates	A+	$71,469	14.7%
National Indemnity	AA+	59,941	12.3%
Everest Re	A+	51,340	10.6%
Fully Collateralized	NR	47,445	9.8%
Hannover Re	AA-	40,552	8.3%
Munich Re	AA-	20,954	4.3%
Transatlantic Re	A+	20,320	4.2%
Swiss Re	AA-	16,992	3.5%
Allianz	AA-	16,367	3.4%
XL Re	A	14,854	3.1%
Total		$360,234	74.1%
NR: Not rated
At December 31, 2013 and 2012, the provision for uncollectible reinsurance relating to reinsurance recoverables was $5,794 and $6,602, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.

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
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On October 31, 2013, the Board of Directors of the Company approved an increase in the Company's common share repurchase authorization to $500,000. This amount was in addition to the $1,567,380 of common shares repurchased by the Company through October 31, 2013 under its previously authorized share repurchase programs.
The Company has repurchased approximately 56,805,310 common shares for an aggregate purchase price of $1,720,349 from the inception of its share repurchase program to December 31, 2013. The Company had $347,031 remaining under its authorized share repurchase program as of December 31, 2013.
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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone from a group of institutional and other investors. Pursuant to a merger agreement, the Company acquired all of Flagstone's outstanding common shares in exchange for the Company's common shares and cash. The Company issued 14,202,664 common shares, net of 87,725 shares withheld for income taxes, valued at $34.87 per share as partial consideration for the acquisition. In addition, 1,638,875 common shares recorded in treasury are owned by Validus UPS, Ltd., a wholly-owned subsidiary of the Company. As part of the Flagstone Acquisition, warrants to acquire Flagstone shares were converted into 121,942 warrants to acquire the Company's common shares. In accordance with the merger agreement, these warrants had a $62.02 strike price and expired without being exercised on December 31, 2013.
The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	796,838
Restricted share units vested, net of shares withheld	14,381
Options exercised	351,509
Warrants exercised	591,480
Direct issuance of common stock	1,266
Performance shares vested, net of shares withheld	31,897
Deferred share units vested, net of shares withheld	2,935
Common shares issued, December 31, 2013	154,488,497
Treasury shares, December 31, 2013	(58,444,185)
Common shares outstanding, December 31, 2013	96,044,312

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Common Shares
Common shares issued, December 31, 2011	134,503,065
Restricted share awards vested, net of shares withheld	1,572,634
Restricted share units vested, net of shares withheld	15,173
Options exercised	439,065
Warrants exercised	326,715
Direct issuance of common stock	15,841,539
Common shares issued, December 31, 2012	152,698,191
Treasury shares, December 31, 2012	(44,776,932)
Common shares outstanding, December 31, 2012	107,921,259

Common Shares
Common shares issued, December 31, 2010	132,838,111
Restricted share awards vested, net of shares withheld	569,104
Restricted share units vested, net of shares withheld	9,497
Employee seller shares vested	197,174
Options exercised	459,932
Warrants exercised	428,884
Direct issuance of common stock	363
Common shares issued, December 31, 2011	134,503,065
Treasury shares, December 31, 2011	(35,031,985)
Common shares outstanding, December 31, 2011	99,471,080

(b)	Warrants
The Company had total outstanding warrants as at December 31, 2013 of 5,296,056 (2012: 6,410,472), with each warrant providing the holder with the option to purchase a common share. No further warrants are anticipated to be issued.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

During the year ended December 31, 2013, 1,114,416 warrants were exercised which resulted in the issuance of 591,480 common shares. During the year ended December 31, 2012, 628,147 warrants were exercised which resulted in the issuance of 326,715 common shares. Holders of the outstanding warrants are entitled to exercise the warrant in whole or in part at any time until the expiration date.

(c)	Deferred share units
Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units. There were no outstanding deferred share units at December 31, 2013 (2012: 5,001).
As of February 16, 2013, John Hendrickson became an employee director. As a result, his 5,039 deferred share units vested and 2,935 common shares were issued to him, net of shares withheld for taxes.

(d)	Dividends
On February 6, 2013, the Company declared a special dividend in the amount of $2.00 per common share and $2.00 per common share equivalent for which each outstanding warrant is exercisable (the "2013 Special Dividend"). The 2013 Special Dividend was paid on February 26, 2013 to shareholders and warrant holders of record as of February 19, 2013.
In addition, the Company announced four quarterly cash dividends of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, during the year ended December 31, 2013 (2012: $0.25). These dividends were paid on March 29, 2013, June 28, 2013, September 30, 2013 and December 31, 2013 to holders of record on March 15, 2013, June 14, 2013, September 13, 2013 and December 13, 2013, respectively.
17. Retirement plans
The Company provides pension benefits to eligible employees through various plans which are managed externally and sponsored by the Company. The Company’s contributions are expensed as incurred. The Company’s expenses for its defined contribution retirement plans for the years ended December 31, 2013, 2012 and 2011 were $7,621, $9,233 and $7,591, respectively.
18. Stock plans
Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 1,768,372 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

i.	Options
Options may be exercised for voting common shares upon vesting. Options have a life of 10 years and vest either pro rata or at the end of the required service period from the date of grant. Fair value of the option awards at the date of grant is determined using the Black-Scholes option-pricing model.
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
Share compensation expenses in respect of options of $nil were recorded for the year ended December 31, 2013 (2012 : $142, 2011: $1,770). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
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
Activity with respect to options for the year ended December 31, 2013 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2012	1,823,947	$6.52	$20.69
Options regranted (modified)	1,833,414	6.76	19.02
Options exercised	(351,509)	5.94	22.91
Options cancelled (modified)	(1,733,139)	6.76	20.12
Options outstanding, December 31, 2013	1,572,713	$6.66	$18.88
Options exercisable at December 31, 2013	1,572,713	$6.66	$18.88
Activity with respect to options for the year ended December 31, 2012 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options exercised	(439,065)	7.44	17.73
Options outstanding, December 31, 2012	1,823,947	$6.52	$20.69
Options exercisable at December 31, 2012	1,823,947	$6.52	$20.69
Activity with respect to options for the year ended December 31, 2011 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2010	2,723,684	$6.74	$20.19
Options exercised	(459,932)	6.98	20.55
Options forfeited	(740)	10.30	20.39
Options outstanding, December 31, 2011	2,263,012	$6.69	$20.12
Options exercisable at December 31, 2011	2,188,566	$6.63	$20.01
At December 31, 2013, there were no (2012: $nil; 2011: $141) unrecognized share compensation expenses in respect of options. Share compensation expenses with respect to the year ended December 31, 2011 have been recognized over a weighted-average period of 0.2 years.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $27,750 were recorded for the year ended December 31, 2013 (2012: $25,145; 2011: $27,428). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the year ended December 31, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	1,594,672	36.07
Restricted share awards vested	(969,562)	28.12
Restricted share awards forfeited	(110,912)	28.34
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Activity with respect to unvested restricted share awards for the year ended December 31, 2012 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
Restricted share awards granted	921,506	31.47
Restricted share awards vested	(1,719,855)	24.40
Restricted share awards forfeited	(34,651)	27.85
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Activity with respect to unvested restricted share awards for the year ended December 31, 2011 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2010	3,114,039	$24.33
Restricted share awards granted	621,254	31.92
Restricted share awards vested	(712,692)	24.85
Restricted share awards forfeited	(19,054)	26.63
Restricted share awards outstanding, December 31, 2011	3,003,547	$25.77
At December 31, 2013, there were $69,219 (2012: $43,952; 2011: $40,809) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 3.2 years (2012: 2.6 years; 2011: 2.4 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $585 were recorded for the year ended December 31, 2013 (2012: $499; 2011: $456). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share units for the year ended December 31, 2013 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Restricted share units granted	36,635	36.11
Restricted share units vested	(21,814)	28.17
Restricted share units issued in lieu of cash dividends	4,459	30.70
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Activity with respect to unvested restricted share units for the year ended December 31, 2012 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2011	53,312	$27.60
Restricted share units granted	16,633	31.77
Restricted share units vested	(22,818)	26.49
Restricted share units issued in lieu of cash dividends	1,504	28.66
Restricted share units forfeited	(1,393)	28.57
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Activity with respect to unvested restricted share units for the year ended December 31, 2011 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2010	47,049	$25.04
Restricted share units granted	18,388	32.10
Restricted share units vested	(13,340)	24.72
Restricted share units issued in lieu of cash dividends	1,215	27.30
Restricted share units outstanding, December 31, 2011	53,312	$27.60
At December 31, 2013, there were $1,678 (2012: $978; 2011: $985) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.4 years (2012: 2.6 years; 2011: 2.7 years).

iv.	Performance share awards
The performance share awards contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Book Value per Diluted Share (“DBVPS”) over a three year period. For performance share awards granted during the period, the grant date is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of comprehensive income in the period in which they are determined.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Share compensation expenses of $(705) were recorded for the year ended December 31, 2013 (2012: $923; 2011: $2,349). The share compensation expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period. The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.
Activity with respect to unvested performance share awards for the year ended December 31, 2013 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2012	220,845	$31.81
Performance share awards granted	38,386	36.11
Performance share awards vested	(39,094)	28.70
Performance share awards forfeited	(18,701)	31.05
Performance share awards conversion adjustment	(99,616)	33.05
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Activity with respect to unvested performance share awards for the year ended December 31, 2012 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2011	279,019	$30.77
Performance share awards granted	41,128	31.38
Performance share awards forfeited	(99,302)	28.70
Performance share awards outstanding, December 31, 2012	220,845	$31.81
Activity with respect to unvested performance share awards for the year ended December 31, 2011 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2010	132,401	$28.70
Performance share awards granted	146,618	32.64
Performance share awards outstanding, December 31, 2011	279,019	$30.77
At December 31, 2013, there were $1,642 (2012: $3,328; 2011: $5,677) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.0 years (2012: 1.7 years; 2011: 2.1 years).

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of July 2, 2011, the employee seller shares were fully expensed. There were no share compensation expenses recorded for the year ended December 31, 2013 (2012: $nil; 2011: $2,293).
Activity with respect to unvested employee seller shares for the year ended December 31, 2011 was as follows:

	Employee Seller Shares	Weighted Average Grant Date Fair Value
Employee seller shares outstanding, December 31, 2010	197,879	$22.01
Employee seller shares vested	(197,174)	22.01
Employee seller shares forfeited	(705)	22.01
Employee seller shares outstanding, December 31, 2011	—	$—
At December 31, 2011, there were no unrecognized share compensation expenses respect of employee seller shares.

(c)	Total share compensation expenses
The breakdown of share compensation expenses by award type was as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Options	$—	$142	$1,770
Restricted share awards	27,750	25,145	27,428
Restricted share units	585	499	456
Performance share awards	(705)	923	2,349
Employee seller shares	—	—	2,293
Total	$27,630	$26,709	$34,296

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

19. Debt and financing arrangements

(a)	Financing structure and finance expenses
The financing structure as at December 31, 2013 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,866	137,866	137,866
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	601,616	541,416	541,416
2010 Senior Notes due 2040	250,000	250,000	247,198
Total debentures and senior notes payable	851,616	791,416	788,614
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	358,567	—
$200,000 secured bi-lateral letter of credit facility	200,000	16,726	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Reinsurance secured letter of credit facility	24,800	24,800	—
IPC bi-lateral facility	40,000	20,177	—
$375,000 Flagstone bi-lateral facility	375,000	305,686	—
Total credit and other facilities	1,599,800	751,250	—
Total debt and financing arrangements	$2,451,416	$1,542,666	$788,614
The financing structure as at December 31, 2012 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,159	137,159	137,159
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	600,909	540,709	540,709
2010 Senior Notes due 2040	250,000	250,000	247,090
Total debentures and senior notes payable	850,909	790,709	787,799
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	376,570	—
$500,000 secured bi-lateral letter of credit facility	500,000	92,402	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	219	—
IPC bi-lateral facility	80,000	40,613	—
$550,000 Flagstone bi-lateral facility	550,000	381,019	—
Total credit and other facilities	2,090,000	915,823	—
Total debt and financing arrangements	$2,940,909	$1,706,532	$787,799

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at the issuance date for each placement.

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures (c)	August 23, 2006	$137,866	September 15, 2036	3.540%	(a)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures (c)	June 8, 2007	$88,750	July 30, 2037	3.000%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures (c)	September 20, 2007	$25,000	September 15, 2037	3.100%	(a)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(b)	Semi-annually in arrears

(a)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.

(b)	Fixed interest rate.

(c)	For the Flagstone 2006 and 2007 Junior Subordinated Deferrable Debentures, the table summarizes the Company's participation as at the date of the Flagstone Acquisition, November 30, 2012.
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at December 31, 2013:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$137,866	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Senior Notes
The Senior Notes due 2040 (the “2010 Senior Notes”) were part of a registered public offering. They are redeemable at the Company's option in whole, but not in part, at any time upon the occurrence of certain tax events as described in the prospectus supplement of the 2010 Senior Notes. Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the years ended December 31, 2013 and 2012.
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
Future payments of principal of $250,000 on the 2010 Senior Notes are all expected to be after 2016.
Junior subordinated deferrable debentures
The Company participated in private placements of junior subordinated deferrable interest debentures due 2036 and 2037 (respectively, the “2006 Junior Subordinated Deferrable Debentures” and "2007 Junior Subordinated Deferrable Debentures").
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the years ended December 31, 2013 and 2012.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the years ended December 31, 2013 and 2012.
Future payments of principal of $541,416 on the debentures discussed above are all expected to be after 2016.

(c)	Credit facilities

(i)	$400,000 syndicated unsecured letter of credit facility and $525,000 syndicated secured letter of credit facility
On March 9, 2012, the Company entered into a $400,000 four-year unsecured credit facility with Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, Lloyds Securities Inc. and Suntrust Bank, as co-documentation agents and the lenders party thereto, which provides for letter of credit and revolving credit availability for the Company (the “Four Year Unsecured Facility”) (the full $400,000 of which is available for letters of credit and/or revolving loans). The Four Year Unsecured Facility was provided by a syndicate of commercial banks. Letters of credit under the Four Year Unsecured Facility are available to support obligations in connection with the insurance business of the Company and its subsidiaries. Loans under the Four Year Unsecured Facility are available for the general corporate and working capital purposes of the Company. The Company may request that existing lenders under the Four Year Unsecured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Unsecured Facility do not exceed $500,000.
Also on March 9, 2012, the Company entered into a $525,000 four-year secured credit facility, with the same parties, which provides for letter of credit availability for the Company (the “Four Year Secured Facility” and together with the Four Year Unsecured Facility, the “Credit Facilities”). The Four Year Secured Facility was also provided by a syndicate of commercial banks. Letters of credit under the Four Year Secured Facility will be available to support obligations in connection with the insurance business of the Company. The Company may request that existing lenders under the Four Year Secured Facility or prospective additional lenders agree to make available additional commitments from time to time so long as the aggregate commitments under the Four Year Secured Facility do not exceed $700,000. The obligations of the Company under the Four Year Secured Facility are secured by cash and securities deposited into cash collateral accounts from time to time with The Bank of New York Mellon.
As of December 31, 2013, there were $358,567 in outstanding letters of credit under the Four Year Secured Facility (2012: $376,570) and $nil outstanding under the Four Year Unsecured Facility (2012: $nil).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of December 31, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
On March 9, 2012, upon entering into the Credit Facilities, the Company terminated its (a) three-year bi-lateral $60,000 unsecured revolving credit facility, dated March 12, 2010, (b) $340,000 three-year unsecured credit facility, dated March 12, 2010 and (c) $500,000 five-year secured credit facility, dated March 12, 2007. No early termination penalties were incurred.

(ii)	$25,000 Talbot FAL facility
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
On November 19, 2009, the Company entered into an Amendment and Restatement of the Talbot FAL facility to reduce the commitment from $100,000 to $25,000. The Talbot FAL facility has also been extended to support the 2010, 2011, 2012, 2013, 2014 and 2015 underwriting years of account. As of December 31, 2013 the Company had $25,000 (2012: $25,000) in outstanding letters of credit under the Talbot FAL facility.
As amended, the Talbot FAL facility contains affirmative covenants that include requirements for consolidated net worth and debt to capital ratios in line with those in place for the Credit Facilities and discussed above. The Talbot FAL facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL facility. As of December 31, 2013 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

(iii)	$40,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC (the "IPC bi-lateral facility"). As of December 31, 2013, $20,177 of outstanding letters of credit were issued under the IPC bi-lateral facility (2012: $40,613). As of December 31, 2013 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

(iv)	$200,000 secured bi-lateral letter of credit facility
On August 10, 2009, the Company entered into an uncommitted secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). During the year ended December 31, 2013, the aggregate amount of letters of credit available under this facility was reduced from $500,000 to $200,000. As of December 31, 2013, $16,726 (2012: $92,402) of letters of credit were outstanding under the Secured bi-lateral facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of December 31, 2013, the Company is in compliance with all terms and covenants thereof.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

(v)	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe (as "Borrower") and its subsidiary, PaCRe Investments, Ltd. (as "Guarantor") entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. As of December 31, 2013, $294 (2012: $219) of letters of credit were outstanding under this facility. As of December 31, 2013, and throughout the reporting periods presented, PaCRe was in compliance with all covenants and restrictions thereof.

(vi)	$24,800 AlphaCat reinsurance secured letter of credit facility
On January 2, 2013 AlphaCat Reinsurance Ltd. (as "Borrower") entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provides for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. During the year ended December 31, 2013 the size of the facility was increased to a total of $24,800. As of December 31, 2013, $24,800 (2012: $nil) of letters of credit were outstanding under this facility. As of December 31, 2013, and throughout the reporting periods presented, AlphaCat Reinsurance Ltd., was in compliance with all covenants and restrictions thereof.

(vii)	$375,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). During the year ended December 31, 2013, the aggregate amount of letters of credit available under this facility was reduced from $550,000 to $375,000. At December 31, 2013, the Flagstone Bi-Lateral Facility had $305,686 (2012: $381,019) letters of credit issued and outstanding. As of December 31, 2013, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

(d)	Finance expenses
Finance expenses consist of interest on our junior subordinated deferrable debentures, senior notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges, AlphaCat financing fees and the costs of FAL as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
2006 Junior Subordinated Deferrable Debentures	$8,868	$6,964	$9,768
2007 Junior Subordinated Deferrable Debentures	7,341	8,922	12,115
Flagstone 2006 Junior Subordinated Deferrable Debentures	8,259	459	—
Flagstone 2007 Junior Subordinated Deferrable Debentures	6,222	327	—
2010 Senior Notes due 2040	22,388	22,388	22,388
Credit facilities	6,544	11,999	6,492
Bank charges	507	269	218
AlphaCat Re 2011 fees (a)	—	—	3,609
AlphaCat ILS funds fees (b)	3,866	2,432	—
Talbot FAL Facility	182	97	227
Total finance expenses	$64,177	$53,857	$54,817

(a)	Included preferred share dividends and finance expenses attributable to AlphaCat Re 2011.

(b)
Includes finance expenses incurred during the years ended December 31, 2013, and 2012 by AlphaCat Managers, Ltd. in relation to the AlphaCat ILS funds and fund-raising for AlphaCat 2014 and AlphaCat 2013 respectively.

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
The Company has subsidiaries and branches with operations in several jurisdictions outside Bermuda, including but not limited to the United Kingdom (U.K.), the United States (U.S.), Switzerland, Luxembourg and Canada that are subject to relevant taxes in those jurisdictions. Within Note 25 "Segment information" of these Consolidated Financial Statements, gross premiums written are allocated to the territory of coverage exposure and therefore do not correlate to pre-tax income generated in any of the territories identified.
The Company’s income (loss) before income tax for the years ended December 31, 2013, 2012 and 2011 was generated in the following jurisdictions:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Income before tax—Bermuda	$601,583	$369,675	$42,230
Income before tax—United Kingdom	4,668	10,277	1,415
(Loss) income before tax—United States	(464)	3,075	—
(Loss) before tax—Switzerland	(225)	(3,381)	—
Income before tax—Canada	57	391	301
(Loss) income before tax—Other	(8,401)	2,502	—
Income before tax—Total	$597,218	$382,539	$43,946
Income tax expense (benefit) is comprised of current and deferred tax. Income tax expense (benefit) is as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Current income tax expense (benefit)	$1,781	$1,328	$8,977
Deferred income tax (benefit) expense	(1,398)	1,173	(8,153)
Total income tax expense	$383	$2,501	$824

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The table below is a reconciliation of the actual income tax expense for the years ended December 31, 2013, 2012 and 2011 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Expected tax expense at Bermuda statutory rate of 0%	$—	$—	$—
Foreign tax expense (benefit) at local expected tax rates	(2,399)	4,882	1,773
Total expected tax expense (benefit)	(2,399)	4,882	1,773
Valuation allowance	4,967	—	—
Tax exempt income and expenses not deductible	(263)	—	—
Impact of enacted changes in tax rates	(407)	(1,611)	—
Prior years tax adjustments	(461)	(770)	(949)
Other	(1,054)	—	—
Actual income tax expense	$383	$2,501	$824
Deferred tax assets and liabilities primarily represent the tax effect of temporary differences between the carrying value of assets and liabilities for financial statement purposes and such values as measured by tax laws and regulations in countries in which the operations are taxable. Deferred tax assets may also represent the tax effect of tax loss carryforwards
In assessing whether deferred tax assets can be realized, the Company considers whether it is more likely than not that the tax benefit of the deferred tax asset will be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income in the period during which those temporary differences and tax loss carryforwards become deductible. The Company considers the reversal of the deferred tax liabilities and projected future taxable income in making this assessment. The amount of the deferred tax asset considered realizable could be reduced in the future if estimates of future taxable income are reduced.
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	Years Ended
	December 31, 2013	December 31, 2012
Deferred tax asset
Tax losses carried forward	$(185,955)	$(175,032)
Timing differences	(10,918)	(4,366)
Other	(128)	—
Deferred tax asset, gross of valuation allowance	(197,001)	(179,398)
Valuation allowance	177,656	170,791
Net deferred tax asset	$(19,345)	$(8,607)
Deferred tax liability
Lloyd's underwriting profit taxable in future periods	$33,744	$25,732
Other	4,687	3,134
Deferred tax liability	38,431	28,866
Net deferred tax liability	$19,086	$20,259
The Company has undistributed earnings in several foreign subsidiaries. If such earnings were to be distributed, as dividends or otherwise, they may be subject to taxation. As a general rule, the Company will reinvest these undistributed earnings and only distribute earnings if they can be distributed in a tax free manner.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of December 31, 2013, the Company had net operating and capital loss carry forwards inclusive of cumulative currency translation adjustments as follows:

Tax Jurisdiction	Losses carried forward	Tax effect	Expiration
United Kingdom	38,601	8,299	None
United States	31,024	10,859	2026-2033
Switzerland	254,463	53,647	2014-2019
Luxembourg	387,504	113,151	None
The valuation allowance as at December 31, 2013 of $177,656 (2012: $170,791), relates to tax loss carry forwards of subsidiaries in Switzerland, Luxembourg, and the United States. The Company believes it is necessary to establish a full valuation allowance against the tax assets related to former Flagstone subsidiaries and for its U.S. operations, primarily due to uncertainty regarding the ability of these entities to generate sufficient future taxable income to utilize the loss carry forwards and realize the deferred tax assets. There was no change in the position taken during the years ended December 31, 2013, 2012 or 2011.
The Company has reviewed historical taxable income and future taxable income projections for its U.K. operations and has determined that in its judgment substantially all of the U.K. tax loss carry forwards and temporary differences will more likely than not be realized as reductions to future taxable income within a reasonable period. As noted above, losses can be carried forward indefinitely in the United Kingdom.
At December 31, 2013 and 2012, the Company has no accrued liabilities for tax, interest and penalties relating to uncertain tax positions.
The Company has open examinations by tax authorities in India. The Company believes that these examinations will be concluded within the next 24 months; however, it is not currently possible to estimate the outcome of these examinations. The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the United Kingdom, 2012 and 2013; the United States, 2010 to 2013; Switzerland, 2009 to 2013; and Canada, 2009 to 2013.
21. Accumulated other comprehensive (loss)
The changes in accumulated other comprehensive income ("AOCI"), by component for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance	(2,953)	(6,601)
Amounts reclassified to retained earnings	4,290	—
Current period foreign currency translation adjustments	(1,954)	3,648
Ending balance	(617)	(2,953)
22. Commitments and contingencies

(a)	Concentrations of credit risk
The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher, with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% of its investment portfolio or less, excluding government and agency securities. With the exception of the Company’s bank loan portfolio, which represents 10.4% of the Company's total investments as at December 31, 2013, the minimum credit rating of any security purchased is Baa3/BBB-. In the case where

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

currently held investments are downgraded below Baa3/BBB-, the Company tolerates a holding of up to 2% of its investment portfolio in aggregate market value, or 10% with written authorization. Excluding bank loans, 1.5% of the portfolio had a split rating below Baa3/BBB- as at December 31, 2013. The Company did not have an aggregate exposure to any single issuer of more than 1.0% of its investment portfolio, other than with respect to government and agency securities as at December 31, 2013.
The Company underwrites a significant amount of its reinsurance business through three particular brokers as set out below. There is credit risk associated with payments of insurance and reinsurance balances to the Company if these brokers are unable to fulfill their contractual obligations. These companies are large, well established, and there are no indications they are financially distressed. There were no other brokers or parties insured or reinsured that accounted for more than 10% of gross premiums written for the periods mentioned.
The following table shows the percentage of gross premiums written by broker for the years ended December 31, 2013, 2012 and 2011:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Aon Benfield Group Ltd.	29.8%	26.5%	23.8%
Marsh & McLennan	21.4%	29.4%	25.9%
Willis Group Holdings Ltd.	19.1%	16.1%	17.0%

(b)	Employment agreements
The Company has entered into employment agreements with certain individuals that provide for executive benefits and severance payments under certain circumstances.

(c)	Operating leases
The Company leases office space and office equipment under operating leases. Total rent expense with respect to these operating leases for the year ended December 31, 2013 was approximately $10,214 (2012: $7,670, 2011: $5,752). Future minimum lease commitments are as follows:

2014	$11,293
2015	9,849
2016	8,723
2017	8,449
2018 and thereafter	19,129
$57,443

(d)	Funds at Lloyd’s
The amounts provided under the Talbot FAL Facility would become a liability of the Company in the event of Syndicate 1183 declaring a loss at a level which would call on this arrangement.
Talbot operates in Lloyd’s through a corporate member, Talbot 2002 Underwriting Capital Ltd (“T02”), which is the sole participant in Syndicate 1183. Lloyd’s sets T02’s required capital annually based on Syndicate 1183’s business plan, rating environment and reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, called Funds at Lloyd’s (“FAL”), comprises: cash, investments and undrawn letters of credit provided by various banks.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amounts of cash, investments and letters of credit provided for each year of account as follows:

	2014 Underwriting Year	2013 Underwriting Year	2012 Underwriting Year
Talbot FAL facility	$25,000	$25,000	$25,000
Group funds	450,000	403,700	448,800
Total	$475,000	$428,700	$473,800
The amounts which the Company provides as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends.

(e)	Lloyd’s Central Fund
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2014 estimated premium income at Lloyd’s of £625,000, the December 31, 2013 exchange rate of £1 equals $1.6561 and assuming the maximum 3% assessment the Company would be assessed approximately $31,052.

(f)	Aquiline Commitment
As discussed in Note 9 "Investments in affiliates", the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed a total capital commitment of $50,000 which will expire on July 2, 2015. The Company’s remaining commitment at December 31, 2013 was $17,890.
23. Related party transactions
The transactions listed below are classified as related party transactions as each counterparty has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies (“Aquiline”), which own 3,446,643 shares in the Company, hold warrants to purchase 2,756,088 shares, and has two employees on the Company’s Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. (“Group Ark”). Christopher E. Watson, a director of the Company, also serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the year ended December 31, 2013 of $2,899 (2012: $7,582; 2011: $1,464), of which $242 was included in premiums receivable at December 31, 2013 (2012: $251). The Company also recognized reinsurance premiums ceded during the year ended December 31, 2013 of $85 (2012: $90; 2011: $163). The Company recorded $3,698 of loss reserves recoverable as at December 31, 2013 (2012: $3,694). Earned premium adjustments of $2,911 were incurred during the year ended December 31, 2013 (2012: $7,625; 2011: $1,524).
Aquiline was previously a shareholder of Tiger Risk Partners LLC (“Tiger Risk”). Christopher E. Watson, a director of the Company serves as a director of Tiger Risk. As of March 31, 2013, Tiger Risk was no longer a related party due to Aquiline's disposal of its investment. Pursuant to certain reinsurance contracts, the Company recognized brokerage expenses paid to Tiger Risk during the year ended December 31, 2013 of $nil (2012: $2,424; 2011: $1,142), of which no amounts were included in accounts payable and accrued expenses as at December 31, 2013 (2012: $964).
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. (“Conning”) to manage a portion of the Company’s investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the year ended December 31, 2013 were $500 (2012: $809; 2011: $783), of which $283 were included in accounts payable and accrued expenses at December 31, 2013 (2012: $201).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with Aquiline Capital Partners LLC, a Delaware limited liability company (the “Assignor”) and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the “General Partner”) pursuant to which the Company assumed 100% of the Assignor’s interest in Aquiline Financial Services Fund II L.P. (the “Partnership”) representing a total capital commitment of $50,000 (the “Commitment”), as a limited partner in the Partnership (the “Transferred Interest”). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the year ended December 31, 2013, the Company incurred $1,236 (2012: $2,979; 2011: $nil ) in partnership fees and made $14,492 (2012: $14,365; 2011: $3,253) of capital contributions. There were no balances included in accounts payable and accrued expenses as at December 31, 2013 or 2012.
Certain shareholders of the Company and their affiliates, as well as employers of entities associated with directors or officers have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company believes these transactions were settled for arms length consideration.
24. Earnings per share
The following table sets forth the computation of basic earnings per share and earnings per diluted share available to common shareholders for the years ended December 31, 2013, 2012 and 2011:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Basic earnings per share
Net income	$542,361	$392,618	$43,122
(Income) loss attributable to noncontrolling interest	(9,695)	15,820	(21,793)
Net income available to Validus	$532,666	$408,438	$21,329
Less: Dividends and distributions declared on outstanding warrants	(19,214)	(6,693)	(7,644)
Income available to common shareholders	$513,452	$401,745	$13,685
Weighted average number of common shares outstanding	102,202,274	97,184,110	98,607,439
Basic earnings per share available to common shareholders	$5.02	$4.13	$0.14

Earnings per diluted share
Net income	$542,361	$392,618	$43,122
(Income) loss attributable to noncontrolling interest	(9,695)	15,820	(21,793)
Net income available to Validus	$532,666	$408,438	$21,329
Less: Dividends and distributions declared on outstanding warrants	(19,214)	—	(7,644)
Income available to common shareholders	$513,452	$408,438	$13,685
Weighted average number of common shares outstanding	102,202,274	97,184,110	98,607,439
Share equivalents:
Warrants	—	3,137,956	—
Stock options	1,026,543	769,618	776,204
Unvested restricted shares	741,472	1,293,239	1,544,641
Weighted average number of diluted common shares outstanding	103,970,289	102,384,923	100,928,284
Earnings per diluted share available to common shareholders	$4.94	$3.99	$0.14
Share equivalents that would result in the issuance of common shares of 366,821, 199,446 and 181,105 were outstanding for the years ended December 31, 2013, 2012 and 2011, respectively but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

25. Segment information
The Company conducts its operations worldwide through three operating segments, which have been determined under U.S. GAAP segment reporting to be Validus Re, AlphaCat and Talbot. During the first quarter of 2012, to better align the Company’s operating and reporting structure with its current strategy, there was a change in the segment structure. This change included the AlphaCat group of companies as a separate operating segment. The AlphaCat segment includes the Company’s investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014, PaCRe and the AlphaCat ILS funds. The Company’s operating segments are strategic business units that offer different products and services. They are managed and have capital allocated separately because each segment requires different strategies.
Validus Re Segment
The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation, crisis management, contingency, motor, technical lines and composite.
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
AlphaCat Segment
The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees primarily from the Company’s operating affiliates, AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and AlphaCat 2014, as well as investments in PaCRe and the AlphaCat ILS funds.
Talbot Segment
The Talbot segment focuses on a wide range of marine and energy, war, political violence, commercial property, financial institutions, contingency, bloodstock, accident & health and aviation classes of business on an insurance or facultative reinsurance basis and principally property, aerospace and marine classes of business on a treaty reinsurance basis.
Corporate and eliminations
The Company has a corporate function ("corporate"), which includes the activities of the parent company, and which carries out certain functions for the group. Corporate includes ‘non-core’ underwriting expenses, predominantly general and administrative and stock compensation expenses. Corporate also denotes the activities of certain key executives such as the Chief Executive Officer and Chief Financial Officer. For internal reporting purposes, corporate is reflected separately, however corporate is not considered an operating segment under these circumstances. Other reconciling items include, but are not limited to, the elimination of inter segment revenues and expenses and unusual items that are not allocated to segments. Corporate also includes the gain on bargain purchase, net of expenses in connection with the acquisition of Flagstone in 2012, as well as transaction expenses relating to the costs incurred in connection with the proposed acquisition of Transatlantic Holdings, Inc. in 2011.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Year Ended December 31, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,242,522	$147,009	$1,091,890	$(80,315)	$2,401,106
Reinsurance premiums ceded	(226,264)	(525)	(226,111)	80,315	(372,585)
Net premiums written	1,016,258	146,484	865,779	—	2,028,521
Change in unearned premiums	117,679	(9,070)	(35,085)	—	73,524
Net premiums earned	1,133,937	137,414	830,694	—	2,102,045
Underwriting deductions
Losses and loss expenses	430,026	17,569	346,337	—	793,932
Policy acquisition costs	180,779	13,853	170,738	(5,060)	360,310
General and administrative expenses	91,260	18,765	136,458	68,782	315,265
Share compensation expenses	7,668	468	9,613	9,881	27,630
Total underwriting deductions	709,733	50,655	663,146	73,603	1,497,137
Underwriting income (loss)	$424,204	$86,759	$167,548	$(73,603)	$604,908
Net investment income	81,346	3,865	18,061	(7,200)	96,072
Other income	8,445	26,424	1,819	(28,345)	8,343
Finance expenses	(16,111)	(5,734)	(259)	(42,073)	(64,177)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	497,884	111,314	187,169	(151,221)	645,146
Tax benefit (expense)	272	—	(671)	16	(383)
Income from operating affiliates	—	14,289	—	—	14,289
(Income) attributable to operating affiliate investors	—	(68,763)	—	—	(68,763)
Net operating income (loss)	$498,156	$56,840	$186,498	$(151,205)	$590,289
Net realized (losses) gains on investments	(1,382)	4,084	556	—	3,258
Net unrealized (losses) on investments	(41,388)	(3,893)	(13,200)	—	(58,481)
Income from investment affiliate	4,790	—	—	—	4,790
Foreign exchange gains (losses)	7,394	(816)	(3,531)	(542)	2,505
Net income (loss)	$467,570	$56,215	$170,323	$(151,747)	$542,361
Net (income) attributable to noncontrolling interest	—	(9,695)	—	—	(9,695)
Net income (loss) available (attributable) to Validus	$467,570	$46,520	$170,323	$(151,747)	$532,666
Selected ratios:
Net premiums written / Gross premiums written	81.8%	99.6%	79.3%		84.5%
Losses and loss expenses	37.9%	12.8%	41.7%		37.8%
Policy acquisition costs	16.0%	10.1%	20.5%		17.1%
General and administrative expenses (a)	8.7%	14.0%	17.6%		16.3%
Expense ratio	24.7%	24.1%	38.1%		33.4%
Combined ratio	62.6%	36.9%	79.8%		71.2%
Total assets	$5,326,076	$1,558,453	$2,891,682	$70,221	$9,846,432

(a)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Year Ended December 31, 2012	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,131,959	$21,603	$1,078,636	$(65,758)	$2,166,440
Reinsurance premiums ceded	(144,578)	—	(228,686)	65,758	(307,506)
Net premiums written	987,381	21,603	849,950	—	1,858,934
Change in unearned premiums	35,890	(3,937)	(17,671)	—	14,282
Net premiums earned	1,023,271	17,666	832,279	—	1,873,216
Underwriting deductions
Losses and loss expenses	575,416	—	424,030	—	999,446
Policy acquisition costs	154,362	1,774	183,926	(5,364)	334,698
General and administrative expenses	63,048	7,532	133,281	59,791	263,652
Share compensation expenses	7,763	279	7,789	10,878	26,709
Total underwriting deductions	800,589	9,585	749,026	65,305	1,624,505
Underwriting income (loss)	$222,682	$8,081	$83,253	$(65,305)	$248,711
Net investment income	88,727	3,748	21,310	(5,849)	107,936
Other income	5,085	23,229	2,033	(7,951)	22,396
Finance expenses	(8,943)	(3,061)	(162)	(41,691)	(53,857)
Operating income (loss) before taxes and income from operating affiliates	307,551	31,997	106,434	(120,796)	325,186
Tax (expense)	(168)	—	(2,229)	(104)	(2,501)
Income from operating affiliates	—	12,580	—	—	12,580
Net operating income (loss)	$307,383	$44,577	$104,205	$(120,900)	$335,265
Gain on bargain purchase, net of expenses (a)	—	—	—	17,701	17,701
Net realized gains on investments	12,026	216	5,991	—	18,233
Net unrealized gains (losses) on investments	35,033	(19,509)	2,061	—	17,585
(Loss) from investment affiliate	(964)	—	—	—	(964)
Foreign exchange gains (losses)	2,664	44	2,527	(437)	4,798
Net income (loss)	$356,142	$25,328	$114,784	$(103,636)	$392,618
Net loss attributable to noncontrolling interest	—	15,820	—	—	15,820
Net income (loss) available (attributable) to Validus	$356,142	$41,148	$114,784	$(103,636)	$408,438
Selected ratios:
Net premiums written / Gross premiums written	87.2%	100.0%	78.8%		85.8%
Losses and loss expenses	56.2%	0.0%	50.9%		53.4%
Policy acquisition costs	15.1%	10.0%	22.1%		17.9%
General and administrative expenses (b)	6.9%	44.2%	16.9%		15.5%
Expense ratio	22.0%	54.2%	39.0%		33.4%
Combined ratio	78.2%	54.2%	89.9%		86.8%
Total Assets	$6,206,084	$805,513	$2,968,224	$40,443	$10,020,264

(a)
The gain on bargain purchase, net of expenses, arose from the acquisition of Flagstone Reinsurance Holdings S.A. on November 30, 2012 and is net of transaction related expenses which included legal, financial advisory, audit related services and termination expenses.

(b)	Ratios are based on net premiums earned. The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Year Ended December 31, 2011	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,114,493	$75,727	$1,014,122	$(79,651)	$2,124,691
Reinsurance premiums ceded	(150,718)	—	(218,174)	79,651	(289,241)
Net premiums written	963,775	75,727	795,948	—	1,835,450
Change in unearned premiums	2,150	(9,761)	(25,696)	—	(33,307)
Net premiums earned	965,925	65,966	770,252	—	1,802,143
Underwriting deductions
Losses and loss expenses	749,305	10,000	485,096	—	1,244,401
Policy acquisition costs	154,582	7,946	157,334	(5,678)	314,184
General and administrative expenses	44,663	10,929	112,072	29,833	197,497
Share compensation expenses	9,309	107	8,582	16,298	34,296
Total underwriting deductions	957,859	28,982	763,084	40,453	1,790,378
Underwriting income (loss)	$8,066	$36,984	$7,168	$(40,453)	$11,765
Net investment income	93,248	3,245	25,380	(9,577)	112,296
Other income	7,390	11,466	3,485	(16,623)	5,718
Finance expenses	(7,777)	(3,659)	(227)	(43,154)	(54,817)
Operating income (loss) before taxes	100,927	48,036	35,806	(109,807)	74,962
Tax (expense)	(18)	—	(651)	(155)	(824)
Net operating income (loss)	$100,909	$48,036	$35,155	$(109,962)	$74,138
Net realized gains on investments	21,138	531	6,863	—	28,532
Net unrealized (losses) on investments	(14,698)	(1,341)	(3,952)	—	(19,991)
Foreign exchange (losses) gains	(19,524)	(464)	(2,188)	52	(22,124)
Transaction expenses (a)	—	—	—	(17,433)	(17,433)
Net income (loss)	$87,825	$46,762	$35,878	$(127,343)	$43,122
Net (income) attributable to noncontrolling interest	—	(21,793)	—	—	(21,793)
Net income (loss) available (attributable) to Validus	$87,825	$24,969	$35,878	$(127,343)	$21,329
Selected ratios:
Net premiums written / Gross premiums written	86.5%	100.0%	78.5%		86.4%
Losses and loss expenses	77.6%	15.2%	63.0%		69.1%
Policy acquisition costs	16.0%	12.0%	20.4%		17.4%
General and administrative expenses (b)	5.6%	16.7%	15.7%		12.9%
Expense ratio	21.6%	28.7%	36.1%		30.3%
Combined ratio	99.2%	43.9%	99.1%		99.4%
Total assets	$4,604,965	$223,889	$2,775,632	$13,985	$7,618,471

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth the gross premiums written by line of business for the periods indicated:

	Gross Premiums Written
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Property	$1,164,687	$1,060,297	$1,099,303
Marine	570,008	649,421	569,981
Specialty	666,411	456,722	455,407
	$2,401,106	$2,166,440	$2,124,691
The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Year Ended December 31, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$466,555	$50,848	$93,357	$(10,673)	$600,087	25.1%

Worldwide excluding United States (a)	71,421	14,801	142,294	(9,263)	219,253	9.1%
Australia and New Zealand	22,882	2,216	11,097	(607)	35,588	1.5%
Europe	68,685	2,533	51,667	(4,270)	118,615	4.9%
Latin America and Caribbean	7,225	—	155,798	(8,970)	154,053	6.4%
Japan	43,055	653	5,971	(979)	48,700	2.0%
Canada	4,277	818	10,768	(1,406)	14,457	0.6%
Rest of the world (b)	29,401	—	92,652	(5,065)	116,988	4.9%
Sub-total, non United States	246,946	21,021	470,247	(30,560)	707,654	29.4%
Worldwide including United States (a)	179,709	75,140	80,538	(11,166)	324,221	13.5%
Other locations non-specific (c)	349,312	—	447,748	(27,916)	769,144	32.0%
Total	$1,242,522	$147,009	$1,091,890	$(80,315)	$2,401,106	100.0%

	Year Ended December 31, 2012
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$388,728	$12,638	$77,561	$(5,073)	$473,854	21.9%

Worldwide excluding United States (a)	72,050	279	156,593	(12,409)	216,513	10.0%
Australia and New Zealand	26,582	217	12,851	(546)	39,104	1.7%
Europe	73,510	1,332	50,262	(2,429)	122,675	5.7%
Latin America and Caribbean	9,069	—	149,091	(6,811)	151,349	7.0%
Japan	30,591	—	6,630	(401)	36,820	1.7%
Canada	2,811	—	12,243	(740)	14,314	0.7%
Rest of the world (b)	31,308	—	91,130	(5,775)	116,663	5.4%
Sub-total, non United States	245,921	1,828	478,800	(29,111)	697,438	32.2%
Worldwide including United States (a)	171,011	7,137	65,084	(3,938)	239,294	11.0%
Other locations non-specific (c)	326,299	—	457,191	(27,636)	755,854	34.9%
Total	$1,131,959	$21,603	$1,078,636	$(65,758)	$2,166,440	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Year Ended December 31, 2011
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$294,133	$53,168	$84,128	$(6,608)	$424,821	20.0%

Worldwide excluding United States (a)	73,001	—	160,261	(12,587)	220,675	10.3%
Australia and New Zealand	31,071	—	10,530	(827)	40,774	1.9%
Europe	75,675	1,238	52,018	(4,086)	124,845	5.9%
Latin America and Caribbean	22,582	—	127,909	(10,046)	140,445	6.6%
Japan	31,440	—	7,380	(580)	38,240	1.8%
Canada	17,082	—	10,583	(831)	26,834	1.3%
Rest of the world (b)	19,913	—	76,577	(6,014)	90,476	4.3%
Sub-total, non United States	270,764	1,238	445,258	(34,971)	682,289	32.1%
Worldwide including United States (a)	206,684	21,321	50,722	(3,984)	274,743	12.9%
Other locations non-specific (c)	342,912	—	434,014	(34,088)	742,838	35.0%
Total	$1,114,493	$75,727	$1,014,122	$(79,651)	$2,124,691	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

(c)
The Other locations non-specific category refers to business for which an analysis of exposure by geographic zone is not applicable, such as marine and aerospace risks, since these exposures can span multiple geographic areas and, in some instances, are not fixed locations.

26. Statutory and regulatory requirements
Validus Holdings, Ltd. has operations which are subject to laws and regulations in the jurisdictions in which they operate, the most significant of which are Bermuda, the United Kingdom and Switzerland.
As a holding company, Validus Holdings, Ltd.’s principal sources of income are dividends or other sources of permitted distributions from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company’s shareholders. The holding company has no material restrictions on its ability to make distributions to shareholders however, the ability of our (re)insurance subsidiaries to make distributions is limited by the applicable laws and regulations of the various countries in which we operate. The Company’s subsidiaries are required to maintain certain measures of solvency and liquidity which provide restrictions on declaring dividends and distributions. The statutory capital and surplus as at December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
Required statutory capital and surplus (a)	$1,285,905	$1,415,578
Actual statutory capital and surplus (b)	3,908,068	4,232,956

(a)
Required statutory capital and surplus includes Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland), Ltd. (Bermuda Branch), PaCRe, Ltd., IPCRe Limited, Validus Re Americas, Ltd., Talbot Insurance (Bermuda), Ltd., AlphaCat Reinsurance, Ltd. and Mont Fort Re Ltd. Required statutory capital and surplus also includes $440,163 of Funds at Lloyd’s as at December, 31, 2013 (2012: $556,239).

(b)
Actual statutory capital and surplus includes Validus Reinsurance, Ltd., AlphaCat Reinsurance, Ltd. and Talbot Insurance (Bermuda), Ltd. Validus Reinsurance, Ltd. is the parent company of the other five Bermuda based insurance subsidiaries.

For the years ended December 31, 2013, 2012 and 2011, statutory net income was $703,762, $467,920 and $160,531, respectively. Statutory net income is inclusive of the eight Bermuda based insurance subsidiaries. The statutory net income attributable to PaCRe, Ltd. is calculated as the Company’s effective 10% equity interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

As at December 31, 2013, the Company's regulated subsidiaries have the ability to distribute up to $515,362 of unrestricted net assets as dividend payments and/or return of capital to Validus Holdings, Ltd. (2012: $814,151) without prior regulatory approval. As noted below, under “United Kingdom,” additional net assets of $227,555 became available for distribution during the second quarter of 2013. During the year ended December 31, 2013, actual dividends paid to Validus Holdings, Ltd. from its subsidiaries were $1,009,000 (2012: $734,000).

(a)	Bermuda
The Company has eight Bermuda based insurance subsidiaries, Validus Reinsurance, Ltd., a Class 4 insurer, Validus Reinsurance (Switzerland), Ltd. (Bermuda Branch), a Class 4 insurer, PaCRe, Ltd., a Class 4 insurer, IPCRe Limited (“IPCRe”) (formerly known as Validus Re Americas, Ltd.), a Class 3A Insurer, Validus Re Americas, Ltd., a Class 3A Insurer, Talbot Insurance (Bermuda), Ltd. (“TIBL”), a Class 3 Insurer, AlphaCat Reinsurance, Ltd., a Class 3 Insurer, and Mont Fort Re Ltd., a Class 3 Insurer. The Company also has two Bermuda based insurance affiliates, AlphaCat Re 2011, Ltd. and AlphaCat Re 2012, Ltd., both Special Purpose Insurers (“SPI”). Each of these Bermuda insurance subsidiaries and affiliates is registered under the Insurance Act.
The ability of certain of these subsidiaries to pay dividends to us is limited under Bermuda law and regulations. The Insurance Act provides that each of the Class 4 Bermuda subsidiaries may not declare or pay, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its statutory balance sheet in relation to the previous financial year) unless it files with the BMA at least seven days prior to the payment, an affidavit signed by at least two directors and such subsidiary's principal representative, stating that in their opinion such subsidiary will continue to satisfy the required margins following declaration of those dividends, however, there is no additional requirement for BMA approval. In addition, before reducing its total statutory capital by 15% or more (as set out in its previous years' statutory financial statements) each of the Class 3A and Class 4 Bermuda subsidiaries must make application to the BMA for permission to do so; such application shall consist of an affidavit signed by at least two directors and such subsidiary's principal representative stating that in their opinion the proposed reduction in capital will not cause such subsidiaries to fail to meet its relevant margins, and such other information as the BMA may require. The Insurance Act provides that each of the insurance subsidiaries may declare or pay any dividends during any financial year as long as it does not cause the subsidiary to fail to meet its relevant margins subject to the restrictions set out herein and other than in respect of IPCRe. The Class 3 subsidiaries, before reducing by 15% or more of its total statutory capital, as set out in its previous year's financial statements, shall apply to the BMA for its approval and shall provide such information as it may require. The Company's primary restrictions on net assets of insurance subsidiaries consist of regulatory requirements placed upon the regulated insurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2013.
The Company's principal operating subsidiary in Bermuda maintains a branch office in Singapore. As the branch office is not considered a separate entity for regulatory purposes, the required and actual statutory capital and surplus amount includes amounts, as set out above, related to the applicable branch office. The branch office is subject to additional minimum capital or asset requirements in their country of domicile. At December 31, 2013 and 2012, the actual capital and assets for the branch exceeded the relevant local regulatory requirements.

(b)	United Kingdom
As disclosed in Note 22 “Commitments and contingencies (d) Funds at Lloyd’s,” Syndicate 1183 and Talbot 2002 Underwriting Capital Ltd (“T02”) are subject to regulation by the Council of Lloyd’s. Syndicate 1183 and T02 are also subject to regulation by the U.K. Financial Conduct Authority (“FCA”) and Prudential Regulation Authority (“PRA”) under the Financial Services and Market Act 2000.
T02 is a corporate member of Lloyd’s. As a corporate member of Lloyd’s, T02 is bound by the rules of the Society of Lloyd’s, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules (among other matters) prescribe T02’s membership subscription, the level of its contribution to the Lloyd’s central fund and the assets it must deposit with Lloyd’s in support of its underwriting. The Council of Lloyd’s has broad power to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates. The capital required to support a Syndicate’s underwriting capacity, or “Funds at Lloyd’s”, is assessed annually and is determined by Lloyd’s in accordance with the rules of the Society of Lloyd’s. The capital to support the underwriting of Syndicate 1183 is provided in the form of a letter of credit and funds held at Lloyd’s. The amount provided as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

Each year, during the second quarter, the corporate member applies to Lloyd’s to release accumulated funds, whether syndicate profits, interest on Funds at Lloyd’s or other which are in excess of the agreed Funds at Lloyd’s amount. The approved release for the year ended December 31, 2013 was $227,555 (2012: $122,688). At December 31, 2013 and 2012, the actual capital and assets exceeded the relevant local regulatory requirements.

(c)	Switzerland
Validus Reinsurance (Switzerland), Ltd. ("Validus Re Swiss") (formerly Flagstone Réassurance Suisse SA), is a société anonyme headquartered in Zurich, Switzerland as of February 1, 2014. The conduct of reinsurance business by a company headquartered in Switzerland requires a license granted by the Swiss Financial Market Supervisory Authority ("FINMA").
Validus Re Swiss is funded by equity in the form of paid in capital by shares and in share premium. Under Swiss corporate law as modified by insurance supervisory law, a non-life insurance company is obliged to contribute to statutory legal reserves a minimum of 20% of any annual profit up to 50% of statutory capital, being paid in share capital. Validus Re Swiss has been substantially funded by share premium. Share premium can be distributed to shareholders without being subject to withholding tax. However, the distribution of any special dividend to shareholders remains subject to the approval of FINMA which has regard to the maintenance of solvency and the interests of reinsureds and creditors. At December 31, 2013 and 2012, the actual capital and assets exceeded the relevant local regulatory requirements.
27. Subsequent events

(a)	Quarterly Dividend
On February 5, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on March 31, 2014 to holders of record as of March 14, 2014.

(b)	Share Repurchase Authorization
On February 5, 2014, the Board of Directors of the Company announced an increase in the Company's common share purchase authorization to $500,000. This amount is in addition to the $1,774,436 of common shares repurchased by the Company through February 5, 2014 under its previously authorized share repurchase programs. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program will depend on a variety of factors, including market conditions, the Company's capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

28. Condensed unaudited quarterly financial data

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$237,273	$356,760	$702,313	$1,104,760
Reinsurance premiums ceded	(24,558)	(39,415)	(121,396)	(187,216)
Net premiums written	212,715	317,345	580,917	917,544
Change in unearned premiums	279,523	213,943	(33,459)	(386,483)
Net premiums earned	492,238	531,288	547,458	531,061
Underwriting deductions
Losses and loss expenses	206,152	177,965	265,044	144,771
Policy acquisition costs	84,647	94,900	87,152	93,611
General and administrative expenses	82,930	81,089	70,967	80,279
Share compensation expenses	8,147	10,527	6,638	2,318
Total underwriting deductions	381,876	364,481	429,801	320,979
Underwriting income	$110,362	$166,807	$117,657	$210,082
Net investment income	24,204	20,009	26,210	25,649
Other income	4,046	(2,806)	4,418	2,685
Finance expenses	(16,925)	(15,317)	(17,566)	(14,369)
Operating income before taxes, (income) from operating affiliates and (income) loss attributable to operating affiliate investors	$121,687	$168,693	$130,719	$224,047
Tax (expense) benefit	(603)	(5)	(93)	318
Income from operating affiliates	5,510	1,463	3,793	3,523
(Income) attributable to operating affiliate investors (a)	(26,607)	(11,815)	(20,264)	(10,077)
Net operating income	$99,987	$158,336	$114,155	$217,811
Net realized gains (losses) on investments	4,448	(6,320)	3,409	1,721
Net unrealized gains (losses) on investments	20,137	69,967	(141,348)	(7,237)
Gain from investment affiliate	516	1,044	1,753	1,477
Foreign exchange (losses) gains	(2,230)	6,036	(8,223)	6,922
Net income (loss)	$122,858	$229,063	$(30,254)	$220,694
Net (income) loss attributable to noncontrolling interest	(27,526)	(45,694)	60,976	2,549
Net income available to Validus	$95,332	$183,369	$30,722	$223,243
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	98,454,907	99,834,563	103,133,188	107,386,438
Diluted	102,928,482	103,613,766	104,734,643	110,052,999
Basic earnings per share available to common shareholders	$0.95	$1.82	$0.28	$1.94
Earnings per diluted share available to common shareholders	$0.93	$1.77	$0.28	$1.90
Selected ratios:
Losses and loss expenses	41.9%	33.5%	48.4%	27.3%
Expense ratio	35.7%	35.1%	30.1%	33.2%
Combined ratio	77.6%	68.6%	78.5%	60.5%
(a)    This amount had been shown within finance expenses for each of the three months ended March 31, June 30 and September 30, 2013.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$311,847	$390,215	$627,089	$837,289
Reinsurance premiums ceded	(35,659)	(45,743)	(119,052)	(107,052)
Net premiums written	276,188	344,472	508,037	730,237
Change in unearned premiums	223,098	130,632	(60,410)	(279,038)
Net premiums earned	499,286	475,104	447,627	451,199
Underwriting deductions
Losses and loss expenses	458,310	155,455	153,692	231,989
Policy acquisition costs	81,814	98,623	76,129	78,132
General and administrative expenses	65,095	70,547	61,635	66,375
Share compensation expenses	7,126	7,345	6,800	5,438
Total underwriting deductions	612,345	331,970	298,256	381,934
Underwriting (loss) income	$(113,059)	$143,134	$149,371	$69,265
Net investment income	28,802	25,489	25,885	27,760
Other income	187	7,324	5,994	8,891
Finance expenses	(14,510)	(9,362)	(13,706)	(16,279)
Operating (loss) income before taxes and (loss) income from operating affiliates	$(98,580)	$166,585	$167,544	$89,637
Tax (expense)	(615)	(1,343)	(404)	(139)
(Loss) income from operating affiliates	(614)	6,235	3,592	3,367
Net operating (loss) income	$(99,809)	$171,477	$170,732	$92,865
Gain on bargain purchase, net of expenses (a)	21,485	(3,784)	—	—
Net realized (losses) gains on investments	(4,516)	9,063	6,154	7,532
Net unrealized (losses) gains on investments	(35,857)	86,345	(53,574)	20,671
(Loss) from investment affiliate	(406)	(160)	(398)	—
Foreign exchange gains (losses)	1,181	1,103	(652)	3,166
Net (loss) income	$(117,922)	$264,044	$122,262	$124,234
Net loss (income) attributable (available) to noncontrolling interest	27,206	(56,746)	45,360	—
Net (loss) income (attributable) available to Validus	$(90,716)	$207,298	$167,622	$124,234
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	97,688,338	93,368,775	98,254,186	99,425,140
Diluted	97,688,338	98,236,490	103,667,967	105,096,090
Basic (loss) earnings per share (attributable) available to common shareholders	$(0.94)	$2.20	$1.69	$1.23
(Loss) earnings per diluted share (attributable) available to common shareholders	$(0.94)	$2.11	$1.62	$1.18
Selected Ratios:
Losses and loss expenses	91.8%	32.7%	34.3%	51.4%
Expense ratio	30.9%	37.2%	32.3%	33.2%
Combined ratio	122.7%	69.9%	66.6%	84.6%

(a)
The gain on bargain purchase, net of expenses, arose from the acquisition of Flagstone Reinsurance Holdings S.A. on November 30, 2012 and is net of transaction related expenses which included legal, financial advisory, audit related services and termination expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (Continued)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Underwriting income
Gross premiums written	$278,279	$391,129	$605,387	$849,896
Reinsurance premiums ceded	(16,489)	(30,586)	(132,346)	(109,820)
Net premiums written	261,790	360,543	473,041	740,076
Change in unearned premiums	226,556	98,081	(47,401)	(310,543)
Net premiums earned	488,346	458,624	425,640	429,533
Underwriting deductions
Losses and loss expenses	334,829	226,067	207,307	476,198
Policy acquisition costs	81,253	77,405	78,230	77,296
General and administrative expenses	52,253	35,926	60,841	48,477
Share compensation expenses	7,237	7,382	7,628	12,049
Total underwriting deductions	475,572	346,780	354,006	614,020
Underwriting income (loss)	$12,774	$111,844	$71,634	$(184,487)
Net investment income	28,080	27,747	26,494	29,975
Other income	3,517	—	595	1,606
Finance expenses	(13,520)	(10,935)	(16,361)	(14,001)
Operating income (loss) before taxes	$30,851	$128,656	$82,362	$(166,907)
Tax benefit (expense)	226	(2,538)	29	1,459
Net operating income (loss)	$31,077	$126,118	$82,391	$(165,448)
Net realized gains on investments	5,355	5,246	11,552	6,379
Net unrealized gains (losses) on investments	2,159	(27,848)	18,526	(12,828)
Foreign exchange gains (losses)	266	(19,932)	(1,991)	(467)
Transaction expenses (a)	(3,850)	(13,583)	—	—
Net income (loss)	$35,007	$70,001	$110,478	$(172,364)
Net (income) attributable to noncontrolling interest	(7,683)	(13,516)	(594)	—
Net income (loss) available (attributable) to Validus	$27,324	$56,485	$109,884	$(172,364)
Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	99,137,696	98,961,795	98,385,924	97,944,340
Diluted	101,324,291	100,823,335	104,562,450	97,944,340
Basic earnings (loss) per share available (attributable) to common shareholders	$0.26	$0.55	$1.10	$(1.78)
Earnings (loss) per diluted share available (attributable) to common shareholders	$0.25	$0.54	$1.05	$(1.78)
Selected Ratios:
Losses and loss expenses	68.6%	49.3%	48.7%	110.9%
Expense ratio	28.8%	26.3%	34.5%	32.1%
Combined ratio	97.4%	75.6%	83.2%	143.0%

(a)
The transaction expenses relate to costs incurred in connection with the Company’s proposed acquisition of Transatlantic Holdings, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

SCHEDULE I
VALIDUS HOLDINGS, LTD.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
At December 31, 2013
(Expressed in thousands of U.S. dollars)

	Amortized cost	Fair value	Amount at which shown on the Balance Sheet
U.S. government and government agency	$1,368,826	$1,364,679	$1,364,679
Non-U.S. government and government agency	454,578	459,068	459,068
U.S. states, municipalities and political subdivision	42,978	43,120	43,120
Agency residential mortgage-backed securities	305,450	311,499	311,499
Non-agency residential mortgage-backed securities	16,530	15,759	15,759
U.S. corporate	1,328,960	1,332,484	1,332,484
Non-U.S. corporate	711,581	714,325	714,325
Bank loans	712,859	717,116	717,116
Catastrophe bonds	72,000	74,551	74,551
Asset-backed securities	509,091	509,657	509,657
Total fixed maturities	5,522,853	5,542,258	5,542,258
Total short-term investments	751,734	751,778	751,778
Total other investments	637,728	618,316	618,316
Total	$6,912,315	$6,912,352	$6,912,352

SCHEDULE II
VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2013 and 2012
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$20,385	$19,666
Investment in subsidiaries on an equity basis	4,273,592	4,587,611
Balances due from subsidiaries	29,048	31,250
Other assets	3,767	4,632
Total assets	$4,326,792	$4,643,159
LIABILITIES
Accounts payable and accrued expenses	$25,500	$25,242
Senior notes payable	247,198	247,090
Debentures payable	350,000	350,000
Total liabilities	$622,698	$622,332
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2013—154,488,497; 2012—152,698,191; Outstanding: 2013—96,044,312; 2012—107,921,259)	$27,036	$26,722
Treasury shares (2013—58,444,185; 2012—44,776,932)	(10,228)	(7,836)
Additional paid-in capital	1,677,894	2,160,478
Accumulated other comprehensive (loss)	(617)	(2,953)
Retained earnings	2,010,009	1,844,416
Total shareholders’ equity	$3,704,094	$4,020,827
Total liabilities and shareholders’ equity	$4,326,792	$4,643,159

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues
Net investment income	$14	$3	$6
Other income	36	—	5,321
Foreign exchange (losses) gains	(382)	(469)	158
Total revenues	(332)	(466)	5,485
Expenses
General and administrative expenses	84,143	66,576	44,276
Share compensation expenses	6,329	8,503	11,598
Finance expenses	45,868	45,203	49,530
Transaction expenses	—	—	16,285
Total expenses	136,340	120,282	121,689
(Loss) before equity in net earnings of subsidiaries	(136,672)	(120,748)	(116,204)
Equity in net earnings of subsidiaries	669,338	529,186	137,533
Net income	$532,666	$408,438	$21,329

VALIDUS HOLDINGS, LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows provided by (used in) operating activities
Net income	$532,666	$408,438	$21,329
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiary	(669,338)	(529,186)	(137,533)
Dividends received from subsidiaries	1,009,000	734,000	200,000
Share compensation expenses	6,329	8,503	11,598
Amortization of discount on senior notes	108	108	108
Change in:
Other assets	865	115	1,058
Balances due from subsidiaries	4,329	(35,522)	—
Balances due to subsidiaries	—	(45,808)	(729)
Accounts payable and accrued expenses	(10,876)	7,640	(4,321)
Net cash provided by operating activities	873,083	548,288	91,510
Cash flows (used in) investing activities
Investment in subsidiaries	—	(166,582)	—
Net cash (used in) investing activities	—	(166,582)	—
Cash flows provided by (used in) financing activities
Issuance of common shares, net	1,211	3,015	4,885
Purchases of common shares under repurchase program	(513,504)	(259,962)	(5,995)
Dividends paid	(360,071)	(110,037)	(107,691)
Net cash (used in) financing activities	(872,364)	(366,984)	(108,801)
Net increase (decrease) in cash	719	14,722	(17,291)
Cash and cash equivalents—beginning of period	19,666	4,944	22,235
Cash and cash equivalents—end of period	$20,385	$19,666	$4,944

SCHEDULE III
VALIDUS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
As at and for the years ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars)

	As at and for the year ended December 31, 2013
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$52,835	$1,723,465	$296,115	$1,133,937	$81,346	$430,026	$180,779	$98,928	$1,016,258
AlphaCat	1,755	17,612	16,062	137,414	3,865	17,569	13,853	19,233	146,484
Talbot	88,656	1,362,574	535,659	830,694	18,061	346,337	170,738	146,071	865,779
Corporate & Eliminations	(8,977)	(73,252)	(23,340)	—	(7,200)	—	(5,060)	78,663	—
Total	$134,269	$3,030,399	$824,496	$2,102,045	$96,072	$793,932	$360,310	$342,895	$2,028,521

	As at and for the year ended December 31, 2012
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$75,138	$2,122,895	$414,343	$1,023,271	$88,727	$575,416	$154,362	$70,811	$987,381
AlphaCat	713	5,000	6,992	17,666	3,748	—	1,774	7,811	21,603
Talbot	79,747	1,480,307	494,883	832,279	21,310	424,030	183,926	141,070	849,950
Corporate & Eliminations	(9,010)	(90,629)	(21,856)	—	(5,849)	—	(5,364)	70,669	—
Total	$146,588	$3,517,573	$894,362	$1,873,216	$107,936	$999,446	$334,698	$290,361	$1,858,934

	As at and for the year ended December 31, 2011
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Validus Re	$57,911	$1,350,849	$318,092	$965,925	$93,248	$749,305	$154,582	$53,972	$963,775
AlphaCat	314	10,000	3,055	65,966	3,245	10,000	7,946	11,036	75,727
Talbot	74,345	1,377,561	481,261	770,252	25,380	485,096	157,334	120,654	795,948
Corporate & Eliminations	(11,065)	(107,267)	(30,026)	—	(9,577)	—	(5,678)	46,131	—
Total	$121,505	$2,631,143	$772,382	$1,802,143	$112,296	$1,244,401	$314,184	$231,793	$1,835,450

SCHEDULE IV
VALIDUS HOLDINGS, LTD.
REINSURANCE
As at and for the years ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars)

	Direct gross	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2013	$544,722	$372,585	$1,856,384	$2,028,521	92%
Year Ended December 31, 2012	550,491	307,506	1,615,949	1,858,934	87%
Year Ended December 31, 2011	510,200	289,241	1,614,491	1,835,450	88%

SCHEDULE VI
VALIDUS HOLDINGS, LTD.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
INSURANCE OPERATIONS
As at and for the years ended December 31, 2013, 2012 and 2011
(Expressed in thousands of U.S. dollars)

Affiliation with registrant	Deferred acquisition costs	Reserves for losses and loss expenses	Reserves for unearned premiums	Net earned premiums	Net investment income	Losses and loss expenses incurred related to		Net paid losses and loss expenses	Amortization of deferred acquisition costs	Net premiums written
						Current year	Prior year
Consolidated Subsidiaries
2013	$134,269	$3,030,399	$824,496	$2,102,045	$96,072	$999,380	$(205,448)	$1,161,478	$360,310	$2,028,521
2012	146,588	3,517,573	894,362	1,873,216	107,936	1,174,415	(174,969)	836,020	334,698	1,858,934
2011	121,505	2,631,143	772,382	1,802,143	112,296	1,400,520	(156,119)	743,026	314,184	1,835,450