Form 10-Q
period 2014-03-31
VALIDUS HOLDINGS LTD
filed 2014-05-02
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2014 there were 90,786,820 outstanding Common Shares, $0.175 par value per share, of the registrant.

1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at March 31, 2014 (unaudited) and December 31, 2013
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2014—$5,263,024; 2013—$5,522,853)	$5,287,600	$5,542,258
Short-term investments, at fair value (amortized cost: 2014—$831,679; 2013—$751,734)	831,800	751,778
Other investments, at fair value (cost: 2014—$632,924; 2013—$637,728)	662,974	618,316
Cash and cash equivalents	1,017,350	1,056,346
Total investments and cash	7,799,724	7,968,698
Investments in affiliates	221,607	141,243
Premiums receivable	1,091,391	697,233
Deferred acquisition costs	202,367	134,269
Prepaid reinsurance premiums	218,363	103,251
Securities lending collateral	4,877	3,392
Loss reserves recoverable	348,407	370,154
Paid losses recoverable	37,032	80,080
Intangible assets	105,367	106,407
Goodwill	20,393	20,393
Accrued investment income	16,518	18,876
Other assets	190,043	202,436
Total assets	$10,256,089	$9,846,432

Liabilities
Reserve for losses and loss expenses	$2,925,059	$3,030,399
Unearned premiums	1,273,734	824,496
Reinsurance balances payable	212,807	154,874
Securities lending payable	5,343	3,858
Deferred income taxes	22,609	19,086
Net payable for investments purchased	84,303	19,383
Accounts payable and accrued expenses	183,794	278,187
Notes payable to operating affiliates	561,373	439,272
Senior notes payable	247,225	247,198
Debentures payable	541,454	541,416
Total liabilities	$6,057,701	$5,558,169

Commitments and contingent liabilities
Redeemable noncontrolling interest	8,390	86,512

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2014—154,597,094; 2013—154,488,497; Outstanding: 2014—90,786,237; 2013—96,044,312)	$27,055	$27,036
Treasury shares (2014—63,810,857; 2013—58,444,185)	(11,167)	(10,228)
Additional paid-in-capital	1,490,652	1,677,894
Accumulated other comprehensive (loss)	(155)	(617)
Retained earnings	2,142,679	2,010,009
Total shareholders’ equity available to Validus	3,649,064	3,704,094
Noncontrolling interest	540,934	497,657
Total shareholders’ equity	$4,189,998	$4,201,751

Total liabilities, noncontrolling interests and shareholders’ equity	$10,256,089	$9,846,432
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Revenues
Gross premiums written	$1,011,991	$1,104,760
Reinsurance premiums ceded	(194,908)	(187,216)
Net premiums written	817,083	917,544
Change in unearned premiums	(334,126)	(386,483)
Net premiums earned	482,957	531,061
Net investment income	23,362	25,649
Net realized gains on investments	3,740	1,721
Change in net unrealized gains (losses) on investments	55,693	(7,237)
Income from investment affiliate	5,348	1,477
Other income	13,830	2,685
Foreign exchange (losses) gains	(6,478)	6,922
Total revenues	578,452	562,278

Expenses
Losses and loss expenses	162,671	144,771
Policy acquisition costs	85,649	93,611
General and administrative expenses	74,445	80,279
Share compensation expenses	7,147	2,318
Finance expenses	15,900	14,369
Total expenses	345,812	335,348

Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	232,640	226,930
Tax benefit	40	318
Income from operating affiliates	4,927	3,523
(Income) attributable to operating affiliate investors	(31,710)	(10,077)
Net income	$205,897	$220,694
Net (income) loss attributable to noncontrolling interest	(43,509)	2,549
Net income available to Validus	$162,388	$223,243

Other comprehensive income (loss)
Foreign currency translation adjustments	462	(9,785)

Other comprehensive income (loss)	$462	$(9,785)

Comprehensive income available to Validus	$162,850	$213,458

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	93,451,999	107,386,438
Diluted	97,799,519	110,052,999

Basic earnings per share available to common shareholders	$1.72	$1.94
Earnings per diluted share available to common shareholders	$1.66	$1.90

Cash dividends declared per share	$0.30	$2.30
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$27,036	$26,722
Common shares issued, net	19	47
Balance - End of period	$27,055	$26,769

Treasury shares
Balance - Beginning of period	$(10,228)	$(7,836)
Repurchase of common shares	(939)	(333)
Balance - End of period	$(11,167)	$(8,169)

Additional paid-in capital
Balance - Beginning of period	$1,677,894	$2,160,478
Common shares issued, net	2,011	3,074
Repurchase of common shares	(196,400)	(69,358)
Share compensation expenses	7,147	2,318
Balance - End of period	$1,490,652	$2,096,512

Accumulated other comprehensive (loss)
Balance - Beginning of period	$(617)	$(2,953)
Other comprehensive income (loss)	462	(9,785)
Balance - End of period	$(155)	$(12,738)

Retained earnings
Balance - Beginning of period	$2,010,009	$1,844,416
Dividends	(29,718)	(266,143)
Net income	205,897	220,694
Net (income) loss attributable to noncontrolling interest	(43,509)	2,549
Balance - End of period	$2,142,679	$1,801,516

Total shareholders’ equity available to Validus	$3,649,064	$3,903,890

Noncontrolling interest	$540,934	$431,144

Total shareholders’ equity	$4,189,998	$4,335,034

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$205,897	$220,694
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	7,147	2,318
Gain on deconsolidation of subsidiary	(1,372)	—
Amortization of discount on senior notes	27	27
Income from investment affiliate	(5,348)	(1,477)
Net realized gains on investments	(3,740)	(1,721)
Change in net unrealized (gains) losses on investments	(55,693)	7,237
Amortization of intangible assets	1,040	1,040
Income from operating affiliates	(4,927)	(3,523)
Foreign exchange (gains) losses included in net income	(4,347)	18,906
Amortization of premium on fixed maturities	4,117	5,059
Change in:
Premiums receivable	(393,543)	(400,153)
Deferred acquisition costs	(68,098)	(72,916)
Prepaid reinsurance premiums	(115,112)	(100,984)
Loss reserves recoverable	21,832	6,447
Paid losses recoverable	43,054	30,438
Income taxes recoverable	—	(2,132)
Accrued investment income	2,366	1,532
Other assets	13,558	8,020
Reserve for losses and loss expenses	(105,842)	(138,633)
Unearned premiums	449,238	487,467
Reinsurance balances payable	57,765	51,300
Deferred income taxes	3,551	1,250
Accounts payable and accrued expenses	(95,997)	(40,113)
Net cash (used in) provided by operating activities	(44,427)	80,083

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,086,527	1,410,509
Proceeds on maturities of investments	124,716	125,841
Purchases of fixed maturities	(884,461)	(2,140,447)
(Purchases) sales of short-term investments, net	(107,411)	744,518
Sales of other investments	3,539	31,121
Increase in securities lending collateral	(1,485)	(1,689)
Redemption of investment in operating affiliates	43,366	50,222
Purchase of investment in investment affiliate	—	(1,341)
Net cash provided by investing activities	264,791	218,734

Cash flows provided by (used in) financing activities
Net (repayment of) proceeds on issuance of notes payable to operating affiliates	(30,600)	175,637
Issuance of common shares, net	2,030	3,121
Purchases of common shares under share repurchase program	(197,339)	(69,691)
Dividends paid	(29,330)	(262,232)
Increase in securities lending payable	1,485	1,689
(Redemption of) investment in third party redeemable noncontrolling interest	(10,496)	36,290
Net cash (used in) financing activities	(264,250)	(115,186)

Effect of foreign currency rate changes on cash and cash equivalents	4,890	(33,786)

Net (decrease) increase in cash	(38,996)	149,845

Cash and cash equivalents - beginning of period	$1,056,346	$1,219,379

Cash and cash equivalents - end of period	$1,017,350	$1,369,224

Taxes paid during the period	$175	$693

Interest paid during the period	$19,174	$17,819
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Basis of preparation and consolidation
These unaudited Consolidated Financial Statements include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the "SEC").
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. To facilitate comparison of information, certain amounts in prior periods have been reclassified to conform to current period presentation. The consolidated statement of cash flows for the three months ended March 31, 2013 includes a reclassification of $19,400 from cash flows used in financing activities to cash flows provided by operating activities to revise the presentation of subscriptions received in advance from third party investors. For the three months ended March 31, 2013, $10,077 within finance expenses has been reclassified into income attributable to operating affiliate investors to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results for a full year.
The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the Consolidated Financial Statements reflect its best estimates and assumptions, actual results could differ materially from those estimates. The Company’s principal estimates include:
•reserve for losses and loss expenses;
•premium estimates for business written on a line slip or proportional basis;
•the valuation of goodwill and intangible assets;
•reinsurance recoverable balances including the provision for uncollectible amounts; and
•investment valuation of financial assets.
The term “ASC” used in these notes refers to Accounting Standard Codification issued by the U.S. Financial Accounting Standards Board (“FASB”).
2. Recent accounting pronouncements
Adoption of New Accounting Standards
Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity
In March 2013, the FASB issued Accounting Standard Update No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (ASU 2013-05). The objective of this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary within a foreign entity. The amendments became effective for the Company on January 1, 2014. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Financial Services - Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements
In June 2013, the FASB issued Accounting Standard Update No. 2013-08, “Financial Services - Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements” (ASU 2013-08). The amendments in this Update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and determine whether it is an investment company. The amendments became effective for the Company on January 1, 2014. The Company performed an assessment and has concluded that the AlphaCat ILS funds meet the characteristics outlined in this Update and therefore will continue to be treated as investment companies.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued Accounting Standard Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments became effective for the Company on January 1, 2014. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

3. Investments

(a)	Fixed maturity, short-term and other investments
The Company's investments in fixed maturities, short-term investments and other investments are classified as trading and carried at fair value, with related changes in net unrealized gains or losses included in earnings.
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at March 31, 2014 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,122,846	$2,241	$(4,232)	$1,120,855
Non-U.S. government and government agency	438,415	5,138	(1,224)	442,329
U.S. states, municipalities and political subdivisions	43,960	626	(122)	44,464
Agency residential mortgage-backed securities	293,013	8,201	(1,653)	299,561
Non-agency residential mortgage-backed securities	16,721	254	(645)	16,330
U.S. corporate	1,331,550	9,315	(3,455)	1,337,410
Non-U.S. corporate	699,404	6,460	(1,973)	703,891
Bank loans	640,672	4,678	(1,649)	643,701
Catastrophe bonds	30,500	1,747	—	32,247
Asset-backed securities	623,631	1,408	(540)	624,499
Commercial mortgage-backed securities	22,312	7	(6)	22,313
Total fixed maturities	5,263,024	40,075	(15,499)	5,287,600
Total short-term investments	831,679	121	—	831,800
Other investments
Fund of hedge funds	2,977	138	(921)	2,194
Hedge funds (a)	581,369	110,058	(84,965)	606,462
Private equity investments	12,068	2,562	(668)	13,962
Investment funds	30,311	188	—	30,499
Mutual funds	6,199	3,658	—	9,857
Total other investments	632,924	116,604	(86,554)	662,974
Total investments including noncontrolling interests	$6,727,627	$156,800	$(102,053)	$6,782,374
Noncontrolling interest (a)	$(512,121)	$(95,750)	$76,468	$(531,403)
Redeemable noncontrolling interest (b)	$(1,976)	$—	$—	$(1,976)
Total investments excluding noncontrolling interests	$6,213,530	$61,050	$(25,585)	$6,248,995

(a)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the total investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2013 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,368,826	$2,589	$(6,736)	$1,364,679
Non-U.S. government and government agency	454,578	6,511	(2,021)	459,068
U.S. states, municipalities and political subdivisions	42,978	459	(317)	43,120
Agency residential mortgage-backed securities	305,450	8,310	(2,261)	311,499
Non-agency residential mortgage-backed securities	16,530	143	(914)	15,759
U.S. corporate	1,328,960	9,208	(5,684)	1,332,484
Non-U.S. corporate	711,581	5,917	(3,173)	714,325
Bank loans	712,859	5,659	(1,402)	717,116
Catastrophe bonds	72,000	2,551	—	74,551
Asset-backed securities	509,091	1,409	(843)	509,657
Total fixed maturities	5,522,853	42,756	(23,351)	5,542,258
Total short-term investments	751,734	45	(1)	751,778
Other investments
Fund of hedge funds	3,141	83	(921)	2,303
Hedge funds (a)	584,518	71,641	(95,076)	561,083
Private equity investments	12,333	1,410	(258)	13,485
Investment funds	31,537	92	—	31,629
Mutual funds	6,199	3,617	—	9,816
Total other investments	637,728	76,843	(96,255)	618,316
Total investments including noncontrolling interests	$6,912,315	$119,644	$(119,607)	$6,912,352
Noncontrolling interest (a)	(512,121)	(62,850)	85,569	(489,402)
Redeemable noncontrolling interest (b)	$(18,365)	$—	$—	$(18,365)
Total investments excluding noncontrolling interests	$6,381,829	$56,794	$(34,038)	$6,404,585

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at March 31, 2014 and December 31, 2013. Investment ratings are the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating.

	March 31, 2014		December 31, 2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$906,648	17.1%	$788,490	14.2%
AA	2,124,629	40.2%	2,378,491	42.9%
A	1,178,357	22.3%	1,174,562	21.2%
BBB	397,563	7.5%	420,559	7.6%
Total investment-grade fixed maturities	4,607,197	87.1%	4,762,102	85.9%

BB	336,265	6.4%	350,678	6.3%
B	321,128	6.1%	390,430	7.0%
CCC	4,247	0.1%	4,659	0.1%
CC	2,602	—%	2,731	0.1%
D/NR	16,161	0.3%	31,658	0.6%
Total non-investment grade fixed maturities	680,403	12.9%	780,156	14.1%
Total fixed maturities	$5,287,600	100.0%	$5,542,258	100.0%
The amortized cost and estimated fair value amounts for fixed maturities held at March 31, 2014 and December 31, 2013 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$625,774	$629,800	$688,855	$692,768
Due after one year through five years	3,311,970	3,325,578	3,603,459	3,613,847
Due after five years through ten years	366,524	366,409	396,389	395,633
Due after ten years	3,079	3,110	3,079	3,095
	4,307,347	4,324,897	4,691,782	4,705,343
Asset-backed and mortgage-backed securities	955,677	962,703	831,071	836,915
Total fixed maturities	$5,263,024	$5,287,600	$5,522,853	$5,542,258

(b)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended
	March 31, 2014	March 31, 2013
Fixed maturities and short-term investments	$23,297	$27,531
Cash and cash equivalents	1,957	533
Securities lending income	2	—
Total gross investment income	25,256	28,064
Investment expenses	(1,894)	(2,415)
Total net investment income	$23,362	$25,649

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized gains and change in net unrealized gains (losses) on investments
The following represents an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

	Three Months Ended
	March 31, 2014	March 31, 2013
Fixed maturities, short-term and other investments and cash equivalents
Gross realized gains	$5,296	$10,720
Gross realized (losses)	(1,556)	(8,999)
Net realized gains on investments	3,740	1,721
Change in net unrealized gains (losses) on investments (a)	55,693	(7,237)
Total net realized gains and change in net unrealized gains (losses) on investments including noncontrolling interest	59,433	(5,516)
Noncontrolling interest (a)	(42,002)	4,651
Total net realized gains and change in net unrealized gains (losses) on investments excluding noncontrolling interest	$17,431	$(865)

(a)
Includes change in net unrealized (gains) losses on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and is included in the Consolidated Statements of Comprehensive Income as net (income) loss attributable to noncontrolling interest.

(d)	Pledged investments
The following tables outline investments pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	March 31, 2014
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	309,422	499,905
$200,000 secured bi-lateral letter of credit facility	200,000	18,676	35,225
Talbot FAL facility	25,000	25,000	30,897
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	24,800	30,022
IPC bi-lateral facility	40,000	19,817	96,960
$375,000 Flagstone bi-lateral facility	375,000	292,532	453,943
	$1,605,000	$690,541	$1,146,952

	December 31, 2013
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	358,567	507,620
$200,000 secured bi-lateral letter of credit facility	200,000	16,726	130,256
Talbot FAL facility	25,000	25,000	30,801
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	24,800	24,800	24,806
IPC bi-lateral facility	40,000	20,177	98,465
$375,000 Flagstone bi-lateral facility	375,000	305,686	454,458
	$1,599,800	$751,250	$1,246,406

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

In addition, $2,889,470 of cash and cash equivalents and investments were pledged during the normal course of business as at March 31, 2014 (December 31, 2013: $2,947,475). Of those, $2,884,472 were held in trust (December 31, 2013: $2,942,508). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators. See Note 14 (b) for detail on Talbot's FAL facility.
4. Fair value measurements

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At March 31, 2014, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,120,855	$—	$1,120,855
Non-U.S. government and government agency	—	442,329	—	442,329
U.S. states, municipalities and political subdivisions	—	44,464	—	44,464
Agency residential mortgage-backed securities	—	299,561	—	299,561
Non-agency residential mortgage-backed securities	—	16,330	—	16,330
U.S. corporate	—	1,337,410	—	1,337,410
Non-U.S. corporate	—	703,891	—	703,891
Bank loans	—	643,701	—	643,701
Catastrophe bonds	—	25,544	6,703	32,247
Asset-backed securities	—	624,499	—	624,499
Commercial mortgage-backed securities	—	22,313	—	22,313
Total fixed maturities	—	5,280,897	6,703	5,287,600
Total short-term investments	817,937	13,863	—	831,800
Other investments
Fund of hedge funds	—	—	2,194	2,194
Hedge funds (a)	—	—	606,462	606,462
Private equity investments	—	—	13,962	13,962
Investment fund	—	30,499	—	30,499
Mutual funds	—	9,857	—	9,857
Total other investments	—	40,356	622,618	662,974
Total investments including noncontrolling interests	$817,937	$5,335,116	$629,321	$6,782,374
Noncontrolling interest (a)	$—	$—	$(531,403)	$(531,403)
Redeemable noncontrolling interest (b)	$(1,976)	$—	$—	$(1,976)
Total investments excluding noncontrolling interests	$815,961	$5,335,116	$97,918	$6,248,995

(a)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the total investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2013, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,364,679	$—	$1,364,679
Non-U.S. government and government agency	—	459,068	—	459,068
U.S. states, municipalities and political subdivisions	—	43,120	—	43,120
Agency residential mortgage-backed securities	—	311,499	—	311,499
Non-agency residential mortgage-backed securities	—	15,759	—	15,759
U.S. corporate	—	1,332,484	—	1,332,484
Non-U.S. corporate	—	714,325	—	714,325
Bank loans	—	717,116	—	717,116
Catastrophe bonds	—	74,551	—	74,551
Asset-backed securities	—	509,657	—	509,657
Total fixed maturities	—	5,542,258	—	5,542,258
Total short-term investments	747,215	4,563	—	751,778
Other investments
Fund of hedge funds	—	—	2,303	2,303
Hedge funds (a)	—	—	561,083	561,083
Private equity investments	—	—	13,485	13,485
Investment fund	—	31,629	—	31,629
Mutual funds	—	9,816	—	9,816
Total other investments	—	41,445	576,871	618,316
Total investments including noncontrolling interests	$747,215	$5,588,266	$576,871	$6,912,352
Noncontrolling interest (a)	$—	$—	$(489,402)	$(489,402)
Redeemable noncontrolling interest (b)	$(18,365)	$—	$—	$(18,365)
Total investments excluding noncontrolling interests	$728,850	$5,588,266	$87,469	$6,404,585

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

At March 31, 2014, Level 3 investments excluding the noncontrolling interest totaled $97,918 (December 31, 2013: $87,469), representing 1.6% (December 31, 2013: 1.4%) of total investments, excluding noncontrolling interest, measured at fair value on a recurring basis.

(b)	Level 1 assets measured at fair value
Short term investments
Short term investments categorized as Level 1 consist primarily of highly liquid securities, all with maturities less than one year from the date of purchase. The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value. The Company has determined that certain of its short-term investments, held in highly liquid money market-type funds, should be included in Level 1 as their fair values are based on quoted market prices in active markets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Level 2 assets measured at fair value
Fixed maturity investments
Fixed maturity investments included in Level 2 include U.S. government and government agency, non-U.S. government and government agency, U.S. states, municipalities and political subdivisions, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, U.S. corporate, non-U.S. corporate, bank loans, catastrophe bonds, asset-backed securities and commercial mortgage-backed securities.
In general, valuation of the Company's fixed maturity investment portfolios is provided by pricing services, such as index providers and pricing vendors, as well as broker quotations. The pricing vendors provide valuations for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Non-agency residential mortgage-backed securities
The Company's non-agency mortgage-backed investments include non-agency prime residential mortgage-backed fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
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
Catastrophe bonds
Catastrophe bonds are based on broker or underwriter bid indications.
Asset-backed securities
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
Commercial mortgage-backed securities
Commercial mortgage backed securities are investment-grade debt primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Short term investments
Short term investments consist primarily of highly liquid securities, all with maturities less than one year from the date of purchase. The fair value of the Company's portfolio of short term investments is generally determined using amortized cost which approximates fair value. The Company has determined that, other than highly liquid money market-type funds, the remaining securities are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.
Investment fund
Investment fund consists of one pooled investment which is invested in fixed income securities with high credit ratings. The investment fund is only open to Lloyd’ trust fund participants. The fair value of units in the investment fund is based on the net asset value of the fund as reported by Lloyd’s Treasury & Investment Management.
Mutual funds
Mutual funds consist of two investment funds which are invested in various quoted investments. The fair value of units in the mutual funds is based on the net asset value of the fund as reported by the fund manager.

(d)	Level 3 assets measured at fair value
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds, private equity investments and certain catastrophe bonds are the only financial instruments in this category as at March 31, 2014. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
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
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's February 28, 2014 NAV was used as a basis for fair value measurement in the Company's March 31, 2014 balance sheet. The fund manager has provided an estimate of the fund NAV at March 31, 2014 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Hedge funds
The hedge funds were valued at $606,462 at March 31, 2014 (December 31, 2013: $561,083). The hedge funds consist of an investment in four Paulson & Co. managed funds (the "Paulson hedge funds") and one investment fund assumed from the Flagstone Acquisition (the "Flagstone investment fund").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's February 28, 2014 NAV was used as a partial basis for fair value measurement in the Company's March 31, 2014 balance sheet. The fund manager provides an estimate of the NAV at March 31, 2014 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, our valuation estimates have not materially differed from the subsequent NAVs.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Flagstone investment fund's administrator provides quarterly NAVs with a three-month delay in valuation. As a result, the December 31, 2013 NAV was used as a basis for fair value measurement in the Company's March 31, 2014 balance sheet.
As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone investment fund are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.
Private equity investments
Private equity investments consist of investments in three private equity funds assumed from the Flagstone Acquisition. The private equity funds' respective fund administrators provide quarterly or semi-annual NAVs with a three-month or six-month delay in valuation as well as audited NAVs as at December 31. As a result, the December 31, 2013 NAV was used as a basis for the fair value measurement in the Company's March 31, 2014 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the private equity investments are classified as Level 3 assets.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Level 3 investments - Beginning of period	$576,871	$556,234
Purchases	—	459
Sales	(3,589)	(31,334)
Net realized gains	10	40
Net unrealized gains (losses)	49,326	(1,706)
Transfers into Level 3	6,703	—
Level 3 investments - End of period	$629,321	$523,693
Noncontrolling interest (a)	(531,403)	(428,087)
Level 3 investments excluding noncontrolling interest	$97,918	$95,606

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

There have not been any transfers between Levels 1 and 2 during the three months ended March 31, 2014 or 2013. During the three months ended March 31, 2014 there was a transfer of investments from Level 2 into Level 3 of the fair value hierarchy. This transfer was due to a reassessment of the extent of unobservable inputs used in establishing the fair value of certain catastrophe bonds. There were no transfers into or out of Level 3 during the three months ended March 31, 2013.
5. Investments in affiliates
The following table presents the Company's investments in affiliates as at March 31, 2014 and December 31, 2013:

	As at March 31, 2014	As at December 31, 2013
Investment affiliate	$39,848	$34,500
Operating affiliates	181,759	106,743
Investments in affiliates	$221,607	$141,243

(a)	Investment affiliate
Aquiline Financial Services Fund II L.P.
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). The Transferred Interest is governed by the

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

terms of an Amended and Restated Exempted Limited Partnership Agreement dated as of July 2, 2010 (the "Limited Partnership Agreement"). Pursuant to the terms of the Limited Partnership Agreement, the Commitment will expire on July 2, 2015.
The Partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the Partnership's December 31, 2013 capital account statement was used as the basis for calculating the Company's share of Partnership income for the period.
The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Investment affiliate, beginning of period	$34,500	$15,218
Capital contributions	—	1,341
Income from investment affiliate	5,348	1,477
Investment affiliate, end of period	$39,848	$18,036
The following table presents the Company's investment in the Partnership as at March 31, 2014:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$39,848
The following table presents the Company's investment in the Partnership as at December 31, 2013:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$34,500

(b)	Operating affiliates
AlphaCat Re 2011 Ltd.
On May 25, 2011, the Company joined with other investors in capitalizing AlphaCat Re 2011 Ltd. ("AlphaCat Re 2011"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance and retrocessional reinsurance. AlphaCat Re 2011 was a market facing entity and the Company's investment in AlphaCat Re 2011 has been treated as an equity method investment.
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2011.The Company's portion of the returns made during the three months ended March 31, 2014 and 2013 are included in the tables below.
AlphaCat Re 2012 Ltd.
On May 29, 2012, the Company joined with other investors in capitalizing AlphaCat Re 2012 Ltd. ("AlphaCat Re 2012"), a special purpose reinsurer formed for the purpose of writing collateralized reinsurance with a particular focus on windstorm risks for Florida domiciled insurance companies. AlphaCat Re 2012 was a market facing entity and the Company's investment in AlphaCat Re 2012 has been treated as an equity method investment.
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2012.The Company's portion of the returns made during the three months ended March 31, 2014 and 2013 are included in the tables below.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

AlphaCat 2013, Ltd.
On December 17, 2012, the Company joined with other investors in capitalizing AlphaCat 2013, Ltd. ("AlphaCat 2013"), an entity formed for the purpose of investing in collateralized reinsurance and retrocession on a worldwide basis. AlphaCat 2013 deployed its capital through transactions entered into by AlphaCat Reinsurance Ltd. (“AlphaCat Re”) and the Company's investment in AlphaCat 2013 has been treated as an equity method investment.
Partial returns of investment have been made to the investors of AlphaCat 2013.The Company's portion of the returns made during the three months ended March 31, 2014 are included in the tables below.
AlphaCat 2014, Ltd.
On December 20, 2013, the Company joined with other investors in capitalizing AlphaCat 2014, Ltd. (“AlphaCat 2014”), an entity formed for the purpose of investing in collateralized reinsurance and retrocessional contracts for the January 1, 2014 renewal season. AlphaCat 2014 deploys its capital through transactions entered into by AlphaCat Re and the Company's investment in AlphaCat 2014 has been treated as an equity method investment.
AlphaCat ILS funds
The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities ("ILS") contracts. AlphaCat ILS funds all deploy their capital through the AlphaCat Master Fund Ltd. (the “Master Fund”) and AlphaCat Re. All three funds are variable interest entities, with one being consolidated by the Company as the primary beneficiary and one being accounted for as an equity method investment since the Company holds an equity interest of 9.1%. The third fund had been consolidated by the Company as the primary beneficiary from its formation through to December 31, 2013. However, on January 1, 2014 the fund received $35,000 in additional third party subscriptions, resulting in a reduction of the Company’s equity interest below 50%. Since the Company retains significant influence, this fund has been deconsolidated and accounted for as an equity method investment from January 1, 2014. The fair value of the retained interest, based on the fair value of the underlying instruments in Master Fund and AlphaCat Re, amounted to $113,455 at January 1, 2014. The deconsolidation resulted in a gain of $1,372 and is included in the Consolidated Statements of Comprehensive Income as other income. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.
AlphaCat Master Fund Ltd. and AlphaCat Reinsurance Ltd.
The Company utilizes Master Fund and AlphaCat Re for the purpose of investing in capital market products and writing collateralized reinsurance, respectively, on behalf of certain entities within the AlphaCat operating segment. Master Fund and AlphaCat Re are market facing entities which enter into transactions on behalf of AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS funds. The Company owns all of the voting equity interest in Master Fund and AlphaCat Re and, as a result, their financial statements are included in the Consolidated Financial Statements of the Company.
The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the three months ended March 31, 2014 and 2013:

	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743
Return of investment	(5,825)	—	(37,541)	—	—	(43,366)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	113,455	113,455
Income (loss) from operating affiliates	193	(36)	1,475	1,611	1,684	4,927
As at March 31, 2014	$4,177	$1,277	$15,678	$23,593	$137,034	$181,759

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended March 31, 2013
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS fund	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$20,000	$157,111
Return of investment	(46,436)	(3,786)	—	—	(50,222)
Income from operating affiliates	449	1,825	1,100	149	3,523
As at March 31, 2013	$16,805	$27,358	$46,100	$20,149	$110,412
The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS funds in the Consolidated Financial Statements as at March 31, 2014:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,178	43.7%	22.3%	$4,177
AlphaCat Re 2012	654	49.0%	37.9%	1,277
AlphaCat 2013	16,454	40.9%	19.7%	15,678
AlphaCat 2014	22,000	42.3%	19.6%	23,593
AlphaCat ILS funds (a)	133,455	n/a	n/a	137,034
Total	$176,741			$181,759

(a)	Equity ownerships in the two funds were 9.1% and 49.7% respectively as at March 31, 2014.
The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS fund in the Consolidated Financial Statements as at December 31, 2013:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	—%	9.1%	21,895
Total	$97,536			$106,743

(c)	Notes payable and (income) attributable to operating affiliates
Notes are issued during the course of a year by Master Fund and AlphaCat Re to AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS funds (collectively the “feeder funds”) in order to fund the purchase of capital market products and to write collateralized reinsurance on their behalf. These notes are subsequently redeemed as the underlying transactions are settled. The Company’s investments in the feeder funds, together with investments made by third parties, are provided as consideration for these notes to Master Fund and AlphaCat Re, which are consolidated in the Company’s Consolidated Financial Statements. The effective economic interest in Master Fund and AlphaCat Re that results from these transactions is represented on the Consolidated Balance Sheet as notes payable to operating affiliates. The subsequent income or loss generated by the relevant capital market products or collateralized reinsurance is transferred to the operating affiliates as (income) loss attributable to operating affiliate investors in the Company’s Consolidated Statements of Comprehensive Income. To the extent that the (income) loss attributable to operating affiliate investors has not been returned to investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Notes issued during the three months ended March 31, 2014 amounted to $334,444 (2013: $294,349). The underlying capital market products and collateralized reinsurance typically have at least a twelve month duration. The notes do not have any principal amount, since the final amount payable is dependent on the income or loss as discussed above. They also do not have any stated maturity date, since repayment is dependent on the settlement of the underlying transactions. During the three months ended March 31, 2014 there have been repayments of these notes amounting to $391,115 (2013: $nil).
The following tables present a reconciliation of the beginning and ending notes payable to operating affiliates for the three months ended March 31, 2014 and 2013:

	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$223,809	$—	$215,463	$439,272
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	178,837	178,837
Issuance of notes payable to operating affiliates	—	149,707	184,737	334,444
Redemption of notes payable to operating affiliates	(175,349)	—	(215,766)	(391,115)
Foreign exchange (gain) loss	(297)	109	123	(65)
As at March 31, 2014	$48,163	$149,816	$363,394	$561,373

	AlphaCat 2013	AlphaCat ILS funds	Total
As at December 31, 2012	$—	$—	$—
Issuance of notes payable to operating affiliates	162,506	131,843	294,349
Foreign exchange gain	(1,067)	(2,694)	(3,761)
As at March 31, 2013	$161,439	$129,149	$290,588
The portion of notes payable to operating affiliates that were due to the Company, as an investor in the affiliates, and third party investors as at March 31, 2014 amounted to $141,343 and $420,030, respectively (December 31, 2013: $63,654 and $375,618).
The following table presents the (income) attributable to operating affiliate investors for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
AlphaCat 2013	$(10,476)	$(8,141)
AlphaCat 2014	(10,789)	—
AlphaCat ILS funds	(10,445)	(1,936)
(Income) attributable to operating affiliate investors	$(31,710)	$(10,077)
The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the three months ended March 31, 2014 amounted to $6,472 and $25,238, respectively (2013: $1,847 and $8,230).

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
The portion of the earnings from the one consolidated AlphaCat ILS fund attributable to third party investors is recorded in the Consolidated Statements of Comprehensive Income as net (income) loss attributable to noncontrolling interest. The AlphaCat ILS funds have rights that enable shareholders, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interest. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability.
The following table presents a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2013	$86,512	$497,657	$584,169
Income attributable to third parties	232	43,277	43,509
Adjustment to noncontrolling interest as a result of deconsolidation	(78,354)	—	(78,354)
As at March 31, 2014	$8,390	$540,934	$549,324
The following table presents a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2012	$—	$434,280	$434,280
Issuance of shares	55,690	—	55,690
Income (loss) attributable to third parties	587	(3,136)	(2,549)
As at March 31, 2013	$56,277	$431,144	$487,421
7. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at March 31, 2014, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. As at March 31, 2014, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the consolidated balance sheets at March 31, 2014 and December 31, 2013:

	As at March 31, 2014			As at December 31, 2013
Derivatives designated as hedging instruments:	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net notional exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$151,853	$3,839	$477	$163,576	$1,167	$2,313
Interest rate swap contracts	$552,263	$—	$867	$552,263	$—	$911

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets.

(a)	Classification within the fair value hierarchy
As described in Note 4: "Fair value measurements" under U.S. GAAP, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The assumptions used within the valuation of the Company's derivative instruments are observable in the marketplace, can be derived from observable data or are supported by observable levels at which other similar transactions are executed in the marketplace. Accordingly, these derivatives were classified within Level 2 of the fair value hierarchy.

(b)	Derivative instruments designated as a fair value hedge
The Company designates its foreign currency derivative instruments as fair value hedges and formally and contemporaneously documents all relationships between the derivative instruments and hedged items and links the derivative instruments to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items.
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three months ended March 31, 2014 and 2013:

Foreign currency forward contracts	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Amount of gain (loss) recognized in income on derivative	$3,303	$1,261
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$(3,303)	$(1,261)
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—

(c)	Derivative instruments designated as a cash flow hedge
The Company designates its interest rate derivative instruments as cash flow hedges and formally and contemporaneously documents all relationships between the hedging instruments and hedged items and links the derivative instruments to specific assets and liabilities. The Company assesses the effectiveness of the hedges, both at inception and on an on-going basis and determines whether the hedges are highly effective in offsetting changes in fair value of the linked hedged items. The Company currently applies the long haul method when assessing the hedge's effectiveness.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three months ended March 31, 2014 and 2013:

Interest rate swap contracts	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Amount of effective portion recognized in other comprehensive income	$3,208	$1,608
Amount of effective portion subsequently reclassified to earnings	$(3,208)	$(1,608)
Amount of ineffective portion excluded from effectiveness testing	$—	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at March 31, 2014 or December 31, 2013.
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
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Reserve for losses and loss expenses, beginning of period	$3,030,399	$3,517,573
Losses and loss expenses recoverable	(370,154)	(439,967)
Net reserves for losses and loss expenses, beginning of period	2,660,245	3,077,606
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in:
Current year	202,086	210,569
Prior years	(39,415)	(65,798)
Total incurred losses and loss expenses	162,671	144,771
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(7,967)	(4,838)
Prior years	(250,115)	(255,274)
Total net paid losses	(258,082)	(260,112)
Foreign exchange loss (gain)	11,818	(33,826)
Net reserve for losses and loss expenses, end of period	2,576,652	2,928,439
Losses and loss expenses recoverable	348,407	429,252
Reserve for losses and loss expenses, end of period	$2,925,059	$3,357,691
Incurred losses and loss expenses comprise:

	Three Months Ended
	March 31, 2014	March 31, 2013
Gross losses and loss expenses	$181,975	$162,411
Reinsurance recoverable	(19,304)	(17,640)
Net incurred losses and loss expenses	$162,671	$144,771

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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2014, 98.5% (December 31, 2013: 96.7%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $183,858 of total IBNR recoverable (December 31, 2013: $196,840)) were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer as at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$291,958	75.7%	$340,253	75.6%
Other reinsurers’ balances > $1 million	85,348	22.2%	100,784	22.4%
Other reinsurers’ balances < $1 million	8,133	2.1%	9,197	2.0%
Total	$385,439	100.0%	$450,234	100.0%

	March 31, 2014
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$66,563	17.3%
Everest Re	A+	49,838	12.9%
Fully Collateralized	NR	39,120	10.1%
Hannover Re	AA-	36,377	9.4%
Third Point Reinsurance Ltd	A-	34,081	8.8%
Swiss Re	AA-	17,108	4.5%
Transatlantic Re	A+	13,449	3.5%
XL Re	A+	12,608	3.3%
Munich Re	AA-	12,333	3.2%
Merrimack Mutual Fire Insurance	A+	10,481	2.7%
Total		$291,958	75.7%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$73,398	16.3%
National Indemnity	AA+	51,037	11.3%
Everest Re	A+	48,055	10.7%
Hannover Re	AA-	41,483	9.2%
Fully Collateralized	NR	36,683	8.1%
Third Point Reinsurance Ltd	A-	30,428	6.8%
Swiss Re	AA-	20,022	4.5%
Transatlantic Re	A+	14,114	3.1%
XL Re	A+	12,673	2.8%
Munich Re	AA-	12,360	2.8%
Total		$340,253	75.6%
NR: Not rated
At March 31, 2014 and December 31, 2013, the provision for uncollectible reinsurance relating to reinsurance recoverables was $5,427 and $5,794, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
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
The Company may from time to time repurchase its securities, including common shares, Junior Subordinated Deferrable Debentures and Senior Notes. On February 5, 2014, the Board of Directors of the Company approved an increase in the Company's common share purchase authorization to $500,000. This amount is in addition to the $1,774,436 of common shares repurchased by the Company through February 5, 2014 under its previously authorized share repurchase programs.
The Company has repurchased 62,171,982 common shares for an aggregate purchase price of $1,917,688 from the inception of its share repurchase program to March 31, 2014. The Company had $356,748 remaining under its authorized share repurchase program as of March 31, 2014.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2013	154,488,497
Restricted share awards vested, net of shares withheld	18,219
Options exercised	90,019
Direct issuance of common stock	359
Common shares issued, March 31, 2014	154,597,094
Treasury shares, March 31, 2014	(63,810,857)
Common shares outstanding, March 31, 2014	90,786,237

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	130,637
Restricted share units vested, net of shares withheld	3,796
Options exercised	128,020
Direct issuance of common stock	183
Deferred share units vested, net of shares withheld	2,935
Common shares issued, March 31, 2013	152,963,762
Treasury shares, March 31, 2013	(46,681,321)
Common shares outstanding, March 31, 2013	106,282,441

(b)	Warrants
During the three months ended March 31, 2014 and 2013, no warrants were exercised. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date. The total outstanding warrants at March 31, 2014 were 5,174,114 (December 31, 2013: 5,296,056). No further warrants are anticipated to be issued.

(c)	Deferred share units
Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  There were no outstanding deferred share units at March 31, 2014 (December 31, 2013: $nil).
As of February 16, 2013, John Hendrickson became an employee director. As a result, his 5,039 deferred share units vested and 2,935 common shares were issued to him, net of shares withheld for taxes.

(d)	Dividends
On February 5, 2014, the Company announced a quarterly cash dividend of $0.30 (2013: $0.30) per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on March 31, 2014 to holders of record on March 14, 2014.
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
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

11. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 1,987,700 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
There were no share compensation expenses in respect of options recorded for the three months ended March 31, 2014 and 2013.
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
Activity with respect to options for the three months ended March 31, 2014 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2013	1,572,713	$6.66	$18.88
Options exercised	(90,019)	4.25	25.46
Options outstanding, March 31, 2014	1,482,694	$6.81	$18.48
Activity with respect to options for the three months ended March 31, 2013 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2012	1,823,947	$6.52	$20.69
Options regranted (modified)	1,833,414	6.76	19.02
Options exercised	(128,020)	3.40	28.98
Options cancelled (modified)	(1,733,139)	6.76	20.12
Options outstanding, March 31, 2013	1,796,202	$6.75	$18.95
At March 31, 2014 and 2013, there were no unrecognized share compensation expenses in respect of options.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $7,001 were recorded for the three months ended March 31, 2014 (2013: $4,061). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the three months ended March 31, 2014 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Restricted share awards granted	17,533	36.81
Restricted share awards vested	(27,353)	29.31
Restricted share awards forfeited	(23,094)	34.57
Restricted share awards outstanding, March 31, 2014	2,651,831	$33.80
Activity with respect to unvested restricted share awards for the three months ended March 31, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	22,005	35.63
Restricted share awards vested	(148,304)	25.97
Restricted share awards forfeited	(93,993)	28.42
Restricted share awards outstanding, March 31, 2013	1,950,255	$29.60
At March 31, 2014, there were $62,370 (December 31, 2013: $69,219) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 3.0 years (December 31, 2013: 3.2 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. Share compensation expenses of $166 were recorded for the three months ended March 31, 2014 (2013: $121). The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share units for the three months ended March 31, 2014 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Restricted share units issued in lieu of cash dividends	495	33.74
Restricted share units outstanding, March 31, 2014	67,013	$33.74
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
At March 31, 2014, there were $1,519 (December 31, 2013: $1,678) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.2 years (December 31, 2013: 3.4 years).

iv.	Performance share awards
The performance share awards contain a performance based component. The performance component relates to the compounded growth in the Dividend Adjusted Diluted Book Value per Share (“DBVPS”) over a three year period relative to the Company's peer group. For performance share awards granted during the period, the grant date Diluted Book Value per Share is based on the DBVPS at the end of the most recent financial reporting year. The Dividend Adjusted Performance Period End DBVPS will be the DBVPS three years after the grant date DBVPS. The fair value estimate earns over the requisite attribution period and the estimate will be reassessed at the end of each performance period which will reflect any adjustments in the consolidated statements of comprehensive income in the period in which they are determined.
Share compensation expenses of $(20) were recorded for the three months ended March 31, 2014 (2013: $(1,864)). The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.
Activity with respect to unvested performance share awards for the three months ended March 31, 2014 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Performance share awards conversion adjustment	(15,344)	31.38
Performance share awards outstanding, March 31, 2014	86,476	$33.95
Activity with respect to unvested performance share awards for the three months ended March 31, 2013 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2012	220,845	$31.81
Performance share awards forfeited	(128,667)	32.41
Performance share awards outstanding, March 31, 2013	92,178	$30.99
At March 31, 2014, there were $1,207 (December 31, 2013: $1,642) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 1.9 years (December 31, 2013: 2.0 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type was as follows:

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended
	March 31, 2014	March 31, 2013
Restricted share awards	$7,001	$4,061
Restricted share units	166	121
Performance share awards	(20)	(1,864)
Total	$7,147	$2,318

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Debt and financing arrangements

(a)	Financing structure
The financing structure at March 31, 2014 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,904	137,904	137,904
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	601,654	541,454	541,454
2010 Senior Notes due 2040	250,000	250,000	247,225
Total debentures and senior notes payable	851,654	791,454	788,679
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	309,422	—
$200,000 secured bi-lateral letter of credit facility	200,000	18,676	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	24,800	—
IPC bi-lateral facility	40,000	19,817	—
$375,000 Flagstone bi-lateral facility	375,000	292,532	—
Total credit and other facilities	1,605,000	690,541	—
Total debt and financing arrangements	$2,456,654	$1,481,995	$788,679
The financing structure at December 31, 2013 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,866	137,866	137,866
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	601,616	541,416	541,416
2010 Senior Notes due 2040	250,000	250,000	247,198
Total debentures and senior notes payable	851,616	791,416	788,614
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	358,567	—
$200,000 secured bi-lateral letter of credit facility	200,000	16,726	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	24,800	24,800	—
IPC bi-lateral facility	40,000	20,177	—
$375,000 Flagstone bi-lateral facility	375,000	305,686	—
Total credit and other facilities	1,599,800	751,250	—
Total debt and financing arrangements	$2,451,416	$1,542,666	$788,614

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at the issuance date for each placement.

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$137,904	September 15, 2036	3.540%	(a)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(a)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(b)	Semi-annually in arrears

(a)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.

(b)	Fixed interest rate.
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at March 31, 2014:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$137,904	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Senior Notes
The Senior Notes due 2040 (the “2010 Senior Notes”) were part of a registered public offering. The 2010 Senior Notes mature on January 26, 2040.  The Company may redeem the notes, in whole at any time, or in part from time to time, at our option on not less than 30 nor more than 60 days’ notice, at a make-whole redemption price as described in “Description of the Notes - Optional Redemption” in the 2010 Senior Notes prospectus supplement.  In addition, the Company may redeem the notes, in whole, but not in part, at any time upon the occurrence of certain tax events as described in “Description of the Notes - Redemption for Tax Purposes’ in the prospectus supplement.
Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the three months ended March 31, 2014 and 2013.
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
Future payments of principal of $250,000 on the 2010 Senior Notes are all expected to be after 2018.
Junior subordinated deferrable debentures
The Company participated in private placements of junior subordinated deferrable interest debentures due 2036 and 2037 (respectively, the “2006 Junior Subordinated Deferrable Debentures” and “2007 Junior Subordinated Deferrable Debentures”).
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three months ended March 31, 2014 and 2013.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three months ended March 31, 2014 and 2013.
Future payments of principal of $541,454 on the debentures discussed above are all expected to be after 2018.

(c)	Credit facilities

i.	$400,000 syndicated unsecured letter of credit facility and $525,000 syndicated secured letter of credit facility
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of March 31, 2014, there were $309,422 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2013: $358,567) and $nil outstanding under the Four Year Unsecured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of March 31, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
On March 9, 2012, upon entering into the Credit Facilities, the Company terminated its (a) three-year bi-lateral $60,000 unsecured revolving credit facility, dated March 12, 2010, (b) $340,000 three-year unsecured credit facility, dated March 12, 2010 and (c) $500,000 five-year secured credit facility, dated March 12, 2007. No early termination penalties were incurred.

ii.	$25,000 Talbot FAL facility
Talbot holds a standby Letter of Credit facility (the “Talbot FAL facility”) to provide Funds at Lloyd’s to support the 2010, 2011, 2012, 2013, 2014 and 2015 underwriting years of account. As of March 31, 2014 the Company had $25,000 (December 31, 2013: $25,000) in outstanding letters of credit under the Talbot FAL facility.
The Talbot FAL facility contains affirmative covenants that include requirements for consolidated net worth and debt to capital ratios in line with those in place for the Credit Facilities and discussed above. The Talbot FAL facility also contains restrictions on our ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL facility. As of March 31, 2014 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

iii.	$40,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC (the "IPC bi-lateral facility"). As of March 31, 2014, there were $19,817 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2013: $20,177). As of March 31, 2014 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iv.	$200,000 secured bi-lateral letter of credit facility
The Company holds an uncommitted secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of March 31, 2014, $18,676 (December 31, 2013: $16,726) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of March 31, 2014, the Company is in compliance with all terms and covenants thereof.

v.	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe (as "Borrower") and its subsidiary, PaCRe Investments, Ltd. (as "Guarantor") entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by the Borrower and for letters of credit issued by the Borrower to be used to support its reinsurance obligations in aggregate amount of $10,000. As of March 31, 2014, $294 (December 31, 2013: $294) of letters of credit were outstanding under this facility. As of March 31, 2014, and throughout the reporting periods presented, PaCRe was in compliance with all covenants and restrictions thereof.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

vi.	$30,000 AlphaCat Re secured letter of credit facility
On January 2, 2013 AlphaCat Reinsurance Ltd. (as "Borrower") entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provides for letters of credit issued by the Borrower to be used to support its reinsurance obligations in the aggregate amount of $24,800. During the period ended March 31, 2014 the size of the facility was increased to $30,000 from $24,800. As of March 31, 2014, $24,800 (December 31, 2013: $24,800) of letters of credit were outstanding under this facility. As of March 31, 2014, and throughout the reporting periods presented, AlphaCat Reinsurance Ltd., was in compliance with all covenants and restrictions thereof.

vii.	$375,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At March 31, 2014, the Flagstone Bi-Lateral Facility had $292,532 (December 31, 2013: $305,686) letters of credit issued and outstanding. As of March 31, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

(d)	Finance expenses
Finance expenses consist of interest on our junior subordinated deferrable debentures, senior notes, the amortization of debt offering costs, fees relating to our credit facilities, bank charges and the costs of FAL as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
2006 Junior Subordinated Deferrable Debentures	$2,187	$2,187
2007 Junior Subordinated Deferrable Debentures	1,809	1,809
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,223	1,472
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,750	1,072
2010 Senior Notes due 2040	5,597	5,597
Credit facilities	1,559	954
Bank charges	113	133
AlphaCat ILS funds fees (a)	677	1,114
Talbot FAL Facility	(15)	31
Total finance expenses	$15,900	$14,369

(a)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to the AlphaCat ILS funds and fund-raising for AlphaCat 2014 and AlphaCat 2013 respectively.
13. Accumulated other comprehensive (loss)
The changes in accumulated other comprehensive income ("AOCI"), by component for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Beginning balance, December 31	$(617)	$(2,953)
Current period foreign currency translation adjustments	462	(9,785)
Ending balance, March 31	$(155)	$(12,738)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Commitments and contingencies

(a)	Concentrations of credit risk
The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher, with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% of its investment portfolio or less, excluding government and agency securities. With the exception of the Company's bank loan portfolio, which represents 9.5% of the Company's total investments as at March 31, 2014, the minimum credit rating of any security purchased is Baa3/BBB-. In the case where currently held investments are downgraded below Baa3/BBB-, the Company tolerates a holding of up to 2% of its investment portfolio in aggregate market value, or 10% with written authorization. Excluding bank loans, 1.0% of the portfolio had a split rating below Baa3/BBB- as at March 31, 2014. The Company did not have an aggregate exposure to any single issuer of more than 0.9% of its investment portfolio, other than with respect to government and agency securities as at March 31, 2014.

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
The amounts of cash, investments and letters of credit provided for each year of account as follows:

	2014 Underwriting Year	2013 Underwriting Year
Talbot FAL facility	$25,000	$25,000
Group funds	450,000	403,700
Total	$475,000	$428,700
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends. See Note 3 (d) for Talbot's investments pledged as collateral.

(c)	Lloyd's Central Fund
Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2014 estimated premium income at Lloyd's of £625,000, at the March 31, 2014 exchange rate of £1 equals $1.6658 and assuming the maximum 3% assessment, the Company would be assessed approximately $31,234.

(d)	Aquiline Commitment
As discussed in Note 5 "Investments in affiliates," the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed a total capital commitment of $50,000 which will expire on July 2, 2015. The Company's remaining commitment at March 31, 2014 was $17,890 (December 31, 2013: $17,890).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

15. Related party transactions
The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 3,446,643 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company and are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three months ended March 31, 2014 of $1,373 (2013: $1,795), with $181 included in premiums receivable at March 31, 2014 (December 31, 2013: $242). The Company also recognized reinsurance premiums ceded during the three months ended March 31, 2014 of $5 (2013: $4). The Company recorded $2,688 of loss reserves recoverable at March 31, 2014 (December 31, 2013: $3,698). Earned premium adjustments of $1,441 (2013: $719) were recorded during the three months ended March 31, 2014.
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the three months ended March 31, 2014 were $56 (2013: $191) with $170 included in accounts payable and accrued expenses at March 31, 2014 (December 31, 2013: $283).
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three months ended March 31, 2014, the Company incurred $nil (2013: $120) in partnership fees and made $nil (2013: $1,341) capital contributions. There were no amounts included in accounts payable and accrued expenses at March 31, 2014 (December 31, 2013: $nil).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic earnings per share
Net income	$205,897	$220,694
(Income) loss attributable to noncontrolling interest	(43,509)	2,549
Net income available to Validus	162,388	223,243
Less: Dividends and distributions declared on outstanding warrants	(1,552)	(14,464)
Income available to common shareholders	$160,836	$208,779

Weighted average number of common shares outstanding	93,451,999	107,386,438

Basic earnings per share available to common shareholders	$1.72	$1.94

Earnings per diluted share
Net income	$205,897	$220,694
(Income) loss attributable to noncontrolling interest	(43,509)	2,549
Net income available to Validus	162,388	223,243
Less: Dividends and distributions declared on outstanding warrants	—	(14,464)
Income available to common shareholders	$162,388	$208,779

Weighted average number of common shares outstanding	93,451,999	107,386,438
Share equivalents:
Warrants	2,716,010	—
Stock options	750,369	1,631,556
Unvested restricted shares	881,141	1,035,005
Weighted average number of diluted common shares outstanding	97,799,519	110,052,999

Earnings per diluted share available to common shareholders	$1.66	$1.90
Share equivalents that would result in the issuance of common shares of 12,498 (2013: 104,405) were outstanding for the three months ended March 31, 2014, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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
Validus Re Segment
The Validus Re segment is focused on short-tail lines of reinsurance. The primary lines in which the segment conducts business are property, marine and specialty which includes agriculture, aerospace and aviation, financial lines of business, nuclear, terrorism, life, accident & health, workers’ compensation, crisis management, contingency, motor, technical lines, composite and trade credit.
AlphaCat Segment
The AlphaCat segment manages strategic relationships that leverage the Company’s underwriting and investment expertise and earns management, performance and underwriting fees primarily from the Company’s operating affiliates, AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013 and AlphaCat 2014, as well as PaCRe and the AlphaCat ILS funds.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended March 31, 2014	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$678,986	$84,347	$290,695	$(42,037)	$1,011,991
Reinsurance premiums ceded	(142,640)	(3,700)	(90,605)	42,037	(194,908)
Net premiums written	536,346	80,647	200,090	—	817,083
Change in unearned premiums	(297,960)	(49,964)	13,798	—	(334,126)
Net premiums earned	238,386	30,683	213,888	—	482,957

Underwriting deductions
Losses and loss expenses	68,155	(7,860)	102,376	—	162,671
Policy acquisition costs	39,245	2,980	44,928	(1,504)	85,649
General and administrative expenses	18,195	4,128	35,149	16,973	74,445
Share compensation expenses	2,208	(10)	2,582	2,367	7,147
Total underwriting deductions	127,803	(762)	185,035	17,836	329,912

Underwriting income (loss)	$110,583	$31,445	$28,853	$(17,836)	$153,045

Net investment income	18,765	880	4,686	(969)	23,362
Other income	6,770	9,497	17	(2,454)	13,830
Finance expenses	(3,839)	(683)	(26)	(11,352)	(15,900)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	132,279	41,139	33,530	(32,611)	174,337
Tax benefit (expense)	578	—	130	(668)	40
Income from operating affiliates	—	4,927	—	—	4,927
(Income) attributable to operating affiliate investors	—	(31,710)	—	—	(31,710)
Net operating income (loss)	$132,857	$14,356	$33,660	$(33,279)	$147,594

Net realized gains on investments	2,446	1,225	69	—	3,740
Change in net unrealized gains (losses) on investments	11,898	45,872	2,577	(4,654)	55,693
Income from investment affiliate	5,348	—	—	—	5,348
Foreign exchange (losses) gains	(6,176)	38	(150)	(190)	(6,478)
Net income (loss)	$146,373	$61,491	$36,156	$(38,123)	$205,897

Net (income) attributable to noncontrolling interest	—	(43,509)	—	—	(43,509)
Net income (loss) available (attributable) to Validus	$146,373	$17,982	$36,156	$(38,123)	$162,388

Selected ratios (a):
Net premiums written / Gross premiums written	79.0%	95.6%	68.8%		80.7%

Losses and loss expenses	28.6%	(25.6)%	47.9%		33.7%

Policy acquisition costs	16.5%	9.7%	21.0%		17.7%
General and administrative expenses (b)	8.5%	13.4%	17.6%		16.9%
Expense ratio	25.0%	23.1%	38.6%		34.6%

Combined ratio	53.6%	(2.5)%	86.5%		68.3%

Total assets	$5,603,777	$1,582,014	$2,975,510	$94,788	$10,256,089

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended March 31, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$747,963	$96,516	$293,530	$(33,249)	$1,104,760
Reinsurance premiums ceded	(125,728)	—	(94,737)	33,249	(187,216)
Net premiums written	622,235	96,516	198,793	—	917,544
Change in unearned premiums	(319,101)	(68,899)	1,517	—	(386,483)
Net premiums earned	303,134	27,617	200,310	—	531,061

Underwriting deductions
Losses and loss expenses	73,402	—	71,369	—	144,771
Policy acquisition costs	51,744	2,638	40,526	(1,297)	93,611
General and administrative expenses	29,441	4,037	30,912	15,889	80,279
Share compensation expenses	1,413	77	1,405	(577)	2,318
Total underwriting deductions	156,000	6,752	144,212	14,015	320,979

Underwriting income (loss)	$147,134	$20,865	$56,098	$(14,015)	$210,082

Net investment income	23,193	881	4,718	(3,143)	25,649
Other income	13,490	6,633	—	(17,438)	2,685
Finance expenses	(3,252)	(1,248)	(74)	(9,795)	(14,369)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	180,565	27,131	60,742	(44,391)	224,047
Tax expense (benefit)	1,757	—	(1,054)	(385)	318
Income from operating affiliates	—	3,523	—	—	3,523
(Income) attributable to operating affiliate investors	—	(10,077)	—	—	(10,077)
Net operating income (loss)	$182,322	$20,577	$59,688	$(44,776)	$217,811

Net realized gains on investments	1,593	—	128	—	1,721
Change in net unrealized (losses) on investments	(2,193)	(4,788)	(256)	—	(7,237)
Income from investment affiliate	1,477	—	—	—	1,477
Foreign exchange gains (losses)	11,162	(1,187)	(3,918)	865	6,922
Net income (loss)	$194,361	$14,602	$55,642	$(43,911)	$220,694

Net loss attributable to noncontrolling interest	—	2,549	—	—	2,549
Net income (loss) available (attributable) to Validus	$194,361	$17,151	$55,642	$(43,911)	$223,243

Selected ratios (a):
Net premiums written / Gross premiums written	83.2%	100.0%	67.7%		83.1%

Losses and loss expenses	24.2%	0.0%	35.6%		27.3%

Policy acquisition costs	17.1%	9.6%	20.2%		17.6%
General and administrative expenses (b)	10.2%	14.9%	16.1%		15.6%
Expense ratio	27.3%	24.5%	36.3%		33.2%

Combined ratio	51.5%	24.5%	71.9%		60.5%

Total assets	$6,299,481	$1,189,190	$3,043,312	$32,417	$10,564,400

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended March 31, 2014
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$191,868	$8,698	$26,311	$(5,665)	$221,212	21.9%
Worldwide excluding United States (a)	61,534	7,678	37,182	(4,740)	101,654	9.9%
Australia and New Zealand	12,816	1,019	2,880	(281)	16,434	1.6%
Europe	37,896	1,301	18,791	(2,817)	55,171	5.5%
Latin America and Caribbean	6,934	—	31,239	(3,052)	35,121	3.5%
Japan	159	—	538	(53)	644	0.1%
Canada	2,899	216	3,145	(523)	5,737	0.6%
Rest of the world (b)	53,850	—	18,404	(1,798)	70,456	7.0%
Sub-total, non United States	176,088	10,214	112,179	(13,264)	285,217	28.2%
Worldwide including United States (a)	105,191	65,435	23,653	(6,646)	187,633	18.5%
Other location non-specific (c)	205,839	—	128,552	(16,462)	317,929	31.4%
Total	$678,986	$84,347	$290,695	$(42,037)	$1,011,991	100.0%

	Three Months Ended March 31, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$236,496	$17,489	$20,541	$(6,864)	$267,662	24.2%
Worldwide excluding United States (a)	50,308	14,689	39,458	(4,508)	99,947	9.0%
Australia and New Zealand	25,026	2,183	3,005	(230)	29,984	2.7%
Europe	40,870	1,964	18,311	(2,848)	58,297	5.3%
Latin America and Caribbean	8,418	—	42,000	(3,218)	47,200	4.3%
Japan	737	—	654	(50)	1,341	0.1%
Canada	2,642	318	2,706	(525)	5,141	0.5%
Rest of the world (b)	19,079	—	18,314	(1,403)	35,990	3.3%
Sub-total, non United States	147,080	19,154	124,448	(12,782)	277,900	25.2%
Worldwide including United States (a)	100,540	59,873	19,156	(3,689)	175,880	15.9%
Other location non-specific (c)	263,847	—	129,385	(9,914)	383,318	34.7%
Total	$747,963	$96,516	$293,530	$(33,249)	$1,104,760	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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
On April 30, 2014, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2014 to holders of record on June 13, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended March 31, 2014 and 2013 and the Company's consolidated financial condition, liquidity and capital resources at March 31, 2014 and December 31, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

For a variety of reasons, the Company's historical financial results may not accurately indicate future performance. See "Cautionary Note Regarding Forward-Looking Statements." The Risk Factors set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 present a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

On April 25, 2013, the Company acquired Longhorn Re, Ltd. (renamed Validus Re Americas, Ltd.), a single contract Bermuda-domiciled crop reinsurer.

On December 20, 2013, the Company joined with other investors in capitalizing AlphaCat 2014, a special purpose vehicle formed for the purpose of investing in collateralized reinsurance and retrocessional contracts. The Company has an equity interest and voting rights in AlphaCat 2014 which are below 50%, therefore the investment in AlphaCat 2014 is included as an equity method investment in the Consolidated Financial Statements of the Company.

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
Financial Measures

The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Book value per diluted common share plus accumulated dividends	$45.56	$41.57	$43.91
Book value per diluted common share	37.58	34.79	36.23
Underwriting income	153,045	210,082	604,908
Net operating income attributable to Validus	146,090	215,618	578,672
Annualized return on average equity	17.7%	22.5%	14.0%

Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $1.65, or 3.8%, from $43.91 at December 31, 2013 to $45.56 at March 31, 2014. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.30 per common share and common share equivalent in the three months ended March 31, 2014. On April 30, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on June 30, 2014 to holders of record on June 13, 2014. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of our returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $1.35, or 3.7%, from $36.23 at December 31, 2013 to $37.58 at March 31, 2014. The increase was as a result of the net income available to Validus for the three months ended March 31, 2014. Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and change in net unrealized gains (losses) on investments, foreign exchange gains (losses) and non-recurring items. The Company believes the reporting of underwriting income enhances the understanding of our results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), non-recurring items and income (loss) (attributable) to noncontrolling interest. This measure focuses on the underlying fundamentals of our operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies and non-recurring items. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed. The decrease in annualized return on average equity for the three months ended March 31, 2014 was driven primarily by a decrease in net income available to Validus. Net income available to Validus for the three months ended March 31, 2014 decreased by $60.9 million or 27.3% compared to the three months ended March 31, 2013.

First Quarter 2014 Summarized Consolidated Results of Operations

•	Gross premiums written for the three months ended March 31, 2014 were $1,012.0 million compared to $1,104.8 million for the three months ended March 31, 2013, a decrease of $92.8 million, or 8.4%.

•	Net premiums earned for the three months ended March 31, 2014 were $483.0 million compared to $531.1 million for the three months ended March 31, 2013, a decrease of $48.1 million, or 9.1%.

•	Underwriting income for the three months ended March 31, 2014 was $153.0 million compared to $210.1 million for the three months ended March 31, 2013, a decrease of $57.0 million, or 27.1%.

•
Combined ratio for the three months ended March 31, 2014 of 68.3% which included $39.4 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 8.2 percentage points compared to a combined ratio for the three months ended March 31, 2013 of 60.5% which included $65.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 12.4 percentage points.

•	Loss ratio for the three months ended March 31, 2014 of 33.7% compared to 27.3% for the three months ended March 31, 2013.

•	Loss ratios by line of business are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Percentage Point Change
Property	14.3%	5.4%	8.9%
Marine	40.1%	34.7%	5.4%
Specialty	55.2%	61.1%	(5.9)%
All lines	33.7%	27.3%	6.4%

•	Net investment income for the three months ended March 31, 2014 was $23.4 million compared to $25.6 million for the three months ended March 31, 2013, a decrease of $2.3 million, or 8.9%.

•
Net operating income available to Validus for the three months ended March 31, 2014 was $146.1 million compared to $215.6 million for the three months ended March 31, 2013, a decrease of $69.5 million, or 32.2%.

•
Net income available to Validus for the three months ended March 31, 2014 was $162.4 million, or $1.66 per diluted common share compared to $223.2 million or $1.90 per diluted common share for the three months ended March 31, 2013.

•	Losses and loss expenses from notable loss events for the three months ended March 31, 2014 and March 31, 2013 were $nil.

•	Investment yield for the three months ended March 31, 2014 was 1.29% compared to 1.38% for the three months ended March 31, 2013.

•
Annualized return on average equity and annualized net operating return on average equity for the three months ended March 31, 2014 were 17.7% and 15.9%, respectively, compared to 22.5% and 21.8% for the three months ended March 31, 2013.

•	Total investments and cash as at March 31, 2014 was $7.8 billion compared to $8.0 billion at December 31, 2013.

Overview of the Results of Operations for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013.
The change in net operating income available to Validus for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended March 31
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(48,104)
Notable losses (a)	—
Incurred current year losses, excluding notable losses	8,483
Prior period loss development	(26,383)
Other underwriting deductions (b)	8,967
Underwriting income (c)	(57,037)
(Income) attributable to operating affiliate investors	(21,633)
Other operating expenses and income, net (d)	8,453
Net operating income (c)	(70,217)
Net operating (income) loss attributable to noncontrolling interest	689
Net operating income available to Validus (c)	$(69,528)

(a)	There were no notable loss events for the three months ended March 31, 2014 and 2013, respectively.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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

(d)	Other operating expenses and income, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

Net operating income available to Validus for the three months ended March 31, 2014 was $146.1 million compared to $215.6 million for the three months ended March 31, 2013, a decrease of $69.5 million or 32.2%. The primary factors driving the decrease in net operating income were:

•	Decrease in underwriting income of $57.0 million primarily due to:

•	A decrease in net premiums earned of $48.1 million, primarily due to a reduction in gross premiums written; and

•	A decrease in favorable prior period loss development of $26.4 million, offset by;

•	A favorable movement in policy acquisition costs of $8.0 million.

Also contributing to the decrease was an unfavorable movement in income attributable to operating affiliate investors of $21.6 million, offset by an increase in other income of $11.1 million.

Segment Reporting
Management has determined that the Company operates in three reportable segments - Validus Re, AlphaCat and Talbot.

First Quarter 2014 Results of Operations - Validus Re Segment

The following table presents results of operations for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$678,986	$747,963
Reinsurance premiums ceded	(142,640)	(125,728)
Net premiums written	536,346	622,235
Change in unearned premiums	(297,960)	(319,101)
Net premiums earned	238,386	303,134

Underwriting deductions
Losses and loss expenses	68,155	73,402
Policy acquisition costs	39,245	51,744
General and administrative expenses	18,195	29,441
Share compensation expenses	2,208	1,413
Total underwriting deductions	127,803	156,000

Underwriting income (a)	110,583	147,134

Net investment income	18,765	23,193
Other income	6,770	13,490
Finance expenses	(3,839)	(3,252)

Operating income before taxes	132,279	180,565
Tax benefit	578	1,757
Net operating income (a)	$132,857	$182,322

Selected ratios:
Net premiums written / Gross premiums written	79.0%	83.2%

Losses and loss expenses	28.6%	24.2%

Policy acquisition costs	16.5%	17.1%
General and administrative expenses (b)	8.5%	10.2%
Expense ratio	25.0%	27.3%
Combined ratio	53.6%	51.5%

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

b)    The general and administrative expense ratio includes share compensation expenses.

The change in net operating income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended March 31
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(64,748)
Notable losses (a)	—
Incurred current year losses, excluding notable losses	24,001
Prior period loss development	(18,754)
Other underwriting deductions (b)	22,950
Underwriting income (d)	(36,551)
Other operating income and expenses, net (c)	(12,914)
Net operating income (d)	$(49,465)

(a)	There were no notable loss events for the three months ended March 31, 2014 and 2013, respectively.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

(d)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$270,602	$326,024	$(55,422)
Marine	152,962	161,432	(8,470)
Specialty	255,422	260,507	(5,085)
Total	$678,986	$747,963	$(68,977)

The decrease in gross premiums written in the property lines of $55.4 million was primarily due to a reduction in catastrophe excess of loss treaties of $45.2 million. This was as a result of current market conditions, the impact of a program that was withdrawn and a number of non-renewals due to both unfavorable pricing and the inclusion of terror exposure on some programs without an appropriate premium for the additional risk. The decrease in gross premiums written of $8.5 million in the marine lines was primarily due to non-renewals and some business historically written in marine lines being renewed in specialty lines. The decrease in gross premiums written of $5.1 million in the specialty lines was due to a $37.5 million reduction in agricultural business as a result of reduced participation in a number of quota share agreements, offset by new composite business as well as business written by the new trade credit team, totaling $17.9 million and $15.3 million, respectively.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$270,602	39.9%	$326,024	43.6%
Marine	152,962	22.5%	161,432	21.6%
Specialty	255,422	37.6%	260,507	34.8%
Total	$678,986	100.0%	$747,963	100.0%

Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$121,870	$84,058	$37,812
Marine	13,365	2,972	10,393
Specialty	7,405	38,698	(31,293)
Total	$142,640	$125,728	$16,912
Reinsurance premiums ceded in the property lines increased by $37.8 million, due to significant restructuring of retrocessional coverage purchased, reflecting favorable market conditions and changes in timing of purchases, that resulted in $64.9 million of new aggregate excess of loss and industry loss warranty purchases. This was offset by a $28.1 million decrease in catastrophe bond coverage due to the non-renewal of a contract. The increase in reinsurance premiums in the marine lines of $10.4 million was primarily due to additional quota share coverage purchased as a result of price reductions and broader coverage and terms available in the market. The decrease in reinsurance premiums ceded in the specialty lines of $31.3 million was due primarily to the non-renewal of proportional coverage that was purchased in the first quarter of 2013 and related to the agriculture business.
Net Premiums Written

	Net Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$148,732	$241,966	$(93,234)
Marine	139,597	158,460	(18,863)
Specialty	248,017	221,809	26,208
Total	$536,346	$622,235	$(85,889)
The decrease in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$148,732	55.0%	$241,966	74.2%
Marine	139,597	91.3%	158,460	98.2%
Specialty	248,017	97.1%	221,809	85.1%
Total	$536,346	79.0%	$622,235	83.2%
The property ratio has decreased by 19.2 percentage points reflecting the restructuring of the property retrocessional coverage and specifically the increase in non-proportional coverage as well as a reduction in gross written premium. The marine ratio has decreased by 6.9 percentage due to an increase in ceded premiums as a result of the factors mentioned above. The specialty ratio has increased by12.0 percentage due to the decrease in reinsurance coverage purchased for the agriculture business.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$123,662	$184,482	$(60,820)
Marine	42,857	56,601	(13,744)
Specialty	71,867	62,051	9,816
Total	$238,386	$303,134	$(64,748)
The decrease in net premiums earned is consistent with the pattern of net premiums written in the current quarter and the second half of 2013.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All lines
	Three Months Ended March 31,
	2014	2013
All lines—current period—notable losses	0.0%	0.0%
All lines—change in prior accident years	(4.2)%	(9.5)%
All lines—current period excluding items above	32.8%	33.7%
All lines—loss ratio	28.6%	24.2%

	Losses and Loss Expenses - All lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable losses	—	—	—
All lines—change in prior accident years	(10,028)	(28,782)	18,754
All lines—current period excluding items above	78,183	102,184	(24,001)
All lines - losses and loss expenses	68,155	73,402	(5,247)

Notable Losses
There were no notable loss events for the three months ended March 31, 2014 and 2013, respectively.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended March 31,
	2014	2013
Property—current period—notable losses	0.0%	0.0%
Property—change in prior accident years	(1.7)%	(17.7)%
Property—current period excluding items above	13.5%	18.3%
Property—loss ratio	11.8%	0.6%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	$—	$—	$—
Property - change in prior accident years	(2,111)	(32,565)	30,454
Property—current period excluding items above	16,696	33,688	(16,992)
Property - losses and loss expenses	$14,585	$1,123	$13,462
Property lines experienced $30.5 million lower favorable loss reserve development, primarily related to unfavorable claims emergence on non-notable loss events and lower favorable development on other attritional losses this quarter.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended March 31,
	2014	2013
Marine—current period—notable losses	0.0%	0.0%
Marine—change in prior accident years	(31.5)%	1.5%
Marine—current period excluding items above	38.8%	36.8%
Marine—loss ratio	7.3%	38.3%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Marine - current period—notable losses	$—	$—	$—
Marine—change in prior accident years	(13,513)	828	(14,341)
Marine—current period excluding items above	16,619	20,824	(4,205)
Marine - losses and loss expenses	$3,106	$21,652	$(18,546)
Marine lines experienced $13.5 million favorable loss reserve development during three months ended March 31, 2014 compared to unfavorable loss reserve development of $0.8 million in 2013 due primarily to favorable emergence on the Gryphon Alpha mooring failure this quarter and unfavorable development on Hurricane Sandy in the prior period.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended March 31,
	2014	2013
Specialty—current period—notable losses	0.0%	0.0%
Specialty—change in prior accident years	7.8%	4.8%
Specialty—current period excluding items above	62.4%	76.8%
Specialty—loss ratio	70.2%	81.6%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Specialty - current period—notable losses	$—	$—	$—
Specialty—change in prior accident years	5,596	2,955	2,641
Specialty—current period excluding items above	44,868	47,672	(2,804)
Specialty - losses and loss expenses	$50,464	$50,627	$(163)
Specialty lines experienced $2.6 million higher unfavorable loss reserve development, primarily related to an increase in the loss estimate on agriculture losses this quarter. The current period loss ratio was significantly lower due to aerospace losses during the first quarter last year.

Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$21,934	$28,532	$(6,598)
Marine	7,564	11,604	(4,040)
Specialty	9,747	11,608	(1,861)
Total	$39,245	$51,744	$(12,499)

	Acquisition Cost Ratio
	Three Months Ended March 31,
	2014	2013	Change
Property	17.7%	15.5%	2.2%
Marine	17.6%	20.5%	(2.9)%
Specialty	13.6%	18.7%	(5.1)%
Total	16.5%	17.1%	(0.6)%
The acquisition cost ratio for the property lines has increased by 2.2 percentage points primarily due to the impact of the restructured retrocessional coverage discussed above. The acquisition cost ratio for the specialty lines has decreased by 5.1 percentage points due to changes in terms on some of the renewed agricultural policies.
General and Administrative and Share Compensation Expenses

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$18,195	7.6%	$29,441	9.7%
Share compensation expenses	$2,208	0.9%	$1,413	0.5%
Total	$20,403	8.5%	$30,854	10.2%
The decrease in general and administrative expenses of $11.2 million or 38.2% was primarily due to the higher costs that were assumed in the prior year following the acquisition of Flagstone.

Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss and loss expense ratio and the expense ratio. The loss and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Loss and loss expense ratio	28.6%	24.2%
Policy acquisition cost ratio	16.5%	17.1%
General and administrative expense ratio (a)	8.5%	10.2%
Expense ratio	25.0%	27.3%
Combined ratio	53.6%	51.5%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended March 31, 2014 of 2.1 percentage points compared to the three months ended March 31, 2013 is due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Net Investment Income
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$18,212	$21,716	$(3,504)
Other investments	490	3,769	(3,279)
Cash and cash equivalents	1,603	(201)	1,804
Securities lending income	2	—	2
Total gross investment income	20,307	25,284	(4,977)
Investment expenses	(1,542)	(2,091)	549
Total	$18,765	$23,193	$(4,428)
The decrease in net investment income for the three months ended March 31, 2014 was $4.4 million or 19.1% mainly due to a special dividend received on other investments in 2013.
Other Income

	Other Income
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Other income	$6,770	$13,490	$(6,720)
Other income for the three months ended March 31, 2014 primarily arises from the run off of legacy Flagstone balances.
Finance Expenses

	Finance Expenses
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$3,839	$3,252	$587
Finance expenses for the three months ended March 31, 2014 and 2013 were comparable.

First Quarter 2014 Results of Operations - AlphaCat Segment

The following table presents results of operations for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$84,347	$96,516
Reinsurance premiums ceded	(3,700)	—
Net premiums written	80,647	96,516
Change in unearned premiums	(49,964)	(68,899)
Net premiums earned	30,683	27,617

Underwriting deductions
Losses and loss expenses	(7,860)	—
Policy acquisition costs	2,980	2,638
General and administrative expenses	4,128	4,037
Share compensation expenses	(10)	77
Total underwriting deductions	(762)	6,752

Underwriting income (a)	31,445	20,865

Net investment income	880	881
Other income	9,497	6,633
Finance expenses	(683)	(1,248)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	41,139	27,131
Income from operating affiliates	4,927	3,523
(Income) attributable to operating affiliate investors	(31,710)	(10,077)
Net operating income (a)	14,356	20,577
Net operating (income) attributable to noncontrolling interest	(1,504)	(2,193)
Net operating income available to Validus (a)	$12,852	$18,384

Selected ratios:
Net premiums written / Gross premiums written	95.6%	100.0%

Losses and loss expenses	(25.6)%	—%

Policy acquisition costs	9.7%	9.6%
General and administrative expenses (b)	13.4%	14.9%
Expense ratio	23.1%	24.5%
Combined ratio	(2.5)%	24.5%

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

b)    The general and administrative expense ratio includes share compensation expenses.

The change in net operating income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended March 31
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	3,066
Notable losses (a)	—
Prior period loss development	7,860
Other underwriting deductions (b)	(346)
Underwriting income (d)	10,580
(Income) attributable to operating affiliate investors	(21,633)
Other operating income and expenses, net (c)	4,832
Net operating income (d)	(6,221)
Net operating income attributable to noncontrolling interest	689
Net operating income available to Validus (d)	(5,532)

(a)	There were no notable loss events for the three months ended March 31, 2014 and 2013, respectively.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

(d)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$84,347	$96,516	$(12,169)
Total	$84,347	$96,516	$(12,169)

The decrease in gross premiums written in the property lines of $12.2 million was as a result of having a smaller sidecar in operation during the period compared to the prior period. The capital base of AlphaCat 2014 was $160.0 million compared to $230.0 million in AlphaCat 2013.
Reinsurance Premiums Ceded
AlphaCat reinsurance premiums ceded for the three months ended March 31, 2014 were $3.7 million compared to $nil for the three months ended March 31, 2013. The reinsurance was purchased due to the availability of attractively priced coverage.

Net Premiums Written

	Net Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$80,647	$96,516	$(15,869)
Total	$80,647	$96,516	$(15,869)

The decrease in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 95.6% and 100.0% for the three months ended March 31, 2014 and 2013, respectively.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$30,683	$27,617	$3,066
Total	$30,683	$27,617	$3,066
The increase in net premiums earned in property lines is due to significantly higher mid-year renewals in 2013 compared to 2012.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended March 31,
	2014	2013
Property - current period - notable losses	—%	—%
Property - change in prior accident years	(25.6)%	—%
Property - current period excluding items above	—%	—%
Property—loss ratio	(25.6)%	—%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	—	—	—
Property - change in prior accident years	(7,860)	—	(7,860)
Property - current period excluding items above	—	—	—
Property - losses and loss expenses	(7,860)	—	(7,860)

Property lines experienced $7.9 million higher favorable loss reserve development compared to three months ended March 31, 2013, due to the partial release of reserves originally established in the third quarter of 2013 on an aggregate excess of loss contract. AlphaCat typically writes high excess and aggregate stop loss contracts, therefore losses can be triggered by a combination of loss events incurred by the cedant.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$2,980	$2,638	$342
Total	$2,980	$2,638	$342

	Acquisition Cost Ratio
	Three Months Ended March 31,
	2014	2013	Change
Property	9.7%	9.6%	0.1%
Total	9.7%	9.6%	0.1%
The acquisition cost ratios for the three months ended March 31, 2014 and 2013 were comparable.

General and Administrative and Share Compensation Expenses

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	4,128	13.4%	4,037	14.6%
Share compensation expenses	(10)	—%	77	0.3%
Total	$4,118	13.4%	$4,114	14.9%
The general and administrative expenses for the three months ended March 31, 2014 and 2013 were comparable.
Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Loss and loss expense ratio	(25.6)%	0.0%
Policy acquisition cost ratio	9.7%	9.6%
General and administrative expense ratio (a)	13.4%	14.9%
Expense ratio	23.1%	24.5%
Combined ratio	(2.5)%	24.5%

(a)	Includes general and administrative expenses and share compensation expenses.

The decrease in the combined ratio for the three months ended March 31, 2014 of 27.0 percentage points compared to the three months ended March 31, 2013 is due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$865	$874	$(9)
Cash and cash equivalents	15	7	8
Total net investment income	880	881	(1)
Net investment income for the three months ended March 31, 2014 and 2013 was comparable.

Other Income

	Other Income
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Other income	$9,497	$6,633	$2,864
The increase in other income of $2.9 million, or 43.2%, is primarily due to the gain on the deconsolidation of one of the AlphaCat ILS funds in the quarter.
Finance Expenses

	Finance Expenses
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$683	$1,248	$(565)
Finance expenses for the three months ended March 31, 2014 and 2013 were comparable.

Income From Operating Affiliates

	Income from Operating Affiliates
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
AlphaCat Re 2011	193	449	(256)
AlphaCat Re 2012	(36)	1,825	(1,861)
AlphaCat 2013	1,475	1,100	375
AlphaCat 2014	1,611	—	1,611
AlphaCat ILS funds	1,684	149	1,535
Total	4,927	3,523	1,404

For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The increase in income from operating affiliates for the three months ended March 31, 2014 is due to additional income as a result of the deconsolidation of one of the AlphaCat ILS funds.

(Income) Attributable To Operating Affiliate Investors

	(Income) attributable to operating affiliate investors
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
(Income) attributable to operating affiliate investors	$(31,710)	$(10,077)	$(21,633)

Income attributable to operating affiliate investors for the three months ended March 31, 2014 was $31.7 million compared to $10.1 million for the three months ended March 31, 2013 reflecting the improved underwriting performance of the segment and the transfer of economics as a result of the deconsolidation of one of the AlphaCat ILS funds. This represents the transfer of investors' economic interest in the non-consolidated affiliated entities and includes both the Company's and third-party investors' share.

Net Operating (Income) Attributable to Noncontrolling Interest

	Net operating (income) loss attributable to noncontrolling interest
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Net operating (income) attributable to noncontrolling interest	$(1,504)	$(2,193)	$689

For the three months ended March 31, 2014, the net operating income attributable to noncontrolling interest was $1.5 million, which comprised $1.3 million relating to 90% of the net operating income in PaCRe for the quarter and $0.2 million of net operating income relating to the consolidated AlphaCat ILS fund.

First Quarter 2014 Results of Operations - Talbot Segment

The following table presents results of operations for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$290,695	$293,530
Reinsurance premiums ceded	(90,605)	(94,737)
Net premiums written	200,090	198,793
Change in unearned premiums	13,798	1,517
Net premiums earned	213,888	200,310

Underwriting deductions
Losses and loss expenses	102,376	71,369
Policy acquisition costs	44,928	40,526
General and administrative expenses	35,149	30,912
Share compensation expenses	2,582	1,405
Total underwriting deductions	185,035	144,212

Underwriting income (a)	28,853	56,098

Net investment income	4,686	4,718
Other income	17	—
Finance expenses	(26)	(74)

Operating income before taxes	33,530	60,742
Tax (expense) benefit	130	(1,054)
Net operating income (a)	$33,660	$59,688

Selected ratios:
Net premiums written / Gross premiums written	68.8%	67.7%

Losses and loss expenses	47.9%	35.6%

Policy acquisition costs	21.0%	20.2%
General and administrative expenses (b)	17.6%	16.1%
Expense ratio	38.6%	36.3%
Combined ratio	86.5%	71.9%

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

b)    The general and administrative expense ratio includes share compensation expenses.

The change in net operating income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended March 31
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$13,578
Notable losses (a)	—
Incurred current year losses, excluding notable losses	(15,518)
Prior period loss development	(15,489)
Other underwriting deductions (b)	(9,816)
Underwriting income (d)	(27,245)
Other operating income and expenses, net (c)	1,217
Net operating income (d)	$(26,028)

(a)	There were no notable loss events for the three months ended March 31, 2014 and 2013, respectively.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

(d)
Non-GAAP Financial Measures. In presenting the Company’s results, management has included and discussed underwriting and operating income that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP. Non-GAAP measures may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Further discussion of these measures is presented in the section entitled “Non-GAAP Financial Measures.

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$78,103	$77,975	$128
Marine	119,571	124,726	(5,155)
Specialty	93,021	90,829	2,192
Total	$290,695	$293,530	$(2,835)

The increase in gross premiums written in the property lines was due to new business and premium adjustments of $11.4 million, offset by $11.3 million of Latin American business now written by Validus Re. This business was previously written by Talbot and ceded to Validus Re. The decrease in gross premiums written in the marine lines of $5.2 million was due primarily to a reduction in marine and energy liability lines of $4.3 million which was as a result of a difference in the timing of premium adjustments.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$78,103	26.9%	$77,975	26.6%
Marine	119,571	41.1%	124,726	42.5%
Specialty	93,021	32.0%	90,829	30.9%
Total	$290,695	100.0%	$293,530	100.0%
The changes in mix of business are consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$43,649	$48,409	$(4,760)
Marine	18,473	15,356	3,117
Specialty	28,483	30,972	(2,489)
Total	$90,605	$94,737	$(4,132)
The decrease in reinsurance premiums ceded in the property lines of $4.8 million was due primarily to decreases in property treaty lines of $8.8 million due to lower quota share premiums as a result of business being written directly through Validus Re and a reduction of $4.1 million in energy onshore premiums due to downward premium adjustments and changes in program price and structure. These were offset by an increase of $8.7 million in direct property lines primarily due to increases in coverage.
Net Premiums Written

	Net Premiums Written
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$34,454	$29,566	$4,888
Marine	101,098	109,370	(8,272)
Specialty	64,538	59,857	4,681
Total	$200,090	$198,793	$1,297

The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$34,454	44.1%	$29,566	37.9%
Marine	101,098	84.6%	109,370	87.7%
Specialty	64,538	69.4%	59,857	65.9%
Total	$200,090	68.8%	$198,793	67.7%
The property ratio has increased by 6.2 percentage points due to the reduction in quota share ceded to Validus Re as this business is now written directly through Validus Re.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$50,939	$43,548	$7,391
Marine	89,072	84,978	4,094
Specialty	73,877	71,784	2,093
Total	$213,888	$200,310	$13,578
The increase in property and specialty lines net premiums earned are consistent with the pattern of net premiums written influencing the earned premiums for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in the marine lines net premiums earned is due to a combination of a decrease in reinstatement premiums in the first quarter of 2013, which would have been fully earned and a reduction in gross premiums written compared to the three months ended March 31, 2013.

Losses and Loss Expenses

	Losses and Loss Expense Ratio - All lines
	Three Months Ended March 31,
	2014	2013
All lines—current period—notable losses	—%	—%
All lines—change in prior accident years	(10.0)%	(18.5)%
All lines—current period excluding items above	57.9%	54.1%
All lines—loss ratio	47.9%	35.6%

	Losses and Loss Expenses - All lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable losses	—	—	—
All lines—change in prior accident years	(21,527)	(37,016)	15,489
All lines—current period excluding items above	123,903	108,385	15,518
All lines - loss and loss expenses	102,376	71,369	31,007

Notable Losses
There were no notable loss events for the three months ended March 31, 2014 and 2013, respectively.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended March 31,
	2014	2013
Property—current period—notable losses	—%	—%
Property—change in prior accident years	(26.8)%	(21.9)%
Property—current period excluding items above	71.2%	51.3%
Property—loss ratio	44.4%	29.4%

	Losses and Loss Expenses - Property Lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	—	—	—
Property - change in prior accident years	(13,667)	(9,528)	(4,139)
Property—current period excluding items above	36,284	22,311	13,973
Property - losses and loss expenses	22,617	12,783	9,834
Property lines experienced $4.1 million higher favorable loss reserve development, primarily related to favorable development on the Tohoku earthquake. The current period loss ratio, excluding the impact of notable losses, was higher by 19.9 percentage points, representing a higher level of attritional claims experienced during the quarter, including a construction fire loss of $9.6 million.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended March 31,
	2014	2013
Marine—current period—notable losses	—%	—%
Marine—change in prior accident years	6.4%	(21.8)%
Marine—current period excluding items above	49.5%	54.1%
Marine—loss ratio	55.9%	32.3%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Marine - current period—notable losses	—	—	—
Marine—change in prior accident years	5,680	(18,518)	24,198
Marine—current period excluding items above	44,064	45,978	(1,914)
Marine - losses and loss expenses	49,744	27,460	22,284
Marine lines experienced $5.7 million of unfavorable loss reserve development for the three months ended March 31, 2014 compared to $18.5 million of favorable loss reserve development for the three months ended March 31, 2013. The adverse loss reserve development primarily related to higher than expected development on attritional claims during the period, including a single buoy mooring failure of $6.8 million, as well as a higher than expected emergence of events.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended March 31,
	2014	2013
Specialty—current period—notable losses	—%	—%
Specialty—change in prior accident years	(18.3)%	(12.5)%
Specialty—current period excluding items above	58.9%	55.9%
Specialty—loss ratio	40.6%	43.4%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Specialty - current period—notable losses	—	—	—
Specialty—change in prior accident years	(13,540)	(8,970)	(4,570)
Specialty—current period excluding items above	43,555	40,096	3,459
Specialty - losses and loss expenses	30,015	31,126	(1,111)
Specialty lines experienced $4.6 million higher favorable loss reserve development, primarily related to lower than expected development on attritional claims during the period.
Policy Acquisition Costs

	Policy Acquisition Costs
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Property	$6,271	$5,024	$1,247
Marine	21,990	18,095	3,895
Specialty	16,667	17,407	(740)
Total	$44,928	$40,526	$4,402

	Acquisition Cost Ratio
	Three Months Ended March 31,
	2014	2013	Change
Property	12.3%	11.5%	0.8%
Marine	24.7%	21.3%	3.4%
Specialty	22.6%	24.2%	(1.6)%
Total	21.0%	20.2%	0.8%
The increase in the marine acquisition cost ratio was due to profit commission adjustments that reduced the costs for the three months ended March 31, 2013.

General and Administrative and Share Compensation Expenses

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	35,149	16.4%	30,912	15.4%
Share compensation expenses	2,582	1.2%	1,405	0.7%
Total	$37,731	17.6%	$32,317	16.1%
General and administrative expenses have increased by $4.2 million due to salary increases, an increase in overall headcount and a strengthening of the British pound against the U.S. dollar compared to the prior period.

Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Loss and loss expense ratio	47.9%	35.6%
Policy acquisition cost ratio	21.0%	20.2%
General and administrative expense ratio (a)	17.6%	16.1%
Expense ratio	38.6%	36.3%
Combined ratio	86.5%	71.9%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended March 31, 2014 of 14.6 percentage points compared to the three months ended March 31, 2013 is due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Investment Income
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$4,699	$4,315	$384
Cash and cash equivalents	339	727	(388)
Total gross investment income	5,038	5,042	(4)
Investment expenses	(352)	(324)	(28)
Total	$4,686	$4,718	$(32)
Net investment income for the three months ended March 31, 2014 and 2013 was comparable.

Non-Segment Discussion

Corporate Expenses
Corporate general and administrative expenses for the three months ended March 31, 2014, net of eliminations related to the operating segments, were $17.0 million compared to $15.9 million for the three months ended March 31, 2013, an increase of $1.1 million or 6.8%. General and administrative expenses have increased due to the increase in headcount. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended March 31, 2014, net of operating segment eliminations were $2.4 million compared to $(0.6) million for the three months ended March 31, 2013, an increase of $2.9 million.
Corporate finance expenses for the three months ended March 31, 2014 were $11.4 million compared to $9.8 million for the three months ended March 31, 2013, an increase of $1.6 million or 15.9%.

Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since management does not include these items when assessing the results of its operating segments.

Net Realized and Change in Net Unrealized Gains (Losses) on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Net realized gains on investments	$3,740	$1,721	$2,019
Change in net unrealized gains (losses) on investments	55,693	(7,237)	62,930
Net realized and change in net unrealized gains (losses) on investments	$59,433	$(5,516)	$64,949
The movement in the change in net realized and unrealized gains (losses) on investments of $64.9 million was due to a favorable movement in net realized and unrealized gains on fixed maturity and short term investments of $14.6 million and a favorable movement in net realized and unrealized gains on other investments of $50.3 million.

The favorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve and a tightening of corporate bond spreads. The favorable movement on other investments was primarily due to improved performance of the Paulson & Co. hedge fund investments held by PaCRe.

Income From Investment Affiliate

	Income From Investment Affiliate
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Income from investment affiliate	$5,348	$1,477	$3,871
Income from investment affiliate for the three months ended March 31, 2014 was $3.9 million higher than for the three months ended March 31, 2013. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the previous quarter.

Foreign Exchange (Losses) Gains
Our reporting currency is the U.S. dollar. As a significant portion of our operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect period-to-period comparisons. The Company's largest foreign currency fluctuation exposure is due to the following currencies, with the movement in each currency against the U.S. dollar shown in the table below:

U.S. dollar strengthened (weakened) against:	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
British Pound sterling	(0.6)%	6.9%
Euro	(0.2)%	3.2%
Canadian dollar	4.0%	2.4%
Swiss franc	(0.9)%	4.0%
Australian dollar	(3.9)%	—%
New Zealand dollar	(5.2)%	—%
Singapore dollar	(0.3)%	1.7%
Japanese yen	(1.9)%	8.4%

	Foreign Exchange
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Foreign exchange (losses) gains	$(6,478)	$6,922	$(13,400)

Foreign exchange losses for the three months ended March 31, 2014 were ($6.5) million compared to gains of $6.9 million for the three months ended March 31, 2013, a decrease of $13.4 million, or 193.6%, due to the impact of a weaker U.S dollar on reserves held in New Zealand dollars.

The Company currently hedges foreign currency exposure by balancing assets (primarily cash, investments and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.

Net (Income) Loss Attributable to Noncontrolling Interest

	Net (Income) Loss Attributable to Noncontrolling Interest
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Net (income) loss attributable to noncontrolling interest	$(43,509)	$2,549	$(46,058)

For the three months ended March 31, 2014, net income attributable to noncontrolling interest was $43.5 million, which was comprised of operating income of $1.5 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating gain of $42.0 million, primarily on the investment portfolio within PaCRe.

For the three months ended March 31, 2013, net loss attributable to noncontrolling interest was $2.5 million, which was comprised of operating income of $2.2 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $4.7 million, primarily on the investment portfolio within PaCRe.

Other Non-GAAP Financial Measures
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

(Dollars in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net operating income	147,594	217,811
Net realized gains on investments	3,740	1,721
Change in net unrealized gains (losses) on investments	55,693	(7,237)
Income from investment affiliate	5,348	1,477
Foreign exchange (losses) gains	(6,478)	6,922
Net income	$205,897	$220,694
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
In presenting the Company's results, management has also included and discussed certain schedules containing book value per diluted common share and book value per diluted common share plus accumulated dividends that are not calculated under standards or rules that comprise U.S. GAAP. Such measures are referred to as non-GAAP and may be defined or calculated differently by other companies. These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.

The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at March 31, 2014 and December 31, 2013.

	As at March 31, 2014
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,649,064	90,786,237		$40.19

Book value per diluted common share
Total shareholders' equity available to Validus	3,649,064	90,786,237
Assumed exercise of outstanding warrants	90,950	5,174,114	$17.58
Assumed exercise of outstanding stock options	27,396	1,482,694	$18.48
Unvested restricted shares	—	2,805,320
Book value per diluted common share	$3,767,410	100,248,365		$37.58
Adjustment for accumulated dividends				$7.98
Book value per diluted common share plus accumulated dividends				$45.56

	As at December 31, 2013
(Dollars in thousands, except share and per share amounts)	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,704,094	96,044,312		$38.57

Book value per diluted common share
Total shareholders' equity available to Validus	3,704,094	96,044,312
Assumed exercise of outstanding warrants	98,513	5,296,056	$18.60
Assumed exercise of outstanding stock options	29,688	1,572,713	$18.88
Unvested restricted shares	—	2,853,083
Book value per diluted common share	$3,832,295	105,766,164		$36.23
Adjustment for accumulated dividends				$7.68
Book value per diluted common share plus accumulated dividends				$43.91

Liquidity and Capital Resources
Investments
At March 31, 2014, the Company held investments totaling $6,782.4 million, compared to $6,912.4 million at December 31, 2013, a decrease of $130.0 million, or 1.9%, primarily as a result of share repurchase activity. A significant portion of (re)insurance contracts written by the Company provides short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as government and government agency securities, corporate debt securities, bank loans and mortgage-backed and asset-backed securities. At March 31, 2014, the average duration of the Company’s fixed maturity and short term investment portfolio was 1.61 years (December 31, 2013: 1.60 years). This duration is reviewed regularly based on changes in the duration of our liabilities and in general market conditions.
The Company’s investment portfolio is also structured to preserve capital. With the exception of the Company's bank loan portfolio and catastrophe bonds, the Company’s investment guidelines require that fixed income investments are rated BBB- or higher at the time of purchase. At March 31, 2014, the Company’s total investment portfolio including cash had an average credit quality rating of AA- ( December 31, 2013 : AA-) and an effective yield of 1.29% ( December 31, 2013 : 1.30%) for the period then ended. The estimated fair value of investment grade fixed maturities was $4,607.2 million, or 87.1% of the fixed maturity portfolio, compared to $4,762.1 million as at December 31, 2013, or 85.9%, a decrease of $154.9 million, or 3.3%. The estimated fair value of non-investment grade fixed maturities, excluding bank loans, as at March 31, 2014 was $36.7 million compared to $63.0 million as at December 31, 2013, a decrease of $26.3 million, or 41.8%.
The Company also has an allocation to other investments, primarily hedge funds. At March 31, 2014, these other investments, excluding noncontrolling interests, totaled $131.6 million, or 1.94%, of our total investments ( December 31, 2013 : $128.9 million or 1.9%). For further details related to our investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see Notes 4 and 5 to the Consolidated Financial Statements in Part I, Item 1.
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

The estimated fair value of investments at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$1,120,855	17.9%	$1,364,679	21.3%
Non-U.S. government and government agency	442,329	7.1%	459,068	7.2%
U.S. states, municipalities and political subdivision	44,464	0.7%	43,120	0.7%
Agency residential mortgage-backed securities	299,561	4.8%	311,499	4.9%
Non-agency residential mortgage-backed securities	16,330	0.3%	15,759	0.2%
U.S. corporate	1,337,410	21.4%	1,332,484	20.8%
Non-U.S. corporate	703,891	11.3%	714,325	11.2%
Bank loans	643,701	10.3%	717,116	11.2%
Catastrophe bonds	32,247	0.5%	74,551	1.2%
Asset-backed securities	624,499	10.0%	509,657	8.0%
Commercial mortgage-backed securities	22,313	0.3%	—	—%
Total fixed maturities	5,287,600	84.6%	5,542,258	86.5%
Total short-term investments	831,800	13.3%	751,778	11.7%
Total other investments	662,974	10.6%	618,316	9.7%
Total investments	6,782,374	108.5%	6,912,352	107.9%
Noncontrolling interest (a)	(531,403)	(8.5)%	(489,402)	(7.6)%
Redeemable noncontrolling interest (b)	(1,976)	—%	(18,365)	(0.3)%
Total investments excluding noncontrolling interest	$6,248,995	100.0%	$6,404,585	100.0%

(a)	Included in the other investments balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors.

(b)
Included in the short-term investments balance are investments held by the consolidated AlphaCat ILS fund, where the Company has an equity interest of less than 100% and the remaining interest is held by third party investors.

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

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total
United Kingdom	$135,958	11.9%	$153,248	13.1%
Germany	64,880	5.7%	74,834	6.4%
Supranational	60,725	5.3%	59,274	5.1%
Netherlands	29,408	2.6%	29,395	2.5%
France	29,100	2.5%	24,340	2.1%
Norway	24,764	2.2%	24,097	2.1%
Province of British Columbia	22,332	1.9%	22,430	1.9%
Other (individual jurisdictions below $20,000)	75,162	6.5%	71,450	5.9%
Total Non-U.S. Government Securities	442,329	38.6%	459,068	39.1%
European Corporate Securities	234,984	20.5%	248,613	21.2%
United Kingdom Corporate Securities	178,425	15.6%	165,845	14.1%
Other Non-U.S. Corporate Securities	290,482	25.3%	299,867	25.6%
Total Non-U.S. Fixed Income Portfolio	$1,146,220	100.0%	$1,173,393	100.0%

The Company manages its corporate debt securities by limiting its exposure to any single issuer, excluding government and agency securities, to 3% or less of its total investments and cash. At March 31, 2014, the Company did not have an aggregate exposure to any single issuer of more than 1.0%, other than with respect to government and government agency securities. The top ten exposures to fixed income corporate issuers at March 31, 2014 are as follows:

(Dollars in thousands)	March 31, 2014
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
JPMorgan Chase & Co	74,087	A-	0.9%
Bank of New York Mellon Corp	52,568	A+	0.7%
BP PLC	47,297	A	0.6%
Bank of America Corp	46,548	BBB+	0.6%
General Electric Co	43,353	A+	0.6%
Anheuser-Busch Inbev SA	43,146	A	0.6%
Wells Fargo & Company	38,780	A	0.5%
Apple Inc	34,729	AA+	0.4%
Goldman Sachs Group Inc	34,052	BBB+	0.4%
Verizon Communications Inc	33,636	BBB+	0.4%
Total	448,196		5.7%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

(b)
Credit exposures represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its major subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

(c)	Ratings used are the lower of Standard & Poor's (S&P) and Moody's. When Moody's ratings are used, they are presented in S&P's equivalent rating.

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	March 31, 2014
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,178	43.7%	22.3%	$4,177
AlphaCat Re 2012	654	49.0%	37.9%	1,277
AlphaCat 2013	16,454	40.9%	19.7%	15,678
AlphaCat 2014	22,000	42.3%	19.6%	23,593
AlphaCat ILS funds (a)	133,455	n/a	n/a	137,034
Aquiline Financial Services Fund II L.P.	32,110	—%	6.7%	39,848
Total	$208,851			$221,607

a)	Equity ownerships in the two funds were 9.1% and 49.7%, respectively as at March 31, 2014.

	December 31, 2013
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	—%	9.1%	21,895
Aquiline Financial Services Fund II L.P.	32,110	—%	6.7%	34,500
Total	$129,646			$141,243
During the first quarter of 2014, the Company received partial returns of investment from AlphaCat Re 2011 and AlphaCat 2013 of $5.8 million and $37.5 million, respectively. The Company expects to receive further returns of investment during the year from AlphaCat Re 2011, AlphaCat Re 2012 and AlphaCat 2013.

Reserves for Losses and Loss Expenses
At March 31, 2014, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at March 31, 2014
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$757,450	$588,920	$1,346,370
Marine	468,031	420,656	888,687
Specialty	242,691	447,311	690,002
Total	$1,468,172	$1,456,887	$2,925,059

	As at March 31, 2014
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$660,709	$502,879	$1,163,588
Marine	427,921	388,064	815,985
Specialty	214,993	382,086	597,079
Total	$1,303,623	$1,273,029	$2,576,652

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Gross reserves at period beginning	$1,723,465	$17,612	$1,362,574	$(73,252)	$3,030,399
Losses recoverable	(105,601)	—	(337,805)	73,252	(370,154)
Net reserves at period beginning	1,617,864	17,612	1,024,769	—	2,660,245

Incurred losses- current year	78,183	—	123,903	—	202,086
Change in prior accident years	(10,028)	(7,860)	(21,527)	—	(39,415)
Incurred losses	68,155	(7,860)	102,376	—	162,671

Foreign exchange	11,422	(21)	417	—	11,818
Paid losses	(168,097)	—	(89,985)	—	(258,082)
Net reserves at period end	1,529,344	9,731	1,037,577	—	2,576,652
Losses recoverable	99,563	—	321,400	(72,556)	348,407
Gross reserves at period end	$1,628,907	$9,731	$1,358,977	$(72,556)	$2,925,059
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended March 31, 2014, favorable loss reserve development on prior accident years was $39.4 million of which $10.0 million related to the Validus Re segment, $7.9 million related to the AlphaCat segment and $21.5 million related to the Talbot segment.

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

For disclosure purposes, only those notable loss events which had an initial ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss roll forward table. To the extent that there are complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year. The Company increased the threshold for disclosure for notable losses effective January 1, 2013 from $15.0 million to $30.0 million.

The reserve for notable loss events table below does not disclose 2010 or 2011 notable loss events. Deepwater Horizon and the Christchurch earthquake, both 2010 events, had closing reserves at March 31, 2014, of $79.3 million and $82.5 million, respectively.

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's)

2012 NOTABLE LOSS EVENTS		December 31, 2012			Year Ended December 31, 2013			Three Months Ended March 31, 2014
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	31-Dec-13	Unfavorable (b)	of RDE	31-Dec-13	Unfavorable (b)	of RDE	31-Mar-14
Hurricane Sandy	$361,036	$—	—	$361,036	$(2,009)	—	$359,027	(643)	—	$358,384
Costa Concordia	76,197	(2,061)	—	74,136	39,567	—	113,703	—	—	113,703
Cat 67	22,713	5,377	—	28,090	(8,817)	—	19,273	1	—	19,274
U.S. Drought	22,021	—	—	22,021	4,619	—	26,640	100	—	26,740
Hurricane Isaac	15,209	67	—	15,276	(9,374)	—	5,902	(18)	—	5,884
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$23,986	$—	$524,545	$(560)	$—	$523,985

		Year Ended December 31, 2012			Year Ended December 31, 2013			Three Months Ended March 31, 2014
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				31-Dec-12			31-Dec-13			31-Mar-14
Hurricane Sandy			$38,515	$322,521		$134,978	$185,534		$9,337	$175,554
Costa Concordia			13,040	61,096		36,456	64,207		11,370	52,837
Cat 67			13,432	14,658		2,332	3,509		53	3,457
U.S. Drought			12,346	9,675		14,294	—		(2)	102
Hurricane Isaac			313	14,963		3,727	1,862		62	1,782
Total 2012 Notable Loss Events			$77,646	$422,913		$191,787	$255,112		$20,820	$233,732

2013 NOTABLE LOSS EVENTS					Year Ended December 31, 2013			Three Months Ended March 31, 2014
					Development		Closing	Development		Closing
	Initial				(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)				Unfavorable (b)	of RDE	31-Dec-13	Unfavorable (b)	of RDE	31-Mar-14
European Floods	$77,587				$(16,762)	—	$60,825	$(12,111)	—	$48,714
Total 2013 Notable Loss Events	$77,587				$(16,762)	$—	$60,825	$(12,111)	$—	$48,714

					Year Ended December 31, 2013			Three Months Ended March 31, 2014
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss							31-Dec-13			31-Mar-14
European Floods						$8,006	$52,819		$3,339	$37,369
Total 2013 Notable Loss Events						$8,006	$52,819		$3,339	$37,369

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

The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	March 31, 2014
Validus Reinsurance, Ltd. (consolidated)	3,915,659
Noncontrolling interest in PacRe, Ltd.	540,934
Redeemable noncontrolling interest in AlphaCat ILS fund	8,390
Talbot Holdings, Ltd. (consolidated)	806,266
Other subsidiaries, net	69,060
Other, net	(353,242)
Total consolidated capitalization	4,987,067
Senior notes payable	(247,225)
Debentures payable	(541,454)
Redeemable noncontrolling interest in AlphaCat ILS fund	(8,390)
Total shareholders' equity	$4,189,998

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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the three months ended March 31, 2014 and 2013 is provided in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Net cash (used in) provided by operating activities	$(44,427)	$80,083	$(124,510)
Net cash provided by investing activities	264,791	218,734	46,057
Net cash (used in) financing activities	(264,250)	(115,186)	(149,064)
Effect of foreign currency rate changes on cash and cash equivalents	4,890	(33,786)	38,676
Net (decrease) increase in cash	$(38,996)	$149,845	$(188,841)

Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash used in operating activities during the three months ended March 31, 2014 was $44.4 million compared to net cash provided by operating activities of $80.1 million for three months ended March 31, 2013, an unfavorable movement of $124.5 million. This unfavorable movement is due to payments made to third party investors in affiliates during the quarter with no comparative in the prior period as well as upfront payments in respect of certain retrocessional coverage.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under our contractual commitments as well as most loss scenarios through the foreseeable future. Refer to the “Capital Resources” section below for further information on our anticipated obligations.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at March 31, 2014, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $6,782.4 million or 87.0% of total cash and investments.
Net cash provided by investing activities during the three months ended March 31, 2014 was $264.8 million compared to $218.7 million for the three months ended March 31, 2013, a favorable movement of $46.1 million. This favorable movement was due to a reduction of $1,256.0 million in fixed maturity securities purchases, offset by a net increase of $851.9 million in the purchase of short-term investments and a reduction in proceeds on the sale of investments of $324.0 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, and the issuance and repayment of notes to operating affiliates.
Net cash used in financing activities during the three months ended March 31, 2014 was $264.3 million compared to $115.2 million during the three months ended March 31, 2013, an unfavorable movement of $149.1 million. This unfavorable movement was driven primarily by a $206.2 million movement in the issuance of notes payable to operating affiliates which is the result of a net repayment of $30.6 million in the current quarter compared to an issuance of $175.6 million in 2013. There was also an increase of $127.6 million in the repurchase of common shares under the share repurchase program and an unfavorable movement of $46.8 million in third party redeemable noncontrolling interest. The unfavorable movement in redeemable noncontrolling interest was as the result of a redemption of $10.5 million during the quarter compared to an investment of $36.3 million in the prior quarter. These movements were offset by a decrease in dividends paid of $232.9 million as a result of the special dividend that was paid in the first quarter of 2013 with no comparative dividend in the current quarter.

Capital Resources

The following table details the Company's capital position as at March 31, 2014 and December 31, 2013.

Capitalization (Dollars in thousands)	March 31, 2014	December 31, 2013
Senior Notes (a)	$247,225	$247,198
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	251,654	251,616
Total debt	788,679	788,614

Redeemable noncontrolling interest	8,390	86,512

Ordinary shares, capital and surplus available to Validus	3,649,219	3,704,711
Accumulated other comprehensive (loss)	(155)	(617)
Noncontrolling interest	540,934	497,657
Total shareholders' equity (d)	4,189,998	4,201,751

Total capitalization (d) (f)	4,987,067	5,076,877
Total capitalization available to Validus (e) (f)	$4,437,743	$4,492,708

Debt to total capitalization	15.8%	15.5%
Debt (excluding JSDs) to total capitalization	5.0%	4.9%

Notes

(a) On January 21, 2010, the Company offered and sold $250.0 million of Senior Notes due 2040 (the “2010 Senior Notes”) in a registered public offering. The 2010 Senior Notes mature on January 26, 2040, and are redeemable at the Company’s option in whole any time or in part from time to time at a make-whole redemption price. The net proceeds of $244.0 million from the sale of the 2010 Senior Notes, after the deduction of commissions paid to the underwriters in the transaction and other expenses, was used by the Company for general corporate purposes, which included the repurchase of our outstanding capital stock and dividends to our shareholders.

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

Shareholders' Equity

Shareholders' equity available to Validus at March 31, 2014 was $3,649.1 million.

On April 30, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, which is payable on June 30, 2014 to shareholders and warrant holders of record on June 13, 2014. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.

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

Debt and Financing Arrangements

The following table details the Company's borrowings and credit facilities as at March 31, 2014.

(Dollars in thousands)	Maturity Date / Term	Commitments (a)	In Use/Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	309,422
$200,000 secured bi-lateral letter of credit facility	Evergreen	200,000	18,676
Talbot FAL Facility (b)	December 31, 2015	25,000	25,000
PaCRe senior secured letter of credit facility	Evergreen	10,000	294
AlphaCat Re secured letter of credit facility	Evergreen	30,000	24,800
IPC Bi-Lateral Facility	Evergreen	40,000	19,817
$375,000 Flagstone bi-lateral facility	Evergreen	375,000	292,532
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,904	137,904
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total		$2,456,654	$1,481,995

(a)	Indicates utilization of commitment amount, not drawn borrowings.

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

Please refer to Note 12 to the Consolidated Financial Statements (Part I, Item 1) for further discussion of the Company’s debt and financing arrangements.

Ratings

The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of May 2, 2014:

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

(a)
The A.M. Best ratings were most recently affirmed on February 25, 2014 for Validus Holdings, Ltd, Validus Reinsurance, Ltd and Validus Reinsurance (Switzerland), Ltd. The A.M. Best rating for Lloyds was most recently affirmed on July 19, 2013.

(b)
The S&P ratings were most recently affirmed on August 30, 2012 for Validus Holdings, Ltd and Validus Reinsurance, Ltd. The S&P rating for Validus Reinsurance (Switzerland), Ltd. was issued on December 11, 2013. The S&P rating for Lloyds was most recently affirmed on August 28, 2012.

(c)	The Moody’s ratings were most recently affirmed on September 16, 2013 for Validus Holdings, Ltd and Validus Reinsurance, Ltd.

(d)	The Fitch ratings were most recently affirmed on February 5, 2014 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. The Fitch ratings for Lloyds were affirmed on June 25, 2013.

Recent accounting pronouncements

Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item 1) for further discussion of relevant recent accounting pronouncements.

Critical Accounting Policies and Estimates

There are certain accounting policies that the Company considers to be critical due to the judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. The Company believes the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements:

•	Reserve for losses and loss expenses;

•	Premium estimates for business written on a line slip or proportional basis;

•	The valuation of goodwill and intangible assets;

•	Reinsurance premiums ceded and reinsurance recoverable balances including the provision for uncollectible amounts; and

•	Investment valuation of financial assets.

Critical accounting policies and estimates are discussed further in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

We believe that these factors include, but are not limited to, the following:

•	unpredictability and severity of catastrophic events;

•	our ability to obtain and maintain ratings, which may affect our ability to raise additional equity or debt financings, , as well as other factors described herein;

•	adequacy of the Company’s risk management and loss limitation methods;

•	cyclicality of demand and pricing in the insurance and reinsurance markets;

•	the Company’s ability to implement its business strategy during “soft” as well as “hard” markets;

•	adequacy of the Company’s loss reserves;

•	continued availability of capital and financing;

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

•
statutory or regulatory or rating agency developments, including as to tax policy and reinsurance and other regulatory matters such as the adoption of proposed legislation that would affect Bermuda-headquartered companies and/or Bermuda-based insurers or reinsurers; and

•
the other factors set forth under Part I Item 1A "Risk Factors" and under Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as well as the risk and other factors set forth in the Company's other filings with the SEC, as well as management's response to any of the aforementioned factors.

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

As at March 31, 2014 and 2013, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.8% and 1.7% or approximately $113.3 million and $109.1 million, respectively. As at March 31, 2014 and 2013, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.3% and 1.3% or approximately $82.2 million and $82.3 million, respectively.

As at March 31, 2014, the Company held $962.7 million (December 31, 2013: $836.9 million), or 18.2% (December 31, 2013: 15.1%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

Foreign Currency Risk: Certain of the Company's reinsurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with cash and investments that are denominated in such currencies. As of March 31, 2014, $967.8 million, or 9.4% of our total assets and $903.4 million, or 14.9% of our total liabilities were held in foreign currencies. As of March 31, 2014, approximately $114.1 million, or 1.8% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of March 31, 2013, $1,105.9 million, or 10.5% of our total assets and $1,143.9 million, or 18.5% of our total liabilities were held in foreign currencies. As of March 31, 2013, $168.1 million, or 2.7% of our total liabilities held in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 7 of Part I, Item 1 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk: We are exposed to credit risk from the possibility that counterparties may default on their obligations to us. The Company’s primary credit risks reside in investment in U.S. corporate bonds and recoverable from reinsurers. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, we have limited our exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. Where investments are downgraded below BBB-/Baa3, we permit our investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At March 31, 2014, 0.8% of the portfolio, excluding bank loans was below BBB-/Baa3 and we did not have an aggregate exposure to any single issuer of more than 0.9% of total investments, other than with respect to government and agency securities.

The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company's primary credit risks reside in investment in U.S. corporate bonds and recoverables from reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At March 31, 2014, 98.5% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2013: 96.7%, rated A-) or from reinsurers posting full collateral.

Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 8.5% (December 31, 2013: 9.2%) of total cash and investments at March 31, 2014. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At March 31, 2014, the Company had $1,075.3 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Details of the Company's debt and financing arrangements at March 31, 2014 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	309,422
$200,000 secured bi-lateral letter of credit facility	Evergreen	18,676
Talbot FAL facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	Evergreen	294
AlphaCat Re secured letter of credit facility	Evergreen	24,800
IPC Bi-Lateral Facility	Evergreen	19,817
$375,000 Flagstone bi-lateral facility	Evergreen	292,532
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,904
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total		$1,481,995

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
As at March 31, 2014, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

ITEM 1A.               RISK FACTORS

Please refer to the discussion of Risk factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has repurchased approximately 62.2 million common shares for an aggregate purchase price of $1,917.7 million from the inception of the share repurchase program to April 30, 2014.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization is $356.7 million as of April 30, 2014.

Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares which have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at December 31, 2013				Quarter ended
Effect of share repurchases:	(cumulative)	January	February	March	March 31, 2014
Aggregate purchase price (a)	$1,720,349	$44,689	$101,456	$51,194	$197,339
Shares repurchased	56,805,310	$1,202,160	$2,799,228	$1,365,284	$5,366,672
Average price (a)	$30.29	$37.17	$36.24	$37.50	$36.77

Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$2.58
Diluted EPS - Quarter (c)					$0.60

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at March 31, 2014 (cumulative)	April	As at April 30, 2014	Cumulative to Date Effect
Aggregate purchase price (a)	$1,917,688	$—	$—	$1,917,688
Shares repurchased	62,171,982	—	—	62,171,982
Average price (a)	$30.84	$—	$—	$30.84

(a) Share transactions are on a trade date basis through April 30, 2014 and are inclusive of commissions.  Average share price is rounded to two decimal places.

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	May 2, 2014	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	May 2, 2014	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer