Form 10-Q
period 2014-06-30
VALIDUS HOLDINGS LTD
filed 2014-08-07
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 5, 2014 there were 91,018,718 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at June 30, 2014 (unaudited) and December 31, 2013
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2014—$5,115,945; 2013—$5,522,853)	$5,154,629	$5,542,258
Short-term investments, at fair value (amortized cost: 2014—$816,651; 2013—$751,734)	816,820	751,778
Other investments, at fair value (cost: 2014—$717,908; 2013—$637,728)	783,423	618,316
Cash and cash equivalents	1,166,410	1,056,346
Total investments and cash	7,921,282	7,968,698
Investments in affiliates	213,619	141,243
Premiums receivable	1,215,454	697,233
Deferred acquisition costs	210,642	134,269
Prepaid reinsurance premiums	178,291	103,251
Securities lending collateral	1,321	3,392
Loss reserves recoverable	338,734	370,154
Paid losses recoverable	59,682	80,080
Intangible assets	104,327	106,407
Goodwill	20,393	20,393
Accrued investment income	18,008	18,876
Other assets	156,651	202,436
Total assets	$10,438,404	$9,846,432

Liabilities
Reserve for losses and loss expenses	$2,867,307	$3,030,399
Unearned premiums	1,372,768	824,496
Reinsurance balances payable	162,114	154,874
Securities lending payable	1,787	3,858
Deferred income taxes	20,522	19,086
Net payable for investments purchased	44,713	19,383
Accounts payable and accrued expenses	138,906	278,187
Notes payable to operating affiliates	622,950	439,272
Senior notes payable	247,252	247,198
Debentures payable	541,350	541,416
Total liabilities	$6,019,669	$5,558,169

Commitments and contingent liabilities
Redeemable noncontrolling interest	66,282	86,512

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2014—155,205,796; 2013—154,488,497; Outstanding: 2014—91,394,939; 2013—96,044,312)	$27,161	$27,036
Treasury shares (2014—63,810,857; 2013—58,444,185)	(11,167)	(10,228)
Additional paid-in-capital	1,492,472	1,677,894
Accumulated other comprehensive income (loss)	2,460	(617)
Retained earnings	2,266,180	2,010,009
Total shareholders’ equity available to Validus	3,777,106	3,704,094
Noncontrolling interest	575,347	497,657
Total shareholders’ equity	$4,352,453	$4,201,751

Total liabilities, noncontrolling interests and shareholders’ equity	$10,438,404	$9,846,432
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$655,674	$702,313	$1,667,665	$1,807,073
Reinsurance premiums ceded	(50,565)	(121,396)	(245,473)	(308,612)
Net premiums written	605,109	580,917	1,422,192	1,498,461
Change in unearned premiums	(139,106)	(33,459)	(473,232)	(419,942)
Net premiums earned	466,003	547,458	948,960	1,078,519
Net investment income	21,286	26,210	44,648	51,859
Net realized gains on investments	7,858	3,409	11,598	5,130
Change in net unrealized gains (losses) on investments	45,427	(141,348)	101,120	(148,585)
Income from investment affiliate	779	1,753	6,127	3,230
Other income	5,235	4,418	19,065	7,103
Foreign exchange gains (losses)	3,158	(8,223)	(3,320)	(1,301)
Total revenues	549,746	433,677	1,128,198	995,955

Expenses
Losses and loss expenses	158,745	265,044	321,416	409,815
Policy acquisition costs	78,953	87,152	164,602	180,763
General and administrative expenses	73,842	70,967	148,287	151,246
Share compensation expenses	8,341	6,638	15,488	8,956
Finance expenses	16,126	17,566	32,026	31,935
Transaction expenses	3,252	—	3,252	—
Total expenses	339,259	447,367	685,071	782,715

Income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	210,487	(13,690)	443,127	213,240
Tax (expense) benefit	(1,391)	(93)	(1,351)	225
Income from operating affiliates	4,892	3,793	9,819	7,316
(Income) attributable to operating affiliate investors	(25,316)	(20,264)	(57,026)	(30,341)
Net income (loss)	$188,672	$(30,254)	$394,569	$190,440
Net (income) loss attributable to noncontrolling interest	(35,305)	60,976	(78,814)	63,525
Net income available to Validus	$153,367	$30,722	$315,755	$253,965

Other comprehensive income (loss)
Foreign currency translation adjustments	2,615	186	3,077	(9,599)

Other comprehensive income (loss)	$2,615	$186	$3,077	$(9,599)

Comprehensive income available to Validus	$155,982	$30,908	$318,832	$244,366

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	90,952,523	103,133,188	92,202,261	105,259,813
Diluted	95,276,836	104,734,643	96,538,178	107,393,822

Basic earnings per share available to common shareholders	$1.67	$0.28	$3.39	$2.26
Earnings per diluted share available to common shareholders	$1.61	$0.28	$3.27	$2.21

Cash dividends declared per share	$0.30	$0.30	$0.60	$2.60
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$27,036	$26,722
Common shares issued, net	125	267
Balance - End of period	$27,161	$26,989

Treasury shares
Balance - Beginning of period	$(10,228)	$(7,836)
Repurchase of common shares	(939)	(1,699)
Balance - End of period	$(11,167)	$(9,535)

Additional paid-in capital
Balance - Beginning of period	$1,677,894	$2,160,478
Common shares redeemed, net	(4,510)	(488)
Repurchase of common shares	(196,400)	(355,485)
Share compensation expenses	15,488	8,956
Balance - End of period	$1,492,472	$1,813,461

Accumulated other comprehensive income (loss)
Balance - Beginning of period	$(617)	$(2,953)
Amounts reclassified to retained earnings	—	4,290
Other comprehensive income (loss)	3,077	(9,599)
Balance - End of period	$2,460	$(8,262)

Retained earnings
Balance - Beginning of period	$2,010,009	$1,844,416
Dividends	(59,584)	(298,888)
Net income	394,569	190,440
Net (income) loss attributable to noncontrolling interest	(78,814)	63,525
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,290)
Balance - End of period	$2,266,180	$1,795,203

Total shareholders’ equity available to Validus	$3,777,106	$3,617,856

Noncontrolling interest	$575,347	$427,755

Total shareholders’ equity	$4,352,453	$4,045,611

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$394,569	$190,440
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	15,488	8,956
Gain on sale of subsidiary	(709)	—
Gain on deconsolidation of subsidiary	(1,372)	—
Amortization of discount on senior notes	54	54
Income from investment affiliate	(6,127)	(3,230)
Net realized gains on investments	(11,598)	(5,130)
Change in net unrealized (gains) losses on investments	(101,120)	148,585
Amortization of intangible assets	2,080	2,080
Income from operating affiliates	(9,819)	(7,316)
Foreign exchange (gains) losses included in net income	(11,629)	30,868
Amortization of premium on fixed maturities	8,116	10,163
Change in:
Premiums receivable	(514,339)	(558,107)
Deferred acquisition costs	(76,373)	(60,035)
Prepaid reinsurance premiums	(75,040)	(125,293)
Loss reserves recoverable	32,983	20,000
Paid losses recoverable	20,322	23,840
Income taxes recoverable	—	(852)
Accrued investment income	864	1,903
Other assets	31,388	22,009
Reserve for losses and loss expenses	(172,189)	(216,535)
Unearned premiums	548,272	545,235
Reinsurance balances payable	5,979	186,906
Deferred income taxes	1,539	2,081
Accounts payable and accrued expenses	(63,896)	(23,517)
Net cash provided by operating activities	17,443	193,105

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	1,979,658	2,686,285
Proceeds on maturities of investments	384,259	316,860
Purchases of fixed maturities	(1,929,428)	(3,318,638)
(Purchases) sales of short-term investments, net	(92,572)	500,191
Purchases of other investments	(75,198)	(23,674)
Decrease (increase) in securities lending collateral	2,071	(1,675)
Redemption of investment in operating affiliates	57,025	79,307
Purchase of investment in investment affiliate	—	(6,904)
Proceeds on sale of subsidiary	16,459	—
Net cash provided by investing activities	342,274	231,752

Cash flows provided by (used in) financing activities
Net (repayment of) proceeds on issuance of notes payable to operating affiliates	(44,423)	262,037
Redemption of common shares, net	(4,385)	(221)
Purchases of common shares under share repurchase program	(197,339)	(357,184)
Dividends paid	(61,036)	(297,539)
(Decrease) increase in securities lending payable	(2,071)	1,675
Investment in third party redeemable noncontrolling interest	46,504	49,790
Investment in third party noncontrolling interest	—	58,500
Net cash used in financing activities	(262,750)	(282,942)

Effect of foreign currency rate changes on cash and cash equivalents	13,097	(44,233)

Net increase in cash	110,064	97,682

Cash and cash equivalents - beginning of period	$1,056,346	$1,219,379

Cash and cash equivalents - end of period	$1,166,410	$1,317,061

Taxes paid (recovered) during the period	$877	$(1,326)

Interest paid during the period	$27,224	$24,955
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

1. Basis of preparation and consolidation
These unaudited Consolidated Financial Statements (the "Consolidated Financial Statements") include Validus Holdings, Ltd. and its wholly and majority owned subsidiaries (together the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the "SEC").
In the opinion of management, these Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. To facilitate comparison of information, certain amounts in prior periods have been reclassified to conform to current period presentation. The consolidated statement of cash flows for the six months ended June 30, 2013 includes a reclassification of $19,400 that increased net cash flows used in financing activities and net cash flows provided by operating activities to revise the presentation of subscriptions received in advance from third party investors. For the three and six months ended June 30, 2013, $20,264 and $30,341 respectively, have been reclassified into income attributable to operating affiliate investors from finance expenses to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results for a full year.
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
Recently Issued Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
In June 2014, the FASB issued Accounting Standard Update No. 2014-12, “Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in this Update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at June 30, 2014 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,030,570	$3,028	$(1,821)	$1,031,777
Non-U.S. government and government agency	440,408	7,689	(1,027)	447,070
U.S. states, municipalities and political subdivisions	48,732	760	(52)	49,440
Agency residential mortgage-backed securities	307,246	8,459	(600)	315,105
Non-agency residential mortgage-backed securities	18,001	295	(515)	17,781
U.S. corporate	1,303,436	10,869	(1,796)	1,312,509
Non-U.S. corporate	685,884	8,442	(738)	693,588
Bank loans	517,697	3,692	(664)	520,725
Catastrophe bonds	37,500	573	(10)	38,063
Asset-backed securities	605,079	1,868	(205)	606,742
Commercial mortgage-backed securities	121,392	469	(32)	121,829
Total fixed maturities	5,115,945	46,144	(7,460)	5,154,629
Total short-term investments (a) (b)	816,651	170	(1)	816,820
Other investments
Fund of hedge funds	2,820	115	(921)	2,014
Hedge funds (a)	566,519	136,390	(79,013)	623,896
Private equity investments	10,965	4,520	—	15,485
Investment funds	131,406	284	—	131,690
Mutual funds	6,198	4,140	—	10,338
Total other investments	717,908	145,449	(79,934)	783,423
Total investments including noncontrolling interests	$6,650,504	$191,763	$(87,395)	$6,754,872
Noncontrolling interest (a)	$(521,862)	$(118,540)	$71,112	$(569,290)
Redeemable noncontrolling interest (b)	$(8,305)	$—	$—	$(8,305)
Total investments excluding noncontrolling interests	$6,120,337	$73,223	$(16,283)	$6,177,277

(a)
Included in the short-term investments and the hedge funds balances are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at December 31, 2013 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$1,368,826	$2,589	$(6,736)	$1,364,679
Non-U.S. government and government agency	454,578	6,511	(2,021)	459,068
U.S. states, municipalities and political subdivisions	42,978	459	(317)	43,120
Agency residential mortgage-backed securities	305,450	8,310	(2,261)	311,499
Non-agency residential mortgage-backed securities	16,530	143	(914)	15,759
U.S. corporate	1,328,960	9,208	(5,684)	1,332,484
Non-U.S. corporate	711,581	5,917	(3,173)	714,325
Bank loans	712,859	5,659	(1,402)	717,116
Catastrophe bonds	72,000	2,551	—	74,551
Asset-backed securities	509,091	1,409	(843)	509,657
Total fixed maturities	5,522,853	42,756	(23,351)	5,542,258
Total short-term investments (b)	751,734	45	(1)	751,778
Other investments
Fund of hedge funds	3,141	83	(921)	2,303
Hedge funds (a)	584,518	71,641	(95,076)	561,083
Private equity investments	12,333	1,410	(258)	13,485
Investment funds	31,537	92	—	31,629
Mutual funds	6,199	3,617	—	9,816
Total other investments	637,728	76,843	(96,255)	618,316
Total investments including noncontrolling interests	$6,912,315	$119,644	$(119,607)	$6,912,352
Noncontrolling interest (a)	(512,121)	(62,850)	85,569	(489,402)
Redeemable noncontrolling interest (b)	$(18,365)	$—	$—	$(18,365)
Total investments excluding noncontrolling interests	$6,381,829	$56,794	$(34,038)	$6,404,585

(a)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the short-term investments balance are investments held by two AlphaCat ILS funds which are consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

As of June 30, 2014, the Company changed the methodology of assigning investment ratings to its fixed maturities portfolio. In prior periods, investment ratings were the lower of Moody’s or Standard & Poor’s rating for each investment security, presented in Standard & Poor’s equivalent rating. As of June 30, 2014, investment ratings are the median of Moody’s, Standard & Poor’s and Fitch, presented in Standard & Poor’s equivalent rating. For investments where only two ratings are available, the lower of the two ratings shall apply, presented in Standard & Poor’s equivalent rating. For investments where Moody’s and Standard & Poor’s ratings are not available, Fitch ratings are used and presented in Standard & Poor’s equivalent rating. The December 31, 2013 comparative data was restated as a result, to conform to current period presentation.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$2,366,249	45.9%	$2,510,781	45.3%
AA	719,122	13.9%	696,998	12.6%
A	1,196,059	23.2%	1,233,716	22.3%
BBB	307,522	6.0%	323,085	5.8%
Total investment-grade fixed maturities	4,588,952	89.0%	4,764,580	86.0%

BB	256,714	5.0%	354,992	6.4%
B	282,032	5.5%	383,639	6.9%
CCC	10,406	0.2%	2,453	—%
CC	2,385	—%	2,496	0.1%
C	157	—%	235	—%
D/NR	13,983	0.3%	33,863	0.6%
Total non-investment grade fixed maturities	565,677	11.0%	777,678	14.0%
Total fixed maturities	$5,154,629	100.0%	$5,542,258	100.0%
The amortized cost and estimated fair value amounts for fixed maturities held at June 30, 2014 and December 31, 2013 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$399,741	$402,887	$688,855	$692,768
Due after one year through five years	3,296,209	3,320,485	3,603,459	3,613,847
Due after five years through ten years	357,818	359,382	396,389	395,633
Due after ten years	10,459	10,418	3,079	3,095
	4,064,227	4,093,172	4,691,782	4,705,343
Asset-backed and mortgage-backed securities	1,051,718	1,061,457	831,071	836,915
Total fixed maturities	$5,115,945	$5,154,629	$5,522,853	$5,542,258

(b)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fixed maturities and short-term investments	$22,207	$26,151	$45,504	$53,682
Cash and cash equivalents	996	1,629	2,953	2,162
Securities lending income	2	—	4	—
Total gross investment income	23,205	27,780	48,461	55,844
Investment expenses	(1,919)	(1,570)	(3,813)	(3,985)
Total net investment income	$21,286	$26,210	$44,648	$51,859

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized gains and change in net unrealized gains (losses) on investments
The following represents an analysis of net realized gains and the change in net unrealized gains (losses) on investments:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fixed maturities, short-term and other investments
Gross realized gains (a)	$9,813	$7,152	$15,109	$17,872
Gross realized (losses)	(1,955)	(3,743)	(3,511)	(12,742)
Net realized gains on investments	7,858	3,409	11,598	5,130
Change in net unrealized gains (losses) on investments (a)	45,427	(141,348)	101,120	(148,585)
Total net realized gains and change in net unrealized gains (losses) on investments including noncontrolling interest	53,285	(137,939)	112,718	(143,455)
Noncontrolling interest (a)	(33,207)	63,694	(75,209)	68,345
Total net realized gains and change in net unrealized gains (losses) on investments excluding noncontrolling interest	$20,078	$(74,245)	$37,509	$(75,110)

(a)
Includes change in net unrealized gains (losses) and realized gains on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and is included in the Consolidated Statements of Comprehensive Income as net (income) loss attributable to noncontrolling interest.

(d)	Pledged investments
The following tables outline investments pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	June 30, 2014
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	305,330	478,430
$200,000 secured bi-lateral letter of credit facility	200,000	17,602	35,415
Talbot FAL facility	25,000	25,000	30,990
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	30,040
IPC bi-lateral facility	40,000	19,572	96,188
$375,000 Flagstone bi-lateral facility	375,000	292,067	477,122
Total	$1,605,000	$689,865	$1,148,185

	December 31, 2013
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	358,567	507,620
$200,000 secured bi-lateral letter of credit facility	200,000	16,726	130,256
Talbot FAL facility	25,000	25,000	30,801
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	24,800	24,800	24,806
IPC bi-lateral facility	40,000	20,177	98,465
$375,000 Flagstone bi-lateral facility	375,000	305,686	454,458
Total	$1,599,800	$751,250	$1,246,406

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

In addition, $2,906,871 of cash and cash equivalents and investments were pledged during the normal course of business as at June 30, 2014 (December 31, 2013: $2,947,475). Of those, $2,901,739 were held in trust (December 31, 2013: $2,942,508). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators.
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
Level 3 - Fair values are measured based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company's own judgments about assumptions where there is little, if any, market activity for that asset or liability that market participants might use.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At June 30, 2014, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,031,777	$—	$1,031,777
Non-U.S. government and government agency	—	447,070	—	447,070
U.S. states, municipalities and political subdivisions	—	49,440	—	49,440
Agency residential mortgage-backed securities	—	315,105	—	315,105
Non-agency residential mortgage-backed securities	—	17,781	—	17,781
U.S. corporate	—	1,312,509	—	1,312,509
Non-U.S. corporate	—	693,588	—	693,588
Bank loans	—	520,725	—	520,725
Catastrophe bonds	—	33,062	5,001	38,063
Asset-backed securities	—	606,742	—	606,742
Commercial mortgage-backed securities	—	121,829	—	121,829
Total fixed maturities	—	5,149,628	5,001	5,154,629
Total short-term investments (a) (b)	801,944	14,876	—	816,820
Other investments
Fund of hedge funds	—	—	2,014	2,014
Hedge funds (a)	—	—	623,896	623,896
Private equity investments	—	—	15,485	15,485
Investment funds	—	31,690	100,000	131,690
Mutual funds	—	10,338	—	10,338
Total other investments	—	42,028	741,395	783,423
Total investments including noncontrolling interests	$801,944	$5,206,532	$746,396	$6,754,872
Noncontrolling interest (a)	$(22,500)	$—	$(546,790)	$(569,290)
Redeemable noncontrolling interest (b)	$(8,305)	$—	$—	$(8,305)
Total investments excluding noncontrolling interests	$771,139	$5,206,532	$199,606	$6,177,277

(a)
Included in the short-term investments and the hedge funds balances are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At December 31, 2013, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$1,364,679	$—	$1,364,679
Non-U.S. government and government agency	—	459,068	—	459,068
U.S. states, municipalities and political subdivisions	—	43,120	—	43,120
Agency residential mortgage-backed securities	—	311,499	—	311,499
Non-agency residential mortgage-backed securities	—	15,759	—	15,759
U.S. corporate	—	1,332,484	—	1,332,484
Non-U.S. corporate	—	714,325	—	714,325
Bank loans	—	717,116	—	717,116
Catastrophe bonds	—	74,551	—	74,551
Asset-backed securities	—	509,657	—	509,657
Total fixed maturities	—	5,542,258	—	5,542,258
Total short-term investments (b)	747,215	4,563	—	751,778
Other investments
Fund of hedge funds	—	—	2,303	2,303
Hedge funds (a)	—	—	561,083	561,083
Private equity investments	—	—	13,485	13,485
Investment fund	—	31,629	—	31,629
Mutual funds	—	9,816	—	9,816
Total other investments	—	41,445	576,871	618,316
Total investments including noncontrolling interests	$747,215	$5,588,266	$576,871	$6,912,352
Noncontrolling interest (a)	$—	$—	$(489,402)	$(489,402)
Redeemable noncontrolling interest (b)	$(18,365)	$—	$—	$(18,365)
Total investments excluding noncontrolling interests	$728,850	$5,588,266	$87,469	$6,404,585

(a)
Included in the hedge funds balance are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the short-term investments balance are investments held by two AlphaCat ILS funds which are consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

At June 30, 2014, Level 3 investments excluding the noncontrolling interests totaled $199,606 (December 31, 2013: $87,469), representing 3.2% (December 31, 2013: 1.4%) of total investments, excluding noncontrolling interests, measured at fair value on a recurring basis.

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
Catastrophe bonds
Catastrophe bonds are based on broker or underwriter bid indications. To the extent that these indications are based on significant unobservable inputs, the relevant bonds will be classified as a Level 3 asset.
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
Investment funds
Investment funds classified as Level 2 assets consists of one pooled investment which is invested in fixed income securities with high credit ratings. The investment fund is only open to Lloyd’ Trust Fund participants. The fair value of units in the investment fund is based on the net asset value of the fund as reported by Lloyd’s Treasury & Investment Management.
Mutual funds
Mutual funds consist of two investment funds which are invested in various quoted investments. The fair value of units in the mutual funds is based on the net asset value of the fund as reported by the fund manager.

(d)	Level 3 assets measured at fair value
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds, private equity investments, an investment fund and certain catastrophe bonds are the only financial instruments in this category as at June 30, 2014. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
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
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's May 31, 2014 NAV was used as a basis for fair value measurement in the Company's June 30, 2014 balance sheet. The fund manager has provided an estimate of the fund NAV at June 30, 2014 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.
Hedge funds
The hedge funds were valued at $623,896 at June 30, 2014 (December 31, 2013: $561,083). The hedge funds consist of an investment in four Paulson & Co. managed funds (the "Paulson hedge funds") and one hedge fund assumed from the Flagstone Acquisition (the "Flagstone hedge fund").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's May 31, 2014 NAV was used as a partial basis for fair value measurement in the Company's June 30, 2014 balance sheet. The fund manager provides an estimate of the NAV at June 30, 2014 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, the Company's valuation estimates have not materially differed from the subsequent NAVs.
The Flagstone hedge fund's administrator provides quarterly NAVs with a three-month delay in valuation. As a result, the March 31, 2014 NAV was used as a basis for fair value measurement in the Company's June 30, 2014 balance sheet.
As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone hedge fund are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.
Private equity investments
Private equity investments consist of investments in three private equity funds assumed from the Flagstone Acquisition. The private equity funds' respective fund administrators provide quarterly or semi-annual NAVs with a three-month or six-month delay in valuation as well as audited NAVs as at December 31. As a result, the March 31, 2014 or December 31, 2013 NAV was used as a basis for the fair value measurement in the Company's June 30, 2014 balance sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the private equity investments are classified as Level 3 assets.
Investment funds
Investment funds classified as Level 3 assets consists of one structured securities fund that invests across asset backed securities, residential mortgage backed securities and commercial mortgage backed securities. The fair value of units in the investment fund is based on the NAV of the fund as reported by the independent fund administrator. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As this valuation technique incorporates both observable and significant unobservable inputs, the investment fund investment is classified as a Level 3 asset.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Level 3 investments - Beginning of period	$629,321	$523,693	$576,871	$556,234
Purchases	100,000	65,056	100,000	65,515
Sales	(21,744)	(13,498)	(25,333)	(44,831)
Settlements	(1,500)	—	(1,500)	—
Net realized gains	5,634	300	5,644	340
Change in net unrealized gains (losses)	34,685	(70,393)	84,011	(72,100)
Transfers into Level 3	—	—	6,703	—
Level 3 investments - End of period	$746,396	$505,158	$746,396	$505,158
Noncontrolling interest (a)	(546,790)	(422,893)	(546,790)	(422,893)
Level 3 investments excluding noncontrolling interest	$199,606	$82,265	$199,606	$82,265

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

There have not been any transfers into or out of Levels 1, 2 and 3 during the three months ended June 30, 2014 or 2013. During the six months ended June 30, 2014 there was a transfer of investments from Level 2 into Level 3 of the fair value hierarchy. This transfer was due to a reassessment of the extent of unobservable inputs used in establishing the fair value of certain catastrophe bonds. There were no transfers into or out of Level 3 during the six months ended June 30, 2013.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

5. Investments in affiliates
The following table presents the Company's investments in affiliates as at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Investment affiliate	$40,627	$34,500
Operating affiliates	172,992	106,743
Investments in affiliates	$213,619	$141,243

(a)	Investment affiliate
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
The Partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the Partnership's March 31, 2014 capital account statement was used as the basis for calculating the Company's share of Partnership income for the period.
The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Investment affiliate, beginning of period	$39,848	$18,036	$34,500	$15,218
Capital contributions	—	5,563	—	6,904
Income from investment affiliate	779	1,753	6,127	3,230
Investment affiliate, end of period	$40,627	$25,352	$40,627	$25,352
The following table presents the Company's investment in the Partnership as at June 30, 2014:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$40,627
The following table presents the Company's investment in the Partnership as at December 31, 2013:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$34,500

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Operating affiliates
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
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2011.The Company's portion of the returns made during the three and six months ended June 30, 2014 and 2013 are included in the tables below.
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
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2012.The Company's portion of the returns made during the three and six months ended June 30, 2014 and 2013 are included in the tables below.
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
AlphaCat 2013 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2013. The Company's portion of the returns made during the three and six months ended June 30, 2014 and 2013 are included in the tables below.
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
AlphaCat ILS funds
The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities ("ILS") contracts. AlphaCat ILS funds all deploy their capital through the AlphaCat Master Fund Ltd. (the “Master Fund”) and AlphaCat Re. All three funds are variable interest entities, with one being consolidated by the Company as the primary beneficiary and one being accounted for as an equity method investment because the Company holds an equity interest of 8.6% and has significant influence. The third fund had been consolidated by the Company as the primary beneficiary from its formation through to December 31, 2013. However, on January 1, 2014 the fund received $35,000 in additional third party subscriptions, resulting in a reduction of the Company’s equity interest below 50%. Since the Company retains significant influence, this fund has been deconsolidated and accounted for as an equity method investment from January 1, 2014. The fair value of the retained interest, based on the fair value of the underlying instruments in Master Fund and AlphaCat Re, amounted to $113,455 at January 1, 2014. The deconsolidation resulted in a gain of $1,372 which is included in the Consolidated Statements of Comprehensive Income as other income for the six months ended June 30, 2014. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.

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
The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at March 31, 2014	$4,177	$1,277	$15,678	$23,593	$137,034	$181,759
Return of investment	—	—	(13,659)	—	—	(13,659)
(Loss) income from operating affiliates	(5)	927	561	1,421	1,988	4,892
As at June 30, 2014	$4,172	$2,204	$2,580	$25,014	$139,022	$172,992

	Three Months Ended June 30, 2013
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS fund	Total
As at March 31, 2013	$16,805	$27,358	$46,100	$20,149	$110,412
Return of investment	(5,678)	(23,407)	—	—	(29,085)
(Loss) income from operating affiliates	(73)	1,253	2,436	177	3,793
As at June 30, 2013	$11,054	$5,204	$48,536	$20,326	$85,120

	Six Months Ended June 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743
Return of investment	(5,825)	—	(51,200)	—	—	(57,025)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	113,455	113,455
Income from operating affiliates	188	891	2,036	3,032	3,672	9,819
As at June 30, 2014	$4,172	$2,204	$2,580	$25,014	$139,022	$172,992

	Six Months Ended June 30, 2013
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS fund	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$20,000	$157,111
Return of investment	(52,114)	(27,193)	—	—	(79,307)
Income from operating affiliates	376	3,078	3,536	326	7,316
As at June 30, 2013	$11,054	$5,204	$48,536	$20,326	$85,120

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS funds in the Consolidated Financial Statements as at June 30, 2014:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,172	43.7%	22.3%	$4,172
AlphaCat Re 2012	2,204	49.0%	37.9%	2,204
AlphaCat 2013	2,580	40.9%	19.7%	2,580
AlphaCat 2014	22,000	42.3%	19.6%	25,014
AlphaCat ILS funds	133,455	n/a	(a)	139,022
Total	$164,411			$172,992

(a)	Equity ownership in the two funds were 8.6% and 49.0% respectively as at June 30, 2014.
The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS fund in the Consolidated Financial Statements as at December 31, 2013:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	n/a	9.1%	21,895
Total	$97,536			$106,743

(c)	Notes payable and (income) attributable to operating affiliates
Notes are issued during the course of a year by Master Fund and AlphaCat Re to AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS funds (collectively the “feeder funds”) in order to fund the purchase of capital market products and to write collateralized reinsurance on their behalf. The underlying capital market products and collateralized reinsurance typically have at least a twelve month duration; however, they do not have a stated maturity date. Since repayment is dependent on the settlement of the underlying transactions, the notes are subsequently redeemed as the underlying transactions are settled. The Company’s investments in the feeder funds, together with investments made by third parties, are provided as consideration for these notes to Master Fund and AlphaCat Re, which are consolidated in the Company’s Consolidated Financial Statements. The effective economic interest in Master Fund and AlphaCat Re that results from these transactions is represented on the Consolidated Balance Sheet as notes payable to operating affiliates. The subsequent income or loss generated by the relevant capital market products or collateralized reinsurance is transferred to the operating affiliates as (income) loss attributable to operating affiliate investors in the Company’s Consolidated Statements of Comprehensive Income. The notes do not have any principal amount, since the final amount payable is dependent on the income or loss. To the extent that the (income) loss attributable to operating affiliate investors has not been returned to investors, it is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending notes payable to operating affiliates for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at March 31, 2014	$48,163	$149,816	$363,394	$561,373
Issuance of notes payable to operating affiliates	—	8,207	249,094	257,301
Redemption of notes payable to operating affiliates	(48,163)	—	(148,800)	(196,963)
Foreign exchange (gain) loss	—	(31)	1,270	1,239
As at June 30, 2014	$—	$157,992	$464,958	$622,950

	Three Months Ended June 30, 2013
	AlphaCat 2013	AlphaCat ILS funds	Total
As at March 31, 2013	$161,439	$129,149	$290,588
Issuance of notes payable to operating affiliates	60,576	79,468	140,044
Foreign exchange loss	120	341	461
As at June 30, 2013	$222,135	$208,958	$431,093

	Six Months Ended June 30, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$223,809	$—	$215,463	$439,272
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	178,837	178,837
Issuance of notes payable to operating affiliates	—	157,914	433,831	591,745
Redemption of notes payable to operating affiliates	(223,512)	—	(364,566)	(588,078)
Foreign exchange (gain) loss	(297)	78	1,393	1,174
As at June 30, 2014	$—	$157,992	$464,958	$622,950

	Six Months Ended June 30, 2013
	AlphaCat 2013	AlphaCat ILS funds	Total
As at December 31, 2012	$—	$—	$—
Issuance of notes payable to operating affiliates	223,082	211,311	434,393
Foreign exchange gain	(947)	(2,353)	(3,300)
As at June 30, 2013	$222,135	$208,958	$431,093
The portion of notes payable to operating affiliates that were due to the Company, as an investor in the affiliates, and third party investors as at June 30, 2014 amounted to $156,084 and $466,866, respectively (December 31, 2013: $63,654 and $375,618).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the (income) attributable to operating affiliate investors for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
AlphaCat 2013	$(3,644)	$(17,142)	$(14,120)	$(25,283)
AlphaCat 2014	(10,892)	—	(21,681)	—
AlphaCat ILS funds	(10,780)	(3,122)	(21,225)	(5,058)
(Income) attributable to operating affiliate investors	$(25,316)	$(20,264)	$(57,026)	$(30,341)
The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the three months ended June 30, 2014 amounted to $5,087 and $20,229, respectively (2013: $3,762 and $16,502). The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the six months ended June 30, 2014 amounted to $11,559 and $45,467, respectively (2013: $5,609 and $24,732).
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
The portion of earnings from the one consolidated AlphaCat ILS fund attributable to third party investors is recorded in the Consolidated Statements of Comprehensive Income as net (income) loss attributable to noncontrolling interest. The AlphaCat ILS funds have rights that enable shareholders, subject to certain limitations, to redeem their shares. The third party equity is therefore recorded in the Company’s Consolidated Balance Sheets as redeemable noncontrolling interest. When and if a redemption notice is received, the fair value of the redemption is reclassified to a liability.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at March 31, 2014	$8,390	$540,934	$549,324
Issuance of shares	57,000	—	57,000
Income attributable to noncontrolling interest	892	34,413	35,305
As at June 30, 2014	$66,282	$575,347	$641,629

	Three Months Ended June 30, 2013
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at March 31, 2013	$56,277	$431,144	$487,421
Issuance of shares	13,500	58,500	72,000
Income (loss) attributable to noncontrolling interest	913	(61,889)	(60,976)
As at June 30, 2013	$70,690	$427,755	$498,445

	Six Months Ended June 30, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2013	$86,512	$497,657	$584,169
Issuance of shares	57,000	—	57,000
Income attributable to noncontrolling interest	1,124	77,690	78,814
Adjustment to noncontrolling interest as a result of deconsolidation	(78,354)	—	(78,354)
As at June 30, 2014	$66,282	$575,347	$641,629

	Six Months Ended June 30, 2013
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2012	$—	$434,280	$434,280
Issuance of shares	69,190	58,500	127,690
Income (loss) attributable to noncontrolling interest	1,500	(65,025)	(63,525)
As at June 30, 2013	$70,690	$427,755	$498,445

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

7. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at June 30, 2014, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. As at June 30, 2014, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the consolidated balance sheets at June 30, 2014 and December 31, 2013:

	As at June 30, 2014			As at December 31, 2013
Derivatives designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$102,217	$1,122	$251	$163,576	$1,167	$2,313
Interest rate swap contracts	$552,263	$26	$877	$552,263	$28	$911

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets.

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
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
Foreign currency forward contracts	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amount of gain (loss) recognized in income on derivative	$1,535	$(1,707)	$4,838	$(445)
Amount of (loss) gain on hedged item recognized in income attributable to risk being hedged	$(1,535)	$1,707	$(4,838)	$445
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
Interest rate swap contracts	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amount of effective portion recognized in other comprehensive income	$3,252	$2,962	$6,460	$4,570
Amount of effective portion subsequently reclassified to earnings	$(3,252)	$(2,962)	$(6,460)	$(4,570)
Amount of ineffective portion excluded from effectiveness testing	$—	$—	$—	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at June 30, 2014 or December 31, 2013.
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
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reserve for losses and loss expenses, beginning of period	$2,925,059	$3,357,691	$3,030,399	$3,517,573
Losses and loss expenses recoverable	(348,407)	(429,252)	(370,154)	(439,967)
Net reserves for losses and loss expenses, beginning of period	2,576,652	2,928,439	2,660,245	3,077,606
Net reserves disposed	—	(18,591)	—	(18,591)
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	231,401	306,033	433,487	516,602
Prior years	(72,656)	(40,989)	(112,071)	(106,787)
Total incurred losses and loss expenses	158,745	265,044	321,416	409,815
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(16,741)	(30,996)	(24,708)	(35,834)
Prior years	(199,236)	(261,677)	(449,351)	(516,951)
Total net paid losses	(215,977)	(292,673)	(474,059)	(552,785)
Foreign exchange	9,153	(17,462)	20,971	(51,288)
Net reserve for losses and loss expenses, end of period	2,528,573	2,864,757	2,528,573	2,864,757
Losses and loss expenses recoverable	338,734	418,693	338,734	418,693
Reserve for losses and loss expenses, end of period	$2,867,307	$3,283,450	$2,867,307	$3,283,450
Incurred losses and loss expenses comprise:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross losses and loss expenses	$182,780	$295,539	$364,755	$457,950
Reinsurance recoverable	(24,035)	(30,495)	(43,339)	(48,135)
Net incurred losses and loss expenses	$158,745	$265,044	$321,416	$409,815

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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2014, 98.4% (December 31, 2013: 96.7%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $169,853 of total IBNR recoverable (December 31, 2013: $196,840)) were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer as at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$301,568	75.7%	$340,253	75.6%
Other reinsurers’ balances > $1 million	88,219	22.1%	100,784	22.4%
Other reinsurers’ balances < $1 million	8,629	2.2%	9,197	2.0%
Total	$398,416	100.0%	$450,234	100.0%

	June 30, 2014
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$75,413	18.9%
Everest Re	A+	49,678	12.5%
Hannover Re	AA-	40,584	10.2%
Fully Collateralized	NR	35,350	8.9%
Third Point Reinsurance Ltd	A-	34,249	8.6%
Swiss Re	AA-	19,247	4.8%
Munich Re	AA-	13,144	3.3%
Transatlantic Re	A+	12,735	3.2%
XL Re	A+	11,592	2.9%
Berkshire Hathaway Homestate	AA+	9,576	2.4%
Total		$301,568	75.7%
NR: Not rated

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
NR: Not rated
At June 30, 2014 and December 31, 2013, the provision for uncollectible reinsurance relating to reinsurance recoverables was $5,308 and $5,794, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
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
The Company has repurchased 62,171,982 common shares for an aggregate purchase price of $1,917,688 from the inception of its share repurchase program to June 30, 2014. The Company had $356,748 remaining under its authorized share repurchase program as of June 30, 2014.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2013	154,488,497
Restricted share awards vested, net of shares withheld	585,535
Restricted share units vested, net of shares withheld	10,265
Options exercised	95,019
Direct issuance of common stock	713
Performance share awards vested, net of shares withheld	25,767
Common shares issued, June 30, 2014	155,205,796
Treasury shares, June 30, 2014	(63,810,857)
Common shares outstanding, June 30, 2014	91,394,939

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	734,910
Restricted share units vested, net of shares withheld	14,381
Options exercised	235,091
Warrants exercised	508,193
Direct issuance of common stock	183
Performance share awards vested, net of shares withheld	31,897
Deferred share units vested, net of shares withheld	2,935
Common shares issued, June 30, 2013	154,225,781
Treasury shares, June 30, 2013	(54,488,320)
Common shares outstanding, June 30, 2013	99,737,461

(b)	Warrants
During the six months ended June 30, 2014, no warrants were exercised. During the six months ended June 30, 2013, 950,644 warrants were exercised which resulted in the issuance of 508,193 common shares. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date. The total outstanding warrants at June 30, 2014 were 5,174,114 (December 31, 2013: 5,296,056). No further warrants are anticipated to be issued.

(c)	Deferred share units
Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  There were no outstanding deferred share units at June 30, 2014 (December 31, 2013: $nil).
As of February 16, 2013, John Hendrickson became an employee director. As a result, his 5,039 deferred share units vested and 2,935 common shares were issued to him, net of shares withheld for taxes.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d)	Dividends
On April 30, 2014, the Company announced a quarterly cash dividend of $0.30 (2013: $0.30) per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on June 30, 2014 to holders of record on June 13, 2014.
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
11. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 1,024,970 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
There were no share compensation expenses in respect of options recognized for the three and six months ended June 30, 2014 and 2013.
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
Activity with respect to options for the six months ended June 30, 2014 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2013	1,572,713	$6.66	$18.88
Options exercised	(95,019)	4.41	24.99
Options outstanding, June 30, 2014	1,477,694	$6.81	$18.48

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
At June 30, 2014 and 2013, there were no unrecognized share compensation expenses in respect of options.

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2014 of $7,920 (2013: $5,933) and $14,921 (2013: $9,994), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the six months ended June 30, 2014 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Restricted share awards granted	920,496	37.32
Restricted share awards vested	(753,071)	31.61
Restricted share awards forfeited	(24,632)	34.53
Restricted share awards outstanding, June 30, 2014	2,827,538	$35.46
Activity with respect to unvested restricted share awards for the six months ended June 30, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	1,491,967	36.10
Restricted share awards vested	(890,600)	27.99
Restricted share awards forfeited	(107,221)	28.15
Restricted share awards outstanding, June 30, 2013	2,664,693	$33.54
At June 30, 2014, there were $87,129 (December 31, 2013: $69,219) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 3.2 years (December 31, 2013: 3.2 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and six months ended June 30, 2014 of $167 (2013: $130) and $333 (2013: $251), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share units for the six months ended June 30, 2014 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Restricted share units granted	8,132	37.33
Restricted share units vested	(18,325)	30.71
Restricted share units issued in lieu of cash dividends	1,029	33.74
Restricted share units outstanding, June 30, 2014	57,354	$35.22
Activity with respect to unvested restricted share units for the six months ended June 30, 2013 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Restricted share units granted	36,635	36.11
Restricted share units vested	(21,814)	28.17
Restricted share units issued in lieu of cash dividends	3,380	29.74
Restricted share units outstanding, June 30, 2013	65,439	$33.74
At June 30, 2014, there were $1,652 (December 31, 2013: $1,678) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.2 years (December 31, 2013: 3.4 years).

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
The Company recognized share compensation expenses during the three and six months ended June 30, 2014 of $254 (2013: $575) and $234 (2013: ($1,289)), respectively. The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.
Activity with respect to unvested performance share awards for the six months ended June 30, 2014 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Performance share awards granted	52,639	37.33
Performance share awards vested	(32,746)	32.62
Performance share awards conversion adjustment	(15,344)	31.38
Performance share awards outstanding, June 30, 2014	106,369	$36.03

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
At June 30, 2014, there were $2,823 (December 31, 2013: $1,642) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.5 years (December 31, 2013: 2.0 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Restricted share awards	7,920	5,933	14,921	9,994
Restricted share units	167	130	333	251
Performance share awards	254	575	234	(1,289)
Total	$8,341	$6,638	$15,488	$8,956

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Debt and financing arrangements

(a)	Financing structure
The financing structure at June 30, 2014 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,800	137,800	137,800
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	601,550	541,350	541,350
2010 Senior Notes due 2040	250,000	250,000	247,252
Total debentures and senior notes payable	851,550	791,350	788,602
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	305,330	—
$200,000 secured bi-lateral letter of credit facility	200,000	17,602	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	40,000	19,572	—
$375,000 Flagstone bi-lateral facility	375,000	292,067	—
Total credit and other facilities	1,605,000	689,865	—
Total debt and financing arrangements	$2,456,550	$1,481,215	$788,602
The financing structure at December 31, 2013 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,866	137,866	137,866
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	601,616	541,416	541,416
2010 Senior Notes due 2040	250,000	250,000	247,198
Total debentures and senior notes payable	851,616	791,416	788,614
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	358,567	—
$200,000 secured bi-lateral letter of credit facility	200,000	16,726	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	24,800	24,800	—
IPC bi-lateral facility	40,000	20,177	—
$375,000 Flagstone bi-lateral facility	375,000	305,686	—
Total credit and other facilities	1,599,800	751,250	—
Total debt and financing arrangements	$2,451,416	$1,542,666	$788,614

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at the issuance date for each placement.

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$137,800	September 15, 2036	3.540%	(a)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(a)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(b)	Semi-annually in arrears

(a)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.

(b)	Fixed interest rate.
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at June 30, 2014:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$137,800	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Senior Notes
The Senior Notes due 2040 (the “2010 Senior Notes”) were part of a registered public offering. The 2010 Senior Notes mature on January 26, 2040.  The Company may redeem the notes, in whole at any time, or in part from time to time, at the Company's option on not less than 30 nor more than 60 days’ notice, at a make-whole redemption price as described in “Description of the Notes - Optional Redemption” in the 2010 Senior Notes prospectus supplement.  In addition, the Company may redeem the notes, in whole, but not in part, at any time upon the occurrence of certain tax events as described in “Description of the Notes - Redemption for Tax Purposes’ in the prospectus supplement.
Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the three and six months ended June 30, 2014 and 2013.
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
Future payments of principal of $250,000 on the 2010 Senior Notes are all expected to be after 2019.
Junior subordinated deferrable debentures
The Company participated in private placements of junior subordinated deferrable interest debentures due 2036 and 2037 (respectively, the “2006 Junior Subordinated Deferrable Debentures” and “2007 Junior Subordinated Deferrable Debentures”).
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three and six months ended June 30, 2014 and 2013.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three and six months ended June 30, 2014 and 2013.
Future payments of principal of $541,350 on the debentures discussed above are all expected to be after 2019.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of June 30, 2014, there were $305,330 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2013: $358,567) and $nil outstanding under the Four Year Unsecured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of June 30, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.
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
Talbot holds a standby Letter of Credit facility (the “Talbot FAL facility”) to provide Funds at Lloyd’s to support the 2012, 2013, 2014 and 2015 underwriting years of account. As of June 30, 2014 the Company had $25,000 (December 31, 2013: $25,000) in outstanding letters of credit under the Talbot FAL facility.
The Talbot FAL facility contains affirmative covenants that include requirements for consolidated net worth and debt to capital ratios in line with those in place for the Credit Facilities and discussed above. The Talbot FAL facility also contains restrictions on the Company's ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL facility. As of June 30, 2014 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

iii.	$40,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC (the "IPC bi-lateral facility"). As of June 30, 2014, there were $19,572 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2013: $20,177). As of June 30, 2014 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iv.	$200,000 secured bi-lateral letter of credit facility
The Company holds an uncommitted secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of June 30, 2014, $17,602 (December 31, 2013: $16,726) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of June 30, 2014, the Company is in compliance with all terms and covenants thereof.

v.	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe and its subsidiary, PaCRe Investments, Ltd. entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by PaCRe and for letters of credit issued by PaCRe to be used to support its reinsurance obligations in aggregate amount of $10,000. As of June 30, 2014, $294 (December 31, 2013: $294) of letters of credit were outstanding under this facility. As of June 30, 2014, and throughout the reporting periods presented, PaCRe was in compliance with all covenants and restrictions thereof.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

vi.	$30,000 AlphaCat Re secured letter of credit facility
On January 2, 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provides for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations in the aggregate amount of $24,800. During the period ended March 31, 2014 the size of the facility was increased to $30,000 from $24,800. As of June 30, 2014, $30,000 (December 31, 2013: $24,800) of letters of credit were outstanding under this facility. As of June 30, 2014, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions thereof.

vii.	$375,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At June 30, 2014, the Flagstone Bi-Lateral Facility had $292,067 (December 31, 2013: $305,686) letters of credit issued and outstanding. As of June 30, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

(d)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, AlphaCat financing fees and Talbot FAL costs as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
2006 Junior Subordinated Deferrable Debentures	$2,211	$2,211	$4,398	$4,398
2007 Junior Subordinated Deferrable Debentures	1,835	1,835	3,644	3,644
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,244	2,231	4,467	3,703
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,778	1,547	3,528	2,619
2010 Senior Notes due 2040	5,597	5,597	11,194	11,194
Credit facilities	1,371	2,799	2,930	3,753
Bank charges	102	100	215	233
AlphaCat ILS funds fees (a)	969	1,214	1,646	2,328
Talbot FAL Facility	19	32	4	63
Total finance expenses	$16,126	$17,566	$32,026	$31,935

(a)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to fund raising for the AlphaCat ILS funds, AlphaCat 2014 and AlphaCat 2013.
13. Accumulated other comprehensive income (loss)
The changes in accumulated other comprehensive income ("AOCI"), by component for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance - Beginning of period	$(155)	$(12,738)	$(617)	$(2,953)
Amounts reclassified to retained earnings	—	4,290	—	4,290
Other comprehensive income (loss)	2,615	186	3,077	(9,599)
Balance - End of period	$2,460	$(8,262)	$2,460	$(8,262)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Commitments and contingencies

(a)	Concentrations of credit risk
The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain an average portfolio, excluding bank loans, credit quality of AA- or higher, with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company limits its exposure to any single issuer to 3% of its investment portfolio or less, excluding government and agency securities. With the exception of the Company's bank loan portfolio, which represents 7.7% of the Company's total investments as at June 30, 2014, the minimum credit rating of any security purchased is Baa3/BBB-. In the case where currently held investments are downgraded below Baa3/BBB-, the Company tolerates a holding of up to 2% of its investment portfolio in aggregate market value, or 10% with written authorization. Excluding bank loans, 1.0% of the portfolio had a split rating below Baa3/BBB- as at June 30, 2014. The Company did not have an aggregate exposure to any single issuer of more than 0.9% of its investment portfolio, other than with respect to government and agency securities as at June 30, 2014.

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
The amounts which are provided as FAL are not available for distribution to the Company for the payment of dividends. Talbot’s corporate member may also be required to maintain funds under the control of Lloyd’s in excess of its capital requirement and such funds also may not be available for distribution to the Company for the payment of dividends. See Note 3 (d) for investments pledged as collateral.

(c)	Lloyd's Central Fund
Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2014 estimated premium income at Lloyd's of £625,000, at the June 30, 2014 exchange rate of £1 equals $1.7110 and assuming the maximum 3% assessment, the Company would be assessed approximately $32,081.

(d)	Aquiline Commitment
As discussed in Note 5 "Investments in affiliates," the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed a total capital commitment of $50,000 which will expire on July 2, 2015. The Company's remaining commitment at June 30, 2014 was $17,890 (December 31, 2013: $17,890).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(e)	Western World Insurance Group acquisition
On June 23, 2014, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock of Western World Insurance Group, Inc ("Western World") for an aggregate purchase price of $690,000 in cash, subject to possible pre-closing adjustments. Western World is a specialty excess and surplus lines insurance company. The closing of the transaction is subject to certain customary conditions, including receipt of required regulatory and antitrust approvals and the absence of a material adverse effect on the business of Western World.
15. Related party transactions
The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 3,446,643 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company and are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and six months ended June 30, 2014 of $1,694 (2013: $1,053) and $3,067 (2013: $2,848) respectively, with $1,436 included in premiums receivable at June 30, 2014 (December 31, 2013: $238). The Company recognized reinsurance premiums ceded during the three and six months ended June 30, 2014 and 2013 of $nil and had reinsurance balances payable of $5 at June 30, 2014 (December 31, 2013: $4). The Company recorded $2,482 of loss reserves recoverable at June 30, 2014 (December 31, 2013: $3,698). Earned premium adjustments of $642 (2013: $710) and $2,083 (2013: $1,429) respectively, were recorded during the three and six months ended June 30, 2014.
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the three and six months ended June 30, 2014 were $170 (2013: $40) and $226 (2013: $231) respectively, with $339 included in accounts payable and accrued expenses at June 30, 2014 (December 31, 2013: $283).
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three months ended June 30, 2014, the Company incurred $nil (2013: $nil) in partnership fees and made capital contributions of $nil (2013: $5,563). For the six months ended June 30, 2014, the Company incurred $nil (2013: $120) in partnership fees and made $nil (2013: $6,904) of capital contributions. There were no amounts included in accounts payable and accrued expenses at June 30, 2014 or December 31, 2013.
Certain shareholders of the Company and their affiliates, as well as employers of entities associated with directors or officers have purchased insurance and/or reinsurance from the Company in the ordinary course of business. The Company believes these transactions were settled for arm's length consideration.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic earnings per share
Net income (loss)	$188,672	$(30,254)	$394,569	$190,440
(Income) loss attributable to noncontrolling interest	(35,305)	60,976	(78,814)	63,525
Net income available to Validus	153,367	30,722	315,755	253,965
Less: Dividends and distributions declared on outstanding warrants	(1,552)	(1,646)	(3,104)	(16,110)
Income available to common shareholders	$151,815	$29,076	$312,651	$237,855

Weighted average number of common shares outstanding	90,952,523	103,133,188	92,202,261	105,259,813

Basic earnings per share available to common shareholders	$1.67	$0.28	$3.39	$2.26

Earnings per diluted share
Net income (loss)	$188,672	$(30,254)	$394,569	$190,440
(Income) loss attributable to noncontrolling interest	(35,305)	60,976	(78,814)	63,525
Net income available to Validus	153,367	30,722	315,755	253,965
Less: Dividends and distributions declared on outstanding warrants	—	(1,646)	—	(16,110)
Income available to common shareholders	$153,367	$29,076	$315,755	$237,855

Weighted average number of common shares outstanding	90,952,523	103,133,188	92,202,261	105,259,813
Share equivalents:
Warrants	2,729,226	—	2,722,618	—
Stock options	745,800	857,179	748,085	1,244,368
Unvested restricted shares	849,287	744,276	865,214	889,641
Weighted average number of diluted common shares outstanding	95,276,836	104,734,643	96,538,178	107,393,822

Earnings per diluted share available to common shareholders	$1.61	$0.28	$3.27	$2.21
Share equivalents that would result in the issuance of common shares of 689,169 (2013: 1,163,413) and 350,833 (2013: 633,910) were outstanding for the three and six months ended June 30, 2014, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended June 30, 2014	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$310,286	$43,790	$317,944	$(16,346)	$655,674
Reinsurance premiums ceded	(30,535)	—	(36,376)	16,346	(50,565)
Net premiums written	279,751	43,790	281,568	—	605,109
Change in unearned premiums	(58,023)	(11,330)	(69,753)	—	(139,106)
Net premiums earned	221,728	32,460	211,815	—	466,003

Underwriting deductions
Losses and loss expenses	77,688	(3,033)	84,090	—	158,745
Policy acquisition costs	31,125	3,056	45,593	(821)	78,953
General and administrative expenses	17,040	3,780	34,173	18,849	73,842
Share compensation expenses	2,336	161	2,862	2,982	8,341
Total underwriting deductions	128,189	3,964	166,718	21,010	319,881

Underwriting income (loss)	$93,539	$28,496	$45,097	$(21,010)	$146,122

Net investment income	16,758	829	4,671	(972)	21,286
Other income (loss)	969	6,005	258	(1,997)	5,235
Finance expenses	(3,670)	(971)	(68)	(11,417)	(16,126)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	107,596	34,359	49,958	(35,396)	156,517
Tax (expense) benefit	(460)	—	(1,364)	433	(1,391)
Income from operating affiliates	—	4,892	—	—	4,892
(Income) attributable to operating affiliate investors	—	(25,316)	—	—	(25,316)
Net operating income (loss)	$107,136	$13,935	$48,594	$(34,963)	$134,702

Net realized gains on investments	1,324	6,442	92	—	7,858
Change in net unrealized gains (losses) on investments	13,530	30,087	2,679	(869)	45,427
Income from investment affiliate	779	—	—	—	779
Foreign exchange gains (losses)	2,848	(191)	1,367	(866)	3,158
Transaction expenses (b)	—	—	—	(3,252)	(3,252)
Net income (loss)	$125,617	$50,273	$52,732	$(39,950)	$188,672

Net (income) attributable to noncontrolling interest	—	(35,305)	—	—	(35,305)
Net income (loss) available (attributable) to Validus	$125,617	$14,968	$52,732	$(39,950)	$153,367

Selected ratios (a):
Net premiums written / Gross premiums written	90.2%	100.0%	88.6%		92.3%

Losses and loss expenses	35.0%	(9.3)%	39.7%		34.1%

Policy acquisition costs	14.1%	9.4%	21.5%		16.9%
General and administrative expenses (c)	8.7%	12.1%	17.5%		17.6%
Expense ratio	22.8%	21.5%	39.0%		34.5%

Combined ratio	57.8%	12.2%	78.7%		68.6%

Total assets	$5,626,310	$1,651,256	$3,004,148	$156,690	$10,438,404

(a)	Ratios are based on net premiums earned.

(b)
The transaction expenses relate to costs incurred in connection with the proposed acquisition of Western World Insurance Group, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(c)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended June 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$353,384	$46,760	$315,518	$(13,349)	$702,313
Reinsurance premiums ceded	(87,558)	—	(47,187)	13,349	(121,396)
Net premiums written	265,826	46,760	268,331	—	580,917
Change in unearned premiums	38,925	(11,770)	(60,614)	—	(33,459)
Net premiums earned	304,751	34,990	207,717	—	547,458

Underwriting deductions
Losses and loss expenses	183,646	1,313	80,085	—	265,044
Policy acquisition costs	42,789	3,586	41,667	(890)	87,152
General and administrative expenses	20,423	3,992	32,192	14,360	70,967
Share compensation expenses	1,529	85	2,357	2,667	6,638
Total underwriting deductions	248,387	8,976	156,301	16,137	429,801

Underwriting income (loss)	$56,364	$26,014	$51,416	$(16,137)	$117,657

Net investment income	22,949	973	4,383	(2,095)	26,210
Other (loss) income	(361)	7,015	491	(2,727)	4,418
Finance expenses	(5,241)	(2,945)	(75)	(9,305)	(17,566)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	73,711	31,057	56,215	(30,264)	130,719
Tax (expense) benefit	(145)	—	383	(331)	(93)
Income from operating affiliates	—	3,793	—	—	3,793
(Income) attributable to operating affiliate investors	—	(20,264)	—	—	(20,264)
Net operating income (loss)	$73,566	$14,586	$56,598	$(30,595)	$114,155

Net realized gains on investments	2,754	—	655	—	3,409
Change in net unrealized losses on investments	(57,834)	(70,386)	(13,128)	—	(141,348)
Income from investment affiliate	1,753	—	—	—	1,753
Foreign exchange (losses) gains	(5,882)	136	(2,197)	(280)	(8,223)
Net income (loss)	$14,357	$(55,664)	$41,928	$(30,875)	$(30,254)

Net loss attributable to noncontrolling interest	—	60,976	—	—	60,976
Net income (loss) available (attributable) to Validus	$14,357	$5,312	$41,928	$(30,875)	$30,722

Selected ratios (a):
Net premiums written / Gross premiums written	75.2%	100.0%	85.0%		82.7%

Losses and loss expenses	60.3%	3.8%	38.6%		48.4%

Policy acquisition costs	14.0%	10.2%	20.1%		15.9%
General and administrative expenses (b)	7.2%	11.7%	16.6%		14.2%
Expense ratio	21.2%	21.9%	36.7%		30.1%

Combined ratio	81.5%	25.7%	75.3%		78.5%

Total assets	$6,107,318	$1,379,452	$2,897,998	$203,611	$10,588,379

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2014	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$989,272	$128,137	$608,639	$(58,383)	$1,667,665
Reinsurance premiums ceded	(173,175)	(3,700)	(126,981)	58,383	(245,473)
Net premiums written	816,097	124,437	481,658	—	1,422,192
Change in unearned premiums	(355,983)	(61,294)	(55,955)	—	(473,232)
Net premiums earned	460,114	63,143	425,703	—	948,960

Underwriting deductions
Losses and loss expenses	145,843	(10,893)	186,466	—	321,416
Policy acquisition costs	70,370	6,036	90,521	(2,325)	164,602
General and administrative expenses	35,235	7,908	69,322	35,822	148,287
Share compensation expenses	4,544	151	5,444	5,349	15,488
Total underwriting deductions	255,992	3,202	351,753	38,846	649,793

Underwriting income (loss)	$204,122	$59,941	$73,950	$(38,846)	$299,167

Net investment income	35,523	1,709	9,357	(1,941)	44,648
Other income (loss)	7,739	15,502	275	(4,451)	19,065
Finance expenses	(7,509)	(1,654)	(94)	(22,769)	(32,026)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	239,875	75,498	83,488	(68,007)	330,854
Tax benefit (expense)	118	—	(1,234)	(235)	(1,351)
Income from operating affiliates	—	9,819	—	—	9,819
(Income) attributable to operating affiliate investors	—	(57,026)	—	—	(57,026)
Net operating income (loss)	$239,993	$28,291	$82,254	$(68,242)	$282,296

Net realized gains on investments	3,770	7,667	161	—	11,598
Change in net unrealized gains (losses) on investments	25,428	75,959	5,256	(5,523)	101,120
Income from investment affiliate	6,127	—	—	—	6,127
Foreign exchange (losses) gains	(3,328)	(153)	1,217	(1,056)	(3,320)
Transaction expenses (b)	—	—	—	(3,252)	(3,252)
Net income (loss)	$271,990	$111,764	$88,888	$(78,073)	$394,569

Net (income) attributable to noncontrolling interest	—	(78,814)	—	—	(78,814)
Net income (loss) available (attributable) to Validus	$271,990	$32,950	$88,888	$(78,073)	$315,755

Selected ratios (a):
Net premiums written / Gross premiums written	82.5%	97.1%	79.1%		85.3%

Losses and loss expenses	31.7%	(17.3)%	43.8%		33.9%

Policy acquisition costs	15.3%	9.6%	21.2%		17.3%
General and administrative expenses (c)	8.6%	12.8%	17.6%		17.3%
Expense ratio	23.9%	22.4%	38.8%		34.6%

Combined ratio	55.6%	5.1%	82.6%		68.5%

Total assets	$5,626,310	$1,651,256	$3,004,148	$156,690	$10,438,404

(a)	Ratios are based on net premiums earned.

(b)
The transaction expenses relate to costs incurred in connection with the proposed acquisition of Western World Insurance Group, Inc. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(c)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Six Months Ended June 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,101,347	$143,276	$609,048	$(46,598)	$1,807,073
Reinsurance premiums ceded	(213,286)	—	(141,924)	46,598	(308,612)
Net premiums written	888,061	143,276	467,124	—	1,498,461
Change in unearned premiums	(280,176)	(80,669)	(59,097)	—	(419,942)
Net premiums earned	607,885	62,607	408,027	—	1,078,519

Underwriting deductions
Losses and loss expenses	257,048	1,313	151,454	—	409,815
Policy acquisition costs	94,533	6,224	82,193	(2,187)	180,763
General and administrative expenses	49,864	8,029	63,104	30,249	151,246
Share compensation expenses	2,942	162	3,762	2,090	8,956
Total underwriting deductions	404,387	15,728	300,513	30,152	750,780

Underwriting income (loss)	$203,498	$46,879	$107,514	$(30,152)	$327,739

Net investment income	46,142	1,854	9,101	(5,238)	51,859
Other income (loss)	13,129	13,648	491	(20,165)	7,103
Finance expenses	(8,493)	(4,193)	(149)	(19,100)	(31,935)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	254,276	58,188	116,957	(74,655)	354,766
Tax benefit (expense)	1,612	—	(671)	(716)	225
Income from operating affiliates	—	7,316	—	—	7,316
(Income) attributable to operating affiliate investors	—	(30,341)	—	—	(30,341)
Net operating income (loss)	$255,888	$35,163	$116,286	$(75,371)	$331,966

Net realized gains on investments	4,347	—	783	—	5,130
Change in net unrealized losses on investments	(60,027)	(75,174)	(13,384)	—	(148,585)
Income from investment affiliate	3,230	—	—	—	3,230
Foreign exchange gains (losses)	5,280	(1,051)	(6,115)	585	(1,301)
Net income (loss)	$208,718	$(41,062)	$97,570	$(74,786)	$190,440

Net loss attributable to noncontrolling interest	—	63,525	—	—	63,525
Net income (loss) available (attributable) to Validus	$208,718	$22,463	$97,570	$(74,786)	$253,965

Selected ratios (a):
Net premiums written / Gross premiums written	80.6%	100.0%	76.7%		82.9%

Losses and loss expenses	42.3%	2.1%	37.1%		38.0%

Policy acquisition costs	15.6%	9.9%	20.1%		16.8%
General and administrative expenses (b)	8.7%	13.1%	16.4%		14.9%
Expense ratio	24.3%	23.0%	36.5%		31.7%

Combined ratio	66.6%	25.1%	73.6%		69.7%

Total assets	$6,107,318	$1,379,452	$2,897,998	$203,611	$10,588,379

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended June 30, 2014
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$176,625	$20,256	$42,151	$(4,123)	$234,909	35.8%
Worldwide excluding United States (a)	8,622	(266)	38,434	(1,028)	45,762	7.0%
Australia and New Zealand	6,599	—	1,423	29	8,051	1.2%
Europe	13,704	1,392	7,498	(1,029)	21,565	3.3%
Latin America and Caribbean	2,490	—	30,132	(547)	32,075	4.9%
Japan	40,221	586	1,592	(658)	41,741	6.4%
Canada	421	(1)	2,750	(38)	3,132	0.5%
Rest of the world (b)	(1,156)	—	25,153	(756)	23,241	3.5%
Sub-total, non United States	70,901	1,711	106,982	(4,027)	175,567	26.8%
Worldwide including United States (a)	40,241	21,823	28,883	(4,159)	86,788	13.2%
Other location non-specific (c)	22,519	—	139,928	(4,037)	158,410	24.2%
Total	$310,286	$43,790	$317,944	$(16,346)	$655,674	100.0%

	Three Months Ended June 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$194,631	$30,900	$35,516	$(1,630)	$259,417	36.9%
Worldwide excluding United States (a)	2,201	112	35,353	(419)	37,247	5.2%
Australia and New Zealand	5,572	—	2,020	(1)	7,591	1.1%
Europe	19,864	173	13,434	(58)	33,413	4.8%
Latin America and Caribbean	(8,435)	—	44,036	(741)	34,860	5.0%
Japan	43,839	653	3,538	(796)	47,234	6.7%
Canada	392	—	3,335	(71)	3,656	0.5%
Rest of the world (b)	4,491	—	22,322	(467)	26,346	3.8%
Sub-total, non United States	67,924	938	124,038	(2,553)	190,347	27.1%
Worldwide including United States (a)	50,470	14,922	26,596	(4,860)	87,128	12.4%
Other location non-specific (c)	40,359	—	129,368	(4,306)	165,421	23.6%
Total	$353,384	$46,760	$315,518	$(13,349)	$702,313	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Six Months Ended June 30, 2014
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$423,409	$28,954	$68,462	$(9,788)	$511,037	30.6%
Worldwide excluding United States (a)	70,156	7,412	75,616	(5,768)	147,416	8.9%
Australia and New Zealand	19,415	1,019	4,303	(252)	24,485	1.5%
Europe	51,600	2,693	26,289	(3,846)	76,736	4.6%
Latin America and Caribbean	9,424	—	61,371	(3,599)	67,196	4.0%
Japan	40,380	586	2,130	(711)	42,385	2.5%
Canada	3,320	215	5,895	(561)	8,869	0.5%
Rest of the world (b)	52,694	—	43,557	(2,554)	93,697	5.6%
Sub-total, non United States	246,989	11,925	219,161	(17,291)	460,784	27.6%
Worldwide including United States (a)	145,432	87,258	52,536	(10,805)	274,421	16.5%
Other location non-specific (c)	173,442	—	268,480	(20,499)	421,423	25.3%
Total	$989,272	$128,137	$608,639	$(58,383)	$1,667,665	100.0%

	Six Months Ended June 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$431,127	$48,389	$56,057	$(8,494)	$527,079	29.1%
Worldwide excluding United States (a)	52,509	14,801	74,811	(4,927)	137,194	7.6%
Australia and New Zealand	30,598	2,183	5,025	(231)	37,575	2.1%
Europe	60,734	2,137	31,745	(2,906)	91,710	5.1%
Latin America and Caribbean	(17)	—	86,036	(3,959)	82,060	4.5%
Japan	44,576	653	4,192	(846)	48,575	2.7%
Canada	3,034	318	6,041	(596)	8,797	0.5%
Rest of the world (b)	23,570	—	40,636	(1,870)	62,336	3.4%
Sub-total, non United States	215,004	20,092	248,486	(15,335)	468,247	25.9%
Worldwide including United States (a)	151,010	74,795	45,752	(8,549)	263,008	14.6%
Other location non-specific (c)	304,206	—	258,753	(14,220)	548,739	30.4%
Total	$1,101,347	$143,276	$609,048	$(46,598)	$1,807,073	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Subsequent events
Quarterly Dividend
On July 29, 2014, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2014 to holders of record on September 15, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2014 and 2013 and the Company's consolidated financial condition, liquidity and capital resources as at June 30, 2014 and December 31, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
On November 30, 2012, the Company acquired all of the outstanding shares of Flagstone Reinsurance Holdings, S.A. ("Flagstone"). As part of this acquisition, the Company acquired Flagstone Reassurance Suisse, S.A. and renamed it Validus Reinsurance (Switzerland) Ltd. ("Validus Re Swiss"). Validus Re Swiss is based in Zurich, Switzerland and forms part of the Validus Re segment.
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
On June 23, 2014, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock of Western World Insurance Group, Inc ("Western World") for an aggregate purchase price of $690.0 million in cash, subject to possible pre-closing adjustments. Western World is a specialty excess and surplus lines insurance company. The closing of the transaction is subject to certain customary conditions, including receipt of required regulatory and antitrust approvals and the absence of a material adverse effect on the business of Western World.

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
During the January 2014 renewal season, the Validus Re and AlphaCat segments underwrote $575.2 million in gross premiums written, a decrease of 3.2% from the prior period, excluding the impact of the agriculture business of $61.4 million and $150.6 million for 2014 and 2013, respectively. This decrease was primarily driven by a challenging rate environment in the Company's U.S. property catastrophe business, which experienced a reduction in rates of approximately 12.5%. During the mid-year 2014 renewal period, the Validus Re segment experienced rate softening across U.S. and international property lines of 10-15%. In particular, although limits placed from the Florida market increased, the availability of capacity resulted in overall pricing reductions within this range for Florida property catastrophe business. The Talbot segment experienced a whole account rate decrease of 4.1% through June 30, 2014.
Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	As at, or for the
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
Book value per diluted common share plus accumulated dividends	$46.83	$41.27	$46.83	$41.27	$43.91
Book value per diluted common share	38.55	34.19	38.55	34.19	36.23
Underwriting income	146,122	117,657	299,167	327,739	604,908
Net operating income attributable to Validus	132,608	111,448	278,698	327,066	578,672
Annualized return on average equity	16.5%	3.3%	17.0%	13.2%	14.0%

Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $2.92, or 6.6%, from $43.91 at December 31, 2013 to $46.83 at June 30, 2014. Book value per diluted common share plus accumulated dividends increased by $1.27, or 2.8%, from $45.56 at March 31, 2014 to $46.83 at June 30, 2014. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.30 per common share and common share equivalent during the three and six months ended June 30, 2014. On July 29, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on September 30, 2014 to holders of record on September 15, 2014. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $2.32, or 6.4%, from $36.23 at December 31, 2013 to $38.55 at June 30, 2014. Book value per diluted common share after dividends paid, increased by $0.97, or 2.6%, from $37.58 at March 31, 2014 to $38.55 at June 30, 2014. Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and change in net unrealized gains (losses) on investments, foreign exchange gains (losses) and non-recurring items. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended June 30, 2014 and 2013 was $146.1 million and $117.7 million, respectively, and for the six months ended June 30, 2014 and 2013 was $299.2 million and $327.7 million, respectively. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), non-recurring items and operating income (loss) (attributable) to noncontrolling interest. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies and non-recurring items. Net operating income available to Validus for the three months ended June 30, 2014 and 2013 was $132.6 million and $111.4 million, respectively, and for the six months ended June 30, 2014 and 2013 was $278.7 million and $327.1 million, respectively. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately reward shareholders for the risks assumed. The annualized return on average equity for the three months ended June 30, 2014 and 2013 was 16.5% and 3.3%, respectively, and for the six months ended June 30, 2014 and 2013 was 17.0% and 13.2%, respectively.

Second Quarter 2014 Summarized Consolidated Results of Operations

•	Gross premiums written for the three months ended June 30, 2014 were $655.7 million compared to $702.3 million for the three months ended June 30, 2013, a decrease of $46.6 million, or 6.6%.

•	Net premiums earned for the three months ended June 30, 2014 were $466.0 million compared to $547.5 million for the three months ended June 30, 2013, a decrease of $81.5 million, or 14.9%.

•	Underwriting income for the three months ended June 30, 2014 was $146.1 million compared to $117.7 million for the three months ended June 30, 2013, an increase of $28.5 million, or 24.2%.

•
Combined ratio for the three months ended June 30, 2014 of 68.6% which included $72.7 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 15.6 percentage points compared to a combined ratio for the three months ended June 30, 2013 of 78.5% which included $41.0 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 7.5 percentage points. The favorable loss reserve development was primarily due to lower than expected development on non-event losses. Included in the loss reserve development for the quarter is adverse movement on Validus’ estimate of losses from Costa Concordia, which increased by $15.9 million.

•	Loss ratio for the three months ended June 30, 2014 of 34.1% compared to 48.4% for the three months ended June 30, 2013 a decrease of 14.3 percentage points.

•	Loss ratios by line of business are as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Percentage Point Change
Property	9.8%	32.6%	(22.8)
Marine	59.0%	70.9%	(11.9)
Specialty	46.1%	55.2%	(9.1)
All lines	34.1%	48.4%	(14.3)

•
Losses and loss expenses from notable loss events for the three months ended June 30, 2014 and June 30, 2013 were $nil and $77.6 million, respectively. The prior year quarter notable loss event was the European floods.

•	Net investment income for the three months ended June 30, 2014 was $21.3 million compared to $26.2 million for the three months ended June 30, 2013, a decrease of $4.9 million, or 18.8%.

•
Net operating income available to Validus for the three months ended June 30, 2014 was $132.6 million compared to $111.4 million for the three months ended June 30, 2013, an increase of $21.2 million, or 19.0%.

•
Net income available to Validus for the three months ended June 30, 2014 was $153.4 million, or $1.61 per diluted common share compared to $30.7 million or $0.28 per diluted common share for the three months ended June 30, 2013.

•
Transaction expenses for the three months ended June 30, 2014 were $3.3 million compared to $nil for the three months ended June 30, 2013, an increase of $3.3 million. The transaction expenses relate to costs incurred in connection with the proposed acquisition of Western World. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

Overview of the Results of Operations for the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013.
The change in net operating income available to Validus for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(81,455)
Notable losses (a)	77,587
Incurred current year losses, excluding notable losses	(2,955)
Prior period loss development	31,667
Other underwriting deductions (b)	3,621
Underwriting income (c)	28,465
(Income) attributable to operating affiliate investors	(5,052)
Other operating expenses and income, net (d)	(2,866)
Net operating income (c)	20,547
Net operating (income) loss attributable to noncontrolling interest	613
Net operating income available to Validus (c)	$21,160

(a)	There were no notable loss events for the three months ended June 30, 2014. The notable loss event for the three months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Net operating income available to Validus for the three months ended June 30, 2014 was $132.6 million compared to $111.4 million for the three months ended June 30, 2013, an increase of $21.2 million or 19.0%. The primary factors driving the increase in net operating income available to Validus were:

•	A decrease in losses and loss expenses of $106.3 million primarily due to the absence of notable loss events and an increase in favorable prior period loss development of $31.7 million, offset by,

•
A decrease in net premiums earned of $81.5 million, primarily within the Validus Re segment and due to a reduction in gross premiums written, the timing of the purchase of retrocessional coverage and the effect of the tail of the Flagstone run-off business.

Segment Reporting
Management has determined that the Company operates in three reportable segments - Validus Re, AlphaCat and Talbot.

Second Quarter 2014 Results of Operations - Validus Re Segment
The following table presents results of operations for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$310,286	$353,384
Reinsurance premiums ceded	(30,535)	(87,558)
Net premiums written	279,751	265,826
Change in unearned premiums	(58,023)	38,925
Net premiums earned	221,728	304,751

Underwriting deductions
Losses and loss expenses	77,688	183,646
Policy acquisition costs	31,125	42,789
General and administrative expenses	17,040	20,423
Share compensation expenses	2,336	1,529
Total underwriting deductions	128,189	248,387

Underwriting income (a)	93,539	56,364

Net investment income	16,758	22,949
Other income (loss)	969	(361)
Finance expenses	(3,670)	(5,241)

Operating income before taxes	107,596	73,711
Tax expense	(460)	(145)
Net operating income (a)	$107,136	$73,566

Selected ratios:
Net premiums written / Gross premiums written	90.2%	75.2%

Losses and loss expenses	35.0%	60.3%

Policy acquisition costs	14.1%	14.0%
General and administrative expenses (b)	8.7%	7.2%
Expense ratio	22.8%	21.2%
Combined ratio	57.8%	81.5%

(a)
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
The change in net operating income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(83,023)
Notable losses (a)	69,895
Incurred current year losses, excluding notable losses	12,410
Prior period loss development	23,653
Other underwriting deductions (b)	14,240
Underwriting income (d)	37,175
Other operating income and expenses, net (c)	(3,605)
Net operating income (d)	$33,570

(a)	There were no notable loss events for the three months ended June 30, 2014. The notable loss event for the three months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$275,826	$304,899	$(29,073)
Marine	(216)	10,764	(10,980)
Specialty	34,676	37,721	(3,045)
Total	$310,286	$353,384	$(43,098)
The decrease in gross premiums written in the property lines of $29.1 million was primarily due to a reduction in catastrophe excess of loss treaties of $33.2 million, as a result of current market conditions and a number of non-renewals due to unfavorable pricing, as well as a decrease in reinstatement premiums of $6.7 million, primarily related to the European Floods in the second quarter of 2013. These decreases were partially offset by a $6.4 million increase in proportional treaties due to new business written. The decrease in gross premiums written of $11.0 million in the marine lines was primarily due to premium adjustments and a decrease in reinstatement premiums related to Costa Concordia.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$275,826	88.9%	$304,899	86.3%
Marine	(216)	(0.1)%	10,764	3.0%
Specialty	34,676	11.2%	37,721	10.7%
Total	$310,286	100.0%	$353,384	100.0%

The changes in mix of business are consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$28,521	$84,987	$(56,466)
Marine	567	2,193	(1,626)
Specialty	1,447	378	1,069
Total	$30,535	$87,558	$(57,023)
Reinsurance premiums ceded in the property lines decreased by $56.5 million, due to the timing of purchasing retrocessional coverage occurring earlier in 2014 than 2013.
Net Premiums Written

	Net Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$247,305	$219,912	$27,393
Marine	(783)	8,571	(9,354)
Specialty	33,229	37,343	(4,114)
Total	$279,751	$265,826	$13,925
The increase in Validus Re net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$247,305	89.7%	$219,912	72.1%
Marine	(783)	NM	8,571	79.6%
Specialty	33,229	95.8%	37,343	99.0%
Total	$279,751	90.2%	$265,826	75.2%
The property ratio increased by 17.6 percentage points, reflecting the timing of the purchase of property retrocessional coverage and specifically the relative decrease in non-proportional coverage purchased during the quarter.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$115,985	$176,640	$(60,655)
Marine	38,838	52,378	(13,540)
Specialty	66,905	75,733	(8,828)
Total	$221,728	$304,751	$(83,023)
The decreases in property and marine lines net premiums earned were as a result of lower gross premiums written over the past year and the tail of the Flagstone run-off, as premiums were earned in the three months ended June 30, 2013 with no comparative amount for the three months ended June 30, 2014. Also contributing to the property lines decrease was the impact of retrocessional coverage purchased in the first quarter of 2014 and in the second quarter of the prior year, as both were being expensed during the three months ended June 30, 2014.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended June 30,
	2014	2013
All lines—current period—notable losses	0.0%	22.9%
All lines—change in prior accident years	(12.0)%	(1.0)%
All lines—current period excluding items above	47.0%	38.4%
All lines—loss ratio	35.0%	60.3%

	Losses and Loss Expenses - All Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable losses	$—	$69,895	$(69,895)
All lines—change in prior accident years	(26,668)	(3,015)	(23,653)
All lines—current period excluding items above	104,356	116,766	(12,410)
All lines - losses and loss expenses	$77,688	$183,646	$(105,958)
Notable Losses
There were no notable loss events for the three months ended June 30, 2014. In comparison, notable losses incurred in the three months ended June 30, 2013 of $69.9 million were from a single notable loss event, the European Floods, which represented 22.9 percentage points of the loss ratio. Net of $6.8 million of reinstatement premiums, the effect of this event on net operating income was a $63.0 million reduction.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended June 30,
	2014	2013
Property—current period—notable losses	0.0%	39.6%
Property—change in prior accident years	(27.7)%	(27.8)%
Property—current period excluding items above	32.5%	28.4%
Property—loss ratio	4.8%	40.2%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	$—	$69,895	$(69,895)
Property - change in prior accident years	(32,103)	(49,026)	16,923
Property—current period excluding items above	37,631	50,089	(12,458)
Property - losses and loss expenses	$5,528	$70,958	$(65,430)
The property lines experienced favorable loss reserve development on notable losses in both the current quarter and the prior year quarter. This included $10.0 million related to the European Floods in the current quarter and $10.7 million related to the Chilean earthquake in the prior year quarter. The $16.9 million lower favorable development in the current quarter primarily relates to lower than expected emergence of attritional losses in the prior year quarter.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended June 30,
	2014	2013
Marine—current period—notable losses	0.0%	0.0%
Marine—change in prior accident years	28.7%	89.6%
Marine—current period excluding items above	53.7%	36.7%
Marine—loss ratio	82.4%	126.3%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Marine - current period—notable losses	$—	$—	$—
Marine—change in prior accident years	11,143	46,928	(35,785)
Marine—current period excluding items above	20,875	19,222	1,653
Marine - losses and loss expenses	$32,018	$66,150	$(34,132)
The marine lines experienced $35.8 million lower adverse loss reserve development during three months ended June 30, 2014, primarily due to a $12.9 million increase in the ultimate loss estimate on Costa Concordia in the current quarter, compared to an increase of $32.6 million on the same event during the prior year quarter. In addition, there was unfavorable development on Deepwater Horizon in the prior year quarter. The current quarter loss ratio, excluding the impact of notable losses, increased by 17.0 percentage points as a result of an increase in non-notable losses during the current quarter.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended June 30,
	2014	2013
Specialty—current period—notable losses	0.0%	0.0%
Specialty—change in prior accident years	(8.5)%	(1.2)%
Specialty—current period excluding items above	68.5%	62.7%
Specialty—loss ratio	60.0%	61.5%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Specialty - current period—notable losses	$—	$—	$—
Specialty—change in prior accident years	(5,708)	(917)	(4,791)
Specialty—current period excluding items above	45,850	47,455	(1,605)
Specialty - losses and loss expenses	$40,142	$46,538	$(6,396)
The specialty lines experienced $4.8 million higher favorable loss reserve development, primarily related to lower than expected emergence of attritional losses.
Policy Acquisition Costs

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$17,863	15.4%	$25,875	14.6%
Marine	6,295	16.2%	9,150	17.5%
Specialty	6,967	10.4%	7,764	10.3%
Total	$31,125	14.1%	$42,789	14.0%
The acquisition cost ratios for the three months ended June 30, 2014 and 2013 were comparable.
General and Administrative and Share Compensation Expenses

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$17,040	7.7%	$20,423	6.7%
Share compensation expenses	2,336	1.0%	1,529	0.5%
Total	$19,376	8.7%	$21,952	7.2%
The decrease in general and administrative expenses of $3.4 million or 16.6% was due to a reduction in office and infrastructure costs, related to entities that are no longer in use as a result of efficiencies achieved through rationalization of historical Flagstone entities. This was partially offset by an increase in staff costs related to underwriting operations in Dublin, Ireland and Zurich, Switzerland compared to the three months ended June 30, 2013.
Selected Underwriting Ratios

The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss and loss expense ratio and the expense ratio. The loss and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
Loss and loss expense ratio	35.0%	60.3%
Policy acquisition cost ratio	14.1%	14.0%
General and administrative expense ratio (a)	8.7%	7.2%
Expense ratio	22.8%	21.2%
Combined ratio	57.8%	81.5%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the three months ended June 30, 2014 of 23.7 percentage points compared to the three months ended June 30, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$17,121	$22,401	$(5,280)
Other investments	493	492	1
Cash and cash equivalents	660	1,286	(626)
Securities lending income	2	—	2
Total gross investment income	18,276	24,179	(5,903)
Investment expenses	(1,518)	(1,230)	(288)
Total	$16,758	$22,949	$(6,191)
The decrease in net investment income for the three months ended June 30, 2014 was $6.2 million or 27.0% was primarily due to a reduction in asset base together with a reduction in yield, primarily due to the disposition of bank loans to fund new investments during the quarter.
Other Income

	Other Income
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Other income	$969	$(361)	$1,330
Other income for the three months ended June 30, 2014 primarily arose from the profit on the sale of a Flagstone subsidiary.
Finance Expenses

	Finance Expenses
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$3,670	$5,241	$(1,571)
Finance expenses for the three months ended June 30, 2014 and 2013 were comparable.

Second Quarter 2014 Results of Operations - AlphaCat Segment
The following table presents results of operations for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$43,790	$46,760
Reinsurance premiums ceded	—	—
Net premiums written	43,790	46,760
Change in unearned premiums	(11,330)	(11,770)
Net premiums earned	32,460	34,990

Underwriting deductions
Losses and loss expenses	(3,033)	1,313
Policy acquisition costs	3,056	3,586
General and administrative expenses	3,780	3,992
Share compensation expenses	161	85
Total underwriting deductions	3,964	8,976

Underwriting income (a)	28,496	26,014

Net investment income	829	973
Other income	6,005	7,015
Finance expenses	(971)	(2,945)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	34,359	31,057
Income from operating affiliates	4,892	3,793
(Income) attributable to operating affiliate investors	(25,316)	(20,264)
Net operating income (a)	13,935	14,586
Net operating (income) attributable to noncontrolling interest	(2,094)	(2,707)
Net operating income available to Validus (a)	$11,841	$11,879

Selected ratios:
Net premiums written / Gross premiums written	100.0%	100.0%

Losses and loss expenses	(9.3)%	3.8%

Policy acquisition costs	9.4%	10.2%
General and administrative expenses (b)	12.1%	11.7%
Expense ratio	21.5%	21.9%
Combined ratio	12.2%	25.7%

(a)
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

The change in net operating income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(2,530)
Notable losses (a)	975
Incurred current year losses, excluding notable losses	(377)
Prior period loss development	3,748
Other underwriting deductions (b)	666
Underwriting income (d)	2,482
(Income) attributable to operating affiliate investors	(5,052)
Other operating income and expenses, net (c)	1,919
Net operating income (d)	(651)
Net operating income attributable to noncontrolling interest	613
Net operating income available to Validus (d)	$(38)

(a)	There were no notable loss events for the three months ended June 30, 2014. The notable loss event for the three months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

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

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$43,790	$46,760	$(2,970)
Total	$43,790	$46,760	$(2,970)
The decrease in gross premiums written in the property lines of $3.0 million was as a result of AlphaCat 2014 having a smaller capital base than AlphaCat 2013. Partially offsetting this was an increase in the capital base of the AlphaCat ILS funds for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Business written into the AlphaCat ILS funds typically has a lower rate on line than business written into AlphaCat 2014 or AlphaCat 2013. As a result, the impact on gross premiums written from a change in capital base between AlphaCat 2014 and AlphaCat 2013 will be proportionately higher than from a change in the capital base of the AlphaCat ILS funds.
Reinsurance Premiums Ceded
AlphaCat reinsurance premiums ceded were $nil for the three months ended June 30, 2014 and 2013.

Net Premiums Written

	Net Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$43,790	$46,760	$(2,970)
Total	$43,790	$46,760	$(2,970)
The decrease in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written. The ratio of net premiums written to gross premiums written was 100.0% for the three months ended June 30, 2014 and 2013.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$32,460	$34,990	$(2,530)
Total	$32,460	$34,990	$(2,530)
The decrease in net premiums earned in property lines was consistent with the pattern of net premiums written.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended June 30,
	2014	2013
Property - current period - notable losses	0.0%	2.8%
Property - change in prior accident years	(11.5)%	0.0%
Property - current period excluding items above	2.2%	1.0%
Property—loss ratio	(9.3)%	3.8%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	$—	$975	$(975)
Property - change in prior accident years	(3,748)	—	(3,748)
Property - current period excluding items above	715	338	377
Property - losses and loss expenses	$(3,033)	$1,313	$(4,346)
The property lines experienced $3.7 million higher favorable loss reserve development compared to the three months ended June 30, 2013, due to a partial release of reserves originally established in the third quarter of 2013 on an aggregate excess of loss contract.
Notable Losses
There were no notable loss events for the three months ended June 30, 2014. In comparison, notable losses incurred in the three months ended June 30, 2013 of $1.0 million were from a single notable loss event, the European Floods, which represented 2.8 percentage points of the loss ratio.

Policy Acquisition Costs

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$3,056	9.4%	$3,586	10.2%
Total	$3,056	9.4%	$3,586	10.2%
The acquisition cost ratios for the three months ended June 30, 2014 and 2013 were comparable.
General and Administrative and Share Compensation Expenses

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$3,780	11.6%	$3,992	11.5%
Share compensation expenses	161	0.5%	85	0.2%
Total	$3,941	12.1%	$4,077	11.7%
The general and administrative expenses for the three months ended June 30, 2014 and 2013 were comparable.
Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
Loss and loss expense ratio	(9.3)%	3.8%
Policy acquisition cost ratio	9.4%	10.2%
General and administrative expense ratio (a)	12.1%	11.7%
Expense ratio	21.5%	21.9%
Combined ratio	12.2%	25.7%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the three months ended June 30, 2014 of 13.5 percentage points compared to the three months ended June 30, 2013 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Net Investment Income
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$810	$964	$(154)
Cash and cash equivalents	19	9	10
Total net investment income	$829	$973	$(144)
Net investment income for the three months ended June 30, 2014 and 2013 was comparable.
Other Income

	Other Income
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Other income	$6,005	$7,015	$(1,010)
Other income for the three months ended June 30, 2014 and 2013 was comparable.
Finance Expenses

	Finance Expenses
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$971	$2,945	$(1,974)
The decrease in finance expenses of $2.0 million or 67.0% included the impact of lower costs incurred in structuring AlphaCat 2014 compared to AlphaCat 2013.
Income From Operating Affiliates

	Income from Operating Affiliates
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
AlphaCat Re 2011	$(5)	$(73)	$68
AlphaCat Re 2012	927	1,253	(326)
AlphaCat 2013	561	2,436	(1,875)
AlphaCat 2014	1,421	—	1,421
AlphaCat ILS funds	1,988	177	1,811
Total	$4,892	$3,793	$1,099
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The increase in income from operating affiliates for the three months ended June 30, 2014 was due to additional income as a result of the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014.

(Income) Attributable To Operating Affiliate Investors

	(Income) Attributable to Operating Affiliate Investors
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
(Income) attributable to operating affiliate investors	$(25,316)	$(20,264)	$(5,052)
Income attributable to operating affiliate investors for the three months ended June 30, 2014 was $25.3 million compared to $20.3 million for the three months ended June 30, 2013, reflecting the increased transfer of economics as a result of the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014. This balance represents the transfer of investors' economic interest in the non-consolidated affiliated entities and includes both the Company's and third-party investors' share.
Net Operating (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Loss Attributable to Noncontrolling Interest
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Net operating (income) attributable to noncontrolling interest	$(2,094)	$(2,707)	$613
For the three months ended June 30, 2014, the net operating income attributable to noncontrolling interest was $2.1 million, which comprised $1.2 million relating to 90% of the net operating income in PaCRe for the current quarter and $0.9 million of net operating income relating to the consolidated AlphaCat ILS fund.

Second Quarter 2014 Results of Operations - Talbot Segment
The following table presents results of operations for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$317,944	$315,518
Reinsurance premiums ceded	(36,376)	(47,187)
Net premiums written	281,568	268,331
Change in unearned premiums	(69,753)	(60,614)
Net premiums earned	211,815	207,717

Underwriting deductions
Losses and loss expenses	84,090	80,085
Policy acquisition costs	45,593	41,667
General and administrative expenses	34,173	32,192
Share compensation expenses	2,862	2,357
Total underwriting deductions	166,718	156,301

Underwriting income (a)	45,097	51,416

Net investment income	4,671	4,383
Other income	258	491
Finance expenses	(68)	(75)

Operating income before taxes	49,958	56,215
Tax (expense) benefit	(1,364)	383
Net operating income (a)	$48,594	$56,598

Selected ratios:
Net premiums written / Gross premiums written	88.6%	85.0%

Losses and loss expenses	39.7%	38.6%

Policy acquisition costs	21.5%	20.1%
General and administrative expenses (b)	17.5%	16.6%
Expense ratio	39.0%	36.7%
Combined ratio	78.7%	75.3%

(a)
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

The change in net operating income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$4,098
Notable losses (a)	6,717
Incurred current year losses, excluding notable losses	(14,988)
Prior period loss development	4,266
Other underwriting deductions (b)	(6,412)
Underwriting income (d)	(6,319)
Other operating income and expenses, net (c)	(1,685)
Net operating income (d)	$(8,004)

(a)	There were no notable loss events for the three months ended June 30, 2014. The notable loss event for the three months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$115,954	$124,199	$(8,245)
Marine	109,440	105,530	3,910
Specialty	92,550	85,789	6,761
Total	$317,944	$315,518	$2,426
The decrease in gross premiums written in the property lines of $8.2 million was primarily due to a $4.4 million reduction in onshore energy lines as a result of a number of non-renewals as well as timing of renewals and a $3.1 million reduction in property treaty lines due to unfavorable movement in reinstatement premiums. The increase in gross premiums written in the marine lines of $3.9 million was due primarily to an increase in cargo lines of $4.1 million, due to the timing of renewals. The increase in gross premiums written in the specialty lines of $6.8 million was due primarily to an increase in aviation lines of $5.4 million which was as a result of a difference in the timing of premium adjustments, as well as new business written in political risk lines of $2.8 million.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$115,954	36.5%	$124,199	39.4%
Marine	109,440	34.4%	105,530	33.4%
Specialty	92,550	29.1%	85,789	27.2%
Total	$317,944	100.0%	$315,518	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$30,448	$38,629	$(8,181)
Marine	3,503	6,146	(2,643)
Specialty	2,425	2,412	13
Total	$36,376	$47,187	$(10,811)
The decrease in reinsurance premiums ceded in the property lines of $8.2 million was due primarily to decreases in property treaty lines of $4.9 million due to lower quota share premiums as a result of underlying Latin American business now being written directly through Validus Re Swiss and a reduction of $3.3 million in energy onshore quota share premium, reflecting a decrease in inwards premiums.
Net Premiums Written

	Net Premiums Written
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$85,506	$85,570	$(64)
Marine	105,937	99,384	6,553
Specialty	90,125	83,377	6,748
Total	$281,568	$268,331	$13,237
The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$85,506	73.7%	$85,570	68.9%
Marine	105,937	96.8%	99,384	94.2%
Specialty	90,125	97.4%	83,377	97.2%
Total	$281,568	88.6%	$268,331	85.0%
The property ratio increased by 4.8 percentage points due to the reduction in quota share business ceded to Validus Re as this business is now written directly through Validus Re Swiss.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$50,697	$49,457	$1,240
Marine	86,947	86,963	(16)
Specialty	74,171	71,297	2,874
Total	$211,815	$207,717	$4,098
The changes in net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended June 30,
	2014	2013
All lines—current period—notable losses	0.0%	3.2%
All lines—change in prior accident years	(19.9)%	(18.3)%
All lines—current period excluding items above	59.6%	53.7%
All lines—loss ratio	39.7%	38.6%

	Losses and Loss Expenses - All Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable losses	$—	$6,717	$(6,717)
All lines—change in prior accident years	(42,240)	(37,974)	(4,266)
All lines—current period excluding items above	126,330	111,342	14,988
All lines - losses and loss expenses	$84,090	$80,085	$4,005
Notable Losses
There were no notable loss events for the three months ended June 30, 2014. In comparison, notable losses incurred in the three months ended June 30, 2013 of $6.7 million were from a single notable loss event, the European Floods, which represented 3.2 percentage points of the loss ratio. Net of $0.3 million of reinstatement premiums, the effect of this event on net operating income was a $6.4 million reduction.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended June 30,
	2014	2013
Property—current period—notable losses	0.0%	9.5%
Property—change in prior accident years	(33.5)%	(47.7)%
Property—current period excluding items above	66.9%	64.1%
Property—loss ratio	33.4%	25.9%

	Losses and Loss Expenses - Property Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	$—	$4,717	$(4,717)
Property - change in prior accident years	(16,953)	(23,575)	6,622
Property—current period excluding items above	33,901	31,667	2,234
Property - losses and loss expenses	$16,948	$12,809	$4,139
The property lines experienced $6.6 million lower favorable loss reserve development in the current quarter, primarily as a result of favorable development on the Tohoku earthquake and Hurricane Irene in the prior year quarter. Both periods had lower than expected development on attritional and large losses, although the current quarter was more favorable than the prior year quarter.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended June 30,
	2014	2013
Marine—current period—notable losses	0.0%	2.3%
Marine—change in prior accident years	(13.7)%	(3.8)%
Marine—current period excluding items above	62.3%	39.0%
Marine—loss ratio	48.6%	37.5%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Marine - current period—notable losses	$—	$2,000	$(2,000)
Marine—change in prior accident years	(11,949)	(3,297)	(8,652)
Marine—current period excluding items above	54,197	33,888	20,309
Marine - losses and loss expenses	$42,248	$32,591	$9,657
The marine lines experienced $8.7 million higher favorable loss reserve development in the current quarter, primarily due to adverse development of $8.5 million on Costa Concordia in the prior year quarter. In addition, there was favorable development on known large losses this quarter compared to favorable development on attritional losses in the prior year quarter. The current quarter loss ratio, excluding the impact of notable losses, increased by 23.3 percentage points primarily due to a ferry and other non-notable losses.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended June 30,
	2014	2013
Specialty—current period—notable losses	0.0%	0.0%
Specialty—change in prior accident years	(18.0)%	(15.6)%
Specialty—current period excluding items above	51.6%	64.2%
Specialty—loss ratio	33.6%	48.6%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Specialty - current period—notable losses	$—	$—	$—
Specialty—change in prior accident years	(13,338)	(11,102)	(2,236)
Specialty—current period excluding items above	38,232	45,787	(7,555)
Specialty - losses and loss expenses	$24,894	$34,685	$(9,791)
The specialty lines experienced favorable attritional loss reserve development and lower than expected emergence of large losses in both the current quarter and the prior year quarter. The current quarter loss ratio, excluding the impact of notable losses, decreased by 12.6 percentage points primarily due to higher attritional losses in the prior year quarter compared to the current quarter.
Policy Acquisition Costs

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$6,827	13.5%	$4,903	9.9%
Marine	20,732	23.8%	19,808	22.8%
Specialty	18,034	24.3%	16,956	23.8%
Total	$45,593	21.5%	$41,667	20.1%
The increase in the property acquisition cost ratio was due to lower ceded acquisition costs on quota share premiums as a result of underlying business being written directly through Validus Re Swiss for the three months ended June 30, 2014.
General and Administrative and Share Compensation Expenses

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	34,173	16.1%	32,192	15.5%
Share compensation expenses	2,862	1.4%	2,357	1.1%
Total	$37,035	17.5%	$34,549	16.6%
General and administrative expenses have increased by $2.0 million due to salary increases, an increase in overall headcount and a strengthening of the British pound against the U.S. dollar compared to the prior year quarter.

Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
Loss and loss expense ratio	39.7%	38.6%
Policy acquisition cost ratio	21.5%	20.1%
General and administrative expense ratio (a)	17.5%	16.6%
Expense ratio	39.0%	36.7%
Combined ratio	78.7%	75.3%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended June 30, 2014 of 3.4 percentage points compared to the three months ended June 30, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$4,755	$4,389	$366
Cash and cash equivalents	317	334	(17)
Total gross investment income	5,072	4,723	349
Investment expenses	(401)	(340)	(61)
Total	$4,671	$4,383	$288
Net investment income for the three months ended June 30, 2014 and 2013 was comparable.

Second Quarter Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the three months ended June 30, 2014, net of eliminations related to the operating segments, were $18.8 million compared to $14.4 million for the three months ended June 30, 2013, an increase of $4.5 million or 31.3%. General and administrative expenses have increased due to the increase in headcount. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended June 30, 2014, net of operating segment eliminations were $3.0 million compared to $2.7 million for the three months ended June 30, 2013, an increase of $0.3 million or 11.8%.
Corporate finance expenses for the three months ended June 30, 2014, net of eliminations related to the operating segments, were $11.4 million compared to $9.3 million for the three months ended June 30, 2013, an increase of $2.1 million or 22.7%.
Transaction expenses for the three months ended June 30, 2014 were $3.3 million compared to $nil for the three months ended June 30, 2013, an increase of $3.3 million. The transaction expenses relate to costs incurred in connection with the proposed acquisition of Western World. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.
Second Quarter Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since management does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized Gains (Losses) on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Net realized gains on investments	$7,858	$3,409	$4,449
Change in net unrealized gains (losses) on investments	45,427	(141,348)	186,775
Net realized gains and change in net unrealized gains (losses) on investments	$53,285	$(137,939)	$191,224
The movement in the net realized gains and change in net realized and unrealized gains (losses) on investments of $191.2 million was due to a favorable movement in net realized and unrealized gains on fixed maturity and short term investments of $80.1 million and a favorable movement in net realized and unrealized gains on other investments of $111.1 million.
The favorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve and a tightening of corporate bond spreads. The favorable movement on other investments was primarily due to improved performance of the Paulson hedge funds held by PaCRe.
Income From Investment Affiliate

	Income From Investment Affiliate
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Income from investment affiliate	$779	$1,753	$(974)
The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the previous quarter.

Foreign Exchange (Losses) Gains
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect period-to-period comparisons. The Company's largest foreign currency fluctuation exposures are to the following currencies, with the movement in each currency against the U.S. dollar shown in the table below:

U.S. dollar strengthened (weakened) against:	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
British Pound sterling	(2.6)%	(0.2)%
Euro	0.6%	(1.9)%
Canadian dollar	(3.5)%	3.3%
Swiss franc	0.3%	(0.8)%
Australian dollar	(1.7)%	13.3%
New Zealand dollar	(1.1)%	7.5%
Singapore dollar	(1.0)%	2.1%
Japanese yen	(1.7)%	5.6%

	Foreign Exchange
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Foreign exchange gain (losses)	$3,158	$(8,223)	$11,381
Foreign exchange gains for the three months ended June 30, 2014 were $3.2 million compared to foreign exchange losses of $8.2 million for the three months ended June 30, 2013, an increase of $11.4 million, or 138.4%, due to the U.S. dollar weakening against currencies, particularly the Singapore and Australian dollars, where the Company held net assets, compared to it strengthening in 2013.
Net (Income) Loss Attributable to Noncontrolling Interest

	Net (Income) Loss Attributable to Noncontrolling Interest
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Net (income) loss attributable to noncontrolling interest	$(35,305)	$60,976	$(96,281)
For the three months ended June 30, 2014, net income attributable to noncontrolling interest was $35.3 million, which was comprised of operating income of $2.1 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating gain of $33.2 million, primarily on the investment portfolio within PaCRe.
For the three months ended June 30, 2013, net loss attributable to noncontrolling interest was $61.0 million, which was comprised of operating income of $2.7 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $63.7 million, primarily on the investment portfolio within PaCRe.

Year to Date 2014 Summarized Consolidated Results of Operations

•	Gross premiums written for the six months ended June 30, 2014 were $1,667.7 million compared to $1,807.1 million for the six months ended June 30, 2013, a decrease of $139.4 million, or 7.7%.

•	Net premiums earned for the six months ended June 30, 2014 were $949.0 million compared to $1,078.5 million for the six months ended June 30, 2013, a decrease of $129.6 million, or 12.0%.

•	Underwriting income for the six months ended June 30, 2014 was $299.2 million compared to $327.7 million for the six months ended June 30, 2013, a decrease of $28.6 million, or 8.7%.

•
Combined ratio for the six months ended June 30, 2014 of 68.5% which included $112.1 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.8 percentage points compared to a combined ratio for the six months ended June 30, 2013 of 69.7% which included $106.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 9.9 percentage points.

•	Loss ratio for the six months ended June 30, 2014 of 33.9% compared to 38.0% for the six months ended June 30, 2013, a decrease of 4.1 percentage points.

•	Loss ratios by line of business are as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Percentage Point Change
Property	12.1%	19.2%	(7.1)
Marine	49.3%	52.6%	(3.3)
Specialty	50.7%	58.0%	(7.3)
All lines	33.9%	38.0%	(4.1)

•
Losses and loss expenses from notable loss events for the six months ended June 30, 2014 and June 30, 2013 were $nil and $77.6 million, respectively. The prior year notable loss event was the European floods.

•	Net investment income for the six months ended June 30, 2014 was $44.6 million compared to $51.9 million for the six months ended June 30, 2013, a decrease of $7.2 million, or 13.9%.

•
Net operating income available to Validus for the six months ended June 30, 2014 was $278.7 million compared to $327.1 million for the six months ended June 30, 2013, a decrease of $48.4 million, or 14.8%.

•
Net income available to Validus for the six months ended June 30, 2014 was $315.8 million, or $3.27 per diluted common share compared to $254.0 million or $2.21 per diluted common share for the six months ended June 30, 2013.

•
Transaction expenses for the six months ended June 30, 2014 were $3.3 million compared to $nil for the six months ended June 30, 2013, an increase of $3.3 million. The transaction expenses relate to costs incurred in connection with the proposed acquisition of Western World. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

•	Investment yield for the six months ended June 30, 2014 was 1.24% compared to 1.41% for the six months ended June 30, 2013.

•
Annualized return on average equity and annualized net operating return on average equity for the six months ended June 30, 2014 were 17.0% and 15.0%, respectively, compared to 13.2% and 17.0% for the six months ended June 30, 2013.

•	Total investments and cash as at June 30, 2014 was $7.9 billion compared to $8.0 billion at December 31, 2013.

Overview of the Results of Operations for the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013.
The change in net operating income available to Validus for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is described in the following table:

Increase (decrease) to net operating income available to Validus over the six months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(129,559)
Notable losses (a)	77,587
Incurred current year losses, excluding notable losses	5,528
Prior period loss development	5,284
Other underwriting deductions (b)	12,588
Underwriting income (c)	(28,572)
(Income) attributable to operating affiliate investors	(26,685)
Other operating expenses and income, net (d)	5,587
Net operating income (c)	(49,670)
Net operating (income) loss attributable to noncontrolling interest	1,302
Net operating income available to Validus (c)	$(48,368)

(a)	There were no notable loss events for the six months ended June 30, 2014. The notable loss event for the six months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Net operating income available to Validus for the six months ended June 30, 2014 was $278.7 million compared to $327.1 million for the six months ended June 30, 2013, a decrease of $48.4 million or 14.8%. The primary factors driving the decrease in net operating income were:
Decrease in underwriting income of $28.6 million primarily due to:

•	A decrease in net premiums earned of $129.6 million, primarily due to a reduction in gross premiums written; offset by;

•	A reduction in notable losses of $77.6 million, and

•	A decrease in policy acquisition costs of $16.2 million.
Also contributing to the decrease was a higher level of operating income payable to operating affiliate investors of $26.7 million.

Year To Date 2014 Results of Operations - Validus Re Segment
The following table presents results of operations for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$989,272	$1,101,347
Reinsurance premiums ceded	(173,175)	(213,286)
Net premiums written	816,097	888,061
Change in unearned premiums	(355,983)	(280,176)
Net premiums earned	460,114	607,885

Underwriting deductions
Losses and loss expenses	145,843	257,048
Policy acquisition costs	70,370	94,533
General and administrative expenses	35,235	49,864
Share compensation expenses	4,544	2,942
Total underwriting deductions	255,992	404,387

Underwriting income (a)	204,122	203,498

Net investment income	35,523	46,142
Other income	7,739	13,129
Finance expenses	(7,509)	(8,493)

Operating income before taxes	239,875	254,276
Tax benefit	118	1,612
Net operating income (a)	$239,993	$255,888

Selected ratios:
Net premiums written / Gross premiums written	82.5%	80.6%

Losses and loss expenses	31.7%	42.3%

Policy acquisition costs	15.3%	15.6%
General and administrative expenses (b)	8.6%	8.7%
Expense ratio	23.9%	24.3%
Combined ratio	55.6%	66.6%

(a)
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
The change in net operating income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the six months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(147,771)
Notable losses (a)	69,895
Incurred current year losses, excluding notable losses	36,411
Prior period loss development	4,899
Other underwriting deductions (b)	37,190
Underwriting income (d)	624
Other operating income and expenses, net (c)	(16,519)
Net operating income (d)	$(15,895)

(a)	There were no notable loss events for the six months ended June 30, 2014. The notable loss event for the six months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$546,428	$630,923	$(84,495)
Marine	152,746	172,196	(19,450)
Specialty	290,098	298,228	(8,130)
Total	$989,272	$1,101,347	$(112,075)
The decrease in gross premiums written in the property lines of $84.5 million was primarily due to a reduction in catastrophe excess of loss treaties of $82.2 million. This was as a result of current market conditions, the impact of a program that was withdrawn and a number of non-renewals due to both unfavorable pricing and the proposed inclusion of terror exposure on some programs without an appropriate premium for the additional risk. The decrease in gross premiums written of $19.5 million in the marine lines was primarily due to non-renewals and some business historically written in marine lines being renewed in specialty lines. The decrease in gross premiums written of $8.1 million in the specialty lines was due to a $37.7 million reduction in agricultural business as a result of reduced participation in a number of quota share agreements, offset by new composite business of $17.5 million, as well as business written by the new trade credit team totaling $16.3 million.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$546,428	55.3%	$630,923	57.3%
Marine	152,746	15.4%	172,196	15.6%
Specialty	290,098	29.3%	298,228	27.1%
Total	$989,272	100.0%	$1,101,347	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$150,391	$169,045	$(18,654)
Marine	13,932	5,165	8,767
Specialty	8,852	39,076	(30,224)
Total	$173,175	$213,286	$(40,111)
Reinsurance premiums ceded in the property lines decreased by $18.7 million, due to significant restructuring of retrocessional coverage purchased, reflecting more favorable market conditions in the current six months. The increase in reinsurance premiums in the marine lines of $8.8 million was primarily due to additional quota share coverage purchased in the first quarter as a result of price reductions and broader coverage and terms available in the market. The decrease in reinsurance premiums ceded in the specialty lines of $30.2 million was due primarily to the non-renewal of proportional coverage that was purchased in the first quarter of 2013 related to the agriculture business.
Net Premiums Written

	Net Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$396,037	$461,878	$(65,841)
Marine	138,814	167,031	(28,217)
Specialty	281,246	259,152	22,094
Total	$816,097	$888,061	$(71,964)
The changes in Validus Re net premiums written were driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$396,037	72.5%	$461,878	73.2%
Marine	138,814	90.9%	167,031	97.0%
Specialty	281,246	96.9%	259,152	86.9%
Total	$816,097	82.5%	$888,061	80.6%
The marine ratio has decreased by 6.1 percentage points due to an increase in ceded premiums as a result of the factors mentioned above. The specialty ratio has increased by 10.0 percentage points due to the decrease in reinsurance coverage purchased for the agriculture business.
Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$239,647	$361,122	$(121,475)
Marine	81,695	108,979	(27,284)
Specialty	138,772	137,784	988
Total	$460,114	$607,885	$(147,771)
The decreases in property and marine lines net premiums earned were as a result of lower gross premiums written and the tail of the Flagstone run-off as premiums were earned in the first six months of 2013 with no comparative amounts for the six months ended June 30, 2014. Also contributing to the property lines decrease was the impact of retrocessional coverage purchased in the first quarter of 2014 and in the second quarter of the prior year, as both were being expensed during the first six months of 2014.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Six Months Ended June 30,
	2014	2013
All lines—current period—notable losses	0.0%	11.5%
All lines—change in prior accident years	(8.0)%	(5.2)%
All lines—current period excluding items above	39.7%	36.0%
All lines—loss ratio	31.7%	42.3%

	Losses and Loss Expenses - All Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable losses	$—	$69,895	$(69,895)
All lines—change in prior accident years	(36,696)	(31,797)	(4,899)
All lines—current period excluding items above	182,539	218,950	(36,411)
All lines - losses and loss expenses	$145,843	$257,048	$(111,205)

Notable Losses
There were no notable loss events for the six months ended June 30, 2014. In comparison, notable losses incurred in the six months ended June 30, 2013 of $69.9 million were from a single notable loss event, the European Floods, which represented 11.5 percentage points of the loss ratio. Net of $6.8 million of reinstatement premiums, the effect of this event on net operating income was a $63.0 million reduction.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Six Months Ended June 30,
	2014	2013
Property—current period—notable losses	0.0%	19.4%
Property—change in prior accident years	(14.3)%	(22.6)%
Property—current period excluding items above	22.7%	23.2%
Property—loss ratio	8.4%	20.0%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	$—	$69,895	$(69,895)
Property - change in prior accident years	(34,214)	(81,591)	47,377
Property—current period excluding items above	54,327	83,777	(29,450)
Property - losses and loss expenses	$20,113	$72,081	$(51,968)
The property lines experienced $47.4 million lower favorable loss reserve development, due to unfavorable emergence of non-notable loss events and lower favorable development on other attritional losses during the current six months compared to the prior year six months. In addition, there was favorable development on a number of notable losses in the prior year six months, primarily the Chilean earthquake, Hurricane Isaac and Cat 67.

	Losses and Loss Expense Ratio - Marine Lines
	Six Months Ended June 30,
	2014	2013
Marine—current period—notable losses	0.0%	0.0%
Marine—change in prior accident years	(2.9)%	43.8%
Marine—current period excluding items above	45.9%	36.8%
Marine—loss ratio	43.0%	80.6%

	Losses and Loss Expenses - Marine Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Marine - current period—notable losses	$—	$—	$—
Marine—change in prior accident years	(2,370)	47,756	(50,126)
Marine—current period excluding items above	37,494	40,046	(2,552)
Marine - losses and loss expenses	$35,124	$87,802	$(52,678)

The marine lines experienced $2.4 million favorable loss reserve development during the six months ended June 30, 2014 due to favorable development on the Gryphon Alpha mooring failure, partially offset by adverse development on Costa Concordia. This is compared to unfavorable loss reserve development of $47.8 million during the six months ended June 30, 2013, due primarily to adverse development on both Costa Concordia and Deepwater Horizon.

	Losses and Loss Expense Ratio - Specialty Lines
	Six Months Ended June 30,
	2014	2013
Specialty—current period—notable losses	0.0%	0.0%
Specialty—change in prior accident years	(0.1)%	1.5%
Specialty—current period excluding items above	65.4%	69.0%
Specialty—loss ratio	65.3%	70.5%

	Losses and Loss Expenses - Specialty Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Specialty - current period—notable losses	$—	$—	$—
Specialty—change in prior accident years	(112)	2,038	(2,150)
Specialty—current period excluding items above	90,718	95,127	(4,409)
Specialty - losses and loss expenses	$90,606	$97,165	$(6,559)
The loss ratios for the current six months were comparable with the prior year six months.
Policy Acquisition Costs

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$39,797	16.6%	$54,407	15.1%
Marine	13,859	17.0%	20,754	19.0%
Specialty	16,714	12.0%	19,372	14.1%
Total	$70,370	15.3%	$94,533	15.6%
The acquisition cost ratio for the property lines increased by 1.5 percentage points primarily due to the impact of the restructured retrocessional coverage discussed above. The acquisition cost ratio for the marine lines decreased 2.0 percentage points due to the quota share business, previously ceded by Talbot, now being written directly by Validus Re Swiss. The acquisition cost ratio for the specialty lines has decreased by 2.1 percentage points due to changes on some of the renewed agricultural policies.

General and Administrative and Share Compensation Expenses

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$35,235	7.6%	$49,864	8.2%
Share compensation expenses	4,544	1.0%	2,942	0.5%
Total	$39,779	8.6%	$52,806	8.7%
The decrease in general and administrative expenses of $14.6 million or 29.3% was primarily due to a reduction in office and infrastructure costs related to entities that are no longer in use as a result of efficiencies achieved through rationalization of historical Flagstone entities. This was partially offset by an increase in staff costs related to underwriting operations in Dublin, Ireland and Zurich, Switzerland compared to the six months ended June 30, 2013.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the loss and loss expense ratio and the expense ratio. The loss and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Loss and loss expense ratio	31.7%	42.3%
Policy acquisition cost ratio	15.3%	15.6%
General and administrative expense ratio (a)	8.6%	8.7%
Expense ratio	23.9%	24.3%
Combined ratio	55.6%	66.6%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the six months ended June 30, 2014 of 11.0 percentage points compared to the six months ended June 30, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$35,333	$44,117	$(8,784)
Other investments	983	4,261	(3,278)
Cash and cash equivalents	2,263	1,085	1,178
Securities lending income	4	—	4
Total gross investment income	38,583	49,463	(10,880)
Investment expenses	(3,060)	(3,321)	261
Total	$35,523	$46,142	$(10,619)

The decrease in net investment income for the six months ended June 30, 2014 was $10.6 million or 23.0% primarily due to a decrease in the yield as a result of the disposition of bank loans to fund certain new investments in June 2014. Also contributing to the decrease was a special dividend received on other investments in 2013 with no comparative amount in the current period.
Other Income

	Other Income
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Other income	$7,739	$13,129	$(5,390)
Other income for the six months ended June 30, 2014 primarily arose from the run off of legacy Flagstone balances.
Finance Expenses

	Finance Expenses
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$7,509	$8,493	$(984)
Finance expenses for the six months ended June 30, 2014 and 2013 were comparable.

Year to Date 2014 Results of Operations - AlphaCat Segment
The following table presents results of operations for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$128,137	$143,276
Reinsurance premiums ceded	(3,700)	—
Net premiums written	124,437	143,276
Change in unearned premiums	(61,294)	(80,669)
Net premiums earned	63,143	62,607

Underwriting deductions
Losses and loss expenses	(10,893)	1,313
Policy acquisition costs	6,036	6,224
General and administrative expenses	7,908	8,029
Share compensation expenses	151	162
Total underwriting deductions	3,202	15,728

Underwriting income (a)	59,941	46,879

Net investment income	1,709	1,854
Other income	15,502	13,648
Finance expenses	(1,654)	(4,193)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	75,498	58,188
Income from operating affiliates	9,819	7,316
(Income) attributable to operating affiliate investors	(57,026)	(30,341)
Net operating income (a)	28,291	35,163
Net operating (income) attributable to noncontrolling interest	(3,598)	(4,900)
Net operating income available to Validus (a)	$24,693	$30,263

Selected ratios:
Net premiums written / Gross premiums written	97.1%	100.0%

Losses and loss expenses	(17.3)%	2.1%

Policy acquisition costs	9.6%	9.9%
General and administrative expenses (b)	12.8%	13.1%
Expense ratio	22.4%	23.0%
Combined ratio	5.1%	25.1%

(a)
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

The change in net operating income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the six months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$536
Notable losses (a)	975
Incurred current year losses, excluding notable losses	(377)
Prior period loss development	11,608
Other underwriting deductions (b)	320
Underwriting income (d)	13,062
(Income) attributable to operating affiliate investors	(26,685)
Other operating income and expenses, net (c)	6,751
Net operating income (d)	(6,872)
Net operating income attributable to noncontrolling interest	1,302
Net operating income available to Validus (d)	$(5,570)

(a)	There were no notable loss events for the six months ended June 30, 2014. The notable loss event for the six months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

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

Gross Premiums Written

	Gross Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$128,137	$143,276	$(15,139)
Total	$128,137	$143,276	$(15,139)
The decrease in gross premiums written in the property lines of $15.1 million was as a result of AlphaCat 2014 having a smaller capital base than AlphaCat 2013. Partially offsetting this was an increase in the capital base of the AlphaCat ILS funds for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Business written into the AlphaCat ILS funds typically has a lower rate on line than business written into AlphaCat 2014 or AlphaCat 2013. As a result, the impact on gross premiums written from a change in capital base between AlphaCat 2014 and AlphaCat 2013 will be proportionately higher than from a change in the capital base of the AlphaCat ILS funds.
Reinsurance Premiums Ceded
AlphaCat reinsurance premiums ceded for the six months ended June 30, 2014 were $3.7 million compared to $nil for the six months ended June 30, 2013. The reinsurance was purchased due to the availability of attractively priced coverage.

Net Premiums Written

	Net Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$124,437	$143,276	$(18,839)
Total	$124,437	$143,276	$(18,839)
The decrease in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 97.1% and 100.0% for the six months ended June 30, 2014 and 2013, respectively.
Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$63,143	$62,607	$536
Total	$63,143	$62,607	$536
The increase in net premiums earned in property lines was due to higher mid-year renewals in 2013 compared to 2012.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - Property Lines
	Six Months Ended June 30,
	2014	2013
Property - current period - notable losses	0.0%	1.6%
Property - change in prior accident years	(18.4)%	0.0%
Property - current period excluding items above	1.1%	0.5%
Property—loss ratio	(17.3)%	2.1%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	$—	$975	$(975)
Property - change in prior accident years	(11,608)	—	(11,608)
Property - current period excluding items above	715	338	377
Property - losses and loss expenses	$(10,893)	$1,313	$(12,206)
The property lines experienced $11.6 million higher favorable loss reserve development compared to the six months ended June 30, 2013, due to the partial release of reserves originally established in the third quarter of 2013 on an aggregate excess of loss contract.

Notable Losses
There were no notable loss events for the six months ended June 30, 2014. In comparison, notable losses incurred in the six months ended June 30, 2013 of $1.0 million were from a single notable loss event, the European Floods, which represented 1.6 percentage points of the loss ratio.
Policy Acquisition Costs

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$6,036	9.6%	$6,224	9.9%
Total	$6,036	9.6%	$6,224	9.9%
The acquisition cost ratios for the six months ended June 30, 2014 and 2013 were comparable.
General and Administrative and Share Compensation Expenses

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$7,908	12.5%	$8,029	12.8%
Share compensation expenses	151	0.3%	162	0.3%
Total	$8,059	12.8%	$8,191	13.1%
The general and administrative expenses for the six months ended June 30, 2014 and 2013 were comparable.
Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Loss and loss expense ratio	(17.3)%	2.1%
Policy acquisition cost ratio	9.6%	9.9%
General and administrative expense ratio (a)	12.8%	13.1%
Expense ratio	22.4%	23.0%
Combined ratio	5.1%	25.1%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the six months ended June 30, 2014 of 20.0 percentage points compared to the six months ended June 30, 2013 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Net Investment Income
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$1,675	$1,838	$(163)
Cash and cash equivalents	34	16	18
Total net investment income	$1,709	$1,854	$(145)
Net investment income for the six months ended June 30, 2014 and 2013 was comparable.
Other Income

	Other Income
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Other income	$15,502	$13,648	$1,854
The increase in other income of $1.9 million or 13.6% was primarily due to the gain on the deconsolidation of one of the AlphaCat ILS funds during the first quarter of 2014.
Finance Expenses

	Finance Expenses
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$1,654	$4,193	$(2,539)
The decrease in finance expenses of $2.5 million or 60.6% included the impact of lower costs incurred in structuring AlphaCat 2014 compared to AlphaCat 2013.
Income From Operating Affiliates

	Income from Operating Affiliates
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
AlphaCat Re 2011	$188	$376	$(188)
AlphaCat Re 2012	891	3,078	(2,187)
AlphaCat 2013	2,036	3,536	(1,500)
AlphaCat 2014	3,032	—	3,032
AlphaCat ILS funds	3,672	326	3,346
Total	$9,819	$7,316	$2,503
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The increase in income from operating affiliates for the six months ended June 30, 2014 was due to the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014.

(Income) Attributable To Operating Affiliate Investors

	(Income) Attributable to Operating Affiliate Investors
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
(Income) attributable to operating affiliate investors	$(57,026)	$(30,341)	$(26,685)
Income attributable to operating affiliate investors was $26.7 million higher, reflecting the increased transfer of economics as a result of the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014. This balance represents the transfer of investors' economic interest in the non-consolidated affiliated entities and includes both the Company's and third-party investors' share.
Net Operating (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Loss Attributable to Noncontrolling Interest
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Net operating (income) attributable to noncontrolling interest	$(3,598)	$(4,900)	$1,302
For the six months ended June 30, 2014, the net operating income attributable to noncontrolling interest was $3.6 million, which comprised $2.5 million relating to 90% of the net operating income in PaCRe for the quarter and $1.1 million of net operating income relating to the consolidated AlphaCat ILS funds.

Year To Date 2014 Results of Operations - Talbot Segment
The following table presents results of operations for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$608,639	$609,048
Reinsurance premiums ceded	(126,981)	(141,924)
Net premiums written	481,658	467,124
Change in unearned premiums	(55,955)	(59,097)
Net premiums earned	425,703	408,027

Underwriting deductions
Losses and loss expenses	186,466	151,454
Policy acquisition costs	90,521	82,193
General and administrative expenses	69,322	63,104
Share compensation expenses	5,444	3,762
Total underwriting deductions	351,753	300,513

Underwriting income (a)	73,950	107,514

Net investment income	9,357	9,101
Other income	275	491
Finance expenses	(94)	(149)

Operating income before taxes	83,488	116,957
Tax expense	(1,234)	(671)
Net operating income (a)	$82,254	$116,286

Selected ratios:
Net premiums written / Gross premiums written	79.1%	76.7%

Losses and loss expenses	43.8%	37.1%

Policy acquisition costs	21.2%	20.1%
General and administrative expenses (b)	17.6%	16.4%
Expense ratio	38.8%	36.5%
Combined ratio	82.6%	73.6%

(a)
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

The change in net operating income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the six months ended June 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$17,676
Notable losses (a)	6,717
Incurred current year losses, excluding notable losses	(30,506)
Prior period loss development	(11,223)
Other underwriting deductions (b)	(16,228)
Underwriting income (d)	(33,564)
Other operating income and expenses, net (c)	(468)
Net operating income (d)	$(34,032)

(a)	There were no notable loss events for the six months ended June 30, 2014. The notable loss event for the six months ended June 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$194,057	$202,174	$(8,117)
Marine	229,011	230,256	(1,245)
Specialty	185,571	176,618	8,953
Total	$608,639	$609,048	$(409)
The decrease in gross premiums written in the property lines was due to $14.0 million of Latin American business now written by Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re. This decrease was partially offset by an increase in direct property lines due to new business and premium adjustments of $7.9 million. The increase in gross premiums written in the specialty lines of $9.0 million was partially due to an increase on political risk lines of $3.5 million. In particular, the political risk lines increase was in part due to the expanding crisis management book and the employment of two new underwriters. The aviation treaty lines have also seen an increase of $5.0 million.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$194,057	31.9%	$202,174	33.2%
Marine	229,011	37.6%	230,256	37.8%
Specialty	185,571	30.5%	176,618	29.0%
Total	$608,639	100.0%	$609,048	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$74,097	$87,038	$(12,941)
Marine	21,976	21,502	474
Specialty	30,908	33,384	(2,476)
Total	$126,981	$141,924	$(14,943)
The decrease in reinsurance premiums ceded in the property lines of $12.9 million was due primarily to decreases in property treaty lines of $14.0 million due to lower quota share premiums as a result of underlying Latin American business now being written directly through Validus Re Swiss and a reduction of $7.4 million in energy onshore premiums due to lower quota share premiums and changes in program price and structure. These were offset by an increase of $5.6 million in direct property and construction lines primarily due to increases in existing coverage.
Net Premiums Written

	Net Premiums Written
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$119,960	$115,136	$4,824
Marine	207,035	208,754	(1,719)
Specialty	154,663	143,234	11,429
Total	$481,658	$467,124	$14,534
The changes in Talbot net premiums written were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$119,960	61.8%	$115,136	56.9%
Marine	207,035	90.4%	208,754	90.7%
Specialty	154,663	83.3%	143,234	81.1%
Total	$481,658	79.1%	$467,124	76.7%
The property ratio increased by 4.9 percentage points due to the reduction in quota share premiums ceded to Validus Re as this business is now written directly through Validus Re Swiss.
Net Premiums Earned

	Net Premiums Earned
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property	$101,636	$93,005	$8,631
Marine	176,019	171,941	4,078
Specialty	148,048	143,081	4,967
Total	$425,703	$408,027	$17,676
The increase in property lines net premiums earned was consistent with the pattern of net premiums written influencing the earned premiums for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in the marine lines net premiums earned was due primarily to the timing of premiums written during the current six months compared to the prior year six months. The increase in the specialty lines net premiums earned was due primarily to expansion of the political risk lines.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Six Months Ended June 30,
	2014	2013
All lines—current period—notable losses	0.0%	1.6%
All lines—change in prior accident years	(15.0)%	(18.4)%
All lines—current period excluding items above	58.8%	53.9%
All lines—loss ratio	43.8%	37.1%

	Losses and Loss Expenses - All Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable losses	$—	$6,717	$(6,717)
All lines—change in prior accident years	(63,767)	(74,990)	11,223
All lines—current period excluding items above	250,233	219,727	30,506
All lines - losses and loss expenses	$186,466	$151,454	$35,012

Notable Losses
There were no notable loss events for the six months ended June 30, 2014. In comparison, notable losses incurred in the six months ended June 30, 2013 of $6.7 million were from a single notable loss event, the European Floods, which represented 1.6 percentage points of the loss ratio. Net of $0.3 million of reinstatement premiums, the effect of this event on net operating income was a $6.4 million reduction.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Six Months Ended June 30,
	2014	2013
Property—current period—notable losses	0.0%	5.1%
Property—change in prior accident years	(30.1)%	(35.6)%
Property—current period excluding items above	69.0%	58.0%
Property—loss ratio	38.9%	27.5%

	Losses and Loss Expenses - Property Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable losses	$—	$4,717	$(4,717)
Property - change in prior accident years	(30,620)	(33,103)	2,483
Property—current period excluding items above	70,185	53,978	16,207
Property - losses and loss expenses	$39,565	$25,592	$13,973
The property lines experienced favorable loss reserve development in both periods, due to a combination of favorable development on notable losses, primarily the Tohoku earthquake, and lower than expected development on both large and attritional losses. The current six months loss ratio, excluding the impact of notable losses, was higher by 11.0 percentage points, representing a higher level of attritional claims experienced compared to the prior year six months, including a construction fire loss of $8.3 million.

	Losses and Loss Expense Ratio - Marine Lines
	Six Months Ended June 30,
	2014	2013
Marine—current period—notable losses	0.0%	1.2%
Marine—change in prior accident years	(3.5)%	(12.7)%
Marine—current period excluding items above	55.8%	46.4%
Marine—loss ratio	52.3%	34.9%

	Losses and Loss Expenses - Marine Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Marine - current period—notable losses	$—	$2,000	$(2,000)
Marine—change in prior accident years	(6,269)	(21,815)	15,546
Marine—current period excluding items above	98,261	79,866	18,395
Marine - losses and loss expenses	$91,992	$60,051	$31,941
The marine lines experienced $15.5 million lower favorable loss reserve development compared to the prior year six months. The favorable development on known large losses in the current six months was lower than the favorable development on attritional claims during the prior year six months.
The current six months loss ratio, excluding the impact of notable losses, was higher by 9.4 percentage points, representing a higher level of attritional claims experienced compared to the prior year six months, primarily due to a ferry loss.

	Losses and Loss Expense Ratio - Specialty Lines
	Six Months Ended June 30,
	2014	2013
Specialty—current period—notable losses	0.0%	0.0%
Specialty—change in prior accident years	(18.2)%	(14.0)%
Specialty—current period excluding items above	55.3%	60.0%
Specialty—loss ratio	37.1%	46.0%

	Losses and Loss Expenses - Specialty Lines
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Specialty - current period—notable losses	$—	$—	$—
Specialty—change in prior accident years	(26,878)	(20,072)	(6,806)
Specialty—current period excluding items above	81,787	85,883	(4,096)
Specialty - losses and loss expenses	$54,909	$65,811	$(10,902)
The specialty lines experienced $6.8 million higher favorable loss reserve development, primarily related to lower than expected development on attritional claims and lower emergence of events during the current six months.
Policy Acquisition Costs

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$13,098	12.9%	$9,927	10.7%
Marine	42,722	24.3%	37,903	22.0%
Specialty	34,701	23.4%	34,363	24.0%
Total	$90,521	21.2%	$82,193	20.1%
The property acquisition cost ratio increased by 2.2 percentage points due to lower ceded acquisition costs on quota share premiums as a result of underlying business being written directly through Validus Re Swiss. The increase in the marine acquisition cost ratio was due to profit commission adjustments that reduced costs for the six months ended June 30, 2013.

General and Administrative and Share Compensation Expenses

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$69,322	16.3%	$63,104	15.5%
Share compensation expenses	5,444	1.3%	3,762	0.9%
Total	$74,766	17.6%	$66,866	16.4%
General and administrative expenses increased by $6.2 million due to salary increases, an increase in overall headcount and a strengthening of the British pound against the U.S. dollar compared to the prior year six months.
Selected Underwriting Ratios
The following table presents the loss and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Loss and loss expense ratio	43.8%	37.1%
Policy acquisition cost ratio	21.2%	20.1%
General and administrative expense ratio (a)	17.6%	16.4%
Expense ratio	38.8%	36.5%
Combined ratio	82.6%	73.6%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the six months ended June 30, 2014 of 9.0 percentage points compared to the six months ended June 30, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$9,454	$8,704	$750
Cash and cash equivalents	656	1,061	(405)
Total gross investment income	10,110	9,765	345
Investment expenses	(753)	(664)	(89)
Total	$9,357	$9,101	$256
Net investment income for the six months ended June 30, 2014 and 2013 was comparable.

Year To Date Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the six months ended June 30, 2014, net of eliminations related to the operating segments, were $35.8 million compared to $30.2 million for the six months ended June 30, 2013, an increase of $5.6 million or 18.4%. General and administrative expenses increased due to an increase in headcount. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the six months ended June 30, 2014, net of operating segment eliminations were $5.3 million compared to $2.1 million for the six months ended June 30, 2013, an increase of $3.3 million or 155.9%. The increase of $3.3 million was primarily due to a higher level of awards being issued during 2013 compared to earlier years.
Corporate finance expenses for the six months ended June 30, 2014, net of eliminations related to the operating segments, were $22.8 million compared to $19.1 million for the six months ended June 30, 2013, an increase of $3.7 million or 19.2%.
Transaction expenses for the six months ended June 30, 2014 were $3.3 million compared to $nil for the six months ended June 30, 2013. The transaction expenses relate to costs incurred in connection with the proposed acquisition of Western World and are primarily comprised of legal, financial advisory and audit related services.
Year to Date Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since management does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized Gains (Losses) on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Net realized gains on investments	$11,598	$5,130	$6,468
Change in net unrealized gains (losses) on investments	101,120	(148,585)	249,705
Net realized gains and change in net unrealized gains (losses) on investments	$112,718	$(143,455)	$256,173
The movement in the change in net realized gains and unrealized gains (losses) on investments of $256.2 million was due to a favorable movement in net realized and unrealized gains on fixed maturity and short term investments of $94.5 million and a favorable movement in net realized and unrealized gains on other investments of $161.6 million.
The favorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve and a tightening of corporate bond spreads. The favorable movement on other investments was primarily due to improved performance of the Paulson hedge funds held by PaCRe.
Income From Investment Affiliate

	Income From Investment Affiliate
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Income from investment affiliate	$6,127	$3,230	$2,897
Income from investment affiliate for the six months ended June 30, 2014 was $2.9 million higher than the six months ended June 30, 2013. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the six months ended March 31, 2014 and 2013, respectively.

Foreign Exchange (Losses) Gains
The Company's reporting currency is the U.S. dollar. As a significant portion of the Company's operations are transacted in currencies other than the U.S. dollar, fluctuations in foreign exchange rates may affect period-to-period comparisons. The Company's largest foreign currency fluctuation exposures are to the following currencies, with the movement in each currency against the U.S. dollar shown in the table below:

U.S. dollar strengthened (weakened) against:	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
British Pound sterling	(3.2)%	6.7%
Euro	0.4%	1.3%
Canadian dollar	0.4%	5.7%
Swiss franc	(0.7)%	3.2%
Australian dollar	(5.5)%	13.3%
New Zealand dollar	(6.2)%	6.4%
Singapore dollar	(1.3)%	3.8%
Japanese yen	(3.6)%	14.5%

	Foreign Exchange
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Foreign exchange losses	$(3,320)	$(1,301)	$(2,019)
Foreign exchange losses for the six months ended June 30, 2014 were $3.3 million compared to $1.3 million for the six months ended June 30, 2013, an unfavorable movement of $2.0 million, or 155.2%, due to the U.S. dollar weakening against currencies, particularly the New Zealand and Australian dollars, where we held net assets, compared to it strengthening in 2013.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash, investments and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company aims to have a limited exposure to foreign exchange fluctuations.
Net (Income) Loss Attributable to Noncontrolling Interest

	Net (Income) Loss Attributable to Noncontrolling Interest
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Net (income) loss attributable to noncontrolling interest	$(78,814)	$63,525	$(142,339)
For the six months ended June 30, 2014, net income attributable to noncontrolling interest was $78.8 million, which was comprised of operating income of $3.6 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating gain of $75.2 million, primarily on the investment portfolio within PaCRe.
For the six months ended June 30, 2013, net loss attributable to noncontrolling interest was $63.5 million, which was comprised of operating income of $4.9 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $68.4 million, primarily on the investment portfolio within PaCRe.

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

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net operating income	134,702	114,155	282,296	331,966
Net realized gains on investments	7,858	3,409	11,598	5,130
Change in net unrealized gains (losses) on investments	45,427	(141,348)	101,120	(148,585)
Income from investment affiliate	779	1,753	6,127	3,230
Transaction expenses	(3,252)	—	(3,252)	—
Foreign exchange gains (losses)	3,158	(8,223)	(3,320)	(1,301)
Net income	$188,672	$(30,254)	$394,569	$190,440
Operating income indicates the performance of the Company’s core underwriting function, excluding revenues and expenses such as the reconciling items in the table above. The Company believes the reporting of operating income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance business. This profitability is influenced significantly by earned premium growth, adequacy of the Company’s pricing and loss frequency and severity. Over time it is also influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through its management of acquisition costs and other underwriting expenses.
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

The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at June 30, 2014 and December 31, 2013.

(Dollars in thousands, except share and per share amounts)	As at June 30, 2014
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,777,106	91,394,939		$41.33

Book value per diluted common share
Total shareholders' equity available to Validus	3,777,106	91,394,939
Assumed exercise of outstanding warrants	90,950	5,174,114	$17.58
Assumed exercise of outstanding stock options	27,313	1,477,694	$18.48
Unvested restricted shares	—	2,991,261
Book value per diluted common share	$3,895,369	101,038,008		$38.55
Adjustment for accumulated dividends				$8.28
Book value per diluted common share plus accumulated dividends				$46.83

(Dollars in thousands, except share and per share amounts)	As at December 31, 2013
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,704,094	96,044,312		$38.57

Book value per diluted common share
Total shareholders' equity available to Validus	3,704,094	96,044,312
Assumed exercise of outstanding warrants	98,513	5,296,056	$18.60
Assumed exercise of outstanding stock options	29,688	1,572,713	$18.88
Unvested restricted shares	—	2,853,083
Book value per diluted common share	$3,832,295	105,766,164		$36.23
Adjustment for accumulated dividends				$7.68
Book value per diluted common share plus accumulated dividends				$43.91
Liquidity and Capital Resources
Investments
At June 30, 2014, the Company held investments totaling $6,754.9 million, compared to $6,912.4 million at December 31, 2013, a decrease of $157.5 million, or 2.3%, primarily as a result of share repurchase activity. A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments, such as government and government agency securities, corporate debt securities, bank loans and mortgage-backed and asset-backed securities. At June 30, 2014, the average duration of the Company’s fixed maturity and short term investment portfolio was 1.67 years (December 31, 2013: 1.60 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.

The Company’s investment portfolio is also structured to preserve capital. With the exception of the Company's bank loan portfolio and catastrophe bonds, the Company’s investment guidelines require that fixed income investments are rated BBB- or higher at the time of purchase. At June 30, 2014, the Company’s total investment portfolio including cash had an average credit quality rating of AA- ( December 31, 2013 : AA-) and an effective yield of 1.24% (December 31, 2013 : 1.29%) for the six months then ended. The estimated fair value of investment grade fixed maturities, as at June 30, 2014 was $4,589.0 million, or 89.0% of the fixed maturity portfolio, compared to $4,764.6 million as at December 31, 2013, or 86.0%, a decrease of $175.6 million, or 3.7%. The estimated fair value of non-investment grade fixed maturities, excluding bank loans, as at June 30, 2014 was $55.7 million compared to $92.8 million as at December 31, 2013, a decrease of $37.2 million, or 40.0%.
The Company also has an allocation to other investments, primarily hedge funds. At June 30, 2014, these other investments, excluding noncontrolling interests, totaled $236.6 million, or 3.8%, of total investments, excluding noncontrolling interest (December 31, 2013 : $128.9 million or 2.0%). For further details related to the investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see Notes 3 and 4 to the Consolidated Financial Statements in Part I, Item 1.
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
The estimated fair value of investments at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$1,031,777	16.7%	$1,364,679	21.1%
Non-U.S. government and government agency	447,070	7.2%	459,068	7.2%
U.S. states, municipalities and political subdivision	49,440	0.8%	43,120	0.7%
Agency residential mortgage-backed securities	315,105	5.1%	311,499	4.9%
Non-agency residential mortgage-backed securities	17,781	0.3%	15,759	0.2%
U.S. corporate	1,312,509	21.2%	1,332,484	20.8%
Non-U.S. corporate	693,588	11.2%	714,325	11.2%
Bank loans	520,725	8.4%	717,116	11.2%
Catastrophe bonds	38,063	0.6%	74,551	1.2%
Asset-backed securities	606,742	9.8%	509,657	8.0%
Commercial mortgage-backed securities	121,829	2.1%	—	—%
Total fixed maturities	5,154,629	83.4%	5,542,258	86.5%
Total short-term investments (a) (b)	816,820	13.2%	751,778	11.7%
Total other investments	783,423	12.7%	618,316	9.7%
Total investments	6,754,872	109.3%	6,912,352	107.9%
Noncontrolling interest (a)	(569,290)	(9.2)%	(489,402)	(7.6)%
Redeemable noncontrolling interest (b)	(8,305)	(0.1)%	(18,365)	(0.3)%
Total investments excluding noncontrolling interest	$6,177,277	100.0%	$6,404,585	100.0%

(a)
Included in the short-term investments and the hedge funds balances are investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

(b)
Included in the short-term investments balance are investments held by one AlphaCat ILS fund which is consolidated by the Company but in which the Company has an equity interest of less than 100%. The remaining interests are held by third party investors and included in the Consolidated Balance Sheets as redeemable noncontrolling interest.

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

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total
United Kingdom	$126,563	11.1%	$153,248	13.1%
Supranational	65,697	5.8%	74,834	6.4%
Germany	60,908	5.3%	59,274	5.1%
France	34,379	3.0%	29,395	2.5%
Province of Ontario	27,696	2.4%	24,340	2.1%
Netherlands	24,806	2.2%	24,097	2.1%
Norway	22,829	2.0%	22,430	1.9%
Other (individual jurisdictions below $20,000)	84,192	7.4%	71,450	5.9%
Total Non-U.S. Government Securities	447,070	39.2%	459,068	39.1%
European Non-U.S. Corporate Securities	235,095	20.6%	248,613	21.2%
United Kingdom Non-U.S. Corporate Securities	179,420	15.7%	165,845	14.1%
Other Non-U.S. Corporate Securities	279,073	24.5%	299,867	25.6%
Total Non-U.S. Fixed Income Portfolio	$1,140,658	100.0%	$1,173,393	100.0%
The Company manages its corporate debt securities by limiting its exposure to any single issuer, excluding government and agency securities, to 3% or less of its total investments and cash. At June 30, 2014, the Company did not have an aggregate exposure to any single issuer of more than 0.9%, other than with respect to government and government agency securities. The top ten exposures to fixed income corporate issuers at June 30, 2014 are as follows:

(Dollars in thousands)	June 30, 2014
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
JPMorgan Chase & Co	72,917	A	0.9%
Bank of New York Mellon Corp	51,231	A+	0.6%
Anheuser-Busch Inbev SA	44,046	A	0.6%
Bank of America Corp	43,533	A-	0.5%
BP PLC	42,216	A	0.5%
Wells Fargo & Company	39,861	A+	0.5%
General Electric Co	36,899	A+	0.5%
Apple Inc	34,799	AA+	0.4%
Goldman Sachs Group Inc	34,442	A-	0.4%
HSBC Holdings Plc	32,981	A+	0.4%
Total	432,925		5.3%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

(b)
Credit exposures represent only direct exposure to fixed maturities and short-term investments of the parent issuer and its major subsidiaries. These exposures exclude asset and mortgage backed securities that were issued, sponsored or serviced by the parent.

(c)
Investment ratings are the median of Moody's, Standard & Poor's and Fitch, presented in Standard & Poor's equivalent rating. For investments where three ratings are unavailable, the lower of the ratings shall apply, presented in Standard & Poor's equivalent rating.

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	June 30, 2014
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,172	43.7%	22.3%	$4,172
AlphaCat Re 2012	2,204	49.0%	37.9%	2,204
AlphaCat 2013	2,580	40.9%	19.7%	2,580
AlphaCat 2014	22,000	42.3%	19.6%	25,014
AlphaCat ILS funds	133,455	n/a	(a)	139,022
Aquiline Financial Services Fund II L.P.	32,110	n/a	6.7%	40,627
Total	$196,521			$213,619

(a)	Equity ownership in the two funds were 8.6% and 49.0%, respectively as at June 30, 2014.

	December 31, 2013
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	n/a	9.1%	21,895
Aquiline Financial Services Fund II L.P.	32,110	n/a	6.7%	34,500
Total	$129,646			$141,243
During the first six months of 2014, the Company received partial returns of investment from AlphaCat Re 2011 and AlphaCat 2013 of $5.8 million and $51.2 million, respectively. The Company expects to receive further returns of investment during the year from AlphaCat Re 2011, AlphaCat Re 2012 and AlphaCat 2013.
Reserves for Losses and Loss Expenses
At June 30, 2014, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at June 30, 2014
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$728,200	$532,445	$1,260,645
Marine	467,499	430,824	898,323
Specialty	242,122	466,217	708,339
Total	$1,437,821	$1,429,486	$2,867,307

	As at June 30, 2014
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$628,824	$457,240	$1,086,064
Marine	427,651	398,823	826,474
Specialty	212,465	403,570	616,035
Total	$1,268,940	$1,259,633	$2,528,573
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended June 30, 2014.

	Three Months Ended June 30, 2014
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,628,907	$9,731	$1,358,977	$(72,556)	$2,925,059
Losses and loss expenses recoverable	(99,563)	—	(321,400)	72,556	(348,407)
Net reserves for losses and loss expenses, beginning of period	1,529,344	9,731	1,037,577	—	2,576,652
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	104,356	715	126,330	—	231,401
Prior years	(26,668)	(3,748)	(42,240)	—	(72,656)
Total incurred losses and loss expenses	77,688	(3,033)	84,090	—	158,745

Net paid losses	(143,067)	(513)	(72,397)	—	(215,977)
Foreign exchange	2,029	9	7,115	—	9,153
Net reserve for losses and loss expenses, end of period	1,465,994	6,194	1,056,385	—	2,528,573
Losses and loss expenses recoverable	89,952	—	328,492	(79,710)	338,734
Reserve for losses and loss expenses, end of period	$1,555,946	$6,194	$1,384,877	$(79,710)	$2,867,307
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended June 30, 2014, favorable loss reserve development on prior accident years was $72.7 million of which $26.7 million related to the Validus Re segment, $3.7 million related to the AlphaCat segment and $42.2 million related to the Talbot segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the six months ended June 30, 2014.

	Six Months Ended June 30, 2014
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,723,465	$17,612	$1,362,574	$(73,252)	$3,030,399
Losses and loss expenses recoverable	(105,601)	—	(337,805)	73,252	(370,154)
Net reserves for losses and loss expenses, beginning of period	1,617,864	17,612	1,024,769	—	2,660,245
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	182,539	715	250,233	—	433,487
Prior years	(36,696)	(11,608)	(63,767)	—	(112,071)
Total incurred losses and loss expenses	145,843	(10,893)	186,466	—	321,416

Net paid losses	(311,164)	(513)	(162,382)	—	(474,059)
Foreign exchange	13,451	(12)	7,532	—	20,971
Net reserve for losses and loss expenses, end of period	1,465,994	6,194	1,056,385	—	2,528,573
Losses and loss expenses recoverable	89,952	—	328,492	(79,710)	338,734
Reserve for losses and loss expenses, end of period	$1,555,946	$6,194	$1,384,877	$(79,710)	$2,867,307
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the six months ended June 30, 2014, favorable loss reserve development on prior accident years was $112.1 million of which $36.7 million related to the Validus Re segment, $11.6 million related to the AlphaCat segment and $63.8 million related to the Talbot segment.
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
The reserves for notable loss events table below does not disclose 2010 or 2011 notable loss events. Deepwater Horizon, a 2010 event, had closing reserves at June 30, 2014, of $66.1 million, excluding reserves assumed as part of the Flagstone acquisition.

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's)

2012 NOTABLE LOSS EVENTS		Year Ended December 31, 2012			Year Ended December 31, 2013			Six Months Ended June 30, 2014
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2012	Unfavorable (b)	of RDE	December 31, 2013	Unfavorable (b)	of RDE	June 30, 2014
Hurricane Sandy	$361,036	$—	—	$361,036	$(2,009)	—	$359,027	(645)	—	$358,382
Costa Concordia	76,197	(2,061)	—	74,136	39,567	—	113,703	15,866	—	129,569
Cat 67	22,713	5,377	—	28,090	(8,817)	—	19,273	(999)	—	18,274
U.S. Drought	22,021	—	—	22,021	4,619	—	26,640	100	—	26,740
Hurricane Isaac	15,209	67	—	15,276	(9,374)	—	5,902	(20)	—	5,882
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$23,986	$—	$524,545	$14,302	$—	$538,847

		Year Ended December 31, 2012			Year Ended December 31, 2013			Six Months Ended June 30, 2014
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss				December 31, 2012			December 31, 2013			June 30, 2014
Hurricane Sandy			$38,515	$322,521		$134,978	$185,534		$27,317	$157,572
Costa Concordia			13,040	61,096		36,456	64,207		21,002	59,071
Cat 67			13,432	14,658		2,332	3,509		166	2,344
U.S. Drought			12,346	9,675		14,294	—		7	93
Hurricane Isaac			313	14,963		3,727	1,862		367	1,475
Total 2012 Notable Loss Events			$77,646	$422,913		$191,787	$255,112		$48,859	$220,555

2013 NOTABLE LOSS EVENTS					Year Ended December 31, 2013			Six Months Ended June 30, 2014
					Development		Closing	Development		Closing
		Initial			(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss		Estimate (a)			Unfavorable (b)	of RDE	December 31, 2013	Unfavorable (b)	of RDE	June 30, 2014
European Floods		$77,587			$(16,762)	—	$60,825	$(22,111)	—	$38,714
Total 2013 Notable Loss Events		$77,587			$(16,762)	$—	$60,825	$(22,111)	$—	$38,714

					Year Ended December 31, 2013			Six Months Ended June 30, 2014
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss							December 31, 2013			June 30, 2014
European Floods						$8,006	$52,819		$8,209	$22,499
Total 2013 Notable Loss Events						$8,006	$52,819		$8,209	$22,499

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.

Sources of Liquidity
Holding Company Liquidity
Validus Holdings, Ltd. is a holding company and conducts no operations of its own. The Company relies primarily on cash dividends and other permitted payments from operating subsidiaries within the Validus Re, AlphaCat and Talbot segments to pay dividends, finance expenses and other holding company expenses. There are restrictions on the payment of dividends from most operating subsidiaries, primarily due to regulatory requirements in the jurisdictions in which the operating subsidiaries are domiciled. The Company believes the dividend/distribution capacity of the Company’s subsidiaries will provide the Company with sufficient liquidity for the foreseeable future. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing capital structure to meet short and long-term objectives.
The following table details the capital resources of the Company's more significant subsidiaries on an unconsolidated basis.

Capital at
(Dollars in thousands)	June 30, 2014
Validus Reinsurance, Ltd. (consolidated)	4,052,093
Noncontrolling interest in PacRe, Ltd.	575,347
Redeemable noncontrolling interest in AlphaCat ILS fund	66,282
Talbot Holdings, Ltd. (consolidated)	764,472
Other subsidiaries, net	73,965
Other, net (a)	(324,822)
Total consolidated capitalization	5,207,337
Senior notes payable	(247,252)
Debentures payable	(541,350)
Redeemable noncontrolling interest in AlphaCat ILS fund	(66,282)
Total shareholders' equity	$4,352,453
(a) Other, net includes balances arising from transactions between Validus Holdings, Ltd. and its subsidiaries.
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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the six months ended June 30, 2014 and 2013 is provided in the following table.

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
Net cash provided by operating activities	$17,443	$193,105	$(175,662)
Net cash provided by investing activities	342,274	231,752	110,522
Net cash (used in) financing activities	(262,750)	(282,942)	20,192
Effect of foreign currency rate changes on cash and cash equivalents	13,097	(44,233)	57,330
Net increase in cash	$110,064	$97,682	$12,382
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash used in operating activities during the six months ended June 30, 2014 was $17.4 million compared to $193.1 million for six months ended June 30, 2013, an unfavorable movement of $175.7 million. This unfavorable movement reflects the lower level of business written in the current year, together with the timing of certain retrocessional coverage payments and returns on investments made to third party investors in affiliates.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under the Company's contractual commitments as well as most loss scenarios through the foreseeable future.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at June 30, 2014, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $6,754.9 million or 85.3% of total cash and investments.
Net cash provided by investing activities during the six months ended June 30, 2014 was $342.3 million compared to $231.8 million for the six months ended June 30, 2013, a favorable movement of $110.5 million. This favorable movement was due to a reduction of $1,389.2 million in fixed maturity securities purchases, offset by a net increase of $592.8 million in the purchase of short-term investments and a reduction in proceeds on the sale of investments of $706.6 million.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, and the issuance and repayment of notes to operating affiliates.
Net cash used in financing activities during the six months ended June 30, 2014 was $262.8 million compared to $282.9 million during the six months ended June 30, 2013, a favorable movement of $20.2 million. This favorable movement was driven primarily by a decrease in dividends paid of $236.5 million as a result of the special dividend that was paid in the first quarter of 2013, with no comparative dividend in the current year, as well as a decrease of $159.8 million in the repurchase of common shares under the share repurchase program. These were offset by a $306.5 million movement in the net issuance and repayment of notes payable to operating affiliates and a lower level of third party investment in noncontrolling interests in the current year.

Capital Resources
The following table details the Company's capital position as at June 30, 2014 and December 31, 2013.

Capitalization (Dollars in thousands)	June 30, 2014	December 31, 2013
Senior Notes (a)	$247,252	$247,198
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	251,550	251,616
Total debt	788,602	788,614

Redeemable noncontrolling interest	66,282	86,512

Ordinary shares, capital and surplus available to Validus	3,774,646	3,704,711
Accumulated other comprehensive income (loss)	2,460	(617)
Noncontrolling interest	575,347	497,657
Total shareholders' equity (d)	4,352,453	4,201,751

Total capitalization (d) (f)	5,207,337	5,076,877
Total capitalization available to Validus (e) (f)	$4,565,708	$4,492,708

Debt to total capitalization	15.1%	15.5%
Debt (excluding JSDs) to total capitalization	4.7%	4.9%
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

(d)	Total capitalization equals total shareholders' equity plus redeemable noncontrolling interest, Senior Notes and Junior Subordinated Deferrable Debentures.

(e)	Total capitalization available to Validus equals total shareholder's equity less noncontrolling interest plus Senior Notes and Junior Subordinated Deferrable Debentures.

(f)
The Company does not include notes payable to operating affiliate investors within total capitalization, since these are issued to some of the Company's operating affiliates specifically for the purpose of purchasing capital market products and writing collateralized reinsurance.

Shareholders' Equity
Shareholders' equity available to Validus at June 30, 2014 was $3,777.1 million.
On July 29, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, which is payable on September 30, 2014 to shareholders and warrant holders of record on September 15, 2014. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company's financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
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
Debt and Financing Arrangements
The following table details the Company's borrowings and credit facilities as at June 30, 2014.

(Dollars in thousands)	Maturity Date / Term	Commitments	Issued and Outstanding (a)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	305,330
$200,000 secured bi-lateral letter of credit facility	Evergreen	200,000	17,602
Talbot FAL Facility	December 31, 2015	25,000	25,000
PaCRe senior secured letter of credit facility	Evergreen	10,000	294
AlphaCat Re secured letter of credit facility	Evergreen	30,000	30,000
IPC Bi-Lateral Facility	Evergreen	40,000	19,572
$375,000 Flagstone bi-lateral facility	Evergreen	375,000	292,067
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,800	137,800
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total		$2,456,550	$1,481,215

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
Please refer to Note 12 to the Consolidated Financial Statements (Part I, Item 1) for further discussion of the Company’s debt and financing arrangements.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of August 7, 2014:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB-
Subordinated debt	bbb-	BBB	Baa3	—
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Positive	Positive	—	Stable

Talbot Syndicate 1183
Financial strength rating	A	—	—	—
Outlook on ratings	Positive	—	—	—

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A-	—	—
Outlook on ratings	Stable	Stable	—	—

(a)
The A.M. Best ratings were most recently affirmed on February 25, 2014 for Validus Holdings, Ltd, Validus Reinsurance, Ltd and Validus Reinsurance (Switzerland), Ltd. The A.M. Best rating for Lloyd's was most recently affirmed on July 19, 2013. The A.M. Best rating for Talbot Syndicate 1183 was assigned on June 18, 2014.

(b)
The S&P ratings were most recently affirmed on August 23, 2012 for Validus Holdings, Ltd and Validus Reinsurance, Ltd. The S&P rating for Validus Reinsurance (Switzerland), Ltd. was issued on December 11, 2013. The S&P rating for Lloyd's was most recently affirmed on August 28, 2012.

(c)	The Moody’s ratings were most recently affirmed on June 25, 2014 for Validus Holdings, Ltd and Validus Reinsurance, Ltd.

(d)	The Fitch ratings were most recently affirmed on February 5, 2014 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. The Fitch rating for Lloyds was upgraded on June 10, 2014.
Recent accounting pronouncements
Please refer to Note 2 to the Consolidated Financial Statements (Part I, Item 1) for discussion of relevant recent accounting pronouncements.

Critical Accounting Policies and Estimates
There are certain accounting policies that the Company considers to be critical due to the judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. The Company believes the following critical accounting policies affect significant estimates used in the preparation of the Company's Consolidated Financial Statements:

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
Interest Rate Risk: The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise and credit spreads widen, the market value of the Company’s fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline and credit spreads tighten, the market value of the Company’s fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested may earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of the insurance and reinsurance liabilities the Company assumes.
As at June 30, 2014 and December 31, 2013, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have been an estimated decrease in market value of 1.7% and 1.6%, or approximately $103.7 million and $106.0 million, respectively. As at June 30, 2014 and December 31, 2013, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of 1.6% and 1.5% or approximately $102.2 million and $98.1 million, respectively.
As at June 30, 2014, the Company held $1,061.5 million (December 31, 2013: $836.9 million), or 20.6% (December 31, 2013: 15.1%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company would be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and would be reinvested at the prevailing interest rates.
Foreign Currency Risk: Certain of the Company's (re)insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under these contracts with cash and investments that are denominated in such currencies. As of June 30, 2014, $931.4 million, or 8.9% of our total assets and $896.3 million, or 14.9% of our total liabilities were denominated in foreign currencies. As of June 30, 2014, approximately $115.5 million, or 1.9% of our total liabilities denominated in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2013, $877.4 million, or 9.0% of our total assets and $912.8 million, or 16.7% of our total liabilities were denominated in foreign currencies. As of December 31, 2013, $133.4 million, or 2.4% of our total liabilities denominated in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 7 of Part I, Item 1 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk: The Company exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investment in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company limits credit exposure by purchasing high quality fixed income investments to maintain an average portfolio credit quality of AA- or higher with mortgage and commercial mortgage-backed issues having an aggregate weighted average credit quality of AAA. In addition, the Company has limited the exposure to any single issuer to 3.0% or less of total investments, excluding treasury and agency securities. With the exception of the bank loan portfolio, the Company’s investment guidelines require that investments be rated BBB- or higher at the time of purchase. Where investments are downgraded below BBB-/Baa3, the Company permits its investment managers to hold up to 2.0% in aggregate market value, or up to 10.0% with written authorization of the Company. At June 30, 2014, 1.0% of the portfolio, excluding bank loans, was below BBB-/Baa3 and there was no aggregate exposure to any single issuer of more than 0.9% of total investments, other than with respect to government and agency securities.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At June 30, 2014, 98.4% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2013: 96.7%, rated A-) or from reinsurers posting full collateral.
Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 6.8% (December 31, 2013: 9.2%) of total cash and investments at June 30, 2014. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At June 30, 2014, the Company had $1,270.2 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments and government and government agency securities. Details of the Company's debt and financing arrangements at June 30, 2014 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	305,330
$200,000 secured bi-lateral letter of credit facility	Evergreen	17,602
Talbot FAL facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	Evergreen	294
AlphaCat Re secured letter of credit facility	Evergreen	30,000
IPC Bi-Lateral Facility	Evergreen	19,572
$375,000 Flagstone bi-lateral facility	Evergreen	292,067
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	137,800
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total		$1,481,215
Inflation Risk: We do not believe that inflation has had or will have a material effect on the Company's combined results of operations, except insofar as (a) inflation may affect interest rates, and (b) losses and loss expenses may be affected by inflation.

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
As at June 30, 2014, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
Please refer to the discussion of Risk factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has repurchased approximately 62.5 million common shares for an aggregate purchase price of $1,931.5 million from the inception of the share repurchase program to August 5, 2014.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization is $343.0 million as of August 5, 2014.

Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares which have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at March 31, 2014				Quarter ended
Effect of share repurchases:	(cumulative)	April	May	June	June 30, 2014
Aggregate purchase price (a)	$1,917,688	$—	$—	$—	$—
Shares repurchased	62,171,982	$—	$—	$—	$—
Average price (a)	$30.84	$—	$—	$—	$—

Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$2.93
Diluted EPS - Quarter (c)					$0.61

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at June 30, 2014 (cumulative)	July	August	As at August 5, 2014	Cumulative to Date Effect
Aggregate purchase price (a)	$1,917,688	$6,887	$6,902	$13,789	$1,931,477
Shares repurchased	62,171,982	187,661	188,560	376,221	62,548,203
Average price (a)	$30.84	$36.70	$36.60	$36.65	$30.88

(a)	Share transactions are on a trade date basis through August 5, 2014 and are inclusive of commissions. Average share price is rounded to two decimal places.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit	Description
Exhibit 10.1*	Amendment No. 1 to Employment Agreement between Validus America, Inc. and Romel Salam dated as of May 20, 2014.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101.1 INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	August 7, 2014	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	August 7, 2014	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer