Form 10-Q
period 2014-09-30
VALIDUS HOLDINGS LTD
filed 2014-11-07
CIK 1348259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
 Form 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 5, 2014 there were 87,376,871 outstanding Common Shares, $0.175 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Validus Holdings, Ltd.
Consolidated Balance Sheets
As at September 30, 2014 (unaudited) and December 31, 2013
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Fixed maturities, at fair value (amortized cost: 2014—$4,668,585; 2013—$5,522,853)	$4,670,173	$5,542,258
Short-term investments, at fair value (amortized cost: 2014—$1,684,997; 2013—$751,734)	1,684,982	751,778
Other investments, at fair value (cost: 2014—$714,508; 2013—$637,728)	718,633	618,316
Cash and cash equivalents	843,747	1,056,346
Total investments and cash	7,917,535	7,968,698
Investments in affiliates	217,612	141,243
Premiums receivable	936,306	697,233
Deferred acquisition costs	186,277	134,269
Prepaid reinsurance premiums	129,809	103,251
Securities lending collateral	9,056	3,392
Loss reserves recoverable	298,502	370,154
Paid losses recoverable	62,991	80,080
Intangible assets	103,287	106,407
Goodwill	20,393	20,393
Accrued investment income	15,415	18,876
Other assets	155,867	202,436
Total assets	$10,053,050	$9,846,432

Liabilities
Reserve for losses and loss expenses	$2,752,168	$3,030,399
Unearned premiums	1,158,429	824,496
Reinsurance balances payable	141,482	154,874
Securities lending payable	9,522	3,858
Deferred income taxes	11,687	19,086
Net payable for investments purchased	54,735	19,383
Accounts payable and accrued expenses	186,649	278,187
Notes payable to operating affiliates	655,976	439,272
Senior notes payable	247,279	247,198
Debentures payable	539,953	541,416
Total liabilities	$5,757,880	$5,558,169

Commitments and contingent liabilities
Redeemable noncontrolling interest	70,473	86,512

Shareholders’ equity
Common shares, 571,428,571 authorized, par value $0.175 (Issued: 2014—155,253,556; 2013—154,488,497; Outstanding: 2014—89,112,271; 2013—96,044,312)	$27,169	$27,036
Treasury shares (2014—66,141,285; 2013—58,444,185)	(11,575)	(10,228)
Additional paid-in-capital	1,413,145	1,677,894
Accumulated other comprehensive loss	(2,738)	(617)
Retained earnings	2,276,409	2,010,009
Total shareholders’ equity available to Validus	3,702,410	3,704,094
Noncontrolling interest	522,287	497,657
Total shareholders’ equity	$4,224,697	$4,201,751

Total liabilities, noncontrolling interests and shareholders’ equity	$10,053,050	$9,846,432
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Gross premiums written	$358,974	$356,760	$2,026,639	$2,163,833
Reinsurance premiums ceded	(30,137)	(39,415)	(275,610)	(348,027)
Net premiums written	328,837	317,345	1,751,029	1,815,806
Change in unearned premiums	165,859	213,943	(307,373)	(205,999)
Net premiums earned	494,696	531,288	1,443,656	1,609,807
Net investment income	25,261	20,009	69,909	71,868
Net realized gains (losses) on investments	4,595	(6,320)	16,193	(1,190)
Change in net unrealized (losses) gains on investments	(84,974)	69,967	16,146	(78,618)
Income from investment affiliate	1,754	1,044	7,881	4,274
Other (loss) income	(4,080)	(2,806)	14,985	4,297
Foreign exchange (losses) gains	(11,441)	6,036	(14,761)	4,735
Total revenues	425,811	619,218	1,554,009	1,615,173

Expenses
Losses and loss expenses	224,125	177,965	545,541	587,780
Policy acquisition costs	86,404	94,900	251,006	275,663
General and administrative expenses	83,319	81,089	231,606	232,335
Share compensation expenses	8,764	10,527	24,252	19,483
Finance expenses	15,354	15,317	47,380	47,252
Transaction expenses	149	—	3,401	—
Total expenses	418,115	379,798	1,103,186	1,162,513

Income before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	7,696	239,420	450,823	452,660
Tax benefit (expense)	953	(5)	(398)	220
Income from operating affiliates	3,761	1,463	13,580	8,779
(Income) attributable to operating affiliate investors	(25,807)	(11,815)	(82,833)	(42,156)
Net (loss) income	$(13,397)	$229,063	$381,172	$419,503
Net loss (income) attributable to noncontrolling interest	53,069	(45,694)	(25,745)	17,831
Net income available to Validus	$39,672	$183,369	$355,427	$437,334

Other comprehensive (loss) income
Foreign currency translation adjustments	(5,198)	4,390	(2,121)	(5,209)

Other comprehensive (loss) income	$(5,198)	$4,390	$(2,121)	$(5,209)

Comprehensive income available to Validus	$34,474	$187,759	$353,306	$432,125

Earnings per share
Weighted average number of common shares and common share equivalents outstanding
Basic	90,593,329	99,834,563	91,665,950	103,451,396
Diluted	91,939,610	103,613,766	95,937,641	105,264,913

Basic earnings per share available to common shareholders	$0.42	$1.82	$3.83	$4.06
Earnings per diluted share available to common shareholders	$0.41	$1.77	$3.70	$3.99

Cash dividends declared per share	$0.30	$0.30	$0.90	$2.90
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Common shares
Balance - Beginning of period	$27,036	$26,722
Common shares issued, net	133	296
Balance - End of period	$27,169	$27,018

Treasury shares
Balance - Beginning of period	$(10,228)	$(7,836)
Repurchase of common shares	(1,347)	(1,699)
Balance - End of period	$(11,575)	$(9,535)

Additional paid-in capital
Balance - Beginning of period	$1,677,894	$2,160,478
Common shares redeemed, net	(3,822)	(134)
Repurchase of common shares	(285,179)	(355,485)
Share compensation expenses	24,252	19,483
Balance - End of period	$1,413,145	$1,824,342

Accumulated other comprehensive loss
Balance - Beginning of period	$(617)	$(2,953)
Amounts reclassified to retained earnings	—	4,290
Other comprehensive loss	(2,121)	(5,209)
Balance - End of period	$(2,738)	$(3,872)

Retained earnings
Balance - Beginning of period	$2,010,009	$1,844,416
Dividends	(89,027)	(331,251)
Net income	381,172	419,503
Net (income) loss attributable to noncontrolling interest	(25,745)	17,831
Amounts reclassified from accumulated other comprehensive loss	—	(4,290)
Balance - End of period	$2,276,409	$1,946,209

Total shareholders’ equity available to Validus	$3,702,410	$3,784,162

Noncontrolling interest	$522,287	$471,933

Total shareholders’ equity	$4,224,697	$4,256,095

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Validus Holdings, Ltd.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$381,172	$419,503
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share compensation expenses	24,252	19,483
Gain on sale of subsidiary	(709)	—
Gain on deconsolidation of subsidiary	(1,372)	—
Amortization of discount on senior notes	81	81
Income from investment affiliate	(7,881)	(4,274)
Net realized (gains) losses on investments	(16,193)	1,190
Change in net unrealized (gains) losses on investments	(16,146)	78,618
Amortization of intangible assets	3,120	3,120
Income from operating affiliates	(13,580)	(8,779)
Foreign exchange losses included in net income	10,841	4,927
Amortization of premium on fixed maturities	11,922	14,870
Change in:
Premiums receivable	(241,175)	(226,154)
Deferred acquisition costs	(52,008)	(19,951)
Prepaid reinsurance premiums	(26,558)	(69,469)
Loss reserves recoverable	70,444	20,411
Paid losses recoverable	17,245	16,218
Income taxes recoverable	—	(3,099)
Accrued investment income	3,431	3,466
Other assets	30,125	(11,214)
Reserve for losses and loss expenses	(271,063)	(293,673)
Unearned premiums	333,933	275,468
Reinsurance balances payable	(12,836)	(634)
Deferred income taxes	(7,385)	2,565
Accounts payable and accrued expenses	(70,809)	(17,783)
Net cash provided by operating activities	148,851	204,890

Cash flows provided by (used in) investing activities
Proceeds on sales of investments	3,587,124	3,598,080
Proceeds on maturities of investments	466,872	406,079
Purchases of fixed maturities	(3,161,908)	(4,414,320)
(Purchases) sales of short-term investments, net	(961,264)	348,554
Purchases of other investments, net	(69,932)	(21,793)
Increase in securities lending collateral	(5,664)	(796)
Redemption of investment in operating affiliates	58,547	86,657
Purchase of investment in investment affiliate	—	(13,089)
Proceeds on sale of subsidiary	16,459	—
Net cash used in investing activities	(69,766)	(10,628)

Cash flows provided by (used in) financing activities
Net proceeds on issuance of notes payable to operating affiliates	43,175	418,299
(Redemption) issuance of common shares, net	(3,689)	162
Purchases of common shares under share repurchase program	(286,526)	(357,184)
Dividends paid	(89,719)	(329,201)
Increase in securities lending payable	5,664	796
Investment in third party redeemable noncontrolling interest	50,704	62,790
Investment in third party noncontrolling interest	—	58,500
Net cash used in financing activities	(280,391)	(145,838)

Effect of foreign currency rate changes on cash and cash equivalents	(11,293)	(13,185)

Net (decrease) increase in cash	(212,599)	35,239

Cash and cash equivalents - beginning of period	$1,056,346	$1,219,379

Cash and cash equivalents - end of period	$843,747	$1,254,618

Taxes paid during the period	$7,286	$5,325

Interest paid during the period	$46,421	$44,112
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
In the opinion of management, these Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. To facilitate comparison of information, certain amounts in prior periods have been reclassified to conform to current period presentation. The consolidated statement of cash flows for the nine months ended September 30, 2013 includes a reclassification of $19,400 that increased net cash flows used in financing activities and net cash flows provided by operating activities to revise the presentation of subscriptions received in advance from third party investors. For the three and nine months ended September 30, 2013, $11,815 and $42,156 respectively, have been reclassified into income attributable to operating affiliate investors from finance expenses to conform to current period presentation. All significant intercompany accounts and transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results for a full year.
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
In June 2014, the FASB issued Accounting Standard Update No. 2014-12, “Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). The amendments in this Update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued Accounting Standard Update 2014-13, “Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (ASU 2014-13). The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. The amendments in this Update provide an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

In August 2014, the FASB issued Accounting Standard Update 2014-15, “Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). The amendments in this Update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this guidance; however, it will not have a material impact on the Company's Consolidated Financial Statements.
3. Investments

(a)	Fixed maturity, short-term and other investments
The Company's investments in fixed maturities, short-term investments and other investments are classified as trading and carried at fair value, with related changes in net unrealized gains or losses included in earnings.
The amortized cost (or cost), gross unrealized gains and (losses) and estimated fair value of investments at September 30, 2014 were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and government agency	$786,318	$1,735	$(1,798)	$786,255
Non-U.S. government and government agency	383,378	1,775	(3,956)	381,197
U.S. states, municipalities and political subdivisions	73,996	557	(188)	74,365
Agency residential mortgage-backed securities	368,646	7,877	(1,296)	375,227
Non-agency residential mortgage-backed securities	17,370	238	(409)	17,199
U.S. corporate	1,168,304	5,601	(4,987)	1,168,918
Non-U.S. corporate	593,619	4,071	(3,055)	594,635
Bank loans	488,904	616	(5,732)	483,788
Catastrophe bonds	47,574	1,305	(541)	48,338
Asset-backed securities	566,135	981	(664)	566,452
Commercial mortgage-backed securities	174,341	48	(590)	173,799
Total fixed maturities	4,668,585	24,804	(23,216)	4,670,173
Total short-term investments (b)	1,684,997	4	(19)	1,684,982
Other investments
Fund of hedge funds	2,802	162	(921)	2,043
Hedge funds (a)	570,372	101,610	(104,142)	567,840
Private equity investments	11,295	3,832	(108)	15,019
Investment funds	123,840	350	—	124,190
Mutual funds	6,199	3,342	—	9,541
Total other investments	714,508	109,296	(105,171)	718,633
Total investments including noncontrolling interests	$7,068,090	$134,104	$(128,406)	$7,073,788
Noncontrolling interest (a)	$(502,830)	$(86,263)	$93,728	$(495,365)
Redeemable noncontrolling interest (b)	$(11,637)	$—	$—	$(11,637)
Total investments excluding noncontrolling interests	$6,553,623	$47,841	$(34,678)	$6,566,786

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table sets forth certain information regarding the investment ratings of the Company’s fixed maturities portfolio as at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
AAA	$2,174,861	46.6%	$2,510,781	45.3%
AA	594,858	12.7%	696,998	12.6%
A	960,153	20.6%	1,233,716	22.3%
BBB	363,626	7.8%	323,085	5.8%
Total investment-grade fixed maturities	4,093,498	87.7%	4,764,580	86.0%

BB	283,954	6.1%	354,992	6.4%
B	269,380	5.8%	383,639	6.9%
CCC	1,341	—%	2,453	—%
CC	2,330	—%	2,496	0.1%
C	146	—%	235	—%
D/NR	19,524	0.4%	33,863	0.6%
Total non-investment grade fixed maturities	576,675	12.3%	777,678	14.0%
Total fixed maturities	$4,670,173	100.0%	$5,542,258	100.0%
The amortized cost and estimated fair value amounts for fixed maturities held at September 30, 2014 and December 31, 2013 are shown below by contractual maturity. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$277,213	$278,507	$688,855	$692,768
Due after one year through five years	2,678,792	2,679,938	3,603,459	3,613,847
Due after five years through ten years	496,922	491,364	396,389	395,633
Due after ten years	89,166	87,687	3,079	3,095
	3,542,093	3,537,496	4,691,782	4,705,343
Asset-backed and mortgage-backed securities	1,126,492	1,132,677	831,071	836,915
Total fixed maturities	$4,668,585	$4,670,173	$5,522,853	$5,542,258

(b)	Net investment income
Net investment income was derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Fixed maturities and short-term investments	$22,544	$20,936	$68,048	$74,618
Other investments	2,879	—	2,879	—
Cash and cash equivalents	1,581	1,079	4,534	3,241
Securities lending income	1	3	5	3
Total gross investment income	27,005	22,018	75,466	77,862
Investment expenses	(1,744)	(2,009)	(5,557)	(5,994)
Total net investment income	$25,261	$20,009	$69,909	$71,868
Net investment income from other investments includes distributed and undistributed net income from certain investment funds.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(c)	Net realized gains (losses) and change in net unrealized (losses) gains on investments
The following represents an analysis of net realized gains (losses) and the change in net unrealized (losses) gains on investments:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Fixed maturities, short-term and other investments
Gross realized gains (a)	$8,075	$7,706	$23,184	$25,578
Gross realized (losses)	(3,480)	(14,026)	(6,991)	(26,768)
Net realized gains (losses) on investments	4,595	(6,320)	16,193	(1,190)
Change in net unrealized (losses) gains on investments (a)	(84,974)	69,967	16,146	(78,618)
Total net realized gains (losses) and change in net unrealized (losses) gains on investments including noncontrolling interest	(80,379)	63,647	32,339	(79,808)
Noncontrolling interest (a)	52,595	(42,579)	(22,613)	25,766
Total net realized gains (losses) and change in net unrealized (losses) gains on investments excluding noncontrolling interest	$(27,784)	$21,068	$9,726	$(54,042)

(a)
Includes change in net unrealized gains (losses) and realized gains on investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and is included in the Consolidated Statements of Comprehensive Income as net loss (income) attributable to noncontrolling interest.

(d)	Pledged investments
The following tables outline investments pledged as collateral under the Company's credit facilities. For further details on the credit facilities, please refer to Note 12: “Debt and financing arrangements.”

	September 30, 2014
Description	Commitment	Issued and Outstanding	Investments and cash pledged as collateral
$400,000 syndicated unsecured letter of credit facility	$400,000	$—	$—
$525,000 syndicated secured letter of credit facility	525,000	301,340	393,720
$200,000 secured bi-lateral letter of credit facility	200,000	19,743	35,414
Talbot FAL facility	25,000	25,000	31,054
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	30,059
IPC bi-lateral facility	40,000	16,975	96,633
$375,000 Flagstone bi-lateral facility	375,000	288,739	456,458
Total	$1,605,000	$682,091	$1,043,338

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
In addition, $3,035,784 of cash and cash equivalents, short-term investments and fixed maturities were pledged during the normal course of business as at September 30, 2014 (December 31, 2013: $2,947,475). Of those, $3,030,932 were held in trust (December 31, 2013: $2,942,508). Pledged assets are generally for the benefit of the Company's cedants and policyholders, to support AlphaCat's fully collateralized reinsurance transactions and to facilitate the accreditation of Talbot as an alien insurer/reinsurer by certain regulators.
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
Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead the Company to change the selection of our valuation technique (for example, from market to cash flow approach) or to use multiple valuation techniques to estimate the fair value of a financial instrument. These circumstances could cause an instrument to be reclassified between levels within the fair value hierarchy.
There have been no material changes in the Company's valuation techniques during the period, or periods, represented by these Consolidated Financial Statements. The following methods and assumptions were used in estimating the fair value of each class of financial instrument recorded in the Consolidated Balance Sheets.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

At September 30, 2014, the Company’s investments were allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
U.S. government and government agency	$—	$786,255	$—	$786,255
Non-U.S. government and government agency	—	381,197	—	381,197
U.S. states, municipalities and political subdivisions	—	74,365	—	74,365
Agency residential mortgage-backed securities	—	375,227	—	375,227
Non-agency residential mortgage-backed securities	—	17,199	—	17,199
U.S. corporate	—	1,168,918	—	1,168,918
Non-U.S. corporate	—	594,635	—	594,635
Bank loans	—	483,788	—	483,788
Catastrophe bonds	—	43,337	5,001	48,338
Asset-backed securities	—	566,452	—	566,452
Commercial mortgage-backed securities	—	173,799	—	173,799
Total fixed maturities	—	4,665,172	5,001	4,670,173
Total short-term investments (b)	1,671,911	13,071	—	1,684,982
Other investments
Fund of hedge funds	—	—	2,043	2,043
Hedge funds (a)	—	—	567,840	567,840
Private equity investments	—	—	15,019	15,019
Investment funds	—	21,310	102,880	124,190
Mutual funds	—	9,541	—	9,541
Total other investments	—	30,851	687,782	718,633
Total investments including noncontrolling interests	$1,671,911	$4,709,094	$692,783	$7,073,788
Noncontrolling interest (a)	$—	$—	$(495,365)	$(495,365)
Redeemable noncontrolling interest (b)	$(11,637)	$—	$—	$(11,637)
Total investments excluding noncontrolling interests	$1,660,274	$4,709,094	$197,418	$6,566,786

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

At September 30, 2014, Level 3 investments excluding the noncontrolling interests totaled $197,418 (December 31, 2013: $87,469), representing 3.0% (December 31, 2013: 1.4%) of total investments, excluding noncontrolling interests, measured at fair value on a recurring basis.

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
Level 3 includes financial instruments that are valued using market approach and income approach valuation techniques. These models incorporate both observable and unobservable inputs. The Company's hedge funds, a fund of hedge funds, private equity investments, an investment fund and certain catastrophe bonds are the only financial instruments in this category as at September 30, 2014. For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the fund administrators and investment managers to ensure that the hedge fund investments are following fair value principles consistent with U.S. GAAP in determining the net asset value (“NAV”).
Within the hedge fund industry, there is a general lack of transparency necessary to facilitate a detailed independent assessment of the values placed on the securities underlying the NAV provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures designed to assist in the assessment of the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager and regular evaluation of fund performance against applicable benchmarks.
Fund of hedge funds
The fund of hedge funds includes a side pocket. While a redemption request has been submitted, the timing of receipt of proceeds on the side pocket is unknown. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's August 31, 2014 NAV was used as a basis for fair value measurement in the Company's September 30, 2014 Consolidated Balance Sheet. The fund manager has provided an estimate of the fund NAV at September 30, 2014 based on the estimated performance provided from the underlying funds. To determine the reasonableness of the estimated NAV, the Company compares the one-month delayed fund administrator's NAV to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. As this valuation technique incorporates both observable and significant unobservable inputs, the fund of hedge funds is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Hedge funds
The hedge funds were valued at $567,840 at September 30, 2014 (December 31, 2013: $561,083). The hedge funds consist of investments in five Paulson & Co. managed funds (the "Paulson hedge funds") and one hedge fund assumed in the acquisition of Flagstone Reinsurance Holdings, S.A. (the "Flagstone Acquisition") (the "Flagstone hedge fund").
The Paulson hedge funds' administrator provides monthly reported NAVs with a one-month delay in its valuation. As a result, the funds' administrator's August 31, 2014 NAV was used as a partial basis for fair value measurement in the Company's September 30, 2014 Consolidated Balance Sheet. The fund manager provides an estimate of the NAV at September 30, 2014 based on estimated performance. The Company adjusts fair value to the fund manager's estimated NAV that incorporates relevant valuation sources on a timely basis. To determine the reasonableness of the estimated NAV, the Company assesses the variance between the fund manager's estimated NAV and the fund administrator's NAV. Material variances are recorded in the current reporting period while immaterial variances are recorded in the following reporting period. Historically, the Company's valuation estimates have not materially differed from the subsequent NAVs.
The Flagstone hedge fund's administrator provides quarterly NAVs with a three-month delay in valuation. As a result, the June 30, 2014 NAV was used as a basis for fair value measurement in the Company's September 30, 2014 Consolidated Balance Sheet.
As these valuation techniques incorporate both observable and significant unobservable inputs, both the Paulson hedge funds and the Flagstone hedge fund are classified as Level 3 assets. The Paulson hedge funds are subject to quarterly liquidity.
Private equity investments
Private equity investments consist of investments in five private equity funds. The private equity funds' respective fund administrators provide quarterly or semi-annual NAVs with a three-month or six-month delay in valuation as well as audited NAVs as at December 31. As a result, the June 30, 2014 or March 31, 2014 NAV was used as a basis for fair value measurement in the Company's September 30, 2014 Consolidated Balance Sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the private equity investments are classified as Level 3 assets.
Investment funds
Investment funds classified as Level 3 assets consists of one structured securities fund that invests across asset backed securities, residential mortgage backed securities and commercial mortgage backed securities. The fair value of units in the investment fund is based on the NAV of the fund as reported by the independent fund administrator. The fund's administrator provides a monthly reported NAV with a one-month delay in its valuation. As a result, the fund administrator's August 31, 2014 NAV was used as a basis for fair value measurement in the Company's September 30, 2014 Consolidated Balance Sheet. As this valuation technique incorporates both observable and significant unobservable inputs, the investment fund investment is classified as a Level 3 asset.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Level 3 investments - Beginning of period	$746,396	$505,158	$576,871	$556,234
Purchases	25,784	33,154	125,784	98,669
Sales	(24,175)	(35,264)	(49,508)	(80,095)
Settlements	—	—	(1,500)	—
Net realized gains	2,554	4,503	8,198	4,843
Change in net unrealized gains (losses)	(57,776)	42,917	26,235	(29,183)
Transfers into Level 3	—	—	6,703	—
Level 3 investments - End of period	$692,783	$550,468	$692,783	$550,468
Noncontrolling interest (a)	(495,365)	(465,472)	(495,365)	(465,472)
Level 3 investments excluding noncontrolling interest	$197,418	$84,996	$197,418	$84,996

(a)
Includes Level 3 investments held by PaCRe in which the Company has an equity interest of 10%. The remaining 90% interest is held by third party investors and included in the Consolidated Balance Sheets as noncontrolling interest.

There have not been any transfers into or out of Levels 1, 2 and 3 during the three months ended September 30, 2014 or 2013. During the nine months ended September 30, 2014 there was a transfer of investments from Level 2 into Level 3 of the fair value hierarchy. This transfer was due to a reassessment of the extent of unobservable inputs used in establishing the fair value of certain catastrophe bonds. There were no transfers into or out of Level 3 during the nine months ended September 30, 2013.
5. Investments in affiliates
The following table presents the Company's investments in affiliates as at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Investment affiliate	$42,381	$34,500
Operating affiliates	175,231	106,743
Investments in affiliates	$217,612	$141,243

(a)	Investment affiliate
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
The Partnership provides quarterly capital account statements with a three-month delay in its valuation. As a result, the Partnership's June 30, 2014 capital account statement was used as the basis for calculating the Company's share of Partnership income for the period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents a reconciliation of the beginning and ending investment in the Company's investment affiliate balance for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment affiliate, beginning of period	$40,627	$25,352	$34,500	$15,218
Capital contributions	—	6,185	—	13,089
Income from investment affiliate	1,754	1,044	7,881	4,274
Investment affiliate, end of period	$42,381	$32,581	$42,381	$32,581
The following table presents the Company's investment in the Partnership as at September 30, 2014:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$42,381
The following table presents the Company's investment in the Partnership as at December 31, 2013:

	Investment in investment affiliate
	Investment at cost	Voting ownership %	Equity Ownership	Carrying Value
Aquiline Financial Services Fund II L.P.	$32,110	—%	6.7%	$34,500

(b)	Operating affiliates
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
AlphaCat Re 2011 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2011.The Company's portion of the returns made during the three and nine months ended September 30, 2014 and 2013 are included in the tables below.
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
AlphaCat Re 2012 is now considered "off-risk" as the risk periods for all reinsurance contracts written have expired. As a result, partial returns of investment have been made to the investors of AlphaCat Re 2012.The Company's portion of the returns made during the three and nine months ended September 30, 2014 and 2013 are included in the tables below.

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
AlphaCat 2013 is now considered "off-risk" as the risk periods for all risk-linked instruments have expired. As a result, partial returns of investment have been made to the investors of AlphaCat 2013. The Company's portion of the returns made during the three and nine months ended September 30, 2014 and 2013 are included in the tables below.
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
AlphaCat ILS funds
The AlphaCat ILS funds invest in instruments with returns linked to property catastrophe reinsurance, retrocession and insurance linked securities ("ILS") contracts. AlphaCat ILS funds all deploy their capital through the AlphaCat Master Fund Ltd. (the “Master Fund”) and AlphaCat Re. All three funds are variable interest entities, with one being consolidated by the Company as the primary beneficiary and one being accounted for as an equity method investment because the Company holds an equity interest of 7.9% and has significant influence. The third fund had been consolidated by the Company as the primary beneficiary from its formation through to December 31, 2013. However, on January 1, 2014 the fund received $35,000 in additional third party subscriptions, resulting in a reduction of the Company’s equity interest below 50%. Since the Company retains significant influence, this fund has been deconsolidated and accounted for as an equity method investment from January 1, 2014. The fair value of the retained interest, based on the fair value of the underlying instruments in Master Fund and AlphaCat Re, amounted to $113,455 at January 1, 2014. The deconsolidation resulted in a gain of $1,372 which is included in the Consolidated Statements of Comprehensive Income as other income for the nine months ended September 30, 2014. The Company's maximum exposure to any of the funds is the amount of capital invested at any given time.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending investment in operating affiliates for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at June 30, 2014	$4,172	$2,204	$2,580	$25,014	$139,022	$172,992
Return of investment	—	(1,516)	(6)	—	—	(1,522)
(Loss) income from operating affiliates	(5)	(9)	7	1,367	2,401	3,761
As at September 30, 2014	$4,167	$679	$2,581	$26,381	$141,423	$175,231

	Three Months Ended September 30, 2013
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS fund	Total
As at June 30, 2013	$11,054	$5,204	$48,536	$20,326	$85,120
Return of investment	(2,800)	(4,550)	—	—	(7,350)
(Loss) income from operating affiliates	(270)	(7)	585	1,155	1,463
As at September 30, 2013	$7,984	$647	$49,121	$21,481	$79,233

	Nine Months Ended September 30, 2014
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$9,809	$1,313	$51,744	$21,982	$21,895	$106,743
Return of investment	(5,825)	(1,516)	(51,206)	—	—	(58,547)
Fair value of retained interest on deconsolidation of AlphaCat ILS fund	—	—	—	—	113,455	113,455
Income from operating affiliates	183	882	2,043	4,399	6,073	13,580
As at September 30, 2014	$4,167	$679	$2,581	$26,381	$141,423	$175,231

	Nine Months Ended September 30, 2013
	AlphaCat Re 2011	AlphaCat Re 2012	AlphaCat 2013	AlphaCat ILS fund	Total
As at December 31, 2012	$62,792	$29,319	$45,000	$20,000	$157,111
Return of investment	(54,914)	(31,743)	—	—	(86,657)
Income from operating affiliates	106	3,071	4,121	1,481	8,779
As at September 30, 2013	$7,984	$647	$49,121	$21,481	$79,233

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the Company's investments in AlphaCat Re 2011, AlphaCat Re 2012, AlphaCat 2013, AlphaCat 2014 and the AlphaCat ILS funds in the Consolidated Financial Statements as at September 30, 2014:

	Investment in operating affiliates
	Cost	Voting ownership %	Equity ownership %	Carrying value
AlphaCat Re 2011	$4,167	43.7%	22.3%	$4,167
AlphaCat Re 2012	679	49.0%	37.9%	679
AlphaCat 2013	2,581	40.9%	19.7%	2,581
AlphaCat 2014	22,000	42.3%	19.6%	26,381
AlphaCat ILS funds	133,455	n/a	(a)	141,423
Total	$162,882			$175,231

(a)	Equity ownership in the two funds were 7.9% and 49.0% respectively as at September 30, 2014.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending notes payable to operating affiliates for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at June 30, 2014	$—	$157,992	$464,958	$622,950
Issuance of notes payable to operating affiliates	—	—	53,498	53,498
Redemption of notes payable to operating affiliates	—	—	(13,990)	(13,990)
Foreign exchange gain	—	(410)	(6,072)	(6,482)
As at September 30, 2014	$—	$157,582	$498,394	$655,976

	Three Months Ended September 30, 2013
	AlphaCat 2013	AlphaCat ILS funds	Total
As at June 30, 2013	$222,135	$208,958	$431,093
Issuance of notes payable to operating affiliates	—	6,733	6,733
Redemption of notes payable to operating affiliates	—	(3,553)	(3,553)
Foreign exchange loss	1,196	2,501	3,697
As at September 30, 2013	$223,331	$214,639	$437,970

	Nine Months Ended September 30, 2014
	AlphaCat 2013	AlphaCat 2014	AlphaCat ILS funds	Total
As at December 31, 2013	$223,809	$—	$215,463	$439,272
Notes payable to operating affiliates recognized on deconsolidation of AlphaCat ILS fund	—	—	178,837	178,837
Issuance of notes payable to operating affiliates	—	157,914	487,329	645,243
Redemption of notes payable to operating affiliates	(223,512)	—	(378,556)	(602,068)
Foreign exchange gain	(297)	(332)	(4,679)	(5,308)
As at September 30, 2014	$—	$157,582	$498,394	$655,976

	Nine Months Ended September 30, 2013
	AlphaCat 2013	AlphaCat ILS funds	Total
As at December 31, 2012	$—	$—	$—
Issuance of notes payable to operating affiliates	223,082	218,044	441,126
Redemption of notes payable to operating affiliates	—	(3,553)	(3,553)
Foreign exchange loss	249	148	397
As at September 30, 2013	$223,331	$214,639	$437,970
The portion of notes payable to operating affiliates that were due to the Company, as an investor in the affiliates, and third party investors as at September 30, 2014 amounted to $164,169 and $491,807, respectively (December 31, 2013: $63,654 and $375,618).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table presents the (income) attributable to operating affiliate investors for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
AlphaCat 2013	$(98)	$(4,074)	$(14,218)	$(29,357)
AlphaCat 2014	(11,309)	—	(32,990)	—
AlphaCat ILS funds	(14,400)	(7,741)	(35,625)	(12,799)
(Income) attributable to operating affiliate investors	$(25,807)	$(11,815)	$(82,833)	$(42,156)
The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the three months ended September 30, 2014 amounted to $4,993 and $20,814, respectively (2013: $1,505 and $10,310). The portion of income attributable to operating affiliate investors that was due to the Company, as an investor in the affiliates, and third party investors for the nine months ended September 30, 2014 amounted to $16,552 and $66,281, respectively (2013: $7,114 and $35,042).
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables present a reconciliation of the beginning and ending balances of redeemable noncontrolling interest and noncontrolling interest for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at June 30, 2014	$66,282	$575,347	$641,629
Issuance of shares	4,200	—	4,200
Loss attributable to noncontrolling interest	(9)	(53,060)	(53,069)
As at September 30, 2014	$70,473	$522,287	$592,760

	Three Months Ended September 30, 2013
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at June 30, 2013	$70,690	$427,755	$498,445
Issuance of shares	13,000	—	13,000
Income attributable to noncontrolling interest	1,516	44,178	45,694
Redemption of shares	(10,207)	—	(10,207)
As at September 30, 2013	$74,999	$471,933	$546,932

	Nine Months Ended September 30, 2014
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2013	$86,512	$497,657	$584,169
Issuance of shares	61,200	—	61,200
Income attributable to noncontrolling interest	1,115	24,630	25,745
Adjustment to noncontrolling interest as a result of deconsolidation	(78,354)	—	(78,354)
As at September 30, 2014	$70,473	$522,287	$592,760

	Nine Months Ended September 30, 2013
	Redeemable noncontrolling interest	Noncontrolling interest	Total
As at December 31, 2012	$—	$434,280	$434,280
Issuance of shares	82,190	58,500	140,690
Income (loss) attributable to noncontrolling interest	3,016	(20,847)	(17,831)
Redemption of shares	(10,207)	—	(10,207)
As at September 30, 2013	$74,999	$471,933	$546,932

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

7. Derivative instruments
The Company enters into derivative instruments for risk management purposes, specifically to hedge unmatched foreign currency exposures and interest rate exposures. As at September 30, 2014, the Company held foreign currency forward contracts to mitigate the risk of fluctuations in the U.S. dollar against a number of foreign currencies. As at September 30, 2014, the Company held two interest rate swaps to fix the payment of interest on the Company's 2006 and 2007 Junior Subordinated Deferrable Debentures, as well as three interest rate swaps and one cross-currency interest rate swap to fix the payment of interest and mitigate the foreign exchange rate impact on Flagstone's 2006 and 2007 Junior Subordinated Deferrable Debentures.
The following table summarizes information on the classification and amount of the fair value of derivatives designated as hedging instruments on the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

	As at September 30, 2014			As at December 31, 2013
Derivatives designated as hedging instruments:	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)	Net Notional Exposure	Asset Derivative at Fair Value (a)	Liability Derivative at Fair Value (a)
Foreign currency forward contracts	$246,638	$592	$16,672	$163,576	$1,167	$2,313
Interest rate swap contracts	$552,263	$25	$912	$552,263	$28	$911

(a)	Asset and liability derivatives are classified within other assets and accounts payable and accrued expenses respectively on the Consolidated Balance Sheets.

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
The following table provides the total impact on earnings, recognized in income within foreign exchange gains (losses), relating to the derivative instruments formally designated as fair value hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
Foreign currency forward contracts	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Amount of (loss) gain recognized in income on derivative	$(14,817)	$3,116	$(9,979)	$2,670
Amount of gain (loss) on hedged item recognized in income attributable to risk being hedged	$14,817	$(3,116)	$9,979	$(2,670)
Amount of gain (loss) recognized in income on derivative (ineffective portion)	$—	$—	$—	$—

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
The following table provides the total impact on other comprehensive income (loss) and earnings relating to the derivative instruments formally designated as cash flow hedges along with the impact of the related hedged items for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
Interest rate swap contracts	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Amount of effective portion recognized in other comprehensive income	$3,302	$3,268	$9,762	$7,838
Amount of effective portion subsequently reclassified to earnings	$(3,302)	$(3,268)	$(9,762)	$(7,838)
Amount of ineffective portion excluded from effectiveness testing	$—	$—	$—	$—
The above balances relate to interest payments and have therefore been classified as finance expenses in the Consolidated Statements of Comprehensive Income.

(d)	Balance sheet offsetting
There was no balance sheet offsetting activity as at September 30, 2014 or December 31, 2013.
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
The following table represents an analysis of paid and unpaid losses and loss expenses incurred and a reconciliation of the beginning and ending unpaid losses and loss expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Reserve for losses and loss expenses, beginning of period	$2,867,307	$3,283,450	$3,030,399	$3,517,573
Losses and loss expenses recoverable	(338,734)	(418,693)	(370,154)	(439,967)
Net reserves for losses and loss expenses, beginning of period	2,528,573	2,864,757	2,660,245	3,077,606
Net reserves disposed	—	—	—	(18,591)
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	279,690	243,015	713,177	759,617
Prior years	(55,565)	(65,050)	(167,636)	(171,837)
Total incurred losses and loss expenses	224,125	177,965	545,541	587,780
Less net losses and loss expenses paid in respect of losses occurring in:
Current year	(74,618)	(59,701)	(99,326)	(95,535)
Prior years	(183,697)	(215,167)	(633,048)	(732,118)
Total net paid losses	(258,315)	(274,868)	(732,374)	(827,653)
Foreign exchange	(40,717)	34,363	(19,746)	(16,925)
Net reserve for losses and loss expenses, end of period	2,453,666	2,802,217	2,453,666	2,802,217
Losses and loss expenses recoverable	298,502	421,518	298,502	421,518
Reserve for losses and loss expenses, end of period	$2,752,168	$3,223,735	$2,752,168	$3,223,735
Incurred losses and loss expenses comprise:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross losses and loss expenses	$222,356	$226,130	$587,111	$684,080
Reinsurance recoverable	1,769	(48,165)	(41,570)	(96,300)
Net incurred losses and loss expenses	$224,125	$177,965	$545,541	$587,780

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
Credit risk
The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better as rated by Standard & Poor's or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2014, 97.3% (December 31, 2013: 96.7%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses and $144,414 of total IBNR recoverable (December 31, 2013: $196,840)) were fully collateralized or from reinsurers rated A- or better.
Reinsurance recoverables by reinsurer as at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$264,131	73.1%	$340,253	75.6%
Other reinsurers’ balances > $1 million	89,584	24.8%	100,784	22.4%
Other reinsurers’ balances < $1 million	7,778	2.1%	9,197	2.0%
Total	$361,493	100.0%	$450,234	100.0%

	September 30, 2014
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$60,218	16.7%
Everest Re	A+	46,765	12.9%
Third Point Re	A-	34,180	9.5%
Fully Collateralized	NR	33,770	9.3%
Hannover Re	AA-	33,124	9.2%
Swiss Re	AA-	13,849	3.8%
Transatlantic Re	A+	11,649	3.2%
XL Re	A+	10,334	2.9%
Munich Re	AA-	10,232	2.8%
Aioi Nissay Dowa Insurance	A+	10,010	2.8%
Total		$264,131	73.1%
NR: Not rated

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	December 31, 2013
Top 10 Reinsurers	Rating	Reinsurance Recoverable	% of Total
Lloyd's Syndicates	A+	$73,398	16.3%
National Indemnity	AA+	51,037	11.3%
Everest Re	A+	48,055	10.7%
Hannover Re	AA-	41,483	9.2%
Fully Collateralized	NR	36,683	8.1%
Third Point Re	A-	30,428	6.8%
Swiss Re	AA-	20,022	4.5%
Transatlantic Re	A+	14,114	3.1%
XL Re	A+	12,673	2.8%
Munich Re	AA-	12,360	2.8%
Total		$340,253	75.6%
NR: Not rated
At September 30, 2014 and December 31, 2013, the provision for uncollectible reinsurance relating to reinsurance recoverables was $5,380 and $5,794, respectively. To estimate the provision for uncollectible reinsurance, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a process rather than an estimate, although an element of judgment is applied, especially in relation to ceded IBNR. The Company then uses default factors to determine the portion of a reinsurer’s balance deemed to be uncollectible. Default factors require considerable judgment and are determined in part using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions.
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
The Company has repurchased 64,502,410 common shares for an aggregate purchase price of $2,006,875 from the inception of its share repurchase program to September 30, 2014. The Company had $267,561 remaining under its authorized share repurchase program as of September 30, 2014.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following table is a summary of the common shares issued and outstanding:

Common Shares
Common shares issued, December 31, 2013	154,488,497
Restricted share awards vested, net of shares withheld	594,582
Restricted share units vested, net of shares withheld	10,265
Options exercised	133,385
Direct issuance of common stock	1,060
Performance share awards vested, net of shares withheld	25,767
Common shares issued, September 30, 2014	155,253,556
Treasury shares, September 30, 2014	(66,141,285)
Common shares outstanding, September 30, 2014	89,112,271

Common Shares
Common shares issued, December 31, 2012	152,698,191
Restricted share awards vested, net of shares withheld	768,889
Restricted share units vested, net of shares withheld	14,381
Options exercised	277,615
Warrants exercised	591,480
Direct issuance of common stock	928
Performance share awards vested, net of shares withheld	31,897
Deferred share units vested, net of shares withheld	2,935
Common shares issued, September 30, 2013	154,386,316
Treasury shares, September 30, 2013	(54,488,320)
Common shares outstanding, September 30, 2013	99,897,996

(b)	Warrants
During the nine months ended September 30, 2014, no warrants were exercised. During the nine months ended September 30, 2013, 1,114,416 warrants were exercised which resulted in the issuance of 591,480 common shares. Holders of the outstanding warrants are entitled to exercise the warrants in whole or in part at any time until the expiration date. The total outstanding warrants at September 30, 2014 were 5,174,114 (December 31, 2013: 5,296,056). No further warrants are anticipated to be issued.

(c)	Deferred share units
Under the terms of the Company’s Director Stock Compensation Plan, non-management directors may elect to receive their director fees in deferred share units rather than cash. The number of share units distributed in case of election under the plan is equal to the amount of the annual retainer fee otherwise payable to the director on such payment date divided by 100% of the fair market value of a share on such payment date. Additional deferred share units are issued in lieu of dividends that accrue on these deferred share units.  There were no outstanding deferred share units at September 30, 2014 (December 31, 2013: $nil).
As of February 16, 2013, John Hendrickson became an employee director. As a result, his 5,039 deferred share units vested and 2,935 common shares were issued to him, net of shares withheld for taxes.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(d)	Dividends
On July 29, 2014, the Company announced a quarterly cash dividend of $0.30 (2013: $0.30) per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable. This dividend was paid on September 30, 2014 to holders of record on September 15, 2014.
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
11. Stock plans

(a)	Long Term Incentive Plan and Short Term Incentive Plan
The Company’s Amended and Restated 2005 Long Term Incentive Plan (“LTIP”) provides for grants to employees of options, stock appreciation rights (“SARs”), restricted shares, restricted share units, performance shares, dividend equivalents or other share-based awards. In addition, the Company may issue restricted share awards or restricted share units in connection with awards issued under its annual Short Term Incentive Plan (“STIP”). The total number of shares reserved for issuance under the LTIP and STIP are 13,126,896 shares of which 1,018,998 shares are remaining. The LTIP and STIP are administered by the Compensation Committee of the Board of Directors. No SARs have been granted to date. Grant prices are established at the fair market value of the Company’s common shares at the date of grant.

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
There were no share compensation expenses in respect of options recognized for the three and nine months ended September 30, 2014 and 2013.
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
Activity with respect to options for the nine months ended September 30, 2014 was as follows:

	Options	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Exercise Price
Options outstanding, December 31, 2013	1,572,713	$6.66	$18.88
Options exercised	(133,385)	3.81	25.10
Options outstanding, September 30, 2014	1,439,328	$6.93	$18.30

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
At September 30, 2014 and 2013, there were no unrecognized share compensation expenses in respect of options.

ii.	Restricted share awards
Restricted shares granted under the LTIP and STIP vest either pro rata or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and nine months ended September 30, 2014 of $8,180 (2013: $10,041) and $23,101 (2013: $20,035), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.
Activity with respect to unvested restricted share awards for the nine months ended September 30, 2014 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2013	2,684,745	$33.74
Restricted share awards granted	925,610	37.33
Restricted share awards vested	(769,971)	31.47
Restricted share awards forfeited	(69,117)	36.28
Restricted share awards outstanding, September 30, 2014	2,771,267	$35.50
Activity with respect to unvested restricted share awards for the nine months ended September 30, 2013 was as follows:

	Restricted Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2012	2,170,547	$29.24
Restricted share awards granted	1,580,117	36.06
Restricted share awards vested	(930,296)	28.08
Restricted share awards forfeited	(110,912)	28.34
Restricted share awards outstanding, September 30, 2013	2,709,456	$33.65
At September 30, 2014, there were $77,920 (December 31, 2013: $69,219) of total unrecognized share compensation expenses in respect of restricted share awards that are expected to be recognized over a weighted-average period of 3.0 years (December 31, 2013: 3.2 years).

iii.	Restricted share units
Restricted share units under the LTIP and STIP vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability. The Company recognized share compensation expenses during the three and nine months ended September 30, 2014 of $269 (2013: $168) and $602 (2013: $419), respectively. The expenses represent the proportionate accrual of the fair value of each grant based on the remaining vesting period.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Activity with respect to unvested restricted share units for the nine months ended September 30, 2014 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2013	66,518	$33.74
Restricted share units granted	53,025	38.10
Restricted share units vested	(18,325)	30.71
Restricted share units issued in lieu of cash dividends	1,479	34.19
Restricted share units outstanding, September 30, 2014	102,697	$36.54
Activity with respect to unvested restricted share units for the nine months ended September 30, 2013 was as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted share units outstanding, December 31, 2012	47,238	$29.61
Restricted share units granted	36,635	36.11
Restricted share units vested	(21,814)	28.17
Restricted share units issued in lieu of cash dividends	3,924	30.29
Restricted share units outstanding, September 30, 2013	65,983	$33.74
At September 30, 2014, there were $3,038 (December 31, 2013: $1,678) of total unrecognized share compensation expenses in respect of restricted share units that are expected to be recognized over a weighted-average period of 3.3 years (December 31, 2013: 3.4 years).

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
The Company recognized share compensation expenses during the three and nine months ended September 30, 2014 of $315 (2013: $318) and $549 (2013: ($971)), respectively. The negative expense is due to a reversal of expenses on unvested performance share awards based on a review of current and projected performance criteria.
Activity with respect to unvested performance share awards for the nine months ended September 30, 2014 was as follows:

	Performance Share Awards	Weighted Average Grant Date Fair Value
Performance share awards outstanding, December 31, 2013	101,820	$33.56
Performance share awards granted	52,639	37.33
Performance share awards vested	(32,746)	32.62
Performance share awards conversion adjustment	(15,344)	31.38
Performance share awards outstanding, September 30, 2014	106,369	$36.03

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
At September 30, 2014, there were $2,527 (December 31, 2013: $1,642) of total unrecognized share compensation expenses in respect of performance share awards that are expected to be recognized over a weighted-average period of 2.3 years (December 31, 2013: 2.0 years).

(b)	Total share compensation expenses
The breakdown of share compensation expenses by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Restricted share awards	8,180	10,041	23,101	20,035
Restricted share units	269	168	602	419
Performance share awards	315	318	549	(971)
Total	$8,764	$10,527	$24,252	$19,483

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

12. Debt and financing arrangements

(a)	Financing structure
The financing structure at September 30, 2014 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	136,403	136,403	136,403
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	600,153	539,953	539,953
2010 Senior Notes due 2040	250,000	250,000	247,279
Total debentures and senior notes payable	850,153	789,953	787,232
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	301,340	—
$200,000 secured bi-lateral letter of credit facility	200,000	19,743	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	30,000	30,000	—
IPC bi-lateral facility	40,000	16,975	—
$375,000 Flagstone bi-lateral facility	375,000	288,739	—
Total credit and other facilities	1,605,000	682,091	—
Total debt and financing arrangements	$2,455,153	$1,472,044	$787,232
The financing structure at December 31, 2013 was:

	Commitment	Issued and outstanding (a)	Drawn
2006 Junior Subordinated Deferrable Debentures	$150,000	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	200,000	139,800	139,800
Flagstone 2006 Junior Subordinated Deferrable Debentures	137,866	137,866	137,866
Flagstone 2007 Junior Subordinated Deferrable Debentures	113,750	113,750	113,750
Total debentures payable	601,616	541,416	541,416
2010 Senior Notes due 2040	250,000	250,000	247,198
Total debentures and senior notes payable	851,616	791,416	788,614
$400,000 syndicated unsecured letter of credit facility	400,000	—	—
$525,000 syndicated secured letter of credit facility	525,000	358,567	—
$200,000 secured bi-lateral letter of credit facility	200,000	16,726	—
Talbot FAL facility	25,000	25,000	—
PaCRe senior secured letter of credit facility	10,000	294	—
AlphaCat Re secured letter of credit facility	24,800	24,800	—
IPC bi-lateral facility	40,000	20,177	—
$375,000 Flagstone bi-lateral facility	375,000	305,686	—
Total credit and other facilities	1,599,800	751,250	—
Total debt and financing arrangements	$2,451,416	$1,542,666	$788,614

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

(b)	Senior notes and junior subordinated deferrable debentures
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at the issuance date for each placement.

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	9.069%	(a)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$136,403	September 15, 2036	3.540%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	8.480%	(a)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	3.000%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	3.100%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Variable interest rate is the three-month LIBOR, reset quarterly, plus spread as noted in the table.
The following table summarizes the key terms of the Company's senior notes and junior subordinated deferrable debentures as at September 30, 2014:

Description	Issuance date	Commitment	Maturity date	Fixed/Spread		Interest payments due
2006 Junior Subordinated Deferrable Debentures	June 15, 2006	$150,000	June 15, 2036	5.831%	(b)	Quarterly
Flagstone 2006 Junior Subordinated Deferrable Debentures	August 23, 2006	$136,403	September 15, 2036	6.463%	(b)	Quarterly
2007 Junior Subordinated Deferrable Debentures	June 21, 2007	$200,000	June 15, 2037	5.180%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	June 8, 2007	$88,750	July 30, 2037	5.900%	(b)	Quarterly
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 20, 2007	$25,000	September 15, 2037	5.983%	(b)	Quarterly
2010 Senior Notes due 2040	January 26, 2010	$250,000	January 26, 2040	8.875%	(a)	Semi-annually in arrears

(a)	Fixed interest rate.

(b)	Interest rate has been fixed as a result of interest rate swap contracts entered into by the Company.

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
Debt issuance costs were deferred as an asset and are amortized over the life of the 2010 Senior Notes. There were no redemptions made during the three and nine months ended September 30, 2014 and 2013.
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
Debt issuance costs for the 2006 and 2007 Junior Subordinated Deferrable Debentures were deferred as an asset and were amortized to income over the five year optional redemption periods. They are redeemable at the Company's option at par. There were no redemptions made during the three and nine months ended September 30, 2014 and 2013.
As part of the acquisition of Flagstone, the Company assumed junior subordinated deferrable debentures due 2036 and 2037 (respectively, the “Flagstone 2006 Junior Subordinated Deferrable Debentures” and “Flagstone 2007 Junior Subordinated Deferrable Debentures”). These debentures are redeemable quarterly at par. There were no redemptions made during the three and nine months ended September 30, 2014 and 2013.
Future payments of principal of $539,953 on the debentures discussed above are all expected to be after 2019.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

As of September 30, 2014, there were $301,340 in outstanding letters of credit under the Four Year Secured Facility (December 31, 2013: $358,567) and $nil outstanding under the Four Year Unsecured Facility.
The Credit Facilities contain covenants that include, among other things (i) the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $2,600,000 and, commencing with the end of the fiscal quarter ending March 31, 2012, to be increased quarterly by an amount equal to 50.0% of the Company’s consolidated net income (if positive) for such quarter plus 50.0% of the aggregate increases in the consolidated shareholders’ equity of the Company during such fiscal quarter by reason of the issuance and sale of common equity interests of the Company, including upon any conversion of debt securities of the Company into such equity interests, (ii) the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and (iii) the requirement that Validus Reinsurance, Ltd. and any other material insurance subsidiaries maintain a financial strength rating by A.M. Best of not less than “B++” (Fair).  In addition, the Credit Facilities contain customary negative covenants applicable to the Company, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Facilities, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Facilities also contain customary affirmative covenants, representations and warranties and events of default for credit facilities of its type. As of September 30, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Credit Facilities.

ii.	$25,000 Talbot FAL facility
Talbot holds a standby Letter of Credit facility (the “Talbot FAL facility”) to provide Funds at Lloyd’s to support the 2012, 2013, 2014 and 2015 underwriting years of account. As of September 30, 2014 the Company had $25,000 (December 31, 2013: $25,000) in outstanding letters of credit under the Talbot FAL facility.
The Talbot FAL facility contains affirmative covenants that include requirements for consolidated net worth and debt to capital ratios in line with those in place for the Credit Facilities and discussed above. The Talbot FAL facility also contains restrictions on the Company's ability to incur debt at our subsidiaries, incur liens, sell assets and merge or consolidate with others. Other than in respect of existing and future preferred and hybrid securities, the payment of dividends and other payments in respect of equity interests are not permitted at any time that we are in default with respect to certain provisions under the Talbot FAL facility. As of September 30, 2014 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Talbot FAL facility.

iii.	$40,000 IPC bi-lateral facility
The Company assumed an existing evergreen letter of credit facility through the acquisition of IPC Holdings, Ltd. (the "IPC bi-lateral facility"). As of September 30, 2014, there were $16,975 outstanding letters of credit issued under the IPC bi-lateral facility (December 31, 2013: $20,177). As of September 30, 2014 and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the IPC bi-lateral facility.

iv.	$200,000 secured bi-lateral letter of credit facility
The Company holds an uncommitted secured bi-lateral letter of credit facility with Citibank Europe plc (the “Secured bi-lateral letter of credit facility”). As of September 30, 2014, $19,743 (December 31, 2013: $16,726) of letters of credit were outstanding under the Secured bi-lateral letter of credit facility. The Secured bi-lateral letter of credit facility has no fixed termination date and as of September 30, 2014, and throughout the reporting periods presented, the Company is in compliance with all terms and covenants thereof.

v.	$10,000 PaCRe senior secured letter of credit facility
On May 11, 2012, PaCRe and its subsidiary, PaCRe Investments, Ltd. entered into a secured evergreen credit and letter of credit facility with JPMorgan Chase Bank, N.A. This facility provides for revolving borrowings by PaCRe and for letters of credit issued by PaCRe to be used to support its reinsurance obligations in aggregate amount of $10,000. As of September 30, 2014, $294 (December 31, 2013: $294) of letters of credit were outstanding under this facility. As of September 30, 2014, and throughout the reporting periods presented, PaCRe was in compliance with all covenants and restrictions thereof.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

vi.	$30,000 AlphaCat Re secured letter of credit facility
On January 2, 2013, AlphaCat Re entered into a secured evergreen letter of credit facility with Comerica Bank. This facility provides for letters of credit issued by AlphaCat Re to be used to support its reinsurance obligations in the aggregate amount of $24,800. During the period ended March 31, 2014 the size of the facility was increased to $30,000 from $24,800. As of September 30, 2014, $30,000 (December 31, 2013: $24,800) of letters of credit were outstanding under this facility. As of September 30, 2014, and throughout the reporting periods presented, AlphaCat Re was in compliance with all covenants and restrictions thereof.

vii.	$375,000 Flagstone bi-lateral facility
As part of the Flagstone Acquisition, the Company assumed an evergreen Letters of Credit Master Agreement between Citibank Europe Plc and Flagstone Reassurance Suisse, S.A. (the “Flagstone Bi-Lateral Facility”). At September 30, 2014, the Flagstone Bi-Lateral Facility had $288,739 (December 31, 2013: $305,686) letters of credit issued and outstanding. As of September 30, 2014, and throughout the reporting periods presented, the Company was in compliance with all covenants and restrictions under the Flagstone Bi-Lateral Facility.

(d)	Finance expenses
Finance expenses consist of interest on the junior subordinated deferrable debentures and senior notes, the amortization of debt offering costs, credit facilities fees, bank charges, AlphaCat financing fees and Talbot FAL costs as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
2006 Junior Subordinated Deferrable Debentures	$2,235	$2,235	$6,633	$6,633
2007 Junior Subordinated Deferrable Debentures	1,848	1,848	5,492	5,492
Flagstone 2006 Junior Subordinated Deferrable Debentures	2,269	2,285	6,736	5,988
Flagstone 2007 Junior Subordinated Deferrable Debentures	1,807	1,807	5,335	4,426
2010 Senior Notes due 2040	5,597	5,597	16,791	16,791
Credit facilities	1,295	1,248	4,225	5,001
Bank charges	88	187	303	420
AlphaCat ILS funds fees (a)	384	78	2,030	2,406
Talbot FAL Facility	(169)	32	(165)	95
Total finance expenses	$15,354	$15,317	$47,380	$47,252

(a)	Includes finance expenses incurred by AlphaCat Managers, Ltd. in relation to fund raising for the AlphaCat ILS funds, AlphaCat 2014 and AlphaCat 2013.
13. Accumulated other comprehensive (loss) income
The changes in accumulated other comprehensive (loss) income, by component for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance - Beginning of period	$2,460	$(8,262)	$(617)	$(2,953)
Amounts reclassified to retained earnings	—	—	—	4,290
Other comprehensive (loss) income	(5,198)	4,390	(2,121)	(5,209)
Balance - End of period	$(2,738)	$(3,872)	$(2,738)	$(3,872)

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

14. Commitments and contingencies

(a)	Concentrations of credit risk
The Company’s investments are managed following prudent standards of diversification. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets”, such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. The Company also limits its exposure to any single issuer to 3.5% of its investment portfolio or less, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the Company's bank loan portfolio, which represents 6.8% of the Company's total investments as at September 30, 2014, and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 10% of the Company's investment portfolio. Excluding bank loans, 1.7% of the portfolio had a split rating below Baa3/BBB- as at September 30, 2014. The Company did not have an aggregate exposure to any single issuer of more than 0.9% of its investment portfolio, other than with respect to government and agency securities as at September 30, 2014.

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
Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2014 estimated premium income at Lloyd's of £625,000, at the September 30, 2014 exchange rate of £1 equals $1.6195 and assuming the maximum 3% assessment, the Company would be assessed approximately $30,366.

(d)	Aquiline commitment
As discussed in Note 5 "Investments in affiliates," the Company entered into an Assignment and Assumption Agreement with Aquiline Capital Partners LLC, pursuant to which it assumed a total capital commitment of $50,000 which will expire on July 2, 2015. The Company's remaining commitment at September 30, 2014 was $17,890 (December 31, 2013: $17,890).

(e)	Other investment commitments
At September 30, 2014, the Company had capital commitments to five other investments of $105,000 (December 31, 2013: $30,000). The Company's remaining commitment to these investments at September 30, 2014 was $79,259 (December 31, 2013: $5,045).

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

15. Related party transactions
The transactions listed below are classified as related party transactions as each counter party has either a direct or indirect shareholding in the Company.
Aquiline Capital Partners, LLC and its related companies ("Aquiline"), which own 3,446,643 shares in the Company, hold warrants to purchase 2,756,088 shares, and have two employees on the Company's Board of Directors who do not receive compensation from the Company, are shareholders of Group Ark Insurance Holdings Ltd. ("Group Ark"). Christopher E. Watson, a director of the Company, serves as a director of Group Ark. Pursuant to reinsurance agreements with a subsidiary of Group Ark, the Company recognized gross premiums written during the three and nine months ended September 30, 2014 of $246 (2013: $nil) and $2,190 (2013: $2,848) respectively, with $733 included in premiums receivable at September 30, 2014 (December 31, 2013: $238). The Company also recognized reinsurance premiums ceded during the three and nine months ended September 30, 2014 of $127 (2013: $23) and had reinsurance balances payable of $4 at September 30, 2014 (December 31, 2013: $4). The Company recorded $2,005 of loss reserves recoverable at September 30, 2014 (December 31, 2013: $3,698). Earned premium adjustments of $694 (2013: $718) and $1,653 (2013: $2,147) were recorded during the three and nine months ended September 30, 2014, respectively.
On November 24, 2009, the Company entered into an Investment Management Agreement with Conning, Inc. ("Conning") to manage a portion of the Company's investment portfolio. Aquiline acquired Conning on June 16, 2009. Jeffrey W. Greenberg, a director of the Company, serves as a director of Conning Holdings Corp., the parent company of Conning. Investment management fees earned by Conning for the three and nine months ended September 30, 2014 were $(7) (2013: $165) and $219 (2013: $396) respectively, with $239 included in accounts payable and accrued expenses at September 30, 2014 (December 31, 2013: $283).
On December 20, 2011, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Aquiline Capital Partners LLC, a Delaware limited liability company (the "Assignor") and Aquiline Capital Partners II GP (Offshore) Ltd., a Cayman Islands company limited by shares (the "General Partner") pursuant to which the Company has assumed 100% of the Assignor's interest in Aquiline Financial Services Fund II L.P. (the "Partnership") representing a total capital commitment of $50,000 (the "Commitment"), as a limited partner in the Partnership (the "Transferred Interest"). Messrs. Greenberg and Watson, directors of the Company, serve as managing principal and senior principal, respectively, of Aquiline Capital Partners LLC. For the three months ended September 30, 2014, the Company incurred $nil (2013: $505) in partnership fees and made capital contributions of $nil (2013: $6,185). For the nine months ended September 30, 2014, the Company incurred $nil (2013: $625) in partnership fees and made $nil (2013: $13,089) of capital contributions. There were no amounts included in accounts payable and accrued expenses at September 30, 2014 or December 31, 2013.
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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

16. Earnings per share
The following table sets forth the computation of basic and earnings per diluted share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic earnings per share
Net (loss) income	$(13,397)	$229,063	$381,172	$419,503
Loss (income) attributable to noncontrolling interest	53,069	(45,694)	(25,745)	17,831
Net income available to Validus	39,672	183,369	355,427	437,334
Less: Dividends and distributions declared on outstanding warrants	(1,552)	(1,552)	(4,656)	(17,662)
Income available to common shareholders	$38,120	$181,817	$350,771	$419,672

Weighted average number of common shares outstanding	90,593,329	99,834,563	91,665,950	103,451,396

Basic earnings per share available to common shareholders	$0.42	$1.82	$3.83	$4.06

Earnings per diluted share
Net (loss) income	$(13,397)	$229,063	$381,172	$419,503
Loss (income) attributable to noncontrolling interest	53,069	(45,694)	(25,745)	17,831
Net income available to Validus	39,672	183,369	355,427	437,334
Less: Dividends and distributions declared on outstanding warrants	(1,552)	—	—	(17,662)
Income available to common shareholders	$38,120	$183,369	$355,427	$419,672

Weighted average number of common shares outstanding	90,593,329	99,834,563	91,665,950	103,451,396
Share equivalents:
Warrants	—	2,606,669	2,747,399	—
Stock options	760,267	782,158	752,145	1,090,298
Unvested restricted shares	586,014	390,376	772,147	723,219
Weighted average number of diluted common shares outstanding	91,939,610	103,613,766	95,937,641	105,264,913

Earnings per diluted share available to common shareholders	$0.41	$1.77	$3.70	$3.99
Share equivalents that would result in the issuance of common shares of 4,712 (2013: 125,728) and 235,460 (2013: 464,516) were outstanding for the three and nine months ended September 30, 2014, respectively, but were not included in the computation of earnings per diluted share because the effect would be antidilutive.

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

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The following tables summarize the results of our operating segments and "Corporate":

Three Months Ended September 30, 2014	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$114,897	$6,936	$245,685	$(8,544)	$358,974
Reinsurance premiums ceded	(10,899)	(648)	(27,134)	8,544	(30,137)
Net premiums written	103,998	6,288	218,551	—	328,837
Change in unearned premiums	122,712	28,850	14,297	—	165,859
Net premiums earned	226,710	35,138	232,848	—	494,696

Underwriting deductions
Losses and loss expenses	102,005	3,738	118,382	—	224,125
Policy acquisition costs	36,177	3,378	47,862	(1,013)	86,404
General and administrative expenses	18,522	7,719	37,709	19,369	83,319
Share compensation expenses	2,582	179	2,990	3,013	8,764
Total underwriting deductions	159,286	15,014	206,943	21,369	402,612

Underwriting income (loss)	$67,424	$20,124	$25,905	$(21,369)	$92,084

Net investment income	20,762	837	4,965	(1,303)	25,261
Other (loss) income	(6,827)	5,980	109	(3,342)	(4,080)
Finance expenses	(3,622)	(385)	162	(11,509)	(15,354)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	77,737	26,556	31,141	(37,523)	97,911
Tax benefit (expense)	1,058	—	332	(437)	953
Income from operating affiliates	—	3,761	—	—	3,761
(Income) attributable to operating affiliate investors	—	(25,807)	—	—	(25,807)
Net operating income (loss)	$78,795	$4,510	$31,473	$(37,960)	$76,818

Net realized gains on investments	1,641	2,563	391	—	4,595
Change in net unrealized (losses) on investments	(20,149)	(60,253)	(3,097)	(1,475)	(84,974)
Income from investment affiliate	1,754	—	—	—	1,754
Foreign exchange (losses) gains	(6,056)	(51)	(7,114)	1,780	(11,441)
Transaction expenses (b)	—	—	—	(149)	(149)
Net income (loss)	$55,985	$(53,231)	$21,653	$(37,804)	$(13,397)

Net loss attributable to noncontrolling interest	—	53,069	—	—	53,069
Net income (loss) available (attributable) to Validus	$55,985	$(162)	$21,653	$(37,804)	$39,672

Selected ratios (a):
Net premiums written / Gross premiums written	90.5%	90.7%	89.0%		91.6%

Losses and loss expenses	45.0%	10.6%	50.8%		45.3%

Policy acquisition costs	16.0%	9.6%	20.6%		17.5%
General and administrative expenses (c)	9.3%	22.5%	17.5%		18.6%
Expense ratio	25.3%	32.1%	38.1%		36.1%

Combined ratio	70.3%	42.7%	88.9%		81.4%

Total assets	$4,716,426	$1,688,191	$2,898,755	$749,678	$10,053,050

(a)	Ratios are based on net premiums earned.

(b)
The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. Western World results have not been included in the Company's consolidated results for the three months ended September 30, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(c)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Three Months Ended September 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$130,925	$3,481	$246,468	$(24,114)	$356,760
Reinsurance premiums ceded	(13,006)	(525)	(49,998)	24,114	(39,415)
Net premiums written	117,919	2,956	196,470	—	317,345
Change in unearned premiums	157,873	34,210	21,860	—	213,943
Net premiums earned	275,792	37,166	218,330	—	531,288

Underwriting deductions
Losses and loss expenses	62,250	15,615	100,100	—	177,965
Policy acquisition costs	47,662	3,787	44,899	(1,448)	94,900
General and administrative expenses	19,785	5,728	37,402	18,174	81,089
Share compensation expenses	2,479	152	2,992	4,904	10,527
Total underwriting deductions	132,176	25,282	185,393	21,630	364,481

Underwriting income (loss)	$143,616	$11,884	$32,937	$(21,630)	$166,807

Net investment income	15,628	967	4,395	(981)	20,009
Other (loss) income	(1,892)	3,791	73	(4,778)	(2,806)
Finance expenses	(3,640)	(80)	(107)	(11,490)	(15,317)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	153,712	16,562	37,298	(38,879)	168,693
Tax benefit (expense)	143	—	(513)	365	(5)
Income from operating affiliates	—	1,463	—	—	1,463
(Income) attributable to operating affiliate investors	—	(11,815)	—	—	(11,815)
Net operating income (loss)	$153,855	$6,210	$36,785	$(38,514)	$158,336

Net realized (losses) gains on investments	(10,137)	4,084	(267)	—	(6,320)
Change in net unrealized gains on investments	23,144	44,145	2,678	—	69,967
Income from investment affiliate	1,044	—	—	—	1,044
Foreign exchange gains (losses)	2,168	388	4,238	(758)	6,036
Net income (loss)	$170,074	$54,827	$43,434	$(39,272)	$229,063

Net income attributable to noncontrolling interest	—	(45,694)	—	—	(45,694)
Net income (loss) available (attributable) to Validus	$170,074	$9,133	$43,434	$(39,272)	$183,369

Selected ratios (a):
Net premiums written / Gross premiums written	90.1%	84.9%	79.7%		89.0%

Losses and loss expenses	22.6%	42.0%	45.8%		33.5%

Policy acquisition costs	17.3%	10.2%	20.6%		17.9%
General and administrative expenses (b)	8.1%	15.8%	18.5%		17.2%
Expense ratio	25.4%	26.0%	39.1%		35.1%

Combined ratio	48.0%	68.0%	84.9%		68.6%

Total assets	$5,854,354	$1,446,941	$2,892,477	$123,596	$10,317,368

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2014	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,104,169	$135,073	$854,324	$(66,927)	$2,026,639
Reinsurance premiums ceded	(184,074)	(4,348)	(154,115)	66,927	(275,610)
Net premiums written	920,095	130,725	700,209	—	1,751,029
Change in unearned premiums	(233,271)	(32,444)	(41,658)	—	(307,373)
Net premiums earned	686,824	98,281	658,551	—	1,443,656

Underwriting deductions
Losses and loss expenses	247,848	(7,155)	304,848	—	545,541
Policy acquisition costs	106,547	9,414	138,383	(3,338)	251,006
General and administrative expenses	53,757	15,627	107,031	55,191	231,606
Share compensation expenses	7,126	330	8,434	8,362	24,252
Total underwriting deductions	415,278	18,216	558,696	60,215	1,052,405

Underwriting income (loss)	$271,546	$80,065	$99,855	$(60,215)	$391,251

Net investment income	56,285	2,546	14,322	(3,244)	69,909
Other income (loss)	912	21,482	384	(7,793)	14,985
Finance expenses	(11,131)	(2,039)	68	(34,278)	(47,380)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	317,612	102,054	114,629	(105,530)	428,765
Tax benefit (expense)	1,176	—	(902)	(672)	(398)
Income from operating affiliates	—	13,580	—	—	13,580
(Income) attributable to operating affiliate investors	—	(82,833)	—	—	(82,833)
Net operating income (loss)	$318,788	$32,801	$113,727	$(106,202)	$359,114

Net realized gains on investments	5,411	10,230	552	—	16,193
Change in net unrealized gains (losses) on investments	5,279	15,706	2,159	(6,998)	16,146
Income from investment affiliate	7,881	—	—	—	7,881
Foreign exchange (losses) gains	(9,384)	(204)	(5,897)	724	(14,761)
Transaction expenses (b)	—	—	—	(3,401)	(3,401)
Net income (loss)	$327,975	$58,533	$110,541	$(115,877)	$381,172

Net (income) attributable to noncontrolling interest	—	(25,745)	—	—	(25,745)
Net income (loss) available (attributable) to Validus	$327,975	$32,788	$110,541	$(115,877)	$355,427

Selected ratios (a):
Net premiums written / Gross premiums written	83.3%	96.8%	82.0%		86.4%

Losses and loss expenses	36.1%	(7.3)%	46.3%		37.8%

Policy acquisition costs	15.5%	9.6%	21.0%		17.4%
General and administrative expenses (c)	8.9%	16.2%	17.5%		17.7%
Expense ratio	24.4%	25.8%	38.5%		35.1%

Combined ratio	60.5%	18.5%	84.8%		72.9%

Total assets	$4,716,426	$1,688,191	$2,898,755	$749,678	$10,053,050

(a)	Ratios are based on net premiums earned.

(b)
The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. Western World results have not been included in the Company's consolidated results for the nine months ended September 30, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

(c)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

Nine Months Ended September 30, 2013	Validus Re Segment	AlphaCat Segment	Talbot Segment	Corporate & Eliminations	Total
Underwriting income
Gross premiums written	$1,232,272	$146,757	$855,516	$(70,712)	$2,163,833
Reinsurance premiums ceded	(226,292)	(525)	(191,922)	70,712	(348,027)
Net premiums written	1,005,980	146,232	663,594	—	1,815,806
Change in unearned premiums	(122,303)	(46,459)	(37,237)	—	(205,999)
Net premiums earned	883,677	99,773	626,357	—	1,609,807

Underwriting deductions
Losses and loss expenses	319,298	16,928	251,554	—	587,780
Policy acquisition costs	142,195	10,011	127,092	(3,635)	275,663
General and administrative expenses	69,649	13,757	100,506	48,423	232,335
Share compensation expenses	5,421	314	6,754	6,994	19,483
Total underwriting deductions	536,563	41,010	485,906	51,782	1,115,261

Underwriting income (loss)	$347,114	$58,763	$140,451	$(51,782)	$494,546

Net investment income	61,770	2,821	13,496	(6,219)	71,868
Other income (loss)	11,237	17,439	564	(24,943)	4,297
Finance expenses	(12,133)	(4,273)	(256)	(30,590)	(47,252)
Operating income (loss) before taxes, income from operating affiliates and (income) attributable to operating affiliate investors	407,988	74,750	154,255	(113,534)	523,459
Tax benefit (expense)	1,755	—	(1,184)	(351)	220
Income from operating affiliates	—	8,779	—	—	8,779
(Income) attributable to operating affiliate investors	—	(42,156)	—	—	(42,156)
Net operating income (loss)	$409,743	$41,373	$153,071	$(113,885)	$490,302

Net realized (losses) gains on investments	(5,790)	4,084	516	—	(1,190)
Change in net unrealized losses on investments	(36,883)	(31,029)	(10,706)	—	(78,618)
Income from investment affiliate	4,274	—	—	—	4,274
Foreign exchange gains (losses)	7,448	(663)	(1,877)	(173)	4,735
Net income (loss)	$378,792	$13,765	$141,004	$(114,058)	$419,503

Net loss attributable to noncontrolling interest	—	17,831	—	—	17,831
Net income (loss) available (attributable) to Validus	$378,792	$31,596	$141,004	$(114,058)	$437,334

Selected ratios (a):
Net premiums written / Gross premiums written	81.6%	99.6%	77.6%		83.9%

Losses and loss expenses	36.1%	17.0%	40.2%		36.5%

Policy acquisition costs	16.1%	10.0%	20.3%		17.2%
General and administrative expenses (b)	8.5%	14.1%	17.1%		15.6%
Expense ratio	24.6%	24.1%	37.4%		32.8%

Combined ratio	60.7%	41.1%	77.6%		69.3%

Total assets	$5,854,354	$1,446,941	$2,892,477	$123,596	$10,317,368

(a)	Ratios are based on net premiums earned.

(b)	The general and administrative expense ratio includes share compensation expenses.

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

The Company’s exposures are generally diversified across geographic zones. The following tables set forth the gross premiums written allocated to the territory of coverage exposure for the periods indicated:

	Three Months Ended September 30, 2014
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$28,665	$2,206	$17,003	$(874)	$47,000	13.1%
Worldwide excluding United States (a)	10,639	(81)	29,781	(973)	39,366	10.9%
Australia and New Zealand	610	—	3,312	(139)	3,783	1.1%
Europe	8,560	312	9,821	(311)	18,382	5.1%
Latin America and Caribbean	12,945	—	24,740	(819)	36,866	10.3%
Japan	1,664	22	1,274	(73)	2,887	0.8%
Canada	188	—	2,430	(80)	2,538	0.7%
Rest of the world (b)	1,527	—	27,145	(1,073)	27,599	7.7%
Sub-total, non United States	36,133	253	98,503	(3,468)	131,421	36.6%
Worldwide including United States (a)	28,747	4,477	18,611	(560)	51,275	14.3%
Other location non-specific (c)	21,352	—	111,568	(3,642)	129,278	36.0%
Total	$114,897	$6,936	$245,685	$(8,544)	$358,974	100.0%

	Three Months Ended September 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$38,881	$2,546	$21,573	$(2,105)	$60,895	17.0%
Worldwide excluding United States (a)	16,973	—	34,751	(4,138)	47,586	13.3%
Australia and New Zealand	(9,482)	33	2,905	(236)	(6,780)	(1.9)%
Europe	4,252	377	9,778	(986)	13,421	3.8%
Latin America and Caribbean	5,902	—	38,084	(3,353)	40,633	11.4%
Japan	(2,637)	—	1,066	(117)	(1,688)	(0.5)%
Canada	1,469	500	2,749	(740)	3,978	1.1%
Rest of the world (b)	5,641	—	22,167	(1,830)	25,978	7.3%
Sub-total, non United States	22,118	910	111,500	(11,400)	123,128	34.5%
Worldwide including United States (a)	29,611	25	18,246	(1,665)	46,217	13.0%
Other location non-specific (c)	40,315	—	95,149	(8,944)	126,520	35.5%
Total	$130,925	$3,481	$246,468	$(24,114)	$356,760	100.0%

Validus Holdings, Ltd.
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

	Nine Months Ended September 30, 2014
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$452,470	$31,160	$85,465	$(10,662)	$558,433	27.5%
Worldwide excluding United States (a)	80,671	7,331	105,397	(6,741)	186,658	9.2%
Australia and New Zealand	20,025	1,019	7,615	(391)	28,268	1.4%
Europe	57,884	3,005	36,110	(4,157)	92,842	4.6%
Latin America and Caribbean	22,167	—	86,111	(4,418)	103,860	5.1%
Japan	41,137	608	3,404	(784)	44,365	2.2%
Canada	3,508	215	8,325	(641)	11,407	0.6%
Rest of the world (b)	23,870	—	70,702	(3,627)	90,945	4.5%
Sub-total, non United States	249,262	12,178	317,664	(20,759)	558,345	27.6%
Worldwide including United States (a)	168,337	91,735	71,147	(11,365)	319,854	15.8%
Other location non-specific (c)	234,100	—	380,048	(24,141)	590,007	29.1%
Total	$1,104,169	$135,073	$854,324	$(66,927)	$2,026,639	100.0%

	Nine Months Ended September 30, 2013
	Gross Premiums Written
	Validus Re	AlphaCat	Talbot	Eliminations	Total	%
United States	$542,692	$50,935	$77,630	$(10,599)	$660,658	30.6%
Worldwide excluding United States (a)	69,482	14,801	109,562	(9,065)	184,780	8.4%
Australia and New Zealand	21,116	2,216	7,930	(467)	30,795	1.4%
Europe	64,986	2,514	41,523	(3,892)	105,131	4.9%
Latin America and Caribbean	5,885	—	124,120	(7,312)	122,693	5.7%
Japan	41,939	653	5,258	(963)	46,887	2.2%
Canada	4,503	818	8,790	(1,336)	12,775	0.6%
Rest of the world (b)	29,211	—	62,803	(3,700)	88,314	4.1%
Sub-total, non United States	237,122	21,002	359,986	(26,735)	591,375	27.3%
Worldwide including United States (a)	180,621	74,820	63,998	(10,214)	309,225	14.3%
Other location non-specific (c)	271,837	—	353,902	(23,164)	602,575	27.8%
Total	$1,232,272	$146,757	$855,516	$(70,712)	$2,163,833	100.0%

(a)	Represents risks in two or more geographic zones.

(b)	Represents risks in one geographic zone.

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
Notes to Consolidated Financial Statements (unaudited)
(Expressed in thousands of U.S. dollars, except share and per share information)

18. Subsequent events
Western World Insurance Group acquisition
On June 23, 2014, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock of Western World Insurance Group, Inc. ("Western World"), a specialty excess and surplus lines insurance company. On October 2, 2014, the Company completed its acquisition of Western World for an aggregate purchase price of $690,000 in cash, subject to adjustment based on pre-closing payments to shareholders, transaction expenses and the timing of closing as further described in the stock purchase agreement. The results of Western World have not been included in the Company’s Consolidated Financial Statements as at September 30, 2014.
Quarterly Dividend
On November 5, 2014, the Company announced a quarterly cash dividend of $0.30 per each common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on December 31, 2014 to holders of record on December 15, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 and the Company's consolidated financial condition, liquidity and capital resources as at September 30, 2014 and December 31, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk, as well as management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Executive Overview
The Company conducts its operations worldwide through three operating segments which have been determined under U.S. GAAP segment reporting to be Validus Re, AlphaCat and Talbot. Validus Re is a Bermuda-based reinsurance segment focused on short tail lines of reinsurance. AlphaCat is a Bermuda-based investment adviser, managing capital from third parties and the Company in insurance linked securities and other investments in the property catastrophe reinsurance space. Talbot is a specialty insurance segment, operating within the Lloyd's insurance market through Syndicate 1183.
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
On June 23, 2014, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock of Western World Insurance Group, Inc. ("Western World"), a specialty excess and surplus lines insurance company. On October 2, 2014, the Company completed its acquisition of Western World for an aggregate purchase price of $690.0 million in cash, subject to adjustment based on pre-closing payments to shareholders, transaction expenses and the timing of closing as further described in the stock purchase agreement. The results of Western World have not been included in the Company's Consolidated Financial Statements as at September 30, 2014.

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
Property and other reinsurance premiums have historically risen in the aftermath of significant catastrophic losses. As loss reserves are established, industry surplus is depleted and the industry’s capacity to write new business diminishes. At the same time, management believes that there is a heightened awareness of exposure to natural catastrophes on the part of cedants, rating agencies and catastrophe modeling firms, resulting in an increase in the demand for reinsurance protection. The global property and casualty insurance and reinsurance industry has historically been highly cyclical. Since 2007, increased capital provided by new entrants or by the commitment of capital by existing insurers and reinsurers increased the supply of insurance and reinsurance which resulted in a softening of rates on most lines. During 2010 and 2011, there was an increased level of catastrophe activity, principally the Chilean earthquake, Deepwater Horizon, Tohoku and New Zealand earthquake events, but the Company continues to see increased competition and decreased premium rates in most classes of business.
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
During the January 2014 renewal season, the Validus Re and AlphaCat segments underwrote $575.2 million in gross premiums written, a decrease of 3.2% from the prior period, excluding the impact of the agriculture business of $61.4 million and $150.6 million for 2014 and 2013, respectively. This decrease was primarily driven by a challenging rate environment in the Company's U.S. property catastrophe business, which experienced a reduction in rates of approximately 12.5%. During the mid-year 2014 renewal period, the Validus Re segment experienced rate softening across U.S. and international property lines. In particular, although limits placed from the Florida market increased, the availability of capacity resulted in overall pricing reductions within this range for Florida property catastrophe business. The Talbot segment experienced a whole account rate decrease of 3.7% through September 30, 2014.
Financial Measures
The Company believes that the primary financial indicator for evaluating performance and measuring the overall growth in value generated for shareholders is book value per diluted common share. Book value per diluted common share plus accumulated dividends, together with other important financial indicators, is shown below:

	As at, or for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
Book value per diluted common share plus accumulated dividends	$47.28	$43.05	$47.28	$43.05	$43.91
Book value per diluted common share	38.70	35.67	38.70	35.67	36.23
Underwriting income	92,084	166,807	391,251	494,546	604,908
Net operating income attributable to Validus	77,256	155,237	355,954	482,303	578,672
Annualized return on average equity	4.2%	19.8%	12.8%	15.2%	17.7%

Book value per diluted common share plus accumulated dividends is considered by management to be the primary indicator of financial performance, as we believe growth in book value on a diluted basis, plus the dividends that have accumulated, ultimately translates into the return that a shareholder will receive. Book value per diluted common share plus accumulated dividends increased by $3.37, or 7.7%, from $43.91 at December 31, 2013 to $47.28 at September 30, 2014. Book value per diluted common share plus accumulated dividends increased by $0.45, or 1.0%, from $46.83 at June 30, 2014 to $47.28 at September 30, 2014. Cash dividends per common share are an integral part of the value created for shareholders. The Company paid quarterly cash dividends of $0.30 per common share and common share equivalent during the three and nine months ended September 30, 2014. On November 5, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, payable on December 31, 2014 to holders of record on December 15, 2014. Book value per diluted common share plus accumulated dividends is calculated based on total shareholders’ equity plus the assumed proceeds from the exercise of outstanding options and warrants, divided by the sum of common shares, unvested restricted shares and options and warrants outstanding (assuming their exercise), plus accumulated dividends. Book value per diluted common share plus accumulated dividends is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Book value per diluted common share is considered by management to be a measure of returns to common shareholders, as we believe growth in book value on a diluted basis ultimately translates into growth in stock price. Book value per diluted common share after dividends paid, increased by $2.47, or 6.8%, from $36.23 at December 31, 2013 to $38.70 at September 30, 2014. Book value per diluted common share after dividends paid, increased by $0.15, or 0.4%, from $38.55 at June 30, 2014 to $38.70 at September 30, 2014. Book value per diluted common share is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Underwriting income measures the performance of the Company’s core underwriting function, excluding revenues and expenses such as net investment income (loss), other income, finance expenses, net realized and change in net unrealized gains (losses) on investments, foreign exchange gains (losses) and non-recurring items. The Company believes the reporting of underwriting income enhances the understanding of results by highlighting the underlying profitability of the Company’s core insurance and reinsurance operations. Underwriting income for the three months ended September 30, 2014 and 2013 was $92.1 million and $166.8 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $391.3 million and $494.5 million, respectively. Underwriting income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures."
Net operating income available to Validus is defined as net income excluding net realized and change in net unrealized gains (losses) on investments, income (loss) from investment affiliate, foreign exchange gains (losses), non-recurring items and operating income (loss) (attributable) to noncontrolling interest. This measure focuses on the underlying fundamentals of the Company's operations without the influence of gains (losses) from the sale of investments, translation of non-U.S. dollar currencies and non-recurring items. Net operating income available to Validus for the three months ended September 30, 2014 and 2013 was $77.3 million and $155.2 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $356.0 million and $482.3 million, respectively. Net operating income is a non-GAAP financial measure, as described in more detail in the section entitled “Non-GAAP Financial Measures.”
Annualized return on average equity represents the return generated on common shareholders’ capital during the period. Return on average equity is calculated by dividing the net income available to Validus for the period by the average shareholders’ equity available to Validus during the period. Average shareholders’ equity is the average of the beginning, ending and intervening quarter end shareholders’ equity balances. The Company’s objective is to generate superior returns on capital that appropriately rewards shareholders for the risks assumed. The annualized return on average equity for the three months ended September 30, 2014 and 2013 was 4.2% and 19.8%, respectively, and for the nine months ended September 30, 2014 and 2013 was 12.8% and 15.2%, respectively.

Third Quarter 2014 Summarized Consolidated Results of Operations

•	Gross premiums written for the three months ended September 30, 2014 were $359.0 million compared to $356.8 million for the three months ended September 30, 2013, an increase of $2.2 million, or 0.6%.

•	Net premiums earned for the three months ended September 30, 2014 were $494.7 million compared to $531.3 million for the three months ended September 30, 2013, a decrease of $36.6 million, or 6.9%.

•	Underwriting income for the three months ended September 30, 2014 was $92.1 million compared to $166.8 million for the three months ended September 30, 2013, a decrease of $74.7 million, or 44.8%.

•
Combined ratio for the three months ended September 30, 2014 of 81.4% which included $55.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.2 percentage points compared to a combined ratio for the three months ended September 30, 2013 of 68.6% which included $65.1 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 12.2 percentage points. The favorable loss reserve development was primarily due to lower development on attritional losses. Included within the incurred losses for the three months ended September 30, 2014 of $224.1 million, was $61.4 million of non-notable loss events.

•	Loss ratio for the three months ended September 30, 2014 of 45.3% compared to 33.5% for the three months ended September 30, 2013 an increase of 11.8 percentage points.

•	Loss ratios by line of business are as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Percentage Point Change
Property	19.0%	18.2%	0.8
Marine	36.2%	43.3%	(7.1)
Specialty	86.8%	50.0%	36.8
All lines	45.3%	33.5%	11.8

•	Losses and loss expenses from notable loss events for the three months ended September 30, 2014 and 2013 were $nil.

•	Net investment income for the three months ended September 30, 2014 was $25.3 million compared to $20.0 million for the three months ended September 30, 2013, an increase of $5.3 million, or 26.2%.

•
Net operating income available to Validus for the three months ended September 30, 2014 was $77.3 million compared to $155.2 million for the three months ended September 30, 2013, a decrease of $78.0 million, or 50.2%.

•
Net income available to Validus for the three months ended September 30, 2014 was $39.7 million, or $0.41 per diluted common share compared to $183.4 million or $1.77 per diluted common share for the three months ended September 30, 2013.

Overview of the Results of Operations for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013.
The change in net operating income available to Validus for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended September 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(36,592)
Notable loss events (a)	—
Incurred current year losses, excluding notable loss events	(36,675)
Prior period loss development	(9,485)
Other underwriting deductions (b)	8,029
Underwriting income (c)	(74,723)
(Income) attributable to operating affiliate investors	(13,992)
Other operating expenses and income, net (d)	7,197
Net operating income (c)	(81,518)
Net operating (income) loss attributable to noncontrolling interest	3,537
Net operating income available to Validus (c)	$(77,981)

(a)	There were no notable loss events for the three months ended September 30, 2014 and 2013.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Net operating income available to Validus for the three months ended September 30, 2014 was $77.3 million compared to $155.2 million for the three months ended September 30, 2013, a decrease of $78.0 million or 50.2%. The primary factors driving the decrease in net operating income available to Validus were:

•	A decrease in net premiums earned of $36.6 million, primarily within the Validus Re segment, due to a reduction in gross premiums written;

•	An increase in losses and loss expenses of $46.2 million primarily due to current quarter non-notable loss events and a decrease in favorable prior period loss development of $9.5 million; and

•	An increase in income attributable to operating affiliate investors of $14.0 million; offset by,

•	A decrease in policy acquisition costs of $8.5 million.
Segment Reporting
Management has determined that the Company operates in three reportable segments - Validus Re, AlphaCat and Talbot.

Third Quarter 2014 Results of Operations - Validus Re Segment
The following table presents results of operations for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$114,897	$130,925
Reinsurance premiums ceded	(10,899)	(13,006)
Net premiums written	103,998	117,919
Change in unearned premiums	122,712	157,873
Net premiums earned	226,710	275,792

Underwriting deductions
Losses and loss expenses	102,005	62,250
Policy acquisition costs	36,177	47,662
General and administrative expenses	18,522	19,785
Share compensation expenses	2,582	2,479
Total underwriting deductions	159,286	132,176

Underwriting income (a)	67,424	143,616

Net investment income	20,762	15,628
Other loss	(6,827)	(1,892)
Finance expenses	(3,622)	(3,640)

Operating income before taxes	77,737	153,712
Tax benefit	1,058	143
Net operating income (a)	$78,795	$153,855

Selected ratios:
Net premiums written / Gross premiums written	90.5%	90.1%

Losses and loss expenses	45.0%	22.6%

Policy acquisition costs	16.0%	17.3%
General and administrative expenses (b)	9.3%	8.1%
Expense ratio	25.3%	25.4%
Combined ratio	70.3%	48.0%

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

The change in net operating income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended September 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(49,082)
Notable loss events (a)	—
Incurred current year losses, excluding notable loss events	(29,002)
Prior period loss development	(10,753)
Other underwriting deductions (b)	12,645
Underwriting income (d)	(76,192)
Other operating income and expenses, net (c)	1,132
Net operating income (d)	$(75,060)

(a)	There were no notable loss events for the three months ended September 30, 2014 and 2013.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$70,595	$96,481	$(25,886)
Marine	22,960	21,851	1,109
Specialty	21,342	12,593	8,749
Total	$114,897	$130,925	$(16,028)
The decrease in gross premiums written in the property lines of $25.9 million was primarily due to reductions in business written in the catastrophe excess of loss, per risk and proportional lines of $13.2 million, $1.4 million and $1.3 million, respectively. These decreases were as a result of current market conditions resulting in a number of non-renewals due to unfavorable pricing. In addition, variances in premium adjustments experienced on prior business led to a decrease of $5.3 million and a further decrease of $5.0 million was due to variances in intercompany cessions. The increase in gross premiums written of $8.7 million in the specialty lines was primarily due to an increase in quota share premiums and renewals occurring later in 2014 than 2013.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$70,595	61.4%	$96,481	73.7%
Marine	22,960	20.0%	21,851	16.7%
Specialty	21,342	18.6%	12,593	9.6%
Total	$114,897	100.0%	$130,925	100.0%
The changes in mix of business are consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$3,505	$2,337	$1,168
Marine	7,070	10,666	(3,596)
Specialty	324	3	321
Total	$10,899	$13,006	$(2,107)
Reinsurance premiums ceded in the marine lines decreased by $3.6 million as a result of a reinsurance purchase occurring in the third quarter of 2013 that did not reoccur in 2014.
Net Premiums Written

	Net Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$67,090	$94,144	$(27,054)
Marine	15,890	11,185	4,705
Specialty	21,018	12,590	8,428
Total	$103,998	$117,919	$(13,921)
The decrease in net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$67,090	95.0%	$94,144	97.6%
Marine	15,890	69.2%	11,185	51.2%
Specialty	21,018	98.5%	12,590	100.0%
Total	$103,998	90.5%	$117,919	90.1%
The marine ratio increased by 18.0 percentage points due to a decrease in reinsurance premiums ceded as a result of the factors mentioned above.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$114,414	$159,454	$(45,040)
Marine	35,826	46,482	(10,656)
Specialty	76,470	69,856	6,614
Total	$226,710	$275,792	$(49,082)
The decreases in the property and marine lines net premiums earned were as a result of lower gross premiums written over the past year. The increase in the specialty lines net premiums earned was due primarily to various adjustments on existing business.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended September 30,
	2014	2013
All lines—current period—notable loss events	0.0%	0.0%
All lines—change in prior accident years	(8.9)%	(11.2)%
All lines—current period excluding items above	53.9%	33.8%
All lines—loss ratio	45.0%	22.6%

	Losses and Loss Expenses - All Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable loss events	$—	$—	$—
All lines—change in prior accident years	(20,140)	(30,893)	10,753
All lines—current period excluding items above	122,145	93,143	29,002
All lines—losses and loss expenses	$102,005	$62,250	$39,755
Notable Loss Events
There were no notable loss events for the three months ended September 30, 2014 and 2013.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2014	2013
Property—current period—notable loss events	0.0%	0.0%
Property—change in prior accident years	(14.3)%	(11.0)%
Property—current period excluding items above	26.2%	11.7%
Property—loss ratio	11.9%	0.7%

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property—current period—notable loss events	$—	$—	$—
Property—change in prior accident years	(16,384)	(17,595)	1,211
Property—current period excluding items above	29,934	18,726	11,208
Property—losses and loss expenses	$13,550	$1,131	$12,419
The property lines current quarter loss ratio, excluding the impact of notable loss events, was higher by 14.5 percentage points, representing a higher level of attritional claims experienced during the current quarter.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended September 30,
	2014	2013
Marine—current period—notable loss events	0.0%	0.0%
Marine—change in prior accident years	(7.9)%	(23.7)%
Marine—current period excluding items above	49.2%	50.5%
Marine—loss ratio	41.3%	26.8%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Marine—current period—notable loss events	$—	$—	$—
Marine—change in prior accident years	(2,843)	(10,995)	8,152
Marine—current period excluding items above	17,637	23,472	(5,835)
Marine—losses and loss expenses	$14,794	$12,477	$2,317
The marine lines experienced $8.2 million lower favorable loss reserve development during the three months ended September 30, 2014, primarily due to lower favorable development on attritional losses. The current quarter loss ratio, excluding the impact of notable loss events, decreased by 1.3 percentage points as a result of lower attritional losses in the quarter.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended September 30,
	2014	2013
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(1.2)%	(3.3)%
Specialty—current period excluding items above	97.5%	72.9%
Specialty—loss ratio	96.3%	69.6%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Specialty—current period—notable loss events	$—	$—	$—
Specialty—change in prior accident years	(913)	(2,303)	1,390
Specialty—current period excluding items above	74,574	50,945	23,629
Specialty—losses and loss expenses	$73,661	$48,642	$25,019
The specialty lines current quarter loss ratio, excluding the impact of notable loss events, was higher by 24.6 percentage points, due to non-notable loss events during the current quarter.
Policy Acquisition Costs

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$19,868	17.4%	$28,173	17.7%
Marine	5,966	16.7%	9,241	19.9%
Specialty	10,343	13.5%	10,248	14.7%
Total	$36,177	16.0%	$47,662	17.3%
The policy acquisition cost ratio for the marine lines decreased 3.2 percentage points primarily due to adjustments to estimates on proportional lines in the respective quarters.
General and Administrative and Share Compensation Expenses

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$18,522	8.2%	$19,785	7.2%
Share compensation expenses	2,582	1.1%	2,479	0.9%
Total	$21,104	9.3%	$22,264	8.1%
The decrease in general and administrative expenses of $1.3 million or 6.4% was due primarily to the reduction in professional fees associated with the wind-up of certain Flagstone entities.

Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expense ratio and the expense ratio. The losses and loss expense ratio is calculated by dividing losses and loss expense incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
Losses and loss expense ratio	45.0%	22.6%
Policy acquisition cost ratio	16.0%	17.3%
General and administrative expense ratio (a)	9.3%	8.1%
Expense ratio	25.3%	25.4%
Combined ratio	70.3%	48.0%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended September 30, 2014 of 22.3 percentage points compared to the three months ended September 30, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Net Investment Income
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$17,538	$16,171	$1,367
Other investments	3,371	492	2,879
Cash and cash equivalents	1,202	627	575
Securities lending income	1	3	(2)
Total gross investment income	22,112	17,293	4,819
Investment expenses	(1,350)	(1,665)	315
Total	$20,762	$15,628	$5,134
The increase in net investment income for the three months ended September 30, 2014 was $5.1 million or 32.9% primarily due to modest asset allocation changes to diversify risk and improve portfolio yield. Net investment income from other investments includes distributed and undistributed net income from certain investments.
Other Loss

	Other Loss
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Other loss	$(6,827)	$(1,892)	$(4,935)
Other loss for the three months ended September 30, 2014 resulted primarily from an adjustment of $7.7 million to the carrying value of long-lived assets held by a Flagstone entity.

Finance Expenses

	Finance Expenses
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$3,622	$3,640	$(18)
Finance expenses for the three months ended September 30, 2014 and 2013 were comparable.

Third Quarter 2014 Results of Operations - AlphaCat Segment
The following table presents results of operations for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$6,936	$3,481
Reinsurance premiums ceded	(648)	(525)
Net premiums written	6,288	2,956
Change in unearned premiums	28,850	34,210
Net premiums earned	35,138	37,166

Underwriting deductions
Losses and loss expenses	3,738	15,615
Policy acquisition costs	3,378	3,787
General and administrative expenses	7,719	5,728
Share compensation expenses	179	152
Total underwriting deductions	15,014	25,282

Underwriting income (a)	20,124	11,884

Net investment income	837	967
Other income	5,980	3,791
Finance expenses	(385)	(80)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	26,556	16,562
Income from operating affiliates	3,761	1,463
(Income) attributable to operating affiliate investors	(25,807)	(11,815)
Net operating income (a)	4,510	6,210
Net operating (income) attributable to noncontrolling interest	438	(3,099)
Net operating income available to Validus (a)	$4,948	$3,111

Selected ratios:
Net premiums written / Gross premiums written	90.7%	84.9%

Losses and loss expenses	10.6%	42.0%

Policy acquisition costs	9.6%	10.2%
General and administrative expenses (b)	22.5%	15.8%
Expense ratio	32.1%	26.0%
Combined ratio	42.7%	68.0%

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

The change in net operating income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the three months ended September 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(2,028)
Notable loss events (a)	—
Incurred current year losses, excluding notable loss events	11,877
Prior period loss development	—
Other underwriting deductions (b)	(1,609)
Underwriting income (d)	8,240
(Income) attributable to operating affiliate investors	(13,992)
Other operating income and expenses, net (c)	4,052
Net operating income (d)	(1,700)
Net operating loss (income) attributable to noncontrolling interest	3,537
Net operating income available to Validus (d)	$1,837

(a)	There were no notable loss events for the three months ended September 30, 2014 and 2013.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

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

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$6,936	$3,481	$3,455
The increase in gross premiums written in the property lines of $3.5 million was primarily due to an increase in the capital base of the AlphaCat ILS funds for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Reinsurance Premiums Ceded
AlphaCat reinsurance premiums ceded for the three months ended September 30, 2014 and 2013 were $0.6 million and $0.5 million, respectively.

Net Premiums Written

	Net Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$6,288	$2,956	$3,332
The increase in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 90.7% and 84.9% for the three months ended September 30, 2014 and 2013.
Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$35,138	$37,166	$(2,028)
The decrease in net premiums earned in the property lines was primarily due to the earnings patterns of gross premiums written.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2014	2013
Property—current period—notable loss events	0.0%	0.0%
Property—change in prior accident years	0.0%	0.0%
Property—current period excluding items above	10.6%	42.0%
Property—loss ratio	10.6%	42.0%

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property—current period—notable loss events	$—	$—	$—
Property—change in prior accident years	—	—	—
Property—current period excluding items above	3,738	15,615	(11,877)
Property—losses and loss expenses	$3,738	$15,615	$(11,877)
The property lines current quarter loss ratio, excluding the impact of notable loss events, was lower by 31.4 percentage points, representing a lower level of attritional claims experienced during the current quarter.
Notable Loss Events
There were no notable loss events for the three months ended September 30, 2014 and 2013.

Policy Acquisition Costs

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$3,378	9.6%	$3,787	10.2%
The policy acquisition cost ratios for the three months ended September 30, 2014 and 2013 were comparable.
General and Administrative and Share Compensation Expenses

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$7,719	22.0%	$5,728	15.4%
Share compensation expenses	179	0.5%	152	0.4%
Total	$7,898	22.5%	$5,880	15.8%
The increase in general and administrative expenses of $2.0 million or 34.8% was due primarily to an increase in professional fees of $1.7 million relating to PaCRe.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
Losses and loss expense ratio	10.6%	42.0%
Policy acquisition cost ratio	9.6%	10.2%
General and administrative expense ratio (a)	22.5%	15.8%
Expense ratio	32.1%	26.0%
Combined ratio	42.7%	68.0%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the three months ended September 30, 2014 of 25.3 percentage points compared to the three months ended September 30, 2013 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Net Investment Income
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$818	$958	$(140)
Cash and cash equivalents	19	9	10
Total net investment income	$837	$967	$(130)
Net investment income for the three months ended September 30, 2014 and 2013 was comparable.
Other Income

	Other Income
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Other income	$5,980	$3,791	$2,189
The increase in other income of $2.2 million, or 57.7%, is primarily due to a reduction in performance fees in the prior year quarter as a result of a loss incurred by AlphaCat 2013 in the third quarter of 2013.
Finance Expenses

	Finance Expenses
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$385	$80	$305
Finance expenses for the three months ended September 30, 2014 and 2013 were comparable.
Income From Operating Affiliates

	Income from Operating Affiliates
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
AlphaCat Re 2011	$(5)	$(270)	$265
AlphaCat Re 2012	(9)	(7)	(2)
AlphaCat 2013	7	585	(578)
AlphaCat 2014	1,367	—	1,367
AlphaCat ILS funds	2,401	1,155	1,246
Total	$3,761	$1,463	$2,298
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The increase in income from operating affiliates for the three months ended September 30, 2014 was due to additional income as a result of the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014.

(Income) Attributable To Operating Affiliate Investors

	(Income) Attributable to Operating Affiliate Investors
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
(Income) attributable to operating affiliate investors	$(25,807)	$(11,815)	$(13,992)
Income attributable to operating affiliate investors for the three months ended September 30, 2014 was $25.8 million compared to $11.8 million for the three months ended September 30, 2013, reflecting the increased transfer of economics as a result of the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014. This balance represents the transfer of investors' economic interest in the non-consolidated affiliated entities and includes both the Company's and third-party investors' share.
Net Operating Loss (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Loss Attributable to Noncontrolling Interest
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net operating loss (income) attributable to noncontrolling interest	$438	$(3,099)	$3,537
For the three months ended September 30, 2014, the net operating loss attributable to noncontrolling interest was $0.4 million, which comprised $0.4 million relating to 90% of the net operating income in PaCRe for the current quarter and $nil of net operating income relating to the consolidated AlphaCat ILS fund.

Third Quarter 2014 Results of Operations - Talbot Segment
The following table presents results of operations for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$245,685	$246,468
Reinsurance premiums ceded	(27,134)	(49,998)
Net premiums written	218,551	196,470
Change in unearned premiums	14,297	21,860
Net premiums earned	232,848	218,330

Underwriting deductions
Losses and loss expenses	118,382	100,100
Policy acquisition costs	47,862	44,899
General and administrative expenses	37,709	37,402
Share compensation expenses	2,990	2,992
Total underwriting deductions	206,943	185,393

Underwriting income (a)	25,905	32,937

Net investment income	4,965	4,395
Other income	109	73
Finance expenses	162	(107)

Operating income before taxes	31,141	37,298
Tax benefit (expense)	332	(513)
Net operating income (a)	$31,473	$36,785

Selected ratios:
Net premiums written / Gross premiums written	89.0%	79.7%

Losses and loss expenses	50.8%	45.8%

Policy acquisition costs	20.6%	20.6%
General and administrative expenses (b)	17.5%	18.5%
Expense ratio	38.1%	39.1%
Combined ratio	88.9%	84.9%

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

The change in net operating income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the three months ended September 30
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$14,518
Notable loss events (a)	—
Incurred current year losses, excluding notable loss events	(19,550)
Prior period loss development	1,268
Other underwriting deductions (b)	(3,268)
Underwriting income (d)	(7,032)
Other operating income and expenses, net (c)	1,720
Net operating income (d)	$(5,312)

(a)	There were no notable loss events for the three months ended September 30, 2014 and 2013.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$67,043	$82,806	$(15,763)
Marine	90,794	75,837	14,957
Specialty	87,848	87,825	23
Total	$245,685	$246,468	$(783)
The decrease in gross premiums written in the property lines of $15.8 million was primarily due to decreases in the property treaty lines of $15.7 million related to Latin American business being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re. The increase in gross premiums written in the marine lines of $15.0 million was due primarily to an increase in the energy and marine energy and liability lines of $6.4 million and $3.8 million, respectively. These increases were due primarily to new business being written and renewals incepting in the third quarter of 2014 compared to the fourth quarter of 2013.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$67,043	27.3%	$82,806	33.6%
Marine	90,794	37.0%	75,837	30.8%
Specialty	87,848	35.8%	87,825	35.6%
Total	$245,685	100.0%	$246,468	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$17,235	$34,964	$(17,729)
Marine	(1,355)	1,635	(2,990)
Specialty	11,254	13,399	(2,145)
Total	$27,134	$49,998	$(22,864)
The decrease in reinsurance premiums ceded in the property lines of $17.7 million was due primarily to decreases in the property treaty and direct property lines of $12.3 million and $2.1 million, respectively due to lower quota share premiums as a result of business being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re.
Net Premiums Written

	Net Premiums Written
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$49,808	$47,842	$1,966
Marine	92,149	74,202	17,947
Specialty	76,594	74,426	2,168
Total	$218,551	$196,470	$22,081
The increase in Talbot net premiums written was driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$49,808	74.3%	$47,842	57.8%
Marine	92,149	101.5%	74,202	97.8%
Specialty	76,594	87.2%	74,426	84.7%
Total	$218,551	89.0%	$196,470	79.7%
The property ratio increased by 16.5 percentage points due to the Latin American business being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re.

Net Premiums Earned

	Net Premiums Earned
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$52,130	$49,935	$2,195
Marine	99,774	92,514	7,260
Specialty	80,944	75,881	5,063
Total	$232,848	$218,330	$14,518
The changes in net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Three Months Ended September 30,
	2014	2013
All lines—current period—notable loss events	0.0%	0.0%
All lines—change in prior accident years	(15.2)%	(15.7)%
All lines—current period excluding items above	66.0%	61.5%
All lines—loss ratio	50.8%	45.8%

	Losses and Loss Expenses - All Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable loss events	$—	$—	$—
All lines—change in prior accident years	(35,425)	(34,157)	(1,268)
All lines—current period excluding items above	153,807	134,257	19,550
All lines - losses and loss expenses	$118,382	$100,100	$18,282
Notable Loss Events
There were no notable loss events for the three months ended September 30, 2014 and 2013.

Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Three Months Ended September 30,
	2014	2013
Property—current period—notable loss events	0.0%	0.0%
Property—change in prior accident years	(25.5)%	(3.9)%
Property—current period excluding items above	65.9%	60.3%
Property—loss ratio	40.4%	56.4%

	Losses and Loss Expenses - Property Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property—current period—notable loss events	$—	$—	$—
Property—change in prior accident years	(13,285)	(1,953)	(11,332)
Property—current period excluding items above	34,340	30,137	4,203
Property—losses and loss expenses	$21,055	$28,184	$(7,129)
The property lines experienced $11.3 million higher favorable loss reserve development in the current quarter, primarily due to higher favorable development on non-notable loss events. The property lines current quarter loss ratio, excluding the impact of notable loss events was higher by 5.6 percentage points, representing a higher level of non-notable loss events experienced during the current quarter.

	Losses and Loss Expense Ratio - Marine Lines
	Three Months Ended September 30,
	2014	2013
Marine—current period—notable loss events	0.0%	0.0%
Marine—change in prior accident years	(12.0)%	(13.2)%
Marine—current period excluding items above	46.4%	64.7%
Marine—loss ratio	34.4%	51.5%

	Losses and Loss Expenses - Marine Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Marine—current period—notable loss events	$—	$—	$—
Marine—change in prior accident years	(11,922)	(12,216)	294
Marine—current period excluding items above	46,278	59,875	(13,597)
Marine—losses and loss expenses	$34,356	$47,659	$(13,303)
The marine lines current quarter loss ratio, excluding the impact of notable loss events, decreased by 18.3 percentage points primarily due to a lower level of non-notable loss events experienced during the current quarter.

	Losses and Loss Expense Ratio - Specialty Lines
	Three Months Ended September 30,
	2014	2013
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(12.6)%	(26.3)%
Specialty—current period excluding items above	90.4%	58.3%
Specialty—loss ratio	77.8%	32.0%

	Losses and Loss Expenses - Specialty Lines
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Specialty—current period—notable loss events	$—	$—	$—
Specialty—change in prior accident years	(10,218)	(19,988)	9,770
Specialty—current period excluding items above	73,189	44,245	28,944
Specialty—losses and loss expenses	$62,971	$24,257	$38,714
The specialty lines experienced $9.8 million lower favorable loss reserve development in the current quarter, primarily as a result of lower favorable development on attritional losses. The current quarter loss ratio, excluding the impact of notable loss events, increased by 32.1 percentage points, representing a higher level of non-notable loss events experienced during the current quarter.
Policy Acquisition Costs

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$6,930	13.3%	$6,373	12.8%
Marine	22,846	22.9%	21,279	23.0%
Specialty	18,086	22.3%	17,247	22.7%
Total	$47,862	20.6%	$44,899	20.6%
The property acquisition cost ratios were comparable for the three months ended September 30, 2014 and 2013.
General and Administrative and Share Compensation Expenses

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	37,709	16.2%	37,402	17.1%
Share compensation expenses	2,990	1.3%	2,992	1.4%
Total	$40,699	17.5%	$40,394	18.5%
General and administrative and share compensation expenses were comparable for the three months ended September 30, 2014 and 2013.

Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
Losses and loss expense ratio	50.8%	45.8%
Policy acquisition cost ratio	20.6%	20.6%
General and administrative expense ratio (a)	17.5%	18.5%
Expense ratio	38.1%	39.1%
Combined ratio	88.9%	84.9%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the three months ended September 30, 2014 of 4.0 percentage points compared to the three months ended September 30, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$4,999	$4,296	$703
Cash and cash equivalents	360	443	(83)
Total gross investment income	5,359	4,739	620
Investment expenses	(394)	(344)	(50)
Total	$4,965	$4,395	$570
Net investment income for the three months ended September 30, 2014 and 2013 was comparable.

Third Quarter Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the three months ended September 30, 2014, net of eliminations related to the operating segments, were $19.4 million compared to $18.2 million for the three months ended September 30, 2013, an increase of $1.2 million or 6.6%. General and administrative expenses have increased primarily due to an increase in headcount and the performance bonus accrual; offset by, a decrease in severance expenses relating to the departure of employees in the prior year quarter. Also, contributing to the increase was an increase in information technology expenses during the quarter. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the three months ended September 30, 2014 were $3.0 million compared to $4.9 million for the three months ended September 30, 2013, a decrease of $1.9 million or 38.6%. The decrease of $1.9 million was primarily due to non-recurring expenses in 2013 from the acceleration of unvested awards in the prior year quarter relating to the departure of employees.
Corporate finance expenses for the three months ended September 30, 2014, net of eliminations related to the operating segments, were $11.5 million compared to $11.5 million for the three months ended September 30, 2013, an increase of $nil.
Transaction expenses for the three months ended September 30, 2014 were $0.1 million compared to $nil for the three months ended September 30, 2013, an increase of $0.1 million. The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. The Company incurred an additional $4.0 million of transaction expenses which will be recognized in the fourth quarter of 2014. Western World results have not been included in the Company's consolidated results for the three months ended September 30, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.
Third Quarter Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since the Company does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized (Losses) Gains on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net realized gains (losses) on investments	$4,595	$(6,320)	$10,915
Change in net unrealized (losses) gains on investments	(84,974)	69,967	(154,941)
Net realized and change in net unrealized (losses) gains on investments	$(80,379)	$63,647	$(144,026)
The movement in the net realized and change in net unrealized (losses) gains on investments of $(144.0) million was due to an unfavorable movement in net realized and unrealized (losses) gains on fixed maturity and short term investments of $(38.0) million and an unfavorable movement in net realized and unrealized (losses) gains on other investments of $(106.0) million.
The unfavorable movement on fixed maturity and short term investments was primarily as a result of an upward shift in the two-to-seven year portion of the yield curve during the current quarter. The unfavorable movement on other investments was primarily due to the change in net unrealized (losses) of $(104.3) million on the Paulson hedge funds held by PaCRe. This is offset by a 90% noncontrolling interest of $93.9 million.

Income From Investment Affiliate

	Income From Investment Affiliate
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Income from investment affiliate	$1,754	$1,044	$710
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

U.S. dollar strengthened (weakened) against:	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
British Pound sterling	5.6%	(6.0)%
Euro	8.5%	(3.7)%
Canadian dollar	5.1%	(1.8)%
Swiss franc	7.8%	(4.1)%
Australian dollar	8.5%	(1.6)%
New Zealand dollar	12.7%	(6.3)%
Singapore dollar	2.5%	(1.0)%
Japanese yen	8.3%	(0.8)%

	Foreign Exchange (Losses) Gains
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Foreign exchange (losses) gains	$(11,441)	$6,036	$(17,477)
Foreign exchange losses for the three months ended September 30, 2014 were ($11.4) million compared to foreign exchange gains of $6.0 million for the three months ended September 30, 2013, a decrease of $17.5 million, or 289.5%, due primarily to the U.S. dollar strengthening against the Australian and New Zealand dollars as well as the Japanese yen.
Net Loss (Income) Attributable to Noncontrolling Interest

	Net Loss (Income) Attributable to Noncontrolling Interest
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net loss (income) attributable to noncontrolling interest	$53,069	$(45,694)	$98,763
For the three months ended September 30, 2014, the net loss attributable to noncontrolling interest was $53.1 million, which was comprised of an operating loss of $0.4 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $52.6 million, primarily on the investment portfolio within PaCRe.
For the three months ended September 30, 2013, net income attributable to noncontrolling interest was $45.7 million, which was comprised of operating income of $3.1 million, as discussed in the AlphaCat Segment Results of Operations, and non-operating income of $42.6 million, primarily on the investment portfolio within PaCRe.

Year to Date 2014 Summarized Consolidated Results of Operations

•
Gross premiums written for the nine months ended September 30, 2014 were $2,026.6 million compared to $2,163.8 million for the nine months ended September 30, 2013, a decrease of $137.2 million, or 6.3%.

•
Net premiums earned for the nine months ended September 30, 2014 were $1,443.7 million compared to $1,609.8 million for the nine months ended September 30, 2013, a decrease of $166.2 million, or 10.3%.

•	Underwriting income for the nine months ended September 30, 2014 was $391.3 million compared to $494.5 million for the nine months ended September 30, 2013, a decrease of $103.3 million, or 20.9%.

•
Combined ratio for the nine months ended September 30, 2014 of 72.9% which included $167.6 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 11.6 percentage points compared to a combined ratio for the nine months ended September 30, 2013 of 69.3% which included $171.8 million of favorable loss reserve development on prior accident years, benefiting the loss ratio by 10.7 percentage points.

•	Loss ratio for the nine months ended September 30, 2014 of 37.8% compared to 36.5% for the nine months ended September 30, 2013, an increase of 1.3 percentage points.

•	Loss ratios by line of business are as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Percentage Point Change
Property	14.4%	18.9%	(4.5)
Marine	44.8%	49.5%	(4.7)
Specialty	63.5%	55.3%	8.2
All lines	37.8%	36.5%	1.3

•
Losses and loss expenses from notable loss events for the nine months ended September 30, 2014 and September 30, 2013 were $nil and $62.7 million, respectively. The prior year notable loss event was the European floods.

•	Net investment income for the nine months ended September 30, 2014 was $69.9 million compared to $71.9 million for the nine months ended September 30, 2013, a decrease of $2.0 million, or 2.7%.

•
Net operating income available to Validus for the nine months ended September 30, 2014 was $356.0 million compared to $482.3 million for the nine months ended September 30, 2013, a decrease of $126.3 million, or 26.2%.

•
Net income available to Validus for the nine months ended September 30, 2014 was $355.4 million, or $3.70 per diluted common share compared to $437.3 million or $3.99 per diluted common share for the nine months ended September 30, 2013.

•
Transaction expenses for the nine months ended September 30, 2014 were $3.4 million compared to $nil for the nine months ended September 30, 2013, an increase of $3.4 million. The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. Western World results have not been included in the Company's consolidated results for the nine months ended September 30, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.

•	Investment yield for the nine months ended September 30, 2014 was 1.28% compared to 1.30% for the nine months ended September 30, 2013.

•
Annualized return on average equity and annualized net operating return on average equity for the nine months ended September 30, 2014 were 12.8% and 12.8%, respectively, compared to 15.2% and 16.8% for the nine months ended September 30, 2013.

•	Total investments and cash as at September 30, 2014 was $7.9 billion compared to $8.0 billion at December 31, 2013.

Overview of the Results of Operations for the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013.
The change in net operating income available to Validus for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is described in the following table:

Increase (decrease) to net operating income available to Validus over the nine months ended September 30,
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(166,151)
Notable loss events (a)	62,731
Incurred current year losses, excluding notable loss events	(16,291)
Prior period loss development	(4,201)
Other underwriting deductions (b)	20,617
Underwriting income (c)	(103,295)
(Income) attributable to operating affiliate investors	(40,677)
Other operating expenses and income, net (d)	12,784
Net operating income (c)	(131,188)
Net operating (income) loss attributable to noncontrolling interest	4,839
Net operating income available to Validus (c)	$(126,349)

(a)	There were no notable loss events for the nine months ended September 30, 2014. The notable loss event for the nine months ended September 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

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
Net operating income available to Validus for the nine months ended September 30, 2014 was $356.0 million compared to $482.3 million for the nine months ended September 30, 2013, a decrease of $126.3 million or 26.2%. The primary factors driving the decrease in net operating income were:

•
A decrease in net premiums earned of $166.2 million, primarily within the Validus Re segment, due to a reduction in gross premiums written, the timing of the purchase of retrocessional coverage and the effect of the Flagstone run-off business; and

•	An increase in income attributable to operating affiliate investors of $40.7 million; offset by,

•
A decrease in losses and loss expenses of $42.2 million primarily due to a reduction in notable loss events of $62.7 million; offset by an increase in current year losses, excluding notable loss events, of $16.3 million and a decrease in favorable prior period development of $4.2 million; and

•	A decrease in policy acquisition costs of $24.7 million.

Year To Date 2014 Results of Operations - Validus Re Segment
The following table presents results of operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$1,104,169	$1,232,272
Reinsurance premiums ceded	(184,074)	(226,292)
Net premiums written	920,095	1,005,980
Change in unearned premiums	(233,271)	(122,303)
Net premiums earned	686,824	883,677

Underwriting deductions
Losses and loss expenses	247,848	319,298
Policy acquisition costs	106,547	142,195
General and administrative expenses	53,757	69,649
Share compensation expenses	7,126	5,421
Total underwriting deductions	415,278	536,563

Underwriting income (a)	271,546	347,114

Net investment income	56,285	61,770
Other income	912	11,237
Finance expenses	(11,131)	(12,133)

Operating income before taxes	317,612	407,988
Tax benefit	1,176	1,755
Net operating income (a)	$318,788	$409,743

Selected ratios:
Net premiums written / Gross premiums written	83.3%	81.6%

Losses and loss expenses	36.1%	36.1%

Policy acquisition costs	15.5%	16.1%
General and administrative expenses (b)	8.9%	8.5%
Expense ratio	24.4%	24.6%
Combined ratio	60.5%	60.7%

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

The change in net operating income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the nine months ended September 30,
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(196,853)
Notable loss events (a)	55,316
Incurred current year losses, excluding notable loss events	21,988
Prior period loss development	(5,854)
Other underwriting deductions (b)	49,835
Underwriting income (d)	(75,568)
Other operating income and expenses, net (c)	(15,387)
Net operating income (d)	$(90,955)

(a)	There were no notable loss events for the nine months ended September 30, 2014. The notable loss event for the nine months ended September 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$617,023	$727,404	$(110,381)
Marine	175,706	194,047	(18,341)
Specialty	311,440	310,821	619
Total	$1,104,169	$1,232,272	$(128,103)
The decrease in gross premiums written in the property lines of $110.4 million was primarily due to reductions in business written in the catastrophe excess of loss and per risk lines of $102.6 million and $7.7 million, respectively. These decreases were as a result of current market conditions, the impact of a program that was withdrawn and a number of non-renewals due to both unfavorable pricing and the proposed inclusion of terror exposure on some programs without an appropriate premium for the additional risk. The decrease in gross premiums written of $18.3 million in the marine lines was primarily due to non-renewals and some business historically written in marine lines being renewed in specialty lines. The increase in gross premiums written of $0.6 million in the specialty lines was primarily due to new composite and trade credit business of $20.3 million and $16.1 million, respectively; offset by a $39.6 million reduction in agricultural business as a result of reduced participation in a number of quota share agreements.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$617,023	55.9%	$727,404	59.1%
Marine	175,706	15.9%	194,047	15.7%
Specialty	311,440	28.2%	310,821	25.2%
Total	$1,104,169	100.0%	$1,232,272	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$153,896	$171,382	$(17,486)
Marine	21,002	15,831	5,171
Specialty	9,176	39,079	(29,903)
Total	$184,074	$226,292	$(42,218)
Reinsurance premiums ceded in the property lines decreased by $17.5 million, due to significant restructuring of retrocessional coverage purchased, reflecting more favorable market conditions in the current nine months. The increase in reinsurance premiums in the marine lines of $5.2 million was primarily due to additional quota share coverage purchased in the first quarter of 2014 as a result of price reductions and broader coverage and terms available in the market. The decrease in reinsurance premiums ceded in the specialty lines of $29.9 million was due primarily to the non-renewal of proportional coverage that was purchased in the first quarter of 2013 related to the agriculture business.
Net Premiums Written

	Net Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$463,127	$556,022	$(92,895)
Marine	154,704	178,216	(23,512)
Specialty	302,264	271,742	30,522
Total	$920,095	$1,005,980	$(85,885)
The changes in Validus Re net premiums written were driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$463,127	75.1%	$556,022	76.4%
Marine	154,704	88.0%	178,216	91.8%
Specialty	302,264	97.1%	271,742	87.4%
Total	$920,095	83.3%	$1,005,980	81.6%
The marine ratio has decreased by 3.8 percentage points due to an increase in ceded premiums as a result of the factors mentioned above. The specialty ratio has increased by 9.7 percentage points due to the decrease in reinsurance coverage purchased on the agriculture business.
Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$354,061	$520,576	$(166,515)
Marine	117,521	155,461	(37,940)
Specialty	215,242	207,640	7,602
Total	$686,824	$883,677	$(196,853)
The decreases in the property and marine lines net premiums earned were as a result of lower gross premiums written and the tail of the Flagstone run-off as premiums were earned in the first nine months of 2013 with no comparative amounts for the nine months ended September 30, 2014. The increase in the specialty lines net premiums earned was due primarily to various adjustments on existing business.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Nine Months Ended September 30,
	2014	2013
All lines—current period—notable loss events	0.0%	6.3%
All lines—change in prior accident years	(8.3)%	(7.1)%
All lines—current period excluding items above	44.4%	36.9%
All lines—loss ratio	36.1%	36.1%

	Losses and Loss Expenses - All Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable loss events	$—	$55,316	$(55,316)
All lines—change in prior accident years	(56,836)	(62,690)	5,854
All lines—current period excluding items above	304,684	326,672	(21,988)
All lines—losses and loss expenses	$247,848	$319,298	$(71,450)

Notable Loss Events
There were no notable loss events for the nine months ended September 30, 2014. In comparison, notable loss events incurred in the nine months ended September 30, 2013 of $55.3 million were from a single notable loss event, the European Floods, which represented 6.3 percentage points of the loss ratio. Net of $5.0 million of reinstatement premiums, the effect of this event on net operating income was a $50.4 million reduction.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2014	2013
Property—current period—notable loss event	0.0%	10.6%
Property—change in prior accident years	(14.3)%	(19.0)%
Property—current period excluding items above	23.8%	22.5%
Property—loss ratio	9.5%	14.1%

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property—current period—notable loss event	$—	$55,316	$(55,316)
Property—change in prior accident years	(50,598)	(99,186)	48,588
Property—current period excluding items above	84,261	117,082	(32,821)
Property—losses and loss expenses	$33,663	$73,212	$(39,549)
The property lines experienced $48.6 million lower favorable loss reserve development, due to lower favorable emergence of notable loss events and lower favorable development on attritional losses during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In addition, there was favorable development on a number of notable loss events in the nine months ended September 30, 2013, primarily the Chilean earthquake, Hurricane Isaac and Cat 67. The current period loss ratio, excluding the impact of notable loss events, was comparable for the nine months ended September 30, 2014 and 2013.

	Losses and Loss Expense Ratio - Marine Lines
	Nine Months Ended September 30,
	2014	2013
Marine—current period—notable loss events	0.0%	0.0%
Marine—change in prior accident years	(4.4)%	23.6%
Marine—current period excluding items above	46.9%	40.9%
Marine—loss ratio	42.5%	64.5%

	Losses and Loss Expenses - Marine Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Marine—current period—notable loss events	$—	$—	$—
Marine—change in prior accident years	(5,213)	36,761	(41,974)
Marine—current period excluding items above	55,131	63,518	(8,387)
Marine—losses and loss expenses	$49,918	$100,279	$(50,361)

The marine lines experienced $5.2 million of favorable loss reserve development during the nine months ended September 30, 2014 due to favorable development on the Gryphon Alpha mooring failure, partially offset by adverse development on Costa Concordia. This is compared to unfavorable loss reserve development of $36.8 million during the nine months ended September 30, 2013, due primarily to adverse development on both Costa Concordia and Deepwater Horizon. The current nine months loss ratio, excluding the impact of notable loss events, increased by 6.0 percentage points as a result of higher attritional losses in the current nine months.

	Losses and Loss Expense Ratio - Specialty Lines
	Nine Months Ended September 30,
	2014	2013
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(0.5)%	(0.1)%
Specialty—current period excluding items above	76.8%	70.3%
Specialty—loss ratio	76.3%	70.2%

	Losses and Loss Expenses - Specialty Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Specialty—current period—notable loss events	$—	$—	$—
Specialty—change in prior accident years	(1,025)	(265)	(760)
Specialty—current period excluding items above	165,292	146,072	19,220
Specialty—losses and loss expenses	$164,267	$145,807	$18,460
The specialty lines current nine months loss ratio, excluding the impact of notable loss events, was higher by 6.5% percentage points, due to non-notable loss events during the current nine months.
Policy Acquisition Costs

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$59,665	16.9%	$82,580	15.9%
Marine	19,825	16.9%	29,995	19.3%
Specialty	27,057	12.6%	29,620	14.3%
Total	$106,547	15.5%	$142,195	16.1%
The acquisition cost ratio for the property lines increased by 1.0 percentage points primarily due to the impact of the restructured retrocessional coverage discussed above. The acquisition cost ratio for the marine lines decreased 2.4 percentage points primarily due to adjustments to estimates on proportional lines in the respective nine months. The acquisition cost ratio for the specialty lines has decreased by 1.7 percentage points due to changes on some of the renewed agricultural policies.

General and Administrative and Share Compensation Expenses

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$53,757	7.8%	$69,649	7.9%
Share compensation expenses	7,126	1.1%	5,421	0.6%
Total	$60,883	8.9%	$75,070	8.5%
The decrease in general and administrative expenses of $15.9 million or 22.8% was primarily due to a reduction in office and infrastructure costs related to entities that are no longer in use as a result of efficiencies achieved through rationalization of historical Flagstone entities. Also contributing to the decrease was a reduction in professional fees associated with the wind-up of certain Flagstone entities. This was partially offset by an increase in staff costs related to underwriting operations in Dublin, Ireland and Zurich, Switzerland compared to the nine months ended September 30, 2013.
Selected Underwriting Ratios
The underwriting results of an insurance or reinsurance company are often measured by reference to its combined ratio, which is the sum of the losses and loss expense ratio and the expense ratio. The losses and loss expense ratio is calculated by dividing losses and loss expenses incurred (including estimates for incurred but not reported losses) by net premiums earned. The expense ratio is calculated by dividing acquisition costs combined with general and administrative expenses by net premiums earned. The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Losses and loss expense ratio	36.1%	36.1%
Policy acquisition cost ratio	15.5%	16.1%
General and administrative expense ratio (a)	8.9%	8.5%
Expense ratio	24.4%	24.6%
Combined ratio	60.5%	60.7%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the nine months ended September 30, 2014 of 0.2 percentage points compared to the nine months ended September 30, 2013 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Net Investment Income
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$52,871	$60,288	$(7,417)
Other investments	4,354	4,753	(399)
Cash and cash equivalents	3,465	1,712	1,753
Securities lending income	5	3	2
Total gross investment income	60,695	66,756	(6,061)
Investment expenses	(4,410)	(4,986)	576
Total	$56,285	$61,770	$(5,485)
The decrease in net investment income for the nine months ended September 30, 2014 was $5.5 million or 8.9% primarily due to a decrease in the overall yields on fixed maturity investments and a lower balance of such investments. Net investment income from other investments includes distributed and undistributed net income from certain investments.
Other Income

	Other Income
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Other income	$912	$11,237	$(10,325)
Other income for the nine months ended September 30, 2014 decreased primarily due to an adjustment of $7.7 million to the carrying value of long-lived assets held by a Flagstone entity.
Finance Expenses

	Finance Expenses
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$11,131	$12,133	$(1,002)
Finance expenses for the nine months ended September 30, 2014 and 2013 were comparable.

Year to Date 2014 Results of Operations - AlphaCat Segment
The following table presents results of operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$135,073	$146,757
Reinsurance premiums ceded	(4,348)	(525)
Net premiums written	130,725	146,232
Change in unearned premiums	(32,444)	(46,459)
Net premiums earned	98,281	99,773

Underwriting deductions
Losses and loss expenses	(7,155)	16,928
Policy acquisition costs	9,414	10,011
General and administrative expenses	15,627	13,757
Share compensation expenses	330	314
Total underwriting deductions	18,216	41,010

Underwriting income (a)	80,065	58,763

Net investment income	2,546	2,821
Other income	21,482	17,439
Finance expenses	(2,039)	(4,273)

Operating income before income from operating affiliates and (income) attributable to operating affiliate investors	102,054	74,750
Income from operating affiliates	13,580	8,779
(Income) attributable to operating affiliate investors	(82,833)	(42,156)
Net operating income (a)	32,801	41,373
Net operating (income) attributable to noncontrolling interest	(3,160)	(7,999)
Net operating income available to Validus (a)	$29,641	$33,374

Selected ratios:
Net premiums written / Gross premiums written	96.8%	99.6%

Losses and loss expenses	(7.3)%	17.0%

Policy acquisition costs	9.6%	10.0%
General and administrative expenses (b)	16.2%	14.1%
Expense ratio	25.8%	24.1%
Combined ratio	18.5%	41.1%

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

The change in net operating income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income available to Validus over the nine months ended September 30,
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$(1,492)
Notable loss events (a)	975
Incurred current year losses, excluding notable loss events	11,500
Prior period loss development	11,608
Other underwriting deductions (b)	(1,289)
Underwriting income (d)	21,302
(Income) attributable to operating affiliate investors	(40,677)
Other operating income and expenses, net (c)	10,803
Net operating income (d)	(8,572)
Net operating income attributable to noncontrolling interest	4,839
Net operating income available to Validus (d)	$(3,733)

(a)	There were no notable loss events for the nine months ended September 30, 2014. The notable loss event for the nine months ended September 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses, taxes and income (loss) from operating affiliates.

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

Gross Premiums Written

	Gross Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$135,073	$146,757	$(11,684)
The decrease in gross premiums written in the property lines of $11.7 million was as a result of AlphaCat 2014 having a smaller capital base than AlphaCat 2013. Partially offsetting this was an increase in the capital base of the AlphaCat ILS funds for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Business written into the AlphaCat ILS funds typically has a lower rate on line than business written into AlphaCat 2014 or AlphaCat 2013. As a result, the impact on gross premiums written from a change in capital base between AlphaCat 2014 and AlphaCat 2013 will be proportionately higher than from a change in the capital base of the AlphaCat ILS funds.
Reinsurance Premiums Ceded
AlphaCat reinsurance premiums ceded for the nine months ended September 30, 2014 were $4.3 million compared to $0.5 million for the nine months ended September 30, 2013. The reinsurance was purchased due to the availability of attractively priced coverage.

Net Premiums Written

	Net Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$130,725	$146,232	$(15,507)
The decrease in AlphaCat net premiums written was driven by factors highlighted above in respect of gross premiums written and reinsurance premiums ceded. The ratios of net premiums written to gross premiums written were 96.8% and 99.6% for the nine months ended September 30, 2014 and 2013, respectively.
Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$98,281	$99,773	$(1,492)
The decrease in net premiums earned in the property lines was due to lower mid-year renewals in 2014 compared to 2013.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2014	2013
Property - current period - notable loss events	0.0%	1.0%
Property - change in prior accident years	(11.8)%	0.0%
Property - current period excluding items above	4.5%	16.0%
Property—loss ratio	(7.3)%	17.0%

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable loss events	$—	$975	$(975)
Property - change in prior accident years	(11,608)	—	(11,608)
Property - current period excluding items above	4,453	15,953	(11,500)
Property - losses and loss expenses	$(7,155)	$16,928	$(24,083)
The property lines experienced $11.6 million higher favorable loss reserve development compared to the nine months ended September 30, 2013, due to the partial release of reserves originally established in the third quarter of 2013 on an aggregate excess of loss contract. The current nine months loss ratio, excluding the impact of notable loss events, was lower by 11.5 percentage points, representing a lower level of attritional claims experienced during the current nine months.

Notable Loss Events
There were no notable loss events for the nine months ended September 30, 2014. In comparison, notable loss events incurred in the nine months ended September 30, 2013 of $1.0 million were from a single notable loss event, the European Floods, which represented 1.0 percentage point of the loss ratio.
Policy Acquisition Costs

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$9,414	9.6%	$10,011	10.0%
The acquisition cost ratios for the nine months ended September 30, 2014 and 2013 were comparable.
General and Administrative and Share Compensation Expenses

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$15,627	15.9%	$13,757	13.8%
Share compensation expenses	330	0.3%	314	0.3%
Total	$15,957	16.2%	$14,071	14.1%
The increase in general and administrative expenses of $1.9 million or 13.6% was due primarily to an increase in professional fees of $1.7 million relating to PaCRe.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Losses and loss expense ratio	(7.3)%	17.0%
Policy acquisition cost ratio	9.6%	10.0%
General and administrative expense ratio (a)	16.2%	14.1%
Expense ratio	25.8%	24.1%
Combined ratio	18.5%	41.1%

(a)	Includes general and administrative expenses and share compensation expenses.
The decrease in the combined ratio for the nine months ended September 30, 2014 of 22.6 percentage points compared to the nine months ended September 30, 2013 was due to the movement in the underlying ratios as discussed above.

Net Investment Income

	Net Investment Income
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$2,493	$2,796	$(303)
Cash and cash equivalents	53	25	28
Total net investment income	$2,546	$2,821	$(275)
Net investment income for the nine months ended September 30, 2014 and 2013 was comparable.
Other Income

	Other Income
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Other income	$21,482	$17,439	$4,043
The increase in other income of $4.0 million or 23.2% was primarily due to a gain resulting from the deconsolidation of one of the AlphaCat ILS funds during the first quarter of 2014 and a reduction in performance fees in the third quarter of 2013 as a result of a loss incurred by AlphaCat 2013.
Finance Expenses

	Finance Expenses
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Finance expenses	$2,039	$4,273	$(2,234)
The decrease in finance expenses of $2.2 million or 52.3% was as a result of lower costs incurred in structuring AlphaCat 2014 compared to AlphaCat 2013.
Income From Operating Affiliates

	Income from Operating Affiliates
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
AlphaCat Re 2011	$183	$106	$77
AlphaCat Re 2012	882	3,071	(2,189)
AlphaCat 2013	2,043	4,121	(2,078)
AlphaCat 2014	4,399	—	4,399
AlphaCat ILS funds	6,073	1,481	4,592
Total	$13,580	$8,779	$4,801
For details of voting and equity ownership interests of the above entities, refer to Note 5 to the Consolidated Financial Statements in Part I. The increase in income from operating affiliates for the nine months ended September 30, 2014 was due to the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014.

(Income) Attributable To Operating Affiliate Investors

	(Income) Attributable to Operating Affiliate Investors
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
(Income) attributable to operating affiliate investors	$(82,833)	$(42,156)	$(40,677)
Income attributable to operating affiliate investors was $40.7 million higher, reflecting the increased transfer of economics as a result of the deconsolidation of one of the AlphaCat ILS funds in the first quarter of 2014. This balance represents the transfer of investors' economic interest in the non-consolidated affiliated entities and includes both the Company's and third-party investors' share.
Net Operating (Income) Attributable to Noncontrolling Interest

	Net Operating (Income) Loss Attributable to Noncontrolling Interest
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net operating (income) attributable to noncontrolling interest	$(3,160)	$(7,999)	$4,839
For the nine months ended September 30, 2014, the net operating income attributable to noncontrolling interest was $3.2 million, which comprised $2.0 million relating to 90% of the net operating income in PaCRe for the quarter and $1.1 million of net operating income relating to the consolidated AlphaCat ILS funds.

Year To Date 2014 Results of Operations - Talbot Segment
The following table presents results of operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Underwriting income
Gross premiums written	$854,324	$855,516
Reinsurance premiums ceded	(154,115)	(191,922)
Net premiums written	700,209	663,594
Change in unearned premiums	(41,658)	(37,237)
Net premiums earned	658,551	626,357

Underwriting deductions
Losses and loss expenses	304,848	251,554
Policy acquisition costs	138,383	127,092
General and administrative expenses	107,031	100,506
Share compensation expenses	8,434	6,754
Total underwriting deductions	558,696	485,906

Underwriting income (a)	99,855	140,451

Net investment income	14,322	13,496
Other income	384	564
Finance expenses	68	(256)

Operating income before taxes	114,629	154,255
Tax expense	(902)	(1,184)
Net operating income (a)	$113,727	$153,071

Selected ratios:
Net premiums written / Gross premiums written	82.0%	77.6%

Losses and loss expenses	46.3%	40.2%

Policy acquisition costs	21.0%	20.3%
General and administrative expenses (b)	17.5%	17.1%
Expense ratio	38.5%	37.4%
Combined ratio	84.8%	77.6%

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

The change in net operating income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, respectively, is described in the following table:

Increase (decrease) to net operating income over the nine months ended September 30,
(Dollars in thousands)	2014 compared to 2013
Net premiums earned	$32,194
Notable loss events (a)	6,440
Incurred current year losses, excluding notable loss events	(49,779)
Prior period loss development	(9,955)
Other underwriting deductions (b)	(19,496)
Underwriting income (d)	(40,596)
Other operating income and expenses, net (c)	1,252
Net operating income (d)	$(39,344)

(a)	There were no notable loss events for the nine months ended September 30, 2014. The notable loss event for the nine months ended September 30, 2013 was the European Floods.

(b)	Other underwriting deductions consist of policy acquisition costs, general & administrative expenses and share compensation expenses.

(c)	Other operating income and expenses, net, consists of net investment income, other income, finance expenses and taxes.

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

Gross Premiums Written

	Gross Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$261,100	$284,980	$(23,880)
Marine	319,805	306,093	13,712
Specialty	273,419	264,443	8,976
Total	$854,324	$855,516	$(1,192)
The decrease in gross premiums written in the property lines of $23.9 million was primarily due to a decrease in the property treaty lines of $35.4 million, of which $29.7 million related to the Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re. The remaining decrease on the property treaty lines was primarily due to non-renewals. This decrease was partially offset by an increase in the direct property lines due to new business and premium adjustments of $16.3 million. The increase in gross premiums written in the marine lines of $13.7 million was due primarily to an increase in the energy lines of $6.7 million as a result of new business and increased premium on renewals. Also contributing to the increase in the marine lines was an increase in the cargo lines of $6.1 million as a result of an increase to the rate on line and additional premium signings. The increase in gross premiums written in the specialty lines of $9.0 million was partially due to an increase on political risk lines of $7.2 million. In particular, the political risk lines increase was in part due to the expanding crisis management book and the employment of two new underwriters. The aviation treaty lines have also seen an increase of $5.4 million; offset by, a decrease in the political violence lines of $4.9 million.

	Business Mix - Ratio of Gross Premiums Written by Line of Business to Total Gross Premiums Written
	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Gross Premiums Written	Gross Premiums Written (%)	Gross Premiums Written	Gross Premiums Written (%)
Property	$261,100	30.6%	$284,980	33.3%
Marine	319,805	37.4%	306,093	35.8%
Specialty	273,419	32.0%	264,443	30.9%
Total	$854,324	100.0%	$855,516	100.0%
The changes in mix of business were consistent with the changes in gross premiums written discussed above.
Reinsurance Premiums Ceded

	Reinsurance Premiums Ceded
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$91,332	$122,002	$(30,670)
Marine	20,621	23,137	(2,516)
Specialty	42,162	46,783	(4,621)
Total	$154,115	$191,922	$(37,807)
The decrease in reinsurance premiums ceded in the property lines of $30.7 million was due primarily to a decrease in the property treaty lines of $23.4 million due to lower quota share premiums as a result of underlying Latin American business now being written directly through Validus Re Swiss. This business was previously written by Talbot and ceded to Validus Re. Also contributing to the decrease was a reduction in the energy onshore lines of $7.5 million due to lower quota share premiums and changes in the excess of loss program and structure. The decrease in the specialty lines of $4.6 million was primarily due to a decrease in the aviation direct lines of $3.3 million.
Net Premiums Written

	Net Premiums Written
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$169,768	$162,978	$6,790
Marine	299,184	282,956	16,228
Specialty	231,257	217,660	13,597
Total	$700,209	$663,594	$36,615
The changes in Talbot net premiums written were driven by the factors highlighted above in respect of gross premiums written and reinsurance premiums ceded.

	Net Retention - Ratio of Net Premiums Written to Gross Premiums Written
	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Net Premiums Written	% of Gross Premiums Written	Net Premiums Written	% of Gross Premiums Written
Property	$169,768	65.0%	$162,978	57.2%
Marine	299,184	93.6%	282,956	92.4%
Specialty	231,257	84.6%	217,660	82.3%
Total	$700,209	82.0%	$663,594	77.6%
The property ratio increased by 7.8 percentage points due to the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re.
Net Premiums Earned

	Net Premiums Earned
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property	$153,766	$142,940	$10,826
Marine	275,793	264,455	11,338
Specialty	228,992	218,962	10,030
Total	$658,551	$626,357	$32,194
The changes in the net premiums earned were consistent with the pattern of net premiums written influencing the earned premiums for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Losses and Loss Expenses

	Losses and Loss Expense Ratio - All Lines
	Nine Months Ended September 30,
	2014	2013
All lines—current period—notable loss events	0.0%	1.0%
All lines—change in prior accident years	(15.1)%	(17.4)%
All lines—current period excluding items above	61.4%	56.6%
All lines—loss ratio	46.3%	40.2%

	Losses and Loss Expenses - All Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
All lines—current period—notable loss events	$—	$6,440	$(6,440)
All lines—change in prior accident years	(99,192)	(109,147)	9,955
All lines—current period excluding items above	404,040	354,261	49,779
All lines - losses and loss expenses	$304,848	$251,554	$53,294

Notable Loss Events
There were no notable loss events for the nine months ended September 30, 2014. In comparison, notable loss events incurred in the six months ended September 30, 2013 of $6.4 million were from a single notable loss event, the European Floods, which represented 1.0 percentage point of the loss ratio. Net of $0.3 million of reinstatement premiums, the effect of this event on net operating income was a $6.1 million reduction.
Losses and Loss Expenses by Line of Business

	Losses and Loss Expense Ratio - Property Lines
	Nine Months Ended September 30,
	2014	2013
Property—current period—notable loss events	0.0%	3.1%
Property—change in prior accident years	(28.6)%	(24.5)%
Property—current period excluding items above	68.0%	59.0%
Property—loss ratio	39.4%	37.6%

	Losses and Loss Expenses - Property Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Property - current period—notable loss events	$—	$4,440	$(4,440)
Property - change in prior accident years	(43,905)	(35,056)	(8,849)
Property—current period excluding items above	104,525	84,392	20,133
Property - losses and loss expenses	$60,620	$53,776	$6,844
The property lines experienced favorable loss reserve development in both periods, due to a combination of favorable development on notable loss events, primarily the Tohoku earthquake, and lower development on both non-notable loss events and attritional losses in 2013 and predominantly lower non-notable loss event development in 2014. The current nine months loss ratio, excluding the impact of notable loss events, was higher by 9.0 percentage points, representing a higher level of attritional claims experienced compared to the prior year nine months, including a construction fire loss of $8.3 million.

	Losses and Loss Expense Ratio - Marine Lines
	Nine Months Ended September 30,
	2014	2013
Marine—current period—notable loss events	0.0%	0.8%
Marine—change in prior accident years	(6.6)%	(12.9)%
Marine—current period excluding items above	52.4%	52.8%
Marine—loss ratio	45.8%	40.7%

	Losses and Loss Expenses - Marine Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Marine - current period—notable loss events	$—	$2,000	$(2,000)
Marine—change in prior accident years	(18,191)	(34,031)	15,840
Marine—current period excluding items above	144,539	139,741	4,798
Marine - losses and loss expenses	$126,348	$107,710	$18,638
The marine lines experienced $15.8 million lower favorable loss reserve development compared to the prior year nine months due to lower favorable development on attritional claims in the current nine months.

	Losses and Loss Expense Ratio - Specialty Lines
	Nine Months Ended September 30,
	2014	2013
Specialty—current period—notable loss events	0.0%	0.0%
Specialty—change in prior accident years	(16.2)%	(18.3)%
Specialty—current period excluding items above	67.7%	59.4%
Specialty—loss ratio	51.5%	41.1%

	Losses and Loss Expenses - Specialty Lines
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Specialty - current period—notable loss events	$—	$—	$—
Specialty—change in prior accident years	(37,096)	(40,060)	2,964
Specialty—current period excluding items above	154,976	130,128	24,848
Specialty - losses and loss expenses	$117,880	$90,068	$27,812
The specialty lines experienced $3.0 million of lower favorable loss reserve development, primarily related to lower development on attritional claims during the current nine months. The current nine months loss ratio, excluding the impact of notable loss events, was higher by 8.3 percentage points, representing a higher level of attritional and non-notable loss events experienced compared to the prior year nine months.
Policy Acquisition Costs

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
Property	$20,028	13.0%	$16,300	11.4%
Marine	65,568	23.8%	59,182	22.4%
Specialty	52,787	23.1%	51,610	23.6%
Total	$138,383	21.0%	$127,092	20.3%
The property acquisition cost ratio increased by 1.6 percentage points due to lower ceded acquisition costs on quota share premiums as a result of the Latin American business being written directly through Validus Re Swiss. This business was previously written through Talbot and ceded to Validus Re. The increase in the marine acquisition cost ratio of 1.4 percentage points was due to profit commission adjustments that reduced costs for the nine months ended September 30, 2013.

General and Administrative and Share Compensation Expenses

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Expenses	% of Net Premiums Earned	Expenses	% of Net Premiums Earned
General and administrative expenses	$107,031	16.2%	$100,506	16.0%
Share compensation expenses	8,434	1.3%	6,754	1.1%
Total	$115,465	17.5%	$107,260	17.1%
General and administrative expenses increased by $6.5 million due to salary increases, an increase in overall headcount and a strengthening of the British pound against the U.S. dollar compared to the prior year nine months.
Selected Underwriting Ratios
The following table presents the losses and loss expense ratio, policy acquisition cost ratio, general and administrative expense ratio, expense ratio and combined ratio for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Losses and loss expense ratio	46.3%	40.2%
Policy acquisition cost ratio	21.0%	20.3%
General and administrative expense ratio (a)	17.5%	17.1%
Expense ratio	38.5%	37.4%
Combined ratio	84.8%	77.6%

(a)	Includes general and administrative expenses and share compensation expenses.
The increase in the combined ratio for the nine months ended September 30, 2014 of 7.2 percentage points compared to the nine months ended September 30, 2013 was due to the movement in the underlying ratios as discussed above.
Net Investment Income

	Investment Income
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Fixed maturities and short-term investments	$14,453	$13,000	$1,453
Cash and cash equivalents	1,016	1,504	(488)
Total gross investment income	15,469	14,504	965
Investment expenses	(1,147)	(1,008)	(139)
Total	$14,322	$13,496	$826
Net investment income for the nine months ended September 30, 2014 and 2013 was comparable.

Year To Date Non-Segment Discussion
Corporate Expenses
Corporate general and administrative expenses for the nine months ended September 30, 2014, net of eliminations related to the operating segments, were $55.2 million compared to $48.4 million for the nine months ended September 30, 2013, an increase of $6.8 million or 14.0%. General and administrative expenses have increased primarily due to an increase in headcount offset by a decrease in severance expenses relating to the departure of employees in the prior nine months. Also, contributing to the increase was an increase in information technology expenses during the current nine months. Corporate general and administrative expenses are comprised of executive and board expenses, internal and external audit expenses and other costs relating to the Company as a whole.
Corporate share compensation expenses for the nine months ended September 30, 2014 were $8.4 million compared to $7.0 million for the nine months ended September 30, 2013, an increase of $1.4 million or 19.6%. The increase of $1.4 million was primarily due to a higher level of awards being issued in 2013 compared to earlier years.
Corporate finance expenses for the nine months ended September 30, 2014, net of eliminations related to the operating segments, were $34.3 million compared to $30.6 million for the nine months ended September 30, 2013, an increase of $3.7 million or 12.1%.
Transaction expenses for the nine months ended September 30, 2014 were $3.4 million compared to $nil for the nine months ended September 30, 2013. The transaction expenses relate to costs incurred in connection with the acquisition of Western World, which was completed on October 2, 2014. The Company incurred an additional $4.0 million of transaction expenses which will be recognized in the fourth quarter of 2014. Western World results have not been included in the Company's consolidated results for the nine months ended September 30, 2014. Transaction expenses are primarily comprised of legal, financial advisory and audit related services.
Year to Date Non-Operating Income and Expenses
The following non-operating income and expense items are discussed on a consolidated basis, since the Company does not include these items when assessing the results of its operating segments.
Net Realized and Change in Net Unrealized Gains (Losses) on Investments

	Net Realized and Change in Net Unrealized (Losses) Gains on Investments
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net realized gains (losses) on investments	$16,193	$(1,190)	$17,383
Change in net unrealized gains (losses) on investments	16,146	(78,618)	94,764
Net realized and change in net unrealized gains (losses) on investments	$32,339	$(79,808)	$112,147
The movement in the net realized and change in net unrealized gains (losses) on investments of $112.1 million was due to a favorable movement in net realized and unrealized gains (losses) on fixed maturity and short term investments of $56.9 million and a favorable movement in net realized and unrealized gains (losses) on other investments of $55.2 million.
The favorable movement on fixed maturity and short term investments was primarily as a result of a shift in the yield curve and a tightening of corporate bond spreads. The favorable movement on other investments was primarily due to the change in net unrealized gains of $49.6 million on the Paulson hedge funds held by PaCRe. This is offset by a 90% noncontrolling interest of $44.6 million.

Income From Investment Affiliate

	Income From Investment Affiliate
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Income from investment affiliate	$7,881	$4,274	$3,607
Income from investment affiliate for the nine months ended September 30, 2014 was $3.6 million higher than the nine months ended September 30, 2013. The income from investment affiliate relates to the income earned from the Company's investment in the Aquiline Financial Services Fund II L.P. which is recorded on a three-month lag and therefore reflects the underlying performance of that fund for the nine months ended June 30, 2014 and 2013, respectively.
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

U.S. dollar strengthened (weakened) against:	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
British Pound sterling	2.3%	0.3%
Euro	8.9%	(2.5)%
Canadian dollar	5.5%	3.8%
Swiss franc	7.0%	(1.0)%
Australian dollar	2.5%	11.5%
New Zealand dollar	5.7%	(0.3)%
Singapore dollar	1.1%	2.8%
Japanese yen	4.3%	13.5%

	Foreign Exchange
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Foreign exchange losses	$(14,761)	$4,735	$(19,496)
Foreign exchange losses for the nine months ended September 30, 2014 were $(14.8) million compared to gains of $4.7 million for the nine months ended September 30, 2013, an unfavorable movement of $19.5 million, or 411.7%, due primarily to the U.S. dollar strengthening against the Australian and New Zealand dollars, the Euro, the Swiss Franc and the Japanese yen.
The Company currently hedges foreign currency exposure by substantively balancing assets (primarily cash, investments and premium receivables) with liabilities (primarily case reserves and event IBNR) for certain major non-U.S. dollar currencies, or by entering into forward foreign currency contracts. Consequently, the Company attempts to have a limited exposure to foreign exchange fluctuations.

Net (Income) Loss Attributable to Noncontrolling Interest

	Net (Income) Loss Attributable to Noncontrolling Interest
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net (income) loss attributable to noncontrolling interest	$(25,745)	$17,831	$(43,576)
For the nine months ended September 30, 2014, net income attributable to noncontrolling interest was $25.7 million, which was comprised of operating income of $3.2 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating gain of $22.6 million, primarily on the investment portfolio within PaCRe.
For the nine months ended September 30, 2013, net loss attributable to noncontrolling interest was $17.8 million, which was comprised of operating income of $8.0 million, as discussed in the AlphaCat Segment Results of Operations, and a non-operating loss of $25.8 million, primarily on the investment portfolio within PaCRe.

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

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net operating income	76,818	158,336	359,114	490,302
Net realized gains on investments	4,595	(6,320)	16,193	(1,190)
Change in net unrealized gains (losses) on investments	(84,974)	69,967	16,146	(78,618)
Income from investment affiliate	1,754	1,044	7,881	4,274
Transaction expenses	(149)	—	(3,401)	—
Foreign exchange gains (losses)	(11,441)	6,036	(14,761)	4,735
Net income	$(13,397)	$229,063	$381,172	$419,503
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
The following tables present reconciliations of diluted book value per share to book value per share, the most comparable U.S. GAAP financial measure, at September 30, 2014 and December 31, 2013.

(Dollars in thousands, except share and per share amounts)	As at September 30, 2014
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,702,410	89,112,271		$41.55

Book value per diluted common share
Total shareholders' equity available to Validus	3,702,410	89,112,271
Assumed exercise of outstanding warrants	90,950	5,174,114	$17.58
Assumed exercise of outstanding stock options	26,340	1,439,328	$18.30
Unvested restricted shares	—	2,980,333
Book value per diluted common share	$3,819,700	98,706,046		$38.70
Adjustment for accumulated dividends				$8.58
Book value per diluted common share plus accumulated dividends				$47.28

(Dollars in thousands, except share and per share amounts)	As at December 31, 2013
	Equity Amount	Shares	Exercise Price	Book Value Per Share
Book value per common share
Total shareholders' equity available to Validus	$3,704,094	96,044,312		$38.57

Book value per diluted common share
Total shareholders' equity available to Validus	3,704,094	96,044,312
Assumed exercise of outstanding warrants	98,513	5,296,056	$18.60
Assumed exercise of outstanding stock options	29,688	1,572,713	$18.88
Unvested restricted shares	—	2,853,083
Book value per diluted common share	$3,832,295	105,766,164		$36.23
Adjustment for accumulated dividends				$7.68
Book value per diluted common share plus accumulated dividends				$43.91

Liquidity and Capital Resources
Investments
At September 30, 2014, the Company held investments totaling $7,073.8 million, compared to $6,912.4 million at December 31, 2013, an increase of $161.4 million, or 2.3%, primarily as a result of a reduction of cash and cash equivalents. A significant portion of (re)insurance contracts written by the Company provide short-tail reinsurance coverage for losses resulting mainly from natural and man-made catastrophes, which could result in payment of a substantial amount of losses at short notice. Accordingly, the Company’s investment portfolio is primarily structured to provide liquidity, which means the investment portfolio contains a significant amount of relatively short-term fixed maturity investments. The Company’s investment policies specifically require certain minimum thresholds of cash, short-term investments, and highly-rated fixed maturity securities relative to our consolidated net reserves and estimates of probable maximum loss exposures to provide necessary liquidity in a wide range of reasonable scenarios. At September 30, 2014, the average duration of the Company’s fixed maturity and short term investment portfolio was 1.56 years (December 31, 2013: 1.60 years). This duration is reviewed regularly based on changes in the duration of the Company's liabilities and in general market conditions.
The Company’s investment portfolio is also structured to preserve capital. The Company’s investment policies require certain minimum credit quality standards, including a minimum weighted average portfolio rating of A+. Further limits on securities rated BBB and below are also mandated. In addition, the Company stress-tests the downside risks within its asset portfolio using internal and external inputs and stochastic modeling processes to help define and limit asset risks to acceptable levels that are consistent with our overall enterprise-risk framework. At September 30, 2014, the Company’s total investment portfolio had an average credit quality rating of A+ (December 31, 2013 : AA-) and an effective yield of 1.28% for the nine months then ended (2013 : 1.30%). The estimated fair value of investment grade fixed maturities, as at September 30, 2014 was $4,093.5 million, or 87.7% of the fixed maturity portfolio, compared to $4,764.6 million as at December 31, 2013, or 86.0%, a decrease of $671.1 million, or 14.1%. The estimated fair value of non-investment grade fixed maturities, excluding bank loans, as at September 30, 2014 was $107.3 million compared to $92.8 million as at December 31, 2013, an increase of $14.5 million, or 15.6%.
The Company also has an allocation to other investments, primarily hedge funds and investment funds. At September 30, 2014, these other investments, excluding noncontrolling interests, totaled $223.3 million, or 3.4%, of total investments, excluding noncontrolling interest (December 31, 2013: $128.9 million or 2.0%). For further details related to the investment portfolio, including the extent of investments with fair values measured using unobservable inputs, see Notes 3 and 4 to the Consolidated Financial Statements in Part I, Item 1.
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

The estimated fair value of investments at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Estimated Fair Value	% of Total Investments	Estimated Fair Value	% of Total Investments
U.S. government and government agency	$786,255	12.0%	$1,364,679	21.1%
Non-U.S. government and government agency	381,197	5.8%	459,068	7.2%
U.S. states, municipalities and political subdivision	74,365	1.1%	43,120	0.7%
Agency residential mortgage-backed securities	375,227	5.7%	311,499	4.9%
Non-agency residential mortgage-backed securities	17,199	0.3%	15,759	0.2%
U.S. corporate	1,168,918	17.8%	1,332,484	20.8%
Non-U.S. corporate	594,635	9.1%	714,325	11.2%
Bank loans	483,788	7.4%	717,116	11.2%
Catastrophe bonds	48,338	0.7%	74,551	1.2%
Asset-backed securities	566,452	8.6%	509,657	8.0%
Commercial mortgage-backed securities	173,799	2.7%	—	—%
Total fixed maturities	4,670,173	71.1%	5,542,258	86.5%
Total short-term investments (a) (b)	1,684,982	25.7%	751,778	11.7%
Total other investments	718,633	10.9%	618,316	9.7%
Total investments	7,073,788	107.6%	6,912,352	107.9%
Noncontrolling interest (a)	(495,365)	(7.5)%	(489,402)	(7.6)%
Redeemable noncontrolling interest (b)	(11,637)	(0.2)%	(18,365)	(0.3)%
Total investments excluding noncontrolling interest	$6,566,786	100.0%	$6,404,585	100.0%

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

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total
United Kingdom	$140,473	14.4%	$153,248	13.1%
Supranational	49,876	5.1%	74,834	6.4%
Germany	47,364	4.9%	59,274	5.1%
Province of Ontario	22,939	2.4%	29,395	2.5%
Netherlands	21,744	2.2%	24,340	2.1%
France	19,169	2.0%	24,097	2.1%
Norway	17,705	1.8%	22,430	1.9%
Other (individual jurisdictions below $20,000)	61,927	6.3%	71,450	5.9%
Total Non-U.S. Government Securities	381,197	39.1%	459,068	39.1%
European Non-U.S. Corporate Securities	220,002	22.5%	248,613	21.2%
United Kingdom Non-U.S. Corporate Securities	160,078	16.4%	165,845	14.1%
Other Non-U.S. Corporate Securities	214,555	22.0%	299,867	25.6%
Total Non-U.S. Fixed Income Portfolio	$975,832	100.0%	$1,173,393	100.0%
The Company manages its corporate debt securities by limiting its exposure to any single issuer, excluding government and agency securities, to 3% or less of its total investments and cash. At September 30, 2014, the Company did not have an aggregate exposure to any single issuer of more than 0.9%, other than with respect to government and government agency securities. The top ten exposures to fixed income corporate issuers at September 30, 2014 are as follows:

(Dollars in thousands)	September 30, 2014
Issuer (a)	Fair Value (b)	S&P Rating (c)	% of Total Cash and Investments
JPMorgan Chase & Co	67,603	A-	0.9%
Bank of America Corp	50,677	BBB+	0.6%
HSBC Holdings Plc	45,393	A+	0.6%
Bank of New York Mellon Corp	45,163	A+	0.6%
Goldman Sachs Group Inc	43,276	BBB+	0.5%
Wells Fargo & Company	41,296	A	0.5%
General Electric Co	35,881	A+	0.5%
Morgan Stanley	35,042	BBB+	0.4%
Anheuser-Busch Inbev SA	32,418	A	0.4%
Verizon Communications Inc	31,725	BBB+	0.4%
Total	428,474		5.4%

(a)	Issuers exclude government-backed government-sponsored enterprises and cash and cash equivalents.

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

The tables below show the Company’s investments in affiliates, accounted for under the equity method:

	September 30, 2014
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$4,167	43.7%	22.3%	$4,167
AlphaCat Re 2012	679	49.0%	37.9%	679
AlphaCat 2013	2,581	40.9%	19.7%	2,581
AlphaCat 2014	22,000	42.3%	19.6%	26,381
AlphaCat ILS funds	133,455	n/a	(a)	141,423
Aquiline Financial Services Fund II L.P.	32,110	n/a	6.7%	42,381
Total	$194,992			$217,612

(a)	Equity ownership in the two funds were 7.9% and 49.0%, respectively as at September 30, 2014.

	December 31, 2013
(Dollars in thousands)	Investment at cost	Voting ownership	Equity ownership	Carrying value
AlphaCat Re 2011	$9,882	43.7%	22.3%	$9,809
AlphaCat Re 2012	654	49.0%	37.9%	1,313
AlphaCat 2013	45,000	40.9%	19.7%	51,744
AlphaCat 2014	22,000	42.3%	19.6%	21,982
AlphaCat ILS fund	20,000	n/a	9.1%	21,895
Aquiline Financial Services Fund II L.P.	32,110	n/a	6.7%	34,500
Total	$129,646			$141,243
During the first nine months of 2014, the Company received partial returns of investment from AlphaCat Re 2011, AlphaCat 2012 and AlphaCat 2013 of $5.8 million, $1.5 million and $51.2 million, respectively. The Company expects to receive further returns of investment during the year from AlphaCat Re 2011, AlphaCat Re 2012 and AlphaCat 2013.
Reserves for Losses and Loss Expenses
At September 30, 2014, gross and net reserves for losses and loss expenses were estimated using the methodology as outlined in the Critical Accounting Policies and Estimates section below. The following tables indicate the breakdown of gross and net reserves for losses and loss expenses between lines of business and between case reserves and IBNR.

	As at September 30, 2014
(Dollars in thousands)	Gross Case Reserves	Gross IBNR	Total Gross Reserve for Losses and Loss Expenses
Property	$692,699	$474,687	$1,167,386
Marine	441,910	393,670	835,580
Specialty	264,653	484,549	749,202
Total	$1,399,262	$1,352,906	$2,752,168

	As at September 30, 2014
(Dollars in thousands)	Net Case Reserves	Net IBNR	Total Net Reserve for Losses and Loss Expenses
Property	$599,391	$400,421	$999,812
Marine	413,004	369,484	782,488
Specialty	232,779	438,587	671,366
Total	$1,245,174	$1,208,492	$2,453,666
The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the three months ended September 30, 2014.

	Three Months Ended September 30, 2014
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,555,946	$6,194	$1,384,877	$(79,710)	$2,867,307
Losses and loss expenses recoverable	(89,952)	—	(328,492)	79,710	(338,734)
Net reserves for losses and loss expenses, beginning of period	1,465,994	6,194	1,056,385	—	2,528,573
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	122,145	3,738	153,807	—	279,690
Prior years	(20,140)	—	(35,425)	—	(55,565)
Total incurred losses and loss expenses	102,005	3,738	118,382	—	224,125

Net paid losses	(151,378)	(468)	(106,469)	—	(258,315)
Foreign exchange	(27,184)	(67)	(13,466)	—	(40,717)
Net reserve for losses and loss expenses, end of period	1,389,437	9,397	1,054,832	—	2,453,666
Losses and loss expenses recoverable	82,234	—	295,274	(79,006)	298,502
Reserve for losses and loss expenses, end of period	$1,471,671	$9,397	$1,350,106	$(79,006)	$2,752,168
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the three months ended September 30, 2014, favorable loss reserve development on prior accident years was $55.6 million of which $20.1 million related to the Validus Re segment, $nil related to the AlphaCat segment and $35.4 million related to the Talbot segment.

The following table sets forth a reconciliation of gross and net reserves for losses and loss expenses by segment for the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Validus Re Segment	AlphaCat Segment	Talbot Segment	Eliminations	Total
Reserve for losses and loss expenses, beginning of period	$1,723,465	$17,612	$1,362,574	$(73,252)	$3,030,399
Losses and loss expenses recoverable	(105,601)	—	(337,805)	73,252	(370,154)
Net reserves for losses and loss expenses, beginning of period	1,617,864	17,612	1,024,769	—	2,660,245
Increase (decrease) in net reserves for losses and loss expenses in respect of losses occurring in:
Current year	304,684	4,453	404,040	—	713,177
Prior years	(56,836)	(11,608)	(99,192)	—	(167,636)
Total incurred losses and loss expenses	247,848	(7,155)	304,848	—	545,541

Net paid losses	(462,542)	(981)	(268,851)	—	(732,374)
Foreign exchange	(13,733)	(79)	(5,934)	—	(19,746)
Net reserve for losses and loss expenses, end of period	1,389,437	9,397	1,054,832	—	2,453,666
Losses and loss expenses recoverable	82,234	—	295,274	(79,006)	298,502
Reserve for losses and loss expenses, end of period	$1,471,671	$9,397	$1,350,106	$(79,006)	$2,752,168
The amount of recorded reserves represents management's best estimate of expected losses and loss expenses on premiums earned. For the nine months ended September 30, 2014, favorable loss reserve development on prior accident years was $167.6 million of which $56.8 million related to the Validus Re segment, $11.6 million related to the AlphaCat segment and $99.2 million related to the Talbot segment.
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
For disclosure purposes, only those notable loss events which had an initial ultimate loss estimate above $30.0 million are disclosed separately and included in the reserves for notable loss event roll forward table. To the extent that there are complexity and volatility factors relating to notable loss events in the aggregate, additions to the RDE may be established for a specific accident year. The Company increased the threshold for disclosure for notable loss events effective January 1, 2013 from $15.0 million to $30.0 million.
The reserves for notable loss events table below does not disclose 2010 or 2011 notable loss events. Deepwater Horizon, a 2010 event, had closing reserves of $64.9 million at September 30, 2014, excluding reserves assumed as part of the Flagstone acquisition. The New Zealand earthquakes of 2010 and 2011, had total closing reserves of $98.2 million at September 30, 2014, excluding reserves assumed as part of the Flagstone acquisition.

RESERVES FOR NOTABLE LOSS EVENTS - USD (000's)

2012 NOTABLE LOSS EVENTS		Year Ended December 31, 2012			Year Ended December 31, 2013			Nine Months Ended September 30, 2014
		Development		Closing	Development		Closing	Development		Closing
	Initial	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event	Estimate (a)	Unfavorable (b)	of RDE	December 31, 2012	Unfavorable (b)	of RDE	December 31, 2013	Unfavorable (b)	of RDE	September 30, 2014
Hurricane Sandy	$361,036	$—	—	$361,036	$(2,009)	—	$359,027	(4,158)	—	$354,869
Costa Concordia	76,197	(2,061)	—	74,136	39,567	—	113,703	16,100	—	129,803
Cat 67	22,713	5,377	—	28,090	(8,817)	—	19,273	(999)	—	18,274
U.S. Drought	22,021	—	—	22,021	4,619	—	26,640	100	—	26,740
Hurricane Isaac	15,209	67	—	15,276	(9,374)	—	5,902	(20)	—	5,882
Total 2012 Notable Loss Events	$497,176	$3,383	$—	$500,559	$23,986	$—	$524,545	$11,023	$—	$535,568

		Year Ended December 31, 2012			Year Ended December 31, 2013			Nine Months Ended September 30, 2014
				Closing			Closing			Closing
			Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event				December 31, 2012			December 31, 2013			September 30, 2014
Hurricane Sandy			$38,515	$322,521		$134,978	$185,534		$40,180	$141,196
Costa Concordia			13,040	61,096		36,456	64,207		34,861	45,446
Cat 67			13,432	14,658		2,332	3,509		203	2,307
U.S. Drought			12,346	9,675		14,294	—		14	86
Hurricane Isaac			313	14,963		3,727	1,862		641	1,201
Total 2012 Notable Loss Events			$77,646	$422,913		$191,787	$255,112		$75,899	$190,236

2013 NOTABLE LOSS EVENTS					Year Ended December 31, 2013			Nine Months Ended September 30, 2014
					Development		Closing	Development		Closing
		Initial			(Favorable) /	Allocations	Estimate (c)	(Favorable) /	Allocations	Estimate (c)
Notable Loss Event		Estimate (a)			Unfavorable (b)	of RDE	December 31, 2013	Unfavorable (b)	of RDE	September 30, 2014
European Floods		$77,587			$(16,762)	—	$60,825	$(24,438)	—	$36,387
Total 2013 Notable Loss Events		$77,587			$(16,762)	$—	$60,825	$(24,438)	$—	$36,387

					Year Ended December 31, 2013			Nine Months Ended September 30, 2014
							Closing			Closing
						Paid Loss (Recovery)	Reserve (d)		Paid Loss (Recovery)	Reserve (d)
Notable Loss Event							December 31, 2013			September 30, 2014
European Floods						$8,006	$52,819		$10,941	$17,440
Total 2013 Notable Loss Events						$8,006	$52,819		$10,941	$17,440

(a)	Includes paid losses, case reserves and IBNR reserves.

(b)	Development other than allocation of RDE.

(c)	Excludes impact of movements in foreign exchange rates.

(d)	Closing Reserve for the period equals Closing Estimate for the period less cumulative Paid Losses.

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
The following table details the capital resources of certain subsidiaries of the Company on an unconsolidated basis.

Capital at
(Dollars in thousands)	September 30, 2014
Validus Reinsurance, Ltd. (consolidated)	3,730,617
Noncontrolling interest in PacRe, Ltd.	522,287
Redeemable noncontrolling interest in AlphaCat ILS fund	70,473
Talbot Holdings, Ltd. (consolidated)	783,919
Other subsidiaries, net	79,322
Other, net (a)	(104,216)
Total consolidated capitalization	5,082,402
Senior notes payable	(247,279)
Debentures payable	(539,953)
Redeemable noncontrolling interest in AlphaCat ILS fund	(70,473)
Total shareholders' equity	$4,224,697
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

There are three main sources of cash flows for the Company: operating activities, investing activities and financing activities. The movement in net cash provided by or used in operating, investing and financing activities and the effect of foreign currency rate changes on cash and cash equivalents for the nine months ended September 30, 2014 and 2013 is provided in the following table.

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net cash provided by operating activities	$148,851	$204,890	$(56,039)
Net cash used in investing activities	(69,766)	(10,628)	(59,138)
Net cash used in financing activities	(280,391)	(145,838)	(134,553)
Effect of foreign currency rate changes on cash and cash equivalents	(11,293)	(13,185)	1,892
Net (decrease) increase in cash	$(212,599)	$35,239	$(247,838)
Operating Activities
Cash flow from operating activities is derived primarily from the receipt of premiums less the payment of losses and loss expenses related to underwriting activities.
Net cash provided by operating activities during the nine months ended September 30, 2014 was $148.9 million compared to $204.9 million for nine months ended September 30, 2013, an unfavorable movement of $56.0 million. This unfavorable movement reflects the lower level of business written in the current year and returns on investments made to third party investors in operating affiliates.
We anticipate that cash flows from operations will continue to be sufficient to cover cash outflows under the Company's contractual commitments as well as most loss scenarios through the foreseeable future.
Investing Activities
Cash flow from investing activities is derived primarily from the receipt of net proceeds on the Company’s investment portfolio. As at September 30, 2014, the Company’s portfolio was composed of fixed income investments, short-term and other investments amounting to $7,073.8 million or 89.3% of total cash and investments.
Net cash used in investing activities during the nine months ended September 30, 2014 was $69.8 million compared to $10.6 million for the nine months ended September 30, 2013, an unfavorable movement of $59.1 million. This unfavorable movement was due primarily to a net increase of $1,309.8 million in the purchase of short-term investments, offset by a reduction of $1,252.4 million in the purchase of fixed maturity securities.
Financing Activities
Cash flow from financing activities is derived primarily from the issuance and purchase of shares in the Company and its subsidiaries, and the issuance and repayment of notes to operating affiliates.
Net cash used in financing activities during the nine months ended September 30, 2014 was $280.4 million compared to $145.8 million during the nine months ended September 30, 2013, an unfavorable movement of $134.6 million. This unfavorable movement was driven primarily by a decrease in the net issuance and repayment of notes payable to operating affiliates of $375.1 million, offset by a decrease in dividends paid of $239.5 million as a result of the special dividend that was paid in the first quarter of 2013, with no comparative dividend in the nine months ended September 30, 2014.

Capital Resources
The following table details the Company's capital position as at September 30, 2014 and December 31, 2013.

Capitalization (Dollars in thousands)	September 30, 2014	December 31, 2013
Senior Notes (a)	$247,279	$247,198
Junior Subordinated Deferrable Debentures (JSDs) (b)	289,800	289,800
Flagstone Junior Subordinated Deferrable Debentures (JSDs) (c)	250,153	251,616
Total debt	787,232	788,614

Redeemable noncontrolling interest	70,473	86,512

Ordinary shares, capital and surplus available to Validus	3,705,148	3,704,711
Accumulated other comprehensive income (loss)	(2,738)	(617)
Noncontrolling interest	522,287	497,657
Total shareholders' equity (d)	4,224,697	4,201,751

Total capitalization (d) (f)	5,082,402	5,076,877
Total capitalization available to Validus (e) (f)	$4,489,642	$4,492,708

Debt to total capitalization	15.5%	15.5%
Debt (excluding JSDs) to total capitalization	4.9%	4.9%
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

Shareholders' Equity
Shareholders' equity available to Validus at September 30, 2014 was $3,702.4 million.
On November 5, 2014, the Company announced a quarterly cash dividend of $0.30 per common share and $0.30 per common share equivalent for which each outstanding warrant is exercisable, which is payable on December 31, 2014 to shareholders and warrant holders of record on December 15, 2014. The timing and amount of any future cash dividends, however, will be at the discretion of the Board and will depend upon results of operations and cash flows, the Company's financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual constraints or restrictions and any other factors that the Board deems relevant.
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
Debt and Financing Arrangements
The following table details the Company's borrowings and credit facilities as at September 30, 2014.

(Dollars in thousands)	Maturity Date / Term	Commitments	Issued and Outstanding (a)
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	200,000	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	400,000	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	525,000	301,340
$200,000 secured bi-lateral letter of credit facility	Evergreen	200,000	19,743
Talbot FAL Facility	December 31, 2015	25,000	25,000
PaCRe senior secured letter of credit facility	Evergreen	10,000	294
AlphaCat Re secured letter of credit facility	Evergreen	30,000	30,000
IPC Bi-Lateral Facility	Evergreen	40,000	16,975
$375,000 Flagstone bi-lateral facility	Evergreen	375,000	288,739
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	136,403	136,403
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750	113,750
Total		$2,455,153	$1,472,044

(a)	Indicates utilization of commitment amount, not necessarily drawn borrowings.
Please refer to Note 12 to the Consolidated Financial Statements (Part I, Item 1) for further discussion of the Company’s debt and financing arrangements.

Ratings
The following table summarizes the financial strength ratings of the Company and its principal reinsurance and insurance subsidiaries from internationally recognized rating agencies as of November 7, 2014:

	A.M. Best (a)	S&P (b)	Moody’s (c)	Fitch (d)
Validus Holdings, Ltd.
Issuer credit rating	bbb	BBB+	Baa2	A-
Senior debt	bbb	BBB+	Baa2	BBB-
Subordinated debt	bbb-	BBB	Baa3	—
Preferred stock	bb+	BBB-	Ba1	—
Outlook on ratings	Stable	Stable	Positive	Stable

Validus Reinsurance, Ltd.
Financial strength rating	A	A	A3	A
Outlook on ratings	Stable	Stable	Positive	Stable

Lloyd's of London
Financial strength rating applicable to all Lloyd's syndicates	A	A+	—	AA-
Outlook on ratings	Positive	Stable	—	Stable

Talbot Syndicate 1183
Financial strength rating	A	—	—	—
Outlook on ratings	Positive	—	—	—

Validus Reinsurance (Switzerland), Ltd.
Financial strength rating	A	A-	—	—
Outlook on ratings	Stable	Stable	—	—

(a)
The A.M. Best ratings were most recently affirmed on February 25, 2014 for Validus Holdings, Ltd, Validus Reinsurance, Ltd and Validus Reinsurance (Switzerland), Ltd. The A.M. Best rating for Lloyd's was most recently affirmed on July 24, 2014. The A.M. Best rating for Talbot Syndicate 1183 was assigned on June 18, 2014.

(b)
The S&P ratings were most recently affirmed on August 23, 2012 for Validus Holdings, Ltd and Validus Reinsurance, Ltd. The S&P rating for Validus Reinsurance (Switzerland), Ltd. was issued on December 11, 2013. On October 13, 2014, the S&P rating for Lloyd's was affirmed and the outlook was revised from positive to stable.

(c)	The Moody’s ratings were most recently affirmed on June 25, 2014 for Validus Holdings, Ltd and Validus Reinsurance, Ltd.

(d)	The Fitch ratings were most recently affirmed on August 19, 2014 for Validus Holdings, Ltd. and Validus Reinsurance, Ltd. The Fitch rating for Lloyds was upgraded on June 10, 2014.
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

•	the effect on the Company’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	availability and cost of reinsurance and retrocession coverage;

•	the failure of reinsurers, retrocessionaires, producers or others to meet their obligations to the Company;

•	the timing of loss payments being faster or the receipt of reinsurance recoverables being slower than anticipated by the Company;

•	changes in domestic or foreign laws or regulations, or their interpretations;

•	changes in accounting principles or the application of such principles by regulators;

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

In addition, other general factors could affect our results, including: (a) developments in the world’s financial and capital markets and our access to such markets; (b) changes in regulations or tax laws applicable to the Company, and (c) the effects of business disruption or economic contraction due to terrorism or other hostilities.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. Any forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company, the business or operations. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
As at September 30, 2014 and December 31, 2013, the impact on the Company's fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have been an estimated decrease in market value of 1.9% and 1.6%, or approximately $98.6 million and $106.0 million, respectively. As at September 30, 2014 and December 31, 2013, the impact on the Company's fixed maturity portfolio from an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of 1.9% and 1.5% or approximately $96.8 million and $98.1 million, respectively.
As at September 30, 2014, the Company held $1,132.7 million (December 31, 2013: $836.9 million), or 24.3% (December 31, 2013: 15.1%), of the Company's fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company would be exposed to reinvestment risk, as cash flows received by the Company could be accelerated and would be reinvested at the prevailing interest rates.
Foreign Currency Risk: Certain of the Company's (re)insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under these contracts with cash and investments that are denominated in such currencies. As of September 30, 2014, approximately $719.4 million, or 7.2% of our total assets and $781.3 million, or 13.6% of our total liabilities were denominated in foreign currencies. As of September 30, 2014, approximately $109.7 million, or 1.9% of our total liabilities denominated in foreign currencies were non-monetary items which do not require revaluation at each reporting date. As of December 31, 2013, $877.4 million, or 9.0% of our total assets and $912.8 million, or 16.7% of our total liabilities were denominated in foreign currencies. As of December 31, 2013, $133.4 million, or 2.4% of our total liabilities denominated in foreign currencies were non-monetary items which do not require revaluation at each reporting date. When necessary, we may also use derivatives to economically hedge un-matched foreign currency exposures, specifically forward contracts. Foreign currency forward contracts do not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. For further information on the accounting treatment of our foreign currency derivatives, refer to Note 7 of Part I, Item 1 - Consolidated Financial Statements. To the extent foreign currency exposure is not hedged or otherwise matched, the Company may experience exchange losses, which in turn would adversely affect the results of operations and financial condition.

Credit Risk: The Company's exposed to credit risk from the possibility that counterparties may default on their obligations. The Company’s primary credit risks reside in investment in U.S. and non-U.S. corporate bonds and amounts recoverable from reinsurers. The Company attempts to limit its credit exposure by purchasing high quality fixed income investments to maintain a minimum weighted-average portfolio credit rating of A+. In addition, the portfolio limits the amount of “risk assets”, such as non-investment grade debt and equity securities, to a maximum of 35% of shareholders’ equity. In addition, the Company limits its exposure to any single issuer to 3.5% of its investment portfolio or less, excluding government and agency securities, depending on the credit rating of the issuer. With the exception of the bank loan portfolio and certain capital securities issued by investment grade corporations, the minimum credit rating of any security purchased is Baa3/BBB-. In total, investments in below investment grade securities are limited to no more than 10% of the Company’s investment portfolio. At September 30, 2014, 1.7% of the portfolio, excluding bank loans, was below BBB-/Baa3 and there was no aggregate exposure to any single issuer of more than 0.9% of total investments, other than with respect to government and agency securities.
The amount of the maximum exposure to credit risk is indicated by the carrying value of the Company's financial assets. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. The reinsurance program is generally placed with reinsurers whose rating, at the time of placement, was A- or better rated by S & P or the equivalent with other rating agencies. Exposure to a single reinsurer is also controlled with restrictions dependent on rating. At September 30, 2014, 97.3% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) were from reinsurers rated A- or above, (December 31, 2013: 96.7%, rated A-) or from reinsurers posting full collateral.
Liquidity risk: Certain of the Company's investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of the Company's investments, including non-agency residential mortgage-backed securities and bank loans which represent 6.3% (December 31, 2013: 9.2%) of total cash and investments at September 30, 2014. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. At September 30, 2014, the Company had $1,615.1 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments and government and government agency securities. Details of the Company's debt and financing arrangements at September 30, 2014 are provided below.

(Dollars in thousands)	Maturity Date / Term	In Use / Outstanding
2006 Junior Subordinated Deferrable Debentures	June 15, 2036	$150,000
2007 Junior Subordinated Deferrable Debentures	June 15, 2037	139,800
2010 Senior Notes due 2040	January 26, 2040	250,000
$400,000 syndicated unsecured letter of credit facility	March 9, 2016	—
$525,000 syndicated secured letter of credit facility	March 9, 2016	301,340
$200,000 secured bi-lateral letter of credit facility	Evergreen	19,743
Talbot FAL facility	December 31, 2015	25,000
PaCRe senior secured letter of credit facility	Evergreen	294
AlphaCat Re secured letter of credit facility	Evergreen	30,000
IPC Bi-Lateral Facility	Evergreen	16,975
$375,000 Flagstone bi-lateral facility	Evergreen	288,739
Flagstone 2006 Junior Subordinated Deferrable Debentures	September 15, 2036	136,403
Flagstone 2007 Junior Subordinated Deferrable Debentures	September 15, 2037	113,750
Total		$1,472,044
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
As at September 30, 2014, the Company was not a party to, or involved in any litigation or arbitration that it believes could have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
ITEM 1A. RISK FACTORS
Please refer to the discussion of Risk Factors in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has repurchased approximately 66.3 million common shares for an aggregate purchase price of $2,078.0 million from the inception of the share repurchase program to November 5, 2014.
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
The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The remaining amount available under the current share repurchase authorization was $196.4 million as of November 5, 2014.
Share repurchases include repurchases by the Company of shares, from time to time, from employees in order to facilitate the payment of withholding taxes on restricted shares that have vested. We repurchase these shares at their fair market value, as determined by reference to the closing price of our common shares on the day the restricted shares vested.

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
	As at June 30, 2014				Quarter ended
Effect of share repurchases:	(cumulative)	July	August	September	September 30, 2014
Aggregate purchase price (a)	$1,917,688	$6,887	$40,929	$41,371	$89,187
Shares repurchased	62,171,982	$187,661	$1,082,445	$1,060,322	$2,330,428
Average price (a)	$30.84	$36.70	$37.81	$39.02	$38.27

Estimated cumulative net accretive (dilutive) impact on:
Diluted BV per common share (b)					$3.00
Diluted EPS - Quarter (c)					$0.12

	Share Repurchase Activity (Expressed in thousands of U.S. dollars except for share and per share information)
Effect of share repurchases:	As at September 30, 2014 (cumulative)	October	November	As at November 5, 2014	Cumulative to Date Effect
Aggregate purchase price (a)	$2,006,875	$65,633	$5,523	$71,156	$2,078,031
Shares repurchased	64,502,410	1,663,577	139,558	1,803,135	66,305,545
Average price (a)	$31.11	$39.45	$39.57	$39.46	$31.34

(a)	Share transactions are on a trade date basis through November 5, 2014 and are inclusive of commissions. Average share price is rounded to two decimal places.

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
Exhibit 10.1
Stock Purchase Agreement, dated as of June 23, 2014, by and among Western World Insurance Group, Inc., the shareholders of Western World Insurance Group, Inc., Validus Specialty, Inc., Validus Holdings, Ltd. (solely for purposes of Article I, Section 5.08, Section 6.08, Section 9.03 and Article XI), and Andrew S. Frazier (in his capacity as the Sellers’ Representative)(Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2014).

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

VALIDUS HOLDINGS, LTD.
(Registrant)

Date:	November 7, 2014	/s/ Edward J. Noonan
Edward J. Noonan
Chief Executive Officer

Date:	November 7, 2014	/s/ Jeffrey D. Sangster
Jeffrey D. Sangster
Executive Vice President and Chief Financial Officer